Form 10-Q
period 2006-02-28
Energy Transfer Equity, L.P.
filed 2006-04-14
CIK 1276187

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number 1-11727

ENERGY TRANSFER EQUITY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(state or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Woodside Street

Dallas, Texas 75204

(Address of principal executive offices and zip code)

(214) 981-0700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 7, 2006, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P.	134,003,277	Common Units
	2,521,570	Class B Units

FORM 10-Q

INDEX TO FINANCIAL STATEMENTS

Energy Transfer Equity, L.P. and Subsidiaries

i

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P., (Energy Transfer Equity or the Partnership) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Risk Factors” beginning on page 19 of the prospectus that is part of the Partnership’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 23, 2006.

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day
Bbls	barrels
Btu	British thermal unit, an energy measurement
Mcf	thousand cubic feet
MMBtu	million British thermal unit
MMcf	million cubic feet
Bcf	billion cubic feet
NGL	natural gas liquid, such as propane, butane and natural gasoline
LIBOR	London Interbank Offered Rate
NYMEX	New York Mercantile Exchange
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	February 28, 2006	August 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,866	$33,459
Marketable securities	3,575	3,452
Accounts receivable, net of allowance for doubtful accounts	821,763	847,028
Accounts receivable from related parties	552	2,295
Inventories	238,787	302,893
Exchanges receivable	18,892	35,623
Price risk management assets	65,907	138,961
Prepaid expenses and other assets	79,863	101,467

Total current assets	1,263,205	1,465,178

PROPERTY, PLANT AND EQUIPMENT, net	3,107,554	2,887,750
LONG-TERM PRICE RISK MANAGEMENT ASSETS	9,043	41,687
INVESTMENT IN AFFILIATES	37,135	37,353
GOODWILL	354,681	353,608
INTANGIBLES AND OTHER ASSETS, net	115,317	131,544

Total assets	$4,886,935	$4,917,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	February 28, 2006	August 31, 2005
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

CURRENT LIABILITIES:
Working capital facility	$21,198	$17,026
Accounts payable	676,852	818,810
Accounts payable to related parties	62	410
Customer deposits	8,464	88,038
Price risk management liabilities	41,374	104,772
Accrued and other current liabilities	149,303	185,738
Income taxes payable	23,590	2,063
Deferred income taxes	2,157	—
Current maturities of long-term debt	39,700	39,376

Total current liabilities	962,700	1,256,233

LONG-TERM DEBT, less current maturities	1,894,985	2,275,965
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	1,021	30,517
LONG-TERM AFFILIATED PAYABLE	—	2,005
NONCURRENT DEFERRED INCOME TAXES	211,469	215,118
OTHER NONCURRENT LIABILITIES	10,356	13,284
MINORITY INTERESTS	1,488,593	1,212,135

	4,569,124	5,005,257

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL (DEFICIT):
General partner capital	98	772
Common Unitholders (134,003,277 and 0 units authorized, issued and outstanding at February 28, 2006 and August 31, 2005, respectively)	252,804	—
Class B Unitholders (2,521,570 and 0 units authorized, issued and outstanding at February 28, 2006 and August 31, 2005, respectively)	53,083	—
Limited partners’ deficit (0 and 116,503,277 limited partner units issued and outstanding at February 28, 2006 and August 31, 2005, respectively)	—	(62,216)
Accumulated other comprehensive income (loss)	11,826	(26,693)

Total partners’ capital (deficit)	317,811	(88,137)

Total liabilities and partners’ capital (deficit)	$4,886,935	$4,917,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit and unit data)

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
REVENUES:
Midstream and transportation and storage	$2,083,303	$1,130,526	$4,291,837	$1,824,213
Propane and other	366,513	309,318	574,599	479,829

Total revenues	2,449,816	1,439,844	4,866,436	2,304,042

COSTS AND EXPENSES:
Cost of products sold, midstream and transportation and storage	1,785,053	1,028,558	3,744,422	1,650,473
Cost of products sold, propane and other	223,778	182,617	355,036	288,606
Operating expenses	99,696	73,551	202,367	133,751
Depreciation and amortization	32,070	25,509	62,037	48,445
Selling, general and administrative	85,506	12,427	110,995	23,289

Total costs and expenses	2,226,103	1,322,662	4,474,857	2,144,564

OPERATING INCOME	223,713	117,182	391,579	159,478

OTHER INCOME (EXPENSE):
Interest expense	(39,096)	(22,780)	(78,239)	(40,121)
Equity in earnings (losses) of affiliates	106	109	(168)	145
Gain (loss) on disposal of assets	662	(436)	534	(527)
Loss on extinguishment of debt	(5,060)	(7,996)	(5,060)	(7,996)
Interest income and other, net	2,432	248	3,496	385

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	182,757	86,327	312,142	111,364

Income tax expense	3,289	2,402	24,976	2,710

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	179,468	83,925	287,166	108,654

Minority interests	(155,033)	(45,502)	(223,130)	(57,053)

INCOME FROM CONTINUING OPERATIONS	24,435	38,423	64,036	51,601

INCOME FROM DISCONTINUED OPERATIONS	—	435	—	1,626

NET INCOME	24,435	38,858	64,036	53,227

GENERAL PARTNER’S INTEREST IN NET INCOME	144	248	392	340

LIMITED PARTNERS’ INTEREST IN NET INCOME	$24,291	$38,610	$63,644	$52,887

BASIC NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$0.18	$0.36	$0.54	$0.49
Limited Partners’ income from discontinued operations	—	0.01	—	0.01

NET INCOME PER LIMITED PARTNER UNIT	$0.18	$0.37	$0.54	$0.50

BASIC AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING	131,468,542	105,708,225	118,826,222	105,708,225

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$0.18	$0.29	$0.53	$0.39
Limited Partners’ income from discontinued operations	—	—	—	0.01

NET INCOME PER LIMITED PARTNER UNIT	$0.18	$0.29	$0.53	$0.40

DILUTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING	131,468,542	132,140,226	118,826,222	132,140,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	Six Months Ended February 28, 2006	Six Months Ended February 28, 2005
Net income	$24,435	$38,858	$64,036	$53,227

Other comprehensive income before tax:
Reclassification adjustment for (gains) and losses on derivative instruments included in net income accounted for as hedges, before tax expense of $979, and tax benefit of $281 for the three and six months ended February 28, 2006, respectively	(142,981)	(4,053)	(42,431)	10,735
Change in value of derivative instruments accounted for as hedges, before tax benefit of $913, and tax expense of $1,098 for the three and six months ended February 28, 2006, respectively	139,010	17,900	165,741	2,378
Change in value of available-for-sale securities, before tax benefit of $2, and tax expense of $1 for the three and six months ended February 28, 2006, respectively	256	1,817	124	1,226
Income tax benefit (expense) related to items of other comprehensive income	64	—	(818)	—
Minority interests	2,922	(10,357)	(84,097)	(9,503)

Comprehensive income	$23,706	$44,165	$102,555	$58,063

Reconciliation of Accumulated Other Comprehensive Income:

Balance, beginning of period	$12,555	$(460)	$(26,693)	$11

Current period reclassification to earnings	(142,002)	(4,053)	(42,150)	10,735
Current period change	138,351	19,717	164,766	3,604
Minority interests	2,922	(10,357)	(84,097)	(9,503)

Balance, end of period	$11,826	$4,847	$11,826	$4,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

For the Six Months Ended February 28, 2006

(in thousands, except unit data)

(unaudited)

(See Notes 1 and 19)

	Number of Units
	Limited Partners	Common	Class B	General Partner	Limited Partners	Common Unitholders	Class B Unitholders	Accumulated Other Comprehensive Income (Loss)	Total
Balance, August 31, 2005	116,503,277	—	—	$772	$(62,216)	$—	$—	$(26,693)	$(88,137)

Conversion to Common Units at Initial Public Offering (IPO)	(116,503,277)	116,503,277	—	—	—	—	—	—	—
Units issued in IPO, net of issuance costs	—	24,150,000	2,521,570	—	—	474,741	—	—	474,741
Distribution of interest in consolidated subsidiary	—	—	—	(27)	39,606	(44,034)	—	—	(4,455)
Redemption	—	(6,650,000)	—	(824)	—	(130,796)	—	—	(131,620)
Distributions	—	—	—	(215)	(34,010)	—	—	—	(34,225)
Purchase premium on ETP shares	—	—	—	—	—	(54,001)	—	—	(54,001)
Compensation expense on issuance of Class B Units	—	—	—	—	—	—	52,953	—	52,953
Net Income	—	—	—	392	56,620	6,894	130	—	64,036
Net change in accumulated other comprehensive income per accompanying statement	—	—	—	—	—	—	—	38,519	38,519

Balance, February 28, 2006	—	134,003,277	2,521,570	$98	$—	$252,804	$53,083	$11,826	$317,811

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended February 28,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$332,360	$112,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(29,946)	(1,113,070)
Working capital settlement on prior year acquisitions	19,653	—
Capital expenditures	(255,101)	(75,227)
Proceeds from the sale of assets	3,875	2,654
Cash invested in subsidiaries	—	(51)

Net cash used in investing activities	(261,519)	(1,185,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,433,188	1,756,529
Principal payments on debt	(1,811,322)	(1,032,814)
Debt issue costs	(1,196)	(12,621)
Equity offering	474,741	—
Redemption of Common Units	(131,620)	—
Unit distributions	(34,225)	(37,012)
Equity offering of subsidiary Common Units		169,807
Subscribed units of subsidiary		180,000

Net cash (used in) provided by financing activities	(70,434)	1,023,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	407	(49,583)

CASH AND CASH EQUIVALENTS, beginning of period	33,459	82,852

CASH AND CASH EQUIVALENTS, end of period	$33,866	$33,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

(unaudited)

The accompanying unaudited condensed consolidated financial statements include the accounts of Energy Transfer Equity, L.P. (the “Partnership” or “ETE”) and ETE’s controlled subsidiaries: Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and ETE’s wholly-owned subsidiary, Energy Transfer Partners, L.L.C., the general partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating L.P. (“HOLP” and together with ETC OLP, the “Operating Partnerships”) and Heritage Holdings, Inc. (“HHI”). The accompanying financial statements are presented for the three and six months ended February 28, 2006 and 2005. The comparability of these financial statements is affected by the acquisition of the Houston Pipeline System included in the results of operations beginning January 26, 2005, and various transactions which occurred in conjunction with ETE’s initial public offering (“IPO”), as discussed in the following notes to the condensed consolidated financial statements.

1. OPERATIONS AND ORGANIZATION:

The Partnership was formed as a Texas limited partnership in September 2002 and converted to a Delaware limited partnership in August 2005. ETE’s Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE”. ETE completed its IPO of 24,150,000 Common Units in February 2006. For information regarding ETE’s IPO see Note 19. ETE’s partnership agreement contains provisions which govern the relative ownership percentages of the Partnership (see Note 19).

LE GP, LLC, the general partner of ETE, is a Delaware limited liability company. LE GP, LLC is ultimately owned and controlled by the Co-CEOs of ETP and Natural Gas Partners VI, L.P., a venture capital investor.

Under the terms of ETE’s partnership agreement, the limited partners’ potential liability is limited to their investment in the Partnership. The general partner of ETE manages and controls the business and affairs of the Partnership. The limited partners of ETE are not involved in the management and control of ETE.

The accompanying Partnership condensed consolidated balance sheet as of August 31, 2005, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations of the Partnership’s subsidiaries and maintenance activities and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership and subsidiaries as of February 28, 2006, and the results of operations for the three and six-month periods ended February 28, 2006 and 2005, and cash flows for the six months ended February 28, 2006 and 2005. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ETE and subsidiaries for the fiscal year ended August 31, 2005 presented in the Partnership’s prospectus contained in the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 23, 2006.

Certain prior period amounts have been reclassified to conform to the classification presentation in the 2006 condensed financial statements. These reclassifications have no impact on net income or total partners’ capital. Prior periods have also been adjusted to reflect the sale of certain assets in ETC OLP’s midstream segment as discontinued operations (see Note 2).

Business Operations

ETE’s business operations currently are conducted only through ETP’s wholly-owned subsidiary Operating Partnerships. ETC OLP is a Texas limited partnership which is engaged in midstream and transportation and natural gas storage operations. HOLP is a Delaware limited partnership, which is engaged in retail and wholesale propane operations. The Partnership, ETP, the Operating Partnerships, and their other subsidiaries are collectively referred to in this report as “Energy Transfer Equity” or the “Partnership”.

A minority interest liability and minority interest expense are recorded for all partially-owned consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Partnership has no separate operating activities apart from those conducted by the Operating Partnerships. The Partnership’s principal sources of cash flow are its investments in the limited and general partner ownership interests in ETP.

The Partnership’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Partnership-only assets and liabilities of ETE are not available to satisfy the debts and other obligations of ETP and its consolidated subsidiaries. In order to fully understand the financial condition of the Partnership on a stand-alone basis, see Note 24 for financial information of ETE apart from that of the condensed consolidated partnership information included within this Item 1.

Current Developments

Simultaneous with ETE’s IPO in February 2006, ETP GP amended its partnership agreement to re-characterize its limited partner interest into a 100% Class A limited partner interest and a 100% Class B limited partner interest. Energy Transfer Investments, LP, (“ETI”), a limited partnership owned by ETE’s members existing at the IPO date, was then issued a 50% Class B limited partner interest. ETE owns the remaining 50% interest in the Class B limited partner interests. ETE also owns 100% of the Class A limited partner interests which are entitled to receive cash distributions related to the 2.0% general partner interest of ETP. The Class B limited partnership interests constitute a profits interest in ETP GP and will only receive allocations of income, gain, loss deduction and credit and their pro rata share of cash distributions from ETP GP attributable to the ownership of ETP’s incentive distribution rights. The value of the 50% interest issued to ETI was determined to be $4,455, which was accounted for as a reduction to ETE’s investment and an increase in the minority interests.

2. DISCONTINUED OPERATIONS:

In April 2005, ETC OLP sold its assets in Oklahoma, referred to as the Elk City System, for $191,606 in cash and recorded a gain on the sale during fiscal year 2005 of $142,469, net of income taxes. Accordingly, the Elk City System was accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for all periods presented in the condensed consolidated statements of operations, as follows:

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Revenues	$40,731	$84,195
Cost and expenses	(39,506)	(79,627)
Minority interests	(790)	(2,942)

Income from discontinued operations	$435	$1,626

3. USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any difference between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three and six months ended February 28, 2006 represent the actual results in all material respects.

Some of the other more significant estimates made by management include, but are not limited to, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets and deferred taxes. Actual results could differ from those estimates.

4. ACCOUNTS RECEIVABLE:

ETC OLP’s midstream and transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other forms of security (corporate guaranty or prepayment). Management reviews midstream and transportation and storage accounts receivable balances each week. Credit limits are assigned and monitored for all counterparties of the midstream and transportation and storage operations. Management believes that the occurrence of bad debts in the midstream and transportation and storage segments is not significant; therefore, an allowance for doubtful accounts for the midstream and transportation and storage segments was not deemed necessary at February 28, 2006 or August 31, 2005. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. There was no bad debt expense recognized for the three and six months ended February 28, 2006 or 2005 in the midstream and transportation and storage segments.

ETC OLP enters into netting arrangements with counterparties to mitigate credit risk. Transactions are confirmed with the counterparty, and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the condensed consolidated balance sheets.

HOLP grants credit to its customers for the purchase of propane and propane-related products. Included in accounts receivable are trade accounts receivable arising from HOLP’s retail and wholesale propane operations. Accounts receivable for retail and wholesale propane operations are recorded as amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts for the retail and wholesale propane segments is based on management’s assessment of the realizability of customer accounts. Management considers the overall creditworthiness of HOLP’s customers, historical trends in collectability, and any specific disputes in determining the amount of allowance for doubtful accounts. Bad debt expense, net of recoveries, of $362 and $244 was recognized for the three months ended February 28, 2006 and 2005, respectively, and bad debt expense, net of recoveries, of $549 and $430 was recognized for the six months ended February 28, 2006 and 2005, respectively.

Accounts receivable consisted of the following:

	February 28, 2006	August 31, 2005
Accounts receivable - midstream and transportation and storage	$696,099	$782,090
Accounts receivable - propane	129,664	69,014
Less – allowance for doubtful accounts	(4,000)	(4,076)

Total, net	$821,763	$847,028

5. INVENTORIES:

ETC OLP’s inventories consist principally of natural gas held in storage which is valued at the lower of cost or market utilizing the weighted average cost method. Propane inventories are also valued at the lower of cost or market. The cost of propane inventories is determined using the weighted-average cost of propane delivered to the customer service locations, and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

	February 28, 2006	August 31, 2005
Natural gas, propane and other NGLs	$224,991	$288,657
Appliances, parts and fittings and other	13,796	14,236

Total inventories	$238,787	$302,893

6. CUSTOMER DEPOSITS:

The August 31, 2005 balance of customer deposits of $88,038 included $51,400 related to a prepayment made by a customer for natural gas that was physically delivered during the six months ended February 28, 2006. Other customer deposits as of August 31, 2005 have either been returned or applied against amounts owed to the Partnership during the six months ended February 28, 2006.

7. MINORITY INTERESTS:

The following table summarizes the changes in minority interest liability from August 31, 2005 to February 28, 2006.

Balance, August 31, 2005	$1,212,135
Minority interest in net income of subsidiaries	223,130
Distributions and other	(78,385)
Compensation under employee unit awards by subsidiary	5,827
Premium on ETE’s purchase of ETP units	54,001
Change in other comprehensive income allocable to minority interests	84,097
Acquisition of the remaining 2% of HPL (see Note 14)	(16,667)
Distribution of interest in consolidated subsidiary (see Note 1)	4,455

Balance, February 28, 2006	$1,488,593

8. CASH FLOW FROM OPERATING ACTIVITIES:

Cash flow provided by operating activities in the condensed consolidated statements of cash flows is comprised of the following principal components:

	Six Months Ended February 28, 2006	Six Months Ended February 28, 2005
Net income	$64,036	$53,227

Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	64,315	51,258
Non-cash compensation on unit grants	58,780	804
Undistributed minority interests	144,746	13,311
Other non-cash items	786	12,801
Changes in assets and liabilities:
Accounts receivable	42,148	(49,343)
Inventories	64,218	68,509
Price risk management assets and liabilities, net	136,100	(5,595)
Accounts payable	(148,561)	14,563
(Utilization) collection of customer deposits	(79,620)	116
Income taxes	21,527	(572)
Other	(36,115)	(46,857)

Net cash provided by operating activities	$332,360	$112,222

9. ISSUANCES OF SUBSIDIARY UNITS:

The Partnership accounts for the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value arising from issuance of units by ETP as capital transactions rather than electing the income recognition as permitted by SEC Staff Accounting Bulletin No. 51 (see Note 19). If ETP issues units at a price less than the Partnership’s carrying value per unit, the Partnership assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Partnership did not recognize any impairment related to the issuance of ETP Units during the three and six month periods ended February 28, 2006 and 2005.

10. CONTRIBUTIONS TO SUBSIDIARY:

The Partnership indirectly owns all the 2% general partner interest in ETP through its ownership interest in ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions, in order to maintain its 2% general partner ownership in ETP. These contributions are generally netted from the funds the Partnership receives from distributions from ETP on the general partner and limited partner interests in ETP the Partnership owns. ETP GP was required to contribute $2,702 and $3,490 for the three months ended February 28, 2006 and 2005, respectively, and $2,702 and $3,520 for the six months ended February 28, 2006 and 2005, respectively.

11. INCOME PER LIMITED PARTNER UNIT:

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per limited partner unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding and the number of unvested ETE Incentive Units granted. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from ETE’s limited partner unit ownership in ETP that would have resulted assuming the incremental units related to ETP’s unit-based compensation plans had been issued during the respective periods. Such units have been determined based on the treasury stock method. For the six month period ended February 28, 2005, such effect would have been anti-dilutive. The basic and diluted average limited partner units outstanding for the three and six months ended

February 28, 2005 have been restated to reflect the 54.41% unit conversion factor to an equivalent number of Common Units effected in February 2006 as a result of ETE’s IPO (see Note 19). A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$24,291	$38,610	$63,644	$52,887

Weighted average limited partner units	131,468,542	105,708,225	118,826,222	105,708,225

Limited Partners’ income per unit from continuing operations	$0.18	$0.36	$0.54	$0.49
Limited Partners’ income per unit from discontinued operations	—	0.01	—	0.01

Basic net income per limited partner unit:	$0.18	$0.37	$0.54	$0.50

Diluted Net Income per Limited Partner Unit
Limited partners’ interest in net income	$24,291	$38,610	$63,644	$52,887
Dilutive effect of subsidiary Unit grants	(108)	(42)	(625)	—

Diluted net income available to limited partners	$24,183	$38,568	$63,019	$52,887

Weighted average limited partner units	131,468,542	105,708,225	118,826,222	105,708,225
Dilutive effect of Incentive Units	—	26,432,001	—	26,432,001

Weighted average limited partner units, assuming dilutive effect of Employee Incentive Units	131,468,542	132,140,226	118,826,222	132,140,226

Limited Partners’ income per unit from continuing operations	$0.18	$0.29	$0.53	$0.39
Limited Partners’ income per unit from discontinued operations	—	—	—	0.01

Diluted net income per limited partner unit	$0.18	$0.29	$0.53	$0.40

12. OTHER INCENTIVE INTERESTS:

ETE’s partnership agreement provided for 72,874,494 Incentive Units (the “ETE Incentive Units”), consisting of: 24,291,498 “Tier I Units;” 12,145,749 “Tier II Units;” 12,145,749 “Tier III Units;” and 24,291,498 “Tier IV Units” to be granted to ETC Holdings, LP (“ETC Holdings”), one of ETE’s limited partners if certain “Tier” payouts were achieved. As a result of the Energy Transfer Transactions in January 2004, a total of 24,291,498 ETE Incentive Units held by ETC Holdings vested and were converted to limited partner interests in the Partnership. In June 2005, the remaining “Tier” payout conditions as defined in the Partnership Agreement were achieved, and the “Tier II Units”, “Tier III Units” and the “Tier IV Units” also vested and were converted to limited partner interests in the Partnership. The fair value of the ETE Incentive Units was measured on the grant date in accordance with SFAS 123. Management determined that the estimated fair value of the ETE Incentive Units on the grant date was insignificant because ETE’s assets and operations at the time of inception did not appear to be sufficient to provide the payouts required with respect to each Tier. Accordingly, no expense was recorded in the Partnership’s condensed consolidated financial statements as of February 28, 2005, or at the time of conversion to limited partner interests in the Partnership for the vesting of the ETE Units.

13. UNIT BASED COMPENSATION PLANS:

ETE Long-Term Incentive Plan

Upon completion of ETE’s IPO in February 2006, 2,521,570 Class B Units were issued to FEM Group, L.P., a partnership owned by members of management. These Class B Units were not subject to vesting. Each Class B unit represents a limited partner interest in ETE, is convertible into a common unit and is otherwise comparable to a common unit. The number and value of Class B Units issued were based on an independent appraisal. Consequently, as this represents an employee stock grant, compensation expense of $52,953 was recorded as selling, general and administrative expense at the time of the issuance of the Class B Units, and is reflected in Partnership’s condensed, consolidated income statement for the three and six months ended February 28, 2006.

In addition, the Compensation Committee of the board of directors of the Partnership’s general partner may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units, excluding the Class B Units discussed above. As of February 28, 2006, other than the Class B Units discussed above, no awards were outstanding under the ETE Long-Term Incentive plan.

ETP Unit-Based Compensation Plans

On September 1, 2005, ETP adopted the modified prospective provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Stock-based Compensation (“SFAS 123R”) for ETP’s unit-based compensation plans. As provided in SFAS 123R, the Partnership values the unit awards based on the per unit grant-date market value reduced by the present value of the distributions expected to be paid on the units during the requisite service period. The present value is computed based on the risk-free interest rate, the expected life of the unit grants and the expected unit distributions. ETP assumed a weighted average risk-free interest rate of 4.32% for the three and six months ended February 28, 2006, in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. The weighted average fair value at the grant date of the awards outstanding for the three and six months ended February 28, 2006 and 2005 was $30.61 per unit. Annual average cash distributions at the grant date were estimated to be $2.16 per unit for the three and six months ended February 28, 2006. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. ETP recognized compensation expense of $5,380 and $5,827 for the three and six months ended February 28, 2006, respectively, and $402 and $804 for the thee and six months ended February 28, 2005, respectively, related to the unit-based compensation plans of ETP. Adoption of SFAS 123R did not have a material effect on the Partnership’s income from continuing operations.

Employee Grants. The Compensation Committee of ETP, at its discretion, may from time to time grant awards to any employee, upon such terms and conditions as it may determine appropriate and in accordance with specific general guidelines as defined by the Plan. On December 20, 2005, the Compensation Committee modified the terms of the grants awarded during fiscal year 2005, by issuing 88,183 Common Units for the grants which vested September 1, 2005, forfeiting 800 grants and granting 168,200 additional awards. Management has determined that the change due to the modification of the grants awarded in fiscal 2005 in accordance with SFAS 123R was immaterial. As of February 28, 2006, 356,350 awards to employees were outstanding under the 2004 Unit Plan and 2,867 were forfeited. These outstanding awards vest at a rate of one-third per year for three years based upon the achievement of certain performance criteria. The issuance of ETP Common Units pursuant to the 2004 Unit Plan is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.

Director Grants. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Each Director Participant who is in office on September 1st shall automatically receive an award of Units equal to $15 divided by the fair market value of ETP Common Units on such date (“Annual Director’s Grant”). On September 1, 2005, 3,000 Director Grants vested, and ETP Common Units were issued under the predecessor plan. On December 20, 2005, an additional 3,014 units were vested, and 730 units were forfeited under the 2004 Unit Plan and predecessor plan. As of February 28, 2006, Initial Director’s Grants and annual Director’s Grants totaling 23,210 units were outstanding under the 2004 Unit Plan and the predecessor plan.

Long-Term Incentive Grants. The Compensation Committee of ETP may, from time to time, grant awards under the Plan to any executive officer or any employee it may designate as a participant in accordance with general guidelines under the Plan. As of February 28, 2006, there have been no Long-Term Incentive Grants made under the Plan.

14. ACQUISITIONS:

In January 2005, ETP acquired the controlling interests in HPL Consolidation LP (“HPL”) from American Electric Power Corporation (“AEP”) for approximately $825,000 subject to working capital adjustments. In addition, the Partnership acquired working inventory of natural gas stored in the Bammel storage facilities. Under the terms of the transaction, ETP, through ETC OLP, its wholly-owned subsidiary, acquired all but a 2% limited partner interest in HPL. On November 10, 2005, ETP acquired the remaining 2% limited partnership interests in HPL for $16,560 in cash. The purchase price was allocated to property, plant and equipment and the minority interest liability associated with the 2% limited partner interests was eliminated. As a result, HPL became a wholly-owned subsidiary of ETC OLP. ETP also reached a settlement agreement with AEP in November 2005 related to certain inventory and working capital matters associated with the acquisition. The terms of the agreement were not material in relation to the Partnership’s financial position and results of operations.

ETP obtained the final independent valuation and has made the final allocations of the purchase price to the acquired assets during the three months ended February 28, 2006, and the final adjustments resulted in a reduction of $45,820 to the amount allocated to pad gas and an increase of an equal amount to acquired depreciable assets. The final adjustment did not have a material impact on the Partnership’s financial position or consolidated statements of operation.

The unaudited pro forma consolidated results of operations for the three and six months ended February 28, 2005 are presented as if the acquisition of the 98% controlling interests in HPL had occurred at the beginning of the periods presented. The proforma consolidated net income and earnings per unit include the income from discontinued operations as presented on the condensed consolidated income statement for the three and six months ended February 28, 2005. The results do not necessarily reflect the results that would have been obtained if the acquisition had actually occurred on the dates indicated or results that may be expected in the future.

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Revenues	$2,222,892	$3,970,159
Net income	$60,716	$80,314
Basic earnings per Limited Partner Unit	$0.57	$0.75

Diluted earnings per Limited Partner Unit	$0.45	$0.60

15. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

ETE Senior Secured Term Loan

On June 16, 2005, the Partnership entered into a $600,000 senior secured term loan agreement with Goldman Sachs Credit Partners, L.P (“Goldman Term Loan”), with borrowings totaling $600,000. In February 2006, ETE used approximately $175,500 of the net proceeds from the IPO and $420,000 from the new credit facility described herein to repay the entire outstanding indebtedness under the Goldman Term Loan and retired the Goldman Term Loan in its entirety. The loans bore interest at an initial rate of LIBOR plus 3% subject to adjustment based upon a ratio of total debt to operating income. The loans were secured by the Partnership’s ETP Common Units and general partner interest in ETP. The Partnership wrote off $5,060 of deferred financing costs to loss on extinguishment of debt during the three and six months ended February 28, 2006, in connection with the repayment of the ETE senior secured term loan agreement.

New ETE Credit Facility

Concurrent with the IPO in February 2006, the Partnership entered into a $500,000 five year revolving credit facility (the “New ETE Credit Facility”) with a bank group having Wachovia Bank, National Association as Administrative Agent which replaced the Goldman Term Loan. The New ETE Credit Facility also offers a Swingline loan option with a maximum borrowing of $10,000 and a daily rate based on the London market. The loans under the New ETE Credit Facility are secured by a lien on ETE’s assets, including the capital stock and assets of ETP LLC and ETP GP and the Partnership’s and its subsidiaries’ ownership of 36,413,840 ETP Common Units (including Class F Units). The maximum commitment fee payable on the unused portion of the facility is 0.5%. Loans under the revolving credit facility bear interest at the Partnership’s option at either (a) a base rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. The applicable margins are a function of the Partnership’s leverage ratio. The weighted average interest rate was 6.215% for the amount outstanding as of February 28, 2006. The outstanding amount borrowed under the New ETE Credit Facility as of February 28, 2006 was $377,000. The total amount available under the New ETE Credit Facility as of February 28, 2006 was $123,000. The financial covenants contained in the revolving credit facility include a leverage ratio test, a consolidated leverage ratio test, a consolidated interest coverage ratio test and a value-to-loan ratio. The New ETE Credit Facility also contains an accordion feature which will allow the Partnership, subject to bank syndication’s approval, to expand the facilities capacity for up to an additional $100,000.

ETP Senior Notes

On November 23, 2005, ETP filed a registered exchange offer to exchange newly issued 5.65% Senior Notes due 2012 which will be registered under the Securities Act of 1933 (the “New Notes”), for a like amount of outstanding 5.65% Senior Notes due 2012, which have not been registered under the Securities Act (the “Old Notes”). The sole purpose of the exchange offer is to fulfill the obligations of ETP under the registration rights agreement entered into in connection with the sale by ETP of the Old Notes on July 29, 2005. The New Notes issued pursuant to the exchange offer will have substantially identical terms to the Old Notes. The New Notes initially will be fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP that guarantee ETP’s obligations under its revolving credit facility. On February 23, 2006 ETP commenced the exchange offer which closed on March 31, 2006. All $400,000 of the unregistered Old Notes were tendered pursuant to the exchange offer and have been replaced with a like amount of registered notes.

On December 13, 2005 ETP entered into the ETP Revolving Credit Facility, a $900,000 five-year revolving credit facility available through December 10, 2010 which replaced its previous revolving credit facility. Amounts borrowed under the ETP Revolving Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $50,000 at a daily rate based on LIBOR. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The weighted average interest rate was 5.320% for the amount outstanding as of February 28, 2006 ($100,000). There was no amount outstanding under the Swingline option. ETP also had outstanding letters of credit of $9,935 under the ETP Revolving Credit Facility. Total amount available under the Credit Agreement as of February 28, 2006 was $790,065. The ETP Revolving Credit Facility, which is expandable to $1,000,000, is fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP that guarantee ETP’s obligations. The ETP Revolving Credit Facility is unsecured and has equal rights to holders of ETP’s other current and future unsecured debt.

A $75,000 HOLP Senior Revolving Working Capital Facility is available through December 31, 2006. Amounts borrowed under this Working Capital Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The weighted average interest rate was 6.27% for the amount outstanding at February 28, 2006. The maximum commitment fee payable on the unused portion of the facility is 0.50%. HOLP must reduce the principal amount of working capital borrowings to $10,000 for a period of not less than 30 consecutive days at least one time during each fiscal year. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Senior Revolving Working Capital Facility. As of February 28, 2006, the HOLP Senior Revolving Working Capital Facility had a balance outstanding of $21,198, all short-term. There were outstanding Letters of Credit for the HOLP Senior Revolving Working Capital Facility of $6,052 at February 28, 2006. Effective September 1, 2005, HOLP entered into the Second Amendment to the Third Amended and Restated Credit Agreement. The amendment states that in no event shall the Letter of Credit Exposure exceed $15,000 at any time. All of the remaining terms, provisions and conditions of the existing Credit Agreement continue in full force and effect as within the March 31, 2004 Third Amended and Restated Credit Amendment. Letter of Credit exposure plus the Working Capital Loan cannot exceed the $75,000 maximum Working Capital Facility.

Prior to February 28, 2006, HOLP also maintained a $75,000 Senior Revolving Acquisition Facility for acquisitions of propane-related businesses. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate based on either a Eurodollar rate or a prime rate. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secured the Senior Revolving Acquisition Facility. As of February 28, 2006, HOLP paid in full the outstanding indebtedness under this facility and cancelled this facility.

16. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Commitments

ETP has forward commodity contracts which will be settled by physical delivery. Short-term contracts, which expire in less than one year, require delivery of up to 600,687 MMBtu/d. Long-term contracts require delivery of up to 313,387 MMBtu/d and extend through July 2018.

ETP in the normal course of business, purchases, processes, and sells natural gas pursuant to long-term contracts and enters into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. The Partnership believes that such terms are commercially reasonable and will not have a material adverse effect on the Partnership’s financial position or results of operations. ETP has also entered into several propane purchase and supply commitments which are typically one-year agreements with varying terms as to quantities, prices, and expiration dates. ETP also has a long-term purchase contract for 100 million gallons of propane per year that contains a two-year cancellation provision.

Litigation

ETP’s Operating Partnerships may, from time to time, be involved in litigation and claims arising out of their respective operations in the normal course of business. Management is not aware of any material legal or governmental proceedings against ETC OLP or contemplated to be brought against ETC OLP, under the various environmental protection statutes to which it is subject. Propane is a flammable, combustible gas. Serious personal injury and significant property damage can arise in connection with its storage, transportation or use. In the ordinary course of business, HOLP is sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage. ETP maintains liability insurance with insurers in amounts and with coverages and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to product liability, personal injury or property damage in the future. Although any litigation is inherently uncertain, based on past experience, the information currently available and the availability of insurance coverage, the Partnership does not believe that pending or threatened litigation matters will have a material adverse effect on its financial condition or results of operations.

At the time of the HPL acquisition, the HPL Entities, their parent companies and AEP, were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel Storage facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation”. Under the terms of the Purchase and Sale Agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory. The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters.

ETP or its subsidiaries is a party to various legal proceedings and/or regulatory proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ETP. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management’s estimate of the likely exposure. For matters that are covered by insurance, ETP accrues the related deductible. As of February 28, 2006 and August 31, 2005, an accrual of $2,823 and $1,120, respectively, was recorded as accrued and other current liabilities on the Partnership’s condensed consolidated balance sheet.

Environmental

The operations of ETP’s operating partnerships and their respective subsidiaries are subject to extensive federal, state and local environmental laws and regulations that require expenditures for remediation at operating facilities and waste disposal sites. Although ETP believes its operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline and processing business, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations could result in substantial costs and liabilities. Accordingly, ETP has adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. However, some risk of environmental or other damage is inherent in the natural gas pipeline and processing business, as it is with other entities engaged in similar businesses.

Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the liability of the Partnership or its subsidiaries in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on the results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position. As of February 28, 2006 and August 31, 2005, an accrual on an undiscounted basis of $1,992 and $2,036, respectively, was recorded in the Partnership’s condensed consolidated balance sheet, as accrued and other current liabilities and other non-current liabilities, to cover environmental liabilities including certain matters assumed in connection with the HPL acquisition. A receivable of $392 and $404 was recorded on the Partnership’s condensed consolidated balance sheets as of February 28, 2006 and August 31, 2005, respectively, to account for a predecessor’s share of certain environmental liabilities.

17. PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Accounting for Derivative Instruments and Hedging Activities

The Partnership applies Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended. This statement requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

ETP has established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability or anticipated transaction. At inception of a hedge, ETP formally documents the relationship between the hedging instrument and the hedged item, the risk management objectives, the methods used for assessing and testing effectiveness, and how any ineffectiveness will be measured and recorded. ETP also assesses, both at the inception of the hedge and on a quarterly basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows. Furthermore, management meets on a weekly basis to assess the creditworthiness of the derivative counterparties to manage against the risk of default. If ETP determines that a derivative is no longer highly effective as a hedge, it discontinues hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

The market prices used to value the Partnership’s financial derivative transactions reflect management’s estimates considering various factors including closing exchange and over-the-counter quotations.

Non-trading Activities

ETP utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to limit its exposure to margin fluctuations in natural gas and NGL prices. These contracts consist primarily of futures and swaps and are recorded at fair value on the condensed consolidated balance sheet. If ETP designates a financial derivative instrument as a cash flow hedge and if it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period in which the hedged transactions occurs. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting, the change in market value is recorded as cost of products sold in the condensed consolidated statement of operations. ETP reclassified into earnings gains of $142,989 and $41,675 for the three and six months ended February 28, 2006, respectively, and gains of $4,056 and losses of $10,731 for the three and six months ended February 28, 2005, respectively, related to commodity financial instruments that were previously reported in OCI.

In the course of normal operations, ETP routinely enters into contracts such as forward physical contracts for the purchase and sale of natural gas, propane, and other NGLs that qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. In connection with the HPL acquisition, ETP acquired certain physical forward contracts that contain embedded options. These contracts have not been designated as normal purchases and sales contracts, and therefore, are marked to market in addition to the financial options that offset them. The Black Scholes valuation model was used to estimate the value of these embedded derivatives.

Trading Activities

ETP has a risk management policy that governs its marketing and trading operations. These activities are monitored independently by ETP’s risk management function and must take place within predefined limits and authorizations. Certain strategies are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis contracts and gas daily contracts. The Partnership accounts for its trading activities under the provisions of EITF Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”), which requires revenue and costs related to energy trading contracts to be presented on a net basis in the income statement. The derivative contracts that are entered into for trading purposes, subject to limits, are recognized on the condensed consolidated balance sheet at fair value, and changes in the fair value of these derivative instruments are recognized in revenue in the condensed consolidated statement of operations. Gains and losses associated with trading activities for the three and six months ended February 28, 2006 were losses of $2,743, and gains of $49,837, respectively, including unrealized losses of $25,530 and $19,117, respectively. There were no trading activities during the three and six months ended February 28, 2005.

The following table details ETP’s outstanding commodity-related derivatives as of February 28, 2006 and August 31, 2005:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
February 28, 2006:
Mark to Market Derivatives

(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,194,105)	2006-2009	$(10,038)
Swing Swaps IFERC	Gas	(66,692,579)	2006-2008	$3,391
Fixed Swaps/Futures	Gas	750,000	2006-2007	$50,391
Options	Gas	(1,392,000)	2006-2008	$27,324
Forward Physical Contracts	Gas	(12,632,000)	2006-2008	$(27,324)

(Trading)
Basis Swaps IFERC/NYMEX	Gas	4,657,500	2006-2007	$28,650
Swing Swaps IFERC	Gas	775,000	2006	$(425)
Forward Physical Contracts	Gas	(678,900)	2006	$(191)

Cash Flow Hedging Derivatives

(Non-Trading)
Fixed Swaps/Futures	Gas	(17,552,500)	2006-2007	$23,237
Fixed Index Swaps	Gas	1,090,000	2006	$2,092
Basis Swaps IFERC/NYMEX	Gas	(14,155,000)	2006-2007	$2,665

August 31, 2005:
Mark to Market Derivatives

(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(34,196,114)	2005-2007	$646
Swing Swaps IFERC	Gas	(25,636,504)	2005-2006	$(6,400)
Fixed Swaps/Futures	Gas	(1,960,000)	2005-2006	$(7,423)
Options	Gas	(1,776,000)	2005-2008	$78,941
Forward Physical Contracts	Gas	(21,340,000)	2005-2008	$(78,941)

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(55,772,500)	2005-2007	$49,833
Swing Swaps IFERC	Gas	(42,204,999)	2005-2008	$(3,686)
Fixed Swaps/Futures	Gas	(150,000)	2005	$559
Forward Physical Contracts	Gas	—	2005	$441

Cash Flow Hedging Derivatives

Fixed Swaps/Futures	Gas	(41,827,500)	2005-2007	$(141,142)
Fixed Index Swaps	Gas	5,910,000	2005-2006	$36,455
Basis Swaps IFERC/NYMEX	Gas	(6,877,500)	2005-2006	$3,361

ETP expects gains of $26,951 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change. The majority of ETP’s derivatives are expected to settle within the next two years.

Estimates related to ETP’s gas marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. ETP also attempts to maintain balanced positions in its non-trading activities to protect itself from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, will provide the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, will be offset with financial contracts to balance ETP’s positions. To the extent open commodity positions exist, fluctuating commodity prices can impact the Partnership’s financial results and financial position, either favorably or unfavorably.

During the three months ended February 28, 2006, ETP discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in ETP’s Bammel storage facilities. The discontinuation resulted from management’s determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable of occurring by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during February 2006 through March 2006 and ETP’s flexibility to make changes to the underlying injection and withdrawal schedule for its storage assets, given changes in market conditions. One of the key criteria to achieve hedge accounting under SFAS 133 is that the forecasted transaction be probable of occurring as originally set forth in the hedge documentation. As a result, during the three months ended February 28, 2006, the Partnership recognized previously deferred unrealized gains related to February 2006 and March 2006 of $84,680 from the discontinued application of hedge accounting, which is included in the $142,989 and $41,675 reclassified into earnings from OCI during the three and six months ended February 28, 2006, respectively. The Partnership classified the $84,680 as costs of products sold in its consolidated statements of operations.

Interest Rate Risk

The Partnership is exposed to market risk for changes in interest rates related to the bank credit facilities of ETP and ETE. ETP manages a portion of its interest rate exposures by utilizing interest rate swaps and similar arrangements which allows ETP to effectively convert a portion of variable rate debt into fixed rate debt.

ETP had treasury locks with a notional amount of $200,000 that were entered into and outstanding as of February 28, 2006 and had a fair value of $4,812 which was recorded as unrealized gains in OCI and a component of price risk management assets in the condensed consolidated balance sheet. The outstanding treasury locks as of February 28, 2006 were entered into in anticipation of a bond offering to occur in fiscal year 2006. Nominal gains and losses were reclassified into earnings previously reported in OCI during the three and six months ended February 28, 2006 and the three and six months ended February 28, 2005 related to treasury locks. Gains of $756 were reclassified into earnings previously reported in OCI during the six months ended February 28, 2006.

ETC OLP also had a treasury lock with a notional amount of $75,000 that matured in October 2005. As of August 31, 2005, the treasury lock had a fair value of $151. Under the terms of the lock agreement, the Partnership paid a fixed rate of 2.76% and received three-month LIBOR with a quarterly settlement. The treasury lock was not accounted for as a hedge but received mark to market accounting. Accordingly, changes in the fair value are recorded as a component of interest expense in the condensed consolidated statement of operations.

The following represents gains (losses) on derivative activity for the periods presented:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Commodity-related
Unrealized gains (losses) recognized in revenues and cost of products sold related to ETP’s derivative activity, excluding ineffectiveness	$(35,744)	$4,608	$37,809	$11,647
Ineffective portion of derivatives qualifying for hedge accounting	$35,645	$440	$17,323	$(14,902)
Realized gains included in revenues and cost of products sold	$109,748	$19,124	$100,455	$31,660
Interest rate swaps
Unrealized gains (losses) on interest rate swap included in interest expense	$—	$359	$(151)	$861
Ineffective portion of derivatives qualifying for hedge accounting	$—	$—	$771	$—
Realized gains (losses) on interest rate swap included in interest expense	$(8)	$(131)	$135	$(364)

18. QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH:

The Partnership’s distribution policy is consistent with the terms of its partnership agreement, which requires that the Partnership distribute all of its available cash quarterly. The Partnership’s only cash-generating assets currently consist of partnership interests, including incentive distribution rights, in ETP from which the Partnership receives quarterly distributions. The Partnership currently has no independent operations outside of its interests in ETP.

The Partnership paid distributions of $9,003 to the Limited and General Partners during the three months ended November 30, 2005. On January 13, 2006, the Partnership paid a distribution of $0.10 per share, or $25,222 to the Limited and General Partners. On March 13, 2006, the Partnership declared a cash distribution of $0.20 per share, for the fiscal quarter ended February 28, 2006. The cash distribution will be paid on April 19, 2006 to holders of record of the Partnership’s units as of the close of business on March 31, 2006. The distribution will be prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Partnership units, which was February 3, 2006, to the end of the quarter on February 28, 2006. The resulting amount of this prorated distribution for the 26-day period is $0.0578 per unit. The total amount of distributions declared (including the March 13, 2006 declaration) relating to the six months ended February 28, 2006 on Limited Partner (previous owners), Common Units, the Class B Units, and the general partner interests totaled $28,624, $7,745, $146, and $220, respectively. All such distributions were made from Available Cash.

19. PARTNERS’ CAPITAL:

The ETE partnership agreement contains specific provisions for the allocation of net earnings and losses to the partners for purposes of maintaining the partner capital accounts. For any fiscal year that the Partnership has net profits, such net profits are first allocated to the General Partner until the aggregate amount of net profits for the current and all prior fiscal years equals the aggregate amount of net losses allocated to the General Partner for the current and all prior fiscal years. Second, such net profits shall be allocated to the Limited Partners pro rata in accordance with their respective sharing ratios. For any fiscal year in which the Partnership has net losses, such net losses shall be first allocated to the Limited Partners in proportion to their respective adjusted capital account balances, as defined by the partnership agreement, (before taking into account such net losses) until their adjusted capital account balances have been reduced to zero. Second, all remaining net losses shall be allocated to the General Partner. The General Partner may distribute to the Limited Partners funds of the Partnership that the General Partner reasonably determines are not needed for the payment of existing or foreseeable Partnership obligations and expenditures.

On February 8, 2006 ETE completed its IPO of 24,150,000 Common Units at a price of $21.00 per unit. In connection with this IPO, the Partnership’s limited partner units were converted to Common Units based on a conversion ratio of 54.41%. As a result, the limited partner units of all prior periods have been restated to reflect the equivalent units on a post conversion basis. The conversion ratio was determined in deriving the Common Units outstanding held by the existing limited partners at the time of the IPO, which was based on a 3.33% yield on an estimated $96,100 of distributable cash flow expected by ETE. Proceeds, net of the underwriters’ discount and equity issue costs, were $474,741 A portion of the net proceeds of the IPO was used to redeem 6,650,000 Common Units from the then existing limited partners. The remaining net proceeds from the offering were used to repay $175,500 of the outstanding indebtedness plus accrued interest of the Partnership and to fund the purchase of 1,069,850 ETP Common Units and 2,570,150 ETP Class F Units for $132,387 ($36.37 per ETP Unit) and for general partnership purposes.

Upon the closing of the IPO, ETE also issued Class B Units to management of ETE. Each Class B Unit represents a limited partner interest in the Partnership and will be convertible into a Common Unit on a one-for-one basis at the election of the holder at any time following the six month anniversary of their issuance. The Partnership recognized compensation expense of $52,953 for the fair market value of the Class B Units issued.

Sale of Common Units by Subsidiary

On June 30, 2004, ETP completed the sale of 9,000,000 Common Units at a public offering price of $19.60 per unit. On July 2, 2004 ETP issued 1,350,000 Common Units to the Underwriters upon their exercise of their over-allotment option at the offering price of $39.20 per unit (unit and per unit prices have been adjusted to reflect ETP’s two-for-one split of its Common Units effected on January 27, 2005). Net proceeds from the Common Units offering and the exercise of the over-allotment option were $193,799 and were used to repay a portion of the outstanding indebtedness incurred to fund the ET Fuel System acquisition and for general partnership purposes. The Partnership recorded the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value as a capital transaction in the amount of $2,742 based on the Partnership’s ownership in ETP being diluted from 40.33% to 35.65% during the six months ended February 28, 2005. The capital transaction is reflected in the Partnership’s balance sheet as an increase in limited partners’ capital in accordance with the guidance in SAB 51. No deferred taxes were recorded, and the transaction had no effect on the Partnership’s income.

On January 26, 2005, ETP placed $350,000 of Common Units in a private placement to institutional investors as part of the financing of the acquisition of HPL. In this private placement ETP issued 6,296,294 unregistered Common Units for total consideration of $170,000, and ETP became obligated under a Units Purchase Agreement dated January 14, 2005 to issue an additional 6,666,666 Common Units for total consideration of $180,000. These Common Units were issued pursuant to an effective shelf registration statement on March 18, 2005. The proceeds from these private placements were used to finance a portion of the HPL acquisition. Concurrent with this sale of Common Units, the Partnership recorded the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value as a capital transaction in the amount of $36,648 based on the Partnership’s ownership in ETP being diluted from 35.58% to 31.07%. The capital transaction is reflected in the Partnership’s balance sheet as an increase in limited partners’ capital in accordance with the guidance in SAB 51. No deferred taxes were recorded, and the transaction had no effect on the Partnership’s income.

On February 8, 2006, ETE purchased 1,069,850 Common Units and 2,570,150 Class F Units representing limited partnership interests in ETP. The price per unit paid for each of the Common Units and Class F Units was equal to $36.37 per unit, the New York Stock Exchange closing price of the ETP’s Common Units on February 8, 2006. The Partnership recorded the premium of $54,001 between the underlying book value before and after the purchase of the ETP Units as a reduction of ETE’s limited partners’ capital with an adjustment to the minority interest to account for the effect of the increase in ETE’s ownership percentage in ETP from 30.63% to 32.92%.

20. ETP’S QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH:

On October 14, 2005, ETP paid a quarterly distribution of $0.50 per ETP unit, or $2.00 per unit annually, to the Unitholders of record at the close of business on September 30, 2005. On January 13, 2006, ETP paid a quarterly distribution of $0.55 per common unit, or $2.20 per unit annually to ETP Unitholders of record at the close of business on January 4, 2006. On March 7, 2006, ETP declared a cash distribution for the second quarter ended February 28, 2006 of $0.5875 per common unit, or $2.35 per unit annually, an increase of $0.15 per Common Unit on an annualized basis. The distribution is payable on April 14, 2006 to Unitholders of record at the close of business on March 24, 2006. In addition to these quarterly distributions, the General Partner of ETP, ETP GP, received quarterly distributions for its general partner interest in ETP, and incentive distributions to the extent the quarterly distribution exceeded $0.275 per unit. The total amount of distributions declared relating to the six months ended February 28, 2006 on ETP Common Units, ETP Class F Units, ETP Class E Units, ETP general partner interests and ETP Incentive Distribution Rights totaled $122,325, $1,510, $6,242, $3,486, and $40,767, respectively. All such distributions were made from Available Cash from Operating Surplus.

21. INCOME TAXES:

ETE is a limited partnership. As a result, the Partnership’s earnings or losses, to the extent not included in a taxable subsidiary, for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Partnership Agreement.

The Partnership is generally not subject to income tax. It is, however, subject to a statutory requirement that its non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of its total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of the Partnership’s non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the periods ended February 28, 2006 and 2005, the Partnership’s non-qualifying income did not exceed the statutory limit.

Those subsidiaries which are taxable corporations follow the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income tax rate net of federal benefit	3.3%	3.6%	3.3%	3.6%
Partnership earnings not subject to tax at the Partnership level	(36.5)%	(35.8)%	(30.3)%	(36.2)%

Effective tax rate	1.8%	2.8%	8.0%	2.4%

Income tax expense consists of the following current and deferred amounts:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Current income tax expense (benefit):
Federal	$12,853	$(25)	$28,117	$2,134
State	950	(42)	1,288	342
Deferred income tax expense (benefit):
Federal	(10,013)	1,988	(4,074)	(70)
State	(501)	481	(355)	304

Total	$3,289	$2,402	$24,976	$2,710

22. RELATED PARTY TRANSACTIONS:

The Partnership owns 100% of the Class A limited partner interests, 50% of the Class B limited partner interests and 100% of the general partner interests in Energy Transfer Partners GP, L.P., the general partner of ETP. The Partnership’s cash flows currently consist of distributions from ETP related to the following partnership interests, including incentive distribution rights in ETP:

•	ETE’s ownership of the 2% general partner interest in ETP, which it holds through its ownership interests in ETP GP;

•	36,413,840 ETP Units (including Class F Units), representing approximately 33% of the total outstanding ETP Units, which the Partnership holds directly; and

•	50% of the incentive distribution rights in ETP, which the Partnership likewise holds through its ownership interests in ETP GP and which entitle it to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases.

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner. Based on ETP’s current quarterly distribution of $0.5875 per unit and the number of its Common Units outstanding at February 28, 2006, the Partnership would be entitled to receive a quarterly cash distribution of $34,586 (or $138,344 on an annualized basis), which consists of $1,853 from the indirect ownership of the 2% general partner interest in ETP, $11,340 from the indirect ownership of 50% of the incentive distribution rights in ETP and $21,393 from the common and Class F Units of ETP that the Partnership currently owns.

The remaining 50% of the incentive distribution rights in ETP are held by ETI through its ownership interests in ETP GP. ETE’s general partner, which is owned by Ray C. Davis, Kelcy L. Warren and Natural Gas Partners VI, L.P., also indirectly owns 100% of the general partner of ETI.

ETE’s general partner will receive a $500 per year management fee for the management of the Partnership’s operations and activities. Under the terms of the shared services agreement, the Partnership will also pay ETP an annual administrative fee of $500 for the provision of various general and administrative services for ETE’s benefit. The administrative fee may increase in the second and third years by the greater of 5% or the percentage increase in the consumer price index and may also increase if ETE makes an acquisition that requires an increase in the level of general and administrative services that the Partnership receives from its general partner or its affiliates. Fees paid under this agreement during the three months ended February 28, 2006 were nominal.

As of February 28, 2006 and August 31, 2005, accounts receivable from related parties were $552 and $2,295, respectively. Included in the receivable from related parties as of February 28, 2006 and August 31, 2005 was $34 and $207, respectively, due from ETP GP, LLC for franchise taxes. Related party receivables due from various related parties of February 28, 2006 and August 31, 2005 were $518 and $2,088, respectively, and occurred in the normal course of business. Accounts payable to related parties were $62 and $410 as of February 28, 2006 and August 31, 2005, respectively.

As of February 28, 2006 and August 31, 2005, ETP had a note payable of $0 and $2,062, respectively, related to its 50% participation in a propane joint venture entered into July 2005. The note bears interest at an annual rate equal to the one month LIBOR rate plus 150 basis points, compounded monthly. Included in accounts receivable from related parties as of February 28, 2006 and August 31, 2005 were receivables of $481 and $689, respectively, from this joint venture for administrative support services provided to, and cash payments made on behalf of, the joint venture by ETP.

ETC OLP’s natural gas midstream and transportation and storage operations secure compression services from various suppliers including Energy Transfer Technologies, Ltd. Energy Transfer Group, LLC is the general partner of Energy Transfer Technologies, Ltd. These entities are collectively referred to as the “ETG Entities”. ETP’s Co-Chief Executive Officers have an indirect ownership in the ETG Entities. In addition, two of the General Partner’s directors serve on the Board of Directors of the ETG Entities. The terms of each arrangement to provide compression services are, in the opinion of independent directors, no less favorable than those available from other providers of compression services. For the six months ended February 28, 2006 and 2005, payments totaling $2,485 and $596, respectively, were made to the ETG Entities for compression services provided to and utilized in the Partnership’s natural gas midstream and transportation and storage operations.

23. REPORTABLE SEGMENTS:

The Partnership’s financial statements reflect four reportable segments: ETC OLP’s midstream and transportation and storage operations and HOLP’s retail and wholesale propane operations, including the operations of MP Energy Partnership. Segments below the quantitative thresholds are classified as “other”. None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

Midstream and transportation and storage segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions. Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income.

The midstream operations focus on the gathering, compression, treating, processing, transportation and marketing of natural gas, primarily on or through the Southeast Texas System, and marketing operations related to its producer services business. Revenue is primarily generated by the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through the Partnership’s pipelines (excluding the transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices. The transportation and storage operations focus on transporting natural gas through the Partnership’s Oasis Pipeline, ET Fuel System, East Texas Pipeline System, and HPL System. Revenue is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are favorable. The transportation and storage operations also consist of the HPL System which generates its revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies. The use of the Bammel storage reservoir allows the Partnership to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin. The HPL System also transports natural gas for a variety of third party customers. Investment in affiliates relates primarily to the Partnership’s investment in Mid Texas Pipeline System which is included in our transportation and storage segment.

The Partnership’s retail and wholesale propane segments sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale operations to the retail propane operations are priced in accordance with the partnership agreement of MP Energy Partnership. The Partnership manages its propane segments separately as each segment involves different distribution, sale, and marketing strategies.

The Partnership evaluates the performance of its operating segments based on operating income exclusive of certain general Partnership selling, general, and administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense.

The following table presents the unaudited financial information by segment for the following periods:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Volumes:
Midstream
Natural gas MMBtu/d	1,529,856	1,411,800	1,528,616	1,313,254
NGLs Bbls/d	9,537	16,261	9,879	12,931

Transportation and storage
Natural gas MMBtu/d – sold	1,868,486	2,039,179	1,709,049	2,039,179
Natural gas MMBtu/d – transported	4,231,797	3,045,656	4,439,137	3,078,193

Propane gallons sold (in thousands)
Retail	165,758	165,696	254,496	252,131
Wholesale	28,243	25,708	47,844	44,017

Total gallons	194,001	191,404	302,340	296,148

Revenues:
Midstream	$1,205,027	$781,190	$2,754,855	$1,431,802
Eliminations	(611,989)	(35,390)	(1,518,793)	(49,932)
Transportation and storage	1,490,265	384,726	3,055,775	442,343
Retail propane and other propane related	332,147	284,309	514,178	435,074
Wholesale propane	32,958	23,733	56,899	42,218
Other	1,408	1,276	3,522	2,537

Total	$2,449,816	$1,439,844	$4,866,436	$2,304,042

Cost of Sales:
Midstream	$1,160,557	$739,165	$2,597,427	$1,369,600
Eliminations	(611,989)	(35,390)	(1,518,793)	(49,932)
Transportation and storage	1,236,485	324,783	2,665,788	330,805
Retail propane and other propane related	193,845	160,111	302,315	248,250
Wholesale propane	29,426	22,134	51,711	39,627
Other	507	372	1,010	729

Total	$2,008,831	$1,211,175	$4,099,458	$1,939,079

Operating Expenses:
Midstream	$7,104	$5,551	$14,342	$9,467
Transportation and storage	41,809	20,649	88,249	32,827
Retail propane and other propane related	49,004	45,670	96,087	88,200
Wholesale propane	916	852	1,603	1,545
Other	863	829	2,086	1,712

Total	$99,696	$73,551	$202,367	$133,751

Depreciation and Amortization:
Midstream	$5,225	$4,078	$10,255	$8,177
Transportation and storage	12,772	7,917	24,215	13,430
Retail propane and other propane related	13,744	13,222	26,954	26,283
Wholesale propane	223	195	407	364
Other	106	97	206	191

Total	$32,070	$25,509	$62,037	$48,445

Operating Income:
Midstream	$25,511	$30,246	$118,174	$39,045
Transportation and storage	186,447	26,666	254,011	57,358
Retail propane and other propane related	70,255	62,283	80,734	66,632
Wholesale propane	1,825	23	2,207	(193)
Other	(68)	(22)	220	(95)
Selling general and administrative expenses not allocated to segments	(60,257)	(2,014)	(63,767)	(3,269)

Total	$223,713	$117,182	$391,579	$159,478

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Other items not allocated by segment:
Interest expense	$(39,096)	$(22,780)	$(78,239)	$(40,121)
Equity in earnings (losses) of affiliates	106	109	(168)	145
Loss on disposal of assets	662	(436)	534	(527)
Loss on extinguishment of debt	(5,060)	(7,996)	(5,060)	(7,996)
Interest income and other, net	2,432	248	3,496	385
Minority interests	(155,033)	(45,502)	(223,130)	(57,053)
Income tax expense	(3,289)	(2,402)	(24,976)	(2,710)

	$(199,278)	$(78,759)	$(327,543)	$(107,877)

Income from Continuing Operations	$24,435	$38,423	$64,036	$51,601

	Six Months Ended February 28,
	2006	2005
Additions to Property, Plant and Equipment Including Acquisitions:
Midstream	$10,245	$92,774
Transportation and storage	235,391	959,185
Retail propane and other propane related	32,554	57,421
Wholesale propane	298	191
Other	1,973	1,610

Total	$280,461	$1,111,181

	February 28, 2006	August 31, 2005
Total Assets:
Midstream	$961,383	$1,175,029
Transportation and storage	2,727,536	2,586,927
Retail propane and other propane related	1,065,735	1,016,313
Wholesale propane	27,420	34,755
Other	104,861	104,096

Total	$4,886,935	$4,917,120

24. SUPPLEMENTAL INFORMATION:

Following is the balance sheet of the Partnership which is included to provide additional information with respect to the Partnership’s financial position on a stand-alone basis:

	February 28, 2006	August 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$8,527
Accounts receivable from related parties	3,284	889
Prepaid and other	559	747

Total current assets	3,843	10,163

INVESTMENT IN AFFILIATES	746,935	501,939
INTANGIBLES AND OTHER ASSETS, net	2,034	5,932

Total assets	$752,812	$518,034

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	2,213	35
Accounts payable to affiliate	336	180
Accrued interest	1,385	5,931
Accrued and other current liabilities	66	25

Total current liabilities	4,000	6,171

LONG-TERM DEBT, net of current maturities	377,000	600,000

	381,000	606,171

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL (DEFICIT):
General Partner’s capital	98	772
Limited Partners’ capital (deficit)	359,888	(62,216)
Accumulated other comprehensive income (loss)	11,826	(26,693)

Total partners’ capital (deficit)	371,812	(88,137)

Total liabilities and partners’ capital (deficit)	$752,812	$518,034

25. SUBSEQUENT EVENTS:

Subsequent to February 28, 2006 the Partnership entered into interest rate swaps with a notional amount of $300,000 to hedge interest expense on a portion of the amounts outstanding under its New ETE Credit Facility. The interest rate swaps expire in May 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Energy Transfer Equity, L.P. is a Delaware limited partnership whose Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE”. ETE was formed in September 2002 and completed its IPO of 24,150,000 Common Units in February 2006.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equities, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P. (“ETP GP”), the General Partner of ETP, and ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

The Parent Company’s business operations currently are conducted only through ETP’s wholly-owned subsidiary Operating Partnerships. ETC OLP is a Texas limited partnership which is engaged in midstream and transportation and natural gas storage operations. HOLP is a Delaware limited partnership, which is engaged in retail and wholesale propane operations. ETC OLP and HOLP are collectively referred to as “the Operating Partnerships”.

The following is a discussion of our historical financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the prospectus that is part of the Parent Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 23, 2006.

Overview

Parent Company – Energy Transfer Equity, L.P.

Currently, the Parent Company has no separate operating activities apart from those conducted by the Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in limited and general partner ownership interests of ETP. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP or the Operating Partnerships.

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included discussions of Parent Company matters apart from those of our consolidated group.

ETP’s Operations

Midstream and transportation and storage segments

Our midstream and transportation and storage segments are operated by ETC OLP. We own and operate approximately 11,700 miles of natural gas gathering and transportation pipelines, three natural gas processing plants, two of which are currently connected to our gathering systems, fourteen natural gas treating facilities and three natural gas storage facilities.

Midstream segment

The midstream segment focuses on the transportation, gathering, compression, treating, processing and marketing of natural gas. The operations are currently concentrated in the Austin Chalk trend of southeast Texas, the Permian Basin of west Texas, the Barnett Shale in north Texas and the Bossier Sands in east Texas. We also conduct marketing operations through our producer services business.

Results from the midstream segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipeline and gathering systems and the level of natural gas and NGL prices. We generate midstream gross margins under fee-based or other arrangements. Under fee-based arrangements, we receive a fee for natural gas gathering, compressing, treating or processing services. The revenue we earn from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices.

We also utilize other types of arrangements in the midstream segment, including (i) discount-to-index price arrangements which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which we gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of the contracts vary based upon gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. The contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

We conduct marketing operations through our producer services business, in which we market the natural gas that flows through our assets, which are referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, which are referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

We have a risk management policy that provides for our marketing and trading operations to execute limited strategies. Certain strategies are considered trading activities for accounting purposes and are accounted for in net revenues on the condensed consolidated statement of operations. Trading activities include purchasing and selling natural gas and the use of financial instruments, including basis contracts and gas daily contracts.

Transportation and storage segment

The transportation and storage segment focuses on the transportation of natural gas through the following pipeline systems:

•	Oasis Pipeline. The Oasis Pipeline is a 583-mile natural gas pipeline that directly connects the Waha Hub, a major natural gas trading center located in the Permian Basin of west Texas, to the Katy Hub, a major natural gas trading center near Houston, Texas.

•	East Texas Pipeline. The East Texas Pipeline connects natural gas supplies in east Texas to the Katy Hub.

•	ET Fuel System. The ET Fuel System, which serves some of the most active drilling areas in the United States, is comprised of approximately 2,000 miles of intrastate natural gas pipeline and related natural gas storage facilities located in Texas. With approximately 460 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and major markets such as the Waha Hub, the Katy Hub and the Carthage Hub, three major natural gas trading centers located in Texas.

•	HPL System. The HPL System is comprised of approximately 4,200 miles of intrastate natural gas pipeline, 64 Bcf of working gas underground Bammel storage reservoir and related transportation assets. The HPL System has access to multiple sources of historically significant natural gas supply reserves from south Texas, the Gulf Coast, east Texas and the western Gulf of Mexico and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City, Baytown, Beaumont and Port Arthur. The HPL System consists of six main transportation pipelines and three market area loops and has direct access to multiple market hubs at Katy, the Houston Ship Channel, Ague Dulce, and through its operations of the Bammel storage facility.

Results from our transportation and storage segment are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through our transportation pipelines. Under transportation contracts, we charge customers (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay us even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, and (iii) a fuel retention based on a percentage of gas transported on the pipeline, or a combination of the three, generally payable monthly. We also generate revenue from fees charged for storing customers’ working natural gas in our storage facilities, primarily on the ET Fuel system and, to a lesser extent, at HPL.

The transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies on the HPL System. Generally, HPL purchases its natural gas from the market, including purchases from the midstream segment’s producer services, and from producers at the wellhead. To the extent the natural gas is obtained from producers, it is purchased at a discount to a specified price and is typically resold to customers at a price based on a published index.

We engage in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time utilizing the Bammel storage reservoir on the HPL System. The Bammel storage reservoir is one of the largest storage facilities in North America with a total working gas capacity of approximately 64 Bcf. The reservoir has a peak withdrawal rate of 1.3 Bcf/d and also has considerable flexibility during injection periods in that the HPL System has engineered an injection well configuration to provide for a 0.6 Bcf/d peak injection rate. Therefore, we purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide for a gross profit margin. Since the acquisition, we have continually managed our positions to enhance the future profitability of our storage position. We may, from time to time, change our scheduled injection and withdrawal plans based on market conditions and adjust the level of working natural gas stored in the Bammel reservoir. We expect margins from the HPL System to be higher during the periods from November to March of each year and lower during the period from April through October of each year due to the increased demand for natural gas during colder weather. However, we cannot be assured that our expectations will be fully realized in the future and in what time period, due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

As a result of our trading activities discussed below and the use of financial derivative instruments that may not qualify for hedge accounting in our midstream and transportation and storage segments, the degree of earnings volatility that can occur may be significant, favorably or unfavorably from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk management committee, which includes members of our senior management, and predefined limits and authorizations set forth by our risk management policy.

Retail and wholesale propane segments

Our propane related segments are operated by HOLP and its subsidiaries who are engaged in the sale, distribution and marketing of propane and other related products through our retail, domestic wholesale and foreign wholesale propane segments (the propane segments). HOLP derives its revenue primarily from the retail propane segment. We believe that we are one of the five largest retail marketers of propane in the United States, based on retail gallons sold. We serve more than 700,000 propane customers from 321 customer service locations in 34 states.

The propane segments are margin-based businesses in which gross profits depend on the excess of sales price over propane supply cost. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which we will have no control. Product supply contracts are typically one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. We generally have attempted to reduce price risk by purchasing propane on a short-term basis. We have on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at our customer service locations and in major storage facilities for future resale.

Our retail propane business consists principally of transporting propane purchased in the contract and spot markets, primarily from major fuel suppliers, to our customer service locations and then to propane tanks located on the customers’ premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating, and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding, and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel to power vehicles and forklifts and as a heating source in manufacturing and mining processes.

Our propane distribution business is largely seasonal and dependent upon weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of HOLP’s retail propane volume and substantially all of HOLP’s operating income are attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income in the propane segments during the period from October through March of each year, and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits for the propane segments are concentrated in the first and second fiscal quarters, however, cash flow from operations generally begins to increase during the second fiscal quarter with the greatest amounts collected during the third and fourth fiscal quarters when customers pay for propane purchased during the peak-heating season and enter into prebuy programs for the next heating season. Sales to industrial and agricultural customers are much less weather sensitive.

A substantial portion of our propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in our areas of operations, particularly during the six-month peak-heating season, to have a significant effect on the financial performance of the propane operations. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. We use information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts related to its future operations.

The retail propane segment’s gross profit margins are not only affected by weather patterns, but also vary according to customer mix. Sales to residential customers generate higher margins than sales to certain other customer groups, such as commercial or agricultural customers. The wholesale propane segment’s margins are substantially lower than retail margins. In addition, propane gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect propane gross profit without necessarily affecting total revenues.

Amounts discussed below reflect 100% of the results of MP Energy Partnership. MP Energy Partnership is a Canadian general partnership in which HOLP owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to our net income is not significant.

Current Developments

The Parent Company completed its IPO of 24,150,000 Common Units in February 2006. Simultaneous with the IPO, ETP GP amended its partnership agreement to re-characterize its limited partner interest into a 100% Class A limited partner interest and a 100% Class B limited partner interest. Energy Transfer Investments, LP, (“ETI”), owned by ETE’s members existing at the IPO, was then issued a 50% Class B limited partner interest. The Class A limited partner interests are entitled to receive cash distributions related to the 2.0% general partner interest owned by ETP GP in ETP. The Class B limited partnership interests constitute a profit interest in ETP GP and will only receive allocations of income, gain, loss deduction and credit and their pro rata share of cash distributions from ETP GP attributable to the ownership of ETP’s incentive distribution rights. The value of the 50% interest was determined to be $4,455, which was a reduction to ETE’s investment and earnings allocation from ETP GP and ETP LLC.

Certain transactions associated with the Parent Company’s IPO in February 2006 affect the comparability of our consolidated historical results of operations for the three and six months ended February 28, 2006 compared to the three and six months ended February 28, 2005. These transactions are explained below under “Parent Company Only Results”.

On February 8, 2006, the Parent Company purchased 1,069,850 Common Units and 2,570,150 Class F Units representing limited partnership interests in ETP which increased the Parent Company’s ownership in ETP to approximately 33% of the limited partner interests. The price per unit paid for each of the Common Units and Class F Units was equal to $36.37 per unit, the New York Stock Exchange closing price of ETP’s Common Units on February 8, 2006. The Common Units and Class F Units were issued to the Parent Company in a private placement that is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Of the aggregate proceeds of $132.4 million from the sale, $75.0 million was used to extinguish the HOLP Senior Revolving Acquisition Facility, to pay down the HOLP Senior Working Capital Facility and for HOLP general operating purposes. The remaining balance of $57.4 million from the proceeds was used to pay down existing debt on the ETP Revolving Credit Facility and for general ETP operating purposes.

Analysis of Historical Results of Operations

We acquired the HPL System on January 26, 2005. The acquisition of HPL affects the comparability of the historical results of operations in our transportation and storage operating segment for the three and six months ended February 28, 2006 compared to the three and six months ended February 28, 2005, as the results of operations for the three and six months ended February 28, 2005 only reflect the impact of this acquisition since January 2005. On November 10, 2005, we purchased the 2% limited partner interest in HPL that we did not already own from AEP for $16.6 million in cash. As a result, HPL became a wholly-owned subsidiary of ETC OLP. We also reached a settlement agreement with AEP related to the inventory and working capital matters associated with the HPL acquisition. The terms of the agreement were not material in relation to our financial position and results of operations.

In addition, ETC OLP completed the sale of its Oklahoma gathering, treating and processing assets, referred to as the Elk City System, on April 14, 2005. These discontinued operations are presented as net amounts in the condensed consolidated statements of operations, with prior periods restated. Selected operating results for our midstream segment discussed below have been restated for the periods presented to reflect the discontinued operations.

Overall Increase in Results of Operations. We experienced a significant increase in our results of operations for the three and six months ended February 28, 2006 when compared to the same periods last year. The increase is principally attributable to the following:

•	Acquisitions. We have been successful in completing various strategic acquisitions during the last twelve to eighteen months by both of our operating partnerships, ETC OLP and HOLP. As discussed above, we completed the acquisition of the HPL System on January 26, 2005. We also acquired the Texas Chalk and Madison System in November 2004. These acquisitions have significantly increased our asset base and operations for the three and six months ended February 28, 2006. In addition, we have made a number of propane acquisitions during the periods presented;

•	Increased volumes and prices. In addition to the acquisitions, we have also experienced increased volumes in our existing operating segments as a result of various strategies we put in place. Commodity prices have also increased resulting in increased revenues and costs of sales. The average NYMEX settlement price for the natural gas deliveries was $10.13 per MMBtu and $11.30 per MMBtu for the three and six months ended February 28, 2006, respectively, compared to $6.42 per MMBtu and $6.57 per MMBtu for the same periods last year.

Comparative Results for the Three and Six Months Ended February 28, 2006 and 2005

Volume. Volumetric information related to ETP’s operating segments is presented as follows:

Midstream

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase (Decrease)
Natural gas MMBtu/d	1,529,856	1,411,800	118,056	1.528,616	1,313,254	215,362
NGLs Bbls/d	9,537	16,261	(6,724)	9,879	12,931	(3,052)

•	Natural gas sales volumes increased by 118,056 MMBtu/d for the three months ended February 28, 2006 compared to the same period in 2005. The increase was principally attributable to increased marketing efforts by ETP’s producer services’ operations to market on and off-system natural gas. ETP’s sales volumes of NGLs vary due to ETP’s ability to by-pass ETP’s processing plants when conditions exist that make it less favorable to process and extract NGLs from ETP’s processing plants. The decrease in NGLs sales volumes is principally due to a change in contract mix with a major producer and the election to by-pass ETP’s processing plant as a result of less favorable market conditions during the three months ended February 28, 2006 compared to the same period last year.

For the six months ended February 28, 2006, natural gas sales volumes increased by 215,362 MMBtu/d compared to the six months ended February 28, 2005. The increase was principally attributable to the acquisition of the Texas Chalk and Madison Systems on November 1, 2004, as the Texas Chalk and Madison Systems essentially doubled the number of producing wells from 1,000 to 2,000, and increased marketing efforts by ETP’s producer services’ operations to market on and off-system natural gas. ETP’s sales volumes of NGLs vary due to its ability to by-pass its processing plants when conditions exist that make it less favorable to process and extract NGLs from ETP’s processing plants. The decrease in NGLs sales volumes is principally due to a change in contract mix with a major producer and the election to by-pass processing plant as a result of less favorable market conditions during the latter part of the six months ended February 28, 2006 compared to the same period last year.

Transportation and Storage

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase (Decrease)
Natural gas MMBtu/d – sold	1,868,486	2,039,179	(170,693)	1,709,049	2,039,179	(330,130)
Natural gas MMBtu/d – transported	4,231,797	3,045,656	1,186,141	4,349,137	3,078,193	1,270,944

•	Transported natural gas volumes increased by 1,186,141 MMBtu/d between the three-month period ended February 28, 2006 and 2005. The increase in transportation volumes is principally due to the increased volumes experienced in the Oasis Pipeline system, ET Fuel system and East Texas Pipeline system as a result of ETP’s efforts to secure firm commitments on its transportation assets and a higher price differential between the Waha and Katy market hubs during the periods presented. Natural gas volumes on the HPL System for the three months ended February 28, 2006 decreased 170,693 MMBtu/d compared to the period ended February 28, 2005, principally due to warmer weather during the three month-period ended February 28, 2006 compared to the same period last year.

For the six months ended February 28, 2006, transported natural gas volumes increased by 1,270,944 MMBtu/d. The increase in transportation volumes is principally due to the increased volumes experienced in the Oasis Pipeline system, ET Fuel system and East Texas Pipeline system as a result of ETP’s efforts to secure firm commitments on its transportation assets and a higher price differential between the Waha and Katy market hubs during the periods presented. Natural gas sales volumes on the HPL System for the six months ended February 28, 2006 decreased 330,130 MMBtu/d compared to the period ended February 28, 2005, principally due to the warmer weather during the six-month period ended February 28, 2006 compared to the same period last year.

Propane

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase	February 28, 2006	February 28, 2005	Increase
Gallons sold
(in thousands)
Retail	165,758	165,696	62	254,496	252,131	2,365
Wholesale	28,243	25,708	2,535	47,844	44,017	3,827

•	Retail Propane. Of the 0.1 million increase in retail propane gallons sold for the three months ended February 28, 2006, compared to the three months ended February 28, 2005, 7.6 million gallons was primarily the result of volumes sold by customer service locations added through acquisitions, offset by a 7.5 million gallon decrease related to warm weather. The weather in the areas of operations during the three months ended February 28, 2006 was 1.2% warmer than the three months ended February 28, 2005 and 9.2% warmer than normal.

Of the 2.4 million gallon increase in retail propane gallons sold for the six months ended February 28, 2006, compared to the six months ended February 28, 2005, 11.5 million gallons was primarily the result of volumes sold by customer service locations added through acquisitions, offset by a 9.1 million gallon decrease related to warm weather. The weather in the areas of operations during the six months ended February 28, 2006 was 1.2% warmer than six months ended February 28, 2005 and 10.5% warmer than normal.

•	Wholesale Propane. The increase of 2.5 million domestic wholesale propane gallons between the three months ended February 28, 2006 and 2005 is due to an increase of 1.1 million domestic gallons sold as a result of several new customers in the eastern wholesale operations, and an increase of 1.4 million gallons in the foreign wholesale operations which is related to increased marketing efforts in ETP’s foreign operations.

For the six months ended February 28, 2006, wholesale propane gallons increased by 3.8 million gallons compared to the same period in 2005. Of this increase 3.1 million is due to an increase in gallons sold in the U.S. wholesale operations as a result of several new customers in the eastern wholesale operations, and an increase of 0.7 million gallons in the foreign wholesale operations which is related to increased marketing efforts in ETP’s foreign operations.

Parent Company Only Results

The Parent Company currently has no separate operating activities apart from those conducted by ETP and its Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP. The following table summarizes the key components of the stand-alone results of the Parent Company for the periods presented:

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase	February 28, 2006	February 28, 2005	Increase
(unaudited)
Equity in earnings of affiliates	$93,948	$35,750	$58,198	$144,881	$50,255	$94,626
General and administrative expense	54,067	180	53,887	54,756	318	54,438
Interest expense	10,556	646	9,910	21,299	646	20,653
Loss on extinguishment of debt	5,060	—	5,060	5,060	—	5,060

The following is a discussion of the highlights of the Parent Company’s stand-alone results for the periods presented.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its Class A and Class B limited partner interests of ETP GP and its investment in ETP LLC. The increases in equity in earnings of affiliates for the three and six months ended February 28, 2006 compared to the same three and six-month periods in 2005 are directly related to the increases in the segment income described below.

General and Administrative Expenses. The increase in general and administrative expenses of the Parent Company for the three and six months ended February 28, 2006 compared to the same three and six-month periods in 2005 is primarily the compensation expense of $52.9 million recorded in connection with the issuance of Class B Units by the Parent Company in conjunction with its IPO.

Interest Expense. The Parent Company interest expense increased for the three and six months ended February 28, 2006 compared to the same three and six-month periods in 2005 because it had no significant debt prior to June 16, 2005 when it entered into a $600.0 million senior secured term loan agreement. In conjunction with its IPO, the Parent Company re-paid the $600.0 million senior secured term loan agreement and entered into a new revolving credit facility. Please read “Description of Indebtedness” under “Liquidity and Capital Resources” below for more information on the Parent Company’s indebtedness.

Loss on Extinguishment of Debt. The Parent Company expensed $5.1 million in deferred financing costs in connection with the repayment of the $600.0 million senior secured term loan agreement as described above.

Consolidated Results

Since we own the General Partner of ETP, and its General Partner, our financial results reflect the consolidated financial results of ETP, ETP GP and ETP LLC. The following is a discussion of our consolidated results of operations:

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase (Decrease)
(unaudited)
Consolidated Information:
Revenues	$2,449,816	$1,439,844	$1,009,972	$4,866,436	$2,304,042	$2,562,394
Cost of sales	2,008,831	1,211,175	797,656	4,099,458	1,939,079	2,160,379

Gross margin	440,985	228,669	212,316	766,978	364,963	402,015

Operating expenses	99,696	73,551	26,145	202,367	133,751	68,616
Selling, general and administrative	85,506	12,427	73,079	110,995	23,289	87,706
Depreciation and amortization	32,070	25,509	6,561	62,037	48,445	13,592

Consolidated operating income	223,713	117,182	106,531	391,579	159,478	232,101

Equity in earnings (losses) of affiliates	106	109	(3)	(168)	145	(313)
Interest expense	(39,096)	(22,780)	16,316	(78,239)	(40,121)	38,118
Gain (loss) on disposal of assets	662	(436)	1,098	534	(527)	1,061
Loss on extinguishment of debt	(5,060)	(7,996)	(2,936)	(5,060)	(7,996)	(2,936)
Other, net	2,432	248	2,184	3,496	385	3,111
Minority interests	(155,033)	(45,502)	109,531	(223,130)	(57,053)	166,077
Income tax expense	(3,289)	(2,402)	887	(24,976)	(2,710)	22,266

Income from continuing operations	24,435	38,423	(13,988)	64,036	51,601	12,435
Income from discontinued operations, net of income tax expense and minority interest	—	435	(435)	—	1,626	(1,626)

Net income	$24,435	$38,858	$(14,423)	$64,036	$53,227	$10,809

See the detailed discussion of revenues, costs of sales, margin, operating expense, and other by operating segment below.

Interest Expense. Interest expense increased by $16.3 million for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. The principal factors for the increase are a $9.9 million increase due the borrowing on our $600.0 million senior secured term loan agreement, $12.2 million increase due to borrowings on our Senior Notes and the Revolving Credit Facility in January 2005, offset by a decrease of $7.3 million resulting from the reduction of long term debt in January 2005 and the effects of interest rate swaps accounted for at ETC OLP.

For the six months ended February 28, 2006 compared to the six months ended February 28, 2005, interest expense increased $38.1 million. The principal factors for this increase are a $20.6 million increase due the borrowing on our $600.0 million senior secured term loan agreement, a $33.2 million increase due to borrowings on our Senior Notes and the Revolving Credit Facility in January 2005 offset by a decrease of $16.9 million due to the reduction of long term debt in January 2005 and the effects of interest rate swaps accounted for at ETC OLP.

Loss on Extinguishment of Debt. As a result of refinancing our Goldman Term Loan during the three and six months ended February 28, 2006, we expensed $5.1 million of debt issuance costs associated with the debt that was repaid with a combination of the proceeds of a $420.0 million loan under our new credit facility and $175.5 million in proceeds from the IPO. During the three and six months ended February 28, 2005, we refinanced certain debt and expensed $8.0 million of debt issuance costs associated with the debt that was repaid with the proceeds from the issuance of $750 million of 5.95% senior notes. The expensed debt issuance costs were accounted for as loss on extinguishment of debt.

Income Tax Expense. As a partnership, we are not subject to income taxes. However, certain of our wholly-owned subsidiaries, are corporations that are subject to income taxes. The increases of $0.9 and $22.3 million in income taxes for the three and six month periods ended February 28, 2006, respectively, are attributed principally to higher income in a subsidiary treated as a taxable corporation. The higher income was primarily due to gains on financial derivative activity recognized by this subsidiary. No similar gains were realized by such subsidiary in prior periods.

Minority interest expense from continuing operations. The increase in minority interest expense is attributable to the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents partnership interests in ETP that we do not own.

Income from Continuing Operations. The change in income from continuing operations for the three and six month periods of 2006 compared to the three and six month periods of 2005, is principally due to increases in our income from continuing operations related to acquisition-related income, increased volumes and margins on the transportation and storage assets and favorable price movement on derivative positions during the 2006 period. The increase is offset by the increase in the minority interest expense described above and an increase in non-cash compensation expense of $52.9 million related to the issuance of the Class B Units in conjunction with the Parent Company’s IPO.

Income from Discontinued Operations. On April 14, 2005, we completed the sale of our Oklahoma gathering, treating and processing assets, referred to as the Elk City System. The income from discontinued operations of $0.4 million for the three months ended February 28, 2005 was comprised of revenues from the Elk City System of $40.7 million and costs and expenses of $39.5 million, and minority interests of $0.8 million.

For the six months ended February 28, 2005, the income from discontinued operations consisted of revenues of $84.2 million, costs and expenses of $79.6 and minority interest expense of $3.0 million.

There were no discontinued operations for the three or six months ended February 28, 2006.

Net Income. The change in net income for the three and six month periods of 2006 compared to the three and six month periods of 2005, is principally due to the effect of the HPL acquisition described above, together with the favorable price movements on financial derivative positions and increased volumes and margins on ETC OLP’s midstream and transportation and storage assets offset by the change in minority interest expense and unit-based compensation expense described above.

THREE AND SIX MONTH OPERATING RESULTS BY SEGMENT

Midstream Segment

	Three Months Ended			Six Month Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase
Revenues	$1,205,027	$781,190	$423,837	$2,754,855	$1,431,802	$1,323,053
Cost of sales	1,160,557	739,165	421,392	2,597,427	1,369,600	1,227,827

Gross Margin	44,470	42,025	2,445	157,428	62,202	95,226

Operating expenses	7,104	5,551	1,553	14,342	9,467	4,875
Selling, general and administrative	6,630	2,150	4,480	14,657	5,513	9,144
Depreciation and amortization	5,225	4,078	1,147	10,255	8,177	2,078

Segment operating income	$25,511	$30,246	$(4,735)	$118,174	$39,045	$79,129

Gross Margin. Midstream’s gross margin increased $2.4 million for the three month period ended February 28, 2006 compared to the same period of 2005. The increase was principally due to increased volumes on our gathering systems which resulted in higher fee-based revenues. The increase was offset by lower margins generated by the producer services between the 2005 and 2006 periods and $2.7 million in losses, including $25.5 million of unrealized losses, associated with certain trading activities during the three months ended February 28, 2006. No margins associated with trading activities were recognized in the comparable 2005 period as we did not commence certain trading activities until the fourth quarter of fiscal year 2005.

For the six months ended February 28, 2006, midstream’s gross margin increased by $95.2 million. The increase was principally due to favorable price movements on financial derivative positions during the 2006 period, higher margins on sales made by producer services, and increased volumes on our gathering systems which resulted in higher fee-based revenues. During the six months ended February 28, 2006, we also recognized $49.8 million in margin, including $19.1 million of unrealized losses, associated with certain trading activities. No margins associated with trading activities were recognized in the comparable 2005 period as we did not commence certain trading activities until the fourth quarter of fiscal year 2005.

Operating Expenses. Midstream operating expenses increased $1.6 million for the three months ended February 28, 2006 compared to the same period ended February 28, 2005. The increase was principally attributable to $0.7 million in increased measurement expenses, $0.5 million in increased chemical costs and increases of $0.4 million in other operating expenses.

Midstream operating expenses increased $4.9 million for the six months ended February 28, 2006 compared to the six months ended February 28, 2005. The increase was primarily due to $1.5 million in increased measurement expenses, $0.9 million in increased chemical costs, $0.9 million in scheduled compressor and pipeline maintenance expense, $0.7 million in employee costs, and increases of $0.9 million in other operating expenses principally related to the acquisition of the Texas Chalk and Madison Systems in November 2004. The period ended February 28, 2005 contained only four months of operating results from those assets.

Selling, General and Administrative Expenses. Midstream general and administrative expenses increased $4.5 million from the three months ended February 28, 2005 compared to the same period ended February 28, 2006. Increases of $11.0 million in employee-related costs such as salaries, incentive compensation and healthcare costs, insurance premium increases of $0.6 million, legal fees increases of $0.7 million and increases in other general and administrative expenses of $0.7 million were offset by increases of $8.5 million in departmental costs allocated to the transportation and storage operating segment. The allocation of departmental costs between midstream and the transportation and storage segments are based on factors such as headcount, number of meters, and on-going projects and is intended to fairly present the segment’s operating results.

Midstream general and administrative expenses for the six months ended February 28, 2006 increased $9.1 million compared to the six months ended February 28, 2005. The increase was attributable to increases of $19.7 million in employee-related costs such as salaries, incentive compensation and healthcare costs, insurance premium increases of $1.2 million, increases in office-related expenses of $1.7 million, and increases in other general and administrative expenses of $2.1 million. The increase was offset by increases of $15.5 million in departmental costs allocated to the transportation and storage operating segment.

Depreciation and amortization. Midstream depreciation and amortization expense increased $1.1 million for the three month period ended 2006 compared to the same period in 2005 principally due to additions to property and equipment subsequent to February 28, 2005.

The increase of $2.1 million for the six month period ended 2006 compared to the same period in 2005 is principally due to the Devon acquisition in November 2004 and other additions to property and equipment subsequent to February 28, 2005.

Transportation and Storage Segment

	Three Months Ended			Six Month Ended
	February 28, 2006	February 28, 2005	Increase	February 28, 2006	February 28, 2005	Increase
Revenues	$1,490,265	$384,726	$1,105,539	$3,055,775	$442,343	$2,613,432
Cost of sales	1,236,485	324,783	911,702	2,665,788	330,805	2,334,983

Gross Margin	253,780	59,943	193,837	389,987	111,538	278,449

Operating expenses	41,809	20,649	21,160	88,249	32,827	55,422
Selling, general and administrative	12,752	4,711	8,041	23,512	7,923	15,589
Depreciation and amortization	12,772	7,917	4,855	24,215	13,430	10,785

Segment operating income	$186,447	$26,666	$159,781	$254,011	$57,358	$196,653

Gross Margin. Transportation and storage gross margin increased between the three months ended February 28, 2005 and 2006 by $193.8 million. The increase in transportation and storage gross margin is principally due to the following:

•	Increased volumes and prices. The increase is principally due to the increase in average natural gas prices period to period which promotes shippers to transport natural gas to more liquid markets such as the Katy Hub and our strategy to pursue additional volumes on our transportation pipeline systems. The price differential between the Waha and Katy market hubs increased between the 2005 and 2006 periods, thereby influencing shippers to transport natural gas to regions where natural gas prices are more favorable. We have also successfully secured more firm contracts as evidenced by our recent transportation agreement with XTO. In addition, the Fort Worth Basin expansion, completed in May 2005, has also allowed shippers to move more gas from the Barnett Shale. We expect gross margins to continue to increase as a result of this expansion and the recently announced expansion projects, and

•

The inclusion of HPL’s operating results for the three months ended February 28, 2006. As previously noted, HPL was acquired on January 26, 2005. As such, results for the three months ended February 28, 2005 only include one month of margins related to HPL. For the three months ended February 28, 2006, HPL’s margin was principally affected by increased margins resulting from the withdrawal of natural gas stored in the Bammel storage facilities. During the three months ended February 28, 2006, we withdrew approximately 34.3 Bcf of natural gas to meet customers’ demands. We also continued to experience increased margins resulting from favorable pricing between the West and East markets in the Houston Ship Channel, however, at lower levels than previous experienced during the three months ended November 30, 2005. Such pricing continues to remain below levels experienced during the three months ended November 30, 2005.

During the three months ended February 28, 2006 we also discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in our Bammel storage facilities. The discontinuation resulted from the determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable to occur by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during February 2006 through March 2006 and ETP’s flexibility to make changes to the underlying injection and withdrawal schedule for its storage assets, given changes in market conditions. As a result, during the three months ended February 28, 2006, we recognized previously deferred unrealized gains of approximately $84.7 million from the discontinuation of hedge accounting. Due to the seasonal nature of HPL’s operations, we anticipate margins will significantly decrease in the third fiscal quarter of 2006 as we intend to purchase and store natural gas in this period to meet anticipated demand in the summer of 2006 and winter of 2006-2007.

For the six months ended February 28, 2006 as compared to the same six-month period in 2005, transportation and storage gross margin increased by $278.4 million. The increase in transportation and storage gross margin is principally due to the following:

•	Increased volumes and prices. The increase is principally due to the increase in average natural gas prices period to period which promotes shippers to transport natural gas to more liquid markets such as the Katy Hub and our strategy to pursue additional volumes on its transportation pipeline systems. The price differential between the Waha and Katy market hubs increased between the 2005 and 2006 periods, thereby, influencing shippers to transport natural gas to regions where natural gas prices are more favorable. We have also successfully secured more firm contracts as evidenced by our recent transportation agreement with XTO. In addition, the Fort Worth Basin expansion, completed in May 2005, has also allowed shippers to move more gas from the Barnett Shale. We expect margins to continue to increase as a result of this expansion and the recently announced expansion projects. Margins for the six months ended February 28, 2006 were also affected favorably by higher than normal temperatures during September and October 2005 in regions where our assets are located. The higher temperatures required more demand for natural gas to be used by electricity-producing power plants connected to these assets, and

•	The inclusion of HPL’s operating results for the six months ended February 28, 2006. For the six months ended February 28, 2006, HPL’s margin was principally affected by increased margins resulting from favorable pricing between the West and East markets in the Houston Ship Channel. The favorable pricing was attributed to the effects of the hurricanes that struck the east Texas and Louisiana coastlines in August and September 2005. However, such margins were at lower levels than previous experienced during the three months ended November 30, 2005. Such pricing continues to remain at or below levels experienced during the three months ended November 30, 2005. As noted above, margins were also affected by the sale of natural gas during the six months ended February 28, 2006 that was held in storage.

•	As a result of the discontinuation of hedge accounting (refer to full discussion above in the three-month period results), we recognized previously deferred unrealized gains of approximately $84.7 million for the six months ended February 28, 2006.

Operating Expenses. Transportation and storage operating expenses increased $21.2 million when comparing the three months ended February 28, 2006 to the same prior period ended February 28, 2005. The increase was principally attributable to increases of $9.5 million in operating expenses related to the HPL acquisition, $10.4 million related to compressor fuel consumption resulting from higher throughput volumes and increased gas prices during the period ended February 28, 2006, $0.8 million increase in property taxes, and increases of $0.5 million, in the aggregate, in other operating expenses. Excluding the impact of volumetric changes, fuel consumption costs are directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase fuel consumption costs and decreases in natural gas prices tend to decrease fuel consumption costs.

Transportation and storage operating expenses increased $55.4 million when comparing the six months ended February 28, 2006 to the same prior period ended February 28, 2005. The increase was principally attributable to increases of $26.8 million in operating expenses related to the HPL acquisition, $26.0 million related to compressor fuel consumption resulting from higher throughput volumes and increased gas prices during the period ended February 28, 2006, $1.7 million increase in property taxes, and increases of $0.9 million, in the aggregate, in other operating expenses.

Selling, General and Administrative Expenses. Transportation and storage general and administrative expenses increased $8.0 million for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. The increase was principally due to $8.5 million in certain departmental costs allocated from the midstream segments offset by a decrease of $0.5 million in other general and administrative expenses. The increase in allocated departmental costs is due to the increase in employee headcount resulting primarily from the HPL acquisition.

Transportation and storage general and administrative expenses increased $15.6 million for the six months ended February 28, 2006 compared to the six months ended February 28, 2005 principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is due to the increase in employee headcount resulting primarily from the HPL acquisition.

Depreciation and amortization. Transportation and storage depreciation and amortization expense increased $4.9 million from the three months ended February 28, 2005 to the three months ended February 28, 2006 and increased $10.8 million from the six months ended February 28, 2005 to the six months ended February 28, 2006. The increases were principally due to the HPL acquisition in January 2005 the Fort Worth Basin expansion project completed in May 2005 and additional compressors and equipment added to existing systems.

Retail Propane Segment

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase
Retail propane revenues	$312,227	$265,233	$46,994	$474,420	$397,980	$76,440
Other propane related revenues	19,920	19,076	844	39,758	37,094	2,664
Retail propane cost of sales	188,679	154,655	34,024	291,061	237,189	53,872
Other propane related cost of sales	5,166	5,456	(290)	11,254	11,061	193

Gross margin	138,302	124,198	14,104	211,863	186,824	25,039

Operating expenses	49,004	45,670	3,334	96,087	88,200	7,887
Selling, general and administrative	5,299	3,023	2,276	8,088	5,709	2,379
Depreciation and amortization	13,744	13,222	522	26,954	26,283	671

Segment operating income	$70,255	$62,283	$7,972	$80,734	$66,632	$14,102

Revenues. Retail propane revenue, between the three months ended February 28, 2006 and 2005, increased $47.0 million of which $14.3 million was due to the increase in volumes sold by customer service locations added through acquisitions, and $46.9 million due to higher selling prices. These increases were offset by a decrease of $14.2 million due to the adverse impact of weather related volumes described above. Other propane related revenues increased $0.8 million for the three months ended February 28, 2006 compared to the same three-month period last year primarily due to increases resulting from acquisitions.

Of the total increase in retail propane revenue of $76.4 million between the six months ended February 28, 2006 and 2005, $21.4 million is due to the increase in volumes sold by customer service locations added through acquisitions and $72.0 million is due to higher selling prices. These increases were offset by a decrease of $17.0 million due to the adverse impact of weather related volumes described above. Other propane related revenues increased $2.7 million for the six months ended February 28, 2006 compared to the same six-month period last year primarily due to other propane related revenues of companies acquired between the two periods.

Costs of Sales. Retail propane cost of sales during the three months ended February 28, 2006 compared to the three months ended February 28, 2005 increased by $34.0 million, of which $33.9 million was due to higher cost of fuel, $8.6 million was due to cost of fuel sold by customer service locations added through acquisitions, offset by an $8.5 million decrease due to the impact of weather related volumes described above.

During the six months ended February 28, 2006 compared to the six months ended February 28, 2005, retail propane cost of sales increased by $53.9 million of which $13.1 million is a result of an overall increase in gallons sold by customer service locations added through acquisitions, $51.2 million is due to higher cost of fuel offset by a decrease of $10.4 million due to the impact of weather related volumes described above.

Gross Margin. The overall increase in gross margins for the three and six-month comparable periods ending February 28, 2006 and 2005 is a function of acquisition related increases and higher sales prices.

Operating Expenses. Operating expenses increased $3.3 million during the three months ended February 28, 2006 compared to the same three-month period last year due to a combination of a $1.7 million increase in the employee base from acquisitions and annual salary increases, $0.7 million higher fuel costs to run vehicles and other vehicle expenses, and a $1.8 million general increase in other operating expenses also from acquisitions, offset by a $0.9 million net decrease in business insurance.

During the six months ended February 28, 2006, operating expenses increased by $7.9 million compared to the same six month period last year due to a combination of a $4.2 million increase in the employee base from acquisitions and annual salary increases, $1.4 million higher fuel costs to run vehicles and other vehicle expenses, and a $2.6 million general increase in other operating expenses also from acquisitions, offset by a $0.3 million net decrease in business insurance.

Selling, General and Administrative Expenses. The increase for the three and six-month comparable periods of February 28, 2006 and 2005 is primarily due to increases in executive bonuses and deferred compensation awards.

Operating Income. Operating income increased by $8.0 million during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. For the six months ended February 28, 2006, total operating income increased by $14.1 million compared to the six months ended February 28, 2005. These variances are primarily due to the changes in revenues and expenses described above.

Wholesale Propane Segment

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase	February 28, 2006	February 28, 2005	Increase
Revenues	$32,958	$23,733	$9,225	$56,899	$42,218	$14,681
Cost of sales	29,426	22,134	7,292	51,711	39,627	12,084

Gross margin	3,532	1,599	1,933	5,188	2,591	2,597

Operating expenses	916	852	64	1,603	1,545	58
Selling, general and administrative	568	529	39	971	875	96
Depreciation and amortization	223	195	28	407	364	43

Segment operating income (loss)	$1,825	$23	$1,802	$2,207	$(193)	$2,400

Revenues. Of the increase in wholesale revenue of $9.2 million from the three months ended February 28, 2006 compared to the same three-month period last year, $3.1 million is primarily related to the increase in gallons sold to new customers in the eastern wholesale and foreign operations, and $6.1 million is related to higher selling prices.

Of the increase of $14.7 million in wholesale revenue from the six months ended February 28, 2006 compared to same six month period last year, $4.9 million is primarily related to the increase in gallons sold to new customers in the eastern wholesale and foreign operations, and $9.8 million is related to higher selling prices.

Costs of Sales. Total wholesale cost of sales increased by $7.3 million in the three months ended February 28, 2006 compared to the three months ended February 28, 2005 proportionate to the increase in revenues described above. Wholesale propane cost of sales increased by $4.7 million due to higher selling prices and by $2.6 million due to the increase in customers in the eastern wholesale operations described above.

For the six months ended February 28, 2006 compared to the same six-month period last year, total cost of sales increased by $12.1 million. Of the increase, $7.9 million due to higher selling prices and $4.2 million due to the increase in customers in the eastern wholesale operations described above.

Gross Margin. The overall increases in gross margin for both the three-month and six-month periods ended February 28, 2006 and 2005, are primarily a function of the activities described above in revenues and costs related to the new customers in ETP’s eastern wholesale and foreign operations.

Operating Income (Loss). The increase in operating income during the three and six-month periods ended February 28, 2006 of $1.8 million and $2.4 million, respectively, is primarily due to changes in revenues and expenses described above.

Other

	Three Months Ended			Six Months Ended
	February 28, 2006	February 28, 2005	Increase (Decrease)	February 28, 2006	February 28, 2005	Increase
Revenues	$1,408	$1,276	$132	$3,522	$2,537	$985
Cost of sales	507	372	135	1,010	729	281
Operating expenses	863	829	34	2,086	1,712	374
Depreciation and amortization	106	97	9	206	191	15

Other operating income (loss)	$(68)	$(22)	$(46)	$220	$(95)	$315

Unallocated selling, general and administrative expenses	$60,257	$2,014	$58,243	$63,767	$3,269	$60,498

Unallocated Selling, General and Administrative Expenses. The selling, general and administrative expenses that relate to the general operations of ETP and the Parent Company are not allocated to the segments.

The increases of $58.2 million and $60.5 million in the total unallocated selling, general, and administrative expenses during the three and six months ended February 28, 2006, respectively, compared to the same three and six-month periods last year are primarily due to the $52.9 million in deferred compensation expense recorded with the issuance of the Class B Units during the three months ended February 28, 2006, a $1.5 million increase in professional fees which is related to our ongoing efforts to comply with the Sarbanes Oxley Act and a $3.4 million increase in additional executive bonuses and non-cash compensation during fiscal year 2006.

INCOME TAXES

As a Partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the periods ended February 28, 2006 and 2005, our non-qualifying income did not exceed the statutory limit.

The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income tax rate net of federal benefit	3.3%	3.6%	3.3%	3.6%
Partnership earnings not subject to tax at the Partnership level	(36.5)%	(35.8)%	(30.3)%	(36.2)%

Effective tax rate	1.8%	2.8%	8.0%	2.4%

Income tax expense consists of the following current and deferred amounts:

	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Current income tax expense (benefit):
Federal	$12,853	$(25)	$28,117	$2,134
State	950	(42)	1,288	342
Deferred income tax expense (benefit):
Federal	(10,013)	1,988	(4,074)	(70)
State	(501)	481	(355)	304

Total	$3,289	$2,402	$24,976	$2,710

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by the Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP. The amount of cash that ETP can distribute to its partners, including the Parent Company, each quarter is based on earnings from ETP’s business activities and the amount of available cash, as discussed below.

The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP.

In February 2006, the Parent Company completed its IPO of 24,150,000 Common Units at a price of $21.00 per unit. Proceeds from the IPO were $478.9 million, net of underwriter’s discount. The Parent Company paid equity issue costs of $4.1 million related to the units issued, and paid $131.6 million to its former owners for the redemption of a portion of their previously outstanding Common Units.

ETP

ETP’s ability to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

Future capital requirements of ETP’s business will generally consist of:

•	maintenance capital expenditures which includes capital expenditures made to connect additional wells to its natural gas systems in order to maintain or increase throughput on existing assets for which it expects to expend approximately an additional $15.0 million during the current fiscal year, and capital expenditures to extend the useful lives of its propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet for which ETP expects to expend approximately an additional $5.0 million;

•	growth capital expenditures, mainly for constructing new pipelines, processing plants and treating plants for which ETP expects to expend approximately an additional $315.0 million during the current fiscal year; and customer propane tanks for which it expects to expend approximately an additional $10.0 million; and

•	acquisition capital expenditures including acquisition of new pipeline systems and propane operations.

ETP believes that cash generated from the operations of its businesses will be sufficient to meet anticipated maintenance capital expenditures. ETP will initially finance all capital requirements by cash flows from operating activities. To the extent that ETP’s future capital requirements exceed cash flows from operating activities:

•	maintenance capital expenditures will be financed by the proceeds of borrowings under the existing credit facilities described below;

•	growth capital expenditures will be financed by the proceeds of borrowings under the existing credit facilities, the issuance of additional ETP Common Units or a combination thereof; and

•	acquisition capital expenditures will be financed by the proceeds of borrowings under the existing credit facilities, other lines of credit, long-term debt, the issuance of additional ETP Common Units or a combination thereof.

The assets used in ETP’s midstream and transportation and storage segments, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures other than new well-connects. The assets utilized in ETP’s propane operations do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its propane business.

ETP engages in natural gas storage transactions in which ETP seeks to find and profit from pricing differences that occur over time. Natural gas is typically purchased and held in storage during the summer months and sold during the winter months. Although ETP intends to fund natural gas purchases with cash generated from operations, from time to time ETP may need to finance the purchase of natural gas to be held in storage with borrowings from its current credit facilities. ETP intends to repay these borrowings with cash generated from operations when the gas is sold.

Cash Flows

ETE’s internally generated cash flows may change in the future due to a number of factors, some of which it cannot control. These include regulatory changes, the price for ETP’s products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of ETP’s acquisitions, including the recently acquired HPL System, and other factors.

Operating Activities. Cash provided by operating activities during the six months ended February 28, 2006, was $332.4 million as compared to cash provided by operating activities of $112.2 million for the six months ended February 28, 2005. The net cash provided by operations for the six months ended February 28, 2006 consisted of net income of $64.0 million, non-cash charges of $268.7 million, principally minority interests, unit-based compensation, depreciation and amortization and deferred taxes, and uses due to changes in operating assets and liabilities of $0.3 million. Various components of working capital changed significantly from the prior periods due to factors such as the variance in the timing of accounts receivable collections, payments on accounts payable, and the purchase of inventories related to the propane and transportation and storage operations. Increased fuel prices also contributed to increases in accounts receivable balances with customers, accounts payable for fuel, and inventory costs.

Investing Activities. Cash used in investing activities during the six months ended February 28, 2006 of $261.5 million is comprised of cash paid for acquisitions of $29.9 million and $255.1 million invested for maintenance and growth capital expenditures needed to sustain operations at current levels and to support growth of operations. Cash used in investing activities was offset by proceeds from the sale of idle property of $3.9 million and cash received for a working capital settlement on the HPL acquisition of $19.6 million. The cash paid for acquisitions included $16.6 million paid for the acquisition of the 2% remaining interests in the HPL System and $0.5 million for the remaining interests in the Dorado System, each of which ETP did not previously own, and cash paid for retail propane acquisitions of $12.8.

Financing Activities. Cash used in financing activities during the six months ended February 28, 2006 was $70.4 million. Cash used during the period primarily reflects $34.2 million of distributions paid by ETE to the limited partner unitholders (prior to the IPO), Common Unitholders and the general partner, $131.6 million to the former owners of the Parent Company for the redemption of a portion of their previously outstanding Common Units, and a net reduction in our debt of $378.1 million during the six months ended February 28, 2006 which was paid primarily with a portion of the $474.7 million proceeds from the IPO, net of underwriter’s discounts and issue costs.

Financing and Sources of Liquidity

Description of Indebtedness

Parent Company Indebtedness

On June 16, 2005, the Parent Company entered into a $600.0 million senior secured term loan agreement with Goldman Sachs Credit Partners, L.P, with borrowings totaling $600.0 million. The Parent Company used approximately $175.5 million of the net proceeds from its IPO to repay a portion of indebtedness outstanding under the its then existing $600.0 million term loan agreement. The remaining outstanding indebtedness was paid through approximately $4.5 million of cash on hand and approximately $420.0 million of borrowings under the Parent Company’s new $500.0 million credit facility described below which was entered into concurrently with the IPO. There was no balance outstanding as of February 28, 2005. The Parent Company wrote off approximately $5.1million in deferred financing costs to loss on extinguishment of debt in connection with the re-payment of the senior secured term loan agreement. The loans bore interest at an initial rate of LIBOR plus 3% subject to adjustment based upon a ratio of total debt to operating income. The loans were secured by the Parent Company’s ETP Common Units and general partner interest in ETP.

Simultaneous with the IPO the Parent Company entered into a $500.0 million five year revolving credit facility (the “New Parent Company Credit Facility”) with Wachovia Bank, National Association as Administrative Agent for a group of banks which replaced the $600.0 million term loan facility. The New Parent Company Credit Facility also offers a Swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR. The loans under the New Parent Company Credit Facility is secured by a lien on its assets, including the capital stock and assets of ETP LLC and ETP GP and its ownership of 36.4 million ETP Common Units (including Class F Units). The maximum commitment fee payable on the unused portion of the facility is 0.5%. Loans under the revolving credit facility bear interest at the Parent Company’s option at either (a) a base rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio. The weighted average interest rate was 6.215% for the amount outstanding as of February 28, 2006. The outstanding amount borrowed under the New Parent Company Credit Facility as of February 28, 2006 was $377.0 million. The total amount available under the New Parent Company Credit Facility as of February 28, 2006 was $123.0 million. The financial covenants contained in the revolving credit facility include a leverage ratio test, a consolidated leverage ratio test, a consolidated interest coverage ratio test and a value-to-loan ratio. The New Parent Company Credit Facility also contains an accordion feature which will allow the Parent Company, subject to bank syndication’s approval, to expand the facilities capacity for up to an additional $100.0 million.

Energy Transfer Partners Indebtedness

Senior Notes. ETP’s indebtedness consists of $750.0 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012 and a Revolving Credit Facility that allows for borrowings of up to $900.0 million through January 18, 2010. ETP also currently maintains a separate working capital facility for HOLP which is described below. The terms of the indebtedness of ETP and its Operating Partnerships are described in more detail in ETP’s Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/A as filed with the Securities and Exchange Commission on November 14, 2005, and December 12, 2005, respectively.

Revolving Credit Facilities. On December 13, 2005 ETP entered into a $900.0 million Revolving Credit Facility which is available through December 10, 2010, which replaced its previous revolving credit facility. Amounts borrowed under the ETP Revolving Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Revolving Credit Facility also offers a Swingline loan option with the maximum borrowing of $50.0 million at a daily rate based on LIBOR. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The facility is unsecured by and has equal rights to the holders of ETP’s other current and future unsecured debt. As of February 28, 2006, there was $100.0 million outstanding under the Revolving Credit Facility and no amounts outstanding under the Swingline option. ETP also had $9.9 million in Letters of Credit outstanding, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of Credit Exposure plus borrowings under the Revolving Credit Facility cannot exceed the $900.0 million maximum Revolving Credit Facility, which is expandable to $1.0 billion. The weighted average interest rate was 5.32% as of February 28, 2006. ETP’s available amount under the facility is $790.0 million at February 28, 2006.

HOLP Indebtedness

Working Capital Facilities. Effective September 1, 2005, HOLP entered into the Second Amendment to the Third Amended and Restated Credit Agreement. The amendment states that in no event shall the Letter of Credit Exposure exceed $15.0 million at any time. All of the remaining terms, provisions and conditions of the existing Credit Agreement continue in full force and effect as within the March 31, 2004 Third Amended and Restated Credit Amendment noted below.

The Third Amended and Restated Credit Agreement includes a $75.0 million Senior Revolving Working Capital Facility available through December 31, 2006. Amounts borrowed under the Working Capital Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The weighted average interest rate was 6.27% for the amount outstanding at February 28, 2006. The maximum commitment fee payable on the unused portion of the facility is 0.50%. HOLP must reduce the principal amount of working capital borrowings to $10.0 million for a period of not less than 30 consecutive days at least one time during each fiscal year. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP’s subsidiaries secure the Senior Revolving Working Capital Facility. As of February 28, 2006, the Senior Revolving Working Capital Facility had a balance outstanding of $21.2 million, all of which was current, and $6.1 in outstanding Letters of Credit. Letter of Credit exposure plus the Working Capital Loan cannot exceed the $75.0 million maximum Working Capital Facility.

Acquisition Facility. Prior to February 28, 2006, HOLP also maintained a $75.0 million Senior Revolving for acquisitions of propane-related businesses. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate based on either a Eurodollar rate or a prime rate. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secured the Senior Revolving Acquisition Facility. As of February 28, 2006, HOLP used funds contributed from ETP from the proceeds of its sale of Common and Class F Units to the Parent Company to extinguish the debt and cancelled this facility. HOLP will obtain funds for making acquisitions from the revenues generated from its operations and the operations of it subsidiaries, and from contributions from ETP. Pursuant to ETP’s Revolving Credit Facility a maximum of $100.0 million per year may be contributed to HOLP from funds received in equity offerings of ETP. As of February 28, 2006, $75.0 million has been contributed to HOLP under this arrangement.

Cash Distributions

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are the partnership interests it directly or indirectly holds in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 50% of ETP’s incentive distribution rights which are indirectly owned by the Parent Company through its ownership of ETP GP and ETP LLC, and ETP Common Units and Class F Units held by the Parent Company.

ETP uses the cash provided by operating and financing activities from its Operating Partnerships to provide distributions on its partnership interests. Under ETP’s partnership agreement, ETP distributes to its partners an amount equal to all of its available cash for such quarter within 45 days after the end of each fiscal quarter. Available cash generally means, with respect to any quarter of ETP, all cash on hand at the end of such quarter less the amount of cash reserves established by ETP GP in its reasonable discretion that are necessary or appropriate to provide for ETP’s future cash requirements. On October 14, 2005, ETP paid a quarterly distribution of $0.50 per unit, or $2.00 per unit annually to ETP Unitholders of record as of the close of business on September 30, 2005. This distribution represented an increase of $0.05 per unit on an annualized basis over the distribution paid for the third quarter of fiscal 2005. On January 13, 2006, ETP paid a cash distribution for the quarter ended November 30, 2005 of $0.55 per unit, or $2.20 per unit annually, to ETP Unitholders of record at the close of business on January 4, 2006. Total distributions to the Parent Company from the ETP distributions on October 14, 2005 and January 13, 2006 were $30.7 million, and $37.7 million, respectively. On March 7, 2006, ETP declared a cash distribution for the second quarter ended February 28, 2006 of $0.5875 per unit, or $2.35 per unit annually, an increase of $0.15 per unit on an annualized basis. The distribution is payable on April 14, 2006 to unitholders of record at the close of business on March 24, 2006. The distribution received from ETP by the Parent Company for the quarter ended February 28, 2006 with respect to it’s indirect ownership of the incentive distribution rights of ETP will be prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Parent Company’s Common Units, which was February 3, 2006, to the end of the quarter on February 28, 2006. As a result, the Parent Company’s indirect ownership of the incentive distribution rights was 100% up to February 3 2006 and 50% thereafter. As prorated, the Parent Company expects to receive distributions totaling $42.6 million (or $138.3 million on an annualized basis) in connection with this April 2006 ETP distribution. This payment consists of $1.8 million from indirect ownership of the 2% general partner interests in ETP, $19.4 million from the prorata indirect ownership of the incentive distribution rights of ETP and $21.4 million from Common Units and Class F Units that the Parent Company currently holds.

Prior to the IPO, the Parent Company received distributions from ETP on 100% of ETP’s incentive distribution rights. Simultaneous with the IPO, ETP GP created a profits interest attributable solely to the ownership of ETP’s incentive distribution rights, called Class B limited partner interests and issued 50% of these Class B limited partner interests to Energy Transfer Investments, L.P., a limited partnership made up of the partners of the Parent Company just prior to the time of the IPO. Consequently, after the IPO the Parent Company will receive distributions from ETP with respect to 50% of the incentive distribution rights. The current distribution includes incentive distributions payable to the general partner to the extent the quarterly distribution exceeds $0.275 per unit (an annualized rate of $1.10).

Cash Distributions Made by the Parent Company

The Parent Company’s partnership agreement requires that it distribute all of its available cash quarterly. Available cash generally means, with respect to any quarter of the Parent Company, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner of the Parent Company, LE GP, LLC, in its reasonable discretion that is necessary or appropriate to provide for the Parent Company’s future cash requirements.

The Parent Company paid distributions of $9.0 million to its limited and general partners during the three months ended November 30, 2005. On January 13, 2006, the Parent Company paid a distribution of $0.10 per share, or $25.2 million to its limited and general partners.

Upon the closing of the IPO, the board of directors of the Parent Company’s general partner adopted a policy pursuant to which the Parent Company would declare an initial distribution of $0.175 per unit per complete quarter, or $0.70 per unit per year, to be paid no later than 50 days after the end of each fiscal quarter. On March 13, 2006, the Parent Company declared a cash distribution of $0.20 per share for the fiscal quarter ended February 28, 2006. The cash distribution will be paid on April 19, 2006 to holders of record of the Parent Company’s units as of the close of business on March 31, 2006. The distribution will be prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Parent Company’s Common Units, which was February 3, 2006, to the end of the quarter on February 28, 2006. The resulting amount of this prorated distribution for the 26-day period is $0.0578 per unit. The total amount of distributions declared relating to the six months ended February 28, 2006 on limited partner interests (prior to the IPO) and Common Units, Class B Units, and the general partner interests totaled $28,624, $7,745, $146, and $220, respectively. All such distributions were made from available cash.

New Accounting Standards

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). In March 2005, the Financial Accounting Standards Board (“FASB”) published FIN 47. This interpretation clarified that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement of the obligation are uncertain. These conditional obligations were not previously addressed by SFAS 143. FIN 47 will require the Partnership to accrue the fair value of a liability for the conditional asset retirement obligation when incurred – generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement should be factored into the measurement of the liability when a range of scenarios can be determined. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Management intends to adopt FIN 47 no later than the end of the fiscal year ending August 31, 2006, and does not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

SFAS No. 154, Accounting Changes and Error Correction – a replacement of APB Opinion No. 20 and FASB Statement No. 3. (“SFAS 154”) In May 2005, the FASB issued SFAS 154 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS 154 as applicable when required.

EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides guidance in determining whether a general partner controls a limited partnership by determining the limited partners’ substantive ability to dissolve (liquidate) the limited partnership as well as assessing the substantive participating rights of the limited partners within the limited partnership. EITF 04-05 states that if the limited partners do not have substantive ability to dissolve (liquidate) or have substantive participating rights, then the general partner is presumed to control that partnership and would be required to consolidate the limited partnership. This EITF is effective in fiscal periods beginning after December 15, 2005. We do not believe that this EITF will affect our consolidation of ETP.

EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty (“EITF 04-13”). EITF 04-13 In EITF 04-13, the Task Force reached a tentative conclusion that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” The tentative conclusions reached by the Task Force are required to be applied to transactions completed in reporting periods beginning after March 15, 2006. The adoption of this EITF will not have a material impact on our results of operations, financial position or cash flows.

FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allows for Cash Settlement upon the Occurrence of a Contingent Event”, (“FSP 123R4”) In February 2006, the FASB issued this Staff Position to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS 123(R). FSP 123R4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP 123R4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP 123R4 is effective immediately. The adoption of FSP 123R4 had no impact on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information contained in Item 3 updates and should be read in conjunction with information set forth in the Parent Company’s Form S-1/A filed with the Securities and Exchange Commission on January 23, 2006, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of the Parent Company’s Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in the Parent Company’s Form S-1/A.

The following table provides a summary of our price risk management assets and liabilities at February 28, 2006:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives

(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,194,105)	2006-2009	$(10,038)
Swing Swaps IFERC	Gas	(66,692,579)	2006-2008	$3,391
Fixed Swaps/Futures	Gas	750,000	2006-2007	$50,391
Options	Gas	(1,392,000)	2006-2008	$27,324
Forward Physical Contracts	Gas	(12,632,000)	2006-2008	$(27,324)

(Trading)
Basis Swaps IFERC/NYMEX	Gas	4,657,500	2006-2007	$28,650
Swing Swaps IFERC	Gas	775,000	2006	$(425)
Forward Physical Contracts	Gas	(678,000)	2006	$(191)

Cash Flow Hedging Derivatives

(Non-Trading)
Fixed Swaps/Futures	Gas	(17,552,500)	2006-2007	$23,237
Fixed Index Swaps	Gas	1,090,000	2006	$2,092
Basis Swaps IFERC/NYMEX	Gas	(14,155,000)	2006-2007	$2,665

Credit Risk

We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty.

Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies (“LDCs”). This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on our policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Sensitivity analysis

The table below summarizes ETP’s commodity-related financial derivative instruments and fair values as of February 28, 2006. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives:
Fixed Swaps/Futures	(16,802,500)	$73,628	$17,675
Basis Swaps IFERC/NYMEX	(24,349,105)	$(7,373)	$1,522
Fixed Index Swaps	1,090,000	$2,092	$726
Options	(1,392,000)	$27,324	$7,340
Swing Swaps IFERC	(66,692,579)	$3,391	$167
Forward Physical Contracts	(12,632,000)	$(27,324)	$7,340

Trading Derivatives:
Basis Swaps IFERC/NYMEX	4,657,500	$28,650	$687
Fixed Index Swaps	775,000	$(425)	$36
Forward Physical Contracts	(678,900)	$(191)	$251

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our variable rate debt and, in particular, our revolving credit facilities. To the extent interest rates increase, the Partnership’s interest expense for the revolving debt will also increase. At February 28, 2006, we had $498.2 million of variable rate debt outstanding that is not hedged. A hypothetical change of 100 basis points in the underlying interest rate would have an effect of $5.0 million in increased interest expense on an annual basis.

Treasury locks with a notional amount of $200.0 million were outstanding as of February 28, 2006 and had a fair value of $4.8 million which was recorded as unrealized gains in OCI and a component of price risk management assets on the condensed consolidated balance sheet. A hypothetical change of 100 basis points on the underlying interest rates of the treasury locks outstanding at February 28, 2006 would have an effect of $15.5 million on the value of the locks. We expect to enter into additional treasury locks and similar financial instruments in the future.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

Subsequent to February 28, 2006 we entered into interest rate swaps with a notional amount of $300,000 to hedge interest expense on a portion of the amounts outstanding under the new parent company credit facility described above. The interest rate swaps expire in May 2016.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Financial Officer of its General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) as of February 28, 2006. The Partnership’s management, including the Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the Chief Financial Officer of ETE’s general partner, concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Partnership’s internal controls over financial reporting (as defined in Rule 13(a)–15 or Rule 15d–15(f) of the Exchange Act) since ETE became a public company in February 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting . As a result of becoming a public company during February 2006, the report regarding the effectiveness of its “internal control over financial reporting” that is required under the Securities and Exchange Act’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 is not applicable to the Partnership in 2006.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	333-128097	3.6	Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) 2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	333-128097	3.11	Second Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

3.12	333-128097	3.12	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

10.1	1-11727 (Sch. 13D/A) (6/24/05)	99.F	Credit and Guaranty Agreement dated as of June 16, 2005 among Energy Transfer Company, L.P., the guarantors named therein, various lenders, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Citicorp North America, Inc., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, and Goldman Sachs Credit Partners L.P., Citigroup Markets Inc. and Lehman Brothers Inc., as lead arrangers and lead bookrunners.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.3	333-04018	10.3	Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (Sch. 14A) (5/18/04)	Annex A	Energy Transfer Partners 2004 Unit Plan.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) ((8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.6	1-11727 (8-K) (8/23/00)	10.17	Contribution Agreement dated June 15, 2000, among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P.

10.6.1	1-11727 (8-K) (8/23/00)	10.17.1	Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement.

10.7	1-11727 (8-K) (8/23/00)	10.18	Subscription Agreement dated June 15, 2000, between Heritage Propane Partners, L.P. and individual investors.

10.7.1	1-11727 (8-K) (8/23/00)	10.18.1	Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement.

10.7.2	1-11727 (10-K) (8/31/01)	10.18.2	Amendment Agreement dated January 5, 2001 to the June 15, 2000 Subscription Agreement.

10.7.3	1-11727 (10-Q) (11/30/01)	10.18.3	Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.9	1-11727 (10-Q) (2/28/02)	10.26	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P.

10.10	1-11727 (10-Q) (2/28/02)	10.27	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P.

10.11	1-11727 (8-K) (1/6/03)	10.28	Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002, among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.12	1-11727 (10-K) (8/31/03)	10.30	Acquisition Agreement dated November 6, 2003, among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C. and LaGrange Energy, L.P.

10.13	1-11727 (10-K) (8/31/03)	10.31	Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.13.1	1-11727 (10-Q) (11/30/03)	10.31.1	Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.14	1-11727 (10-K) (8/31/03)	10.32	Stock Purchase Agreement dated November 6, 2003, among the owners of Heritage Holdings, Inc. and Heritage Propane Partners, L.P.

10.15	1-11727 (8-K) (6/14/04)	10.35	Purchase and Sale Agreement dated April 25, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.15.1	1-11727 (8-K) (6/14/04)	10.35.1	First Amendment to Purchase and Sale Agreement and Closing Agreement dated June 1, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.16	1-11727 (10-Q) (5/31/04)	10.36	Third Amended and Restated Credit Agreement dated March 31, 2004, among Heritage Operating L.P. and the Banks.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.17	1-11727 (8-K) (1/19/05)	10.1	Credit Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.17.1	1-11727 (10-Q) (2/28/05)	10.40.1	First Amendment to Credit Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.18	1-11727 (8-K) (1/19/05)	10.2	Guaranty dated January 18, 2005, by the Subsidiary Guarantors in favor of Wachovia Bank, National Association, as the administrative agent for the lenders.

10.18.1	1-11727 (10-Q) (2/28/05)	10.41.1	Guaranty Supplement dated February 24, 2005.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21	1-11727 (8-K/A) (3/17/05)	10.3	Loan Agreement dated as of January 26, 2005, between LaGrange Acquisition, L.P., as Borrower, and LaGrange Energy, L.P., as Lender.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.27	1-11727 (8-K) (12/16/05)	10.1	Credit Agreement dated December 12, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse, Deutsche Bank AG and UBS Loan Finance LLC, as senior managing agents, Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents, and other lenders party thereto.

10.28	1-11727 (8-K) (12/16/05)	10.2	Guaranty, effective as of December 13, 2005, by the subsidiary guarantors thereto in favor of Wachovia Bank, National Association, as administrative agent for the Lenders.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.30	333-128097	10.30	Shared Services Agreement dated as of August 26, 2005, among Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C.,
its General Partner

Date: April 14, 2006	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)