Form 10-Q
period 2006-05-31
Energy Transfer Equity, L.P.
filed 2006-07-14
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number 001-32740

ENERGY TRANSFER EQUITY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(state or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Woodside Street

Dallas, Texas 75204

(Address of principal executive offices and zip code)

(214) 981-0700

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒

At July 14, 2006, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P.	124,360,520	Common Units
	2,521,570	Class B Units

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	May 31, 2006	August 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,805	$33,459
Marketable securities	4,510	3,452
Accounts receivable, net of allowance for doubtful accounts	494,459	847,028
Accounts receivable from related parties	2,284	2,295
Deposits paid to vendors	85,177	65,034
Inventories	456,518	302,893
Price risk management assets	80,238	138,961
Prepaid expenses and other assets	56,626	72,056

Total current assets	1,206,617	1,465,178

PROPERTY, PLANT AND EQUIPMENT, net	3,341,855	2,887,750
LONG-TERM PRICE RISK MANAGEMENT ASSETS	5,143	41,687
INVESTMENT IN AFFILIATES	36,985	37,353
GOODWILL	355,003	353,608
INTANGIBLES AND OTHER ASSETS, net	124,564	131,544

Total assets	$5,070,167	$4,917,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	May 31, 2006	August 31, 2005
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Working capital facility	$—	$17,026
Accounts payable	513,189	818,810
Accounts payable to related parties	97	410
Customer deposits	13,374	88,038
Price risk management liabilities	33,388	104,772
Accrued and other current liabilities	181,919	170,157
Accrued distribution payable	32,589	—
Accrued distribution payable of subsidiary	61,382	—
Accrued interest	29,040	15,581
Income taxes payable	1,221	2,063
Deferred income taxes	4,061	—
Current maturities of long-term debt	39,737	39,376

Total current liabilities	909,997	1,256,233

LONG-TERM DEBT, less current maturities	2,173,666	2,275,965
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	363	30,517
LONG-TERM AFFILIATED PAYABLE	—	2,005
NON-CURRENT DEFERRED INCOME TAXES	210,501	215,118
OTHER NON-CURRENT LIABILITIES	9,740	13,284
MINORITY INTERESTS	1,466,998	1,212,135

COMMITMENTS AND CONTINGENCIES (Note 16)

Total liabilities	4,771,265	5,005,257

PARTNERS’ CAPITAL (DEFICIT):
General partner’s capital	152	772
Common Unitholders (134,003,277 and 0 units authorized, issued and outstanding at May 31, 2006 and August 31, 2005, respectively)	225,953	—
Class B Unitholders (2,521,570 and 0 units authorized, issued and outstanding at May 31, 2006 and August 31, 2005, respectively)	53,133	—
Limited partners’ deficit (0 and 116,503,277 limited partner units issued and outstanding at May 31, 2006 and August 31, 2005, respectively)	—	(62,216)
Accumulated other comprehensive income (loss)	19,664	(26,693)

Total partners’ capital (deficit)	298,902	(88,137)

Total liabilities and partners’ capital (deficit)	$5,070,167	$4,917,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit and unit data)

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
REVENUES:
Midstream and transportation and storage	$1,211,549	$1,849,518	$5,503,385	$3,673,730
Propane and other	208,786	182,231	783,386	662,061

Total revenues	1,420,335	2,031,749	6,286,771	4,335,791

COSTS AND EXPENSES:
Cost of products sold, midstream and transportation and storage	1,020,692	1,708,917	4,765,113	3,359,391
Cost of products sold, propane and other	126,675	108,081	481,712	396,687
Operating expenses	102,969	90,372	305,336	224,122
Depreciation and amortization	31,205	28,429	93,242	76,874
Selling, general and administrative	23,417	20,524	134,412	43,813

Total costs and expenses	1,304,958	1,956,323	5,779,815	4,100,887

OPERATING INCOME	115,377	75,426	506,956	234,904

OTHER INCOME (EXPENSE):
Interest expense	(11,786)	(26,229)	(90,025)	(66,350)
Equity in losses of affiliates	(150)	(307)	(318)	(161)
Gain (loss) on disposal of assets	22	(138)	556	(665)
Gain (loss) on extinguishment of debt	—	1,446	(5,060)	(6,550)
Interest income and other, net	8,911	11,090	12,407	11,474

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	112,374	61,288	424,516	172,652

Income tax expense	1,264	2,458	26,240	5,168

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	111,110	58,830	398,276	167,484

Minority interests	(67,839)	(34,386)	(290,969)	(91,439)

INCOME FROM CONTINUING OPERATIONS	43,271	24,444	107,307	76,045

DISCONTINUED OPERATIONS:
Income from discontinued operations	—	930	—	5,498
Gain on sale of discontinued operations, net of tax expense	—	104,562	—	104,562
Minority interest in income from discontinued operations	—	(50,118)	—	(53,060)

Total income from discontinued operations	—	55,374	—	57,000

NET INCOME	43,271	79,818	107,307	133,045

GENERAL PARTNER'S INTEREST IN NET INCOME	219	781	611	1,121

LIMITED PARTNERS' INTEREST IN NET INCOME	$43,052	$79,037	$106,696	$131,924

BASIC NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$0.32	$0.23	$0.86	$0.71
Limited Partners’ income from discontinued operations	—	0.52	—	0.54

NET INCOME PER LIMITED PARTNER UNIT	$0.32	$0.75	$0.86	$1.25

BASIC AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING	136,524,847	105,640,451	124,790,594	105,640,451

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$0.31	$0.18	$0.84	$0.57
Limited Partners’ income from discontinued operations	—	0.42	—	0.43

NET INCOME PER LIMITED PARTNER UNIT	$0.31	$0.60	$0.84	$1.00

DILUTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING	136,524,847	132,072,452	124,790,594	132,072,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005
Net income	$43,271	$79,818	$107,307	$133,045

Other comprehensive income before tax:
Reclassification adjustment for (gains) losses on derivative instruments included in net income accounted for as hedges, before tax benefit of $34 and $315 for the three and nine months ended May 31, 2006, respectively	(2,855)	(1,890)	(45,286)	8,845
Change in value of derivative instruments accounted for as hedges, before tax expense of $232 and $1,331 for the three and nine months ended May 31, 2006, respectively	25,358	7,736	191,100	10,114
Change in value of available-for-sale securities, before tax expense of $6 and $7 for the three and nine months ended May 31, 2006, respectively	935	(1,032)	1,059	194
Income tax expense related to items of other comprehensive income	(204)	—	(1,023)	—
Minority interests	(15,396)	(3,700)	(99,493)	(13,203)

Comprehensive income	$51,109	$80,932	$153,664	$138,995

Reconciliation of Accumulated Other Comprehensive Income:

Balance, beginning of period	$11,826	$4,847	$(26,693)	$11
Current period reclassification to earnings	(2,821)	(1,890)	(44,971)	8,845
Current period change	26,055	6,704	190,821	10,308
Minority interests	(15,396)	(3,700)	(99,493)	(13,203)

Balance, end of period	$19,664	$5,961	$19,664	$5,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

For the Nine Months Ended May 31, 2006

(in thousands, except unit data)

(unaudited)

(See Notes 1 and 19)

	Number of Units			General Partner	Limited Partners	Common Unitholders	Class B Unitholders	Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners	Common	Class B
Balance, August 31, 2005	116,503,277	—	—	$772	$(62,216)	$—	$—	$(26,693)	$(88,137)

Conversion to Common Units at Initial Public Offering (IPO)	(116,503,277)	116,503,277	—	—	—	—	—	—	—
Units issued in IPO, net of issuance costs	—	24,150,000	2,521,570	—	—	474,048	—	—	474,048
Distribution of interest in consolidated subsidiary	—	—	—	(27)	39,606	(44,034)	—	—	(4,455)
Redemption	—	(6,650,000)	—	(824)	—	(130,796)	—	—	(131,620)
Distributions	—	—	—	(380)	(34,010)	(68,415)	(745)	—	(103,550)
Purchase premium on ETP shares	—	—	—	—	—	(54,001)	—	—	(54,001)
Compensation expense on issuance of Class B Units	—	—	—	—	—	—	52,953	—	52,953
Net Income	—	—	—	611	56,620	49,151	925	—	107,307
Net change in accumulated other comprehensive income per accompanying statement	—	—	—	—	—	—	—	46,357	46,357

Balance, May 31, 2006	—	134,003,277	2,521,570	$152	$—	$225,953	$53,133	$19,664	$298,902

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended May 31,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$369,054	$216,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(35,949)	(1,117,864)
Working capital settlement on prior year acquisitions	19,653	—
Capital expenditures	(510,572)	(118,577)
Proceeds from the sale of subsidiary units	—	2,631
Proceeds from the sale of discontinued operations	—	191,606
Proceeds from the sale of assets	4,551	3,610
Cash invested in subsidiaries	—	(51)

Net cash used in investing activities	(522,317)	(1,038,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,010,907	2,271,393
Principal payments on debt	(2,132,400)	(1,783,701)
Debt issue costs	(3,365)	(12,842)
Equity offering	474,048	—
Redemption of Common Units	(131,620)	—
Cash distributions to unitholders	(70,961)	(63,013)
Equity offering of subsidiary Common Units	—	349,749
Retirement of employee incentive units	—	(1,045)

Net cash provided by financing activities	146,609	760,541

DECREASE IN CASH AND CASH EQUIVALENTS	(6,654)	(61,245)

CASH AND CASH EQUIVALENTS, beginning of period	33,459	82,852

CASH AND CASH EQUIVALENTS, end of period	$26,805	$21,607

NON-CASH FINANCING ACTIVITIES:

Issuance of subsidiary common units in connection with certain acquistions	$4,000	$2,500

Distribution of ETP common units to redeem limited partner interests	$—	$19,287

Notes payable incurred on non-compete agreements	$2,361	$1,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

(unaudited)

The accompanying unaudited condensed consolidated financial statements include the accounts of Energy Transfer Equity, L.P. (the “Partnership” or “ETE”) and ETE’s controlled subsidiaries: Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and ETE’s wholly-owned subsidiary, Energy Transfer Partners, L.L.C., the general partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating L.P. (“HOLP” and together with ETC OLP, the “Operating Partnerships”) and Heritage Holdings, Inc. (“HHI”). The accompanying financial statements are presented for the three and nine months ended May 31, 2006 and 2005. The comparability of these financial statements is affected by the acquisition of the Houston Pipeline System included in the results of operations beginning January 26, 2005, and various transactions which occurred in conjunction with ETE’s initial public offering (“IPO”), as discussed in the following notes to the condensed consolidated financial statements.

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

The accompanying Partnership condensed consolidated balance sheet as of August 31, 2005, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations and maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership and subsidiaries as of May 31, 2006, and the results of operations for the three and nine-month periods ended May 31, 2006 and 2005, and cash flows for the nine months ended May 31, 2006 and 2005. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ETE and subsidiaries for the fiscal year ended August 31, 2005 presented in the Partnership’s prospectus contained in the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 23, 2006.

Certain prior period amounts have been reclassified to conform to the classification presentation in the 2006 condensed consolidated financial statements. These reclassifications have no impact on net income or total partners’ capital.

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

The Partnership’s principal sources of cash flow are its investments in the limited and general partner ownership interests in ETP. The Partnership’s primary cash requirements are for general and administrative expenses, debt service and distributions to its partners. The Partnership-only assets and liabilities of ETE are not available to satisfy the debts and other obligations of ETP and its consolidated subsidiaries. In order to fully understand the financial condition of the Partnership on a stand-alone basis, see Note 24 for financial information of ETE apart from that of the condensed consolidated partnership information included within this Item 1.

2. DISCONTINUED OPERATIONS:

In April 2005, the Partnership sold its assets in Oklahoma, referred to as the Elk City System, for $191,606 in cash. A gain of $104,562, net of income taxes was recorded in the Partnership’s condensed consolidated statement of operations for the three and nine months ended May 31, 2005. Accordingly, the Elk City System was accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for all periods presented in the condensed consolidated statements of operations, as follows:

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Revenues	$21,347	$105,542
Cost and expenses	(20,417)	(100,044)

Income from discontinued operations	$930	$5,498

3. USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any difference between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three and nine months ended May 31, 2006 represent the actual results in all material respects.

Some of the other more significant estimates made by management include, but are not limited to, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets and deferred taxes. Actual results could differ from those estimates.

4. ACCOUNTS RECEIVABLE:

ETC OLP’s midstream and transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other forms of security (corporate guaranty or prepayment). Management reviews midstream and transportation and storage accounts receivable balances each week. Credit limits are assigned and monitored for all counterparties of the midstream and transportation and storage operations. Management believes that the occurrence of bad debts in the midstream and transportation and storage segments is not significant; therefore, an allowance for doubtful accounts for the midstream and transportation and storage segments was not deemed necessary at May 31, 2006 or August 31, 2005. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. There was no bad debt expense recognized for the three and nine months ended May 31, 2006 or 2005 in the midstream and transportation and storage segments.

ETC OLP enters into netting arrangements with counterparties to mitigate credit risk. Transactions are confirmed with the counterparty, and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the condensed consolidated balance sheets.

HOLP grants credit to its customers for the purchase of propane and propane-related products. Included in accounts receivable are trade accounts receivable arising from HOLP’s retail and wholesale propane operations. Accounts receivable for retail and wholesale propane operations are recorded as amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts for the retail and wholesale propane segments is based on management’s assessment of the realizability of customer accounts. Management considers the overall creditworthiness of the Partnership’s customers, historical trends in collectability, and any specific disputes in determining the amount of allowance for doubtful accounts. For the three months ended May 31, 2006 and 2005 bad debt expense, net of recoveries, was $683 and $564, respectively. Bad debt expense, net of recoveries, of $1,232 and $2,466 was recognized for the nine months ended May 31, 2006 and 2005, respectively.

Accounts receivable consisted of the following:

	May 31, 2006	August 31, 2005

Accounts receivable - midstream and transportation and storage	$423,782	$782,090
Accounts receivable - propane	74,594	69,014
Less – allowance for doubtful accounts	(3,917)	(4,076)

Total, net	$494,459	$847,028

5. INVENTORIES:

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

	May 31, 2006	August 31, 2005

Natural gas, propane and other NGLs	$442,573	$288,657
Appliances, parts and fittings and other	13,945	14,236

Total inventories	$456,518	$302,893

6. CUSTOMER DEPOSITS:

The August 31, 2005 balance of customer deposits of $88,038 included $51,400 related to a prepayment made by a customer for natural gas that was physically delivered during the first quarter of fiscal year 2006. Other customer deposits as of August 31, 2005 have either been returned or applied against amounts owed to the Partnership during the nine months ended May 31, 2006.

7. MINORITY INTERESTS:

The following table summarizes the changes in minority interest liability from August 31, 2005 to May 31, 2006.

Balance, August 31, 2005	$1,212,135
Minority interest in net income of subsidiaries	290,969
Distributions and other	(186,763)
Compensation under employee unit awards by subsidiary	5,375
Premium on ETE’s purchase of ETP units	54,001
Change in other comprehensive income allocable to minority interests	99,493
Acquisition of the remaining 2% of HPL (see Note 14)	(16,667)
Subsidiary units issued in connection with certain acquisitions	4,000
Distribution of interest in consolidated subsidiary (see Note 1)	4,455

Balance, May 31, 2006	$1,466,998

8. CASH FLOW FROM OPERATING ACTIVITIES:

Cash flow provided by operating activities in the condensed consolidated statements of cash flows is comprised of the following principal components:

	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005

Net income	$107,307	$133,045
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	96,326	79,856
Gain on disposal of assets – discontinued operations, pre-tax	—	(106,437)
Loss (gain) on the sale of assets	(556)	665
Non-cash compensation on unit grants	58,328	1,206
Undistributed minority interests	165,589	62,063
Other non-cash items	4,872	2,715
Changes in assets and liabilities:
Accounts receivable	350,482	(112,519)
Inventories	(153,172)	(76,089)
Deposits to vendors	(20,142)	(43,419)
Price risk management assets and liabilities, net	139,520	24,766
Accounts payable	(299,658)	224,046
(Utilization) collection of customer deposits	(74,710)	12,782
Income taxes	(842)	(1,177)
Other	(4,290)	15,356

Net cash provided by operating activities	$369,054	$216,859

9. ISSUANCES OF SUBSIDIARY UNITS:

The Partnership accounts for the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value arising from issuance of units by ETP as capital transactions rather than electing the income recognition as permitted by SEC Staff Accounting Bulletin No. 51 (see Note 19). If ETP issues units at a price less than the Partnership’s carrying value per unit, the Partnership assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Partnership did not recognize any impairment related to the issuance of ETP Units during the three and nine month periods ended May 31, 2006 and 2005.

10. CONTRIBUTIONS TO SUBSIDIARY:

The Partnership indirectly owns the entire 2% general partner interest in ETP through its ownership interest in ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions, in order to maintain its 2% general partner interest in ETP. These contributions are generally paid by offsetting the required contributions against the funds the Partnership receives from distributions from ETP on the general partner and limited partner interests in ETP the Partnership owns. ETP GP was required to contribute $82 and $3,673 for the three months ended May 31, 2006 and 2005, respectively, and $2,784 and $7,194 for the nine months ended May 31, 2006 and 2005, respectively.

11. INCOME PER LIMITED PARTNER UNIT:

Basic net income per Limited Partner unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of Limited Partner interests outstanding. Diluted net income per Limited Partner unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of Limited Partner interests outstanding and the number of unvested ETE Incentive Units granted. For the diluted earnings per share computation, income allocable to the Limited Partners is reduced, where applicable, for the decrease in earnings from ETE’s Limited Partner unit ownership in ETP that would have resulted assuming the incremental units related to ETP’s unit-based compensation plans had been issued during the respective periods. Such units have been determined based on the treasury stock method. For the nine month period ended May 31, 2005, such effect would have been anti-dilutive. The basic and diluted average Limited Partner units outstanding for the three and nine months ended May 31, 2005 have been restated to reflect the 54.41% unit conversion factor to an equivalent number of Common Units effected in February 2006 as a result of ETE’s IPO (see Note 19). A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$43,052	$79,037	$106,696	$131,924

Weighted average limited partner units	136,524,847	105,640,451	124,790,594	105,640,451

Limited Partners’ income per unit from continuing operations	$0.32	$0.23	$0.86	$0.71
Limited Partners’ income per unit from discontinued operations	—	0.52	—	0.54

Basic net income per limited partner unit:	$0.32	$0.75	$0.86	$1.25

Diluted Net Income per Limited Partner Unit
Limited Partners’ interest in net income	$43,052	$79,037	$106,696	$131,924
Dilutive effect of subsidiary Unit grants	(611)	(126)	(1,310)	—

Diluted net income available to Limited Partners	$42,441	$78,911	$105,386	$131,924

Weighted average Limited Partner units	136,524,847	105,640,451	124,790,594	105,640,451
Dilutive effect of Incentive Units	—	26,432,001	—	26,432,001

Weighted average Limited Partner units, assuming dilutive effect of Employee Incentive Units	136,524,847	132,072,452	124,790,594	132,072,452

Limited Partners' income per unit from continuing operations	$0.31	$0.18	$0.84	$0.57
Limited Partners' income per unit from discontinued operations	—	0.42	—	0.43

Diluted net income per limited partner unit	$0.31	$0.60	$0.84	$1.00

12. ETE INCENTIVE INTERESTS:

ETE Employee Incentive Interests

ETE’s partnership agreement provided for certain incentive interests for certain employees. The employee incentive interests consisted of 12,145,749 Employee Incentive Units granted to certain employees in the formation of ETE (the “Employee Incentive Units”).

As a result of the Energy Transfer Transactions in January 2004, all Employee Incentive Units vested giving effective rights as a limited partner in ETE to the holders of the Employee Incentive Units who ceased to be employees of ETE and became employees of ETP and its subsidiaries. In May 2005, ETE exchanged 631,320 ETP common units held by ETE and $1,046 in cash for the redemption of 4,858,300 limited partner interests in ETE, which were retired. The fair value of the cash and the ETP common units transferred in the redemption was determined to be no more than the fair value of the respective interests in ETE. A gain of $11,166 was recorded for the fair value of the ETP common units in excess of their related carrying value in connection with the redemption through other income in the condensed consolidated statement of operations.

Other Incentive Interests

ETE’s partnership agreement provided for 72,874,494 Incentive Units (the “ETE Incentive Units”), consisting of: 24,291,498 "Tier I Units;" 12,145,749 "Tier II Units;" 12,145,749 "Tier III Units;" and 24,291,498 "Tier IV Units" to be granted to ETC Holdings, LP (“ETC Holdings”), one of ETE's limited partners if certain "Tier" payouts were achieved. As a result of the Energy Transfer Transactions in January 2004, a total of 24,291,498 ETE Incentive Units held by ETC Holdings vested and were converted to limited partner interests in the Partnership. In June 2005, the remaining “Tier” payout conditions as defined in the Partnership Agreement were achieved, and the “Tier II Units”, “Tier III Units” and the “Tier IV Units” also vested and were converted to limited partner interests in the Partnership. The fair value of the ETE Incentive Units was measured on the grant date in accordance with SFAS 123. Management determined that the estimated fair value of the ETE Incentive Units on the grant date was insignificant because ETE’s assets and operations at the time of inception did not appear to be sufficient to provide the payouts required with respect to each Tier. Accordingly, no expense was recorded in the Partnership’s condensed consolidated financial statements as of May 31, 2005, or at the time of conversion to limited partner interests in the Partnership for the vesting of the ETE Units.

13. UNIT BASED COMPENSATION PLANS:

ETE Long-Term Incentive Plan

Upon completion of ETE’s IPO in February 2006, 2,521,570 Class B Units were issued to FEM Group, L.P., a partnership owned by members of management. These Class B Units were not subject to vesting. Each Class B unit represents a limited partner interest in ETE, is convertible into a common unit and is otherwise comparable to a common unit. The number and value of Class B Units issued were based on an independent appraisal. Consequently, as this represents an employee stock grant, compensation expense of $52,953 was recorded as selling, general and administrative expense at the time of the issuance of the Class B Units, and is reflected in Partnership’s condensed consolidated income statements for the nine months ended May 31, 2006.

In addition, the Compensation Committee of the board of directors of the Partnership’s general partner may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units, excluding the Class B Units discussed above. As of May 31, 2006, other than the Class B Units discussed above, no awards were outstanding under the ETE Long-Term Incentive plan.

ETP Unit-Based Compensation Plans

On September 1, 2005, ETP adopted the modified prospective provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Stock-based Compensation (“SFAS 123R”) for ETP’s unit-based compensation plans. As provided in SFAS 123R, the Partnership values the unit awards based on the per unit grant-date market value reduced by the present value of the distributions expected to be paid on the units during the requisite service period. The present value is computed based on the risk-free interest rate, the expected life of the unit grants and the expected unit distributions. ETP assumed a weighted average risk-free interest rate of 4.32% for the three and nine months ended May 31, 2006, in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. For the awards outstanding during the three and nine months ended May 31, 2006, the weighted average grant-date fair value was $24.20 per unit and the grant-date annual average cash distributions were estimated to be $2.16 per unit. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. ETP recognized compensation expense of $5,375 for the nine months ended May 31, 2006, related to unit based compensation plans of ETP. Unit based compensation expense for the three months ended May 31, 2006 was not significant. For the three and nine months ended May 31, 2005, ETP recognized compensation expense of $402 and $1,206 respectively. The adoption of SFAS 123R did not have a material effect on the Partnership’s income from continuing operations.

Employee Grants. The Compensation Committee of ETP, at its discretion, may from time to time grant awards to any employee, upon such terms and conditions as it may determine appropriate and in accordance with specific general guidelines as defined by the ETP 2004 Unit Plan (the “Plan”). On December 20, 2005, the Compensation Committee modified the terms of the grants awarded during fiscal year 2005, by issuing 88,183 Common Units for the grants which vested September 1, 2005, 800 grants were forfeited and 168,200 additional awards were awarded. Management has determined that the change due to the modification of the grants awarded in fiscal 2005 in accordance with SFAS 123R was immaterial. As of May 31, 2006, 356,350 awards to employees were outstanding under the 2004 Unit Plan, and 2,867 have been forfeited. These awards vest at a rate of one-third per year for three years based upon the achievement of certain performance criteria. The issuance of ETP Common Units pursuant to the 2004 Unit Plan is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.

Director Grants. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Each Director Participant who is in office on September 1st shall automatically receive an award of Units equal to $15 divided by the fair market value of ETP Common Units on such date (“Annual Director’s Grant”). On September 1, 2005, 3,000 Director Grants vested, and ETP Common Units were issued under the predecessor plan. On December 20, 2005, an additional 3,014 units were vested, and 730 units were forfeited under the 2004 Unit Plan and predecessor plan. As of May 31, 2006, Initial Director’s Grants and annual Director’s Grants totaling 23,210 units were outstanding under the 2004 Unit Plan and the predecessor plan. Subsequent to May 31, 2006, 1,333 Common Units were issued on Director Grants that had vested.

Long-Term Incentive Grants. The Compensation Committee of ETP may, from time to time, grant awards under the Plan to any executive officer or any employee it may designate as a participant in accordance with general guidelines under the Plan. As of May 31, 2006, there have been no Long-Term Incentive Grants made under the Plan.

14. ACQUISITIONS:

In January 2005, the Partnership acquired the controlling interests in HPL Consolidation LP (“HPL”) from American Electric Power Corporation (“AEP”) for approximately $825,000 subject to working capital adjustments. In addition, the Partnership acquired working inventory of natural gas stored in the Bammel storage facilities and financed the purchase through a short-term borrowing from an affiliate, which was repaid in full in April 2005. Under the terms of the transaction, the Partnership, through ETC OLP, its wholly-owned subsidiary, acquired all but a 2% limited partner interest in HPL. On November 10, 2005, the Partnership acquired the remaining 2% limited partnership interests in HPL for $16,560 in cash. The purchase price was allocated to property, plant and equipment and the minority interest liability associated with the 2% limited partner interests was eliminated. As a result, HPL became a wholly-owned subsidiary of ETC OLP. The Partnership also reached a settlement agreement with AEP in November 2005 related to certain inventory and working capital matters associated with the acquisition. The terms of the agreement were not material in relation to the Partnership’s financial position or results of operations.

The Partnership obtained the final independent valuation and made the final allocations of the purchase price to the acquired assets during the second quarter of fiscal year 2006. The final adjustments resulted in a reduction of $45,820 to the amount allocated to pad gas and an increase of an equal amount to acquired depreciable assets. The final adjustments did not have a material impact on the Partnership’s financial position or consolidated statements of operations.

The unaudited pro forma consolidated results of operations for the nine months ended May 31, 2005 are presented as if the acquisition HPL had occurred at the beginning of the period presented. The pro forma consolidated net income and earnings per unit include the income from discontinued operations as presented on the condensed consolidated income statement for the nine months ended May 31, 2005. The results do not necessarily reflect the results that would have been obtained if the acquisition had actually occurred on the dates indicated or results that may be expected in the future.

Nine Months Ended May 31, 2005
Revenues	$6,001,908
Net income	$160,132
Basic earnings per Limited Partner Unit	$1.50
Diluted earnings per Limited Partner Unit	$1.20

15. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

ETE Senior Secured Term Loan

On June 16, 2005, the Partnership entered into a $600,000 senior secured term loan agreement with Goldman Sachs Credit Partners, L.P (“Goldman Term Loan”), with borrowings totaling $600,000. In February 2006, ETE used approximately $175,500 of the net proceeds from the IPO and $420,000 from the new credit facility described herein to repay the entire outstanding indebtedness under the Goldman Term Loan and retired the Goldman Term Loan in its entirety. The loans bore interest at an initial rate of LIBOR plus 3% subject to adjustment based upon a ratio of total debt to operating income. The loans were secured by the Partnership’s ETP Common Units and general partner interest in ETP. The Partnership expensed $5,060 of deferred financing costs as loss on extinguishment of debt during the nine months ended May 31, 2006, in connection with the repayment of the Goldman Term Loan.

New ETE Credit Facility

Concurrent with the IPO in February 2006, the Partnership entered into a $500,000 five year revolving credit facility (the “New ETE Credit Facility”) with a bank group having Wachovia Bank, National Association as Administrative Agent which replaced the Goldman Term Loan. The New ETE Credit Facility also offers a Swingline loan option with a maximum borrowing of $10,000 and a daily rate based on the London market. The loans under the New ETE Credit Facility are secured by a lien on ETE’s assets, including the capital stock and assets of ETP LLC and ETP GP and the Partnership’s and its subsidiaries’ ownership of 36,413,840 ETP Common Units (including Class F Units). The maximum commitment fee payable on the unused portion of the facility is 0.5%. Loans under the revolving credit facility bear interest at the Partnership’s option at either (a) a base rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. The applicable margins are a function of the Partnership’s leverage ratio. The weighted average interest rate was 6.41% for the amount outstanding as of May 31, 2006. The outstanding amount borrowed under the New ETE Credit Facility as of May 31, 2006 was $380,150, which includes $150 outstanding under the Swingline option. The total amount available under the New ETE Credit Facility as of May 31, 2006 was $119,850. The financial covenants contained in the revolving credit facility include a leverage ratio test, a consolidated leverage ratio test, a consolidated interest coverage ratio test and a value-to-loan ratio. The New ETE Credit Facility also contains an accordion feature which will allow the Partnership, subject to bank syndication’s approval, to expand the facilities capacity by an additional $100,000.

ETP Senior Notes

On November 23, 2005, ETP filed a registered exchange offer to exchange newly issued 5.65% Senior Notes due 2012 (the “2012 Notes”) which were registered under the Securities Act of 1933 (the “New Notes”), for a like amount of outstanding 5.65% Senior Notes due 2012, which have not been registered under the Securities Act (the “Old Notes”). On February 23, 2006 the Partnership commenced the exchange offer which closed on March 31, 2006. All $400,000 of the unregistered 2012 Notes were tendered pursuant to the exchange offer and were replaced with a like amount of registered notes. The sole purpose of the exchange offer was to fulfill the obligations of ETP under the registration rights agreement entered into in connection with the sale by ETP of the Old Notes on July 29, 2005. The New Notes issued pursuant to the exchange offer have substantially identical terms to the Old Notes. The New Notes initially are fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP.

On December 13, 2005, ETP entered into the ETP Revolving Credit Facility, a $900,000 five-year revolving credit facility available through December 10, 2010 which replaced its previous revolving credit facility. The ETP Revolving Credit Facility includes an accordion feature of $100,000. On May 16, 2006 ETP exercised the accordion feature which increased the revolver capacity to $1,000,000. Amounts borrowed under the ETP Revolving Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP

Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $50,000 at a daily rate based on LIBOR. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The amount outstanding was $350,000 as of May 31, 2006. As of May 31, 2006, the Swingline option had $30,646 outstanding, and there were outstanding letters of credit of $15,355 under the ETP Revolving Credit Facility. The weighted average interest rate on the total amount outstanding at May 31, 2006 was 5.42%. The total amount available under the ETP Revolving Credit Agreement as of May 31, 2006, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $603,999. The ETP Revolving Credit Facility was amended on June 29, 2006 to increase the facility to $1,300,000 (the “Amended and Restated Revolving Credit Facility”), which is expandable to $1,500,000 and extend the maturity date to June 29, 2011. Under this amendment, the Swingline loan option was increased to a maximum borrowing of $75,000. The maximum commitment fee payable on the unused portion of the Amended and Restated Credit Facility is 0.175%. The Amended and Restated ETP Revolving Credit Facility is fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP and Titan Energy Partners, L.P. and its wholly-owned subsidiaries. The ETP Revolving Credit Facility is unsecured and has equal rights to holders of the Partnership’s other current and future unsecured debt.

On May 31, 2006, ETP entered into a $250,000 Revolving Credit Facility, which matures on December 1, 2006. Amounts borrowed under this facility will bear interest at a rate based on either a Eurodollar rate or a base rate. There were no amounts outstanding on this facility as of May 31, 2006. The proceeds are intended to be used for working capital purposes. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The $250,000 Revolving Credit Facility is fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP. The $250,000 Revolving Credit Facility is unsecured and has equal rights to holders of the Partnership’s other current and future unsecured debt. On July 3, 2006, ETP reduced its borrowing capacity on the Revolving Credit Facility to $200,000. All terms and maturity date as mentioned above remain unchanged.

A $75,000 HOLP Senior Revolving Working Capital Facility is available to HOLP through December 31, 2006. Amounts borrowed under this Working Capital Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The maximum commitment fee payable on the unused portion of the facility is 0.50%. HOLP must reduce the principal amount of working capital borrowings to $10,000 for a period of not less than 30 consecutive days at least one time during each fiscal year, which it complied with during the third quarter ended May 31, 2006. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Senior Revolving Working Capital Facility. As of May 31, 2006, the HOLP Senior Revolving Working Capital Facility did not have a balance outstanding. There were outstanding Letters of Credit for the HOLP Senior Revolving Working Capital Facility of $6,052 at May 31, 2006. Effective September 1, 2005, HOLP entered into the Second Amendment to the Third Amended and Restated Credit Agreement. The amendment states that in no event shall the Letter of Credit Exposure exceed $15,000 at any time. All of the remaining terms, provisions and conditions of the existing Credit Agreement continue in full force and effect as within the March 31, 2004 Third Amended and Restated Credit Amendment. Letter of Credit exposure plus the Working Capital Loan cannot exceed the $75,000 maximum Working Capital Facility.

Prior to May 31, 2006, HOLP also maintained a $75,000 Senior Revolving Acquisition Facility for acquisitions of propane-related businesses. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate based on either a Eurodollar rate or a prime rate. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secured the Senior Revolving Acquisition Facility. During the second quarter of fiscal year 2006, HOLP paid in full the outstanding indebtedness under this facility and cancelled this facility.

16. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Commitments

The Partnership has forward commodity contracts which will be settled by physical delivery. Short-term contracts, which expire in less than one year, require delivery of up to 822,337 MMBtu/d. Long-term contracts require delivery of up to 75,430 MMBtu/d and extend through July 2018.

In connection with the Partnership’s acquisition of the ET Fuel System in June 2004, it entered into an eight year transportation agreement with TXU Portfolio Management Company, LP (TXU Shipper) to transport a minimum of 115,600 MMBtu per year. As of May 31, 2005 and 2006, respectively, the Partnership was entitled to receive additional fees for the difference between actual volumes transported by TXU Shipper on the ET Fuel System and the minimum amount as stated above during the twelve-month periods ended May 31, 2005 and 2006. As a result, the Partnership recognized an additional $13,413 and $14,716 in fees during the three months ended May 31, 2006 and 2005, respectively. TXU Shipper elected to reduce the minimum transport volume to 100,000 MMBtu per year beginning in January 2006. This change will not have a material impact to the Partnership’s results of operations.

The Partnership, in the normal course of business, purchases, processes, and sells natural gas pursuant to long-term contracts and enters into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. The Partnership believes that such terms are commercially reasonable and will not have a material adverse effect on the Partnership’s financial position or results of operations. The Partnership has also entered into several propane purchase and supply commitments which are typically one-year agreements with varying terms as to quantities, prices, and expiration dates. The Partnership also has a long-term purchase contract for 100 million gallons of propane per year that contains a two-year cancellation provision.

Contingencies

ETP’s pipelines are intrastate and not generally subject to federal regulation. However, its subsidiaries make deliveries and sales to points or other parties, including other interstate pipelines, designated for interstate delivery. As part of an inquiry into the natural gas market disruptions during the hurricanes of late 2005, ETP has provided information to an industry regulator concerning transactions by its subsidiaries during its fiscal 2006 first quarter. At this time, ETP is unable to predict the outcome of this inquiry, or determine the amount of liability, if any, in connection therewith; however, ETP believes, after due inquiry, that its transactions complied in all material respects with applicable rules and regulations.

Litigation

The Partnership’s Operating Partnerships may, from time to time, be involved in litigation and claims arising out of their respective operations in the normal course of business. Propane is a flammable, combustible gas. Serious personal injury and significant property damage can arise in connection with its storage, transportation or use. In the ordinary course of business, HOLP is sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage. The Partnership maintains liability insurance with insurers in amounts and with coverages and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect the Partnership and its Operating Partnerships from material expenses related to product liability, personal injury or property damage in the future. Although any litigation is inherently uncertain, based on past experience, the information currently available and the availability of insurance coverage, the Partnership does not believe that pending or threatened litigation matters will have a material adverse effect on its financial condition or results of operations.

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

Of the pending or threatened matters in which ETP or its subsidiaries are a party, none have arisen outside the ordinary course of business except for an action filed by HOLP on November 30, 1999 against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P. (the “SCANA litigation”). HOLP received favorable final judgment with respect to the SCANA litigation on all four claims made on October 21, 2004 and received $7,700 in net settlement proceeds on June 1, 2006. This amount has been recorded in other current assets and other income in the Partnership’s consolidated financial statements. The settlement of $7,700 was net of $3,300 of attorney fees and ETP also retained $498 for litigation expenses previously incurred. The remaining $7,202 was allocated $3,603 to the Common and Class F Limited Partner Units and $3,599 as a special one-time distribution to the holder of the Partnership’s Class C Units for that amount normally allocated to the Partnership’s General Partner. On June 20, 2006, ETP declared a special distribution related to the proceeds received in the SCANA litigation of $0.0325 per Limited Partner Unit payable on July 14, 2006 to holders of record of ETP’s Common and Class F Units as of the close of business June 30, 2006. The distribution also includes a payment to the holder of ETP’s Class C Units for that amount normally allocated to ETP’s General Partner (see Note 20).

The Partnership or its subsidiaries is a party to various legal proceedings and/or regulatory proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against ETP. In the opinion of management, all such matters, including the matter described above under the heading “contingencies”, are either covered by insurance, are without merit or involve amounts which, if resolved unfavorably, may have a significant effect on results of operations for any single period, however, the Partnership believes that such matters will not have a material adverse effect on its financial position. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management’s estimate of the likely exposure. For matters that are covered by insurance, The Partnership accrues the related deductible. As of May 31, 2006 and August 31, 2005, an accrual of $2,105 and $1,120, respectively, was recorded as accrued and other current liabilities on the Partnership’s condensed consolidated balance sheet.

Environmental

The Partnership' operations are subject to extensive federal, state and local environmental laws and regulations that require expenditures for remediation at operating facilities and waste disposal sites. Although The Partnership believes its operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline and processing business, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. However, some risk of environmental or other damage is inherent in the natural gas pipeline and processing business, as it is with other entities engaged in similar businesses.

Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Partnership’s liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on the results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position. As of May 31, 2006 and August 31, 2005, an accrual on an undiscounted basis of $1,742 and $2,036, respectively, was recorded in the Partnership’s condensed consolidated balance sheets, as accrued and other current liabilities and other non-current liabilities, to cover environmental liabilities including certain matters assumed in connection with the HPL acquisition. A receivable of $388 and $404 was recorded on the Partnership’s condensed consolidated balance sheets as of May 31, 2006 and August 31, 2005, respectively, to account for a predecessor’s share of certain environmental liabilities.

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

The Partnership has established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability or anticipated transaction. At inception of a hedge, the Partnership formally documents the relationship between the hedging instrument and the hedged item, the risk management objectives, the methods used for assessing and testing effectiveness, and how any ineffectiveness will be measured and recorded. The Partnership also assesses, both at the inception of the hedge and on a quarterly basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows. Furthermore, management meets on a weekly basis to assess the creditworthiness of the derivative counterparties to manage against the risk of default. If the Partnership determines that a derivative is no longer highly effective as a hedge, it discontinues hedge accounting prospectively by including changes in the fair value of the derivative in current earnings.

The market prices used to value the Partnership’s financial derivative transactions have been determined using readily available market information, broker quotes and appropriate valuation techniques.

Non-trading Activities

ETP utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to limit its exposure to margin fluctuations in natural gas and NGL prices. These contracts consist primarily of futures and swaps and are recorded at fair value on the condensed consolidated balance sheet. If ETP designates a financial derivative instrument as a cash flow hedge, and if it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in market value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period in which the hedged transactions occurs. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting, the change in market value is recorded as cost of products sold in the condensed consolidated statement of operations. ETP reclassified into earnings gains of $2,789 and $44,463 for the three and nine months ended May 31, 2006, respectively, and gains of $1,534 and losses of $9,198 for the three and nine months ended May 31, 2005, respectively, related to commodity financial instruments that were previously reported in OCI.

In the course of normal operations, ETP routinely enters into contracts such as forward physical contracts for the purchase and sale of natural gas, propane, and other NGLs that qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. In connection with the HPL acquisition, ETP acquired certain physical forward contracts that contain embedded options. These contracts have not been designated as normal purchases and sales contracts, and therefore, are marked to market in addition to the financial options that offset them. The Black Scholes valuation model was used to estimate the value of these embedded options.

Trading Activities

ETP has a risk management policy that governs its marketing and trading operations. These activities are monitored independently by ETP’s risk management function and must take place within predefined limits and authorizations. Certain strategies are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis contracts and gas daily contracts. The Partnership accounts for its trading activities under the provisions of EITF Issue No. 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”), which requires revenue and costs related to energy trading contracts to be presented on a net basis in the income statement. The derivative contracts that are entered into for trading purposes, subject to limits, are recognized on the condensed consolidated balance sheet at fair value. Changes in the fair value of these derivative instruments are recognized in midstream and transportation and storage revenue in the condensed consolidated statement of operations. Gains associated with trading activities for the three and nine months ended May 31, 2006 were $6,323 and $56,160, respectively, including unrealized losses of $1,064 and $20,181, respectively. There were no trading activities during the three and nine months ended May 31, 2005.

The following table details ETP’s outstanding commodity-related derivatives as of May 31, 2006 and August 31, 2005:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
May 31, 2006:

Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(568,860)	2006-2009	$(6,944)
Swing Swaps IFERC	Gas	(60,255,375)	2006-2008	$(3,009)
Fixed Swaps/Futures	Gas	(2,200,000)	2006-2007	$8,444
Options	Gas	(1,230,000)	2006-2008	$22,799
Forward Physical Contracts	Gas	(10,010,000)	2006-2008	$(22,799)
(Trading)
Basis Swaps IFERC/NYMEX	Gas	6,715,000	2006-2008	$26,154
Fixed Swaps/Futures	Gas	(7,500,000)	2006	$1,068
Forward Physical Contracts	Gas	(770,000)	2006	$(252)

Cash Flow Hedging Derivatives
(Non-Trading)
Fixed Price Swaps	Gas	(48,940,000)	2006-2007	$57,139
Basis Swaps IFERC/NYMEX	Gas	(44,922,500)	2006-2007	$(12,771)

August 31, 2005:

Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(34,196,114)	2005-2007	$646
Swing Swaps IFERC	Gas	(25,636,504)	2005-2006	$(6,400)
Fixed Swaps/Futures	Gas	(1,960,000)	2005-2006	$(7,423)
Options	Gas	(1,776,000)	2005-2008	$78,941
Forward Physical Contracts	Gas	(21,340,000)	2005-2008	$(78,941)
(Trading)
Basis Swaps IFERC/NYMEX	Gas	(55,772,500)	2005-2007	$49,833
Swing Swaps IFERC	Gas	(42,204,999)	2005-2008	$(3,686)
Fixed Swaps/Futures	Gas	(150,000)	2005	$559
Forward Physical Contracts	Gas	—	2005	$441

Cash Flow Hedging Derivatives
Fixed Swaps/Futures	Gas	(41,827,500)	2005-2007	$(141,142)
Fixed Index Swaps	Gas	5,910,000	2005-2006	$36,455
Basis Swaps IFERC/NYMEX	Gas	(6,877,500)	2005-2006	$3,361

ETP expects gains of $46,306 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change. The majority of ETP’s derivatives are expected to settle within the next two years.

Estimates related to ETP’s gas marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets, and actual results could differ from these estimates. ETP also attempts to maintain balanced positions in its non-trading activities to protect itself from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, will provide the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, will be offset with financial contracts to balance ETP’s positions. To the extent open commodity positions exist in the Partnership’s trading and non-trading activities, fluctuating commodity prices can impact ETP’s financial results and financial position, either favorably or unfavorably.

During the second quarter of fiscal year 2006, the Partnership discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in the Partnership’s Bammel storage facilities. The discontinuation resulted from management’s determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable of occurring by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during February 2006 through March 2006. One of the key criteria to achieve hedge accounting under SFAS 133 is that the forecasted transaction be probable of occurring as originally set forth in the hedge documentation. As a result, during the nine months ended May 31, 2006, the Partnership recognized previously deferred unrealized gains related to February 2006 and March 2006 of $84,680 from the discontinued application of hedge accounting. The Partnership classified the $84,680 as a reduction to costs of products sold in its condensed consolidated statements of operations.

Interest Rate Risk

The Partnership is exposed to market risk for changes in interest rates related to the bank credit facilities of ETE and ETP. ETE and ETP manage a portion of their interest rate exposures by utilizing interest rate swaps and similar arrangements which allows the Partnership to effectively convert a portion of variable rate debt into fixed rate debt.

ETP had treasury locks with a notional amount of $200,000, on which ETP applies hedge accounting under SFAS 133, outstanding as of May 31, 2006 with a fair value of $13,034 which was recorded as unrealized gains in OCI and a component of price risk management assets in the condensed consolidated balance sheet. The outstanding treasury locks expire in June 2006 and were entered into in anticipation of a bond offering to occur by the end of the originally specified time period or within an additional two-month period of time thereafter. Nominal gains and losses were reclassified into earnings previously reported in OCI during the nine months ended May 31, 2006 and the three and nine months ended May 31, 2005 related to treasury locks. Gains of $823 were reclassified into earnings previously reported in OCI during the nine months ended May 31, 2006. Subsequent to May 31, 2006, the treasury locks settled for a gain of $14,237.

ETP entered into treasury locks and interest rate swaps with a notional amount of $300,000 during the three months ended May 31, 2006. The Partnership elected not to apply hedge accounting to these financial instruments. Accordingly, changes in the fair value are accounted for in interest expense on the consolidated statements of operations. The fair value of $9,379 as of May 31, 2006 related to these treasury locks was recorded as a component of price risk management assets in the condensed consolidated balance sheet and expire in September 2006.

During the three months ended May 31, 2006, ETE entered into ten year interest rate swaps with a notional amount of $300,000. ETE has elected not to apply hedge accounting to these swaps. Accordingly, changes in the fair value are accounted for as interest expense on the consolidated statements of operations. The fair value of $8,037 as of May 31, 2006 related to these swaps was recorded as a component of price risk management assets in the consolidated balance sheet.

Gains and Losses on Derivatives

The following represents gains (losses) on derivative activity for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Commodity-related
Unrealized gains (losses) recognized in revenues and cost of products sold related to commodity- related derivative activity, excluding ineffectiveness	$(46,317)	$(5,832)	$(8,508)	$5,815
Ineffective portion of derivatives qualifying for hedge accounting	$1,430	$(645)	$18,753	$(15,547)
Realized gains included in revenues and cost of products sold	$57,600	$5,194	$158,055	$36,854
Interest rate swaps
Unrealized gains (losses) on interest rate swap included in interest expense, excluding ineffectiveness	$17,341	$(3,870)	$17,190	$(3,009)
Ineffective portion of derivatives qualifying for hedge accounting	$75	$—	$846	$—
Realized gains (losses) on interest rate swap included in interest expense	$(8)	$4,189	$127	$(3,825)

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

The Partnership paid distributions of $9,003 to the Limited and General Partners during the three months ended November 30, 2005. On January 13, 2006, the Partnership paid a distribution of $0.10 per unit, or $25,222 to the Limited and General Partners. On April 19, 2006, the Partnership paid a cash distribution of $0.20 per unit, for the fiscal quarter ended February 28, 2006. The distribution was prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Partnership units, which was February 3, 2006, to the end of the quarter on February 28, 2006. The resulting amount of this prorated distribution for the 26-day period is $0.0578 per unit.

On May 9, 2006 the Partnership declared a quarterly distribution of $0.2375 per unit, or $0.95 per unit annually, payable on the Partnership’s outstanding limited partner units for the quarter ending May 31, 2006. The quarterly distribution will be paid on July 19, 2006 to holders of record as of the close of business on June 30, 2006. As of May 31, 2006, a total of $32,589 for the July distribution payment was recorded as an accrued liability on the Partnership’s condensed consolidated balance sheet, as accounting principles generally accepted in the United States of America require the recording of a liability at the time a distribution is declared.

The total amount of distributions declared relating to the nine months ended May 31, 2006 on Limited Partner (pre-IPO owners), Common Units, the Class B Units, and the general partner interests totaled $34,010, $68,415, $745 and $380, respectively. All such distributions were made from Available Cash.

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

On February 8, 2006 ETE completed its IPO of 24,150,000 Common Units at a price of $21.00 per unit. In connection with this IPO, the Partnership’s limited partner units were converted to Common Units based on a conversion ratio of 54.41%. As a result, the limited partner units of all prior periods have been restated to reflect the equivalent units on a post conversion basis. The conversion ratio was determined in deriving the Common Units outstanding held by the existing limited partners at the time of the IPO, which was based on a 3.33% yield on an estimated $96,100 of distributable cash flow expected by ETE. Proceeds, net of the underwriters’ discount and equity issue costs, were $474,048. A portion of the net proceeds of the IPO was used to redeem 6,650,000 Common Units from the then existing limited partners. The remaining net proceeds from the offering were used to repay $175,500 of the outstanding indebtedness plus accrued interest of the Partnership and to fund the purchase of 1,069,850 ETP Common Units and 2,570,150 ETP Class F Units for $132,387 ($36.37 per ETP Unit) and for general partnership purposes.

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

Sale of Common Units by Subsidiary

On June 30, 2004, ETP completed the sale of 9,000,000 Common Units at a public offering price of $19.60 per unit. On July 2, 2004 ETP issued 1,350,000 Common Units to the Underwriters upon their exercise of their over-allotment option at the offering price of $19.60 per unit (unit and per unit prices have been adjusted to reflect ETP’s two-for-one split of its Common Units effected on January 27, 2005). Net proceeds from the Common Units offering and the exercise of the over-allotment option were $193,799 and were used to repay a portion of the outstanding indebtedness incurred to fund the ET Fuel System acquisition and for general partnership purposes. The Partnership recorded the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value as a capital transaction in the amount of $2,742 based on the Partnership’s ownership in ETP being diluted from 40.33% to 35.65% during the nine months ended May 31, 2005. The capital transaction is reflected in the Partnership’s balance sheet as an increase in limited partners’ capital in accordance with the guidance in SAB 51. No deferred taxes were recorded, and the transaction had no effect on the Partnership’s income.

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

20. ETP’S QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH:

On October 14, 2005, ETP paid a quarterly distribution of $0.50 per ETP unit, or $2.00 per unit annually, to the Unitholders of record at the close of business on September 30, 2005. On January 13, 2006, ETP paid a quarterly distribution of $0.55 per common unit, or $2.20 per unit annually to ETP Unitholders of record at the close of business on January 4, 2006. On April 14, 2006, ETP paid a quarterly distribution for the second quarter ended February 28, 2006 of $0.5875 per Limited Partner Unit, or $2.35 per unit annually, an increase of $0.15 per Limited Partner Unit on an annualized basis. On May 8, 2006, ETP declared a distribution of $0.6375 per limited partner unit. The distribution is payable on July 14, 2006 to Unitholders of record at the close of business on June 30, 2006. On June 20, 2006, the Partnership announced that the Board of Directors of ETP’s general partner declared a special distribution of $0.325 per unit related to the proceeds received in connection with the SCANA litigation settlement. This distribution will be paid on July 14, 2006 to the holders of record of ETP’s Common and Class F Units as of the close of business on June 30, 2006, for the third quarter ended May 31, 2006. The special distribution also includes a payment to the holder of ETP’s Class C Units for that amount normally allocated to ETP’s general partner which will be $3,599.

In addition to these quarterly distributions, the General Partner of ETP, ETP GP, received quarterly distributions for its general partner interest in ETP, and incentive distributions to the extent the quarterly distribution exceeded $0.275 per unit. The total amount of distributions declared relating to the nine months ended May 31, 2006 on ETP Common Units, ETP Class F Units, ETP Class E Units, ETP general partner interests and ETP Incentive Distribution Rights totaled $191,274, $3,148, $9,363, $5,562, and $68,781, respectively. All such distributions were made from Available Cash from Operating Surplus.

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

The Partnership is generally not subject to income tax. It is, however, subject to a statutory requirement that its non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of its total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of the Partnership’s non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the periods ended May 31, 2006 and 2005, the Partnership’s non-qualifying income was not expected to exceed the statutory limit.

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

The reconciliation between the statutory and effective income tax rate based on the total tax provision (continuing and discontinued operations) is summarized as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income tax rate net of federal benefit	2.9%	3.5%	3.1%	3.5%
Earnings not subject to tax at the Partnership level	(36.8)%	(37.0)%	(31.9)%	(36.7)%

Effective tax rate	1.1%	1.5%	6.2%	1.8%

Income tax expense related to continuing operations consists of the following current and deferred amounts:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Current income tax expense (benefit):
Federal	$1,616	$(454)	$26,006	$1,680
State	(1,084)	268	1,774	610
Deferred income tax expense (benefit):
Federal	864	2,193	(1,195)	2,123
State	(132)	451	(345)	755

Total	$1,264	$2,458	$26,240	$5,168

On May 18, 2006, the Governor of Texas signed into law House Bill 3 (HB-3) which modifies the existing franchise tax law. The modified franchise tax will be computed by subtracting either costs of goods sold or compensation expense, as defined in HB-3, from gross revenue to arrive at a gross margin. The resulting gross margin will be taxed at a one percent tax rate. HB-3 has also expanded the definition of tax paying entities to include limited partnerships such as ours. HB-3 becomes effective for activities occurring on or after January 1, 2007. Based on management’s initial analysis, the Partnership does not believe HB-3 will have a significant adverse impact on its results of operations, financial position or operating cash flows.

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

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner. Based on ETP’s current quarterly distribution of $0.6375 per unit and the number of its Common Units outstanding at May 31, 2006, the Partnership would be entitled to receive a quarterly cash distribution of $39,298 (or $157,192 on an annualized basis), which consists of $2,076 from the indirect ownership of the 2% general partner interest in ETP, $14,008 from the indirect ownership of 50% of the incentive distribution rights in ETP and $23,214 from the common and Class F Units of ETP that the Partnership currently owns.

The remaining 50% of the incentive distribution rights in ETP are held by ETI through its ownership interests in ETP GP. ETE’s general partner, which is owned by Ray C. Davis, Kelcy L. Warren and Natural Gas Partners VI, L.P., also indirectly owns 100% of the general partner of ETI.

ETE’s general partner will receive a $500 per year management fee for the management of the Partnership’s operations and activities. Under the terms of the shared services agreement, the Partnership will also pay ETP an annual administrative fee of $500 for the provision of various general and administrative services for ETE’s benefit. The administrative fee may increase in the second and third years by the greater of 5% or the percentage increase in the consumer price index and may also increase if ETE makes an acquisition that requires an increase in the level of general and administrative services that the Partnership receives from its general partner or its affiliates. Fees paid under this agreement during the three months ended May 31, 2006 were nominal.

ETC OLP’s natural gas midstream and transportation and storage operations secure compression services from various suppliers including Energy Transfer Technologies, Ltd. Energy Transfer Group, LLC is the general partner of Energy Transfer Technologies, Ltd. These entities are collectively referred to as the “ETG Entities”. ETP’s Co-Chief Executive Officers have an indirect ownership in the ETG Entities. In addition, two of the General Partner’s directors serve on the Board of Directors of the ETG Entities. The terms of each arrangement to provide compression services are, in the opinion of independent directors, no less favorable than those available from other providers of compression services. For the nine months ended May 31, 2006 and 2005, payments totaling $5,901 and $898, respectively, were made to the ETG Entities for compression services provided to and utilized in the Partnership’s natural gas midstream and transportation and storage operations.

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

The Partnership’s retail and wholesale propane segments sell products and services to retail and wholesale customers. Intersegment sales by the Canadian wholesale operations to the retail propane operations are priced in accordance with the partnership agreement of MP Energy Partnership. The Partnership manages its propane segments separately as each segment involves different distribution, sale, and marketing strategies.

The Partnership evaluates the performance of its operating segments based on operating income exclusive of certain general Partnership selling, general, and administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense.

The following table presents the unaudited financial information by segment for the following periods:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Volumes:
Midstream
Natural gas MMBtu/d	1,216,424	1,499,978	1,423,410	1,376,179
NGLs Bbls/d	10,902	13,711	10,224	13,914

Transportation and storage
Natural gas MMBtu/d – transported	4,797,307	3,487,769	4,500,308	3,214,842
Natural gas MMBtu/d – sold	1,303,033	1,546,728	1,572,223	1,660,567

Propane gallons sold (in thousands)
Retail	91,514	94,025	346,010	346,156
Wholesale	19,299	15,690	67,143	59,707

Total gallons	110,813	109,715	413,153	405,863

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Midstream	$789,966	$1,244,809	$3,544,821	$2,676,611
Eliminations	(497,807)	(413,251)	(2,016,600)	(463,184)
Transportation and storage	919,390	1,017,960	3,975,164	1,460,303
Retail propane and other propane related	185,272	164,166	699,450	599,241
Wholesale propane	21,461	15,761	78,361	57,980
Other	2,053	2,304	5,575	4,840

Total	$1,420,335	$2,031,749	$6,286,771	$4,335,791

Cost of Sales:
Midstream	$745,162	$1,222,608	$3,342,588	$2,592,209
Eliminations	(497,807)	(413,251)	(2,016,600)	(463,184)
Transportation and storage	773,337	899,560	3,439,125	1,230,366
Retail propane and other propane related	106,153	92,878	408,467	341,129
Wholesale propane	19,959	14,704	71,671	54,331
Other	563	499	1,574	1,227

Total	$1,147,367	$1,816,998	$5,246,825	$3,756,078

Operating Expenses:
Midstream	$8,089	$5,540	$22,431	$15,006
Transportation and storage	43,445	38,115	131,694	70,941
Retail propane and other propane related	48,957	44,615	145,043	132,816
Wholesale propane	1,265	816	2,868	2,361
Other	1,213	1,286	3,300	2,998

Total	$102,969	$90,372	$305,336	$224,122

Depreciation and Amortization:
Midstream	$5,031	$4,396	$14,569	$12,573
Transportation and storage	12,405	10,918	37,339	24,347
Retail propane and other propane related	13,491	12,850	40,445	39,135
Wholesale propane	173	170	579	534
Other	105	95	310	285

Total	$31,205	$28,429	$93,242	$76,874

Operating Income:
Midstream	$26,240	$10,089	$145,132	$49,133
Transportation and storage	79,788	60,131	333,080	117,490
Retail propane and other propane related	13,007	11,182	93,742	77,814
Wholesale propane	(442)	(310)	1,765	(502)
Other	172	424	391	330
Selling general and administrative expenses not allocated to segments	(3,388)	(6,090)	(67,154)	(9,361)

Total	$115,377	$75,426	$506,956	$234,904

Other items not allocated by segment:
Interest expense	$(11,786)	$(26,229)	$(90,025)	$(66,350)
Equity in earnings (losses) of affiliates	(150)	(307)	(318)	(161)
Gain (loss) on disposal of assets	22	(138)	556	(665)
Gain (loss) on extinguishment of debt	—	1,446	(5,060)	(6,550)
Interest income and other, net	8,911	11,090	12,407	11,474
Minority interests	(67,839)	(34,386)	(290,969)	(91,439)
Income tax expense	(1,264)	(2,458)	(26,240)	(5,168)

	$(72,106)	$(50,982)	$(399,649)	$(158,859)

Income from Continuing Operations	$43,271	$24,444	$107,307	$76,045

	Nine Months Ended May 31,
	2006	2005
Additions to Property, Plant and Equipment Including Acquisitions:
Midstream	$16,737	$76,302
Transportation and storage	475,165	900,654
Retail propane and other propane related	48,058	42,273
Wholesale propane	314	173
Other	3,981	1,313

Total	$544,255	$1,020,715

	May 31,	August 31,
	2006	2005
Total Assets:
Midstream	$769,142	$1,175,029
Transportation and storage	3,138,431	2,586,927
Retail propane and other propane related	1,010,908	1,016,313
Wholesale propane	23,041	34,755
Other	128,645	104,096

Total	$5,070,167	$4,917,120

24. SUPPLEMENTAL INFORMATION:

Following is the balance sheet of the Partnership which is included to provide additional information with respect to the Partnership’s financial position on a stand-alone basis:

	May 31,	August 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$8,527
Accounts receivable from related parties	1,483	889
Price risk management assets	8,037	—
Prepaid and other	506	747

Total current assets	10,161	10,163
INVESTMENT IN AFFILIATES	755,808	501,939
INTANGIBLES AND OTHER ASSETS, net	2,050	5,932

Total assets	$768,019	$518,034

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Working capital facility	—	—
Accounts payable	—	35
Accounts payable to affiliate	628	180
Accrued interest	1,661	5,931
Accrued and other current liabilities	32,677	25

Total current liabilities	34,966	6,171
LONG-TERM DEBT, net of current maturities	380,150	600,000

	415,116	606,171

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL (DEFICIT):
General Partner’s capital	152	772
Limited Partners’ capital (deficit)	333,087	(62,216)
Accumulated other comprehensive income (loss)	19,664	(26,693)

Total partners’ capital (deficit)	352,903	(88,137)

Total liabilities and partners’ capital (deficit)	$768,019	$518,034

25. SUBSEQUENT EVENTS:

In June 2006, the Partnership acquired all the propane operations of Titan Energy Partners LP and Titan Energy LLC (collectively “Titan”) for approximately $562,600, net of cash acquired, subject to working capital adjustments. This acquisition was initially financed by borrowings under the ETP Revolving Credit Facility. This acquisition was accounted for as a business combination using the purchase method of accounting in accordance with the provisions of SFAS 141, and the purchase price has been initially allocated based on the estimated fair value of the individual assets acquired and the liabilities assumed at the date of the acquisition. The preliminary allocation will be adjusted to reflect the final purchase price allocation which will be based on an independent appraisal.

On June 20, 2006 the Partnership agreed to purchase 9,642,757 of its Common Units from one of the Common Unitholders for an aggregate purchase price of approximately $238,000, subject to certain adjustments. The purchase is expected to close during July 2006, and will be initially funded with debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Energy Transfer Equity, L.P. is a Delaware limited partnership whose Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE”. ETE was formed in September 2002 and completed its IPO of 24,150,000 Common Units in February 2006.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P. (“ETP GP”), the General Partner of ETP, and ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

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

Overview

Parent Company – Energy Transfer Equity, L.P.

Currently, the Parent Company has no separate operating activities apart from those conducted by the Operating Partnerships. The principal sources of cash flow for the Parent Company are distributions it receives from its direct and indirect investments in limited and general partner interests of ETP. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service and distributions to its partners. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP or the Operating Partnerships.

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

Midstream segment

Our midstream segment focuses on the transportation, gathering, compression, treating, processing and marketing of natural gas. Our operations are currently concentrated in the Austin Chalk trend of southeast Texas, the Permian Basin of west Texas, the Barnett Shale in north Texas and the Bossier Sands in east Texas. We also conduct marketing operations through our producer services business.

Results from the midstream segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipeline and gathering systems and the level of natural gas and NGL prices. We generate our midstream gross margins under fee-based or other arrangements. Under fee-based arrangements, we receive a fee for natural gas gathering, compressing, treating or processing services. The revenue we earn from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices.

We also utilize other types of arrangements in the midstream segment, including (i) discount-to-index price arrangements which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which we gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based upon gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. The contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

We conduct marketing operations through our producer services business, in which we market the natural gas that flows through our assets, which we refer to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, which we refer to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

We have a risk management policy that provides for our marketing and trading operations to execute limited strategies. These activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Certain strategies are considered trading activities for accounting purposes and are accounted for in net revenues on the condensed consolidated statement of operations. Our trading activities include purchasing and selling natural gas and the use of financial instruments, including basis contracts and gas daily contracts.

Transportation and storage segment

Our transportation and storage segment focuses on the transportation of natural gas through the following pipeline systems:

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

Results from our transportation and storage segment are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through our transportation pipelines. Under transportation contracts, we charge customers (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay us even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, and (iii) a fuel retention fee based on a percentage of gas transported on the pipeline, or a combination of the three, generally payable monthly. We also generate revenue from fees charged for storing customers’ working natural gas in our storage facilities, primarily on the ET Fuel system and, to a lesser extent, at HPL.

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

We engage in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time utilizing the Bammel storage reservoir on the HPL System. The Bammel storage reservoir is one of the largest storage facilities in North America with a total working gas capacity of approximately 64 Bcf. The reservoir has a peak withdrawal rate of 1.3 Bcf/d and also has considerable flexibility during injection periods in that the HPL System has engineered an injection well configuration to provide for a 0.6 Bcf/d peak injection rate. Therefore, we purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide for a gross profit margin. Since the acquisition of HPL, we have continually managed our positions to enhance the future profitability of our storage position. We may, from time to time, change our scheduled injection and withdrawal plans based on market conditions and adjust the level of working natural gas stored in the Bammel reservoir. We expect margins from the HPL System to be higher during the periods from November to March of each year and lower during the period from April through October of each year due to the increased demand for natural gas during colder weather. However, we cannot be assured that our expectations will be fully realized in the future and in what time period, due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

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

Retail and wholesale propane segments

Our propane related segments are operated by HOLP and its subsidiaries who are engaged in the sale, distribution and marketing of propane and other related products through its retail, domestic wholesale and Canadian wholesale propane segments (the propane segments). HOLP derives its revenue primarily from the retail propane segment. We believe that, prior to the Titan acquisition discussed below, we were one of the five largest retail marketers of propane in the United States, based on retail gallons sold. We serve more than 700,000 propane customers from 321 customer service locations in 34 states.

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

Our propane distribution business is largely seasonal and dependent upon weather conditions in our service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of HOLP’s retail propane volume and substantially all of HOLP’s operating income are attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income in the propane segments during the period from October through March of each year, and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits for the propane segments are concentrated in the first and second fiscal quarters. However, cash flow from operations generally begins to increase during the second fiscal quarter with the greatest amounts collected during the third and fourth fiscal quarters when customers pay for propane purchased during the peak-heating season and enter into prebuy programs for the next heating season. Sales to industrial and agricultural customers are much less weather sensitive.

A substantial portion of our propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in our areas of operations, particularly during the six-month peak-heating season, to have a significant effect on the financial performance of our propane operations. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. We use information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts related to our future operations.

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

Current Developments

On May 4, 2006, we announced that the Board of Directors of ETP’s General Partner approved an expansion of our 42 inch pipeline construction project. The expansion consists of adding 157 miles of 36 inch pipeline and 92,700 horsepower of compression. This $360 million expansion will increase the throughput capabilities of the 42 inch project to a volume of 2.3 Bcf per day, and brings the total cost of this project to approximately $895 million. The new 36 inch pipeline begins in Limestone County and traverses in a southeasterly direction to interconnect with the 30 inch Texoma system in Hardin County Texas, northeast of Beaumont. Interconnects with several interstate pipelines are being contemplated. The pipeline will have capacity of up to 950 MMcf per day. It will increase the capacity of the Texoma system by over 600 MMcf per day, with additional capacity available for both intrastate and interstate markets. The project is expected to be completed by August 2007.

On June 1, 2006, we acquired all of the propane operations of Titan Energy Partners LP and Titan Energy GP LLC (collectively “Titan”). The Titan propane assets primarily consist of retail propane operations in 33 states. The operations are conducted from 146 district locations located in high growth areas of the U.S. The addition of the Titan assets will expand our retail propane operations into six additional states and several new operating territories in which we currently do not have operations. This expansion will further reduce the impact on the propane operations from weather patterns in any one area of the U.S., while continuing our focus on conducting our retail propane operations in attractive high-growth areas. Following this acquisition, we believe we are one of the three largest retail marketers of propane in the United States, serving more than one million customers from approximately 440 customer service locations in 40 states, extending from coast to coast and Alaska.

The acquisition was initially financed through borrowings under the ETP Revolving Credit Facility.

On July 7, 2006, ETP filed a preliminary proxy statement to announce a special meeting of its Common Unitholders. At the meeting, the unitholders will be asked to vote upon a proposal to approve a change to the terms of ETP’s Class F Units to provide that each Class F Unit is convertible into one of ETP’s Common Units and the issuance of additional ETP Common Units upon such conversion.

On June 20, 2006 the Parent Company agreed to purchase 9,642,757 of its Common Units from one of the Common Unitholders for an aggregate purchase price of approximately $238,000, subject to certain adjustments. The purchase is expected to close during July 2006, and will be initially funded with debt.

Analysis of Historical Results of Operations

We acquired the HPL System on January 26, 2005. The acquisition of HPL affects the comparability of the historical results of operations in our transportation and storage operating segment for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005, as the results of operations for the nine months ended May 31, 2005 only reflect the impact of this acquisition since January 2005. On November 10, 2005, we purchased the 2% limited partner interest in HPL that we did not already own from AEP for $16.6 million in cash. As a result, HPL became a wholly-owned subsidiary of ETC OLP. We also reached a settlement agreement with AEP related to the inventory and working capital matters associated with the HPL acquisition. The terms of the agreement were not material in relation to our financial position and results of operations.

Overall Increase in Results of Operations. We experienced a significant increase in our results of operations for the nine months ended May 31, 2006 when compared to the same period last year. The increase is principally attributable to the following:

•	Acquisitions. We have been successful in completing various strategic acquisitions during the last twelve to eighteen months by both of our operating partnerships, ETC OLP and HOLP. As discussed above, we completed the acquisition of the HPL System on January 26, 2005. We also acquired the Texas Chalk and Madison System in November 2004. These acquisitions have significantly increased our asset base and operations for the three and nine months ended May 31, 2006. In addition, HOLP has made a number of propane acquisitions during the periods presented;

•	Increased volumes and prices. In addition to the acquisitions, we have also experienced increased volumes in our existing operating segments as a result of various strategies we put in place. Commodity prices have also increased resulting in increased revenues and costs of sales. The average NYMEX settlement price for the natural gas deliveries was $9.77 per MMBtu for the nine months ended May 31, 2006, compared to $6.68 per MMBtu for the nine months ended May 31, 2005.

Comparative Results for the Three and Nine Months Ended May 31, 2006 and 2005

Volume. Volumetric information related to our operating segments is presented as follows:

Midstream

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Increase (Decrease)	May 31, 2006	May 31, 2005	Increase (Decrease)
Natural gas MMBtu/d	1,216,424	1,499,978	(283,554)	1,423,410	1,376,179	47,231
NGLs Bbls/d	10,902	13,711	(2,809)	10,224	13,194	(2,970)

•	Natural gas sales volumes decreased by 283,554 MMBtu/d for the three months ended May 31, 2006 compared to the same period in 2005. The decrease was principally attributable to lower volumes marketed by our producer services’ operations. Our sales volumes of NGLs vary due to our ability to by-pass our processing plants when conditions exist that make it less favorable to process and extract NGLs from our processing plants. The decrease in NGL sales volumes is principally due to a change in contract mix with one of our major producers in April 2005 in which we no longer process and sell NGLs on their behalf. We now charge a fee to the producer to process and sell its natural gas and NGLs. The net decrease was offset by an increase in NGL volumes during the three months ended May 31, 2006 as a result of favorable processing conditions.

•	For the nine months ended May 31, 2006, natural gas sales volumes increased by 47,231 MMBtu/d compared to the nine months ended May 31, 2005. The increase was principally attributable to the acquisition of the Texas Chalk and Madison Systems on November 1, 2004, as the Texas Chalk and Madison Systems essentially doubled the number of producing wells from 1,000 to 2,000, and increased marketing efforts by our producer services’ operations to market on and off-system natural gas. Our sales volumes of NGLs vary due to our ability to by-pass its processing plants when conditions exist that make it less favorable to process and extract NGLs from our processing plants. The decrease in NGL sales volumes is principally due to a change in contract mix with a major producer and the election to by-pass processing plants as a result of less favorable market conditions during the latter part of the nine months ended May 31, 2006 compared to the same period last year. The decrease was offset by an increase in NGL volumes during the nine months ended May 31, 2006 as a result of favorable processing conditions.

Transportation and Storage

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Increase (Decrease)	May 31, 2006	May 31, 2005	Increase (Decrease)
Natural gas MMBtu/d – transported	4,797,307	3,487,769	1,309,538	4,500,308	3,214,842	1,285,466
Natural gas MMBtu/d – sold	1,303,033	1,546,428	(243,695)	1,572,223	1,660,567	(88,344)

•	Transported natural gas volumes increased by 1,309,538 MMBtu/d between the three-month periods ended May 31, 2006 and 2005. The increase in transportation volumes is principally due to the increased volumes experienced in the Oasis Pipeline system, ET Fuel system and East Texas Pipeline system as a result of our efforts to secure firm commitments on our transportation assets and a higher price differential between the Waha and Katy market hubs during the periods presented. Natural gas sales volumes on the HPL System for the three months ended May 31, 2006 decreased 243,695 MMBtu/d compared to the three months ended May 31, 2005, principally due to warmer weather during the three month-period ended May 31, 2006 compared to the same period last year.

For the nine months ended May 31, 2006, transported natural gas volumes increased by 1,285,466 MMBtu/d. The increase in transportation volumes is principally due to the increased volumes experienced in the Oasis Pipeline system, ET Fuel system and East Texas Pipeline system as a result of our effort to secure firm commitments on our transportation assets and a higher price differential between the Waha and Katy market hubs during the periods presented. Natural gas sales volumes on the HPL System for the nine months ended

May 31, 2006 decreased 88,344 MMBtu/d compared to the nine months ended May 31, 2005, principally due to warmer weather during the nine-month period ended May 31, 2006 compared to the same period last year.

Propane

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Increase (Decrease)	May 31, 2006	May 31, 2005	Increase (Decrease)
Gallons sold
(in thousands)
Retail	91,514	94,025	(2,511)	346,010	346,156	(146)
Wholesale	19,299	15,690	3,609	67,143	59,707	7,436

•	Retail Propane. Of the 2.5 million decrease in retail propane gallons sold for the three months ended May 31, 2006, compared to the three months ended May 31, 2005, 5.4 million gallons were related to warm weather, offset by approximately 2.9 million gallons added through acquisitions. The weather in our areas of operations during the three months ended May 31, 2006 was 8.8% warmer than the three months ended May 31, 2005 and 9.9% warmer than normal.

Of the 0.1 million gallon decrease in retail propane gallons sold for the nine months ended May 31, 2006, compared to the nine months ended May 31, 2005, 14.5 million gallons related to warm weather and higher propane commodity prices, offset by approximately 14.4 million gallons added through acquisitions. The weather in our areas of operations during the nine months ended May 31, 2006 was 3.1% warmer than nine months ended May 31, 2005 and 10.4% warmer than normal.

•	Wholesale Propane. The increase of 3.6 million wholesale propane gallons between the three months ended May 31, 2006 and 2005 is due to an increase of 0.2 million domestic wholesale gallons sold as a result of several new customers in our eastern wholesale operations, and an increase of 3.4 million gallons in our Canadian wholesale operations which is related to increased marketing efforts in those operations.

For the nine months ended May 31, 2006, wholesale propane gallons increased by 7.4 million gallons compared to the same period in 2005. Of this increase, 3.4 million is due to an increase in gallons sold in our U.S. wholesale operations as a result of several new customers in our eastern wholesale operations, and an increase of 4.0 million gallons in our Canadian wholesale operations which is related to increased marketing efforts in our Canadian operations.

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

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
(unaudited)
Equity in earnings of affiliates	$41,828	$68,469	$(26,641)	$186,709	$118,724	$67,985
General and administrative expense	(188)	248	(436)	54,568	566	54,002
Interest expense	(1,893)	434	(2,327)	19,406	1,080	18,326
Loss on extinguishment of debt	—	—	—	5,060	—	5,060

The following is a discussion of the highlights of the Parent Company’s stand-alone results for the periods presented.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its Class A and Class B limited partner interests of ETP GP and its investment in ETP LLC. The changes in equity in earnings of affiliates for the three and nine months ended May 31, 2006 compared to the same three and nine-month periods in 2005 are directly related to the changes in the ETP segment income described below.

General and Administrative Expenses. The increase in general and administrative expenses of the Parent Company for the nine months ended May 31, 2006 compared to the same nine-month period in 2005 is primarily the compensation expense of $52.9 million recorded in connection with the issuance of Class B Units by the Parent Company in conjunction with its IPO.

Interest Expense. Parent Company interest expense decreased by $2.3 million for the three months ended May 31, 2006 compared to the three months ended May 31, 2005. The principal factor for the decrease is the effect of interest rate swaps entered into by the Parent Company during the three months ended May 31, 2006. During the three months ended May 31, 2006, interest expense of $6.1 million was offset by unrealized gains of $8.0 million which were included in interest expense

The Parent Company interest expense increased for the nine months ended May 31, 2006 compared to the same nine-month periods in 2005 because it had no significant debt prior to June 16, 2005 when it entered into a $600.0 million senior secured term loan agreement. In conjunction with its IPO, the Parent Company re-paid the $600.0 million senior secured term loan agreement and entered into a new revolving credit facility. Please read “Description of Indebtedness” under “Liquidity and Capital Resources” below for more information on the Parent Company’s indebtedness.

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

Consolidated Results

Since we own the General Partner of ETP, and its General Partner, our financial results reflect the consolidated financial results of ETP, ETP GP and ETP LLC. The following is a discussion of our consolidated results of operations:

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
(unaudited)
Consolidated Information:
Revenues	$1,420,335	$2,031,749	$(611,414)	$6,286,771	$4,335,791	$1,950,980
Cost of sales	1,147,367	1,816,998	(669,631)	5,246,825	3,756,078	1,490,747

Gross margin	272,968	214,751	58,217	1,039,946	579,713	460,233

Operating expenses	102,969	90,372	12,597	305,336	224,122	81,214
Selling, general and administrative	23,417	20,524	2,893	134,412	43,813	90,599
Depreciation and amortization	31,205	28,429	2,776	93,242	76,874	16,368

Consolidated operating income	115,377	75,426	39,951	506,956	234,904	272,052

Equity in losses of affiliates	(150)	(307)	157	(318)	(161)	(157)
Interest expense	(11,786)	(26,229)	(14,443)	(90,025)	(66,350)	23,675
Gain (loss) on disposal of assets	22	(138)	160	556	(665)	1,221
Gain (loss) on extinguishment of debt	—	1,446	(1,446)	(5,060)	(6,550)	1,490
Other, net	8,911	11,090	(2,179)	12,407	11,474	933
Minority interests	(67,839)	(34,386)	33,453	(290,969)	(91,439)	199,530
Income tax expense	(1,264)	(2,458)	(1,194)	(26,240)	(5,168)	21,072

Income from continuing operations	43,271	24,444	18,827	107,307	76,045	31,262
Income from discontinued operations, net of income tax expense and minority interest	—	55,374	(55,374)	—	57,000	(57,000)

Net income	$43,271	$79,818	$(36,547)	$107,307	$133,045	$(25,738)

See the detailed discussion of revenues, costs of sales, margin, operating expense, and other by operating segment below.

Interest Expense. Interest expense decreased by $14.4 million for the three months ended May 31, 2006 compared to the three months ended May 31, 2005. The principal factors for the decrease are the effects of interest rate swaps and to a lesser extent, the debt reduction at HOLP. During the three months ended May 31, 2006, unrealized gains of $17.3 million were included in interest expense as compared to unrealized losses of $3.9 million for the three months ended May 31, 2005.

For the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005, interest expense increased $23.7 million. The principal factors for this increase are a $26.7 million increase of borrowings on our $600.0 million senior secured term loan agreement, a net $14.5 million increase due to borrowings on the 2005 Senior Notes and the Revolving Credit Facility which we entered into January 2005 to refinance debt at ETC OLP and fund the HPL acquisition, offset principally by the effects of interest rate swaps as described above.

Loss on Extinguishment of Debt. As a result of refinancing ETE’s Goldman Term Loan during the nine months ended May 31, 2006, we expensed $5.1 million of debt issuance costs associated with the debt that was repaid with a combination of the proceeds of a $420.0 million loan under our new credit facility and $175.5 million in proceeds from the IPO. During the nine months ended May 31, 2005, we refinanced certain debt and expensed $6.5 million of debt issuance costs associated with the debt that was repaid with the proceeds from the issuance of $750 million of 5.95% senior notes. The expensed debt issuance costs were accounted for as loss on extinguishment of debt.

Income Tax Expense. As a partnership, we are not subject to income taxes. However, certain of our wholly-owned subsidiaries are corporations that are subject to income taxes. The decrease of $1.2 million in income taxes for the three-month period ended May 31, 2006 compared to 2005 is mainly attributable to decrease in the amount of income subject to state taxes in a subsidiary treated as a taxable corporation during this time period compared to the same period last year. The increase of $21.1 million in income taxes for the nine month period ended May 31, 2006, compared to the same period in 2005, is attributed principally to higher income in a subsidiary treated as a taxable corporation compared to the same period last year. The higher income was primarily due to gains on financial derivative activity recognized by this subsidiary. No similar gains were realized by such subsidiary in the prior period.

Minority Interest Expense from Continuing Operations. The increase in minority interest expense is attributable to the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents partnership interests in ETP that we do not own.

Income from Continuing Operations. The change in income from continuing operations for the three and nine month periods of 2006 compared to the three and nine month periods of 2005, is principally due to increases in our income from continuing operations related to acquisition-related income, increased volumes and margins on the transportation and storage assets and favorable price movement on derivative positions during the 2006 period. The increase is offset by the increase in the minority interest expense described above and an increase in non-cash compensation expense of $52.9 million related to the issuance of the Class B Units in conjunction with the Parent Company’s IPO.

Income from Discontinued Operations. On April 14, 2005, we completed the sale of our Oklahoma gathering, treating and processing assets, referred to as the Elk City System. The income from discontinued operations of $55.3 million for the three months ended May 31, 2005 was comprised of revenues from the Elk City System of $21.3 million, costs and expenses of $20.4 million, gain on the sale of $104.6 million and minority interest expense of $50.1 million.

For the nine months ended May 31, 2005, the income from discontinued operations of $55.0 million consisted of revenues of $105.5 million, costs and expenses of $100.0 million, gain on the sale of $104.6 million and minority interest expense of $53.1 million.

There were no discontinued operations for the three or nine months ended May 31, 2006.

Net Income. Net income decreased by $36.5 million between the comparable three month periods of May 31, 2006 and 2005 due to the gain that was recognized from the sale of the Elk City System during in April 2005. Net income decreased by $25.7 million between the comparable nine month periods of May 31, 2006 and 2005. Excluding the gain of $104.6 million recognized from the sale of the Elk City System during the nine months ended May 31, 2005, net income increased by $31.3 million during the comparable nine month periods. The increase is principally due to the effect of the HPL acquisition described above, together with the favorable price movements on financial derivative positions and increased volumes and margins on our midstream and transportation and storage assets.

THREE AND NINE MONTH OPERATING RESULTS BY SEGMENT

Midstream Segment

	Three Months Ended			Nine Month Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
Revenues	$789,966	$1,244,809	$(454,843)	$3,544,821	$2,676,611	$868,210
Cost of sales	745,162	1,222,608	477,446	3,342,588	2,592,209	750,379

Gross Margin	44,804	22,201	22,603	202,233	84,402	117,831

Operating expenses	8,089	5,540	2,549	22,431	15,006	7,425
Selling, general and administrative	5,444	2,176	3,268	20,101	7,690	12,411
Depreciation and amortization	5,031	4,396	635	14,569	12,573	1,996

Segment operating income	$26,240	$10,089	$16,151	$145,132	$49,133	$95,999

Gross Margin. Midstream’s gross margin increased $22.6 million for the three month period ended May 31, 2006 compared to the same period in 2005. Although midstream volumes and revenues, as noted above, were lower during the 2006 three-month period compared to the same three-month period in 2005, midstream margin increased as a result of higher fee-based revenues and increased processing margins as a result of favorable processing conditions during the three months ended May 31, 2006 compared to the same period last year. In addition, midstream marketing operations experienced improved margins on lower volumes due to favorable conditions in markets where our assets are located. The increase was also attributable to $6.3 million in net trading margin during the three months ended May 31, 2006. No margins associated with trading activities were recognized in the comparable 2005 period as we did not commence certain trading activities until the fourth quarter of fiscal year 2005.

For the nine months ended May 31, 2006, midstream’s gross margin increased by $117.8 million. The increase was principally due to favorable price movements on financial derivative positions during the 2006 period, higher margins on sales made by producer services, and increased volumes on our gathering systems which resulted in higher fee-based revenues. Additionally, processing margins on our Southeast Texas System increased as a result of favorable processing conditions during the nine months ended May 31, 2006 compared to the same period last year. During the nine months ended May 31, 2006, we also recognized $56.1 million in margin associated with certain trading activities. No margins associated with trading activities were recognized in the comparable 2005 period as we did not commence certain trading activities until the fourth quarter of fiscal year 2005.

Operating Expenses. Midstream operating expenses increased $2.5 million for the three months ended May 31, 2006 compared to the same period ended May 31, 2005. The increase was principally attributable to $0.9 million in increased measurement expenses, $0.4 million in increased maintenance costs, and increases of $0.9 million in other operating expenses such as chemical costs, utilities and employee costs.

Midstream operating expenses increased $7.4 million for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005. The increase was primarily due to $2.5 million in increased measurement expenses, $1.0 million in increased chemical costs, $1.3 million in scheduled compressor and pipeline maintenance expense, $0.9 million in employee costs, increased electricity costs of $0.6 million, and increases of $1.1 million in other operating expenses.

Selling, General and Administrative Expenses. The allocation of departmental costs between midstream and the transportation and storage segments is based on factors such as headcount, number of meters, and on-going projects and is intended to fairly present the segment’s operating results. Midstream general and administrative expenses increased $3.3 million from the three months ended May 31, 2005 compared to the same period ended May 31, 2006. Increases of $5.5 million in employee-related costs such as salaries, incentive compensation and healthcare costs, and increases in other general and administrative expenses of $2.4 million were offset by increases of $4.6 million in departmental costs allocated to the transportation and storage operating segment. The increased costs are principally due to the growth caused by the recent acquisitions, internal growth projects and upgraded information systems completed in the latter part of the period ended May 31, 2005.

Midstream general and administrative expenses for the nine months ended May 31, 2006 increased $12.4 million compared to the nine months ended May 31, 2005. The increase was attributable to increases of $25.2 million in employee-related costs such as salaries, incentive compensation and healthcare costs, insurance premium increases of $1.5 million, increases in office-related expenses of $3.1 million, and increases in other general and administrative expenses of $2.7 million. The increase was offset by increases of $20.1 million in departmental costs allocated to the transportation and storage operating segment. The increased costs are principally due to the growth caused by the recent acquisitions, internal growth projects and upgraded information systems.

Depreciation and amortization. Midstream depreciation and amortization expense increased $0.6 million between the three months ended May 31, 2005 and 2006 principally due to pipeline and equipment placed in service subsequent to May 31, 2005.

The increase of $2.0 million for the nine month period ended 2006 compared to the same period in 2005 is principally due to the Devon acquisition in November 2004 and pipeline and equipment placed into service subsequent to May 31, 2005.

Transportation and Storage Segment

	Three Months Ended			Nine Month Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
Revenues	$919,390	$1,017,960	$(98,570)	$3,975,164	$1,460,303	$2,514,861
Cost of sales	773,337	899,560	126,223	3,439,125	1,230,366	2,208,759

Gross Margin	146,053	118,400	27,653	536,039	229,937	306,102

Operating expenses	43,445	38,115	5,330	131,694	70,941	60,753
Selling, general and administrative	10,415	9,236	1,179	33,926	17,159	16,767
Depreciation and amortization	12,405	10,918	1,487	37,339	24,347	12,992

Segment operating income	$79,788	$60,131	$19,657	$333,080	$117,490	$215,590

Gross Margin. Transportation and storage gross margin increased between the three months ended May 31, 2005 and 2006 by $27.7 million. The increase in transportation and storage gross margin is principally due to the following:

•	Increased volumes and prices. The increase is principally due to the increase in average natural gas prices period to period which prompts shippers to transport natural gas to more liquid markets such as the Katy Hub and our strategy to pursue additional volumes on our transportation pipeline systems. The price differential between the Waha and Katy market hubs increased between the 2005 and 2006 periods, thereby influencing shippers to transport natural gas to regions where natural gas prices are more favorable. We have also successfully secured more firm contracts as evidenced by our recent transportation agreement with XTO. In addition, the Fort Worth Basin expansion, completed in May 2005, has also allowed shippers to move more gas from the Barnett Shale. Our ET Fuel System also had higher throughput volumes due to the higher than normal temperatures in regions where our assets are located during the three months ended May 31, 2006 compared to May 31, 2005. The higher temperatures required more demand for natural gas to be used by electricity-producing power plants connected to these assets. Our margin was also favorably impacted by an increase in fuel retention fees due to the increase in volumes on our transportation pipelines. Excluding the impact of volumetric changes, our fuel retention fees are directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase our fuel retention fees and decreases in natural gas prices tend to decrease our fuel retention fees. We expect gross margins to continue to increase as a result of this expansion and the recently announced expansion projects,

•	Increase in HPL margin. The increase was principally attributable to increased purchases of natural gas at the wellhead and increased storage fees related to our Bammel storage facility. Our margins tend to increase as more natural gas is purchased at the wellhead at a discount of a specified index and resold at a specified index or fixed price. The increase in margin was also attributable to increased processing margins due to favorable market conditions and improved margins from the sale of natural gas to our industrial customers and east markets. The increase was offset by a decrease in margin related to the sale of natural gas from our Bammel storage facility. The decrease was due to management’s election not to withdraw natural gas in March 2006 as a result of warmer weather and,

•

We recognized $13.4 million and $14.7 million during the three months ended May 31, 2006 and 2005, respectively, related to a transportation contract with a major customer on our ET Fuel System. In connection with our acquisition of the ET Fuel System in June 2004 we entered into an eight year transportation agreement with TXU Portfolio Management Company, LP (TXU Shipper) to transport a minimum of 115,600 MMBtu per year. As of May 31, 2005 and 2006, respectively, we were entitled to receive additional fees for the difference between actual volumes transported by TXU Shipper on the ET Fuel System and the minimum amount as stated above during the twelve-month period ended May 31, 2005 and 2006. As a result, we recognized an additional $13.4 million and $14.7 million in fees during the three months ended May 31, 2006 and 2005, respectively. TXU Shipper elected to reduce the minimum transport volume to 100,000 MMBtu per year beginning in January 2006. This change will not have a material impact on our results of operations.

For the nine months ended May 31, 2006 as compared to the same period in 2005, transportation and storage gross margin increased by $306.1 million. The increase in transportation and storage gross margin is principally due to the following:

•	Increased volumes and prices. The increase is principally due to the increase in average natural gas prices period to period which promotes shippers to transport natural gas to more liquid markets such as the Katy Hub and our strategy to pursue additional volumes on our transportation pipeline systems. The price differential between the Waha and Katy market hubs increased between the 2005 and 2006 periods, thereby influencing shippers to transport natural gas to regions where natural gas prices are more favorable. We have also successfully secured more firm contracts as evidenced by our recent transportation agreement with XTO. In addition, our Fort Worth Basin expansion, completed in May 2005, has also allowed shippers to move more gas from the Barnett Shale. Our margins for the nine months ended May 31, 2006 were also affected favorably by higher than normal temperatures during September and October 2005, and April and May 2006 in regions where our assets are located. The higher temperatures required more demand for natural gas to be used by electricity-producing power plants connected to these assets. Furthermore, our margin was favorably impacted by an increase in fuel retention fees due to the increase in volumes on our transportation pipelines, and an increase in average natural gas prices during the 2006 period compared to the 2005 period;

•	The acquisition of HPL in January 2005. The results for the nine months ended May 31, 2005 contain five months of HPL’s operating results compared to nine months of operating results during the period ended May 31, 2006. For the nine months ended May 31, 2006, HPL’s margin was principally affected by the sale of natural gas held in storage during the winter months when demand for natural gas is strong, increased margins resulting from favorable pricing between the West and East markets in the Houston Ship Channel, and gains on derivatives as noted below. The favorable pricing was attributed to the effects of the hurricanes that struck the east Texas and Louisiana coastlines in August and September 2005. However, such margins were at lower levels than previously experienced during the three months ended November 30, 2005. Such pricing continues to remain at or below levels experienced during the three months ended November 30, 2005; and

•	In January and February 2006, we discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in the Partnership’s Bammel storage facilities. The discontinuation resulted from our determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable to occur by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during January 2006 through March 2006. As a result, during the nine months ended May 31, 2006, we recognized previously deferred unrealized gains of approximately $84.7 million from the discontinuation of hedge accounting.

Operating Expenses. Transportation and storage operating expenses increased $5.3 million when comparing the three months ended May 31, 2006 to the same prior period ended May 31, 2005. The increase was principally attributable to increases of $4.3 million in operating expenses related to HPL, $1.0 million increase in property taxes, $0.8 million in compressor and pipeline maintenance, and $0.8 million in increased electrical costs. Offsetting the increase was a net decrease in other operating expenses of $0.2 million, and in compressor fuel consumption of $1.4 million principally attributable to unfavorable fuel consumption of $4.2 million related to our Bethal and Bryson storage facilities during the quarter ended May 31, 2005. Excluding these adjustments, fuel consumption expense increased by $2.8 million during the three months ended May 31, 2006 as a result of higher throughput volumes. Excluding the impact of volumetric changes, our fuel consumption costs are directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase our fuel consumption costs and decreases in natural gas prices tend to decrease our fuel consumption costs.

Transportation and storage operating expenses increased $60.8 million when comparing the nine months ended May 31, 2006 to the same prior period ended May 31, 2005. The increase was principally attributable to increases of $31.1 million in operating expenses related to the HPL acquisition, $24.6 million related to compressor fuel consumption resulting from higher throughput volumes and increased gas prices during the period ended May 31, 2006, $2.7 million increase in property taxes, and $2.5 million in increased compressor and pipeline maintenance expenses.

Selling, General and Administrative Expenses. Transportation and storage general and administrative expenses increased $1.2 million for the three months ended May 31, 2006 compared to the three months ended May 31, 2005. The increase was principally due to $4.6 million in certain departmental costs allocated from the midstream segments offset by a decrease of $3.3 million in HPL-related and other general and administrative expenses. The net increase of $1.2 million was due primarily to increases in salaries and wages, incentive compensation expense, and other employee-related costs due to the increase in employee headcount resulting primarily from the HPL acquisition.

Transportation and storage general and administrative expenses increased $16.8 million for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005 principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is due to the increase in employee headcount resulting primarily from the HPL acquisition and an increase in salaries and wages, incentive compensation expense, and other employee-related expenses.

Depreciation and amortization. Transportation and storage depreciation and amortization expense increased $1.5 million from the three months ended May 31, 2005 to the three months ended May 31, 2006. The increase was principally due to the Fort Worth Basin expansion project completed in May 2005, and additional compressors and equipment added to existing systems.

Transportation and storage depreciation and amortization expense increased $13.0 million from the nine months ended May 31, 2005 to the nine months ended May 31, 2006. The increase was principally due to the HPL acquisition in January 2005, the Fort Worth Basin expansion project completed in May 2005, and additional compressors and equipment added to existing systems.

Retail Propane Segment

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
Retail propane revenues	$168,767	$149,036	$19,731	$643,187	$547,017	$96,170
Other propane related revenues	16,505	15,130	1,375	56,263	52,224	4,039
Retail propane cost of sales	101,889	88,931	12,958	392,950	326,120	66,830
Other propane related cost of sales	4,264	3,947	317	15,517	15,009	508

Gross margin	79,119	71,288	7,831	290,983	258,112	32,871

Operating expenses	48,957	44,615	4,342	145,043	132,816	12,227
Selling, general and administrative	3,664	2,641	1,023	11,753	8,347	3,406
Depreciation and amortization	13,491	12,850	641	40,445	39,135	1,310

Segment operating income	$13,007	$11,182	$1,825	$93,742	$77,814	$15,928

Revenues. Retail propane revenue, between the three months ended May 31, 2006 and 2005, increased $19.7 million of which $5.3 million was due to the increase in volumes sold by customer service locations added through acquisitions, and $24.4 million due to higher selling prices. These increases were offset by a decrease of $10.0 million due to the adverse impact of weather related volumes described above. Other propane related revenues increased $1.4 million for the three months ended May 31, 2006 compared to the same three-month period last year primarily due to increases resulting from acquisitions.

Of the total increase in retail propane revenue of $96.2 million between the nine months ended May 31, 2006 and 2005, $26.8 million is due to the increase in volumes sold by customer service locations added through acquisitions and $96.4 million is due to higher selling prices. These increases were offset by a decrease of $27.1 million due to the adverse impact of weather related volumes described above. Other propane related revenues increased $4.0 million for the nine months ended May 31, 2006 compared to the same nine-month period last year primarily due to other propane related revenues of companies we have acquired between the two periods.

Costs of Sales. Retail propane cost of sales during the three months ended May 31, 2006 compared to the three months ended May 31, 2005 increased by $12.9 million, of which $15.7 million was due to higher cost of fuel, $3.2 million was due to cost of fuel sold by customer service locations added through acquisitions, offset by a $6.0 million decrease due to the impact of weather related volumes described above.

During the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005, retail propane cost of sales increased by $66.8 million of which $16.4 million is a result of an overall increase in gallons sold by customer service locations added through acquisitions, $66.9 million is due to higher cost of fuel, offset by a decrease of $16.5 million due to the impact of weather related volumes described above.

Gross Margin. The overall increase in gross margins for the three and nine-month comparable periods ending May 31, 2006 and 2005 is a function of acquisition related increases and higher sales prices.

Operating Expenses. Operating expenses increased $4.3 million during the three months ended May 31, 2006 compared to the same three-month period last year due to a combination of a $3.1 million increase in our employee base from acquisitions and annual salary increases, $0.7 million higher fuel costs to run our vehicles and other vehicle expenses, and a $1.4 million general increase in other operating expenses also from acquisitions, offset by a $0.9 million net decrease in business insurance.

During the nine months ended May 31, 2006, operating expenses increased by $12.2 million compared to the same nine month period last year due to a combination of a $7.3 million increase in our employee base from acquisitions and annual salary increases, $2.2 million higher fuel costs to run our vehicles and other vehicle expenses, and a $3.9 million general increase in other operating expenses also from acquisitions, offset by a $1.2 million net decrease in business insurance.

Selling, General and Administrative Expenses. The increase for the three and nine-month comparable periods of May 31, 2006 and 2005 is primarily due to increases in administrative bonuses, salaries and bonuses and deferred compensation expense related to increases in staffing and additional restricted unit awards outstanding.

Operating Income. Operating income increased by $1.8 million during the three months ended May 31, 2006 compared to the three months ended May 31, 2005. This variance is primarily due to the changes in revenues and expenses described above.

For the nine months ended May 31, 2006, total operating income increased by $15.9 million compared to the nine months ended May 31, 2005. This variance is primarily due to the changes in revenues and expenses described above.

Wholesale Propane Segment

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
Revenues	$21,461	$15,761	$5,700	$78,361	$57,980	$20,381
Cost of sales	19,959	14,704	5,255	71,671	54,331	17,340

Gross margin	1,502	1,057	445	6,690	3,649	3,041
Operating expenses	1,265	816	449	2,868	2,361	507
Selling, general and administrative	506	381	125	1,478	1,256	222
Depreciation and amortization	173	170	3	579	534	45

Segment operating income (loss)	$(442)	$(310)	$(132)	$1,765	$(502)	$2,267

Revenues. Of the increase in wholesale revenue of $5.7 million from the three months ended May 31, 2006 compared to the same three-month period last year, $3.9 million is primarily related to the increase in gallons sold to new customers in our eastern wholesale and Canadian operations, and $1.8 million is related to higher selling prices.

Of the increase of $20.4 million in wholesale revenue from the nine months ended May 31, 2006 compared to same nine month period last year, $9.0 million is primarily related to the increase in gallons sold to new customers in our eastern wholesale and Canadian operations, and $11.4 million is related to higher selling prices.

Costs of Sales. Total wholesale cost of sales increased by $5.2 million in the three months ended May 31, 2006 compared to the three months ended May 31, 2005 proportionate to the increase in revenues described above.

Wholesale propane cost of sales increased by $1.5 million due to higher selling prices and by $3.7 million due to the increase in customers in our eastern wholesale operations described above.

For the nine months ended May 31, 2006 compared to the same nine-month period last year, total cost of sales increased by $17.3 million. Of the increase, $9.3 million due to higher selling prices and $8.0 million due to the increase in customers in our eastern wholesale operations described above.

Gross Margin. The overall increases in gross margin for both the three-month and nine-month periods ended May 31, 2006 and 2005 are primarily a function of the activities described above in revenues and costs related to the new customers in our eastern wholesale and Canadian operations.

Operating Income (Loss). The decrease in operating income of $0.1 million and the increase of $2.3 million during the three and nine-month periods ended May 31, 2006, respectively, are primarily due to changes in revenues and expenses described above.

Other

	Three Months Ended			Nine Months Ended
	May 31, 2006	May 31, 2005	Amount of Change	May 31, 2006	May 31, 2005	Amount of Change
Revenues	$2,053	$2,304	$(251)	$5,575	$4,840	$735
Cost of sales	563	499	64	1,574	1,227	347
Operating expenses	1,213	1,286	(73)	3,300	2,998	302
Depreciation and amortization	105	95	10	310	285	25

Other operating income	$172	$424	$(252)	$391	$330	$61

Unallocated selling, general and administrative expenses	$3,388	$6,090	$(2,702)	$67,154	$9,361	$57,794

Unallocated Selling, General and Administrative Expenses. The selling, general and administrative expenses that relate to the general operations of ETP and the Parent Company are not allocated to the segments.

For the three months ended May 31, 2006, selling, general, and administrative expenses decreased $2.7 million compared to the same three month period last year primarily due to a decrease in the unit-based compensation expense for the period.

Unallocated selling, general and administrative expenses increased $57.8 million for the nine months ended May 31, 2006 as compared to the nine month period ended May 31, 2005. The increase is primarily due to the $52.9 million in deferred compensation expense recorded with the issuance of the Class B Units during the nine months ended May 31, 2006, $0.8 million increase in executive salaries due to additional staffing, a $2.6 million increase in professional fees due to our on-going efforts with Sarbanes-Oxley and other Partnership expenses, and a $1.5 million increase in additional executive bonuses and non-cash compensation related to additional staffing and restricted units awards outstanding.

INCOME TAXES

As a Partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the periods ended May 31, 2006 and 2005, our non-qualifying income was not expected to exceed the statutory limit.

The reconciliation between the statutory and effective income tax rate based on the total tax provision (continuing and discontinued operations) is summarized as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income tax rate net of federal benefit	2.9%	3.5%	3.1%	3.5%
Earnings not subject to tax at the Partnership level	(36.8)%	(37.0)%	(31.9)%	(36.7)%

Effective tax rate	1.1%	1.5%	6.2%	1.8%

Income tax expense related to continuing operations consists of the following current and deferred amounts:

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Current income tax expense (benefit):
Federal	$1,616	$(454)	$26,006	$1,680
State	(1,084)	268	1,774	610
Deferred income tax expense (benefit):
Federal	864	2,193	(1,195)	2,123
State	(132)	451	(345)	755

Total	$1,264	$2,458	$26,240	$5,168

On May 18, 2006, the Governor of Texas signed into law House Bill 3 (HB-3) which modifies the existing franchise tax law. The modified franchise tax will be computed by subtracting either costs of goods sold or compensation expense, as defined in HB-3, from gross revenue to arrive at a gross margin. The resulting gross margin will be taxed at a one percent tax rate. HB-3 has also expanded the definition of tax paying entities to include limited partnerships such as ours. HB-3 becomes effective for activities occurring on or after January 1, 2007. Based on our initial analysis, we do not believe HB-3 will have a significant adverse impact on our results of operations, financial position or operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by the Operating Partnerships. The principal sources of cash flow for the Parent Company are distributions it receives from its direct and indirect investments in the limited and general partner interests of ETP. The amount of cash that ETP can distribute to its partners, including the Parent Company, each quarter is based on earnings from ETP’s business activities and the amount of available cash, as discussed below.

The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP.

In February 2006, the Parent Company completed its IPO of 24,150,000 Common Units at a price of $21.00 per unit. Proceeds from the IPO were $478.9 million, net of underwriter’s discount. The Parent Company paid equity issue costs of $4.8 million related to the units issued, and paid $131.6 million to its former owners for the redemption of a portion of their previously outstanding Common Units.

On June 20, 2006 The Parent Company agreed to purchase 9,642,757 of its Common Units from one of the Common Unitholders for an aggregate purchase price of approximately $238,000, subject to certain adjustments. The purchase is expected to close during July 2006, and will be initially funded with debt.

ETP

ETP’s ability to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

Future capital requirements of ETP’s business will generally consist of:

•	maintenance capital expenditures which includes capital expenditures made to connect additional wells to its natural gas systems in order to maintain or increase throughput on existing assets for which it expects to expend approximately an additional $7.8 million during the current fiscal year, and capital expenditures to extend the useful lives of its propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet for which ETP expects to expend approximately an additional $3.0 million;

•	growth capital expenditures, mainly for constructing new pipelines, processing plants and treating plants for which ETP expects to expend approximately an additional $225.0 million during the current fiscal year; and customer propane tanks for which it expects to expend approximately an additional $10.0 million; and

•	acquisition capital expenditures including acquisition of new pipeline systems and propane operations.

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

In connection with the HPL acquisition, we now engage in natural gas storage transactions in which ETP seeks to find and profit from pricing differences that occur over time. Natural gas is typically purchased and held in storage during the summer months and sold during the winter months. Although ETP intends to fund natural gas purchases with cash generated from operations, from time to time ETP may need to finance the purchase of natural gas to be held in storage with borrowings from its current credit facilities. ETP intends to repay these borrowings with cash generated from operations when the gas is sold.

Cash Flows

Our internally generated cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions, including the HPL System, the Titan acquisition and other factors.

Operating Activities. Cash provided by operating activities during the nine months ended May 31, 2006, was $369.1 million as compared to cash provided by operating activities of $216.9 million for the nine months ended May 31,

2005. The net cash provided by operations for the nine months ended May 31, 2006 consisted of net income of $107.3 million, non-cash charges of $324.6 million, principally minority interests, unit-based compensation, depreciation and amortization and deferred taxes, and operating funds used of $62.8 million which decreased components of working capital. Various components of working capital changed significantly from the prior period due to factors such as the variance in the timing of accounts receivable collections, payments on accounts payable, and the purchase and sale of inventories related to the propane and transportation and storage operations. Accounts receivable and accounts payable both decreased during the nine months ended May 31, 2006 due to decreases in the volumes and prices in the midstream segment

Investing Activities. Cash used in investing activities during the nine months ended May 31, 2006 of $522.3 million is comprised of cash paid for acquisitions of $35.9 million and $510.6 million invested for maintenance and growth capital expenditures needed to sustain operations at current levels and to support growth of operations. Cash used in investing activities was offset by proceeds from the sale of idle property of $4.6 million and cash received for a working capital settlement on the HPL acquisition of $19.6 million. The cash paid for acquisitions included $16.6 million paid for the acquisition of the 2% remaining interests in the HPL System and $0.5 million for the remaining interests in the Dorado System, each of which we did not previously own, and cash paid for retail propane acquisitions of $18.8 million. In addition to cash paid for acquisitions, ETP also issued $4.0 million of Common Units in connection with a specific propane acquisition.

Financing Activities. Cash provided by financing activities during the nine months ended May 31, 2006 was $146.6 million. Cash used during the period primarily reflects $71.0 million of distributions paid by ETE to its limited partner unitholders (prior to the IPO), Common Unitholders and its general partner, and payment of $131.6 million to the former owners of the Parent Company for the redemption of a portion of their previously outstanding Common Units. Our debt decreased by $121.5 million, which was primarily funded with a portion of the $474.0 million proceeds from the IPO, net of underwriter’s discounts and issue costs. We also paid other financing costs of $3.4 million during the nine months ended May 31, 2006.

Financing and Sources of Liquidity

Description of Indebtedness

Parent Company Indebtedness

On June 16, 2005, the Parent Company entered into a $600.0 million senior secured term loan agreement with Goldman Sachs Credit Partners, L.P, with borrowings totaling $600.0 million. The Parent Company used approximately $175.5 million of the net proceeds from its IPO to repay a portion of indebtedness outstanding under the then existing $600.0 million term loan agreement. The remaining outstanding indebtedness was paid through approximately $4.5 million of cash on hand and approximately $420.0 million of borrowings under the Parent Company’s new $500.0 million credit facility described below which was entered into concurrently with the IPO. There was no balance outstanding as of May 31, 2005. The Parent Company wrote off approximately $5.1 million in deferred financing costs to loss on extinguishment of debt in connection with the re-payment of the senior secured term loan agreement. The loans bore interest at an initial rate of LIBOR plus 3% subject to adjustment based upon a ratio of total debt to operating income. The loans were secured by the Parent Company’s ETP Common Units and general partner interest in ETP.

Simultaneous with the IPO the Parent Company entered into a $500.0 million five year revolving credit facility (the “New Parent Company Credit Facility”) with Wachovia Bank, National Association as Administrative Agent for a group of banks which replaced the $600.0 million term loan facility. The New Parent Company Credit Facility also offers a Swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR. The loans under the New Parent Company Credit Facility is secured by a lien on its assets, including the capital stock and assets of ETP LLC and ETP GP and its ownership of 36.4 million ETP Common Units (including Class F Units). The maximum commitment fee payable on the unused portion of the facility is 0.5%. Loans under the revolving credit facility bear interest at the Parent Company’s option at either (a) a base rate plus an applicable margin or (b) the Eurodollar rate plus an applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio. The weighted average interest rate was 6.41% for the amount outstanding as of May 31, 2006. The outstanding amount borrowed under the New Parent Company Credit Facility as of May 31, 2006 was $380.2 million, which includes $0.2 million outstanding under the Swingline option. The total amount available under the New Parent Company Credit Facility as of May 31, 2006 was $119.8 million. The financial covenants contained in the revolving credit facility include a leverage ratio test, a consolidated leverage ratio test, a consolidated interest coverage ratio test and a value-to-loan ratio. The New Parent Company Credit Facility also contains an accordion feature which will allow the Parent Company, subject to bank syndication’s approval, to expand the facilities capacity for up to an additional $100.0 million.

Energy Transfer Partners Indebtedness

Senior Notes. ETP’s indebtedness consists of $750.0 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012 and a Revolving Credit Facility that allows for borrowings of up to $900.0 million through December 10, 2010 (increased to $1.3 billion on June 29, 2006, as discussed below) and a $250.0 million Revolving Credit Facility that matures on December 31, 2006. ETP also currently maintains a separate working capital facility for HOLP which is described below. The terms of the indebtedness of ETP and its Operating Partnerships are described in more detail in ETP’s Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/A as filed with the Securities and Exchange Commission on November 14, 2005, and December 12, 2005, respectively.

Revolving Credit Facilities. On December 13, 2005 ETP entered into a $900.0 million Revolving Credit Facility (the “ETP Revolving Credit Facility”) available through December 10, 2010, which replaced its previous revolving credit facility. The ETP Revolving Credit Facility includes an accordion feature of $100.0 million. On May 16, 2006, ETP exercised the accordion feature which increased the revolver capacity to $1.0 billion. Amounts borrowed under the ETP Revolving Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $50.0 million at a daily rate based on LIBOR. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The amount outstanding was $350.0 million as of May 31, 2006. As of May 31, 2006 the Swingline option had $30.6 million outstanding and there were outstanding Letters of Credit of $15.4 million under the ETP Revolving Credit Facility. The weighted average interest rate on the total amount outstanding at May 31, 2006 was 5.42%. The total amount available under the ETP Revolving Credit Agreement as of May 31, 2006, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $604.0 million. The ETP Revolving Credit Facility was amended on June 29, 2006 to increase the facility to $1.3 billion (the “Amended and Restated ETP Revolving Credit Facility”), which is expandable to $1.5 billion, and extend the maturity date to June 29, 2011. Under this amendment, the Swingline loan option was increased to a maximum borrowing of $75.0 million. The maximum commitment fee payable on the unused portion of the Amended and Restated Credit Facility is 0.175%. The Amended and Restated ETP Revolving Credit Facility is fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP and Titan Energy Partners, L.P. and its wholly-owned subsidiaries. The Amended and Restated ETP Revolving Credit Facility is unsecured and has equal rights to holders of the Partnership’s other current and future unsecured debt.

On May 31, 2006, ETP entered into a $250.0 million Revolving Credit Facility which matures on December 1, 2006. Amounts borrowed under this facility will bear interest at a rate based on either a Eurodollar rate or a base rate. There were no amounts outstanding on this facility as of May 31, 2006. The proceeds are intended to be used for working capital purposes. The maximum commitment fee payable on the unused portion of the facility is 0.25%. The $250.0 million Revolving Credit Facility is fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP. The $250.0 million Revolving Credit Facility is unsecured and has equal rights to holders of the Partnership’s other current and future unsecured debt. On July 3, 2006, ETP reduced its borrowing capacity on the Revolving Credit Facility to $200.0 million. All terms and maturity date as mentioned above remain unchanged.

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

The Third Amended and Restated Credit Agreement includes a $75.0 million Senior Revolving Working Capital Facility available through December 31, 2006. Amounts borrowed under the Working Capital Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The maximum commitment fee payable on the unused portion of the facility is 0.50%. HOLP must reduce the principal amount of working capital borrowings to $10.0 million for a period of not less than 30 consecutive days at least one time during each fiscal year, which it complied with during the third quarter ended May 31, 2006. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP’s subsidiaries secure the Senior Revolving Working Capital Facility. As of May 31, 2006, the Senior Revolving Working Capital Facility did not have a balance outstanding. There were outstanding Letters of Credit for the Senior Revolving Working Capital Facility of $6.1 million at May 31, 2006. Letter of Credit exposure plus the Working Capital Loan cannot exceed the $75.0 million maximum Working Capital Facility.

Acquisition Facility. During the second quarter of fiscal year 2006 HOLP used proceeds received from the sale of Common and Class F Units to ETE to extinguish the outstanding debt on a $75.0 million Senior Revolving Acquisition Facility, used for acquisitions of propane-related businesses, and cancelled this facility. Amounts borrowed under the Acquisition Credit Facility bore interest at a rate based on either a Eurodollar rate or a prime rate. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secured the Senior Revolving Acquisition Facility. HOLP will obtain funds for making acquisitions from the revenues generated from its operations and the operations of it subsidiaries, and from contributions from the Partnership, subject to limitations in the ETP Revolving Credit Facility. Pursuant to the Partnership’s Revolving Credit Facility, a maximum of $100.0 million per year may be contributed to HOLP annually from funds received in equity offerings of the Partnership. As of May 31, 2006, $75.0 million has been contributed to HOLP under this arrangement.

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

ETP uses the cash provided by operating and financing activities from its Operating Partnerships to provide distributions on its Unitholders. Under ETP’s partnership agreement, ETP distributes to its partners an amount equal to all of its available cash for such quarter within 45 days after the end of each fiscal quarter. Available cash generally means, with respect to any quarter of ETP, all cash on hand at the end of such quarter less the amount of cash reserves established by ETP GP in its reasonable discretion that are necessary or appropriate to provide for ETP’s future cash requirements.

On October 14, 2005, ETP paid a quarterly distribution of $0.50 per unit, or $2.00 per unit annually to ETP Unitholders of record as of the close of business on September 30, 2005. This distribution represented an increase of $0.05 per unit on an annualized basis over the distribution paid for the third quarter of fiscal 2005. On January 13, 2006, ETP paid a cash distribution of $0.55 per unit, or $2.20 per unit annually to ETP Unitholders of record at the close of business on January 4, 2006. Total distributions to the Parent Company from the ETP distributions on October 14, 2005 and January 13, 2006 were $30.7 million, and $37.7 million, respectively.

On April 14, 2006, ETP paid a cash distribution for the second quarter ended February 28, 2006 of $0.5875 per Limited Partner unit, or $2.35 per unit annually, an increase of $0.15 per Limited Partner unit on an annualized basis to unitholders of record at the close of business on March 24, 2006. The distribution received from ETP by the Parent Company for the quarter ended February 28, 2006 with respect to its indirect ownership of the incentive distribution rights of ETP was prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Parent Company’s Common Units, which was February 3, 2006, to the end of the quarter on February 28, 2006. As a result, the Parent Company’s indirect ownership of the incentive distribution rights was 100% up to February 3 2006 and 50% thereafter. As prorated, the Parent Company received distributions totaling $42.6 million (or $138.3 million on an annualized basis) in connection with this April 2006 ETP distribution. This payment consisted of $1.8 million from indirect ownership of the 2% general partner interests in ETP, $19.4 million from the prorata indirect ownership of the incentive distribution rights of ETP and $21.4 million from Common Units and Class F Units that the Parent Company currently holds.

On May 1, 2006, pursuant to its General Partner authority, the ETP Partnership Agreement was amended to permit ETP’s General Partner to declare its next quarterly distribution prior to the close of such quarter. On May 8, 2006, ETP declared and accrued a cash distribution of $0.6375, or $2.55 per limited partner unit annually, a $0.20 increase per Limited Partner Unit, for the third quarter ended May 31, 2006 that will be paid on July 14, 2006 to Unitholders of record at the close of business on June 30, 2006. As of May 31, 2006, in accordance with generally accepted principles an accrued liability of $61.4 million was recorded in our condensed consolidated balance sheet for the distribution payable to Unitholders other than ETE.

On June 20, 2006, ETP announced that the Board of Directors of its general partner declared a special distribution of $0.0325 per limited partner unit related to the proceeds ETP received in connection with the SCANA litigation settlement. This distribution will be paid on July 14, 2006 to the holders of record of ETP’s Common and Class F Units as of the close of business on June 30, 2006, (the same time the third quarterly distribution is paid). This special one-time payment was approved following a determination by the Litigation Committee of ETP’s General Partner to distribute all of the net distributable litigation proceeds received in accordance with ETP’s Partnership Agreement. The distribution of the net distributable litigation proceeds also includes a payment to the holder of ETP’s Class C Units for that amount normally allocated to ETP’s General Partner, which will be approximately $3.6 million. Upon making the payment to the holders of ETP’s Class C Units, all 1,000,000 outstanding Class C Units will be retired and canceled.

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

Upon the closing of the IPO, the board of directors of the Parent Company’s general partner adopted a policy pursuant to which the Parent Company would declare an initial distribution of $0.175 per unit per complete quarter, or $0.70 per unit per year, to be paid no later than 50 days after the end of each fiscal quarter. On April 19, 2006, the Parent Company paid a cash distribution of $0.20 per share for the fiscal quarter ended February 28, 2006. The cash distribution was paid to holders of record of the Parent Company’s units as of the close of business on March 31, 2006. The distribution was prorated based upon the portion of the fiscal quarter beginning on the first day of trading of the Parent Company’s Common Units, which was February 3, 2006, to the end of the quarter on February 28, 2006. The resulting amount of this prorated distribution for the 26-day period was $0.0578 per unit.

On May 9, 2006 the Parent Company declared a $0.15 per unit increase in the annual cash distributions payable on the Partnership’s outstanding limited partner units for the quarter ending May 31, 2006. This raises the annual distribution rate per unit to $0.95. The quarterly distribution of $0.2375 per unit will be paid on July 19, 2006 to holders of record as of the close of business on June 30, 2006. This is a 19% increase in the annual rate of the Parent Company’s unitholder distributions. As of May 31, 2006, in accordance with accounting principles generally accepted in the United States of America, an accrued liability of $32.6 million for the July payment was recorded on our condensed consolidated balance sheet.

The total amount of distributions declared relating to the nine months ended May 31, 2006 on limited partner interests (prior to the IPO) and Common Units, Class B Units, and the general partner interests totaled $34,010, $68,415, $745 and $380, respectively. All such distributions were made from available cash.

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

The following table provides a summary of our price risk management assets and liabilities at May 31, 2006:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(568,860)	2006-2009	$(6,944)
Swing Swaps IFERC	Gas	(60,255,375)	2006-2008	$(3,009)
Fixed Swaps/Futures	Gas	(2,200,000)	2006-2007	$8,444
Options	Gas	(1,230,000)	2006-2008	$22,799
Forward Physical Contracts	Gas	(10,010,000)	2006-2008	$(22,799)
(Trading)
Basis Swaps IFERC/NYMEX	Gas	6,715,000	2006-2008	$26,154
Fixed Swaps/Futures	Gas	(7,500,000)	2006	$1,068
Forward Physical Contracts	Gas	(770,000)	2006	$(252)

Cash Flow Hedging Derivatives
(Non-Trading)
Fixed Price Swaps	Gas	(48,940,000)	2006-2007	$57,139
Basis Swaps IFERC/NYMEX	Gas	(44,922,500)	2006-2007	$(12,771)

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

Sensitivity analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of May 31, 2006. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives:
Fixed Swaps/Futures	(51,140,000)	$65,583	$47,197
Basis Swaps IFERC/NYMEX	(45,491,360)	$(19,715)	$3,114
Options	(1,230,000)	$22,799	$6,477
Swing Swaps IFERC	(60,255,375)	$3,009	$687
Forward Physical Contracts	(10,010,000)	$(22,799)	$6,477

Trading Derivatives:
Basis Swaps IFERC/NYMEX	6,715,000	$26,154	$1,013
Fixed Swaps/Futures	(7,500,000)	$1,068	$4,444
Forward Physical Contracts	(770,000)	$(252)	$776

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our variable rate debt and, in particular, our revolving credit facilities. To the extent interest rates increase, the Partnership’s interest expense for the revolving debt will also increase. At May 31, 2006, we had $760.8 million of variable rate debt outstanding that is not hedged. A hypothetical change of 100 basis points in the underlying interest rate would have an effect of $7.6 million in increased interest expense on an annual basis.

ETP had treasury locks with a notional amount of $300.0 million outstanding as of May 31, 2006 with a fair value of $16.0 million which was recorded as a component of price risk management assets on the condensed consolidated balance sheet. A hypothetical change of 100 basis points on the underlying interest rates of the treasury locks outstanding at May 31, 2006 would have an effect of $22.0 million on the value of the locks. Interest rate swaps with a notional amount of $200.0 million were also outstanding as of May 31, 2006 and had a fair value of $6.4 million. A hypothetical change of 100 basis points on the underlying interest rates of the interest rate swaps outstanding as of May 31, 2006 would have an effect of $10.9 million on the value of the swaps.

The Parent Company had interest rate swaps with a notional amount of $300.0 million outstanding as of May 31, 2006 and had a fair value of $8.3 million which was recorded as a component of price risk management assets on the condensed consolidated balance sheet. A hypothetical change of 100 basis points on the underlying interest rates of the interest rate swaps outstanding at May 31, 2006 would have an effect of $21.9 million on the value of the swaps.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Financial Officer of its General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) as of May 31, 2006. The Partnership’s management, including the Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the Chief Financial Officer of ETE’s general partner, concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	333-128097	3.6	Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) 2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	333-128097	3.11	Second Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

3.12	333-128097	3.12	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

10.1	1-11727 (Sch. 13D/A) (6/24/05)	99.F	Credit and Guaranty Agreement dated as of June 16, 2005 among Energy Transfer Company, L.P., the guarantors named therein, various lenders, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Citicorp North America, Inc., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, and Goldman Sachs Credit Partners L.P., Citigroup Markets Inc. and Lehman Brothers Inc., as lead arrangers and lead bookrunners.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.3	333-04018	10.3	Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.4.2**	1-11727 (Sch. 14A) (5/18/04)	Annex A	Energy Transfer Partners 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) ((8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.6	1-11727 (8-K) (8/23/00)	10.17	Contribution Agreement dated June 15, 2000, among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P.

10.6.1	1-11727 (8-K) (8/23/00)	10.17.1	Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement.

10.7	1-11727 (8-K) (8/23/00)	10.18	Subscription Agreement dated June 15, 2000, between Heritage Propane Partners, L.P. and individual investors.

10.7.1	1-11727 (8-K) (8/23/00)	10.18.1	Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement.

10.7.2	1-11727 (10-K) (8/31/01)	10.18.2	Amendment Agreement dated January 5, 2001 to the June 15, 2000 Subscription Agreement.

10.7.3	1-11727 (10-Q) (11/30/01)	10.18.3	Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.9	1-11727 (10-Q) (2/28/02)	10.26	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P.

10.10	1-11727 (10-Q) (2/28/02)	10.27	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P.

10.11	1-11727 (8-K) (1/6/03)	10.28	Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002, among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.12	1-11727 (10-K) (8/31/03)	10.30	Acquisition Agreement dated November 6, 2003, among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C. and LaGrange Energy, L.P.

10.13	1-11727 (10-K) (8/31/03)	10.31	Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.13.1	1-11727 (10-Q) (11/30/03)	10.31.1	Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.14	1-11727 (10-K) (8/31/03)	10.32	Stock Purchase Agreement dated November 6, 2003, among the owners of Heritage Holdings, Inc. and Heritage Propane Partners, L.P.

10.15	1-11727 (8-K) (6/14/04)	10.35	Purchase and Sale Agreement dated April 25, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.15.1	1-11727 (8-K) (6/14/04)	10.35.1	First Amendment to Purchase and Sale Agreement and Closing Agreement dated June 1, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.16	1-11727 (10-Q) (5/31/04)	10.36	Third Amended and Restated Credit Agreement dated March 31, 2004, among Heritage Operating L.P. and the Banks.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.17	1-11727 (8-K) (1/19/05)	10.1	Credit Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.17.1	1-11727 (10-Q) (2/28/05)	10.40.1	First Amendment to Credit Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.18	1-11727 (8-K) (1/19/05)	10.2	Guaranty dated January 18, 2005, by the Subsidiary Guarantors in favor of Wachovia Bank, National Association, as the administrative agent for the lenders.

10.18.1	1-11727 (10-Q) (2/28/05)	10.41.1	Guaranty Supplement dated February 24, 2005.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21	1-11727 (8-K/A) (3/17/05)	10.3	Loan Agreement dated as of January 26, 2005, between LaGrange Acquisition, L.P., as Borrower, and LaGrange Energy, L.P., as Lender.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.27	1-11727 (8-K) (12/16/05)	10.1	Credit Agreement dated December 12, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse, Deutsche Bank AG and UBS Loan Finance LLC, as senior managing agents, Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents, and other lenders party thereto.

10.28	1-11727 (8-K) (12/16/05)	10.2	Guaranty, effective as of December 13, 2005, by the subsidiary guarantors thereto in favor of Wachovia Bank, National Association, as administrative agent for the Lenders.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.30	333-128097	10.30	Shared Services Agreement dated as of August 26, 2005, among Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

10.31	1-11727 (10Q)(5/31/06)	10.48	Credit Agreement dated as of May 31, 2006, among Energy Transfer Partners, L.P., as the Borrower, Credit Suisse, Cayman Islands Branch as administrative agent, and the other lenders party hereto, Credit Suisse Securities (USA) LLC and Banc of America Securities, LLC, as joint lead arrangers and co-documentation and syndication agents.

10.32	1-11727 (10Q)(5/31/06)	10.49	Amended and Restated Credit Agreement dated as of June 29, 2006, among Energy Transfer Partners, L.P., as the Borrower, Wachovia Bank, National Association as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, BNP Paribas and The Royal Bank of Scotland, plc, as co-documentation agents, Deutsche Bank Securities, Inc., Credit Suisse, Cayman Islands Branch, UBS Securities, LLC, JPMorgan Chase Bank, N.A. and Suntrust Bank as senior managing agents and the other lenders party hereto Wachovia Capital Markets, LLC as sole lead arranger and sole book manager.

10.33	1-11727 (10Q)(5/31/06)	10.50	Guarantee for the Amended and Restated Credit Agreement dated as of June 29, 2006.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

By: LE GP, L.L.C., its General Partner

Date: July 14, 2006	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)