Form 10-K
period 2007-08-31
Energy Transfer Equity, L.P.
filed 2007-10-30
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-32740

ENERGY TRANSFER EQUITY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3738 Oak Lawn Avenue, Dallas, Texas 75219

(Address of principal executive offices and zip code)

(214) 981-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☒    Accelerated filer  ☐    Non accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of February 28, 2007, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $3,030,100,000. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At October 15, 2007, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P.         222,829,956 Common Units

Documents Incorporated by Reference: None

ENERGY TRANSFER EQUITY, L.P.

2007 FORM 10-K ANNUAL REPORT

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

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement

Capacity	Capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels.

Dekatherm	Million British thermal units. A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used.

Mcf	thousand cubic feet

MMBtu	million British thermal unit

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Wobbe	A number representing the interchange ability of fuel gases – an indicator of the similarity between a specific natural gas and propane-air mixture.

ITEM 1. BUSINESS

Overview

We are a publicly traded Delaware Limited Partnership, formerly known as La Grange Energy, L.P. Our Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE”. We were formed in September 2002 and completed our IPO of 24,150,000 Common Units in February 2006.

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

The Parent Company’s only cash generating assets are its direct and indirect investments in limited partner and general partner interests in ETP. The Parent Company’s direct and indirect ownership of ETP consist of approximately 62.5 million Common Units, the 2% General Partner interests and 100% of the Incentive Distribution Rights. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP or the Operating Partnerships.

Currently, the Parent Company’s business operations are conducted only through ETP’s wholly-owned subsidiary operating partnerships (collectively referred to as the “Operating Partnerships”). The activities in which we are engaged, all of which are in the United States, and the Operating Partnerships through which we conduct those activities are as follows:

•	Natural gas operations, consisting of the following segments:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”),

•

interstate natural gas transportation services through Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”);

•	Retail propane through Heritage Operating, L.P (“HOLP”) and Titan Energy Partners, L.P. (“Titan”).

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included herein discussions of Parent Company matters apart from those of our consolidated group.

Significant Fiscal Year 2007 Achievements

Our significant fiscal year 2007 achievements included the following, as discussed in more detail herein:

•

The Parent Company received distributions from ETP of $175.0 million, $12.7 million and $183.1 million related to its limited partner interests, general partner interests and Incentive Distribution Rights, respectively.

•

On a consolidated basis, we had revenues of approximately $7.0 billion, operating income of approximately $810.0 million and net income of approximately $319.0 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	The acquisition of the Transwestern pipeline on December 1, 2006. See Note 2 to our consolidated financial statements.

•	The execution of an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of the Midcontinent Express Pipeline (“MEP”). See Note 3 to our consolidated financial statements.

•	Completion of the Cleburne to Carthage pipeline.

•

Began construction of the Southeast Bossier pipeline, approximately 157 miles of predominately 42-inch pipe connecting our East Texas and Cleburne to Carthage pipelines with the Texoma pipeline (which is a part of our HPL System) north of Beaumont, Texas, which we expect to complete by the second calendar quarter of 2008.

•

Began construction of the Paris Loop pipeline, a 135 mile pipeline connecting our existing pipelines in the Barnett Shale region to our Texoma pipeline in Lamar County, Texas, which we expect to complete in the second calendar quarter of 2008.

•	Initiation of the Phoenix project, a planned expansion of the Transwestern pipeline.

•	Completion of the first phase of the natural gas processing plant in Godley, Texas.

Other Developments

On May 7, 2007, Ray Davis, previously the Co-Chairman and Co-Chief Executive Officer of ETP (see below), and Natural Gas Partners VI, L.P. (“NGP”) and affiliates of each, sold approximately 38.9 million Common Units of ETE (17.6% of the outstanding Common Units of ETE) to Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”). In addition to the purchase of ETE Common Units, Enterprise also acquired a 34.9% non-controlling equity interest in the General Partner of ETE, LE GP, L.L.C. (“LE GP”). As a result of these transactions, EPE and its subsidiaries are considered related parties (see Note 12 of our consolidated financial statements).

Ray C. Davis, previously the Co-Chief Executive Officer and Co-Chairman of ETP, and Co-Chairman of ETE, retired from these positions effective as of August 15, 2007. As a result of Mr. Davis’ retirement, Kelcy L. Warren, formerly Co-Chief Executive Officer and Co-Chairman of ETP and Co-Chairman of ETE, became the sole Chief Executive Officer and Chairman of ETP and sole Chairman of ETE upon the effective date of Mr. Davis’ retirement. Mr. Davis will continue to serve as a director of ETP and ETE.

ETP Operations

Segment Overview and Business Description

Our segments and business are as described below. See Notes 1 and 14 to our consolidated financial statements for additional segment information and the financial information of our segments for our fiscal years ended August 31, 2007, 2006 and 2005.

Natural Gas Operations

The following map depicts the major components of our natural gas operations:

Midstream

Southeast Texas System

•	4,300 miles of natural gas pipeline

•	1 natural gas processing plant (the LaGrange plant) with aggregate capacity of 240 MMcf/d

•	5 natural gas treating facilities with aggregate capacity of 720 MMcf/d

•	3 natural gas conditioning facilities with aggregate capacity of 450 MMcf/d

North Texas System

•	160 miles of natural gas pipeline

•

1 natural gas processing plant (the Godley plant) with current capacity of approximately 300 MMcf/d and construction in progress to increase the aggregate processing capacity to approximately 500 MMcf/d

•	1 natural gas conditioning facility with capacity of 100 MMcf/d

Canyon Gathering System (acquired October 2007)

•	1,800 miles of natural gas pipeline

•	6 natural gas conditioning facilities with aggregate capacity of 90 MMcf/d

Intrastate Transportation Pipelines and Storage Facilities

ET Fuel System

•	Capacity of 3.1 Bcf/d

•	2,200 miles of natural gas pipeline

•	2 storage facilities with 12.4 Bcf of total working capacity

Oasis pipeline

•	Capacity of 1.2 Bcf/d

•	583 miles of natural gas pipeline

•	Connects Waha to Katy market hubs

Houston pipeline system (“HPL System”)

•	Capacity of 4.4 Bcf/d

•	4,400 miles of natural gas pipeline

•	6 natural gas treating facilities with aggregate capacity of 280 MMcf/d

•	Bammel storage facility with 62 Bcf of total working capacity

East Texas pipeline

•	Capacity of 740 MMcf/d

•	168 miles of natural gas pipeline

Interstate Transportation Pipelines

Transwestern pipeline (acquired December 2006)

•	Capacity of 2.1 Bcf/d

•	2,400 miles of interstate natural gas pipeline

Midcontinent Express Pipeline

•	Initial planned capacity of 1.4 Bcf/d

•	500 miles of interstate natural gas pipeline

•	50/50 joint venture with Kinder Morgan

Our Midstream Operations

Our midstream business owns and operates approximately 6,260 miles of in service natural gas gathering pipelines, three natural gas processing plants, five natural gas treating facilities, and ten natural gas conditioning facilities. Our midstream segment focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and our operations are currently concentrated in the Austin Chalk trend of southeast Texas, the Permian Basin of west Texas, the Barnett Shale in north Texas, the Bossier Sands in east Texas, and the Uinta and Piceance Basins in Utah and Colorado.

The midstream segment accounted for approximately 15% of our total consolidated operating income for the year ended August 31, 2007. Our midstream segment results are derived primarily from margins we realize for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems, processed at our processing and treating facilities, and the volumes of NGLs processed at our facilities. We also market natural gas on our pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by our customers. In addition we generate income from limited trading activities, principally from the use of derivatives, in accordance with our commodity risk management policy. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Our midstream segment consists of the following:

•

The Southeast Texas System, a 4,300-mile integrated system located in southeast Texas that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. The system includes the La Grange processing plant, five treating facilities and three conditioning facilities. This system is connected to the Katy Hub through the 168-mile East Texas pipeline and is also connected to the Oasis pipeline, as well as two power plants.

The La Grange processing plant is a cryogenic natural gas processing plant that processes the rich natural gas that flows through our system to produce residue gas and NGLs. The plant has a processing capacity of approximately 240 MMcf/d. Our five treating facilities have an aggregate capacity of 700 MMcf/d. These treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications. Our three conditioning facilities have an aggregate capacity of 450 MMcf/d. These conditioning facilities remove heavy hydrocarbons from the gas gathered into our systems so the gas can be redelivered and meet downstream pipeline hydrocarbon dew point specifications.

•

The North Texas System, a 160-mile integrated system located in four counties in North Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett Shale trend. The system includes our Godley plant, as discussed below.

The Godley plant was built in two phases to process rich natural gas produced from the Barnett Shale and is connected with the North Texas System and the ET Fuel System. The facility consists of a cryogenic processing plant with processing capacity of approximately 300 MMcf/d. Construction is in progress to increase the aggregate processing capacity to approximately 500 MMcf/d. Construction is scheduled to be completed in the third calendar quarter of 2008.

•

The Canyon Gathering System consists of approximately 1,800 miles of gathering pipeline ranging in diameters from two inches to 16 inches in the Piceance-Uinta Basin of Colorado and Utah and six conditioning plants with an aggregated processing capacity of 90 MMcf/d. The system currently gathers approximately 130,000 MMBtu/d from 1,400 wells and is connected to five major pipeline systems.

•

Interests in various midstream assets located in Texas and Louisiana, including the Vantex System, the Rusk County Gathering System, the Whiskey Bay System, and the Chalkley Transmission System. On a combined basis, these assets have a capacity of approximately 550 MMcf/d.

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

Substantially all of our on-system marketing efforts involve natural gas that flows through either the Southeast Texas System or our intrastate transportation pipelines. For the off-system gas, we purchase gas or act as an agent for small independent producers that do not have marketing operations. We develop relationships with natural gas producers to facilitate the purchase of their production on a long-term basis. We believe that this business provides us with strategic insight and market intelligence, which may impact our expansion and acquisition strategy.

Our Intrastate Transportation and Storage Operations

Our intrastate transportation and storage business owns and operates approximately 7,500 miles of natural gas transportation pipelines, three natural gas storage facilities and six natural gas treating facilities.

Through ETC OLP, we own the largest intrastate pipeline system in the United States with interconnects to major consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas between major markets from various natural gas producing areas through connections with other pipeline systems as well as through our Oasis pipeline, our East Texas pipeline, our natural gas pipeline and storage assets that are referred to as the ET Fuel System, and our HPL System, which are described below.

Our intrastate transportation and storage operations accounted for approximately 59% of our total consolidated operating income for the year ended August 31, 2007. The results from our intrastate transportation and storage segment are primarily derived from the fees we charge to transport natural gas on our pipelines, including a fuel retention component. We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies on the HPL System. Generally, we purchase natural gas from either the market (including purchases from our midstream segment’s producer services) or from producers at the wellhead. To the extent the natural gas comes from producers, it is purchased at a discount to a specified price and resold to customers based on an index price.

We also utilize our Bammel storage facility to engage in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time. We generally purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide for a gross profit margin.

Our intrastate transportation and storage segment consists of the following:

•

The ET Fuel System, which serves some of the most active drilling areas in the United States, is comprised of approximately 2,200 miles of intrastate natural gas pipeline and related natural gas storage facilities. With approximately 460 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in east Texas, the three major natural gas trading centers in Texas. The ET Fuel System has total system throughput capacity of approximately 3.3 Bcf/d of natural gas and total working storage capacity of 12.4 Bcf of natural gas.

The ET Fuel System also operates our Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. Included in the ET Fuel System is a significant portion of our recently completed Cleburne to Carthage pipeline that connects our North Texas pipeline (“NTP”), a part of our ET Fuel System, our pipelines in the Barnett Shale region, and our Bethel storage facility to our Texoma pipeline in East Texas.

In addition, the ET Fuel System is connected with our Godley plant. This gives us the ability to bypass the plant when processing margins are unfavorable by blending the un-treated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

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

The Oasis pipeline is integrated with our Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by:

•	providing us with the ability to bypass the La Grange processing plant when processing margins are unfavorable;

•	providing access for natural gas on the Southeast Texas System to other third party supply and market points and interconnecting pipelines; and

•

allowing us to bypass our treating facilities on the Southeast Texas System and blend untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

•

The HPL System is comprised of approximately 4,400 miles of intrastate natural gas pipeline with an aggregate capacity of 4.4 Bcf/d, six treating facilities with aggregate capacity of 280 MMcf/d, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from south Texas, the Gulf Coast of Texas, east Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System also includes 32 miles of the Cleburne to Carthage pipeline from our Texoma pipeline interconnect to the Carthage Hub. The HPL System is well situated to gather gas in many of the major gas producing areas in Texas and has a particularly strong presence in the key Houston Ship Channel and Katy Hub markets, which significantly contributes to our overall ability to play an important role in the Texas natural gas markets. The HPL System is also well positioned to capitalize upon off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and our operation of the Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 62 Bcf and has a peak withdrawal rate of 1.3 Bcf/d. The field also has considerable flexibility during injection periods in that the HPL System has engineered an injection well configuration to provide for a 0.6 Bcf/d peak injection rate. The Bammel storage facility is strategically located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers.

On October 9, 2007, we announced our plan to expand our Cleburne to Carthage pipeline from the Texoma pipeline interconnect to the Carthage Hub (the “Carthage Loop”), adding an additional 500 MMcf/d of capacity to the Carthage Hub. The Carthage Loop is expected to be in service by the third calendar quarter of 2008.

•

The East Texas pipeline is a 168-mile natural gas pipeline that connects three treating facilities, one of which we own, with our Southeast Texas System. This pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansion had an initial capacity of over 400 MMcf/d which increased to the current capacity of 675 MMcf/d with the addition of the Grimes County Compressor Station. Over 500 MMcf/d of pipeline capacity is contracted under long-term agreements.

On October 9, 2007, we announced an expansion (the “Katy expansion”) of our East Texas pipeline with the installation of 56 miles of 36-inch pipeline and the addition of 20,000 horsepower of compression. The Katy expansion will increase the capacity on the East Texas pipeline from approximately 700 MMcf/d to more than 1.1 Bcf/d and is expected to be in service by the third calendar quarter of 2008.

Interstate Transportation Operations

Our interstate transportation segment accounted for approximately 12% of our total consolidated operating income for the year ended August 31, 2007. The results from our interstate transportation segment are primarily derived from the fees earned from natural gas transportation services and operational gas sales. Our interstate transportation operation began in fiscal 2007 with the acquisition of the Transwestern pipeline.

Our interstate transportation segment consists of the following:

•

The Transwestern pipeline, an open-access natural gas interstate pipeline extending approximately 2,400 miles from the gas producing regions of West Texas, eastern and northwest New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwest New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets like Arizona, Nevada and California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce. As a result, Transwestern qualifies as a “natural gas company” under the Natural Gas Act and is subject to the regulatory jurisdiction of FERC, which regulates our interstate natural gas pipeline interests (see “The Midstream and Transportation and Storage Segments – Regulation”). The operating results for Transwestern are included in our results on a consolidated basis as of the acquisition date (December 1, 2006).

During fiscal year 2007, we initiated the Phoenix project, consisting of 260 miles of 42-inch and 36-inch pipeline lateral, with a throughput capacity of 500 MMcf/d, connecting the Phoenix area to Transwestern’s existing mainline at Ash Fork, Arizona and approximately 25 miles of 36-inch pipeline looping of Transwestern’s existing San Juan lateral, adding 375 MMcf/d of capacity. Transwestern filed with the Federal Energy Regulatory Commission (“FERC”) for a certificate of public convenience and necessity on September 15, 2006 in Docket No. CP06-459. The final Environmental Impact Statement was issued by FERC on September 21, 2007. A final FERC certificate is expected in fall 2007, with construction beginning immediately thereafter. The project is expected to be partially in-service in the third calendar quarter of 2008 and completely in-service in the fourth calendar quarter of 2008.

•

A joint development with Kinder Morgan Energy Partners, L.P. for our 50% interest in MEP, an approximately 500-mile interstate natural gas pipeline scheduled to be in service during the second calendar quarter of 2009, that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, that transports natural gas to the significant natural gas markets in the northeast portion of the United States. As of and for the year ended, August 31, 2007, the activity related to MEP was not material to our consolidated results of operations, financial position or cash flows.

Retail Propane Operations

Through HOLP and Titan, we are one of the three largest retail propane marketers in the United States, based on gallons sold. We serve more than one million customers from approximately 440 customer service locations in approximately 40 states. Our propane operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States. Our propane business has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth.

Our retail propane operations accounted for approximately 15% of our total consolidated operating income for the year ended August 31, 2007. The retail propane segment is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which we have no control. We have generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane, but there is no assurance that we will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Consequently, our profitability will be sensitive to changes in wholesale propane prices.

Our propane business is largely seasonal and dependent upon weather conditions in our service areas. Historically, approximately two-thirds of our retail propane volume and substantially all of our propane-related operating income, is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income in the propane segment during the period from October through March of each year, and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Cash flow from operations is generally greatest during our second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to commercial and industrial customers are much less weather sensitive.

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

Business Strategy and Competitive Strengths

The Parent Company Business Strategy

Our current primary business objective is to increase our cash distributions to our Unitholders by actively assisting ETP in executing its business strategy by assisting in identifying, evaluating, and pursuing acquisitions and growth opportunities. In general, we expect that we will allow ETP the first opportunity to pursue any acquisition or internal growth project that may be presented to us which is within the scope of ETP’s operations or business strategy. In the future, we may also support the growth of ETP through the use of our capital resources, which could involve loans, capital contributions or other forms of credit support to ETP. This funding could be used for the acquisition by ETP of a business or asset or for an internal growth project. In addition, the availability of this capital could assist ETP in arranging financing for a project, reducing its financing costs or otherwise supporting a merger or acquisition transaction.

ETP’s Business Strategy and Strengths

ETP’s primary objective is to increase Unitholder distributions and the value of its Common Units. We believe ETP has engaged, and will continue to engage, in a well-balanced plan for growth through acquisitions, internally generated expansion, and measures aimed at increasing the profitability of our existing assets.

ETP intends to continue to operate as a diversified, growth-oriented master limited partnership with a focus on increasing the amount of cash available for distribution on each ETP Common Unit. We believe that by pursuing independent operating and growth strategies for ETP’s natural gas operations and retail propane business, we will be best positioned to achieve our objectives.

We expect that acquisitions in our natural gas operations will be the primary focus of our acquisition strategy going forward, as evidenced by our acquisition of the Transwestern pipeline and Canyon Gathering System, although we will also continue to pursue complementary propane acquisitions, as evidenced by our acquisition of Titan in June 2006. We also anticipate that our natural gas operations will provide internal growth projects of greater scale compared to those available in our propane business, as demonstrated by our Cleburne to Carthage pipeline, the Phoenix project and other recently announced projects.

We believe that we are well-positioned to compete in both the natural gas operations and retail propane industries based on the following strengths:

•

Our enhanced access to capital and financial flexibility will allow us to compete more effectively in acquiring assets and expanding our systems. We expect that our credit facilities and our recent financing transactions will increase our financial flexibility and enhance our access to capital. We believe this will allow us to implement our operating strategies in a timely manner and more effectively compete in acquiring additional assets or expanding our existing systems.

•

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

Natural Gas Operations Business Strategies

Enhance profitability of existing assets. We intend to increase the profitability of our existing asset base by adding new volumes of natural gas under long-term producer commitments, undertaking additional initiatives to enhance utilization and reducing costs by improving operations.

Engage in construction and expansion opportunities. We intend to leverage our existing infrastructure and customer relationships by constructing and expanding systems to meet new or increased demand for midstream and transportation services. These projects include those discussed above and include the construction of the Cleburne to Carthage pipeline, the Phoenix project, the expansion of the processing capacity at our Godley plant, and our Southeast Bossier pipeline connecting the Barnett Shale to our Texoma pipeline. We expect that these expansions will lead to additional growth opportunities in this area.

Increase cash flow from fee-based businesses. Excluding results from our marketing activities, the portion of our gross margin in our natural gas operations attributable to fee-based business has continued to increase. We charge fees for providing midstream services, including gathering, compressing, treating, processing and transmitting natural gas for producers. These fee-based services are dependent on throughput volume and are typically less affected by short-term changes in commodity prices. We intend to seek to increase the percentage of our midstream business conducted with third parties under fee-based arrangements in order to reduce our exposure to changes in the prices of natural gas and NGLs.

Growth through acquisitions. We intend to continue to make strategic acquisitions of midstream, transportation and storage assets in our current areas of operation that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion of our existing and acquired assets. As demonstrated by our acquisitions of the Transwestern pipeline and the Canyon Gathering System, we will also pursue midstream, transportation and storage asset acquisition opportunities in other regions of the U.S. with significant natural gas reserves and high levels of drilling activity, with growing demand for natural gas or that otherwise provide the opportunity to provide our customers with increased flexibility to transport natural gas from additional supply basins and additional markets.

Natural Gas Operations Business Strengths

Our assets provide marketing flexibility through our access to numerous markets and customers. The combination of our Oasis pipeline and our Southeast Texas System provides our customers direct access to the Waha and Katy Hubs and to virtually all other market areas in the United States via interconnections with major intrastate and interstate natural gas pipelines. Furthermore, our Oasis pipeline is tied directly or indirectly to a number of major power generation facilities in Texas as well as several industrial and utility end-users. With the acquisition of the ET Fuel System in June 2004, the HPL System acquisition in January 2005, and the completion of the East Texas pipeline, we have also increased our access to additional power plants, industrial users, municipalities, and co-operatives, and the added storage facilities add flexibility for fuel management services. The completion of the Cleburne to Carthage pipeline and other related projects provides producers with firm capacity out of the Barnett Shale and other major producing areas to all major market hubs in Texas and numerous interstate pipelines. We also provide producers with additional firm access to west coast markets with the acquisition of the Transwestern pipeline.

We have a significant market presence in each of our operating areas. We have a significant market presence in each of our operating areas, which are located in major natural gas producing regions of the United States such as the Barnett Shale. We expect the acquisition of the Transwestern pipeline will provide us with market presence in other prolific gas-producing regions in the western United States. We also expect the acquisition of the Canyon Gathering System will provide us with market presence in the Piceance-Uinta Basins in Colorado and Utah.

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

Our ability to bypass our La Grange and Godley processing plants reduces our commodity price risk. A significant benefit of our ownership of the Oasis pipeline and ET Fuel System is that we can elect not to process natural gas at our processing plants when processing margins (or the difference between NGL sales prices and the cost of natural gas) are unfavorable. Instead of processing the natural gas, we are able to deliver natural gas meeting pipeline quality specifications by blending rich gas, or gas with a high NGL content, from the Southeast Texas System or North Texas

System with lean gas, or gas with a low NGL content, transported on the Oasis pipeline or ET Fuel System. This enables us to sell the blended natural gas for a higher price than we would have been able to realize upon the sale of NGLs if we had to process the natural gas to extract NGLs.

The HPL System enables us to engage in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time. The Bammel natural gas storage facility, acquired when we purchased the HPL System, has a total working gas capacity of approximately 62 Bcf. The reservoir has a peak withdrawal rate of 1.3 Bcf/d and also has considerable flexibility during injection periods in that the HPL System has engineered an injection well configuration to provide for a 600 MMcf/d peak injection rate. Therefore, we are able to purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide for a gross profit margin. In addition, the Bammel natural gas storage facility is strategically located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers.

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

Natural Gas Operations Segments

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

Natural gas has widely varying quality and composition, depending on the field, the formation or the reservoir from which it is produced. The principal constituents of natural gas are methane and ethane, though most natural gas also contains varying amounts of heavier components, such as propane, butane and natural gasoline that may be removed by a number of processing methods. Most raw materials produced at the wellhead are not suitable for long-haul pipeline transportation or commercial use and must be compressed, transported via pipeline to a central processing facility, and then processed to remove the heavier hydrocarbon components and other contaminants that would interfere with pipeline transportation or the end use of the gas.

Demand for natural gas. Natural gas continues to be a critical component of energy consumption in the United States. According to the Energy Information Administration, or the EIA, in its 2007 annual outlook, total domestic consumption of natural gas is expected to increase from an estimated 22.0 Tcf consumed in 2005 to 26.1 Tcf in 2030. During the five-year period ended December 31, 2006, the United States has on average consumed approximately 22.3 Tcf per year, with average domestic production of approximately 23.8 Tcf per year during the same period. The industrial and electricity generation sectors currently account for the largest usage of natural gas in the United States.

Natural gas gathering. The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transportation.

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

Credit Risk and Customers

We have a concentration of customers in natural gas transmission, distribution and marketing as well as industrial end-users and customers in the refining and petrochemical industries. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our purchase and resale of gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be significant to our overall profitability.

During the year ended August 31, 2007, none of our customers individually accounted for more than 10% of midstream, intrastate transportation and storage and interstate segment revenues.

Regulation

Regulation by FERC of Interstate Natural Gas Pipelines. Under the Natural Gas Act (“NGA”), FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” service includes storage service. The Transwestern pipeline transports natural gas in interstate commerce and thus qualifies as a “natural gas company” under the Natural Gas Act and is subject to the regulatory jurisdiction of FERC. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce and its authority to regulate those services includes:

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

On September 29, 2006, Transwestern filed revised tariff sheets under section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. On March 9, 2007, Transwestern filed with the FERC its Stipulation and Agreement of Settlement (“Stipulation and Agreement”) which provides for (i) revised base tariff rates, (ii) the amortization of certain costs, including the Enron Cash Balance Plan, regulatory commission expense, post retirement benefits, the accumulated reserve adjustment regulatory asset, deferred income taxes, and certain non-PCB environmental costs, and (iii) a depreciation rate of 1.20 percent for all transmission plant facilities. On April 27, 2007, the FERC approved the Stipulation and Agreement with an effective date of April 1, 2007. Transwestern’s tariff rates and fuel charges are now final until October 2011, the time stipulated in the settlement for the commencement of a new rate case.

The rates, terms and conditions of service provided by natural gas companies are required to be on file with FERC in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against Transwestern’s FERC-approved rates could have a prospective impact on our revenues associated with providing transmission services on Transwestern’s pipelines.

Failure to comply with the NGA can result in the imposition of administrative, civil and criminal remedies.

Intrastate Pipeline Regulation. Our intrastate natural gas pipeline gathering and operations generally are not subject to rate regulation by FERC under the NGA; however, FERC’s regulation influences certain aspects of our business and the market for our products. In addition, our intrastate natural gas pipeline operations are subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”), where they are located. However, to the extent that our intrastate pipeline systems transport natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”), which regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline and ET Fuel System are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service set forth in the pipeline’s statement of operating conditions are subject to FERC review and approval. Should FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.

In addition, our intrastate natural gas pipeline operations in Texas are subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”), where they are located. Our intrastate pipeline and storage operations in Texas are subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The TRRC has authority to ensure that rates charged by intrastate pipelines for natural gas sales or transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.

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

Pipeline Safety. The states in which we conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities from jurisdiction under that statute. The portions of our facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. The “rural gathering exemption,” however, may be restricted in the future, and it does not apply to our intrastate natural gas pipelines.

Retail Propane Segment

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

Competition

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

Products, Services and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 440 customer service locations in approximately 40 states, concentrated in large part in the western, upper midwestern, northeastern and southeastern regions of the United States.

Typically, customer service locations are found in suburban and rural areas where natural gas is not readily available. Such locations generally consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to our customer service locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck and pumped into a stationary storage tank on the customer’s premises. We also deliver propane to retail customers in portable cylinders. We also deliver propane to certain other bulk end-users of propane in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations and large agricultural accounts.

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

Of the retail gallons we sold, approximately 57% were to residential customers, 30% were to industrial, commercial and agricultural customers, and 13% were to other retail users. Sales to residential customers in the fiscal year ended August 31, 2007 accounted for 57% of total retail gallons sold but accounted for approximately 69% of our gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than the other markets we serve. Industrial, commercial and agricultural sales accounted for 23% of our gross profit from propane sales for the fiscal year ended August 31, 2007, with all other retail users accounting for 8%. No single customer accounts for 10% or more of consolidated revenues.

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

Propane Supply and Storage

Our supplies of propane historically have been readily available from our supply sources. We purchase from over 50 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In the fiscal year ended August 31, 2007, Targa Liquids (“Targa”) and Enterprise Products Operating L.P. (“Enterprise”) provided approximately 23.0%, and 22.0% of our combined total propane supply, respectively. Enterprise is a subsidiary of Enterprise GP Holdings, L.P. (“Enterprise GP”), an entity that owns approximately 17.6% of the outstanding ETE Common Units and a 34.9% non-controlling equity interest in the LE GP and is therefore considered to be an affiliate of us. Titan purchases substantially all of its propane from Enterprise pursuant to an agreement that expires in 2010. Additionally, HOLP has a monthly storage contract with TEPPCO Partners, L.P. (an affiliate of Enterprise).

In addition, M-P Energy Partnership (“M-P Energy”), a Canadian partnership in which our wholly-owned subsidiary, M.P. Oils, Ltd. (“MP Oils”), owned through August 31, 2007 a 60% interest, procured 20.7% of our combined total propane supply during the fiscal year ended August 31, 2007. M-P Energy buys and sells propane for its own account and supplies propane to us for our northern United States operations. ETP sold its interest in MP Oils in October 2007. We have executed a seven-year propane purchase agreement in connection with the sale of MP Oils (see Note 9 to our consolidated financial statements).

We believe that if supplies from Targa or Enterprise were interrupted we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Aside from Targa, Enterprise, and the supply procured by M-P Energy, no single supplier provided more than 10% of our total domestic propane supply during the fiscal year ended August 31, 2007. Although we cannot assure you that supplies of propane will be readily available in the future, we believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices without a material disruption of our operations if supplies are interrupted from any of our existing sources. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

Except for Titan’s supply agreement and the new agreement with MP Oils, we typically enter into one-year supply agreements. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or at the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. We generally have attempted to reduce price risk by purchasing propane on a short-term basis. We have on occasion purchased for future resale significant volumes of propane for storage during periods of low demand, which generally occur during the summer months, at the then current market price, both at our customer service locations and in major storage facilities. We receive our supply of propane predominately through railroad tank cars and common carrier transport.

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

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by us in July 2001 had previously received and responded to a request for information from the U.S. Environmental Protection Agency or “EPA” regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. We have not received any follow-up correspondence from EPA on the matter since our acquisition of the predecessor company in 2001. In addition, through our acquisitions of ongoing businesses, we are currently involved in several remediation projects that have cleanup costs and related liabilities. As of August 31, 2007 an accrual of $13.5 million was recorded in our consolidated balance sheet to cover estimated environmental liabilities including certain matters assumed in connection with our acquisition of the HPL System. We have also recorded a receivable of $0.4 million to account for the predecessor owner’s share of certain environmental liabilities of ETC OLP. In addition, we recorded an accrual of $3.0 million in connection with our acquisition of Titan for the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue for several years is approximately $12.3 million. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

Transwestern continues to incur certain costs related to PCBs that could migrate into customers’ facilities. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing the PCBs. Costs of these remedial activities totaled approximately $0.4 million for the period since acquisition. Future costs cannot be reasonably estimated because remediation activities are undertaken as claims are made by customers and former customers, and accordingly, no accrual has been established for these costs at August 31, 2007. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities could result in fines or penalties, as well as significant remedial obligations. We believe that we are in substantial compliance with the Clean Water Act. Environmental regulations were recently modified for United States Environmental Protection Agency’s Spill Prevention, Control and Countermeasures (“SPCC”) program. We are currently reviewing the impact to our operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but we believe such costs will not have a material adverse effect on our financial position, results of operations or cash flows.

The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose us to civil and criminal enforcement actions. We received a state-issued “Pipeline Facilities” air emissions permit on June 30, 2005 for our Prairie Lea Compressor Station in Caldwell County, Texas, which historically has been designated as a “grandfathered facility” and, thus, was excluded from state air emissions permitting requirements. We currently comply with the terms of this permit and associated regulations requiring specified reductions in nitrogen oxides or “NOx” emissions. During 2006 and 2007 we spent an estimated $3.0 million to modify the compressor engines at the facility. In addition, we have established agency-approved baseline monitoring of NOx emissions from our Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and we have a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. These plans are subject to possible change however, as the non-attainment area is currently transitioning from a 1-hour ozone non-attainment area to an 8-hour ozone non-attainment area, which transition we expect will result in the adoption of further regulations that will perhaps change the extent to which NOx emissions reductions may be required.

Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas”. Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing, or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of our current pipeline integrity testing programs, we estimate that compliance with these federal regulations and analogous state pipeline integrity requirements for our existing transportation assets other than Transwestern pipeline will result in capital costs of $7.9 million during the period between the remainder of calendar year 2007 through 2008, as well as operating and maintenance costs of $13.1 million during that period. During this same time period, we estimate that we will incur pipeline integrity operating and on-going annual maintenance capital costs of $18.7 million with respect to our Transwestern pipeline. Through August 31, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

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

Employees

As of October 7, 2007, we employed 976 people to operate our natural gas operation segments. We employ 4,340 full-time employees to operate our propane segments. Of the propane employees, 64 are represented by labor unions. We believe that our relations with our employees are satisfactory. Historically, our propane operations hire seasonal workers to meet peak winter demands.

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

The amount of cash that ETP can distribute to its partners, including us, each quarter depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter and will depend on, among other things:

•	the amount of natural gas transported through ETP’s transportation pipelines and gathering systems;

•	the level of throughput in its processing and treating operations;

•	the fees it charges and the margins it realizes for its gathering, treating, processing, storage and transportation services;

•	the price of natural gas;

•	the relationship between natural gas and NGL prices;

•	the weather in its operating areas;

•	the cost of the propane it buys for resale and the prices it receives for its propane;

•	the level of competition from other midstream companies, interstate pipeline companies, propane companies and other energy providers;

•	the level of its operating costs;

•	prevailing economic conditions; and

•	the level of ETP’s hedging activities.

In addition, the actual amount of cash that ETP will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures it makes;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	its debt service requirements;

•	fluctuations in its working capital needs;

•	its ability to make working capital borrowings under its credit facilities to make distributions;

•	its ability to access capital markets;

•	restrictions on distributions contained in its debt agreements; and

•	the amount, if any, of cash reserves established by its General Partner in its discretion for the proper conduct of ETP’s business.

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

The source of our earnings and cash flow is cash distributions from ETP. Therefore, the amount of distributions we are currently able to make to our Unitholders may fluctuate based on the level of distributions ETP makes to its partners. ETP may not be able to continue to make quarterly distributions at its current level or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if ETP increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ETP to us.

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

The general partner is not elected by the Unitholders and cannot be removed without its consent.

Unlike the holders of common stock in a corporation, our Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our Unitholders do not have the ability to elect our general partner or the officers or directors of our general partner.

Furthermore, if our Unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3% of our outstanding units. Because affiliates of our general partner (including Enterprise GP Holdings L.P.) own approximately 125.3 million Common Units, representing 56.22% of our outstanding Common Units, it will be particularly difficult for our general partner to be removed without the consent of such affiliates. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

As of August 31, 2007, we had approximately $5.2 billion of consolidated debt outstanding. Our level of indebtedness affects our operations in several ways, including, among other things:

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

•

failure to comply with the various restrictive and affirmative covenants of the credit agreements could negatively impact our ability and the ability of our subsidiaries to incur additional debt and to pay distributions. We are required to measure these financial tests and covenants quarterly and, as of August 31, 2007, we were in compliance with all financial requirements, tests, limitations, and covenants related to financial ratios under our existing credit agreements.

Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.

In addition to our exposure to commodity prices, we have significant exposure to increases in interest rates. As of August 31, 2007, we had approximately $5.2 billion of consolidated debt, of which approximately $2.7 billion was at fixed interest rates and approximately $2.5 billion was at variable interest rates. We have entered interest rate swaps for a total notional amount of $1.6 billion, resulting in a net amount of $0.9 billion of variable-rate debt at August 31, 2007. We may enter into additional interest rate swap arrangements. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

Our partnership agreement allows us to issue an unlimited number of additional limited partner interests, including securities senior to the Common Units, without the approval of our Unitholders. The issuance of additional Common Units or other equity securities by us will have the following effects:

•	our Unitholders’ current proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each Common Unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding Common Unit may be diminished; and

•	the market price of our Common Units may decline.

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

Moreover, we rely on the services of key personnel of ETP, including the ongoing involvement and continued leadership of Kelcy L. Warren, one of the founders of ETP’s midstream business, as well as other key members of ETP’s management team such as Mackie McCrea, President of Midstream Operations, and R. C. Mills, President of Propane Operations. Mr. Warren has been integral to the success of ETP’s midstream and transportation and storage businesses because of his ability to identify and develop strategic business opportunities. Losing his leadership could make it difficult for ETP to identify internal growth projects and accretive acquisitions, which could have a material adverse effect on ETP’s ability to increase the cash distributions paid on its partnership interests.

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

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the “control” of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions in which we do business. In some of the jurisdictions in which we do business, the applicable statutes do not define control, but do permit limited partners to engage in certain activities, including, among other actions, taking any action with respect to the dissolution of the partnership, the sale, exchange, lease or mortgage of any asset of the partnership, the admission or removal of the general partner and the amendment of the partnership agreement. You could, however, be liable for any and all of our obligations as if you were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	your right to act with other Unitholders to take other actions under our partnership agreement is found to constitute “control” of our business.

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

If Energy Transfer Partners GP withdraws or is removed as ETP’s General Partner, then we would lose control over the management and affairs of Energy Transfer Partners, the risk that we would be deemed an investment company under the Investment Company Act of 1940 would be exacerbated and our indirect ownership of the General Partner interests and 100% of the incentive distribution rights in ETP could be cashed out or converted into ETP Common Units at an unattractive valuation.

Under the terms of ETP’s Partnership Agreement, ETP GP will be deemed to have withdrawn as General Partner if, among other things, it:

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

In addition, ETP GP can be removed as ETP’s General Partner if that removal is approved by Unitholders holding at least 66 2/3% of ETP’s outstanding units (including units held by ETP GP and its affiliates).

If ETP GP withdraws from being ETP’s General Partner in compliance with ETP’s partnership agreement or is removed from being ETP’s General Partner under circumstances not involving a final adjudication of actual fraud, gross negligence or willful and wanton misconduct, it may require the successor general partner to purchase its general partner interests, incentive distribution rights and limited partner interests in ETP for fair market value. If ETP GP withdraws from being ETP’s General Partner in violation of ETP’s partnership agreement or is removed from being ETP’s General Partner in circumstances where a court enters a judgment that cannot be appealed finding it liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as ETP’s General Partner, and the successor general partner does not exercise its option to purchase the general partner interests, incentive distribution rights and limited partner interests held by ETP GP in ETP for fair market value, then the general partner interests and incentive distribution rights held by ETP GP in ETP could be converted into limited partner interests pursuant to a valuation performed by an investment banking firm or other independent expert. Under any of the foregoing scenarios, ETP GP would lose control over the management and affairs of ETP, thereby increasing the risk that we would be deemed an investment company subject to regulation under the Investment Company Act of 1940. In addition, our indirect ownership of the general partner interests and 100% of the incentive distribution rights in ETP, to which a significant portion of the value of our Common Units is currently attributable, could be cashed out or converted into ETP Common Units at an unattractive valuation.

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

As of August 31, 2007, we owned approximately 62.5 million Common Units of ETP. If we were to sell and/or distribute our ETP Common Units to the holders of our equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of ETP’s outstanding Common Units and our receipt of distributions.

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

At August 31, 2007, our consolidated balance sheet reflected $748.0 million of goodwill and $211.7 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ equity and balance sheet leverage as measured by debt to total capitalization.

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

The risk of competition with affiliates of our General Partner has increased.

Our partnership agreement provides that our General Partner will be restricted from engaging in any business activities other than acting as our General Partner and those activities incidental to its ownership of interests in us. Except as provided in our partnership agreement, affiliates of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. On May 7, 2007, Enterprise GP Holdings L.P. acquired a 34.9% non-controlling equity interest in our General Partner. Enterprise GP Holdings L.P. and its subsidiaries are a North American midstream energy business. As a result, there is greater risk that competition with affiliates of our General Partner could occur, which could adversely impact our results of operations and cash available for distribution.

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

If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of August 31, 2007, affiliates of our General Partner excluding Enterprise GP Holdings, L.P. own approximately 38.7% of our Common Units.

We own an interstate pipeline that is subject to rate regulation by the Federal Energy Regulatory Commission and, in the event that 15% or more of our outstanding Common Units, in the aggregate, are held by persons who are not eligible holders, Common Units held by persons who are not eligible holders will be subject to the possibility of redemption at the then-current market price.

We own an interstate pipeline that is subject to rate regulation of the Federal Energy Regulatory Commission, or FERC, and as a result our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our Unitholders, that would require transferees of Common Units and, upon the request of our General Partner, existing holders of our Common Units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to utilize a federal income tax expense as a component of the pipeline’s rate base upon which tariffs may be established under FERC rate-making policies applicable to entities that pass-through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented and 15% or more of our outstanding Common Units are held by persons who are not Eligible Holders, we will have the right to redeem the units held by persons who are not Eligible Holders at the then-current market price. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

The profitability of ETP’s midstream and intrastate transportation and storage operations are, to an extent, dependent upon natural gas commodity prices, price spreads between two or more physical locations and market demand for natural gas and NGLs, which are factors beyond ETP’s control and have been volatile.

Income from ETP’s midstream and intrastate transportation and storage operations are exposed to risks due to fluctuations in commodity prices. For a portion of the natural gas gathered at the North Texas System, Southeast Texas System and at ETP’s HPL System, ETP purchases natural gas from producers at the wellhead at a price that is at a discount to a specified index price and then gathers and delivers the natural gas to pipelines where ETP typically resells the natural gas at the index price or gas daily average. Generally, the gross margins ETP realizes under these discount-to-index arrangements decrease in periods of low natural gas prices because these gross margins are based on a percentage of the index price.

For a portion of the natural gas gathered and processed at the North Texas System and Southeast Texas System, ETP enters into percentage-of-proceeds arrangements, keep-whole arrangements, and processing fee agreements pursuant to which ETP agrees to gather and process natural gas received from the producers. Under percentage-of-proceeds arrangements, ETP generally sells the residue gas and NGLs at market prices and remits to the producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, ETP delivers an agreed upon percentage of the residue gas and NGL volumes to the producer and sells the volumes it keeps to third parties at market prices. Under these arrangements, ETP’s revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have an adverse effect on ETP’s results of operations. Under keep-whole arrangements, ETP generally sells the NGLs produced from its gathering and processing operations to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, ETP must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, ETP’s revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs if ETP is not able to bypass its processing plants and sell the unprocessed natural gas. Under processing fee agreements, we process the gas for a fee. If recoveries are less than those guaranteed the producer, we may suffer a loss by having to supply liquids or its cash equivalent to keep the producer whole with regard to contractual recoveries.

In the past, the prices of natural gas and NGLs have been extremely volatile, and ETP expects this volatility to continue. For example, during ETP’s fiscal year ended August 31, 2007, the NYMEX settlement price for the prompt month contract ranged from a high of $8.87 per MMBtu to a low of $4.20 per MMBtu. A composite of the Mt. Belvieu average NGLs price based upon ETP’s average NGLs composition during ETP’s fiscal year ended August 31, 2007 ranged from a high of approximately $1.15 per gallon to a low of approximately $0.83 per gallon. Natural gas prices are subject to significant fluctuations, and ETP cannot assure you that natural gas prices will remain at the high levels recently experienced.

ETP’s Oasis pipeline, East Texas pipeline, ET Fuel System and HPL System receive fees for transporting natural gas for its customers. Although a significant amount of the pipeline capacity of the East Texas pipeline and various pipeline segments of the ET Fuel System is committed under long-term fee-based contracts, the remaining capacity of ETP’s transportation pipelines is subject to fluctuation in demand based on the markets and prices for natural gas and NGLs, which factors may result in decisions by natural gas producers to reduce production of natural gas during periods of lower prices for natural gas and NGLs or may result in decisions by end users of natural gas and NGLs to reduce consumption of these fuels during periods of higher prices for these fuels. ETP’s fuel retention fees are also directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase ETP’s fuel retention fees, and decreases in natural gas prices tend to decrease its fuel retention fees.

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

From time to time, ETP has sought to limit a portion of the adverse effects resulting from changes in natural gas and other commodity prices and interest rates by using derivative financial instruments and other hedging mechanisms and by the activities ETP conducts in its trading operations. To the extent that ETP hedges its commodity price and interest rate exposures, it foregoes the benefits it would otherwise experience if commodity prices or interest rates were to change in ETP’s favor. In addition, even though monitored by management, ETP’s hedging and trading activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to our physical or financial positions, or hedging policies and procedures are not followed.

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

Transwestern derives a significant portion of its revenue from charges to its customers for reservation of capacity, which charges Transwestern receives regardless of whether these customers actually use the reserved capacity. Transwestern also generates revenue from transportation of natural gas for customers without reserved capacity. As the reserves available through the supply basins connected to Transwestern’s systems naturally decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission or a decrease in demand for natural gas transportation on the Transwestern system over the long run. Investments by third parties in the development of new natural gas reserves connected to Transwestern’s facilities depend on many factors beyond Transwestern’s control.

The volumes of natural gas ETP transports on its intrastate transportation pipelines may be reduced in the event that the prices at which natural gas is purchased and sold at the Waha Hub, the Katy Hub, the Carthage Hub and the Houston Ship Channel Hub, the four major natural gas trading hubs served by ETP’s pipelines, become unfavorable in relation to prices for natural gas at other natural gas trading hubs or in other markets as customers may elect to transport their natural gas to these other hubs or markets using pipelines other than those ETP operates.

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

ETP’s results of operations and its ability to grow and to increase distributions to Unitholders will depend in part on its ability to make acquisitions that are accretive to ETP’s distributable cash flow per unit.

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

Furthermore, even if ETP consummates acquisitions that it believes will be accretive, those acquisitions may in fact adversely affect its results of operations or result in a decrease in distributable cash flow per unit. Any acquisition involves potential risks, including the risk that ETP may:

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

If ETP does not continue to construct new pipelines, its future growth could be limited.

During the past several years, ETP has constructed several new pipelines, and ETP is currently involved in constructing several new pipelines. ETP’s results of operations and its ability to grow and to increase distributable cash flow per unit will depend, in part, on its ability to construct pipelines that are accretive to ETP’s distributable cash flow. ETP may be unable to construct pipelines that are accretive to distributable cash flow for any of the following reasons, among others:

•	ETP is unable to identify pipeline construction opportunities with favorable projected financial returns;

•	ETP is unable to raise financing for its identified pipeline construction opportunities; or

•	ETP is unable to secure sufficient natural gas transportation commitments from potential customers due to competition from other pipeline construction projects or for other reasons.

Furthermore, even if ETP constructs a pipeline that it believes will be accretive, the pipeline may in fact adversely affect its results of operations or results from those projected prior to commencement of construction and other factors.

Expanding ETP’s business by constructing new pipelines and treating and processing facilities subjects it to risks.

One of the ways that ETP has grown its business is through the construction of additions to its existing gathering, compression, treating, processing and transportation systems. The construction of a new pipeline or the expansion of an existing pipeline, by adding additional compression capabilities or by adding a second pipeline along an existing pipeline, and the construction of new processing or treating facilities, involve numerous regulatory, environmental, political and legal uncertainties beyond ETP’s control and require the expenditure of significant amounts of capital that ETP will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If ETP undertakes these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, ETP’s revenues may not increase immediately following the completion of particular projects. For instance, if ETP builds a new pipeline, the construction will occur over an extended period of time, but ETP may not materially increase its revenues until long after the project’s completion. Moreover, ETP may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve ETP’s expected investment return, which could adversely affect its results of operations and financial condition. As a result, the success of a pipeline construction project will likely depend upon the level of natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as ETP’s ability to obtain commitments from producers in this area to utilize the newly constructed pipelines.

ETP depends on certain key producers for its supply of natural gas on the Southeast Texas System and North Texas System, and the loss of any of these key producers could adversely affect its financial results.

For ETP’s fiscal year ended August 31, 2007, ConocoPhillips Company, Enervest Operating, L.L.C, Encana Oil and Gas (USA) Inc., and Lear Energy, LP supplied ETP with approximately 90% of the Southeast Texas System’s natural gas supply. For ETP’s fiscal year ended August 31, 2007, Encana Oil and Gas (USA), Inc., EOG Resources, Inc., XTO Energy Inc., and Chesapeake Energy Marketing, Inc. supplied ETP with approximately 80% of the North Texas System’s natural gas supply. ETP is not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply ETP, ETP would be adversely affected unless it was able to acquire comparable supplies of natural gas from other producers.

ETP depends on key customers to transport natural gas on its East Texas pipeline, ET Fuel System and HPL System.

ETP has nine- and ten-year fee-based transportation contracts with XTO Energy, Inc. pursuant to which XTO Energy has committed to transport certain minimum volumes of natural gas on ETP’s pipelines. ETP also has an eight-year fee-based transportation contract with TXU Portfolio Management Company, L.P., a subsidiary of TXU Corp., which is referred to as TXU Shipper, to transport natural gas on the ET Fuel System to TXU’s electric generating power plants. ETP has also entered into two eight-year natural gas storage contracts with TXU Shipper to store natural gas at the two natural gas storage facilities that are part of the ET Fuel System. Each of the contracts with TXU Shipper may be extended by TXU Shipper for two additional five-year terms. The failure of XTO Energy or TXU Shipper to fulfill their contractual obligations under these contracts could have a material adverse effect on ETP’s cash flow and results of operations if ETP was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

ETP completed its Cleburne to Carthage pipeline in April 2007. The major shippers through the Cleburne to Carthage pipeline expansion to interstate and intrastate markets are XTO Energy, Inc., EOG Resources, Inc., Chesapeake Energy Marketing, Inc., Encana Marketing (USA), Inc., Quicksilver Resources, Inc., and Leor Energy, L.P. These shippers have long-term contracts ranging from five to 10 years. The failure of these shippers to fulfill their contractual obligations could have a material adverse effect on ETP’s cash flow and results of operations if ETP was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

Federal, state or local regulatory measures could adversely affect ETP’s business.

ETP’s midstream and intrastate transportation and storage operations are generally exempt from Federal Energy Regulatory Commission, or (“FERC”), regulation under the NGA, but FERC regulation still significantly affects ETP’s business and the market for its products. The rates, terms and conditions of some of the transportation and storage services ETP provides on the HPL System, the Oasis pipeline and the ET Fuel System are subject to FERC regulation under Section 311 of the Natural Gas Policy Act, or NGPA. Under Section 311, rates charged for transportation and storage must be fair and equitable amounts. Amounts collected in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service, set forth in the pipeline’s Statement of Operating Conditions, are subject to FERC review and approval. Should FERC determine not to authorize rates equal to or greater than our currently approved rates, we may suffer a loss of revenue. Failure to observe the service limitations applicable to storage and transportation service under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status and/or the imposition of administrative, civil and criminal penalties.

ETP’s intrastate natural gas transportation and storage facilities are subject to state regulation in Texas, New Mexico, Arizona, Louisiana, Utah and Colorado the states in which ETP operates these types of pipelines. ETP’s intrastate transportation facilities located in Texas are subject to regulation as common purchasers and as gas utilities by the Texas Railroad Commission, or TRRC. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates ETP charges for transportation and storage services are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, ETP’s business may be adversely affected.

ETP’s midstream gathering, processing and intrastate transportation operations are also subject to ratable take and common purchaser statutes in Texas, New Mexico, Arizona, Louisiana, Utah and Colorado. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting ETP’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which ETP operates have adopted complaint-based or other limited economic regulation of natural gas gathering activities. States in which ETP operates that have adopted some form of complaint-based regulation, like Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering rates and access. Other state and local regulations also affect ETP’s business.

ETP’s storage facilities are also subject to the jurisdiction of the TRRC. Generally, the TRRC has jurisdiction over all underground storage of natural gas in Texas, unless the facility is part of an interstate gas pipeline facility. Because the natural gas storage facilities of the ET Fuel System and the HPL System are only connected to intrastate gas pipelines, they fall within the TRRC’s jurisdiction and must be operated pursuant to TRRC permit. Certain changes in ownership or operation of TRCC-jurisdictional storage facilities, such as facility expansions and increases in the maximum operating pressure, must be approved by the TRRC through an amendment to the facility’s existing permit. In addition, the TRRC must approve transfers of the permits. Texas laws and regulations also require all natural gas storage facilities to be operated to prevent waste, the uncontrolled escape of gas, pollution and danger to life or property. Accordingly, the TRRC requires natural gas storage facilities to implement certain safety, monitoring, reporting and record-keeping measures. Violations of the terms and provisions of a TRRC permit or a TRRC order or regulation can result in the modification, cancellation or suspension of an operating permit and/or civil penalties, injunctive relief, or both.

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

The FERC and CFTC are pursuing legal actions against ETP relating to certain natural gas trading and transportation activities, and related third party claims have been filed against us and ETP.

On July 26, 2007, the Federal Energy Regulatory Commission (the “FERC”) issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 though August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by the McGraw – Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub in west Texas on certain dates in December 2005. The FERC’s action against ETP also includes allegations related to ETP’s Oasis pipeline, an intrastate pipeline that transports natural gas between the Waha Hub and the Katy Hub near Houston, Texas. The Oasis pipeline also transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority, and subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end-users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

In its Order and Notice, the FERC is seeking $70.1 million in disgorgement of profits, plus interest, and $97.5 million in civil penalties relating to these matters. The FERC ordered ETP to show cause why the allegations against ETP made in the Order and Notice are not true. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. In its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation, or three times the profit gained from each violation, and other ancillary relief. The CFTC has not specified the number of alleged violations or the amount of alleged profit related to the matters specified in its complaint. On October 15, 2007, ETP filed a motion to dismiss in the United State District Court for the Northern District of Texas on the basis that the CFTC has not stated a valid cause of action under the Commodity Exchange Act.

It is ETP’s position that its trading and transportation activities during the periods at issue complied in all material respects with applicable laws and regulations, and ETP intends to contest these cases vigorously. However, the laws and regulations related to alleged market manipulation are vague, subject to broad interpretation, and offer little guiding precedent, while at the same time the FERC and CFTC hold substantial enforcement authority. At this time, neither we nor ETP is able to predict the final outcome of these matters.

In addition to the FERC and CFTC legal actions, it is also possible that third parties will assert claims against ETP and ETE for damages related to these matters, which parties could include natural gas producers, royalty owners, taxing authorities, and parties to physical natural gas contracts and financial derivatives based on the Platts Inside FERC Houston Ship Channel index during the periods in question. In this regard, two natural gas producers have initiated legal proceedings against ETP and ETE for claims related to the FERC and CFTC claims. One of the producers has brought suit in Texas state court against ETP and ETE based on contractual and tort claims relating to alleged manipulation of natural gas prices at the Waha Hub in West Texas and the Houston Ship Channel and is seeking unspecified direct, indirect, consequential and punitive damages. The second producer has brought suit in Texas state court against ETP and ETE based on contract and tort claims relating to a natural gas purchase contract to which ETP and this producer are parties. This producer seeks unspecified damages and requests pre-arbitration discovery of information related to ETP’s activities prior to further pursuing a claim for manipulation of natural gas prices in the Houston Ship Channel. The producer also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs. In addition, a plaintiff has filed a putative class action against ETP in the United States District Court for the Southern District of Texas. This suit alleges that ETP unlawfully manipulated the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act, that ETP has the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, Waha, and Permian hubs, in order to benefit ETP’s natural gas physical and financial trading positions. The suit alleges that this unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels between December 29, 2003 and December 31, 2005, causing unspecified damages to plaintiff and all others who purchased and/or sold natural gas futures and options contracts on NYMEX during that period.

We are expensing the legal fees, consultants’ fees and related expenses relating to these matters in the periods in which such expenses are incurred. In addition, our existing accruals for litigation and contingencies include an accrual related to these matters. At this time, we are unable to predict the outcome of these matters; however, it is possible that the amount we become obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of our existing accrual related to these matters. In accordance with applicable accounting standards, we will review the amount of our accrual related to these matters as developments related to these matters occur and we will adjust our accrual if we determine that it is probable that the amount we may ultimately become obligated to pay as a result of the final resolution of these matters is greater than the amount of our existing accrual for these matters. As our accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce our cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, we may experience a material adverse impact on our results of operations, cash available for distribution and our liquidity.

Transwestern is subject to laws, regulations and policies governing the rates that it is allowed to charge for its services.

Laws, regulations and policies governing interstate natural gas pipeline rates could affect Transwestern’s ability to establish rates, to charge rates that would cover future increases in its costs, or to continue to collect rates that cover current costs. Natural gas companies must charge rates that are deemed to be just and reasonable by FERC. The rates, terms and conditions of service provided by natural gas companies are required to be on file with FERC in FERC-approved tariffs. Pursuant to the Natural Gas Act, existing rates may be challenged by complaint and rate increases proposed by the natural gas company may be challenged by protest. Further, other than for rates set under market-based rate authority, rates must be cost-based and the FERC may order refunds of amounts collected under rates that were in excess of a just and reasonable level. Transwestern filed a general rate case in September 2006. The rates in this proceeding were settled and are final and no longer subject to refund. Transwestern is not required to file new cost-based rates until October 2011. In addition, shippers (other than shippers who have agreed not to challenge our tariff rates through 2010 pursuant to our recent settlement agreement with these shippers) may challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint. Any successful complaint or protest against Transwestern’s rates could reduce our revenues associated with providing transmission services on a prospective basis. We cannot assure you that we will be able to recover all of Transwestern’s costs through existing or future rates.

The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes in their regulated rates has been subject to extensive litigation before FERC and the courts, and the FERC’s current policy is subject to future refinement or change.

The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before FERC and the courts for a number of years. In July 2004, the D.C. Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of an interstate petroleum products pipeline, Santa Fe Pacific Pipeline, or SFPP, were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification to those rates. The Court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its Unitholders were corporations subject to income tax. In May and June 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as, or owned by, tax-pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC issued its first case-specific oil pipeline review of the income tax allowance issues in the SFPP proceeding, reaffirming its new income tax allowance policy and directing SFPP to provide certain evidence necessary for the pipeline to determine its income allowance. Further, in the December 2005 order, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing submitted in March 2006. In December 2006, the FERC ruled on some of the issues raised as to the March 2006 SFPP compliance filing, upholding most of its determinations in the December 2005 order. FERC did revise its rebuttable presumption as to corporate partners’ marginal tax rate from 35% to 34%. The FERC’s BP West Coast remand decision and the new income tax allowance policy were appealed to the D.C. Circuit. In May 2007, the D.C. Circuit affirmed FERC’s favorable income tax allowance policy. As a result, we remain eligible to include an allowance in the tariff rates we charge for natural gas transportation on our Transwestern interstate pipeline system, subject to our ability to demonstrate compliance with FERC’s policy. The specific terms and application of that policy remain subject to future refinement or change by FERC and the courts. As FERC has recently approved ETP’s tariff rates specified in a settlement agreement with shippers, the allowance for income taxes as a cost-of-service element in ETP’s tariff rates is not subject to challenge prior to the expiration of ETP’s settlement agreement in 2011.

Transwestern is subject to laws, regulations and policies governing terms and conditions of service, which control many aspects of its business.

In addition to rate oversight, FERC’s regulatory authority extends to many other aspects of Transwestern’s business and operations, including:

•	operating terms and conditions of service;

•	the types of services Transwestern may offer to its customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	reporting and information posting requirements;

•	accounts and records; and

•	relationships with affiliated companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome. Future changes to laws, regulations and policies in these areas may impair Transwestern’s ability to compete for business or increase the cost and burden of operation.

Failure to comply with all applicable FERC-administered statutes, rules, regulations and orders, could bring substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1.0 million per day for each violation.

Finally, we cannot give any assurance regarding the likely future regulations under which we will operate Transwestern or the effect such regulation could have on our business, financial condition, and results of operations.

ETP’s business involves hazardous substances and may be adversely affected by environmental regulation.

ETP’s natural gas, as well as its propane operations are subject to stringent federal, state, and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits for its operations, result in capital expenditures to manage, limit, or prevent emissions, discharges, or releases of various materials from ETP’s pipelines, plants, and facilities, and impose substantial liabilities for pollution resulting from its operations. Several governmental authorities, such as the U.S. Environmental Protection Agency or EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.

ETP may incur substantial environmental costs and liabilities because the underlying risks are inherent to its operations. Joint and several, strict liability may be incurred under environmental laws and regulations in connection with discharges or releases of petroleum hydrocarbons or wastes on, under, or from its properties and facilities, many of which have been used for industrial activities for a number of years. Private parties, including the owners of properties through which ETP’s gathering systems pass or facilities where its petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. The total accrued future estimated cost of remediation activities relating to ETP’s Transwestern pipeline operations is approximately $12.3 million, which activities are expected to continue for several years.

Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport disposal or remediation requirements could have a material adverse effect on ETP’s operations or financial position. For instance, the Texas Commission on Environmental Quality, or TCEQ, recently adopted a rule further restricting the level of nitrogen oxides, or NOx, that may be emitted from stationary gas-fired reciprocating internal combustion engines located in counties comprising the Dallas-Fort Worth eight hour ozone non-attainment area. As a result of the adoption of this rule, by March 1, 2009, ETP must either modify or replace seven owned and 21 leased compressor units currently located in the Dallas-Fort Worth non-attainment area that do not satisfy the TCEQ’s new, more stringent NOx emission limitations. ETP is evaluating its options to comply with this rule and thus the costs to comply currently are not reasonably estimable but such costs ultimately could be material to the operations of ETP. Also, the U.S. Congress is actively considering legislation and more than a dozen states have already taken legal measures to reduce emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere. Moreover, the U.S. Supreme Court recently decided, in Massachusetts, et al. v. EPA, that greenhouse gases fall within the federal Clean Air Act’s definition of “air pollutant,” which could result in the regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services.

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

ETP experiences competition in all of its markets. ETP’s principal areas of competition include obtaining natural gas supplies for the Southeast Texas System, North Texas System and HPL System and natural gas transportation customers for its transportation pipeline systems. ETP’s competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. The Southeast Texas System competes with natural gas gathering and processing systems owned by DCP Midstream, LLC. The North Texas System competes with Crosstex North Texas Gathering, LP and Devon Gas Services, LP for gathering and processing. The East Texas pipeline competes with other natural gas transportation pipelines that serve the Bossier Sands area in east Texas and the Barnett Shale region in north Texas. The ET Fuel System and the Oasis pipeline compete with a number of other natural gas pipelines, including interstate and intrastate pipelines that link the Waha Hub. The ET Fuel System competes with other natural gas transportation pipelines serving the Dallas/Ft. Worth area and other pipelines that serve the east central Texas and south Texas markets. Pipelines that ETP competes with in these areas include those owned by Atmos Energy Corporation, Enterprise Products Partners, L.P., and Enbridge, Inc. Some of ETP’s competitors may have greater financial resources and access to larger natural gas supplies than it does.

The acquisitions of the HPL System and the Transwestern pipeline increased the number of interstate pipelines and natural gas markets to which ETP has access and expanded its principal areas of competition to areas such as southeast Texas and the Texas Gulf Coast. As a result of ETP’s expanded market presence and diversification, ETP faces additional competitors, such as major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas, that may have greater financial resources and access to larger natural gas supplies than ETP does.

The interstate pipeline business of Transwestern competes with those of other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service. Natural gas competes with other forms of energy available to our customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the levels of natural gas transportation volumes in the areas served by our pipelines.

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

Transwestern’s ability to operate its pipeline system on certain lands held in trust by the United States for the benefit of a Native American Tribe, which we refer to as tribal lands, will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way on those tribal lands. Securing additional rights-of-way is also critical to Transwestern’s ability to pursue expansion projects. We cannot provide any assurance that Transwestern will be able to acquire new rights-of-way on tribal lands or maintain access to existing rights-of-way upon the expiration of the current grants. Our financial position could be adversely affected if the costs of new or extended right-of-way grants cannot be recovered in rates.

ETP is exposed to the credit risk of its customers, and an increase in the nonpayment and nonperformance by its customers could reduce its ability to make distributions to its Unitholders, including to us.

The risks of nonpayment and nonperformance by ETP’s customers are a major concern in its business. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. ETP is subject to risks of loss resulting from nonpayment or nonperformance by its customers. Any substantial increase in the nonpayment and nonperformance by ETP’s customers could reduce its ability to make distributions to its Unitholders, including to us.

ETP may be unable to bypass the processing plants, which could expose it to the risk of unfavorable processing margins.

Because of ETP’s ownership of the Oasis pipeline and ET Fuel System, it can generally elect to bypass the processing plant when processing margins are unfavorable and instead deliver pipeline-quality gas by blending rich gas from the gathering systems with lean gas transported on the Oasis pipeline and ET Fuel System. In some circumstances, such as when ETP does not have a sufficient amount of lean gas to blend with the volume of rich gas that it receives at the processing plant, ETP may have to process the rich gas. If ETP has to process when processing margins are unfavorable, its results of operations will be adversely affected.

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

For ETP’s fiscal year ended August 31, 2007, approximately 22.4% of its sales of natural gas were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are increasingly reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are many companies of greatly varying size and financial capacity that compete with ETP in the marketing of natural gas, ETP often competes in the end-user and utilities markets primarily on the basis of price. The inability of ETP’s management to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on ETP’s profitability.

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

ETP’s operations are subject to regulation by the U.S. Department of Transportation, or DOT, under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Based on the results of ETP’s current pipeline integrity testing programs, ETP estimates that compliance with these federal regulations and analogous state pipeline integrity requirements for its existing transportation assets other than the Transwestern pipeline will result in capital costs of $7.9 million during the period between the remainder of calendar year 2007 through 2008, as well as operating and maintenance costs of $13.1 million during that period. During this same time period, ETP estimates that it will incur pipeline integrity operating and on-going annual maintenance capital costs of $18.7 million with respect to its Transwestern pipeline. Through August 31, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Through August 31, 2007, a total of $13.4 million of capital costs and $11.8 million of operating and maintenance costs have been incurred for pipeline integrity testing for transportation assets other than Transwestern. Through August 31, 2007, a total of $2.9 million of capital costs and $0.1 million of operating and maintenance costs have been incurred for pipeline integrity testing for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

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

If one or more facilities that are owned by ETP or that deliver natural gas or other products to ETP are damaged by severe weather or any other disaster, accident, catastrophe or event, ETP’s operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply ETP’s facilities or other stoppages arising from factors beyond its control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by ETP’s operations, or which causes it to make significant expenditures not covered by insurance, could reduce ETP’s cash available for paying distributions to its Unitholders, including ETE and, accordingly, adversely affect the market price of ETP’s Common Units.

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

During fiscal 2007, ETP purchased approximately 23% and 22% of our propane from Targa Liquids and Enterprise, respectively. In addition, we purchased approximately 21% of our propane from M-P Energy Partnership, a Canadian partnership in which we owned through August 31, 2007 a 60% interest. Enterprise is a subsidiary of Enterprise GP, an entity that owns approximately 17.6% of ETE’s outstanding Common Units and a 34.9% non-controlling interest in the General Partner of ETE, and is therefore considered to be an affiliate of us. Titan purchases substantially all of its propane from Enterprise pursuant to an agreement that expires in 2010. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Supply from Canada is subject to the additional risk of disruption associated with foreign trade such as trade restrictions, shipping delays and political, regulatory and economic instability.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us or ETP as a corporation or if we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to Unitholders.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and we would likely pay additional state income taxes as well. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.

If ETP were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deduction or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units. Current law may change, causing us or ETP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or ETP to entity-level taxation. For example, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us or ETP as an entity, the cash available for distribution to our Unitholders would be reduced.

The tax treatment of our structure is subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of Unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our Common Units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d). It is possible that these efforts could result in changes to the existing U.S. federal tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

If the IRS contests the federal income tax positions we or ETP takes, the market for our Common Units or ETP Common Units may be adversely affected, and the costs of any such contest will reduce cash available for distributions to our Unitholders.

The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we or ETP take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we or ETP take. A court may not agree with some or all of our counsel’s conclusions or the positions we or ETP take. Any contest with the IRS may materially and adversely impact the market for our Common Units or ETP’s Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us or ETP, and therefore indirectly by us, as a Unitholder and as the owner of the general partner of ETP, reducing the cash available for distribution to our Unitholders.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our Unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, Unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from the taxation of their share of our taxable income. In such case, Unitholders would still be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income regardless of the amount, if any, of any cash distributions they receive from us.

Tax gain or loss on disposition of our Common Units could be more or less than expected.

If Unitholders sell their Common Units, they will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those Common Units. Because distributions in excess of the Unitholder’s allocable share of our net taxable income decrease the Unitholder’s tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to the Unitholder if they sell such units at a price greater than their tax basis in those units, even if the price received is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if a Unitholder sells units, the Unitholders may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.

Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our Common Units.

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

When we or ETP issue additional units or engage in certain other transactions, ETP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of ETP’s Unitholders and us. Although ETP may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, ETP makes many of the fair market value estimates of its assets itself using a methodology based on the market value of its Common Units as a means to measure the fair market value of its assets. ETP’s methodology may be viewed as understating the value of ETP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ETP Unitholders and us, which may be unfavorable to such ETP Unitholders. Moreover, under our current valuation methods, subsequent purchasers of our Common Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ETP’s tangible assets and a lesser portion allocated to ETP’s intangible assets. The IRS may challenge ETP’s valuation methods, or our or ETP’s allocation of Section 743(b) adjustment attributable to ETP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ETP’s Unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.

Our partnership will be considered to have terminated for federal income tax purposes if transfers of units within a twelve month period constitute the sale or exchange of 50% or more of our capital and profit interests. In order to determine whether a sale or exchange of 50% or more of capital and profits interests has occurred, we review information available to us regarding transactions involving transfers of our units, including reported transfers of units by our affiliates and sales of units pursuant to trading activity in the public markets; however, the information we are able to obtain is generally not sufficient to make a definitive determination, on a current basis, of whether there have been sales and exchanges of 50% or more of our capital and profits interests within the prior twelve month period, and we may not have all of the information necessary to make this determination until several months following the time of the transfers that would cause the 50% threshold to be exceeded.

Based on the information currently available to us, we believe and intend to take the position that the sale of our Common Units by Ray C. Davis and Natural Gas Partners VI, L.P. to Enterprise GP Holdings, L.P. on May 7, 2007, together with all other Common Units sold within the prior twelve months, represented a sale or exchange of 50% or more of the total interest in our capital and profits interests and resulted in our termination and immediate reconstitution as a new partnership for federal income tax purposes. Moreover, our termination resulted in a deemed transfer of all of our interests in ETP, causing a termination of ETP’s partnership for federal income tax purposes. These terminations do not affect our classification or the classification of ETP as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” or the “qualifying income” of ETP for federal income tax purposes. The closing of our taxable years will result in us and ETP both filing two tax returns (and Unitholders receiving two Schedule K-1’s) for one fiscal year. Moreover, these terminations will require both us and ETP to close our taxable years and to make new elections as to various tax matters. In addition, ETP will be required to reset the depreciation schedule for its depreciable assets for federal income tax purposes. The resetting of ETP’s depreciation schedule will result in a deferral of the depreciation deductions allowable in computing the taxable income allocated to the Unitholders of ETP (including Heritage Holdings as the holder of our Class E units) and, consequently, to our Unitholders. However, elections ETP and ETE will make with respect to the amortization of certain intangible assets should have the effect of reducing the amount of taxable income that would otherwise be allocated to ETE Unitholders.

We believe that the net effect of our tax termination and the tax termination of ETP will be an allocation for the 2007 calendar year of (i) an increased amount of taxable income as a percentage of the cash distributed to our Unitholders who acquired their units prior to our initial public offering in February 2006 and (ii) a decrease in the amount of taxable income as a percentage of the cash distributed to our Unitholders who purchased their units on or after the date of our initial public offering in February 2006. We estimate, based on our current distribution levels and various assumptions regarding the gross income and capital expenditures of ETP, that a Unitholder who purchased our units on the date of our initial public offering or a new purchaser of our units would be allocated taxable income of less than 10% of the cash distributed to them for the 2008 calendar year. In the case of a Unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our income or loss being includable in their taxable income for the year of termination.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our Common Units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Substantially all of our pipelines, which are located in Arizona, New Mexico, Colorado, Utah, Texas and Louisiana, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee.

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

We own one office building for our executive office in Dallas, Texas and one office building in Helena, Montana for the administration of our propane operations. We also lease office facilities in Houston, Texas, San Antonio, Texas, Florence, Kentucky, Tulsa, Oklahoma, and Denver, Colorado. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

We operate bulk storage facilities at approximately 440 customer service locations for our propane operations. We own substantially all of these facilities and have entered into long-term leases for those that we do not own. We believe that the increasing difficulty associated with obtaining permits for new propane distribution locations makes our high level of site ownership and control a competitive advantage. We own approximately 48.0 million gallons of aboveground storage capacity at our various propane plant sites and have leased an aggregate of approximately 31 million gallons of underground storage facilities in Michigan, Arizona, New Mexico, and Texas and smaller storage facilities in other locations. We do not own or operate any underground propane storage facilities (excluding customer and local distribution tanks) or propane pipeline transportation assets (other than local delivery systems).

The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 2007, we utilized approximately 60 transport truck tractors, 60 transport trailers, 20 railroad tank cars, 1,700 bobtails and 2,700 other delivery and service vehicles, all of which we own. As of August 31, 2007, we owned approximately 1,130,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. These customer storage tanks are pledged as collateral to secure the obligations of HOLP to its banks and the holders of its notes.

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material legal or governmental proceedings against our Operating Partnerships, or contemplated to be brought against our Operating Partnerships, under the various environmental protection statutes to which they are subject.

FERC/CFTC and Related Matters. On July 26, 2007, the Federal Energy Regulatory Commission (the “FERC”) issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to the FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

In its Order and Notice, the FERC is seeking $70.1 million in disgorgement of profits, plus interest, and $97.5 million in civil penalties relating to these matters. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. In its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation, or three times the profit gained from each violation, and other ancillary relief. The CFTC has not specified the number of alleged violations or the amount of alleged profit related to the matters specified in its complaint. On October 15, 2007, ETP filed a motion to dismiss in the United State District Court for the Northern District of Texas on the basis that the CFTC has not stated a valid cause of action under the Commodity Exchange Act.

It is ETP’s position that its trading and transportation activities during the periods at issue complied in all material aspects with applicable law and regulations, and ETP intends to contest these cases vigorously. However, the laws and regulations related to alleged market manipulation are vague, subject to broad interpretation, and offer little guiding precedent, while at the same time the FERC and CFTC hold substantial enforcement authority. At this time, neither we nor ETP is able to predict the final outcome of these matters.

In addition to the FERC and CFTC legal actions, it is also possible that third parties will assert claims against ETP for damages related to these matters, which parties could include natural gas producers, royalty owners, taxing authorities, and parties to physical natural gas contracts and financial derivatives based on the Platts Inside FERC Houston Ship Channel index during the periods in question. In this regard, two natural gas producers have initiated legal proceedings against ETP, one of which is seeking an unspecified amount of direct, indirect, consequential and punitive damages for alleged manipulation of natural gas prices at the Waha Hub in West Texas and the other is seeking to obtain discovery of information related to ETP’s activities prior to further pursuing a claim for manipulation of natural gas prices in the Houston Ship Channel. In addition, a plaintiff has filed a putative class action which purports to be brought on behalf of natural gas traders who purchased and/or sold natural gas futures and options on the New York Stock Mercantile Exchange between December 29, 2003 and December 31, 2005.

We are expensing the legal fees, consultants’ fees and related expenses relating to these matters in the periods in which such expenses are incurred. In addition, our existing accruals for litigation and contingencies include an accrual related to these matters. At this time, we are unable to predict the outcome of these matters; however, it is possible that the amount we become obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of our existing accrual related to these matters. In accordance with applicable accounting standards, we will review the amount of our accrual related to these matters as developments related to these matters occur and we will adjust our accrual if we determine that it is probable that the amount we may ultimately become obliged to pay as a result of the final resolution of these matters is greater than the amount of our existing accrual for these matters. As our accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce our cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, we may experience a material adverse impact on our results of operations, cash available for distribution and our liquidity.

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariffs, which were filed with and approved by the FERC. As a result, Transwestern believes that it has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was due July 31, 2007. Appellees’ opposition brief is due November 21, 2007.

Transwestern Trespass Actions. Transwestern is managing one threatened trespass action related to right of way (“ROW”) on Tribal or allottee land. The threatened action concerns 5,100 feet of ROW on private allotments within the Laguna Pueblo that expired on December 28, 2002. Transwestern received a letter dated March 19, 2003 from the United States Department of the Interior, Bureau of Indian Affairs (“BIA”) on behalf of the two allottees asserting trespass. Transwestern’s legal exposure related to this matter is not currently determinable. Negotiations are ongoing on this matter.

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

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies, and American Electric Power Corporation (“AEP”), were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel storage facility (“Cushion Gas”). At issue are matters relating to the ownership and certain rights to use the Cushion Gas. We refer to this litigation as the “Cushion Gas Litigation”. Under the terms of the purchase and sale agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory. The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the

Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters.

Other Matters. In addition to those matters described above, we or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Although any litigation is inherently uncertain, for each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable, can be estimated and is not covered by insurance, we make an accrual for the matter. For matters that are covered by insurance, we accrue the related deductible. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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

As of August 31, 2007 and 2006, an accrual of $30.3 million and $32.1 million, respectively, was recorded as accrued and other current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters. (See Note 10 to our consolidated financial statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended August 31, 2007. See Note 7 to our consolidated financial statements.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Parent Company

Market Price of and Distributions on the Common Units and Related Unitholder Matters

The Parent Company’s Common Units are listed on the New York Stock Exchange under the symbol “ETE”. The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the New York Stock Exchange Composite Transaction Tape, and the amount of cash distributions paid per Common Unit since the Parent Company’s initial public offering (“IPO”) in February 2006.

	Price Range		Cash Distribution(1)
	High	Low
Fiscal Year 2007
Fourth Quarter Ended August 31, 2007	$42.95	$29.82	$0.3900
Third Quarter Ended May 31, 2007	$41.06	$33.20	$0.3725
Second Quarter Ended February 28, 2007	$33.70	$28.80	$0.3560
First Quarter Ended November 30, 2006	$29.99	$26.04	$0.3400

	Price Range		Cash Distribution(1)
	High	Low
Fiscal Year 2006
Fourth Quarter Ended August 31, 2006	$27.16	$24.98	$0.3125
Third Quarter Ended May 31, 2006	$27.65	$21.41	$0.2375
Period Ended February 28, 2006 (2)	$23.29	$21.50	$0.0578

(1)	Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “Cash Distribution Policy” for a discussion of our policy regarding the payment of distributions.
(2)	High and low price range for the period ended February 28, 2006 represents the period from February 3, 2006 (the IPO date) to February 28, 2006.

Description of Units

As of September 1, 2007, there were approximately 23,581 individual Common Unitholders, which includes Common Units held in street name. Common Units represent limited partner interest in the Partnership’s Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”) that entitle the holders to the rights and privileges specified in the Partnership Agreement.

Common Units. As of August 31, 2007, we had 222,828,332 Common Units outstanding, of which 97,551,017 were held by the public; 95,695,303 were held by affiliates and 29,582,012 were held by our officers and directors. As of such date, the Common Units represent an aggregate 99.69% limited partner interest in us. Our General Partner owns an aggregate .31% General Partner interest in us. Our Common Units are registered under the Securities Exchange Act of 1934, as amended and are listed for trading on the New York Stock Exchange (the “NYSE”). Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”

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

The total amount of distributions declared by the Parent Company (all from Available Cash) during the years ended August 31, 2007 and 2006 is as follows:

	2007	2006
Limited Partners -
Limited Partners (a)	$—	$34,010
Common Units	246,136	65,905
Class B Units	1,645	745
Class C Units	28,261	—
General Partner	955	599

	$276,997	$101,259

(a)	Distributions to Limited Partners represent distributions to the owners of the Parent Company limited partner interests prior to its Initial Public Offering in February 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this annual report.

Changes in Securities and Recent Sales of Unregistered Securities

None during the quarter ended August 31, 2007. See Note 7 to our consolidated financial statements.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Currently, the Parent Company has no separate operating activities apart from those conducted by the Operating Partnerships. The table below reflects the consolidated operations of the Parent Company including the operations of ETP and its consolidated subsidiaries, except as indicated below.

In January 2004, we combined the natural gas midstream and transportation operations of ETC OLP with the retail propane operations of Heritage Propane Partners, L.P. (“Heritage”)(the “Energy Transfer Transactions”). In March 2004, Heritage changed its name to Energy Transfer Partners, L.P. Although Heritage was the surviving parent entity for legal purposes in the Energy Transfer Transactions, ETC OLP was the acquirer for accounting purposes. As a result, following the Energy Transfer Transactions in January 2004, the historical financial statements of ETC OLP for periods prior to the closing of the Energy Transfer Transactions became our historical financial statements. ETC OLP was formed on October 1, 2002 and has an August 31 year-end. ETC OLP’s predecessor entities had a December 31 year-end.

In April 2005, we sold the Elk City System and accounted for the sale as discontinued operations. As such, the results presented for the eleven months ended August 31, 2003 and the year ended August 31, 2004 below have been restated to report the results of the Elk City System as discontinued operations.

The selected historical financial data should be read in conjunction with the financial statements of Energy Transfer Equity, L.P. included elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The amounts in the table below, except per unit data, are in thousands.

	Year Ended August 31,				Eleven Months Ended August 31, 2003 (a)
Statement of Operations Data:	2007	2006	2005	2004
Revenues:
Midstream segment	$2,853,496	$4,223,544	$3,246,772	$1,880,663	$899,086
Intrastate transportation and storage segment	3,915,932	5,013,224	2,608,108	113,938	41,500
Interstate transportation segment	178,663	—	—	—	—
Eliminations	(1,562,199)	(2,359,256)	(471,255)	(27,798)	(9,559)
Retail propane segment	1,284,867	879,556	709,473	349,344	—
Other	121,278	102,028	75,700	30,810	—

Total revenues	6,792,037	7,859,096	6,168,798	2,346,957	931,027

Gross margin	1,713,831	1,290,780	787,283	365,533	105,589
Depreciation and amortization	191,383	129,636	105,751	56,242	11,870
Operating income	809,336	575,540	297,921	130,806	55,501
Interest expense	279,986	150,646	101,061	41,217	12,453
Gain on Energy Transfer Transactions	—	—	—	395,253	—
Income from continuing operations before income tax expense and minority interest	563,359	433,907	201,795	484,715	44,673
Income tax expense (b)	11,391	23,015	4,397	2,792	4,432
Minority interests in income from continuing operations	(232,608)	(303,752)	(96,946)	(35,164)	—
Income from continuing operations	319,360	107,140	100,452	446,759	40,241
Basic income from continuing operations per limited partner unit (c)	1.56	0.80	0.89	4.54	0.47
Diluted income from continuing operations per limited partner unit (c)	1.55	0.79	0.75	3.35	0.30
Cash distribution per unit	1.46	2.56	2.66	1.36	0.03

Balance Sheet Data (at period end):
Current assets	1,050,578	1,302,736	1,453,730	481,868	223,897
Total assets	8,183,089	5,924,141	4,905,672	2,865,191	604,140
Current liabilities	932,815	1,020,787	1,244,785	404,917	169,967
Long-term debt (less current maturities)	5,198,676	3,205,646	2,275,965	1,071,158	196,000
Partners’ capital (deficit)/Stockholders’ equity	(47,132)	45,751	(88,137)	368,325	182,631

Other Financial Data:
Cash flow provided by operating activities	754,497	310,782	38,133	122,098	70,675
Cash flow used in investing activities	(2,158,090)	(1,244,406)	(1,131,117)	(731,831)	(341,258)
Cash flow provided by financing activities	1,454,739	926,369	1,043,591	637,513	325,655
Capital expenditures:
Maintenance	89,226	51,826	41,054	22,514	7,691
Growth	998,075	677,861	155,405	87,174	4,223
Acquisition	90,695	586,185	1,131,844	622,929	340,187

(a)	On December 27, 2002, ETC OLP purchased the remaining 50% of Oasis Pipe Line. Prior to December 27, 2002, the interest in Oasis Pipe Line was treated as an equity method investment. After such date, Oasis Pipe Line’s results of operations are consolidated with ETC OLP as a wholly-owned subsidiary.
(b)	As a partnership, we are not subject to income taxes. However, our subsidiaries, Oasis Pipe Line, Heritage Holdings, Heritage Service Corporation, and Titan Propane Services, Inc. are corporations subject to income taxes.
(c)	See Note 4 to our consolidated financial statements for a discussion of the computation of earnings per unit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ETE was formed in September 2002 and completed its IPO of 24,150,000 Common Units in February 2006.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in Item 8 of this report. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A “Risk Factors” included in this report.

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

Overview

Currently, the Parent Company’s business operations are conducted only through ETP’s Operating Partnerships, ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and natural gas storage operations, Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”), a Delaware limited liability company engaged in interstate transportation of natural gas, and ETC Midcontinent Express Pipeline, LLC (“ETC MEP” or “MEP”), a Delaware limited liability company engaged in interstate transportation of natural gas, and HOLP and Titan, both Delaware limited partnerships engaged in retail propane operations.

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

The Parent Company’s long-term debt increased significantly during the year ended August 31, 2007 as a result of debt incurred to finance the acquisition of Class G limited partner units of ETP (subsequently converted to Common Units). The purchase of Class G Units increased the Parent Company’s ownership of ETP limited partner interests from approximately 33% to approximately 46%.

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included discussions of Parent Company matters apart from those of our consolidated group.

General

Our current primary objective is to increase the level of our cash distributions to our partners over time by pursuing a business strategy that is currently focused on growing our natural gas midstream and transportation and storage businesses (including transportation, gathering, compression, treating, processing, storage and marketing) and our propane business through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain additional businesses or assets. The actual amount of cash that we will have available for distribution will primarily depend on the amount of cash we generate from operations.

During the past several years we have been successful in completing several transactions that have been accretive to our Unitholders. First and foremost was the completion of the Energy Transfer Transactions, which was the combination of the retail propane operations of Heritage and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to the combination we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

•	ET Fuel System in June 2004

•	HPL System in January 2005

•	Titan Propane in June 2006

•	Transwestern in December 2006

Concurrently, we have also made significant investments in internal growth projects which we believe will provide additional cash flow to our Unitholders in years to come.

Our principal operations are conducted in the following significant segments:

•	Midstream

•	Intrastate transportation and storage

•	Interstate transportation

•	Retail propane

Summary of Operating Financial Performance in fiscal 2007

The fiscal 2007 year proved to be a challenging year for us. However, despite delays in certain of our major projects and the milder summer months in 2007, particularly in the southern portion of the United States, our management team and assets delivered another strong earnings performance for the year ended August 31, 2007 with $1.7 billion in gross margin and $809.3 million in operating income. In addition to the increased income generated from the Transwestern and Titan acquisitions, we also experienced increased volumes in our natural gas operations and better than expected processing margins throughout the fiscal year. We were also able to withdraw more working natural gas inventories from our Bammel storage facility resulting in increased margins, principally during the three months ended August 31, 2007.

ETP’s Operations

Our midstream and propane operations are primarily margin-driven businesses, while our transportation and storage operations are primarily fee-driven businesses. Thus, our results are significantly impacted by the margins we realize and the volumes we sell, transport and store, and to a lesser extent, commodity prices. Our fiscal year 2007 results were significantly impacted by our Transwestern acquisition in December 2006 and our Titan acquisition in fiscal year 2006.

Despite the warmer than normal winter, our propane operations were able to deliver higher than expected results. Our retail volumes increased as a result of acquisitions during fiscal year 2007 and the Titan and other acquisitions during fiscal year 2006 which offset the decrease in volumes we experienced due to the warmer weather. We also were able to increase our sales prices which improved our gross margins. Additionally, due to the acquisitions we made during fiscal years 2007 and 2006, our other propane segment revenues, such as appliance sales, labor and tank rentals, also improved over prior years.

We also completed several growth capital projects during the fiscal year ended August 31, 2007 including the Cleburne to Carthage pipeline that extends from Cleburne, Texas to the Carthage Hub in East Texas and the Godley plant. In addition to our internal growth projects we also continued to integrate the Titan operations that were acquired in June 2006 and successfully completed the acquisition of the Transwestern pipeline in a two-step process in December 2006. The Transwestern pipeline is the first FERC-regulated pipeline for the Partnership.

In addition, we continued to secure long-term financing for ETP. ETP successfully raised $800 million in long-term debt with interest rates ranging from 6.125% to 6.625% and maturities ranging from 10 to 30 years. ETP also received proceeds of $1.2 billion from the sale of our Common Units during the year ended August 31, 2007. These proceeds were used principally to finance the Transwestern acquisition and to repay indebtedness incurred with the Titan acquisition which closed in June 2006. We also increased our borrowing capacity on our revolving credit facility in June 2007 from $1.5 billion to $2.0 billion (with an option to increase to $3.0 billion). The increased capacity will provide us with the liquidity needed to complete our previously announced expansion projects.

Trends and Outlook

Looking to fiscal 2008, we believe our operations are positioned to provide increasing operating results based on the current levels of contracted and expected capacity to be taken by our customers, our expansion activity completed during fiscal year 2007, additional capacity resulting from pipeline projects expected to be completed within the next twelve to eighteen months (see Item 1 above), and incremental earnings related to the recently acquired Transwestern pipeline. In addition, we recently acquired the Canyon Gathering System in the Uinta-Piceance basins of Utah and Colorado which will provide for continued expansion into natural gas producing regions of the United States.

Analytical Analysis

The following is a discussion of our historical financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

The comparability of our consolidated financial statements is affected by the Parent Company’s purchase of Common Units and Class F Units (subsequently converted to Common Units) of ETP in February 2006, the Parent Company’s purchase of Class G Units of ETP in November 2006 (subsequently converted to Common Units), the Parent Company’s purchase of the remaining incentive distribution rights (“IDRs”) of ETP from Energy Transfer Investments, L.P. (“ETI”) in November 2006, ETP’s 100% acquisition of Transwestern on December 1, 2006 (and the acquisition of 50% of CCEH in November 2006), the acquisition of Titan in June 2006 and the HPL System in January 2005 and the sale of ETC Oklahoma (“Elk City”) in April 2005. See Note 2 to our consolidated financial statements for a detailed discussion of our significant acquisitions and dispositions during fiscal years 2007, 2006 and 2005. The comparability is also affected by fluctuation in natural gas prices, mainly in our producer services’ gas sales and purchases and natural gas sales and purchases on our HPL System. Since we buy and sell natural gas primarily based on either first of month index prices, gas daily average prices or a combination of both, our gas sales and purchases tend to be higher when natural gas prices are high and our gas sales and purchases tend to be lower when natural gas prices are lower. However, a change in natural gas prices is only one of several elements that impact our overall margin. Other factors include, but are not limited to, volumetric changes, our hedging strategies and the use of financial instruments, fee-based revenues, trading activities, and basis differences between market hubs.

The acquisition of Transwestern resulted in a significant increase in our property, plant and equipment, intangible assets and goodwill from August 31, 2006 to August 31, 2007 (see Note 2 to the consolidated financial statements). The increase from August 31, 2006 to August 31, 2007 in our long-term debt was due to debt issued in connection with and debt assumed in the Transwestern acquisition, approximately $1.0 billion in growth capital expenditures incurred during fiscal year 2007, and borrowings to finance the Parent Company’s purchase of Class G Units from ETP.

Analysis of Operating Data – Volumes

Midstream

	Years Ended August 31,
	2007	2006	2005
Natural gas MMBtu/d	941,140	1,552,753	1,578,833
NGLs Bbls/d	25,657	10,425	12,707

•

For the year ended August 31, 2007, the decrease in natural gas volumes sold was principally due to less favorable market conditions during fiscal 2007 and increased utilization of capacity on our transportation pipelines by third parties resulting in lower sales volumes conducted by our producer services’ operations. The increase in NGL sales volumes was principally due to the completion of our Godley plant during 2007 and favorable market conditions to process and extract NGLs during fiscal 2007 compared to the same period last year.

•

For the year ended August 31, 2006, natural gas sales volumes decreased compared to the year ended August 31, 2005 principally due to less marketing activity by our producer services’ operations towards the latter half of fiscal year 2006 and a change in contract mix with one of our major producers where we now charge a fee to gather, process and transport natural gas rather than buying and selling the natural gas on our behalf. Our NGL sales volumes vary due to our ability to by-pass our processing plants when conditions exist that make it less favorable to process and extract NGLs from our processing plants. The decrease in NGL sales volumes is principally due to a change in contract mix as noted above and the election to by-pass our processing plant as a result of less favorable market conditions during the second fiscal quarter of the year ended August 31, 2006.

Intrastate Transportation and Storage

	Years Ended August 31,
	2007	2006	2005
Natural gas MMBtu/d - transported	6,124,423	4,633,069	3,495,434
Natural gas MMBtu/d - sold	1,400,753	1,580,638	1,361,729

•

For the year ended August 31, 2007, transported natural gas volumes increased due to our continued efforts to secure more long-term shipper contracts, the completion of the Cleburne to Carthage pipeline, and increased demand to transport gas out of the Barnett Shale and Bossier Sands producing regions. Natural gas sales volumes on the HPL System for the year ended August 31, 2007 decreased principally due to less volumes sold to east Texas markets as a result of lower price differentials and due to the new CenterPoint contract that commenced on April 1, 2007. Under the previous contract, we sold and delivered natural gas to CenterPoint for a bundled price. Under the terms of the new agreement, CenterPoint has contracted for 129 Bcf per year of firm transportation capacity combined with 10 Bcf of working gas capacity in our Bammel storage facility. As such, we now account for these activities as natural gas transported rather than natural gas sold.

•

For the year ended August 31, 2006, transported natural gas volumes increased by 1,137,635 MMBtu/d. The increase in transportation volumes is principally due to the increased volumes experienced in the Oasis pipeline, ET Fuel System and East Texas pipeline as a result of our effort to secure firm commitments on our transportation assets and a higher price differential between the Waha and Katy market hubs during the periods presented. Additionally, warmer weather during the 2006 fiscal year resulted in an increase in demand for natural gas. The higher temperatures required more demand for natural gas to be used by electricity-producing power plants connected to our assets. Natural gas sales volumes on the HPL System for the year ended August 31, 2006 increased 218,909 MMBtu/d compared to the year ended August 31, 2005, principally due to increased marketing efforts with our existing and new customers and increased well connects which has increased our supply on the HPL System.

Interstate Transportation

	Years Ended August 31,
	2007	2006	2005
Natural gas MMBtu/d - transported	1,802,109	—	—
Natural gas MMBtu/d - sold	19,680	—	—

•	The increase was due to the 100% acquisition of Transwestern on December 1, 2006.

Retail Propane

	Years Ended August 31,
	2007	2006	2005
Retail propane gallons sold (in thousands)	604,269	429,118	406,334

•

The retail propane operations realized significant increases in gallons sold in the year ended August 31, 2007 as compared to the year ended August 31, 2006 (a 175.2 million net gallon increase) primarily due to the Titan acquisition in June 2006. The combination of below normal degree days, customer conservation, and the slow down of new home construction in our propane markets has contributed to a decrease in expected volumes sold and slowed internal growth. The overall weather in our areas of operations during the year ended August 31, 2007 was 10.6% warmer than the year ended August 31, 2006 and 7.2% warmer than normal.

•

The 22.8 million net gallon increase in retail propane gallons sold for the year ended August 31, 2006, compared to the year ended August 31, 2005, includes a 24.5 million gallon increase due to the Titan acquisition for the months of June, July and August 2006, 15.9 million gallons were added through other propane acquisitions, offset by a decrease of 17.6 million gallons related to warm weather and higher propane commodity prices. The weather in our areas of operations during the year ended August 31, 2007 was 3.5% warmer than the year ended August 31, 2005 and 10.6% warmer than normal.

Analysis of Results of Operations

In the following analysis of results of operations, tabular dollar amounts are expressed in thousands.

Comparison of Fiscal Years Ending August 31, 2007, 2006 and 2005

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

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Equity in earnings of affiliates	$435,247	$204,987	$141,260	$230,260	$63,727
General and administrative expense	8,496	55,374	1,051	(46,878)	54,323
Interest expense	104,405	36,773	9,529	67,632	27,244
Loss on extinguishment of debt	—	5,060	—	(5,060)	5,060
Interest and other income (expense), net	(2,356)	(638)	16,066	(1,718)	(16,704)

The following is a discussion of the highlights of the Parent Company’s stand-alone results of operations for the periods presented.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its Class A and Class B limited partner interests of ETP GP and its investment in ETP LLC. The increase in equity in earnings of affiliates for the year ended August 31, 2007 compared to the year ended August 31, 2006 is directly related to the increased ownership in ETP as a result of the Common, Class F and Class G Unit acquisitions in February 2006 and November 2006 and the increased ownership of ETP IDRs, as discussed above, and the changes in the ETP segment income described below.

The change in equity in earnings of affiliates for the year ended August 31, 2006 compared to the year ended August 31, 2005 is directly related to the increased ownership of ETP as a result of the Common and Class F Unit acquisitions in February 2006 and the changes in the ETP segment income described below.

The change in the Parent Company’s ownership share of ETP during fiscal years 2007, 2006 and 2005 was as follows:

	Limited Partner Interest	IDRs	General Partner Interest
Interests prior to December 2005	31%	100%	2%
December 2005 distribution to ETI	—	(50)%	—
Purchase of ETP Common and Class F Units in February 2006	2%	—	—
Purchase of ETP Class G Units in November 2006	13%	—	—
Purchase of IDRs from ETI in November 2006	—	50%	—

Interests as of August 31, 2007	46%	100%	2%

General and Administrative Expenses. The decrease in general and administrative expenses of the Parent Company for the year ended August 31, 2007 compared to the year ended August 31, 2006 and the increase in general and administrative expenses for the year ended August 31, 2006 compared to the year ended August 31, 2005 is primarily due to the compensation expense of $52.9 million recorded in fiscal year 2006 in connection with the issuance of Class B Units by the Parent Company in conjunction with its IPO. (See Note 7 to our consolidated financial statements).

Interest Expense. The Parent Company interest expense increased for the year ended August 31, 2007 compared to 2006 primarily due to the increased borrowings to fund the acquisition of Class G units from ETP in November 2006. Please read “Description of Indebtedness” under “Liquidity and Capital Resources” and Note 6 to our consolidated financial statements below for more information on the Parent Company’s indebtedness.

The Parent Company interest expense increased for the year ended August 31, 2006 compared to 2005 because it had no significant debt prior to June 16, 2005 when it entered into a $600.0 million senior secured term loan agreement. In conjunction with its IPO, the Parent Company re-paid the $600.0 million senior secured term loan agreement and entered into a new revolving credit facility.

Loss on Extinguishment of Debt. The Parent Company expensed $5.1 million in deferred financing costs during fiscal year 2006 in connection with the repayment of the $600.0 million senior secured term loan agreement as described above. There was no similar repayment during fiscal year 2007 or 2005.

Interest and Other Income, net. In May 2005, the Parent Company exchanged 631,320 ETP Common Units held by the Parent Company and $1.0 million in cash for the redemption of 2,643,200 of its Limited Partner interests, which were then retired. A gain of $11.2 million was recorded in interest and other income, net in our consolidated statement of operations for the year ended August 31, 2005.

Consolidated Results

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Consolidated Information:
Revenues	$6,792,037	$7,859,096	$6,168,798	$(1,067,059)	$1,690,298
Cost of sales	5,078,206	6,568,316	5,381,515	(1,490,110)	1,186,801

Gross margin	1,713,831	1,290,780	787,283	423,051	503,497

Operating expenses	559,600	422,989	319,554	136,611	103,435
Selling, general and administrative	153,512	162,615	64,057	(9,103)	98,558
Depreciation and amortization	191,383	129,636	105,751	61,747	23,885

Operating income	809,336	575,540	297,921	233,796	277,619

Interest expense	(279,986)	(150,646)	(101,061)	(129,340)	(49,585)
Loss on extinguishment of debt	—	(5,060)	(6,550)	5,060	1,490
Equity in earnings (losses) of affiliates	5,161	(479)	(376)	5,640	(103)
Gain (loss) on disposal of assets	(6,310)	851	(330)	(7,161)	1,181
Interest and other income, net	35,158	13,701	12,191	21,457	1,510
Income tax expense	(11,391)	(23,015)	(4,397)	11,624	(18,618)
Minority interests	(232,608)	(303,752)	(96,946)	71,144	(206,806)

Income from continuing operations	$319,360	$107,140	$100,452	$212,220	$6,688
Income from discontinued operations, net of income tax expense	—	—	46,294	—	(46,294)

Net income	$319,360	$107,140	$146,746	$212,220	$(39,606)

See the detailed discussion of revenues, costs of sales, gross margin and operating expense by operating segment below.

Interest Expense. For the year ended August 31, 2007 compared to the year ended August 31, 2006, interest expense increased $129.3 million. The principal factor for this increase is a net $67.6 million increase in interest expense related to borrowings of the Parent Company, a net $51.2 million increase in interest expense related to borrowings on the Partnership’s 2006 and 2005 Senior Notes and the revolving credit facility. Borrowings increased primarily due to the financing of our growth capital expenditures and the CCEH/Transwestern and Titan acquisitions. Debt assumed in the Transwestern acquisition resulted in $12.5 million of increased interest expense. During the year ended August 31, 2006 losses of $0.1 million on interest rate swaps were recorded as an increase to interest expense. Such activity was not recognized in interest expense in the year ended August 31, 2007; rather, such activity was included in interest and other income. Hedge ineffectiveness charges increased interest expense by $1.8 million in fiscal 2007, compared to gains of $0.8 million in fiscal 2006. See Note 11—“Price Risk Management Assets and Liabilities”, included in our consolidated financial statements for further discussion on interest rate hedges. Propane related interest decreased $5.1 million due primarily to the scheduled debt payments that have occurred between fiscal periods 2006 and 2007.

For the year ended August 31, 2006 compared to the year ended August 31, 2005, interest expense increased $49.6 million. The principal factor for this increase is a net $27.2 million increase in interest expense related to borrowings of the Parent Company, a net $22.1 million increase in interest expense related to borrowings on the 2005 Senior Notes and the revolving credit facility which we entered into January 2005 to refinance debt at ETC OLP and fund the HPL System acquisition, offset principally by an increase in unrealized gains and the ineffective charges of $1.2 million related to interest rate swaps. See Note 10—“Price Risk Management Assets and Liabilities”, included in our consolidated financial statements for further discussion on interest rate hedges.

Loss on Extinguishment of Debt. The loss on extinguishment of debt during fiscal year 2006 is discussed above under “Parent Company Only Results.”

During the year ended August 31, 2005, we wrote off $6.6 million of debt issuance costs associated with the ETP debt that was repaid with the proceeds from the issuance of $750.0 million of 5.95% senior notes.

Equity in Earnings of Affiliates. The increase in equity in earnings of affiliates for the year ended August 31, 2007 compared to the year ended August 31, 2006 was due primarily to $5.1 million of equity income from our 50% ownership of CCEH for the month of November 2006. We did not have an investment in CCEH in fiscal 2006. We redeemed our investment in CCEH in connection with our Transwestern acquisition on December 1, 2006.

Gain (Loss) on Disposal of Assets. The loss on disposal of assets reflected in the year ended August 31, 2007 was principally due to losses resulting from the sale of a compressor station.

Interest and Other Income, Net. The increase in interest and other income for the year ended August 31, 2007 compared to the year ended August 31, 2006 is due primarily to gains on interest rate swaps that are not accounted for as cash flow hedges. Such gains were included in interest expense in fiscal 2006. Other income in fiscal year 2006 includes $7.7 million received from the favorable judgment on the SCANA litigation (see Notes 7 and 10 of our consolidated financial statements for further detail).

The increase in interest and other income for the year ended August 31, 2006 compared to the year ended August 31, 2005 is primarily due to $7.7 million received from the favorable judgment on the SCANA litigation (see Notes 7 and 10 of our consolidated financial statements for further detail).

Income Tax Expense. As a partnership, we are not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes.

The decreased expense for the year ended August 31, 2007 was attributed principally to higher income from trading gains recognized by a taxable subsidiary during the year ended August 31, 2006, than was realized by such subsidiary in the current fiscal year. The decrease was partially offset by the Texas margin tax that was not effective until January 1, 2007.

The increased expense of $18.6 million for the year ended August 31, 2006 is attributed principally to higher income due to gains on financial derivative activity recognized by a taxable subsidiary. No similar gains were realized by such subsidiary in prior periods.

Minority Interest Expense from Continuing Operations. The decrease in minority interest expense in fiscal year 2007 is attributable to the Parent Company’s acquisition of ETP limited partner interests in November 2006 (discussed above), offset by the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents partnership interests in ETP that we do not own.

The increase in minority interest expense in fiscal year 2006 is attributable to the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents partnership interests in ETP that we do not own.

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

There were no discontinued operations for the years ended August 31, 2006 or 2007.

Segment Operating Results

We evaluate segment performance based on operating income (either in total or by individual segment) which we believe is an important performance measure of the core profitability of our operations. This measure represents the basis of our internal financial reporting and is one of the performance measures used by senior management in deciding how to allocate capital resources among business segments.

We do not include earnings from equity method unconsolidated affiliates in our measurement of operating income because such earnings have not been significant historically.

For additional information regarding our business segments, see Item 1 and Notes 1 and 14 to our Consolidated Financial Statements included under Item 8 of this annual report.

Operating income by segment is as follows:

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Midstream	$119,233	$147,564	$94,603	$(28,331)	$52,961
Intrastate Transportation and Storage	479,820	422,420	151,819	57,400	270,601
Interstate Transportation	95,650	—	—	95,650	—
Retail Propane	124,263	76,055	66,902	48,208	9,153
Other	1,735	1,899	(683)	(164)	2,582
Unallocated selling, general and administrative expenses	(11,365)	(72,398)	(14,720)	61,033	(57,678)

Operating income	$809,336	$575,540	$297,921	$233,796	$277,619

We do not believe the Other operating income is material for further disclosure and/or discussion.

Unallocated Selling, General and Administrative Expenses. Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition, selling, general and administrative expenses are now allocated to the Operating Partnerships. For the year ended August 31, 2007, a net $18.4 million was allocated to the Operating Partnerships, which constituted the decrease in total unallocated selling general and administrative expenses from the year ended August 31, 2006. The decrease in the unallocated selling, general and administrative expenses due to the allocations now in place to the Operating Partnerships, is offset by increases in expenses primarily related to management incentive plans.

Unallocated selling, general and administrative expenses increased $57.7 million for the year ended August 31, 2006 compared to the year ended August 31, 2005. This increase is primarily attributed to compensation expense of $52.9 million recorded in connection with the issuance of Class B Units by the Parent Company in conjunction with its IPO (see Note 7 to our consolidated financial statements), a $1.0 million increase in executive salaries due to additional staffing, a $0.4 million increase in professional fees due to our on-going efforts related to the Sarbanes-Oxley Act and other Partnership expenses, and a $2.5 million increase in additional executive bonuses and non-cash compensation related to additional staffing and outstanding restricted units awards.

Midstream

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Revenues	$2,853,496	$4,223,544	$3,246,772	$(1,370,048)	$976,772
Cost of sales	2,632,187	4,000,461	3,102,539	(1,368,274)	897,922

Gross margin	221,309	223,083	144,233	(1,774)	78,850

Operating expenses	39,148	31,910	22,835	7,238	9,075
Selling, general and administrative	35,597	23,922	9,685	11,675	14,237
Depreciation and amortization	27,331	19,687	17,110	7,644	2,577

Segment operating income	$119,233	$147,564	$94,603	$(28,331)	$52,961

Gross Margin. For the year ended August 31, 2007, midstream’s gross margin decreased by $1.8 million primarily due to the net effect of the following factors:

•

Decrease in net trading revenues of $17.9 million. During the fiscal 2006 period, we recognized trading gains resulting principally from commodities futures positions that benefited from market anomalies following the hurricanes that struck the Texas and Louisiana coasts in August and September 2005. Trading activities during the year ended August 31, 2007 resulted in a net gain of $2.2 million;

•

Decrease in non-trading margin from our marketing activities of $36.0 million. Market conditions, including lower basis differentials between the west and east Texas markets and increased third-party utilization of our transportation pipeline capacity, resulted in lower sales volumes conducted by our producer services’ operations; and

•

Increase in processing margin and fee-based revenue. The increase was due to the completion of our Godley plant in the first quarter of 2007, the acquisition of three gathering systems during fiscal 2007, and favorable processing conditions during fiscal 2007 compared to the same period last year at our Southeast Texas System.

For the year ended August 31, 2006, midstream’s gross margin increased by $78.9 million primarily due to the following factors:

•

Trading gains recognized during the 2006 fiscal year resulting from commodities futures positions that benefited from market anomalies following the hurricanes that struck the Texas and Louisiana coasts in August and September 2005; and

•	Increased processing margins on our Southeast Texas System as a result of favorable processing conditions during the year ended August 31, 2006 compared to the year ended August 31, 2005.

Operating Expenses. Midstream operating expenses increased $7.2 million for the year ended August 31, 2007 compared to the year ended August 31, 2006. The increase was primarily driven by increased compressor rental expense of $3.7 million, increased compressor maintenance of $1.0 million, increased electricity costs of $0.9 million, and increased employee-related costs, such as salaries, incentive compensation and healthcare costs, of $1.8 million. The increases were primarily driven by the Godley plant addition and the acquisition of three gathering systems during the first six months of fiscal 2007. The increases were offset by reduced measurement expense of $1.6 million due to a larger portion being allocated to the transportation segment due to the continued expansion in that segment.

Midstream operating expenses increased $9.1 million between the years ended August 31, 2006 and 2005 and was primarily driven by $3.2 million in increased measurement expenses, $1.1 million in increased chemical costs, $0.7 million in scheduled compressor and pipeline maintenance expense and pipeline integrity costs, $0.9 million in employee costs, and increases of $3.2 million in other operating expenses.

Selling, General and Administrative Expenses. Midstream general and administrative expenses for the year ended August 31, 2007 increased $11.7 million compared to the year ended August 31, 2006. The increase was attributable to $13.2 million of increased legal costs primarily associated with regulatory inquiries, a $4.1 million allocation of parent company administrative expenses for overhead costs which previously had not been allocated, and increases of $3.9 million in employee-related costs such as salaries, incentive compensation and healthcare costs. The increase was offset by increases of $7.9 million in departmental costs allocated to the intrastate transportation and storage operating segment and an increase of $2.4 million in overhead costs capitalized to capital expansion projects.

Midstream selling, general and administrative expenses for the year ended August 31, 2006 increased $14.2 million compared to the year ended August 31, 2005. The increase was attributable to increases of $28.5 million in employee-related costs such as salaries, incentive compensation and healthcare costs, insurance premium increases of $2.2 million, increases in office-related expenses of $4.0 million, $2.7 million in increased legal, audit and consulting fees, and increases in other general and administrative expenses of $2.0 million. The increase was offset by increases of $25.2 million in departmental costs allocated to the intrastate transportation and storage operating segment. The increased costs are principally due to the growth caused by the recent acquisitions, internal growth projects and upgraded information systems.

Depreciation and Amortization. The increase of $7.6 million for the year ended August 31, 2007 compared to the year ended August 31, 2006 is principally due to plant and equipment placed into service during fiscal year 2007, the completion of our Godley plant in the first fiscal quarter of 2007, and the acquisitions of three gathering systems in the first and second fiscal quarters of 2007.

Midstream depreciation and amortization expense increased $2.6 million for the year ended August 31, 2006 compared to fiscal year 2005 principally due to the Devon acquisition in November 2004 and pipeline and equipment placed into service subsequent to August 31, 2005.

Intrastate Transportation and Storage

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Revenues	$3,915,932	$5,013,224	$2,608,108	$(1,097,292)	$2,405,116
Cost of sales	3,137,712	4,322,217	2,280,082	(1,184,505)	2,042,135

Gross margin	778,220	691,007	328,026	87,213	362,981

Operating expenses	181,133	171,312	113,166	9,821	58,146
Selling, general and administrative	52,844	46,520	27,021	6,324	19,499
Depreciation and amortization	64,423	50,755	36,020	13,668	14,735

Segment operating income	$479,820	$422,420	$151,819	$57,400	$270,601

Gross Margin. For the year ended August 31, 2007 as compared to the year ended August 31, 2006, intrastate transportation and storage gross margin increased by $87.2 million, principally due to the net effect of the following:

•

Volumes. Overall volumes on our transportation pipelines were higher during fiscal 2007 compared to fiscal 2006 due to the completion of the Cleburne to Carthage pipeline, continued efforts to secure long-term shipper contracts, increased demand to transport natural gas from the Barnett Shale and Bossier Sands producing regions, and a colder winter in fiscal 2007. Transportation fees increased approximately $61.0 million for the year ended August 31, 2007 compared to the year ended August 31, 2006. Retention revenue increased approximately $35.1 million due to increased volumes transported on our pipelines;

•

Lower natural gas prices. Excluding the impact of volumetric changes, our fuel retention fees are directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase our fuel retention fees and decreases in natural gas prices tend to decrease our fuel retention fees. Our average natural gas prices for retained fuel decreased from a range of $5.00 to $12.00/MMBtu during the year ended August 31, 2006 to $4.00 to $7.00/MMBtu during the same period this year resulting in a decrease in revenue by $28.8 million;

•

Increase in storage margin of $26.0 million. The increase was due to approximately $40.0 million in margin recognized on 17.5 Bcf more volume withdrawn from our Bammel storage facility in fiscal 2007 than in fiscal 2006 and a significant loss on settled derivatives during fiscal 2006. These increases were offset by approximately $18.0 million in margin on gas sold from our Bammel storage facility and delivered to a customer in September 2005. There were no similar sales during the year ended August 31, 2007; and

•

Decrease in margin of $28.7 million related to well head volumes. As discussed above, we purchase natural gas from producers at a discount to a specified price and resell to customers at an index price. We experienced lower volumes and lower natural gas prices during the year ended August 31, 2007 compared to the same period last year.

For the year ended August 31, 2006 as compared to fiscal year 2005, intrastate transportation and storage gross margin increased by $363.0 million, principally due to the following:

•

Increased volumes and prices. The increase is principally due to the increase in average natural gas prices period to period which promotes shippers to transport natural gas to more liquid markets such as the Katy Hub and our strategy to pursue additional volumes on our transportation pipeline systems. The price differential between the Waha and Katy market hubs increased between the 2005 and 2006 fiscal years, thereby influencing shippers to transport natural gas to regions where natural gas prices are more favorable. We also successfully secured more firm contracts as evidenced by our transportation agreement with XTO (see Note 10 to our consolidated financial statements). In addition, our Fort Worth Basin expansion, completed in May 2005, allowed shippers to move more gas from the Barnett Shale. Our margins for the year ended August 31, 2006 were also affected favorably by higher than normal temperatures during the year ended August 31, 2006 in regions where our assets are located. The higher temperatures increased demand for natural gas to be used by electricity-producing power plants connected to these assets. Furthermore, our margin was favorably impacted by an increase in fuel retention fees due to the increase in volumes on our transportation pipelines and an increase in average natural gas prices during the 2006 fiscal year compared to the 2005 fiscal year. Excluding the impact of volumetric changes, our fuel retention fees are directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase our fuel retention fees and decreases in natural gas prices tend to decrease our fuel retention fees;

•

The acquisition of the HPL System in January 2005. The results for the year ended August 31, 2005 contain seven months of the HPL System’s operating results as compared to twelve months of the HPL System operating results included in fiscal year 2006. For the year ended August 31, 2006, the HPL System margin was principally affected by the sale of natural gas held in storage during the winter months when demand for natural gas is strong, increased margins resulting from favorable pricing between the west and east markets in the Houston Ship Channel, and hedging gains as noted below. The favorable pricing was attributed to the effects of the hurricanes that struck the east Texas and Louisiana coastlines in August and September 2005; and

•

Discontinued Hedge Accounting. In January and February 2006, we discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in our Bammel storage facilities. The discontinuation resulted from our determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable to occur by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during January 2006 through March 2006. As a result, during the year ended August 31, 2006, we recognized previously deferred unrealized gains of approximately $84.7 million from the discontinuation of hedge accounting.

Operating Expenses. Intrastate transportation and storage operating expenses increased $9.8 million when comparing the year ended August 31, 2007 to the year ended August 31, 2006. The increase was principally attributable to increases of $12.5 million in pipeline and compressor maintenance and compressor rentals, $3.6 million in property taxes, and $2.3 million in employee-related costs such as salaries, incentive compensation and healthcare costs. These increases were offset by a decrease of $11.0 million in fuel consumption which was due to higher natural gas prices in the early part of fiscal 2006.

For the year ended August 31, 2006 compared to fiscal year 2005, intrastate transportation and storage operating expenses increased $58.1 million. The increase was principally attributable to increases of $32.4 million in operating expenses related to the HPL System acquisition, $19.5 million related to compressor fuel consumption resulting from higher throughput volumes and increased gas prices during the year ended August 31, 2006, $2.1 million in property taxes, $2.5 million in pipeline maintenance, $1.4 million in compressor rental and maintenance, and $1.3 million in increased employee costs, offset by a decrease of $1.1 million in other operating expenses.

Selling, General and Administrative Expenses. Intrastate transportation and storage general and administrative expenses increased $6.3 million for the year ended August 31, 2007 compared to the year ended August 31, 2006 principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is primarily due to the significance of the operations added to the intrastate transportation segment from the various construction projects.

For the year ended August 31, 2006 compared to the year ended August 31, 2005, intrastate transportation and storage selling, general and administrative expenses increased $19.5 million principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is due to the increase in employee headcount resulting primarily from the HPL System acquisition and an increase in salaries and wages, incentive compensation expense, and other employee-related expenses.

Depreciation and amortization. Intrastate transportation and storage depreciation and amortization expense increased $13.7 million for the year ended August 31, 2007 compared to the year ended August 31, 2006, principally due to plant and equipment placed into service during fiscal year 2007.

For the year ended August 31, 2006 compared to the year ended August 31, 2005, intrastate transportation and storage depreciation and amortization expense increased $14.7 million, principally due to the HPL System acquisition in January 2005, the Fort Worth Basin Pipeline completed in May 2005 and additional compressors and equipment added to existing systems.

Interstate Transportation

	Years Ended August 31,		Amount of Change
	2007	2006
Revenues	$178,663	$—	$178,663
Operating expenses	36,295	—	36,295
Selling, general and administrative	18,746	—	18,746
Depreciation and amortization	27,972	—	27,972

Segment operating income	$95,650	$—	$95,650

The increase in all categories between fiscal years ending August 31, 2007 and 2006 was due to the acquisition of 100% of Transwestern on December 1, 2006.

No comparative data is presented for fiscal year 2005 as the Transwestern acquisition did not take place until fiscal year 2007.

Retail Propane

	Years Ended August 31,			Amount of Change
	2007	2006	2005	2007-2006	2006-2005
Retail propane revenues	$1,179,073	$799,358	$641,071	$379,715	$158,287
Other retail propane related revenues	105,794	80,198	68,402	25,596	11,796

Retail propane cost of sales	734,204	493,642	384,186	240,562	109,456
Other retail propane related cost of sales	25,430	21,776	19,554	3,654	2,222

Gross margin	525,233	364,138	305,733	161,095	58,405

Operating expenses	297,469	212,188	176,277	85,281	35,911
Selling, general and administrative	32,668	17,859	11,067	14,809	6,792
Depreciation and amortization	70,833	58,036	51,487	12,797	6,549

Segment operating income	$124,263	$76,055	$66,902	$48,208	$9,153

Revenues. Retail propane revenue increased $379.7 million between the years ended August 31, 2007 and 2006, mainly due to the increase in volumes sold by customer service locations added through the Titan acquisition in June 2006. The increase in retail propane revenues was offset somewhat by weather that was 7.2% warmer than normal weather and 10.6% warmer than last year. Other retail propane related revenues increased $25.6 million for the year ended August 31, 2007 compared to fiscal year 2006 primarily due to other propane related revenues of companies we have acquired between the two years and enhanced fee generating programs in servicing our customers.

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

Costs of Sales. During the year ended August 31, 2007 compared to the year ended August 31, 2006, retail propane cost of sales increased by $240.6 million which mainly relates to the increase in gallons sold by customer service locations added through the Titan acquisition.

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

Gross Margin. The overall increase in gross margins for the year ended August 31, 2007 compared to fiscal year 2006 is primarily related to the Titan acquisition in June 2006. The propane margin remained strong during the fiscal year ended August 31, 2007 during the periods of warmer weather and higher fuel prices. Optimization of the margins is influenced by market opportunities, independent competitors and concerns for long term retention of customers.

The overall increase in gross margins for the year ended August 31, 2006 compared to fiscal year 2005 is a function of acquisition-related increases and higher sales prices.

Operating Expenses. During the year ended August 31, 2007, operating expenses increased by $85.3 million compared to the same period last year. The increase is directly related to the operating expenses of the identifiable Titan operations. Included in these operating expenses are increases that relate to higher vehicle fuel costs and other vehicle expenses, and general increases in other operating expenses including safety training costs of the newly acquired employees from the Titan acquisition, and other acquisition costs related to blends and mergers of propane locations to gain forward synergies and cost savings.

During the year ended August 31, 2006, operating expenses increased by $35.9 million compared to fiscal 2005 due to a combination of a $21.4 million increase due to the Titan acquisition, a $9.2 million increase in our employee base from other acquisitions and annual salary increases, $3.4 million due to higher fuel costs to run our vehicles and other vehicle expenses, and a $4.7 million general increase in other operating expenses primarily from other acquisitions, offset by a $2.8 million net decrease in other operating expenses.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the comparable years of August 31, 2007 and 2006 is primarily due to increases from administrative expense allocations, increases in administrative bonuses, salaries and deferred compensation expense related to increases in staffing and additional restricted unit awards outstanding and the addition of administrative employees from the Titan acquisition. The increase also includes increases in our IT costs as we continue to enhance our current infrastructure for our administrative and propane systems. Effective with the Transwestern acquisition in December 2006, an allocation of administrative expenses is now made to the operating partnerships, which increased the retail propane selling, general and administrative expenses by a net $7.9 million for the year ended August 31, 2007.

The increase in selling, general and administrative expenses for the comparable years of August 31, 2006 and 2005 is primarily due to increases in administrative bonuses, salaries and deferred compensation expense related to increases in staffing and additional restricted unit awards outstanding.

Depreciation and Amortization Expense. The increase of $12.8 million in depreciation and amortization expense for the year ended August 31, 2007 as compared to 2006 is due primarily to the acquisition of Titan on June 1, 2006. Depreciation and amortization increased $6.5 million for the fiscal year ended August 31, 2006 as compared to August 31, 2005, primarily due to the depreciation and amortization of assets and amortizable intangibles added through acquisitions during fiscal 2006.

Income Taxes

As a limited partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended August 31, 2007, 2006 and 2005, our non-qualifying income was not expected to, or did not, exceed the statutory limit.

Our partnership will be considered to have terminated for federal income tax purposes if transfers of units within a 12-month period constitute the sale or exchange of 50% or more of our capital and profit interests. In order to determine whether a sale or exchange of 50% or more of capital and profits interests has occurred, we review information available to us regarding transactions involving transfers of our units, including reported transfers of units by our affiliates and sales of units pursuant to trading activity in the public markets; however, the information we are able to obtain is generally not sufficient to make a definitive determination, on a current basis, of whether there have been sales and exchanges of 50% or more of our capital and profits interests within the prior 12-month period, and we may not have all of the information necessary to make this determination until several months following the time of the transfers that would cause the 50% threshold to be exceeded.

Based on the information currently available to us, we believe that we exceeded the 50% threshold on May 7, 2007, and, as a result, we have determined that our partnership terminated for federal tax income purposes on that date. Our termination also caused ETP to terminate for federal income tax purposes on that date. These terminations do not affect our classification or the classification of ETP as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” or the “qualifying income” of ETP for federal income tax purposes. These terminations will require both us and ETP to close our taxable years and to make new elections as to various tax matters. In addition, ETP will be required to reset the depreciation schedule for its depreciable assets for federal income tax purposes. The resetting of ETP’s depreciation schedule will result in a deferral of the depreciation deductions allowable in computing the taxable income allocated to the Unitholders of ETP and, consequently, to our Unitholders. However, elections ETP and ETE will make with respect to the amortization of certain intangible assets will have the effect of reducing the amount of taxable income that would otherwise be allocated to ETE Unitholders.

We believe that the net effect of our tax termination and the tax termination of ETP will be an allocation for the 2007 calendar year of (i) an increased amount of taxable income as a percentage of the cash distributed to our Unitholders who acquired their units prior to our initial public offering in February 2006 and (ii) a decrease in the amount of taxable income as a percentage of the cash distributed to our Unitholders who purchased their units on or after the date of our initial public offering in February 2006. We estimate, based on our current distribution levels and various assumptions regarding the gross income and capital expenditures of ETP, that a Unitholder who purchased our units on the date of our initial public offering or a new purchaser of our units would be allocated taxable income of less than 10% of the cash distributed to them for the 2008 calendar year. In the case of a Unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than 12 months of our income or loss being includable in their taxable income for the year of termination.

As a result of the tax termination discussed above, we elected new depreciation and amortization policies for income tax purposes, which include the amortization of goodwill. As a result of the income tax regulations related to remedial income allocations, ETP’s subsidiary, HHI, which owns ETP’s Class E units, receives a special allocation of taxable income, for income tax purposes only, essentially equal to the amount of goodwill amortization deductions allocated to purchasers of ETP common units. The amount of such “goodwill” accumulated as of the date of ETP’s acquisition of HHI (approximately $158 million) is now being amortized over 15 years beginning on May 7, 2007, the date of our new tax elections. ETP accounts for HHI using the treasury stock method due to its ownership of ETP’s Class E units. Due to the accounting rules outlined in SFAS 109 and related Interpretations, ETP accounts for the tax effects of the goodwill amortization and remedial income allocation as an adjustment of ETP’s HHI purchase price allocation, which effectively results in a charge to ETP’s common equity and a deferred tax benefit offsetting the current tax expense resulting from the remedial income allocation for tax purposes. For the year ended August 31, 2007, this resulted in a current tax expense and deferred tax benefit (with a corresponding charge to common equity as an adjustment of the purchase price allocation) of approximately $1.2 million. As of August 31, 2007, the amount of tax goodwill to be amortized over the next 15 years for which HHI will receive a remedial income allocation is approximately $155 million.

The difference between the statutory rate and the effective rate is summarized as follows:

	Years Ended August 31,
	2007	2006	2005
Federal statutory tax rate	35.00%	35.00%	35.00%
State income tax rate net of federal benefit	1.25%	3.10%	3.56%
Earnings not subject to tax at the Partnership level	(34.23)%	(32.80)%	(36.58)%

Effective tax rate	2.02%	5.30%	1.98%

Income tax expense consists of the following current and deferred amounts:

	Years Ended August 31,
	2007	2006	2005
Continuing operations -
Current provision:
Federal	$7,896	$27,640	$5,042
State	10,432	1,987	963

	18,328	29,627	6,005
Deferred provision (benefit):
Federal	(7,494)	(6,227)	(2,015)
State	557	(385)	407

	(6,937)	(6,612)	(1,608)
Total tax provision on continuing operations	11,391	23,015	4,397

Discontinued operations -
Current income tax expense:
Federal	—	—	1,570
State	—	—	259

Total Tax Provision	$11,391	$23,015	$6,226

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the year ended August 31, 2007, we recognized current state income tax expense related to the Texas margin tax of $6.9 million. There is no comparable state tax expense for the years ended August 31, 2006 or 2005.

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

On July 17, 2006, the Parent Company purchased 9,642,757 of its Common Units from one of the Common Unitholders for an aggregate purchase price of approximately $237.8 million. The purchase was funded with a combination of borrowings from the Parent Company’s $500.0 million Revolving Credit Facility and a new $150.0 million Senior Secured Term Loan Facility which is discussed under “Description of Indebtedness” below.

On November 1, 2006, ETP issued approximately 26.1 million of its Class G Units to the Parent Company for $1.2 billion, at a price of $46.00 per unit based upon a market discount from the closing price of ETP’s Common Units on October 31, 2006. The ETP Class G Units were issued to the Parent Company pursuant to a customary agreement, and the Parent Company was granted registration rights. ETP used the proceeds of $1.2 billion in order to fund a portion of the Transwestern pipeline acquisition and to repay indebtedness ETP incurred in connection with the Titan acquisition. The terms of the Class G Units were substantially similar to those of ETP’s Common Units, as discussed in Note 7 to our consolidated financial statements. On May 1, 2007, the ETP Class G Units converted to ETP Common Units upon approval of the ETP Common Unitholders.

In a separate but related transaction, on November 1, 2006, ETE acquired from ETI, the remaining 50% ownership of Class B limited partner interests in ETP GP, which have the right to distributions of general partner IDRs of ETP, resulting in ETE now owning 100% of the IDRs. The acquisition was effected through an exchange of 83,148,900 newly created ETE Class C Units for the ETP GP Class B interests owned by ETI and the assumption of ETI debt of $70.5 million. See Note 2 of our condensed consolidated financial statements for discussion of the accounting for the transaction with ETI.

On November 1, 2006, the Parent Company entered into a six year $1.3 billion Senior Secured Term Loan Facility with UBS Investment Bank and Wachovia Capital Markets, LLC, Wachovia Bank, National Association as Administrative Agent. This facility was amended on December 4, 2006 to consolidate ETE’s existing term loan of $150 million with the new $1.3 billion term loan to form one facility totaling $1.45 billion with a maturity date of November 1, 2012. The Parent Company used the proceeds of the loan to acquire the Class G Units of ETP, refinance assumed debt and for liquidity and general Partnership purposes.

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

In connection with the November 2006 and March 2007 private placement of units, the Parent Company executed registration rights agreements under which it agreed to file a shelf registration statement under the Securities Act within 90 days of closing of the private placement. The Form S-3 shelf registration statement was filed on September 25, 2007, and provides for a primary offering of Common Units up to a total of $2.0 billion and a secondary offering of approximately 66.6 million Common Units by selling Unitholders.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its partners will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

ETP’s future capital requirements will generally consist of:

•

maintenance capital expenditures, which include capital expenditures made to connect additional wells to its natural gas systems in order to maintain or increase throughput on existing assets, for which we expect to expend approximately $70 million in the next fiscal year and capital expenditures to extend the useful lives of ETP’s propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet for which ETP expects to expend approximately $35 million in the next fiscal year;

•

growth capital expenditures, mainly for constructing new pipelines, processing plants, treating plants and compression for the midstream and intrastate transportation and storage segment for which we expect to expend approximately $1.0 billion in the next fiscal year. We also expect to spend approximately $800 million in our interstate segment for constructing new pipelines and pipeline expansion and approximately $30 million for customer propane tanks in the next fiscal year; and

•	acquisition capital expenditures including acquisition of new pipeline systems and propane operations. As a partnership practice, we do not budget for acquisitions.

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

•

growth capital expenditures may be financed by the proceeds of borrowings under the existing ETP credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof; and

•

acquisition capital expenditures may be financed by the proceeds of borrowings under the existing ETP credit facilities, other ETP lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

The assets used in ETP’s natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures other than those expenditures necessary to maintain the service capacity of ETP’s existing assets. The assets utilized in ETP’s propane operations do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, replacing pipe caused by delays from mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond its control. However, ETP includes these factors into its anticipated growth capital expenditures for each fiscal year.

ETP manages its exposure to increased pipe costs by purchasing steel and reserving mill space, as projects are approved, in advance of construction. However, there is no assurance that ETP will not be impacted by increased pipe costs and limited mill space.

In connection with the HPL System acquisition, ETP engages in natural gas storage transactions in which it seeks to find and profit from pricing differences that occur over time. Natural gas is typically purchased and held in storage during the summer months and sold during the winter months. Although ETP intends to fund natural gas purchases with cash generated from operations, from time to time it may need to finance the purchase of natural gas to be held in storage with borrowings from its current credit facilities. ETP intends to repay these borrowings with cash generated from operations when the gas is sold.

During fiscal year 2006, ETP filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register a $1.0 billion aggregate offering price of Common Units. Through August 31, 2007, ETP has not made any sales under this Registration Statement.

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

Operating Activities. Cash provided by operating activities during the year ended August 31, 2007, was $754.5 million as compared to cash provided by operating activities of $310.8 million for the year ended August 31, 2006. The net cash provided by operations for the year ended August 31, 2007 consisted of net income of $319.4 million, non-cash charges of $187.0 million, principally minority interests, non cash unit-based compensation expense and depreciation and amortization, and cash from changes in operating assets and liabilities of $248.1 million. Various components of operating assets and liabilities changed significantly from the prior period due to factors such as the change in value of price risk management assets and liabilities, variance in the timing of accounts receivable collections, payments on accounts payable, and the timing of the purchase and sale of inventories related to the propane and intrastate transportation and storage operations.

Investing Activities. Cash used in investing activities during the year ended August 31, 2007 of $2.2 billion is comprised primarily of cash paid for our investment in CCEH of $1.0 billion (net of the receipt of $49.0 million from CCEH as per the terms of our acquisition agreement), other acquisitions of $90.7 million and $1.0 billion invested for growth capital expenditures (including the payment of $9.4 million accrued in prior periods) of which $974.6 million related to natural gas operations and $32.9 million to propane operations. We also incurred $89.2 million in maintenance expenditures needed to sustain operations of which $63.2 million related to natural gas operations and $26.0 million to propane.

Financing Activities. Cash provided by financing activities was $1.5 billion for the year ended August 31, 2007. We received $372.4 million in proceeds from the sale of Common Units. We had a net increase of $1.4 billion in our debt level, of which $1.0 billion was used to fund the purchase of the member interests of CCEH and the remainder was used to repay the indebtedness we incurred in connection with the Titan acquisition as discussed in Note 2 to our consolidated financial statements. On October 23, 2006, we received net proceeds of $791.0 million from the issuance of senior notes (see Note 6 to our consolidated financial statements) which we used to repay borrowings under the Partnership’s revolving credit facility. In January and February 2007, we borrowed a total of approximately $307.0 million on our Revolving Credit Facility to fund required pre-payments of the debt we assumed in connection with our acquisition of Transwestern. In May 2007, Transwestern issued $307.0 million principal of Senior Unsecured Series Notes from which we used $295.0 million to repay borrowings and accrued interest outstanding under the Partnership’s revolving credit facility and $12.0 million for general partnership purposes. During the year ended August 31, 2007, we paid $23.3 million debt issue costs related to debt issuances. During the year ended August 31, 2007 we paid distributions of $277.0 million to our partners.

Financing and Sources of Liquidity

Description of Indebtedness

ETE’s consolidated indebtedness as of August 31, 2007 includes the Parent Company’s Senior Secured Credit Agreement which includes a $1.45 billion Senior Secured Term Loan Facility available through November 1, 2012 and a $500 million Senior Secured Revolving Credit Facility available through February 8, 2011. ETP has $750 million in principal amount of 5.95% Senior Notes due 2015, $400 million in principal amount of 5.65% Senior Notes due 2012, $400 million in principal amount of 6.125% Senior Notes due 2017 and $400 million in principal amount of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”), a revolving credit facility that allows for borrowings of up to $2.0 billion (expandable to $3.0 billion) available through June 20, 2012 (the “ETP Credit Facility”), and a $310 million, 364-day term loan credit facility executed on October 5, 2007 (discussed below). ETP also assumed long-term debt in connection with the Transwestern acquisition which is discussed in detail below. We also currently maintain a separate credit facility for HOLP. The terms of our indebtedness and our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements. Failure to comply with the various restrictive and affirmative covenants of the credit agreements could negatively impact our ability and the ability of our subsidiaries to incur additional debt and our subsidiaries’ ability to pay distributions. We are required to measure these financial tests and covenants quarterly and, as of August 31, 2007, we were in compliance with all financial requirements, tests, limitations, and covenants related to financial ratios under our existing credit agreements.

Parent Company Indebtedness

On December 4, 2006, the Parent Company entered into a Second Amendment to Amended and Restated Credit Agreement, dated December 4, 2006 (as amended, the “Parent Company Credit Agreement”) with BNP, CitiCorp North American, JPMorgan Chase, UBS Securities and Wachovia Capital Markets, with Wachovia Bank, NA as

Administrative Agent. The Parent Company Credit Agreement provided for the consolidation of the three separate outstanding Term Loans into a single $1.45 billion Term Loan Facility and a Term Loan Maturity Date of November 1, 2012. The Parent Company used the proceeds of the loan to acquire the Class G Units of ETP, refinance debt assumed in the transaction with ETI discussed above and for liquidity and general Partnership purposes.

The Parent Company Credit Agreement also includes a $500.0 million Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of August 31, 2007 was $1.6 billion with no amounts outstanding under the Swingline loan option. The total amount available under the Parent Company’s debt facilities as of August 31, 2007 was $378.5 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to bank syndication’s approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. At August 31, 2007, the weighted average interest rate was 7.1061% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

The Parent Company Credit Agreement is secured by a lien on all tangible and intangible assets of the Parent Company and its subsidiaries including its ownership of 62.5 million ETP Common Units, the Parent Company’s 100% interest in ETP LLC and ETP GP with indirect recourse to ETP GP’s 2% General Partner interest in ETP and 100% of ETP GP’s outstanding incentive distribution rights in ETP, which the Parent Company holds through its ownership in ETP GP. The financial covenants contained in the revolving credit facility include a leverage ratio test, a consolidated leverage ratio test, an interest coverage ratio test and a value-to-loan ratio. Please see Note 6 to our consolidated financial statements included under Item 8 of this Form 10-K for further discussion of the covenants.

ETP Indebtedness

ETP Senior Notes

On October 23, 2006, ETP closed the issuance, under a $1.5 billion S-3 Registration Statement, of $400.0 million of 6.125% senior notes due 2017 and $400.0 million of 6.625% senior notes due 2036. ETP used the net proceeds of approximately $791.0 million from the issuance of the notes to repay borrowings and accrued interest outstanding under its previously existing revolving credit facility, to pay expenses associated with the offering and for general partnership purposes. Interest on the 2017 senior notes is payable semiannually on February 15 and August 15 of each year, beginning February 15, 2007, and interest on the 2036 senior notes is payable semiannually on April 15 and October 15 of each year, beginning April 15, 2007.

The ETP Senior Notes represent senior unsecured obligations and rank equally with all of our other existing and future unsecured and unsubordinated indebtedness. In connection with the Partnership entering into the credit agreement for the ETP Credit Facility in July 2007 as described in more detail below, all guarantees by ETC OLP, Titan and all of their direct and indirect wholly-owned subsidiaries for the ETP Senior Notes were released and discharged. As a result, the ETP Senior Notes effectively rank junior to any future indebtedness of ours or our subsidiaries that is both secured and unsubordinated to the extent of the value of the assets securing such indebtedness, and the ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of our existing and future subsidiaries.

The ETP Senior Notes were issued under an indenture containing covenants, which include covenants that restrict our ability to, subject to certain exceptions, incur debt secured by liens, engage in sale and leaseback transactions or merge or consolidate with another entity or sell substantially all of our assets.

Transwestern Assumed Long-Term Debt and Senior Unsecured Series Notes

On December 1, 2006 ETP assumed the following long-term debt in connection with the Transwestern acquisition:

5.39% Notes due November 17, 2014	$270,000
5.54% Notes due November 17, 2016	250,000

Total long-term debt outstanding	520,000

Unamortized debt discount	(623)

Total long-term debt assumed	$519,377

No principal payments are required under any of the Transwestern debt agreements prior to their respective maturity dates. Due to a change in control provision in Transwestern’s debt agreements, Transwestern was required to pre-pay $292 million and $15 million in February and March 2007, respectively. These payments were financed with borrowings from the ETP’s previously existing revolving credit facility.

In May 2007, Transwestern issued a total of $307 million aggregate principal amount of Senior Unsecured Series Notes (“Transwestern Series Notes”) comprised of the following:

Principal	Interest Rate	Maturity Date
$82,000	5.64%	May 24, 2017
150,000	5.89%	May 24, 2022
75,000	6.16%	May 24, 2037

The Partnership used $295 million of the proceeds received to repay borrowings and accrued interest outstanding under its then existing revolving credit facility and $12 million for general partnership purposes. Interest is payable semi-annually, and the Transwestern Series Notes rank pari passu with Transwestern’s other unsecured debt. The Transwestern Series Notes are prepayable at any time in whole or pro rata in part, subject to a premium or upon a change of control event, as defined.

Transwestern’s credit agreements contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and require certain debt to capitalization ratios.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes. In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of August 31, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Revolving Credit and Short-Term Debt Facilities

ETP Facilities

ETP Credit Facility. On July 20, 2007, we entered into the ETP Credit Facility with Wachovia Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent, and certain other agents and lenders. The ETP Credit Facility replaced our previously existing $1.5 billion revolving credit facility, and all outstanding borrowings and letters of credit under our previously existing credit facility were replaced by borrowings and letters of credit under the ETP Credit Facility. The $1.5 billion prior credit facility was then terminated. The ETP Credit Facility provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion at our option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld). The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2.0 billion unless expanded to $3.0 billion) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions during certain Defaults and during any Event of Default;

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates;

•	enter into restrictive agreements; and

•	enter into speculative hedging contracts.

This credit agreement also contains a financial covenant that provides that on each date the Partnership makes a Distribution, the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified Acquisition Period (as such terms are used in this credit agreement).

As of August 31, 2007, there was a balance of $969.4 million in revolving credit loans (including $107.4 million in Swingline loans) and $57.3 million in letters of credit. The weighted average interest rate on the total amount outstanding at August 31, 2007, was 6.01%. The total amount available under the ETP Credit Facility, as of August 31, 2007, which is reduced by any amounts outstanding under the swingline loan and letters of credit, was $973.3 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries. In connection with entering into the credit agreement for the ETP Credit Facility, all guarantees by ETC OLP, Titan and their direct and indirect wholly-owned subsidiaries of the ETP Senior Notes were released and discharged. The indebtedness under the ETP Credit Facility has the same priority of payments as our other current and future unsecured debt.

ETP Term Loan. On October 5, 2007, ETP entered into a credit agreement providing for a $310 million, 364-day term loan credit facility (the “Term Loan Agreement”). Borrowings under the Term Loan Agreement were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the Term Loan Agreement is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the Term Loan Agreement, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The Term Loan Agreement requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance. The Term Loan Agreement contains covenants that are similar to the covenants of our existing ETP Credit Facility.

Prior ETP Credit Facilities. On September 25, 2006, ETP exercised the accordion feature of its previously existing revolving credit facility and expanded the amount of the facility from $1.3 billion to $1.5 billion. Amounts borrowed under ETP’s previously existing revolving credit facility bore interest at a rate based on either a Eurodollar rate or a prime rate. ETP’s previously existing revolving credit facility had a swingline loan option with a maximum borrowing of $75.0 million at a daily rate based on LIBOR. The commitment fee payable on the unused portion of the facility varied based on ETP’s credit rating and the maximum fee was 0.175%. ETP’s previously existing revolving credit facility was fully and unconditionally guaranteed by ETC OLP and Titan and all of their direct and indirect wholly-owned subsidiaries of ETP. ETP’s previously existing revolving credit facility was unsecured and had equal rights to holders of ETP’s other current and future unsecured debt.

On October 18, 2006 ETP paid and retired a $250 million unsecured revolving credit facility which matured under its terms on December 1, 2006. Amounts borrowed under this facility bore interest at a rate based on either a Eurodollar rate or a base rate. The maximum commitment fee payable on the unused portion of the facility was 0.25%. The $250 million revolving credit facility was fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP.

HOLP Facilities

Effective August 31, 2006, HOLP entered into the Fourth Amended and Restated Credit Agreement, a $75 million Senior Revolving Facility available through June 30, 2011 (the “HOLP Facility”) which may be expanded to $150 million. The HOLP Facility has a swingline loan option with a maximum borrowing of $10 million at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility (total book value as of August 31, 2007 of approximately $1.2 billion). There was no balance outstanding on the HOLP Facility as of August 31, 2007. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding letters of credit under the HOLP Facility of $1.0 million at August 31, 2007. The sum of the loans made under the HOLP Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the maximum amount of the HOLP Facility.

Debt Covenants

The agreements for each of the Senior Notes, Senior Secured Notes, Medium Term Note Program, Senior Secured Promissory Notes, and the revolving credit facilities contain customary restrictive covenants applicable to ETP and the Operating Partnerships, including the achievement of various financial and leverage covenants, limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens. The most restrictive of these covenants require us to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA, as defined in the agreements, for the specified four fiscal quarter period of not greater than 5.0 to 1.0, with a permitted increase to 5.5 to 1.0 during a specified Acquisition Period (these terms are defined in the credit agreement related to the ETP Credit Facility), Adjusted Consolidated Funded Indebtedness to Adjusted Consolidated EBITDA (as these terms are similarly defined in the credit agreement related to the ETP Credit Facility and the note agreements related to the HOLP Notes) of not more than 4.75 to 1 and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the credit agreement related to the ETP Credit Facility and the note agreements related to the HOLP Notes) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating these ratios, Consolidated EBITDA is based upon our EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestitures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. These debt agreements also provide that the Operating Partnerships may declare, make, or incur a liability to make, restricted payments during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; (b) no default or event of default exists before such restricted payments; and (c) each Operating Partnership’s restricted payment is not greater than the product of each Operating Partnership’s Percentage of Aggregate Available Cash multiplied by the Aggregate Partner Obligations (as these terms are similarly defined in the bank credit facilities and the Note Agreements). The note agreements related to the HOLP Notes further provide that HOLP’s Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes and in addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

Failure to comply with the various restrictive and affirmative covenants of our bank credit facilities and the Note Agreements could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Partnerships’ ability to incur additional debt and/or our ability to pay distributions. We are required to measure these financial tests and covenants quarterly and were in compliance with all requirements, tests, limitations, and covenants related to the Partnership’s, Transwestern’s and HOLP’s debt agreements as of August 31, 2007.

Contractual Obligations

The following table summarizes our long-term debt and other contractual obligations as of August 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$5,245,739	$47,063	$85,955	$1,144,908	$3,967,813
Interest on fixed rate long-term debt (a)	1,952,088	167,744	354,086	340,718	1,089,540
Payments on derivatives	6,197	5,233	964	—	—
Purchase commitments (b)	717,350	607,854	109,496	—	—
Operating lease obligations	98,788	13,492	27,249	29,877	28,170

Totals	$8,020,162	$841,386	$577,750	$1,515,503	$5,085,523

(a)	Fixed rate interest on long-term debt includes the amount of interest due on our fixed rate long-term debt. These amounts do not include interest on our variable rate debt obligations which include our Revolving Credit Facilities and Revolving Credit Facility Swingline Loan options. As of August 31, 2007, variable rate interest on our outstanding balance of variable rate debt of $2.5 billion would be $180.6 million on an annual basis. See Note 6 – “Debt Obligations” to the consolidated financial statements in Item 8 of this report for further discussion of the long-term debt classifications and the maturity dates and interest rates related to long-term debt.

(b)	We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the August 31, 2007 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

In August 2007 and in connection with a reimbursable agreement entered into by MEP with a financial institution, ETP executed a percentage guaranty with the same financial institution whereby it would be liable for its 50% of any defaulted payments not made by MEP, plus interest. The reimbursable agreement has a commitment up to $197.0 million, as amended, and expires in September 2008.

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

Distributions declared since the Parent Company’s Initial Public Offering in February 2006 are as follows:

	Record Date	Payment Date	Amount per Unit
Fiscal Year 2007	July 2, 2007	July 19, 2007	$0.3725
	April 9, 2007	April 16, 2007	0.3560
	January 4, 2007	January 19, 2007	0.3400
	October 5, 2006	October 19, 2006	0.3125

Fiscal Year 2006	June 30, 2006	July 19, 2006	$0.2375
	March 31, 2006	April 19, 2006	0.0578

On September 25, 2007, the Parent Company announced the declaration of a cash distribution for the fourth quarter ended August 31, 2007 of $0.39 per Common Unit, or $1.56 annually, an increase of $0.07 per Common Unit on an annualized basis. The distribution was paid on October 19, 2007 to Unitholders of record at the close of business on October 5, 2007.

The total amount of distributions (all from Available Cash from the Parent Company’s operating surplus) declared during the years ended August 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Limited Partners –
Limited Partners (a)	$—	$34,010	$666,751
Common Units	246,136	65,905	—
Class B Units	1,645	745	—
Class C Units	28,261	—	—

General Partner	955	599	4,861

Total distributions declared	$276,997	$101,259	$671,612

(a)	Represents distributions prior to the Parent Company’s IPO.

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 100% of ETP’s incentive distribution rights and ETP Common Units held by the Parent Company.

The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interest and Incentive Distribution Rights for the years ended August 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Limited Partners Interests	$174,969	$80,203	$57,671
General Partner Interest	12,701	6,931	4,237
Incentive Distribution Rights	183,056	64,436	27,971
Less holdback (a)	—	(2,287)	(8,182)

Total distributions received from ETP	$370,726	$149,283	$81,697

(a)	Represents amounts held back for reimbursement of expenses and contributions required to maintain ETP GP’s 2% General Partner interest in ETP.

Cash Distributions Paid by ETP

ETP will use its cash provided by operating and financing activities from the Operating Partnerships to provide distributions to its Unitholders. Under ETP’s partnership agreement, ETP will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash (as defined in ETP’s partnership agreement) for such quarter. Available Cash generally means, with respect to any quarter of ETP, all cash on hand at the end of such quarter less the amount of cash reserves established by ETP’s General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. ETP’s commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for its operations.

Distributions declared by ETP during the years ended August 31, 2007, 2006 and 2005 are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Fiscal Year 2007	July 2, 2007	July 16, 2007	$0.80625
	April 6, 2007	April 13, 2007	0.78750
	January 4, 2007	January 15, 2007	0.76875
	October 5, 2006	October 16, 2006	0.75000

Fiscal Year 2006	June 30, 2006	July 14, 2006	$0.63750
	June 30, 2006 (1)	July 14, 2006	0.03250
	March 24, 2006	April 14, 2006	0.58750
	January 4, 2006	January 13, 2006	0.55000
	September 30, 2005	October 14, 2005	0.50000

Fiscal Year 2005	July 8, 2005	July 14, 2005	$0.48750
	March 16, 2005	April 14, 2005	0.46250
	January 5, 2005	January 14, 2005	0.43750
	October 7, 2004	October 15, 2004	0.41250

(1)	Special SCANA distribution – On June 20, 2006, the Board of Directors of ETP’s General Partner declared a special distribution of $0.0325 per Limited Partner Unit related to the proceeds we received in connection with the SCANA litigation settlement. This distribution was paid on July 14, 2006 to the holders of record of ETP’s Common and Class F Units as of the close of business on June 30, 2006. This special one-time payment was approved following a determination of the Litigation Committee of ETP’s General Partner to distribute all the net distributable litigation proceeds we received in accordance with the partnership agreement. The special distribution also included a payment distribution of $3.6 million to the holder of ETP’s Class C Units for that amount that would otherwise have been distributed to its General Partner.

On September 25, 2007, ETP announced the declaration of a cash distribution for the fourth quarter ended August 31, 2007 of $0.825 per Common Unit, or $3.30 annually, an increase of $0.075 per Common Unit on an annualized basis. The distribution was paid on October 16, 2007 to Unitholders of record at the close of business on October 5, 2007.

The total amount of distributions (all from Available Cash from ETP’s operating surplus) declared during the years ended August 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Limited Partners –
Common Units	$366,180	$248,237	$173,802
Class C Units (1)	—	3,599	—
Class F Units	—	3,232	—
Class G Units	40,598	—	—

General Partners –
2% Ownership	12,701	6,981	4,390
Incentive Distribution Rights	203,069	81,722	28,847

	$622,548	$343,771	$207,039

(1)	Special SCANA distribution – see discussion above.

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We adopted this statement on September 1, 2007. We are continuing to evaluate the impact of FIN 48, but at this time we believe that the adoption of FIN 48 will not have a significant impact on our consolidated financial statements.

FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2, issued in December 2006, provides guidance related to the accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (“SFAS No. 5”). FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. We adopted this Staff Position on September 1, 2007 and the impact was not significant.

SFAS No. 154, Accounting Changes and Error Correction – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). In May 2005, the FASB issued SFAS 154 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management adopted the provisions of SFAS 154 on September 1, 2006, with no material impact on our consolidated results of operations, cash flows or financial position.

SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 17 to our consolidated financial statements).

SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). Issued in September 2006, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and disclosure provisions of SFAS 158 on December 1, 2006 in connection with our acquisition of Transwestern, the effect of which was not material. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. Management does not believe the adoption of the measurement provisions of this statement will have a material impact on our financial statements. We plan to adopt the measurement provisions of this statement when required during our calendar year beginning January 1, 2008 (see Note 17 to our consolidated financial statements).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective, however, the amendment applies to all entities with available-for-sale and trading securities. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements (discussed above). We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 17 to our consolidated financial statements).

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

SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In September 2006, the Securities and Exchange Commission (“SEC”) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on August 31, 2007. The adoption did not have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. Our critical accounting policies are discussed below. For further details on our accounting policies and a discussion of new accounting pronouncements, see Note 3 to our consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities and accruals for and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As is normal in the natural gas industry, our most current month’s financial results for our midstream and transportation and storage segments are estimated using volume estimates and market prices. Variances in these estimates, including variances in volume estimates, are inherent in our business. Actual results could differ from our estimates if the underlying assumptions prove to be incorrect, and such differences could be material.

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

Our intrastate transportation and storage segment and interstate transportation segment results are determined primarily by the amount of capacity customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay us even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) a fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. The intrastate transportation and storage segment also generates its revenues and margin from the sale and marketing of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies on the HPL System.

Transwestern is subject to FERC regulations. As a result, FERC may require the refund of revenues collected during the pendency of a rate proceeding in a final order. Transwestern establishes reserves for these potential refunds, as appropriate. No such reserves were required at August 31, 2007.

We account for our trading activities under the provisions of EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which requires revenue and costs related to energy trading contracts to be presented on a net basis in the income statement.

Regulatory Assets and Liabilities. Transwestern is subject to regulation by certain state and federal authorities, is part of our interstate transportation segment and has accounting policies that conform to Statement of Financial Accounting Standards No. 71 (As Amended), Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), which is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.

Fair Value of Derivative Commodity Contracts. We utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices and in our trading activities. These contracts consist primarily of commodity forwards, futures, swaps, options and certain basis contracts as cash flow hedging instruments. Certain contracts are not accounted for as hedges and, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the gains and losses resulting from changes in the fair value of these contracts are recorded on a current basis on the statement of operations. In our retail propane business, we classify all gains and losses from these derivative contracts entered into for risk management purposes as liquids marketing revenue in the consolidated statement of operations. The gains and losses on the natural gas derivative contracts that are entered into for trading purposes are recognized in the midstream and transportation and storage revenue on a net basis in the consolidated statement of operations. The non-trading gains and losses for natural gas contracts are recorded as cost of products sold in the consolidated statement of operations. On our contracts that are designated as cash flow hedges in accordance with SFAS No. 133, the effective portion of the hedged gain or loss is initially reported as a component of other comprehensive income and is subsequently reclassified into earnings when the physical transaction settles. The ineffective portion of the gain or loss is reported in earnings immediately. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers, and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. We also use the Black-Scholes valuation model to estimate the value of certain options. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding our derivative activities.

Impairment of Long-Lived Assets and Goodwill. Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

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

Property, Plant, and Equipment. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures also include capital expenditures made to connect additional wells to our systems in order to maintain or increase throughput on our existing assets. Growth or expansion capital expenditures are capital expenditures made to expand the existing operating capacity of our assets, whether through construction or acquisition. We treat repair and maintenance expenditures that do not extend the useful life of existing assets as operating expenses as we incur them. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful life ranging from 3 to 80 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful live of our property, plant, and equipment.

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

Legal Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised as required as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints.

For more information on our litigation and contingencies, see Note 10 to our consolidated financial statements included in Item 8 in this report.

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this prospectus, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•	the amount of natural gas transported on ETP’s pipelines and gathering systems;

•	the level of throughput in ETP’s natural gas processing and treating facilities;

•	the fees ETP charges and the margins it realizes for its gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and natural gas liquids, or NGLs;

•	energy prices generally;

•	the prices of natural gas and propane compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of propane supplies;

•	the level of domestic oil, propane and natural gas production;

•	the availability of imported oil and natural gas;

•	the ability to obtain adequate supplies of propane for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for oil, natural gas and propane;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to our interstate and intrastate pipelines;

•

hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs or to the transporting, storing and distributing of propane that may not be fully covered by insurance;

•	the maturity of the propane industry and competition from other propane distributors;

•	competition from other midstream companies, interstate pipeline companies and propane distribution companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third party pipelines that connect with ETP’s pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of ETP’s liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by ETP’s customers;

•	regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our internal growth projects, such as our construction of additional pipeline systems;

•	risks associated with the construction of new pipelines and treating and processing facilities or additions to ETP’s existing pipelines and facilities;

•	the availability and cost of capital and ETP’s ability to access certain capital sources;

•	the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to ETP’s financial results and to successfully integrate acquired businesses;

•

changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and

•	the costs and effects of legal and administrative proceedings.

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” in Item 1A of this annual report.

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

Commodity Price Risk

We are exposed to commodity price risk from the risk of price changes in the natural gas and NGLs that we buy and sell in our midstream and intrastate transportation and storage operations. We control the scope of risk management, marketing and trading activities through a comprehensive set of policies and procedures involving senior levels of management. The audit committee of our Board of Directors has oversight responsibilities for our risk management limits and policies. A risk oversight committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Administrative and Compliance Officer, Treasurer, President—Midstream, Controller of our midstream and intrastate transportation and storage operations, and Senior Vice President—Commercial Optimization of our midstream and transportation and storage operations, sets forth risk management policies and objectives. The committee establishes procedures for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The trading activities are subject to the commodity risk management policy that includes risk management limits, including volume and stop-loss limits, to manage exposure to market risk. We do not engage in any derivative related activities in our interstate transportation segment.

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

In connection with the acquisition of the HPL System, we acquired certain physical forward contracts that contain embedded options that we have not designated as a normal purchase and sale nor were the contracts designated as hedges under SFAS 133. These contracts are marked to market, along with the financial options that offset them, and are recorded in the statement of operations and on our consolidated balance sheet as a component of price risk management assets and liabilities.

In our midstream and intrastate transportation and storage segments, we account for certain of our derivatives as cash flow hedges under SFAS 133. All derivatives are recognized on the balance sheet at fair value as price risk management assets and liabilities. The changes in the fair value of price risk management assets and liabilities that are designated, documented as cash flow hedges, and determined to be effective are recorded through other comprehensive income (loss). The effective portion of the hedge gain or loss is initially reported as a component of other comprehensive income (loss) and when the physical transaction settles, any gain or loss previously recorded in other comprehensive income (loss) on the derivative is recognized in earnings in the consolidated statement of operations. The ineffective portion of the gain or loss is reported immediately in cost of products sold in the consolidated statement of operations. For those derivatives that do not qualify for hedge accounting, the change in market value is recorded as cost of products sold in the consolidated statement of operations.

We also attempt to maintain balanced positions in our midstream and intrastate transportation and storage segments to protect us from the volatility in the energy commodities markets. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results either favorably or unfavorably.

Trading Activities

We have a risk management policy that provides for our marketing and trading operations to assume limited market price risk. These activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Certain transactions and forward contracts are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis swaps and gas daily contracts. These instruments are within the guidelines of the risk management policy which has been approved by our Board of Directors. The trading activities are a complement to the producer services’ operations and are accounted for in net revenues on the consolidated statement of operations. We follow the applicable provisions of EITF Issue 02-3 which requires that gains and losses on derivative instruments be shown net in the statement of operations if the derivative instruments are held for trading purposes. Net realized and unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the consolidated statement of operations as other revenue. Changes in the assets and liabilities from the trading activities result primarily from changes in the market prices, newly originated transactions, and the timing and settlement of contracts. Forward physical contracts associated with the trading activities are marked to market and included in revenue on our consolidated statement of operations because they do not meet “normal purchases and sales exception” of SFAS 133.

As a result of our trading activities and the use of derivative financial instruments that may not qualify for hedge accounting in our midstream and intrastate transportation and storage segments, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk management committee, which includes members of senior management, and predefined limits and authorizations set forth by our risk management policy.

Commodity-related Derivatives

Our commodity-related price risk management assets and liabilities as of August 31, 2007 were as follows:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	14,195,262	2007-2009	$5,551
Swing Swaps IFERC	Gas	7,282,500	2007-2008	(514)
Fixed Swaps/Futures	Gas	(590,000)	2007-2009	1,298
Forward Physical Contracts	Gas	(6,437,413)	2007-2008	343
Options	Gas	(976,000)	2007-2008	(346)
Forward/Swaps—in Gallons	Propane/Ethane	8,862,000	2007-2008	777

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(4,922,500)	2007-2008	$2,390
Swing Swaps IFERC	Gas	(21,250,000)	2007	(33)
Forward Physical Contracts	Gas	—	2007	323
Fixed Swaps/Futures	Gas	(10,275,000)	2007	(177)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,962,500)	2007-2008	$124
Fixed Swaps/Futures	Gas	(11,230,000)	2007-2009	23,078

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

Sensitivity analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of August 31, 2007. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Fixed Swaps/Futures	(11,820,000)	$24,376	$10,929
Basis Swaps IFERC/NYMEX	3,232,762	5,675	1,091
Swing Swaps IFERC	7,282,500	(514)	467
Options	(976,000)	(346)	190
Forward Physical Contracts’	(6,437,413)	343	3,442
Propane Forwards/Swaps (in Gallons)	8,862,000	777	3,495

Trading Derivatives
Swing Swaps IFERC	(21,250,000)	(33)	1,737
Basic Swaps IFERC/NYMEX	(4,922,500)	2,390	17
Forward Physical Contracts	—	323	2,980
Fixed Swaps/Futures	(10,275,000)	(177)	5,579

The table below summarizes our positions and values as of August 31, 2006. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Fixed Swaps/Futures	(34,265,000)	$1,873	$42,615
Basis Swaps IFERC/NYMEX	(873,860)	(9,234)	1,594
Swing Swaps IFERC	(37,220,448)	2,618	514
Options	(1,046,000)	21,653	5,189
Forward Physical Contracts	(7,986,000)	(21,653)	5,189
Propane Forwards/Swaps (in Gallons)	24,066,000	199	2,766

Trading Derivatives
Swing Swaps IFERC	—	(31)	205
Basic Swaps IFERC/NYMEX	(2,572,500)	21,995	701
Forward Physical Contracts	(455,000)	(68)	75

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates, primarily as a result of our variable rate debt and, in particular, our bank credit facilities. To the extent interest rates increase, our interest expense for our revolving credit facilities will also increase. At August 31, 2007, we had a total of $2.541 billion of variable rate debt outstanding and we have $1.625 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $925.0 million have their changes in fair value recorded in other income on the consolidated statement of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have an effect of $26.4 million in interest expense and other income, in the aggregate, on an annual basis.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. For further information, see Note 11 to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energy Transfer Equity, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, partners’ capital (deficit), and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Equity, L.P. and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy Transfer Equity L.P.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 29, 2007 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

October 29, 2007

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	August 31, 2007	August 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,350	$26,204
Marketable securities	3,099	2,817
Accounts receivable, net of allowance for doubtful accounts	637,676	675,545
Accounts receivable from related companies	5,979	602
Inventories	192,276	387,140
Deposits paid to vendors	45,490	87,806
Exchanges receivable	32,891	23,221
Price risk management assets	10,363	56,851
Prepaid expenses and other	45,454	42,549

Total current assets	1,050,578	1,302,735

PROPERTY, PLANT AND EQUIPMENT, net	5,971,127	3,748,614
LONG-TERM PRICE RISK MANAGEMENT ASSETS	151	2,192
ADVANCES TO AND INVESTMENT IN AFFILIATES	56,564	41,344
GOODWILL	748,018	633,998
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	356,651	195,258

Total assets	$8,183,089	$5,924,141

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	August 31, 2007	August 31, 2006
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$487,834	$603,527
Accounts payable to related companies	19,136	320
Exchanges payable	34,252	24,722
Customer advances and deposits	81,919	108,836
Accrued wages and benefits	53,504	40,247
Accrued and other current liabilities	199,653	164,898
Price risk management liabilities	2,707	36,918
Income taxes payable	6,486	83
Deferred income taxes	261	629
Current maturities of long-term debt	47,063	40,607

Total current liabilities	932,815	1,020,787

LONG-TERM DEBT, less current maturities	5,198,676	3,205,646
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	3,685	2,843
DEFERRED INCOME TAXES	198,947	207,877
OTHER NON-CURRENT LIABILITIES	13,666	2,110
MINORITY INTERESTS	1,882,432	1,439,127

COMMITMENTS AND CONTINGENCIES

Total liabilities	8,230,221	5,878,390

PARTNERS’ CAPITAL (DEFICIT):
General Partner	24	(69)
Limited Partners:
Common Unitholders (222,828,332 and 124,360,520 units authorized, issued and outstanding at August 31, 2007 and 2006, respectively)	(58,918)	(9,586)
Class B Unitholders (0 and 2,521,570 units authorized, issued and outstanding) at August 31, 2007 and 2006, respectively)	—	53,130

	(58,894)	43,475
Accumulated other comprehensive income, per accompanying statements	11,762	2,276

Total partners’ capital (deficit)	(47,132)	45,751

Total liabilities and partners’ capital (deficit)	$8,183,089	$5,924,141

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit and unit data)

	Years Ended August 31,
	2007	2006	2005
REVENUES:
Natural gas operations	$5,385,892	$6,877,512	$5,383,625
Retail propane	1,179,073	799,358	641,071
Other	227,072	182,226	144,102

Total revenues	6,792,037	7,859,096	6,168,798

COSTS AND EXPENSES:
Cost of products sold, natural gas operations	4,207,700	5,963,422	4,911,366
Cost of products sold, retail propane	734,204	493,642	384,186
Cost of products sold, other	136,302	111,252	85,963
Operating expenses	559,600	422,989	319,554
Depreciation and amortization	191,383	129,636	105,751
Selling, general and administrative	153,512	162,615	64,057

Total costs and expenses	5,982,701	7,283,556	5,870,877

OPERATING INCOME	809,336	575,540	297,921

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(279,986)	(150,646)	(101,061)
Loss on extinguishment of debt	—	(5,060)	(6,550)
Equity in earnings (losses) of affiliates	5,161	(479)	(376)
Gain (loss) on disposal of assets	(6,310)	851	(330)
Interest and other income, net	35,158	13,701	12,191

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	563,359	433,907	201,795
Income tax expense	(11,391)	(23,015)	(4,397)

INCOME BEFORE MINORITY INTERESTS	551,968	410,892	197,398
Minority interests	(232,608)	(303,752)	(96,946)

INCOME FROM CONTINUING OPERATIONS	319,360	107,140	100,452

DISCONTINUED OPERATIONS:
Income from discontinued operations	—	—	5,498
Gain on sale of discontinued operations, net of income tax expense	—	—	106,092
Minority interest in income from discontinued operations	—	—	(65,296)

Total income from discontinued operations	—	—	46,294

NET INCOME	319,360	107,140	146,746
GENERAL PARTNER’S INTEREST IN NET INCOME	1,048	609	1,207

LIMITED PARTNERS’ INTEREST IN NET INCOME	$318,312	$106,531	$145,539

BASIC NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$1.56	$0.80	$0.89
Limited Partners’ income from discontinued operations	—	—	0.41

NET INCOME PER LIMITED PARTNER UNIT	$1.56	$0.80	$1.30

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	204,578,719	133,820,176	111,939,537

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Limited Partners’ income from continuing operations	$1.55	$0.79	$0.75
Limited Partners’ income from discontinued operations	—	—	0.34

NET INCOME PER LIMITED PARTNER UNIT	$1.55	$0.79	$1.09

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	204,578,719	133,820,176	132,795,472

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended August 31,
	2007	2006	2005
Net income	$319,360	$107,140	$146,746

Other comprehensive income, net of tax:
Reclassification adjustment for gains and losses on derivative instruments accounted for as cash flow hedges included in net income	(163,378)	(74,507)	25,280
Change in value of derivative instruments accounted for as cash flow hedges	179,861	167,525	(111,617)
Change in value of available-for-sale securities	280	(634)	988
Minority interests	(7,277)	(63,415)	58,645

Comprehensive income	$328,846	$136,109	$120,042

Reconciliation of Accumulated Other Comprehensive Income (Loss)

Balance, beginning of period	$2,276	$(26,693)	$11

Current period reclassification to earnings	(163,378)	(74,507)	25,280
Current period change in value	180,141	166,891	(110,629)
Minority interests	(7,277)	(63,415)	58,645

Balance, end of period	$11,762	$2,276	$(26,693)

Components of Accumulated Other Comprehensive Income (Loss), net of tax

Commodity related derivative hedges	$21,192	$2,095	$(84,523)
Interest rate derivative hedges	2,057	4,672	(1,729)
Available-for-sale securities	581	300	935
Minority interests	(12,068)	(4,791)	58,624

Balance, end of period	$11,762	$2,276	$(26,693)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	General Partner	Common Unitholders	Class B Unitholders	Class C Unitholders	Limited Partners
Balance, August 31, 2004	$4,053	$—	$—	$—	$364,261
Retirement of limited partner interests	—	—	—	—	(20,333)
Distributions to partners	(4,861)	—	—	—	(666,751)
Issuance of additional limited partner interest	—	—	—	—	55,884
Capital transaction on sale of subsidiary Common Units	373	—	—	—	59,184
Net income	1,207	—	—	—	145,539

Balance, August 31, 2005	772	—	—	—	(62,216)
Units issued in IPO, net of issuance costs	—	473,978	—	—	—
Distribution of interest in ETP GP, LP	(27)	(4,428)		—	—
Conversion to Common Units	—	(39,606)		—	39,606
Redemption of Common Units	(824)	(130,796)	—	—	—
Repurchase of Common Units	—	(237,817)		—	—
Distributions to partners	(599)	(65,905)	(745)	—	(34,010)
Purchase premium on ETP shares	—	(54,001)	—	—	—
Compensation expense on issuance of Class B Units	—	—	52,953	—	—
Net income	609	48,989	922	—	56,620

Balance, August 31, 2006	(69)	(9,586)	53,130	—	—
Unit issuances (Note 2)	—	372,638	—	4,456	—
Equity issue costs of Class C Units	—	—	—	(204)	—
Assumption of related company debt (Note 2)	—	—	—	(70,500)	—
Distribution to partners	(955)	(246,136)	(1,645)	(28,261)	—
Purchase premium on ETP Class G Units (Note 7)	—	(451,150)	—	—	—
Unit-based compensation	—	28	—	—	—
Net income	1,048	260,184	2,524	55,604	—
Conversion to Common Units	—	15,104	(54,009)	38,905	—

Balance, August 31, 2007	$24	$(58,918)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended August 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,360	$107,140	$146,746
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization related to continuing and discontinued operations	191,383	129,636	107,298
Amortization of finance costs charged to interest expense	6,691	3,959	4,399
Loss on extinguishment of debt	—	5,060	6,550
Provision for loss on accounts receivable	4,229	1,723	5,523
(Gain) loss on disposal of assets	6,310	(851)	330
Gain on retirement of limited partner interests	—	—	(11,166)
Gain on sale of discontinued operations before income tax expense	—	—	(110,024)
Non-cash compensation on unit grants and other	10,499	59,991	1,608
Undistributed losses (earnings) of affiliates, net	(5,161)	(378)	526
Deferred income taxes	(6,939)	(6,724)	(1,609)
Undistributed minority interests	(19,975)	111,606	45,103
Net change in operating assets and liabilities, net of acquisitions	248,100	(100,380)	(157,151)

Net cash provided by operating activities	$754,497	$310,782	$38,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(90,695)	(586,185)	(1,131,844)
Working capital settlement on prior year acquisitions	—	19,653	—
Capital expenditures	(1,096,664)	(680,164)	(196,459)
Proceeds from the sale of discontinued operations	—	—	191,606
Proceeds from sale of investment in affiliates	—	—	2,632
Advances to and investment in affiliates	(993,866)	(4,651)	(2,355)
Proceeds from the sale of assets	23,135	6,941	5,303

Net cash used in investing activities	(2,158,090)	(1,244,406)	(1,131,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,010,633	3,495,806	3,769,721
Principal payments on debt	(4,628,052)	(2,567,053)	(2,538,209)
Equity offerings	372,434	473,978	—
Redemption of Common Units	—	(131,620)	—
Repurchase of Common Units	—	(237,817)	—
Equity offering of subsidiary	—	—	507,724
Distributions to Partners	(276,997)	(101,259)	(671,612)
Debt issuance costs	(23,279)	(5,666)	(22,987)
Retirement of employee incentive units	—	—	(1,046)

Net cash provided by financing activities	1,454,739	926,369	1,043,591

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,146	(7,255)	(49,393)
CASH AND CASH EQUIVALENTS, beginning of period	26,204	33,459	82,852

CASH AND CASH EQUIVALENTS, end of period	$77,350	$26,204	$33,459

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

1.	OPERATIONS AND ORGANIZATION:

Financial Statement Presentation

The accompanying consolidated financial statements of Energy Transfer Equity, L.P. and subsidiaries (“the Partnership”, “ETE” or the “Parent Company”) presented herein for the years ended August 31, 2007, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. We consolidate all majority-owned subsidiaries and limited partnerships which we control as the general partner or owner of the general partner. We recognize a minority interest liability and minority interest expense for all partially-owned consolidated subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

The consolidated financial statements of the Partnership presented herein for the year ended August 31, 2007 include the results of operations of ETE, ETE’s controlled subsidiary: Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P., the General Partner of ETP (“ETP GP”), and Energy Transfer Partners, L.L.C., the General Partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating, L.P. (“HOLP”), Titan Energy Partners, L.P. (“Titan”) and Heritage Holdings, Inc. (“HHI”) for the entire period from September 1, 2006 through August 31, 2007. The results of operations for ETP also include Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”) since the date of the Transwestern acquisition (December 1, 2006).

The consolidated financial statements of the Partnership presented herein for the year ended August 31, 2006 include the results of operations for ETC OLP, HOLP and HHI for the entire period from September 1, 2005 through August 31, 2006. The results of operations for Titan are included since the date of acquisition (June 1, 2006).

The consolidated financial statements of the Partnership presented herein for the year ended August 31, 2005 include the results of operations for ETC OLP, HOLP and HHI for the entire period from September 1, 2004 through August 31, 2005 and the Houston pipeline system (“HPL System”) since the date of acquisition (January 26, 2005).

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

Certain prior period amounts have been reclassified to conform with the 2007 presentation. These reclassifications had no impact on net income or total partners’ capital.

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

In order to simplify the obligations of the Partnership under the laws of several jurisdictions in which we conduct business, our activities consist of four reportable segments, which are conducted through four subsidiary operating partnerships (collectively the “Operating Partnerships”).

•	ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations;

•	ET Interstate, the parent company of Transwestern and ETC MEP, both Delaware limited liability companies engaged in interstate transportation of natural gas;

•	HOLP, a Delaware limited partnership primarily engaged in retail propane operations; and

•	Titan, a Delaware limited partnership engaged in retail propane operations.

The Partnership, the Operating Partnerships, and their subsidiaries are collectively referred to in this report as “we”, “us”, “ETP”, “Energy Transfer” or the “Partnership.”

ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, natural gas intrastate pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and natural gas liquids (“NGLs”) in the states of Texas, Louisiana, New Mexico, Utah and Colorado.

ETC OLP owns an interest in and operates approximately 14,100 miles of in service natural gas gathering and intrastate transportation pipelines with an additional 480 miles of interstate pipeline under construction, three natural gas processing plants, twelve natural gas treating facilities, ten natural gas conditioning facilities and three natural gas storage facilities located in Texas.

The midstream operations focus on the gathering, compression, treating, blending, processing, and marketing of natural gas, primarily on or through the Southeast Texas System, and marketing operations related to our producer services business. We also own approximately 27 miles of gathering pipelines in New Mexico and recently acquired 1,800 miles of gathering pipelines and six natural gas conditioning facilities in the Piceance-Uinta Basin of Colorado and Utah as further described below. Revenue is primarily generated by the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through our pipelines (excluding the transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices.

The intrastate transportation and storage operations principally focus on transporting natural gas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. Revenue is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are high. The intrastate transportation and storage operations also consist of the HPL System which generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies. The use of the Bammel storage reservoir allows us to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin. The HPL System also transports natural gas for a variety of third party customers.

Our interstate transportation operations focus on natural gas transportation of Transwestern, which owns and operates approximately 2,400 miles of interstate natural gas pipeline extending from Texas through the San Juan Basin to the California border. Transwestern is a major natural gas transporter to the California border and delivers natural gas from the east end of its system to Texas intrastate and Midwest markets. The Transwestern pipeline interconnects with our existing intrastate pipelines in West Texas. The revenues of this segment consist primarily of fees earned from natural gas transportation services and operational gas sales.

Our retail propane segment sells propane and propane-related products and services. The HOLP and Titan customer base includes residential, commercial, industrial and agricultural customers.

2.	SIGNIFICANT ACQUISITIONS AND DISPOSITIONS:

Significant Acquisitions:

Fiscal year 2007

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

Also on November 1, 2006, the Parent Company acquired additional limited partner interests in ETP (Class G Units, which subsequently converted to Common Units on May 1, 2007, see Note 7) which increased the Parent Company’s aggregate ownership in ETP’s limited partner interests to approximately 46%.

On November 1, 2006, pursuant to agreements entered into with GE Energy Financial Services (“GE”) and Southern Union Company (“Southern Union”), ETP acquired the member interests in CCE Holdings, LLC (“CCEH”) from GE and certain other investors for $1,000,000. ETP financed a portion of the CCEH purchase price with the proceeds from its issuance of 26,086,957 Class G Units to the Parent Company simultaneous with the closing on November 1, 2006. The member interests acquired represented a 50% ownership in CCEH. On December 1, 2006, in a second and related transaction, CCEH redeemed ETP’s 50% ownership interest in CCEH in exchange for 100% ownership of Transwestern which owns the Transwestern pipeline. Following the final step, Transwestern became a new operating subsidiary and separate segment of ETP.

The total acquisition cost for Transwestern, net of cash acquired, was as follows:

Basis of investment in CCEH at November 30, 2006	$956,348
Distributions received on December 1, 2006	(6,217)
Fair value of short-term debt assumed	13,000
Fair value of long-term debt assumed	519,377
Other assumed long-term indebtedness	10,096
Current liabilities assumed	35,781
Cash acquired	(3,386)
Acquisition costs incurred	11,696

Total	$1,536,695

In September 2006, ETP acquired two small natural gas gathering systems in east and north Texas for an aggregate purchase price of approximately $30,589 in cash. The purchase and sale agreement for the gathering system in north Texas also has a contingent payment not to exceed $25,000 to be determined eighteen months from the closing date. We will record the required adjustment to the purchase price allocation when the amount of actual contingent consideration is determinable beyond a reasonable doubt. These systems provide us with additional capacity in the Barnett Shale and in the Travis Peak area of east Texas and are included in our midstream operating segment. The cash paid for this acquisition was financed primarily from advances under the previously existing credit facility.

In December 2006 we purchased a natural gas gathering system in north Texas for $32,000 in cash. The purchase and sale agreement for the gathering system in north Texas also has a contingent payment not to exceed $21,000 to be determined two years after the closing date. We will record the required adjustment to the purchase price allocation when the amount of the actual contingent consideration is determinable beyond a reasonable doubt. The gathering system consists of approximately 36 miles of pipeline and has an estimated capacity of 70 MMcf/d. We expect the gathering system will allow us to continue expanding in the Barnett Shale area of north Texas. The cash paid for this acquisition was financed primarily from advances under the previously existing credit facility.

During the fiscal year ended August 31, 2007, HOLP and Titan collectively acquired substantially all of the assets of five propane businesses. The aggregate purchase price for these acquisitions totaled $17,592 which included $15,478 of cash paid, net of cash acquired, and liabilities assumed of $2,114. The cash paid for acquisitions was financed primarily with ETP’s and HOLP’s Senior Revolving Credit Facilities.

Except for the acquisition of the interests in ETP GP, the purchase of Class G Units from ETP and the 50% member interests in CCEH, the acquisitions discussed above were accounted for under the purchase method of accounting in accordance with SFAS No. 141 and the purchase prices were allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The acquisition of the 50% member interest in CCEH was accounted for under the equity method of accounting in accordance with APB Opinion No. 18, through November 30, 2006. The acquisition of 100% of Transwestern has been accounted for under the purchase method of accounting since the acquisition on December 1, 2006. The acquisition of the interests in ETP GP was accounted for on the basis of historical costs, as discussed above. The purchase of Class G Units from ETP was accounted for as described in Note 7. Pro forma effects of the Transwestern acquisition and the purchase of additional interests in ETP GP and ETP are discussed below. In the aggregate, the other acquisitions described above are not material for pro forma disclosure purposes.

The following table presents the purchase accounting allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values for the acquisitions described above occurring during the period ended August 31, 2007, net of cash acquired:

	Midstream and Intrastate Transportation and Storage Acquisitions (Aggregated)	Transwestern Acquisition	Propane Acquisitions (Aggregated)
Accounts receivable	$—	$20,062	$1,111
Inventory	—	895	414
Prepaid and other current assets	—	11,842	57
Investment in unconsolidated affiliate	(503)	—	—
Property, plant, and equipment	50,916	1,254,968	8,035
Intangibles and other assets	23,015	141,378	3,808
Goodwill	—	107,550	4,167

Total assets acquired	73,428	1,536,695	17,592

Accounts payable	—	(1,932)	(381)
Customer advances and deposits	—	(700)	(254)
Accrued and other current liabilities	(292)	(33,149)	(170)
Short-term debt (paid in December 2006)	—	(13,000)	—
Long-term debt	—	(519,377)	(1,309)
Other long-term obligations	—	(10,096)	—

Total liabilities assumed	(292)	(578,254)	(2,114)

Net assets acquired	$73,136	$958,441	$15,478

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

Included in the additions for interstate property, plant and equipment is an aggregate plant acquisition adjustment of $446,154, which represents costs allocated to Transwestern’s transmission plant. This amount has not been included in the determination of tariff rates Transwestern charges to its regulated customers. The unamortized balance of this adjustment was $436,594 at August 31, 2007 and is being amortized over 35 years, the composite weighted average estimated remaining life of Transwestern’s assets as of the acquisition date.

Regulatory assets, included in intangible and other long-term assets on the condensed consolidated balance sheet, established in the Transwestern purchase price allocation consist of the following:

Accumulated reserve adjustment	$42,132
AFUDC gross-up	9,280
Environmental reserves	6,623
South Georgia deferred tax receivable	2,593
Cash Balance Plan	9,329

Total Regulatory Assets acquired	$69,957

At August 31, 2007, all of Transwestern’s regulatory assets are considered probable of recovery in rates.

We recorded the following intangible assets and goodwill in conjunction with the acquisitions described above:

	Midstream and Intrastate Transportation and Storage Acquisitions (Aggregated)	Transwestern Acquisition	Propane Acquisitions (Aggregated)
Intangible assets:
Contract rights and customer lists (6 to 15 years)	$23,015	$47,582	$—
Financing costs (7 to 9 years)	—	13,410	—
Other	—	—	3,808

Total intangible assets	23,015	60,992	3,808

Goodwill	—	107,550	4,167

Total intangible assets and goodwill acquired	$23,015	$168,542	$7,975

Goodwill was warranted because these acquisitions enhance our current operations, and certain acquisitions are expected to reduce costs through synergies with existing operations. We expect all of the goodwill acquired to be tax deductible. We do not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

Fiscal year 2006

On February 8, 2006, the Parent Company purchased 1,069,850 Common Units and 2,570,150 Class F Units representing limited partnership interests in ETP. This purchase increased the Parent Company’s ownership percentage in ETP limited partners interests from approximately 31% to approximately 33%. The Class F Units were converted to ETP Common Units on August 16, 2006.

On November 10, 2005, we acquired the remaining 2% limited partnership interests in the HPL System for $16,560 in cash. The purchase price was allocated to property, plant and equipment and the minority interest liability associated with the 2% limited partner interests was eliminated. As a result, the HPL System became a wholly-owned subsidiary of ETC OLP. We also reached a settlement agreement with AEP in November 2005 related to certain inventory and working capital matters associated with the acquisition. The terms of the agreement were not material in relation to our financial position or results of operations.

On June 1, 2006, we acquired all the propane operations of Titan for cash of approximately $548,000, after working capital adjustments and net of cash acquired, and liabilities assumed of approximately $46,000. This acquisition was initially financed by borrowings under the ETP Revolving Credit Facility. Titan’s propane assets primarily consisted of retail propane operations in 33 states conducted from 146 district locations located in high growth areas of the U.S. The addition of the Titan assets expanded our retail propane operations into six additional states and several new operating territories in which we did not previously have operations. This expansion further reduced the impact on the propane operations from weather patterns in any one area of the U.S., while continuing our focus on conducting the retail propane operations in attractive high-growth areas. We accounted for the Titan acquisition as a business combination using the purchase method of accounting in accordance with the provisions of SFAS 141. The purchase price was initially allocated based on the estimated fair value of the individual assets acquired and the liabilities assumed at the date of the acquisition based on the preliminary results of an independent appraisal. We completed the purchase allocation during our third quarter of fiscal year 2007 upon the completion of the independent appraisal. The adjustments to the purchase price allocation were not material. Pro forma results of operations due to the Titan acquisition are discussed below.

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

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values for these fiscal year 2006 acquisitions:

	Titan June 2006	Midstream and Transportation and Storage Acquisitions (Aggregated)	Other Propane Acquisitions (Aggregated)
Cash and equivalents	$24,458	$—	$3
Accounts receivable	20,304	396	1,702
Inventory	11,417	20	795
Prepaid and other current assets	2,055	4	83
Investments in unconsolidated affiliate	—	(50)	—
Price risk management assets	720	—	—
Property, plant, and equipment	202,598	308	19,276
Intangibles and other assets	74,532	—	5,342
Goodwill	278,149	—	1,701
Other long-term assets	5,055	—	—

Total assets acquired	619,288	678	28,902

Accounts payable	(18,337)	(211)	—
Accrued expense	(14,992)	(10)	(1,748)
Customer advances and deposits	(11,356)	—	—
Other current liabilities	—	—	—
Current maturities of long term debt	(964)	—	—
Long-term debt	(692)	—	(2,579)
Minority interest	—	16,667	—

Total liabilities assumed	(46,341)	16,446	(4,327)

Net assets acquired	$572,947	$17,124	$24,575

We recorded the following intangible assets in conjunction with these acquisitions:

Customer lists (3-15 years)	$37,333
Non-compete agreements (5 to 10 years)	2,315
Software	2,200

Total amortized intangible assets	41,848

Trademarks and trade names	35,395
Goodwill	279,850
Other assets	2,631

Total intangible assets and goodwill	$359,724

Goodwill was warranted because these acquisitions enhance our current operations and certain acquisitions are expected to reduce costs through synergies with existing operations. We expect all of the goodwill acquired to be tax deductible.

Fiscal year 2005

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

In January 2005, we acquired the controlling interests in the HPL System from American Electric Power Corporation (“AEP”) for approximately $825,000 subject to working capital adjustments. Under the terms of the transaction, the Partnership, through ETC OLP, our wholly-owned subsidiary, acquired all but a 2% limited partner interest in the HPL System. We financed this acquisition through a combination of cash on hand, borrowings under our credit facilities and a private placement with institutional investors of $350,000 of ETP Common Units. In addition, we acquired working inventory of natural gas stored in the Bammel storage facilities. The total purchase price of $1,350,212 (which included $1,039,521 of cash paid), net of cash acquired and liabilities assumed of $344,663, (including $800 in estimated acquisition costs), was allocated to the assets acquired and liabilities assumed. The HPL System consists of approximately 4,200 miles of intrastate pipeline, substantial storage facilities and related transportation assets. We obtained the final independent valuation for the fiscal year 2005 HPL System acquisition and made the final allocations of the purchase price to the acquired assets during the second quarter of fiscal year 2006. The final adjustments, which did not have a material impact on our financial position, resulted in a reduction of $45,820 to the amount allocated to pad gas and an increase of an equal amount to acquired depreciable assets. The acquisition enables us to expand our current transportation systems into areas where we previously did not have a presence and, in combination with our current midstream assets, provides the premier producing basins in Texas with direct access to the Houston Ship Channel corridor. The HPL System is included in our intrastate transportation and storage operating segment.

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

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values for these acquisitions:

	Texas Chalk and Madison Systems November 2004	Initial HPL Acquisition January 2005	HOLP Acquisitions (Aggregated)
Cash and equivalents	$—	$191	$5
Accounts receivable	—	321,214	875
Inventory	—	132,095	584
Other current assets	—	8,672	215
Investments in unconsolidated affiliate	—	32,940	—
Price risk management assets	—	30,300	—
Property, plant, and equipment	65,067	823,360	18,592
Intangibles	—	1,440	5,971
Goodwill	—	—	4,535

Total assets acquired	65,067	1,350,212	30,777

Accounts payable	(525)	(253,784)	(233)
Accrued expenses	(1,520)	(18,344)	(181)
Other current liabilities	—	(11,829)	(227)
Other liabilities	—	(15,277)	—
Price risk management liabilities	—	(30,300)	—
Long-term debt	—	—	(2,169)
Minority interest	—	(15,129)	—

Total liabilities assumed	(2,045)	(344,663)	(2,810)

Net assets acquired	$63,022	$1,005,549	$27,967

We recorded the following intangible assets in conjunction with these acquisitions:

Customer lists (3-15 years)	$3,456
Non-compete agreements (5 to 10 years)	1,326

Total amortized intangible assets	4,782

Trademarks and trade names	2,629
Goodwill	4,535

Total intangible assets and goodwill acquired	$11,946

Goodwill was warranted because these acquisitions enhance our current operations and certain acquisitions are expected to reduce costs through synergies with existing operations. We assigned all of the goodwill acquired to the retail propane segment of HOLP. We expect the entire $4,535 of goodwill acquired to be tax deductible.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the year ended August 31, 2007 are presented as if the Transwestern acquisition and the Parent Company’s acquisition of ETP Class G Units and the ETI transaction had been made on September 1, 2005. The operations of Transwestern have been included in our statements of operations since acquisition on December 1, 2006. The unaudited pro forma consolidated results of operations for the year ended August 31, 2006 are presented as if the Transwestern and Titan acquisitions and the Parent Company’s acquisition of ETP Class G Units and the ETI transaction and the acquisition of ETP Common and Class F Units had been made on September 1, 2005. The pro forma consolidated results of operations for the year ended August 31, 2005 are presented as if the Titan and HPL acquisitions and the acquisition of ETP Class F Units had been made on September 1, 2004. The pro forma consolidated net income and earnings per unit include the income from discontinued operations as presented on the consolidated statements of operations for the year ended August 31, 2005.

	Years Ended August 31,
	2007	2006	2005
Revenues	$6,850,929	$8,421,824	$8,210,903
Net income	$317,541	$136,142	$263,134
Limited Partners’ interest in net income	$316,499	$135,711	$260,969
Basic earnings per Limited Partner Unit	$1.45	$0.60	$2.33
Diluted earnings per Limited Partner Unit	$1.45	$0.60	$1.96

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

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer lists, interest expense on acquisition debt, and certain other adjustments. The pro forma consolidated results of operations exclude (1) the midstream and five propane acquisitions during the year ended August 31, 2007, (2) the acquisition of the remaining 2% interest of HPL and the eight propane businesses acquired during the year ended August 31, 2006, and (3) the propane acquisitions and Texas Chalk and Madison Systems acquisitions completed during the year ended August 31, 2005, as the impact of such acquisitions is not material. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Dispositions

On April 14, 2005, we sold our Oklahoma gathering, treating and processing assets, referred to as the Elk City System, for $191,606 in cash and recorded a gain on the sale during the fiscal year 2005 of $44,013, net of income taxes of $1,829 and minority interest. The Elk City System was included in our midstream segment. The sale of the Elk City System has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. These results are presented as net amounts in the consolidated statements of operations for the year with prior periods restated to conform to the current presentation. Selected operating results for these discontinued operations are as follows:

Year Ended August 31, 2005
Revenues	$105,542
Cost and expenses	(100,044)
Minority interest in income from discontinued operations	(3,217)

Income from discontinued operations	$2,281

3.	SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

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

Our intrastate transportation and storage and interstate transportation segments results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) a fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Our intrastate transportation and storage segment also generates its revenues and margin from fees charged for storing customers’ working natural gas in our storage facilities, primarily on the ET Fuel system, and to a lesser extent, on the HPL System.

Our intrastate transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies on the HPL System. Generally, we purchase natural gas from the market, including purchases from the midstream segment’s producer services, and from producers at the wellhead. To the extent the natural gas is obtained from producers, it is purchased at a discount to a specified price and is typically resold to customers at a price based on a published index.

We engage in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time utilizing the Bammel storage reservoir on its HPL System. We purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide for a gross profit margin. Since the acquisition of the HPL System, we have continually managed our positions to enhance the future profitability of our storage position. We expect margins from the HPL System to be higher during the periods from November to March of each year and lower during the period from April through October of each year due to the increased demand for natural gas during colder weather. However, we cannot assure that management’s expectations will be fully realized in the future and in what time period, due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

Regulatory Accounting

Regulatory Assets and Liabilities—Transwestern is subject to regulation by certain state and federal authorities, is part of our interstate transportation segment and has accounting policies that conform to Statement of Financial Accounting Standards No. 71 (As Amended), Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), which is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the month ended August 31, 2007 represent the actual results in all material respects.

Some of the other more significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, estimates related to our unit-based compensation plans, deferred taxes, assets and liabilities resulting from the regulated ratemaking process, contingency reserves, environmental reserves, general business insurance reserves and medical self-insurance reserves. Actual results could differ from those estimates.

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

The net change in cash due to changes in operating assets and liabilities (net of acquisitions) is comprised as follows:

	Years Ended August 31,
	2007	2006	2005
Accounts receivable	$54,347	$189,719	$(242,885)
Accounts receivable from related companies	(5,376)	1,828	(2,260)
Inventories	196,173	(83,448)	(105,441)
Deposits paid to vendors	42,316	(22,772)	(62,011)
Exchanges receivable	(3,406)	12,402	(18,412)
Prepaid expenses and other	11,275	(27,128)	(5,123)
Intangibles and other long-term assets	(2,480)	(2,687)	(2,249)
Regulatory assets	663	—	—
Accounts payable	(92,296)	(295,173)	282,316
Accounts payable to related companies	18,560	(135)	(1,083)
Customer advances and deposits	(27,962)	(41,179)	93,762
Exchanges payable	3,000	(9,050)	9,320
Accrued and other current liabilities	16,555	72,625	28,183
Other long-term liabilities	1,460	(13,179)	(2,839)
Income taxes payable	2,794	(2,103)	(66)
Price risk management liabilities, net	32,477	119,900	(128,363)

Net change in assets and liabilities, net of effect of acquisitions	$248,100	$(100,380)	$(157,151)

Noncash financing and supplemental cash flow information is as follows:

	Years Ended August 31,
	2007	2006	2005
NONCASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$533,625	$4,234	$2,168

Subsidiary issuance of Common Units in connection with certain acquisitions	$—	$4,000	$2,500

Distribution of ETP Common Units to redeem limited partner interests	$—	$—	$19,287

Assets and subsidiary interests contributed by partners	$—	$—	$55,884

Transfer of investment in affiliate in purchase of Transwestern (Note 2)	$956,348	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of $22,979, $12,605 and $191 capitalized for August 31, 2007, 2006 and 2005, respectively	$283,854	$159,541	$90,885

Cash paid during the period for income taxes	$8,962	$38,138	$7,538

Marketable Securities

Marketable securities we own are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at fair value.

Accounts Receivable

Our midstream and intrastate transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guaranty prepayment, or master set off agreement). Management reviews midstream and intrastate transportation and storage accounts receivable balances bi-weekly. Credit limits are assigned and monitored for all counterparties of the midstream and transportation and storage operations. Management believes that the occurrence of bad debt in our midstream and intrastate transportation and storage segments was not significant at the end of the 2007 and 2006 fiscal years; therefore, an allowance for doubtful accounts for the midstream and intrastate transportation and storage segments was not deemed necessary. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. There was $975 and $0 in bad debt expense recorded during the years ended August 31, 2006 and 2005, respectively, in the intrastate midstream and transportation and storage segments. For the year ended August 31, 2007, $780 was recovered that had been previously written off as bad debt expense.

Transwestern has a concentration of customers in the electric and gas utility industries as well as natural gas producers. This concentration of customers may impact Transwestern’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. From time to time, specifically identified customers having perceived credit risk are required to provide prepayments or other forms of collateral to Transwestern. Transwestern sought additional assurances from customers due to credit concerns, and held aggregate prepayments of $598 at August 31, 2007, which are recorded in customer advances and deposits in the consolidated balance sheets. Transwestern’s management believes that the portfolio of receivables, which includes regulated electric utilities, regulated local distribution companies and municipalities, is subject to minimal credit risk. Transwestern establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables. Transwestern considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility. For the period of acquisition to August 31, 2007, $18 was recovered that had been previously written off as bad debt expense related to Transwestern.

HOLP and Titan grant credit to their customers for the purchase of propane and propane-related products. Included in accounts receivable are trade accounts receivable arising from HOLP’s retail and wholesale propane and Titan’s retail propane operations and receivables arising from liquids marketing activities. Accounts receivable for retail and wholesale propane operations are recorded as amounts are billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts for the retail and wholesale propane segments is based on management’s assessment of the realizability of customer accounts, based on the overall creditworthiness of our customers and any specific disputes.

We enter into netting arrangements with counterparties of derivative contracts to mitigate credit risk. Transactions are confirmed with the counterparty and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the consolidated balance sheets.

Accounts receivable consisted of the following:

	August 31, 2007	August 31, 2006
Accounts receivable—midstream and intrastate transportation and storage	$529,655	$570,569
Accounts receivable—interstate transportation	20,193	—
Accounts receivable—propane	93,429	108,976
Less – allowance for doubtful accounts	(5,601)	(4,000)

Total, net	$637,676	$675,545

The activity in the allowance for doubtful accounts for the propane operations consisted of the following:

	August 31, 2007	August 31, 2006	August 31, 2005
Balance, beginning of the period	$4,000	$4,076	$1,667
Provision for loss on accounts receivable	4,229	1,723	5,523
Accounts receivable written off, net of recoveries	(2,628)	(1,799)	(3,114)

Balance, end of period	$5,601	$4,000	$4,076

The Titan accounts receivable as of June 1, 2006 were established at estimated fair value in connection with the Titan acquisition. The Transwestern accounts receivable as of December 1, 2006 were established at estimated fair value in connection with the Transwestern acquisition.

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

Inventories consisted of the following:

	August 31, 2007	August 31, 2006
Natural gas, propane and other NGLs	$174,164	$371,430
Appliances, parts and fittings and other	18,112	15,710

Total inventories	$192,276	$387,140

Exchanges

The midstream and intrastate transportation and storage segments’ exchanges consist of natural gas and NGL delivery imbalances with others. These amounts, which are valued at market prices, turn over monthly and are recorded as exchanges receivable or exchanges payable on our consolidated balance sheets. Management believes market value approximates cost.

The interstate segment’s natural gas imbalances occur as a result of differences in volumes of gas received and delivered. Transwestern records natural gas imbalance, in-kind receivables and payables at the dollar weighted composite average of all current month gas transactions and dollar valued imbalances are recorded at contractual prices.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated economic or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the installation of company-owned propane tanks and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our results of operations.

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, we reduce the carrying amount of such assets to fair value. No impairment of long-lived assets was required during the periods presented.

An accrual of allowance for funds used during construction (“AFUDC”) is a utility accounting practice calculated under guidelines prescribed by the FERC and capitalized as part of the cost of utility plant. It represents the cost of servicing the capital invested in construction work-in-process. AFUDC has been segregated into two component parts – borrowed funds and equity funds. The allowance for borrowed and equity funds used during construction totaled $3,600 for the year ended August 31, 2007.

Components and useful lives of property, plant and equipment were as follows:

	August 31, 2007	August 31, 2006
Land and improvements	$64,160	$63,383
Buildings and improvements (10 to 30 years)	115,965	70,976
Pipelines and equipment (10 to 80 years)	3,727,694	2,212,805
Natural gas storage (40 years)	91,652	91,177
Bulk storage, equipment and facilities (3 to 30 years)	457,581	108,834
Tanks and other equipment (5 to 30 years)	509,095	472,944
Vehicles (5 to 10 years)	156,128	120,710
Right of way (20 to 80 years)	220,136	112,185
Furniture and fixtures (3 to 10 years)	24,465	16,283
Linepack	40,967	24,821
Pad Gas	55,482	57,327
Other (5 to 10 years)	85,240	27,395

	5,548,565	3,378,840
Less – Accumulated depreciation	(447,022)	(274,809)

	5,101,543	3,104,031
Plus – Construction work-in-process	869,584	644,583

Property, plant and equipment, net	$5,971,127	$3,748,614

Capitalized interest is included for pipeline construction projects. Interest is capitalized based on the borrowing rate of ETP’s revolving credit facility when the related costs are incurred. A total of $22,979, $12,605 and $191 of interest was capitalized for pipeline construction projects for the years ended August 31, 2007, 2006 and 2005, respectively (excluding AFUDC as discussed above).

Depreciation expense for the periods is as follows:

Year Ended August 31,
2007	2006	2005
$ 175,851	$119,369	$96,636

Asset Retirement Obligation

We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period a legal obligation for the retirement of tangible long-lived assets is incurred, typically at the time the assets are placed into service. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement, an entity would recognize changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. FIN 47 clarified that the term “conditional asset retirement obligation”, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement of the obligation are uncertain. These conditional obligations were not previously addressed by SFAS 143. FIN 47 requires us to accrue the fair value of a liability for the conditional asset retirement obligation when incurred – generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement should be factored into the measurement of the liability when a range of scenarios can be determined. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

We have determined that we are obligated by contractual requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rates. However, management is not able to reasonably determine the fair value of the asset retirement obligations as of August 31, 2007 or August 31, 2006 because the settlement dates were indeterminable. An asset retirement obligation will be recorded in the periods management can reasonably determine the settlement dates.

Advances to and Investment in Affiliates

We own interests in a number of related businesses that are accounted for using the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influences over, but do not control, the investee’s operating and financial policies.

In December 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of the Midcontinent Express Pipeline (“MEP”). The approximately 500-mile interstate natural gas pipeline, that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, will have an initial capacity of 1.4 Bcf per day and is expected to cost approximately $1,300,000 to construct. Pending necessary regulatory approvals, the pipeline project is expected to be in service by the second calendar quarter 2009. MEP has prearranged binding commitments from multiple shippers for 800,000 dekatherms per day which includes a binding commitment from Chesapeake Energy Marketing, Inc., an affiliate of Chesapeake Energy Corporation, for 500,000 dekatherms per day. MEP has executed a firm capacity lease agreement for up to 500,000 dekatherms per day of capacity on the Oklahoma intrastate pipeline system of Enogex, a subsidiary of OGE Energy, to provide transportation capacity from various locations in Oklahoma into and through MEP. The new pipeline will also interconnect with Natural Gas Pipeline Company of America, a wholly-owned subsidiary of Knight, Inc. (formerly known as Kinder Morgan, Inc.), and with our Texoma pipeline near Paris, Texas. We account for our investment in MEP using the equity method of accounting.

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

Goodwill

Goodwill is associated with acquisitions made for our midstream, intrastate transportation and storage, interstate transportation, and retail propane segments. Substantially all of the $748,018 balance in goodwill is expected to be tax deductible. Goodwill is tested for impairment annually at August 31, in accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Based on the annual impairment tests performed in the fourth fiscal quarter, there was no impairment as of August 31, 2007, 2006 or 2005. The changes in the carrying amount of goodwill for the years ended August 31, 2007 and 2006 were as follows:

	Midstream	Intrastate Transportation and Storage	Interstate Transportation	Retail Propane	Other	Total
Balance as of August 31, 2005	$13,409	$10,327	$—	$300,283	$29,589	$353,608
Goodwill acquired during the year	—	—	—	280,390	—	280,390

Balance as of August 31, 2006	13,409	10,327	—	580,673	29,589	633,998
Purchase accounting adjustments	—	—	—	4,347	—	4,347
Goodwill acquired	—	—	107,550	4,167	—	111,717
Sale of operations	—	—	—	(2,044)	—	(2,044)

Balance as of August 31, 2007	$13,409	$10,327	$107,550	$587,143	$29,589	$748,018

The purchase price allocations for the Transwestern and other fiscal 2007 acquisitions (see Note 3) are preliminary. The final assessment of value and allocations for the fiscal 2007 acquisitions are expected to be completed by the first quarter of fiscal year 2008, and amounts allocated to goodwill may change. There is no guarantee that the preliminary allocation will not change.

The final Titan purchase allocation was made during the third quarter of fiscal 2007. The final allocation adjustments were not significant.

Intangibles and Other Assets

Intangibles and other long-term assets are stated at cost net of amortization computed on the straight-line method. We eliminate from our balance sheet the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. Components and useful lives of intangibles and other long-term assets were as follows:

	August 31, 2007		August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Noncompete agreements (5 to 15 years)	$32,561	$(17,669)	$31,593	$(13,012)
Customer lists (3 to 15 years)	130,190	(22,501)	87,480	(11,640)
Contract rights (6 to 15 years)	23,015	(1,218)	—	—
Consulting agreements (2 to 7 years)	—	—	132	(122)
Other (10 years)	2,677	(1,203)	2,677	(422)

Total amortizable intangible assets	188,443	(42,591)	121,882	(25,196)

Non-amortizable assets - Trademarks	65,885	—	64,842	—

Total intangible assets	254,328	(42,591)	186,724	(25,196)

Other long-term assets:
Financing costs (3 to 15 years)	57,750	(11,777)	23,751	(4,721)
Regulatory assets	69,957	—	—	—
Other long-term assets	28,984	—	14,700	—

Total intangibles and other long-term assets	$411,019	$(54,368)	$225,175	$(29,917)

Aggregate amortization expense of intangible assets is as follows:

	Year Ended August 31,
	2007	2006	2005
Reported in depreciation and amortization	$15,532	$10,267	$9,443

Reported in interest expense	$7,132	$3,702	$4,272

The estimated aggregate amortization expense for the next five fiscal years is $26,611 for 2008; $25,771 for 2009; $24,371 for 2010; $22,741 for 2011; and $19,399 for 2012.

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually at August 31, or more frequently if circumstances dictate, in accordance with SFAS 144. No impairment of intangible assets was required for the years ended of August 31, 2007, 2006 or 2005.

Customer Advances and Deposits

Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month and from our propane customers as security or prepayments for future propane deliveries. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit. Advances and deposits received from customers were $81,919 and $108,836 as of August 31, 2007 and 2006, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	August 31, 2007	August 31, 2006
Capital expenditures	$43,498	$38,002
Operating expenses	12,439	16,839
Litigation, environmental and other contingencies	35,707	34,823
Interest	37,275	18,065
Taxes other than income taxes	42,957	33,261
Other	27,777	23,908

Total accrued and other current liabilities	$199,653	$164,898

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value. Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at August 31, 2007 was $5,151,941 and $5,245,739, respectively. At August 31, 2006 the aggregate fair value and carrying amount of long-term debt was $3,206,469 and $3,246,253, respectively.

Shipping and Handling Costs

In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, we have classified $109,412, $108,409 and $89,030 from producer payments for natural gas, compression and treating, which can be considered handling costs, as revenue for the years ended August 31, 2007, 2006 and 2005, respectively. Shipping and handling costs related to fuel sold are included in cost of sales. The remaining costs of approximately $58,583, $69,647 and $50,137 included in operating expenses reflect the cost of fuel consumed for compression and treating for the years ended August 31, 2007, 2006 and 2005, respectively. We do not separately charge propane shipping and handling costs to customers.

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

We record the collection of taxes to be remitted to governmental authorities on a net basis in cost of sales. The net amount of such taxes is not significant.

Issuances of Subsidiary Units

The Partnership accounts for the difference between the carrying amount of the Partnership’s investment in ETP and the underlying book value arising from issuances of units by ETP as capital transactions rather than selecting the income recognition method as permitted by SEC Staff Accounting Bulletin (“SAB”) No. 51 (see Note 7). If ETP issues units at a price less than the Partnership’s carrying value per unit, the Partnership assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the Partnership’s consolidated statement of operations. The Partnership did not recognize any impairment related to the issuance of ETP units during the fiscal years ended August 31, 2007, 2006 or 2005.

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

Our partnership will be considered to have terminated for federal income tax purposes if transfers of units within a 12-month period constitute the sale or exchange of 50% or more of our capital and profit interests. In order to determine whether a sale or exchange of 50% or more of capital and profits interests has occurred, we review information available to us regarding transactions involving transfers of our units, including reported transfers of units by our affiliates and sales of units pursuant to trading activity in the public markets; however, the information we are able to obtain is generally not sufficient to make a definitive determination, on a current basis, of whether there have been sales and exchanges of 50% or more of our capital and profits interests within the prior 12-month period, and we may not have all of the information necessary to make this determination until several months following the time of the transfers that would cause the 50% threshold to be exceeded.

Based on the information currently available to us, we believe that we exceeded the 50% threshold on May 7, 2007, and, as a result, we have determined that our partnership terminated for federal tax income purposes on that date. Our termination also caused ETP to terminate for federal income tax purposes on that date. These terminations do not affect our classification or the classification of ETP as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” or the “qualifying income” of ETP for federal income tax purposes. These terminations will require both us and ETP to close our taxable years and to make new elections as to various tax matters. In addition, ETP will be required to reset the depreciation schedule for its depreciable assets for federal income tax purposes. The resetting of ETP’s depreciation schedule will result in a deferral of the depreciation deductions allowable in computing the taxable income allocated to the Unitholders of ETP and, consequently, to our Unitholders. However, elections ETP and ETE will make with respect to the amortization of certain intangible assets will have the effect of reducing the amount of taxable income that would otherwise be allocated to ETE Unitholders.

As a result of the tax termination discussed above, we elected new depreciation and amortization policies for income tax purposes, which include the amortization of goodwill. As a result of the income tax regulations related to remedial income allocations, ETP’s subsidiary, HHI, which owns ETP’s Class E units, receives a special allocation of taxable income, for income tax purposes only, essentially equal to the amount of goodwill amortization deductions allocated to purchasers of ETP common units. The amount of such “goodwill” accumulated as of the date of ETP’s acquisition of HHI (approximately $158,000) is now being amortized over 15 years beginning on May 7, 2007, the date of our new tax elections. ETP accounts for HHI using the treasury stock method due to its ownership of ETP’s Class E units. Due to the accounting rules outlined in SFAS 109 and related Interpretations, ETP accounts for the tax effects of the goodwill amortization and remedial income allocation as an adjustment of ETP’s HHI purchase price allocation, which effectively results in a charge to ETP’s common equity and a deferred tax benefit offsetting the current tax expense resulting from the remedial income allocation for tax purposes. For the year ended August 31, 2007, this resulted in a current tax expense and deferred tax benefit (with a corresponding charge to common equity as an adjustment of the purchase price allocation) of approximately $1,200. As of August 31, 2007, the amount of tax goodwill to be amortized over the next 15 years for which HHI will receive a remedial income allocation is approximately $155,000.

As a limited partnership we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the periods ended August 31, 2007, 2006 and 2005, our non-qualifying income did not, or was not expected to, exceed the statutory limit.

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

Accounting for Derivative Instruments and Hedging Activities

We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. We apply Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended to account for our derivative financial instruments. This statement requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For further discussion and detail of our derivative instruments and/or hedging activities see Note 11 – “Price Risk Management Assets and Liabilities”.

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

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income beginning in fiscal 2007. Prior to fiscal 2007, such gains or losses were reported in interest expense. See Note 11 for additional information related to interest rate derivatives.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We adopted this statement on September 1, 2007. We are continuing to evaluate the impact of FIN 48, but at this time we believe that the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2, issued in December 2006, provides guidance related to the accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (“SFAS No. 5”). FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. We adopted this Staff Position on September 1, 2007 and the impact was not significant.

SFAS No. 154, Accounting Changes and Error Correction – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). In May 2005, the FASB issued SFAS 154 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management adopted the provisions of SFAS 154 on September 1, 2006, with no material impact on our consolidated results of operations, cash flows or financial position.

SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 17).

SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). Issued in September 2006, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and disclosure provisions of SFAS 158 on December 1, 2006 in connection with our acquisition of Transwestern, the effect of which was not material. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. Management does not believe the adoption of the measurement provisions of this statement will have a material impact on our financial statements. We plan to adopt the measurement provisions of this statement when required during our calendar year beginning January 1, 2008 (see Note 17).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective, however, the amendment applies to all entities with available-for-sale and trading securities. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements (discussed above). We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 17).

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

SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In September 2006, the Securities and Exchange Commission (“SEC”) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on August 31, 2007. The adoption did not have a material impact on our consolidated financial statements.

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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended August 31,
	2007	2006	2005
Basic Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$318,312	$106,531	$145,539

Weighted average limited partner units	204,578,719	133,820,176	111,939,537

Limited Partners’ income per unit from continuing operations	$1.56	$0.80	$0.89
Limited Partners’ income per unit from discontinued operations	—	—	0.41

Basic net income per limited partner unit	$1.56	$0.80	$1.30

Diluted Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$318,312	$106,531	$145,539
Dilutive effect of Unit Grants	(376)	(343)	(188)

Diluted net income available to limited partners	$317,936	$106,188	$145,351

Weighted average limited partner units	204,578,719	133,820,176	111,939,537
Dilutive effect of Incentive Units	—	—	20,855,935

Weighted average limited partner units, assuming dilutive effect of Employee Incentive Units	204,578,719	133,820,176	132,795,472

Limited Partners’ income per unit from continuing operations	$1.55	$0.79	$0.75
Limited Partners’ income per unit from discontinued operations	—	—	0.34

Diluted net income per limited partner unit	$1.55	$0.79	$1.09

5.	MINORITY INTERESTS:

The following table summarizes the changes in minority interest liability:

	Year Ended August 31,
	2007	2006
Balance, beginning of the year	$1,439,127	$1,212,135
Minority interest in net income of subsidiaries	232,608	303,752
Distributions and other	(252,584)	(193,002)
Compensation under employee unit awards by subsidiary	10,471	7,038
Premium on ETE’s purchase of ETP units (See Note 7)	451,150	54,001
Change in accumulated other comprehensive income allocable to minority interests	7,277	63,415
Acquisition of the remaining 2% of HPL	—	(16,667)
Subsidiary units issued in connection with certain acquisitions	—	4,000
Distribution (purchase) of interest in consolidated subsidiary to (from) ETI (see Notes 1 and 7)	(4,456)	4,455
Impact of remedial tax allocation	(1,161)	—

Balance, end of the year	$1,882,432	$1,439,127

6.	DEBT OBLIGATIONS:

Our debt obligations consist of the following:

	August 31, 2007	August 31, 2006	Maturities
ETP Senior Notes:
2006 6.125% Senior Notes, net of discount of $331 and $0, respectively.	$399,669	$—	One payment of $400,000 due February 15, 2017. Interest is paid semi-annually.
2006 6.625% Senior Notes, net of discount of $2,240 and $0, respectively.	397,760	—	One payment of $400,000 due October 15, 2036. Interest is paid semi-annually.
2005 5.95% Senior Notes, net of discount of $1,798 and $1,985, respectively.	748,202	748,015	One payment of $750,000 due February 1, 2015. Interest is paid semi-annually.
2005 5.65% Senior Notes, net of discount of $306 and $358, respectively.	399,694	399,642	One payment of $400,000 due August 1, 2012. Interest is paid semi-annually.

Transwestern Senior Unsecured Notes:
Notes payable assumed in connection with the Transwestern acquisition on December 1, 2006:
5.39% Senior Unsecured Notes, including premium of $4,270	92,270	—	One payment due November 17, 2014. Interest is paid semi-annually.
5.54% Senior Unsecured Notes, net of discount of $5,030	119,970	—	One payment due November 17, 2016. Interest is paid semi-annually.
5.64% Senior Unsecured Series Notes	82,000	—	One payment due May 24, 2017. Interest is paid semi-annually.
5.89% Senior Unsecured Series Notes	150,000	—	One payment due May 24, 2022. Interest is paid semi-annually.
6.16% Senior Unsecured Series Notes	75,000	—	One payment due May 24, 2037. Interest is paid semi-annually.

HOLP Senior Secured Notes:
1996 8.55% Senior Secured Notes	48,000	60,000	Annual payments of $12,000 due each June 30th through 2011. Interest is paid semi-annually.
1997 Medium Term Note Program:
7.17% Series A Senior Secured Notes	7,200	9,600	Annual payments of $2,400 due each November 19th through 2009. Interest is paid semi-annually.
7.26% Series B Senior Secured Notes	12,000	14,000	Annual payments of $2,000 due each November 19th through 2012. Interest is paid semi-annually.
6.50% Series C Senior Secured Notes	—	357	Paid and retired in March, 2007.
2000 and 2001 Senior Secured Promissory Notes:	—	3,200	Paid and retired in August, 2007.
8.47% Series A Senior Secured Notes

8.55% Series B Senior Secured Notes	13,714	18,286	Annual payments of $4,571 due each August 15th through 2010. Interest is paid quarterly.
8.59% Series C Senior Secured Notes	15,500	21,250	Annual payments of $4,000 due August 15, 2008, and $5,750 due each August 15, 2009 and 2010. Interest is paid quarterly.
8.67% Series D Senior Secured Notes	58,000	58,000	Annual payments of $12,450 due August 15, 2008 and 2009, $7,700 due August 15, 2010, $12,450 due August 15, 2011, and $12,950 due August 15, 2012. Interest is paid quarterly.
8.75% Series E Senior Secured Notes	7,000	7,000	Annual payments of $1,000 due each August 15, 2009 through 2015. Interest is paid quarterly.
8.87% Series F Senior Secured Notes	40,000	40,000	Annual payments of $3,636 due each August 15, 2010 through 2020. Interest is paid quarterly.
7.21% Series G Senior Secured Notes	3,800	7,600	Annual payments of $3,800 due each May 15th through 2008. Interest is paid quarterly.
7.89% Series H Senior Secured Notes	6,545	7,273	Annual payments of $727 due each May 15th through 2016. Interest is paid quarterly.
7.99% Series I Senior Secured Notes	16,000	16,000	One payment of $16,000 due May 15, 2013. Interest is paid quarterly.

Revolving Credit Facilities and Term Loans:
ETE Senior Secured Revolving Credit Facility (including Swingline loan option)	121,500	466,291	Available through February 8, 2011. See terms below under “Revolving Credit Facilities and Term Loans”.
ETE Senior Secured Term Loan	1,450,000	150,000	Due November 1, 2012. See terms below under “Revolving Credit Facilities and Term Loans”.
ETP Revolving Credit Facility (including Swingline loan option)	969,433	1,162,624	Available through June 2012 – see terms below under “Revolving Credit Facilities and Term Loans”.
ETP $250,000 Revolving Credit Facility	—	20,000	Paid in October 2006.
HOLP Fourth Amended and Restated Senior Revolving Credit Facility	—	20,000	Available through June 30, 2011, see terms below under “Revolving Credit Facilities and Term Loans”.

Other Long-Term Debt:
Notes Payable on noncompete agreements with interest imputed at rates averaging 7.85% and 7.56% for the years ended August 31, 2007 and 2006, respectively	10,537	14,204	Due in installments through 2014.
Other	1,945	2,911	Due in installments through 2024.

	5,245,739	3,246,253
Current maturities of long-term debt	(47,063)	(40,607)

	$5,198,676	$3,205,646

Future maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

2008	$47,063
2009	44,206
2010	41,749
2011	1,123,924
2012	20,984
Thereafter	3,967,813

$5,245,739

Registration Statement

During fiscal year 2006, ETP filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register up to $1,500,000 aggregate offering price of a combination of ETP’s limited partner interests and debt securities. On October 23, 2006, ETP closed the issuance, under its $1,500,000 S-3 Registration Statement and received net proceeds of approximately $791,000 (see ETP Senior Notes below). The notes are unsecured senior obligations of the Partnership.

Registered Exchange Offer

During fiscal year 2006, ETP filed a registered exchange offer to exchange newly issued 5.65% Senior Notes due 2012 (the “2012 Notes”) that were registered under the Securities Act of 1933 (the “New Notes”), for a like amount of outstanding 5.65% Senior Notes due 2012, which had not been registered under the Securities Act (the “Old Notes”). The exchange offer closed on March 31, 2006. All $400,000 of the Old Notes were tendered pursuant to the exchange offer and were replaced with a like amount of New Notes. The sole purpose of the exchange offer was to fulfill ETP’s obligations under the registration rights agreement entered into in connection with our sale of the Old Notes on July 29, 2005. The New Notes issued pursuant to the exchange offer have substantially identical terms to the Old Notes.

ETP Senior Notes

On October 23, 2006, ETP issued a total of $800,000 aggregate principal amount of Senior Notes comprised of $400,000 of 6.125% Senior Notes due 2017 and $400,000 of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”). ETP used the proceeds of approximately $791,000 (net of bond discounts of $2,612 and financing costs of $6,050) from the issuance of the ETP Senior Notes to repay borrowings and accrued interest outstanding under the Revolving Credit Facility, to pay expenses associated with the offering and for general partnership purposes. Interest on the ETP Senior Notes is due semiannually. The Partnership may redeem some or all of the ETP Senior Notes at any time, or from time to time, pursuant to the terms of the indenture. These ETP Senior Notes have been registered under the Securities Act pursuant to its S-3 Registration Statement which provides for the sale of a combination of units and debt totaling $1,500,000.

In connection with the Partnership entering into the credit agreement for the ETP Credit Facility in July 2007 as described in more detail below, all guarantees by ETC OLP, Titan and all of their direct and indirect wholly-owned subsidiaries for the ETP Senior Notes were released and discharged. As a result, the ETP Senior Notes effectively rank junior to any future indebtedness of ours or our subsidiaries that is both secured and unsubordinated to the extent of the value of the assets securing such indebtedness, and the ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of our existing and future subsidiaries.

Transwestern Assumed Long-Term Debt and Senior Unsecured Notes

On December 1, 2006 ETP assumed the following long-term debt in connection with the Transwestern acquisition:

5.39% Notes due November 17, 2014	$270,000
5.54% Notes due November 17, 2016	250,000

Total long-term debt outstanding	520,000

Unamortized debt discount	(623)

Total long-term debt assumed	$519,377

No principal payments are required under any of the Transwestern debt agreements prior to their respective maturity dates. Due to a change in control provision in Transwestern’s debt agreements, Transwestern was required to pre-pay $292,000 and $15,000 in February and March 2007, respectively. These payments were initially financed with borrowings from ETP’s previously existing revolving credit facility.

In May 2007, Transwestern issued a total of $307,000 aggregate principal amount of Senior Unsecured Series Notes (“Transwestern Series Notes”) comprised of the following:

Principal	Interest Rate	Maturity Date
$ 82,000	5.64%	May 24, 2017
150,000	5.89%	May 24, 2022
75,000	6.16%	May 24, 2037

The Partnership used $295,000 of the proceeds received to repay borrowings and accrued interest outstanding under its previously existing revolving credit facility and $12,000 for general partnership purposes. Interest is payable semi-annually, and the Transwestern Series Notes rank pari passu with Transwestern’s other unsecured debt. The Transwestern Series Notes are prepayable at any time in whole or pro rata in part, subject to a premium or upon a change of control event, as defined.

Transwestern’s credit agreements contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and require certain debt to capitalization ratios.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes. In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of August 31, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Revolving Credit Facilities and Term Loans

Parent Company Facilities

On December 4, 2006, the Parent Company entered into a Second Amendment to Amended and Restated Credit Agreement, dated December 4, 2006 (as amended, the “Parent Company Credit Agreement”) with BNP, CitiCorp North American, JPMorgan Chase, UBS Securities and Wachovia Capital Markets, with Wachovia Bank, NA as Administrative Agent. The Parent Company Credit Agreement provided for the consolidation of the three separate outstanding Term Loans into a single $1,450,000 Term Loan Facility and a Term Loan Maturity Date of November 1, 2012, in connection with the previous amendments for the Term Loan increase from $150,000 to the $1,450,000 capacity. The Parent Company used the proceeds of the loan to acquire the Class G Units of ETP, refinance debt assumed in the transaction with ETI discussed above and for liquidity and general Partnership purposes.

The Parent Company Credit Agreement also includes a $500,000 Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $10,000 and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of August 31, 2007 was $1,571,500 with no amounts outstanding under the Swingline loan option. The total amount available under the Parent Company’s debt facilities as of August 31, 2007 was $378,500. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to bank syndication’s approval, to expand the facility’s capacity up to an additional $100,000.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 7.1061% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1,450,000 Senior Secured Term Loan Facility.

The Parent Company Credit Agreement is secured by a lien on all tangible and intangible assets of the Parent Company and its subsidiaries, including its ownership of 62,500,797 ETP Common Units, the Parent Company’s 100% interest in ETP LLC and ETP GP with indirect recourse to ETP GP’s 2% General Partner interest in ETP and 100% of ETP GP’s outstanding incentive distribution rights in ETP, which the Parent Company holds through its ownership of ETP GP.

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

ETP Facilities

On July 20, 2007, we entered into the ETP Credit Facility with Wachovia Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent, and certain other agents and lenders. The ETP Credit Facility replaced our previously existing $1,500,000 revolving credit facility, and all outstanding borrowings and letters of credit under our previously existing revolving credit facility were replaced by borrowings and letters of credit under the ETP Credit Facility. The $1,500,000 prior credit facility was then terminated. The ETP Credit Facility provides for $2,000,000 of revolving credit capacity that is expandable to $3,000,000 at our option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld). The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2,000,000 unless expanded to $3,000,000) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions during certain Defaults and during any Event of Default;

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates;

•	enter into restrictive agreements; and

•	enter into speculative hedging contracts.

This credit agreement also contains a financial covenant that provides that on each date the Partnership makes a Distribution, the Leverage Ratio as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified Acquisition Period (as such terms are used in the credit agreement).

As of August 31, 2007, there was a balance of $969,433 in revolving credit loans (including $107,433 in Swingline loans) and $57,256 in letters of credit. The weighted average interest rate on the total amount outstanding at August 31, 2007, was 6.01%. The total amount available under the new credit facility, as of August 31, 2007, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $973,311. The indebtedness under the new credit facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries. In connection with entering into the new credit agreement, all guarantees by ETC OLP, Titan and their direct and indirect wholly-owned subsidiaries of the ETP Senior Notes were released and discharged. The indebtedness under the new credit facility has equal rights to holders of our other current and future unsecured debt.

On September 25, 2006, ETP exercised the accordion feature of its previously existing revolving credit facility and expanded the amount of the facility from $1,300,000 to $1,500,000. Amounts borrowed under ETP’s previously existing revolving credit facility bore interest at a rate based on either a Eurodollar rate or a prime rate. ETP’s previously existing revolving credit facility had a swingline loan option with a maximum borrowing of $75,000 at a daily rate based on LIBOR. The commitment fee payable on the unused portion of the facility varies based on ETP’s credit rating and the maximum fee was 0.175%. ETP’s previously existing revolving credit facility was fully and unconditionally guaranteed by ETC OLP and Titan and all of their direct and indirect wholly-owned subsidiaries of ETP. ETP’s previously existing revolving credit facility was unsecured and had equal rights to holders of ETP’s other current and future unsecured debt.

On October 18, 2006 ETP paid and retired a $250,000 unsecured revolving credit facility which matured under its terms on December 1, 2006. Amounts borrowed under this facility bore interest at a rate based on either a Eurodollar rate or a base rate. The maximum commitment fee payable on the unused portion of the facility was 0.25%. The $250,000 revolving credit facility was fully and unconditionally guaranteed by ETC OLP and all of the direct and indirect wholly-owned subsidiaries of ETC OLP.

HOLP Facilities

Effective August 31, 2006, HOLP entered into the Fourth Amended and Restated Credit Agreement, a $75,000 Senior Revolving Facility available through June 30, 2011 (the “HOLP Facility”), which may be expanded to $150,000. The HOLP Facility has a swingline loan option with a maximum borrowing of $10,000 at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility (total book value as of August 31, 2007 of approximately $1,200,000). There was no balance outstanding on the HOLP Facility as of August 31, 2007. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding letters of credit under the HOLP Facility of $1,002 at August 31, 2007. The sum of the loans made under the HOLP Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the maximum amount of the HOLP Facility.

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

The Parent Company Revolving Credit Facility and Senior Secured Term Loan Facility contain financial covenants as follows:

•

Maximum Leverage Ratio – Consolidated Funded Debt of the Parent Company (as defined) to Consolidated EBITDA, as defined in the agreements, of the Parent Company of not more than 4.50 to 1.00, with a permitted increase to 5.00 to 1.00 during a specified acquisition period extending for two fiscal quarters following the close of a specified acquisition.

•	Maximum Consolidated Leverage Ratio – Consolidated Funded Debt of the Parent Company and ETP to Consolidated EBITDA of ETP of not more than 5.50 to 1.00

•	Interest Coverage Ratio may not be less than 3.00 to 1.00

•	Value to Loan Ratio may not be less than 2.00 to 1.00

The most restrictive of the ETP and Operating Partnerships’ covenants require us to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA for the specified four fiscal quarter period of not greater than 5.0 to 1.0, with a permitted increase to 5.5 to 1.0 during a specified Acquisition Period (these terms are defined in the credit agreement related to the ETP Credit Facility), Adjusted Consolidated Funded Indebtedness to Adjusted Consolidated EBITDA (as these terms are similarly defined in the credit agreement related to the ETP Credit Facility and the note agreements related to the HOLP Notes) of not more than 4.75 to 1 and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the credit agreement related to the ETP Credit Facility and the note agreements related to the HOLP Notes) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. These debt agreements also provide that the Operating Partnerships may declare, make, or incur a liability to make, restricted payments during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; (b) no default or event of default exists before such restricted payments; and (c) each Operating Partnership’s restricted payment is not greater than the product of each Operating Partnership’s Percentage of Aggregate Available Cash multiplied by the Aggregate Partner Obligations (as these terms are similarly defined in the bank credit facilities and the Note Agreements). The note agreements related to the HOLP Notes further provide that HOLP’s Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes and in addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

For purposes of calculating these ratios, Consolidated EBITDA is based upon our EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestitures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months.

Failure to comply with the various restrictive and affirmative covenants of our bank credit facilities and the Note Agreements could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Partnerships’ ability to incur additional debt and/or our ability to pay distributions. We are required to measure these financial tests and covenants quarterly. We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of August 31, 2007.

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

As of August 31, 2007, there were issued and outstanding 222,828,332 Common Units representing an aggregate 99.69% limited partner interest in the Partnership.

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

On February 8, 2006 we completed our IPO of 24,150,000 Common Units at a price of $21.00 per unit. In connection with this IPO, the Partnership’s limited partner units were converted to Common Units based on a conversion ratio of 54.41% (46.48% after the dilution effects of the IPO and issuance of Class B Units). As a result, the limited partner units of all prior periods have been restated to reflect the equivalent units on a post conversion basis. The conversion ratio was determined in deriving the Common Units outstanding held by the existing limited partners at the time of the IPO, based on an expected 3.5% yield on an estimated $96,100 of distributable cash flow expected by ETE. Proceeds, net of the underwriters’ discount and equity issue costs, were $474,741. We used a portion of the net proceeds of the IPO to redeem 6,650,000 Common Units from the then existing limited partners. We used the remaining net proceeds from the offering to repay $175,500 of the outstanding indebtedness plus accrued interest of the Partnership and to fund the purchase of 1,069,850 ETP Common Units and 2,570,150 ETP Class F Units for $132,387 ($36.37 per ETP Unit) and for general partnership purposes.

Upon the closing of the IPO, we also issued Class B Units to our management. Each Class B Unit represented a limited partner interest in the Partnership and was convertible into a Common Unit on a one-for-one basis at the election of the holder at any time following the six month anniversary of their issuance. On March 27, 2007, all outstanding Class B Units were converted to Common Units.

Limited Partner Interests

The change in Limited Partner Interests during the three year period ended August 31, 2007 is a follows:

	Number of Units
	August 31, 2007	August 31, 2006	August 31, 2005
Balance, beginning of year	—	136,357,870	105,708,225
Vesting of incentive units		—	26,432,000
Retirement of limited partner interest		—	(2,643,200)
Issuance of additional limited partner interests		—	6,860,845
Limited Partner Units converted to Common Units at IPO		(136,357,870)	—

Balance, end of year	—	—	136,357,870

Prior to the Energy Transfer Transactions, ETE’s partnership agreement provided for 39,648,000 Incentive Units (the “ETE Incentive Units”, as discussed below), consisting of: 13,216,000 “Tier I Units;” 6,608,000 “Tier II Units;” 6,608,000 “Tier III Units;” and 13,216,000 “Tier IV Units;” to be granted to ETC Holdings, LP, one of ETE’s limited partners, if certain “Tier” payouts are achieved. As a result of the Energy Transfer Transactions in January 2004, a total of 13,216,000 ETE Incentive Units vested and were converted to limited partner interests. In June 2005, the remaining “Tier” payout conditions as defined in the Partnership Agreement were achieved and the “Tier II Units”, “Tier III Units” and the “Tier IV Units” also vested and were converted to limited partner interests in the Partnership.

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

Common Units

The change in Common Units during the two year period ended August 31, 2007 is as follows (no Common Units were outstanding prior to our IPO in February 2006):

	Number of Units
	August 31, 2007	August 31, 2006
Balance, beginning of year	124,360,520	—
Common Units issued to limited partner interests at IPO	—	116,503,277
Units issued in IPO	—	24,150,000
Redemptions, as discussed above	—	(6,650,000)
Repurchase of Common Units	—	(9,642,757)
Issuance of restricted Common Units	1,948	—
Issuance of Common Units	12,795,394	—
Conversion of Class B Units to Common Units	2,521,570	—
Conversion of Class C Units to Common Units	83,148,900	—

Balance, end of year	222,828,332	124,360,520

In July 2006, ETE agreed to repurchase 9,642,757 of its Common Units for $237,817 in an unsolicited offer from a former Unitholder. The Common Units were retired and canceled. The per unit price paid on the repurchase of units approximated the quoted market price at close, on the date of purchase, discounted at approximately 5%.

On November 28, 2006 the Parent Company sold 7,789,133 Common Units to a group of institutional investors in a private placement at a price of $27.41 per unit, resulting in net proceeds of approximately $213,500. The Parent Company used the proceeds to repay indebtedness under its credit facility.

On March 2, 2007 the Parent Company issued 5,006,261 Common Units in a private placement to a group of institutional investors. The units were issued at a price of $31.96 per unit resulting in approximately $160,000 in net proceeds to the Parent Company. The proceeds were used to repay Parent Company indebtedness.

In connection with the private placements in November 2006 and March 2007, the Parent Company executed a registration rights agreement under which it agreed to file a shelf registration statement under the Securities Act within 90 days of closing of the private placement. The Form S-3 was filed on September 25, 2007. The Form S-3 provides for a primary offering of Common Units up to a total of $2,000,000 and a secondary offering of approximately 66,600,000 Common Units by selling Unitholders.

On May 7, 2007, Enterprise GP Holdings, L.P. (“EPE”) acquired 38,976,090 ETE Common Units (17.6% of the outstanding Common Units of ETE), held by Ray C. Davis, previously the Co-Chairman of ETE and Co-Chairman and Co-Chief Executive Officer of ETP (retired August 15, 2007), and Natural Gas Partners VI, L.P. and affiliates of each. Neither ETE nor ETP issued any new units in this transaction. ETE granted EPE registration rights with respect to the Common Units acquired. The registration rights provided to EPE require ETE to file a shelf registration statement upon demand by EPE for the number of ETE units EPE elects to sell and allows EPE to participate in a piggyback registration if ETE files a registration statement on its own behalf. ETE is required to pay all registration costs associated with the demand registration and piggyback participation. The registration statement demand can be made by EPE anytime beginning six months after the date of EPE’s unit acquisition (defined as the Initial Restriction Expiration Date), and EPE can make such demand no more than three times. The piggyback participation rights expire two years after the Initial Restriction Expiration Date.

Class B Units

The change in Class B Units during the two year period ended August 31, 2007 is as follows (no Class B Units were outstanding prior to our IPO in February 2006):

	Number of Units
	August 31, 2007	August 31, 2006
Balance, beginning of year	2,521,570	—
Units issued to management, as discussed above	—	2,521,570
Conversion of Class B Units to Common Units	(2,521,570)	—

Balance, end of year	—	2,521,570

We recognized compensation expense of $52,953 for the grant date fair market value of the Class B Units issued.

Class C Units

The Class C Units issued and outstanding during the year ended August 31, 2007 were as follows:

Balance, beginning of year	—
Issuance of Class C Units to Energy Transfer Investments, L.P.	83,148,900
Conversion of Class C to ETE Common Units	(83,148,900)

Balance, end of year	—

On November 1, 2006, the Parent Company acquired from Energy Transfer Investments, L.P. (“ETI”) the remaining 50% of the Class B Limited Partner interests in ETP GP with the issuance of 83,148,900 Class C Units, which the Parent Company recorded at ETI’s historical cost of $4,456, net of long-term debt assumed of $70,500, a net amount of ($66,044) (see Note 2).

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

On November 1, 2006, the Parent Company purchased 26,086,957 Class G Units representing limited partnership interests in ETP. The price per unit paid for each of the Common Units was equal to $46.00 per unit, based upon a market discount from the New York Stock Exchange closing price of the ETP’s Common Units on October 31, 2006 of $48.94. ETP used a portion of the proceeds to purchase interests in CCEH (see Note 3). The Parent Company has been granted registration rights in connection with the issuance of the ETP Class G Units. On May 1, 2007 the Unitholders of ETP approved the conversion of the Class G Units to Common Units and all the outstanding ETP Class G Units converted to ETP Common Units on a one-for-one basis on such date.

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

Contributions to Subsidiary

The Parent Company indirectly owns the entire 2% general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions in order to maintain its 2% general partner interest in ETP. These contributions are generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. ETP GP was required to contribute $24,489 and $2,784 for the years ended August 31, 2007 and 2006, respectively. ETE advanced the funds to pay the $24,489 contribution and at August 31, 2006 there was $14,367 remaining as a receivable from affiliates in the Parent Company stand alone balance sheet.

Parent Company Quarterly Distributions of Available Cash

Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly. We currently have no independent operations outside of our interests in ETP.

Our only cash-generating assets currently consist of distributions from ETP related to the following limited and general partner interests, including incentive distribution rights in ETP:

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

The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interests and incentive distribution rights of ETP for the years ended August 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Limited Partners Interest	$174,969	$80,203	$57,671
General Partner Interest	12,701	6,931	4,237
Incentive Distribution Rights	183,056	64,436	27,971
Less holdbacks (a)	—	(2,287)	(8,182)

Total distributions received from ETP	$370,726	$149,283	$81,697

(a)	Represents amounts held back for reimbursement of expenses and contributions required to maintain ETP GP’s 2% General Partner interest in ETP.

Our distributions declared since our IPO in February 2006 are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Fiscal Year 2007	July 2, 2007	July 19, 2007	$0.3725
	April 9, 2007	April 16, 2007	0.3560
	January 4, 2007	January 19, 2007	0.3400
	October 5, 2006	October 19, 2006	0.3125

Fiscal Year 2006	June 30, 2006	July 19, 2006	$0.2375
	March 31, 2006	April 19, 2006	0.0578

On September 25, 2007, the Parent Company announced the declaration of a cash distribution for the fourth quarter ended August 31, 2007 of $0.39 per Common Unit, or $1.56 annually, an increase of $0.07 per Common Unit on an annualized basis. We paid the distribution on October 19, 2007 to Unitholders of record at the close of business on October 5, 2007.

The total amount of distributions we declared relating to the years ended August 31, 2007, 2006 and 2005 is as follows (all from Available Cash from our operating surplus):

	2007	2006	2005
Limited Partners -
Limited Partners (a)	$—	$34,010	$666,751
Common Units	246,136	65,905	—
Class B Units	1,645	745	—
Class C Units	28,261	—	—
General Partners	955	599	4,861

Total distributions declared	$276,997	$101,259	$671,612

(a)	Distributions to Limited Partners represent distributions to our Limited Partners prior to our IPO in February 2006.

ETP’s Quarterly Distribution of Available Cash

ETP’s Partnership Agreement requires that ETP distribute all of its Available Cash to its Unitholders and its General Partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The term Available Cash generally means, with respect to any fiscal quarter of ETP, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by its General Partner in its sole discretion to provide for the proper conduct of ETP’s business, to comply with applicable laws or any debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in ETP’s Partnership Agreement.

ETP’s distributions declared during the years ended August 31, 2007, 2006 and 2005 are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Fiscal Year 2007	July 2, 2007	July 16, 2007	$0.80625
	April 6, 2007	April 13, 2007	0.78750
	January 4, 2007	January 15, 2007	0.76875
	October 5, 2006	October 16, 2006	0.75000

Fiscal Year 2006	June 30, 2006	July 14, 2006	$0.63750
	June 30, 2006 (1)	July 14, 2006	0.03250
	March 24, 2006	April 14, 2006	0.58750
	January 4, 2006	January 13, 2006	0.55000
	September 30, 2005	October 14, 2005	0.50000

Fiscal Year 2005	July 8, 2005	July 14, 2005	$0.48750
	March 16, 2005	April 14, 2005	0.46250
	January 5, 2005	January 14, 2005	0.43750
	October 7, 2004	October 15, 2004	0.41250

(1)	Special SCANA distribution - On June 20, 2006, ETP announced that the Board of Directors of its General Partner declared a special distribution of $0.0325 per Limited Partner Unit related to the proceeds received by ETP in connection with the SCANA litigation settlement (see Note 10). This distribution was paid on July 14, 2006 to the holders of record of ETP’s Common and Class F Units as of the close of business on June 30, 2006.

On May 1, 2006, ETP’s Partnership Agreement was amended to permit ETP’s General Partner, pursuant to its General Partner authority, to declare the next quarterly distribution prior to the close of such quarter.

On September 25, 2006, ETP announced that it declared a cash distribution for the fourth quarter ended August 31, 2007 of $0.825 per Common Unit, or $3.30 annually, an increase of $0.075 increase per Common Unit on an annualized basis. The distribution was paid on October 15, 2007 to Unitholders of record at the close of business on October 5, 2007.

The total amount of ETP distributions declared relating to the years ended August 31, 2007, 2006 and 2005 are as follows (all from Available Cash from ETP’s operating surplus):

	2007	2006	2005
Limited Partners -
Common Units	$366,180	$248,237	$173,802
Class C Units	—	3,599	—
Class F Units	—	3,232	—
Class G Units	40,598	—	—

General Partners -
2% Ownership	12,701	6,981	4,390
Incentive Distribution Rights	203,069	81,722	28,847

Total distributions declared	$622,548	$343,771	$207,039

Upon their conversion to ETP Common Units, all the ETP Class F and G Units ceased to have the right to participate in ETP distributions of available cash from operating surplus as itemized above.

Unit-Based Compensation Plans

We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Accounting for Stock-based Compensation (“SFAS 123R”) for our unit-based compensation plans. Generally, the recipients of the stock grants are not entitled to receive any unit distributions during the required service period for vesting. Accordingly, as provided in SFAS 123R, the Partnership values the unit awards based on the per unit grant-date market value reduced by the present value of the distributions expected to be paid on the units during the requisite service period. The present value of expected service period distributions is computed based on the risk-free interest rate, the expected life of the unit grants and the expected unit distributions.

We recognized compensation expense of $10,499, $59,991 and $1,608 for the years ended August 31, 2007, 2006 and 2005, respectively, related to unit-based compensation plans of ETP and ETE. The compensation expense for fiscal year 2006 includes $52,953 related to the Class B Units issued concurrent with the ETE IPO as discussed further below.

ETE Incentive Units

ETE’s Partnership Agreement provided for 39,648,000 Incentive Units (the “ETE Incentive Units”), consisting of: 13,216,000 “Tier I Units;” 6,608,000 “Tier II Units;” 6,608,000 “Tier III Units;” and 13,216,00 “Tier IV Units” to be granted to ETC Holdings, LP (“ETC Holdings”), one of ETE’s limited partners if certain “Tier” payouts were achieved. As a result of the Energy Transfer Transactions in January 2004, a total of 13,216,000 ETE Incentive Units held by ETC Holdings vested and were converted to limited partner interests in the Partnership. In June 2005, the remaining “Tier” payout conditions as defined in the Partnership Agreement were achieved, and the “Tier II Units”, “Tier III Units” and the “Tier IV Units” also vested and were converted to limited partner interests in the Partnership. The fair value of the ETE Incentive Units was measured on the grant date in accordance with SFAS 123. Management determined that the estimated fair value of the ETE Incentive Units on the grant date was insignificant because ETE’s assets and operations at the time of inception did not appear to be sufficient to provide the payouts required with respect to each Tier. Accordingly, no expense was recorded in the Partnership’s consolidated financial statements as of August 31, 2005 or at the time of conversion to limited partner interests in the Partnership for the vesting of the ETE Units.

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

On December 22, 2006, the Compensation Committee voted to award each ETE Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is then in office and, automatically on each September 1st thereafter, an award of Units equal to $15 divided by the fair market value of ETE Common Units on such date (“Annual Director’s Grant”). Each award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan. On September 4, 2007 a total of 1,624 restricted units were granted to ETE Directors.

ETP Unit-Based Compensation Plans

2004 Unit Plan

ETP’s Amended and Restated 2004 Unit Award Plan (the “2004 Unit Plan”) provides for awards of up to 1,800,000 ETP Common Units and other rights to ETP’s employees, officers, and directors. Any awards that are forfeited or which expire for any reason or any units which are not used in the settlement of an award will be available for grant under the 2004 Unit Plan. Units to be delivered upon the vesting of awards granted under the 2004 Unit Plan may be (i) units acquired by ETP in the open market, (ii) units already owned by ETP or ETP’s General Partner, or (iii) units acquired by ETP or its General Partner directly from ETP, or any other person. We may issue units under the 2004 Unit Plan without registration under the federal securities law, in which case holders of these units would be subject to restrictions on their ability to sell these units, or we may issue units pursuant to a registration statement, in which case the holders of these units would not be subject to these restrictions. As of August 31, 2007, 997,807 ETP Common Units were available for future grants under the 2004 Unit Plan.

The 2004 Unit Plan is administered by the Compensation Committee of the Board of Directors of ETP’s general partner (“ETP’s Compensation Committee”) and may be amended from time to time by ETP’s Board; provided however, that no amendment will be made without the approval of a majority of ETP’s Unitholders (i) if so required under the rules and regulations of the New York Stock Exchange or the Securities and Exchange Commission; (ii) that would extend the maximum period during which an award may be granted under the Plan; (iii) materially increase the cost of the Plan to ETP; or (iv) result in this Plan no longer satisfying the requirements of Rule 16b-3 of Section 16 of the Securities and Exchange Act of 1934. This Plan shall terminate no later than the 10th anniversary of its original effective date (June 23, 2014).

Employee Grants

ETP’s Compensation Committee, in its discretion, may from time to time grant awards to any employee, upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the 2004 Unit Plan. All outstanding awards shall fully vest into units upon any Change in Control as defined by the 2004 Unit Plan, or upon such terms as ETP’s Compensation Committee may require at the time the award is granted.

To date, substantially all of the awards granted to employees under the 2004 Unit Plan require the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award has been structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three year period. The performance criteria are generally based upon the total return (unit price appreciation plus cash distributions) to ETP’s Unitholders as compared to a group of publicly traded partnership peer companies. Compensation expense is recorded based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded. We have also granted a limited number of unit awards to employees that vest 20% per year over a five year period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives. The issuance of ETP Common Units pursuant to the 2004 Unit Plan is intended to serve as a means of incentive compensation, therefore, no consideration will be payable by the plan participants upon vesting and issuance of ETP Common Units.

We assumed a weighted average risk-free interest rate of 4.45%, 3.64% and 2.87% for the years ended August 31, 2007, 2006 and 2005, respectively, in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each employee grant. For the employee awards outstanding during the years ended August 31, 2007, 2006 and 2005, respectively, the grant-date average per unit cash distributions were estimated to be $5.50, $4.02 and $4.73, respectively. Upon vesting, ETP Common Units are issued.

The following table shows the activity of the awards granted for the years ended August 31, 2007, 2006 and 2005:

	Number of Units	Weighted Average Fair Value Per Unit
Awards granted during fiscal year 2005	273,200	$19.64
Awards vested during fiscal year 2005	—	—
Awards forfeited during fiscal year 2005	(7,600)	21.10

Unvested awards as of August 31, 2005	265,600	19.60

Awards granted during fiscal year 2006	183,200	31.08
Awards vested during fiscal year 2006	(88,183)	21.65
Awards vested November 1, 2006	(2,867)	21.10

Unvested awards as of August 31, 2006	357,750	24.96

Awards granted during fiscal year 2007	458,200	43.75
Awards vested during fiscal year 2007	(156,573)	24.23
Awards forfeited during fiscal year 2007	(101,940)	34.35

Unvested awards as of August 31, 2007	557,437	$39.08

The total expected compensation expense to be recognized related to the unvested employee awards as of August 31, 2007 is $5,679 for fiscal year 2008, $2,178 for fiscal year 2009, $369 for fiscal year 2010, $210 for fiscal year 2011, and $89 for fiscal year 2012.

On October 2, 2007 the Compensation Committee of our General Partner determined that based on our performance for the year ended August 31, 2007, of the 225,887 employee awards scheduled to vest on September 1, 2007, 25%, or 56,482 employee awards vested and 75%, or 169,405 awards were forfeited. The Compensation Committee of our General Partner also approved a special one-time grant of 158,080 employee awards which are not subject to performance objectives but are subject only to continued employment with us through the first anniversary of the grant date of October 2, 2007.

Director Grants

Each ETP Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, the Partnership, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Commencing on September 1, 2004 and each September 1 thereafter that this Plan is in effect, each Director Participant who is in office on such September 1, shall automatically receive an award of ETP Common Units equal to $25 ($15 prior to October 17, 2006) divided by the fair market value of a ETP Common Unit on such date rounded to the nearest increment of ten Units (“Annual Director’s Grant”). Each grant of an award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, (i) all awards to a Director Participant shall become fully vested upon a change in control, as defined by the Plan, unless voluntarily waived by such Director Participant, and (ii) all awards which have not yet vested on the date a Director Participant ceases to be a director shall vest on such terms as may be determined by ETP’s Compensation Committee.

We assumed a weighted average risk-free interest rate of 3.80%, 3.21% and 2.60% for the years ended August 31, 2007, 2006 and 2005, respectively, in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each Director Grant. For the Director Awards granted during the years ended August 31, 2007, 2006 and 2005, respectively, the grant-date average per unit cash distributions were estimated to be $4.95, $4.11, and $3.16, respectively.

The following table shows the activity of the Director awards granted for the years ended August 31, 2007, 2006 and 2005:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2004	12,000	$18.47
Annual Director’s Grants awarded in fiscal year 2005	4,844	18.49

Awards vested during fiscal year 2005	(3,999)	19.92

Unvested awards as of August 31, 2005	12,845	18.03

Initial Director Grants awarded in fiscal year 2006	4,000	30.52
Annual Director Grants awarded in fiscal year 2006	2,460	33.23
Awards vested during fiscal year 2006	(2,624)	19.74
Awards forfeited during fiscal year 2006	(730)	32.98

Unvested awards as of August 31, 2006	15,951	22.54

Initial Director Grants awarded in fiscal year 2007	—	—
Annual Director Grants awarded in fiscal year 2007	3,240	41.47
Awards vested during fiscal year 2007	(7,025)	22.45
Awards forfeited during fiscal year 2007	—	—

Unvested awards as of August 31, 2007	12,166	$27.63

The total expected compensation expense to be recognized related to the unvested Director Awards as of August 31, 2007 is expected to be $60 for fiscal year 2008 and $14 for fiscal year 2009.

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

On September 1, 2007, Annual Director Grants of 2,880 units were awarded and 5,220 Director Grants vested and ETP Common Units were issued.

Long-Term Incentive Grants

ETP’s Compensation Committee may, from time to time, grant awards under the Plan to any ETP executive officer or any ETP employee it designates as a participant in accordance with general guidelines under the Plan. These guidelines include (i) options to purchase a specified number of ETP Common Units at a specified exercise price, which are clearly designated in the award as either an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code, or a “non-qualifying stock option” that is not intended to qualify as an incentive stock option under Section 422; (ii) Unit Appreciation Rights that specify the terms of the fair market value of the award on the date the unit appreciation right is exercised and the strike price; (iii) units; or (iv) any combination hereof. As of August 31, 2007, there have been no Long-Term Incentive Grants made under the Plan.

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

Following the June 23, 2004 approval of the 2004 Unit Plan at the special meeting of ETP’s Unitholders, the Restricted Unit Plan was terminated (except for the obligation to issue ETP Common Units at the time the 16,592 grants previously awarded vest), and no additional grants have been or will be made under the Restricted Unit Plan. Previously granted awards of 3,667, 5,000, and 4,300 vested and ETP Common Units were issued during fiscal years 2007, 2006 and 2005, respectively.

Related Party Awards

During fiscal year 2007, a partnership (McReynolds Equity Partners, L.P., formerly FEM Group, L.P.), the general partner of which is owned and controlled by our President has awarded to certain new officers of ETP certain rights related to units of ETE previously issued by ETE to our President and held by such partnership. These rights include the economic benefits of ownership of these units based on a 5-year vesting schedule whereby the officer will vest in the units at a rate of 20% per year. None of the costs related to such awards are paid by ETP or ETE. Based on GAAP covering related party transactions and unit-based compensation arrangements, the Parent Company and ETP are recognizing non-cash compensation expense over the vesting period based on the grant date market value of ETE units awarded the employees assuming no forfeitures. Awards granted for the fiscal year ended August 31, 2007 result in a total non-cash compensation expense of approximately $23,523 to be recognized over the related vesting period. For the year ended August 31, 2007, we recognized non-cash compensation expense of $5,191 as a result of these awards. As these units were outstanding prior to these awards, the awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. ETP expects to recognize non-cash compensation expense as follows in future periods related to these awards:

Fiscal 2008	$8,505
Fiscal 2009	4,902
Fiscal 2010	2,919
Fiscal 2011	1,536
Fiscal 2012	471

8.	INCOME TAXES:

The components of the federal and state income tax provision (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended August 31,
	2007	2006	2005
Continuing operations -
Current provision:
Federal	$7,896	$27,640	$5,042
State	10,432	1,987	963

Total	18,328	29,627	6,005

Deferred provision (benefit):
Federal	(7,494)	(6,227)	(2,015)
State	557	(385)	407

Total	(6,937)	(6,612)	(1,608)

Total tax provision on continuing operations	11,391	23,015	4,397

Discontinued operations -
Current provision:
Federal	—	—	1,570
State	—	—	259

Total	—	—	1,829

Total tax provision	$11,391	$23,015	$6,226

Effective tax rate	2.02%	5.30%	1.98%

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the year ended August 31, 2007, we recognized current state income tax expense related to the Texas margin tax of $6,880. There was no comparable state tax expense for the years ended August 31, 2006 and 2005.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate (including taxes related to discontinued operations) is summarized as follows:

	Years Ended August 31,
	2007	2006	2005
Federal statutory tax rate	35.00%	35.00%	35.00%
State income tax rate net of federal benefit	1.25%	3.10%	3.56%
Earnings not subject to tax at the Partnership level	(34.23)%	(32.80)%	(36.58)%

Effective tax rate	2.02%	5.30%	1.98%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liability were as follows:

	Years Ended August 31,
	2007	2006
Property, plant and equipment	$200,271	$206,460
Other, net	(1,063)	2,046

Total deferred tax liability	$199,208	$208,506

9.	MAJOR CUSTOMERS AND SUPPLIERS:

We had gross sales as a percentage of total revenues to nonaffiliated major customers as follows:

	Years Ended August 31,
	2007	2006	2005
Midstream and Intrastate transportation and storage segments:
BP Energy Company	less than 10%	less than 10%	17.8%

Our major customers are in the natural gas operations segments. Our natural gas operations have a concentration of customers in natural gas transmission, distribution and marketing, as well as industrial end-users while our NGL operations have a concentration of customers in the refining and petrochemical industries. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively. Management believes that our portfolio of accounts receivable is sufficiently diversified to minimize any potential credit risk. No single customer of our interstate transportation or propane revenues accounts for 10% or more of our consolidated income.

We had gross segment purchases as a percentage of total purchases from major suppliers as follows:

	Years Ended August 31,
	2007	2006	2005
Midstream and Intrastate transportation and storage segment:
Unaffiliated
BP Energy Company	less than 10%	less than 10%	16.0%
Propane segments
Unaffiliated
Dynegy	less than 10%	less than 10%	20.6%
Targa Liquids	22.6%	18.2%	less than 10%
Affiliated
M.P. Oils, Ltd.	20.7%	22.0%	15.4%
Enterprise	22.1%	27.0%	23.7%

On May 7, 2007, Enterprise and its subsidiaries (“Enterprise”), became related parties upon Enterprise’s purchase of approximately 38.9 million ETE Common Units and the acquisition of a 34.9% non-controlling equity interest in ETE’s General Partner, LE GP, L.L.C. Prior to the purchase of ETE Common Units, Enterprise had been one of our major propane suppliers providing approximately 27% and 24% of our combined total propane purchases during fiscal years 2006 and 2005, respectively. Between May 7, 2007 and August 31, 2007 we purchased approximately 19.0% of our combined total propane purchases from Enterprise. Titan purchases substantially all of its propane from Enterprise pursuant to an agreement that expires in 2010 (see Note 10).

ETP sold its investment in M-P Energy in October 2007. In connection with the sale, ETP executed a seven-year propane purchase agreement for approximately 90 million gallons per year at market prices plus a nominal fee.

This concentration of suppliers may impact our overall operations either positively or negatively. However, management believes that the diversification of suppliers is sufficient to enable us to purchase all of our supply needs at market prices without a material disruption of operations if supplies are interrupted from any of our existing sources. Although no assurances can be given that supplies of natural gas, propane and NGLs will be readily available in the future, we expect a sufficient supply to continue to be available.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

On September 29, 2006, Transwestern filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. On March 9, 2007, Transwestern filed with the FERC its Stipulation and Agreement of Settlement (“Stipulation and Agreement”) which provides for (i) revised base tariff rates, (ii) the amortization of certain costs, including the Enron Cash Balance Plan, regulatory commission expense, post retirement benefits, the accumulated reserve adjustment regulatory asset, deferred income taxes, and certain non-PCB environmental costs, and (iii) a depreciation rate of 1.20 percent for all transmission plant facilities. On April 27, 2007, FERC approved the Stipulation and Agreement with an effective date of April 1, 2007. Transwestern’s tariff rates and fuel charges are now final for the period of the settlement. Transwestern is not required to file a new rate case until October 1, 2011.

The Phoenix project, as filed with FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. Total project costs are estimated to be approximately $710,000 including AFUDC with projected phased-in dates in the third or fourth calendar quarter of 2008, subject to FERC approval. On September 21, 2007 the FERC issued the final Environmental Impact Statement to Transwestern. Transwestern has incurred expenditures of $96,489 through August 31, 2007 for the Phoenix project.

On December 13, 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of MEP, an approximately 500-mile interstate natural gas pipeline that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, is currently pending necessary regulatory approvals. On February 14, 2007, MEP initiated public review of the project pursuant to FERC’s NEPA pre-filing review process. MEP filed its application with FERC for a Natural Gas Act Section 7 Certificate of Public Convenience and Necessity in October, 2007. The Section 7 Certificate must be granted before construction may commence. The approximately $1,270,000 pipeline project is expected to be in service by the first calendar quarter of 2009.

Commitments

In the normal course of our business, we purchase, process and sell natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. We have also entered into several propane purchase and supply commitments which are typically one year agreements with varying terms as to quantities, prices and expiration dates. We also have a long-term purchase contract for approximately 79 million gallons of propane per year that contains a two-year cancellation provision and a seven year contract to purchase not less than 90 million gallons per year. We believe that the terms of these agreements are commercially reasonable and will not have a material adverse effect on our financial position or results of operations.

We have certain non-cancelable leases for property and equipment which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases totaled approximately $33,247, $18,004 and $8,830 for the years ended August 31, 2007, 2006 and 2005, respectively, and has been included in operating expenses in the accompanying statements of operations. Fiscal year future minimum lease commitments for such leases are:

2008	$13,492
2009	11,132
2010	16,117
2011	15,412
2012	14,465
Thereafter	28,170

We have forward commodity contracts which are expected to be settled by physical delivery. Short-term contracts which expire in less than one year require delivery of up to 640,796 MMBtu/d. Long-term contracts require delivery of up to 77,518 MMBtu/d and extend through July 2018.

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

In connection with the Partnership’s acquisition of the ET Fuel System in June 2004, it entered into an eight year transportation agreement with TXU Portfolio Management Company, LP (“TXU Shipper”) to transport a minimum of 115,600 MMBtu per year (reduced to 100,000 MMBtu per year in January, 2006). We also entered into two eight-year natural gas storage agreements with TXU Shipper to store gas at two natural gas facilities that are part of the ET Fuel System. As of August 31, 2007, 2006 and 2005, respectively, the Partnership was entitled to receive additional fees for the difference between actual volumes transported by TXU Shipper on the ET Fuel System and the minimum amount as stated above during the twelve-month periods ended each May 31st. As a result, the Partnership recognized approximately $10,800, $13,413 and $14,716 in additional fees during the third fiscal quarters of 2007, 2006 and 2005, respectively.

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

Titan has a long-term purchase contract with Enterprise (see Note 13) to purchase substantially all of Titan’s propane requirements. The contract continues until March 31, 2010 and contains renewal and extension options. The contract contains various service level agreements between the parties.

ETP sold its investment in M-P Energy in October 2007. In connection with the sale, ETP executed a seven-year propane purchase agreement for approximately 90 million gallons per year at market prices plus a nominal fee.

In August 2007 and in connection with a reimbursable agreement entered into by MEP with a financial institution, ETP executed a percentage guaranty with the same financial institution whereby it would be liable for its 50% of any defaulted payments not made by MEP, plus interest. The reimbursable agreement has a commitment up to $197,000, as amended, and expires in September 2008.

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

FERC/CFTC and Related Matters. On July 26, 2007, the Federal Energy Regulatory Commission (the “FERC”) issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to the FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

In its Order and Notice, the FERC is seeking $70,134 in disgorgement of profits, plus interest, and $97,500 in civil penalties relating to these matters. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. In its lawsuit, the CFTC is seeking civil penalties of $130 per violation, or three times the profit gained from each violation, and other ancillary relief. The CFTC has not specified the number of alleged violations or the amount of alleged profit related to the matters specified in its complaint. On October 15, 2007, ETP filed a motion to dismiss in the United State District Court for the Northern District of Texas on the basis that the CFTC has not stated a valid cause of action under the Commodity Exchange Act.

It is ETP’s position that its trading and transportation activities during the periods at issue complied in all material aspects with applicable law and regulations, and ETP intends to contest these cases vigorously. However, the laws and regulations related to alleged market manipulation are vague, subject to broad interpretation, and offer little guiding precedent, while at the same time the FERC and CFTC hold substantial enforcement authority. At this time, neither we nor ETP is able to predict the final outcome of these matters.

In addition to the FERC and CFTC legal actions, it is also possible that third parties will assert claims against ETP for damages related to these matters, which parties could include natural gas producers, royalty owners, taxing authorities, and parties to physical natural gas contracts and financial derivatives based on the Platts Inside FERC Houston Ship Channel index during the periods in question. In this regard, two natural gas producers have initiated legal proceedings against ETP, one of which is seeking an unspecified amount of direct, indirect, consequential and punitive damages for alleged manipulation of natural gas prices at the Waha Hub in West Texas and the other is seeking to obtain discovery of information related to ETP’s activities prior to further pursuing a claim for manipulation of natural gas prices in the Houston Ship Channel. In addition, a plaintiff has filed a putative class action which purports to be brought on behalf of natural gas traders who purchased and/or sold natural gas futures and options on the New York Stock Mercantile Exchange between December 29, 2003 and December 31, 2005.

We are expensing the legal fees, consultants’ fees and related expenses relating to these matters in the periods in which such expenses are incurred. In addition, our existing accruals for litigation and contingencies include an accrual related to these matters. At this time, we are unable to predict the outcome of these matters; however, it is possible that the amount we become obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of our existing accrual related to these matters. In accordance with applicable accounting standards, we will review the amount of our accrual related to these matters as developments related to these matters occur and we will adjust our accrual if we determine that it is probable that the amount we may ultimately become obliged to pay as a result of the final resolution of these matters is greater than the amount of our existing accrual for these matters. As our accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce our cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, we may experience a material adverse impact on our results of operations, cash available for distribution and our liquidity.

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariffs, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was due July 31, 2007. Appellees’ opposition brief is due November 21, 2007.

Transwestern Trespass Actions. Transwestern is managing one threatened trespass action related to right of way (“ROW”) on Tribal or allottee land. The threatened action concerns 5,100 feet of ROW on private allotments within the Laguna Pueblo that expired on December 28, 2002. Transwestern received a letter dated March 19, 2003 from the United States Department of the Interior, Bureau of Indian Affairs (“BIA”) on behalf of the two allottees asserting trespass. Transwestern’s legal exposure related to this matter is not currently determinable. Negotiations are ongoing on this matter.

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

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel Storage facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation”. Under the terms of the Purchase and Sale Agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory. The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters.

Other Matters. Of the pending or threatened matters in which we or our subsidiaries are a party, none have arisen outside the ordinary course of business except for an action filed by HOLP on November 30, 1999 against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P. (the “SCANA litigation”). HOLP received favorable final judgment with respect to the SCANA litigation on all four claims on October 21, 2004, and received $7,700 in net settlement proceeds on June 1, 2006. This amount has been recorded in interest and other income, net in our consolidated statement of operations for the year ended August 31, 2006.

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

As of August 31, 2007 and 2006, an accrual of $30,275 and $32,148, respectively, was recorded as accrued and other current liabilities and other non-current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue for several years is $12,344. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

Transwestern continues to incur certain costs related to PCBs that could migrate into customers’ facilities. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing the PCBs. Costs of these remediation activities totaled approximately $354 for the period since acquisition. Future costs cannot be reasonably estimated because remediation activities are undertaken as claims are made by customers and former customers, and accordingly, no accrual has been established for these costs at August 31, 2007. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

Environmental regulations were recently modified for United States Environmental Protection Agency’s Spill Prevention, Control and Countermeasures (“SPCC”) program. We are currently reviewing the impact to our operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but we believe such costs will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We also assumed certain environmental remediation matters related to eleven sites in connection with our acquisition of the HPL System.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our August 31, 2007 or our August 31, 2006 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of August 31, 2007 and 2006, an accrual on an undiscounted basis of $16,455 and $4,387, respectively, was recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors. A receivable of $388 was recorded in our consolidated balance sheets as of August 31, 2007 and 2006 to account for a predecessor’s share of certain environmental liabilities of ETC OLP.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Through August 31, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Through August 31, 2007, a total of $13,442 of capital costs and $11,785 of operating and maintenance costs have been incurred for pipeline integrity testing for our transportation assets other than Transwestern. Through August 31, 2007, a total of $2,864 of capital costs and $88 of operating and maintenance costs have been incurred for pipeline integrity testing for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

11.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To reduce the impact of this price volatility, we primarily utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices. These contracts consist primarily of futures and swaps and are recorded at fair value on the consolidated balance sheets. We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. Furthermore, on a bi-weekly basis, management reviews the creditworthiness of the derivative counterparties to manage against the risk of default.

We use a combination of financial instruments including, but not limited to, futures, price swaps, options and basis swaps to manage our exposure to market fluctuations in the prices of natural gas and NGLs. We enter into these financial instruments with brokers who are clearing members with NYMEX and directly with counterparties in the over-the-counter (“OTC”) market. We are subject to margin deposit requirements under the OTC agreements and NYMEX positions. NYMEX requires brokers to obtain an initial margin deposit based on an expected volume of the trade when the financial instrument is initiated. This amount is paid to the broker by both counterparties of the financial instrument to protect the broker from default by one of the counterparties when the financial instrument settles. We also have maintenance margin deposits with certain counterparties in the OTC market. The payments on margin deposits occur when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date. We had net deposits with derivative counterparties of $45,490 and $87,806 as of August 31, 2007 and 2006, respectively, reflected as deposits paid to vendors on our consolidated balance sheets.

The market prices used to value our financial derivatives and related transactions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques.

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period the hedged transactions occur. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting the change in market value is recorded in cost of products sold in the consolidated statements of operations. We reclassified into earnings gains of $162,523, gains of $73,213, and losses of $26,784 for the years ended August 31, 2007, 2006 and 2005, respectively, related to commodity financial instruments that were previously reported in OCI.

We expect gains of $21,213 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs. The majority of our commodity-related derivatives are expected to settle within the next two years.

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

Trading Activities

Trading activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Certain activities where limited market risk is assumed are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis contracts and gas daily contracts. The derivative contracts that are entered into for trading purposes, subject to limits, are recognized on the consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in midstream and intrastate transportation and storage revenue in the consolidated statements of operations on a net basis.

The following table details the outstanding commodity-related derivatives as of August 31, 2007 and 2006, respectively:

August 31, 2007	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	14,195,262	2007-2009	$5,551
Swing Swaps IFERC	Gas	7,282,500	2007-2008	(514)
Fixed Swaps/Futures	Gas	(590,000)	2007-2009	1,298
Forward Physical Contracts	Gas	(6,437,413)	2007-2008	343
Options	Gas	(976,000)	2007-2008	(346)
Forward/Swaps—in Gallons	Propane	8,862,000	2007-2008	777

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(4,922,500)	2007-2008	$2,390
Swing Swaps IFERC	Gas	(21,250,000)	2007	(33)
Forward Physical Contracts	Gas	—	2007	323
Fixed Swaps/Futures	Gas	(10,275,000)	2007	(177)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,962,500)	2007-2008	$124
Fixed Swaps/Futures	Gas	(11,230,000)	2007-2009	23,078

August 31, 2006
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	33,711,140	2006-2009	$(6,247)
Swing Swaps IFERC	Gas	(37,220,448)	2006-2008	2,618
Fixed Swaps/Futures	Gas	3,607,500	2006-2007	(170)
Forward Physical Contracts	Gas	(7,986,000)	2006-2008	(21,653)
Options	Gas	(1,046,000)	2006-2008	21,653
Forward/Swaps—in Gallons	Propane	24,066,000	2006-2007	199

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(2,572,500)	2006-2008	$21,995
Swing Swaps IFERC	Gas	—	2006	(31)
Forward Physical Contracts	Gas	(455,000)	2006	(68)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(34,585,000)	2006-2007	$(2,987)
Fixed Swaps/Futures	Gas	(37,872,500)	2006-2007	2,043

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

During the years ended August 31, 2007 and 2006, the Partnership discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in the Partnership’s Bammel storage facilities. The discontinuation resulted from management’s determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable of occurring by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during February and March 2007 and 2006. One of the key criteria to achieve hedge accounting under SFAS 133 is that the forecasted transaction be probable of occurring as originally set forth in the hedge documentation. As a result, the Partnership recognized previously deferred gains of $37,169 and $84,680 from the discontinued application of hedge accounting during the years ended August 31, 2007 and 2006, respectively. There were no such gains recognized during the year ended August 31, 2005. The Partnership classified the unrealized gains as costs of products sold in its consolidated statements of operations.

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

The following table represents interest rate swap derivatives at August 31, 2007 and 2006:

August 31, 2007
Term	Notional Amount	Type	SFAS 133 Hedge	Fair Value Asset (Liability)
March 2009	$125,000	Pay Fixed 5.14% Receive Float	No	$(498)
May 2016	300,000	Pay Fixed 5.2% Receive Float	No	(2,609)
November 2012	700,000	Pay Fixed 4.84% Receive Float	Yes	1,490
November 2012	500,000	Pay Fixed 4.57% Receive Float	No	(476)

August 31, 2006
Term	Notional Amount	Type	SFAS 133 Hedge	Fair Value Asset (Liability)
April 2007	$400,000	LIBOR Forward Starting	Yes	$(8,699)
October 2006	100,000	Treasury Lock	No	134
October 2006	200,000	LIBOR Forward Starting	No	495
May 2016	300,000	Pay Fixed 5.2% Receive Float	No	(404)
March 2009	125,000	Pay Fixed 5.14% Receive Float	No	519

We reclassified into earnings gains of $2,066 and $1,384 for the years ended August 31, 2007 and 2006, respectively, related to interest rate swaps that were previously reported in OCI.

We expect losses of $1,365 to be reclassified into earnings over the next twelve months related to income on interest rate financial instruments currently reported in OCI. The amount ultimately realized, however, will differ as interest rates change.

The following table represents pre-tax balances in OCI related to interest rate swaps as of August 31, 2007 and August 31, 2006 before income taxes and the allocation to minority interest:

August 31, 2007
Date Settled	Term	Notional Amount	Type	SFAS 133 Hedge	Remaining Balance in OCI Income (Loss)
Quarterly through maturity	2012	$700,000	Pay Fixed 4.84% Receive Float	Yes	$1,182
April 2007	2014	400,000	LIBOR Forward Starting	Yes	(11,562)
June 2006	2016	200,000	Treasury Lock	Yes	12,597
January 2005	2017	100,000	Treasury Lock	Yes	(280)

					$1,937

August 31, 2006
Date Settled	Term	Notional Amount	Type	SFAS 133 Hedge	Remaining Balance in OCI Income (Loss)
April 2007	2014	$400,000	LIBOR Forward Starting	Yes	$(8,699)
June 2006	2016	200,000	Treasury Lock	Yes	13,593
January 2005	2017	100,000	Treasury Lock	Yes	(313)

					$4,581

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

Summary of Derivative Gains and Losses

The following represents gains (losses) on derivative activity for the periods presented:

	Years Ended August 31,
	2007	2006	2005
Commodity-related
Unrealized gains (losses) recognized in cost of products sold related to commodity-related derivative activity, excluding ineffectiveness	$10,709	$9,630	$(16,614)
Ineffective portion of derivatives qualifying for hedge accounting recognized in cost of products sold	183	16,701	(17,821)
Realized gains included in cost of products sold	184,726	138,629	746
Trading unrealized losses recognized in revenues	(19,393)	(25,255)	(47,147)
Trading realized gains recognized in revenues	21,555	45,370	3,464

Interest rate swaps
Unrealized gains (losses) on interest rate swap included in other income (2007) and interest expense (prior to 2007), excluding ineffectiveness	$(4,020)	$(128)	$690
Ineffective portion of derivatives qualifying for hedge accounting included in interest expense	(1,813)	842	(771)
Realized gains on interest rate swap included in interest and other income, net in 2007, and interest expense in prior periods	38,810	616	1,953

Credit Risk

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty.

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

ETP sponsors a defined contribution profit sharing and 401(k) savings plan, which covers virtually all employees subject to service period requirements. Profit sharing contributions are made to the plan at the discretion of ETP’s Board of Directors and are allocated to eligible employees as of the last day of the plan year. Employer matching contributions are calculated using a discretionary formula based on employee contributions. We made matching contributions of $8,507, $5,722 and $4,106 to the 401(k) savings plan for the years ended August 31, 2007, 2006 and 2005, respectively.

13.	RELATED PARTY TRANSACTIONS:

On May 7, 2007, Ray Davis, previously the Co-Chairman of ETE and Co-Chairman and Co-Chief Executive Officer of ETP (retired August 15, 2007), and Natural Gas Partners VI, L.P. (“NGP”) and affiliates of each, sold 38,976,090 Common Units (17.6% of the outstanding Common Units of ETE) to Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”). In addition to the purchase of ETE Common Units, Enterprise also acquired a 34.9% non-controlling equity interest in our General Partner, LE GP, L.L.C. (“LE GP”). Cash consideration paid by Enterprise totaled approximately $1,650,000, reflecting a purchase price of $42.00 per ETE Common Unit. As a result of these transactions, EPE and its subsidiaries are considered related parties (see Note 10).

Between May 7, 2007 (the purchase date of ETE Units) and August 31, 2007, the Operating Partnerships have made the following sales to and purchases from Enterprise and its affiliates:

Enterprise Transactions	Product	Volumes (in thousands)	Dollars
HOLP
Purchases	Propane - gallons	17,207	$20,957
Titan
Purchases	Propane - gallons	28,283	34,981
ETC OLP
Sales	NGLs - gallons	464	648
	Natural Gas - MMBtu	1,495	9,768

Purchases	Natural Gas-MMBtu	3,120	22,677
	Natural Gas Imbalances-MMBtu	1,541	7,501

Our propane operations have a combined accounts payable of approximately $8,900 as of August 31, 2007 to Enterprise. Titan has a long-term purchase contract to purchase substantially all of its propane requirements, and as of August 31, 2007 had forward mark to market derivatives for approximately 12.2 million gallons of propane at a fair value of $390 with Enterprise. Additionally, HOLP has a monthly storage contract with TEPPCO Partners, L.P. (an affiliate of Enterprise) for approximately $600 per year.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines, and ETC OLP sells natural gas to Enterprise. As of August 31, 2007, ETC OLP had an accounts receivable balance of approximately $2,000, an accounts payable balance of approximately $4,600 and an imbalance payable to Enterprise of approximately $7,100.

As of August 31, 2007, ETC OLP had accounts receivable of approximately $700 and accounts payable of approximately $3,800 with an intrastate transportation joint venture. There was no balance as of August 31, 2006. These receivables and payables are for August activity and were paid in September 2007.

As of August 31, 2007 and 2006, we had advances due from a propane joint venture of $15,091 and $3,775, respectively, which are included in advances to and investment in affiliates on our condensed consolidated balance sheets.

Our natural gas midstream and intrastate transportation and storage operations secure compression services from third parties including Energy Transfer Technologies, Ltd., of which Energy Transfer Group, LLC is the General Partner. These entities are collectively referred to as the “ETG Entities”. Our Chief Executive Officer has an indirect ownership in the ETG Entities. In addition, two of the General Partner’s directors serve on the Board of Directors of the ETG Entities. The terms of each arrangement to provide compression services are, in the opinion of independent directors of the General Partner, no less favorable than those available from other providers of compression services. During the years ended August 31, 2007, 2006 and 2005, we made payments totaling $2,382, $2,900 and $900, respectively, to the ETG Entities for compression services provided to and utilized in our natural gas midstream and intrastate transportation and storage operations. As of August 31, 2007 and 2006, accounts payable to ETG related to compressor leases were not significant.

ETE’s general partner receives a $500 per year management fee for the management of the Partnership’s operations and activities. Under the terms of the shared services agreement, the Partnership also pays ETP an annual administrative fee of $500 for the provision of various general and administrative services for ETE’s benefit. Fees paid under this agreement during the year ended August 31, 2007 were nominal.

In connection with the HPL System acquisition, ETC OLP entered into a short-term loan agreement with us whereby ETC OLP borrowed $174,624 to acquire the working inventory of natural gas stored in the Bammel storage facilities with interest based on the Eurodollar Rate plus 3.0% per annum. ETC OLP also incurred $3,109 in debt issuance costs associated with the loan agreement. The loan was paid in full during the year ended August 31, 2005.

In November 2005 we purchased the remaining 50% equity interest in South Texas Gas Gathering, a joint venture that owns an 80% interest in the Dorado System, a 61-mile gathering system located in South Texas for $675 from an entity that includes one of the General Partner’s directors.

See Notes 2 and 7 for discussion of other related party transactions with ETP and ETI.

14.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments which conduct their business exclusively in the United States of America, as follows:

ETC OLP:

•	midstream operations

•	intrastate transportation and storage operations

ET Interstate:

•	interstate transportation operations

HOLP and Titan:

•	retail propane operations

As of December 1, 2006, with the completion of our acquisition of Transwestern, we have a new reporting segment for our interstate transportation operations. As a result, the comparability of the segment operations information is affected by this addition. The volumes and results of operations data for fiscal year 2007 do not include the interstate operations for periods prior to Transwestern’s acquisition on December 1, 2006. The comparability of the segment data for fiscal year 2007 to the prior years is also affected by the allocation of administrative expenses, as discussed further below. The comparability of the segment operations is also affected by our purchase of Titan in June 2006 and the HPL System in January 2005. The fiscal year 2006 volumes and results of operations for our propane segment do not include Titan for periods before its acquisition on June 1, 2006. The fiscal year 2005 volumes and results of operations for our intrastate transportation and storage segment do not include the HPL System for periods prior to its acquisition on January 1, 2005.

Segments below the quantitative thresholds are classified as “other”. The components of the “other” classification have not met any of the quantitative thresholds for determining reportable segments. As a result of the HPL System acquisition during fiscal year 2005, management redefined the transportation operations to transportation and storage operations. Management has included the wholesale propane operations in “other” for all periods presented in this report because such operations are not material.

Midstream and intrastate transportation and storage segment revenues and expenses include intersegment and intrasegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

See Note 1, “Business Operations” for a detailed description of the operations of each of our reportable segments.

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general, administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. Effective with the Transwestern acquisition on December 1, 2006, we began allocating administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”). The amounts allocated to the midstream and intrastate transportation segments, propane segment and interstate transportation segment for the year ended August 31, 2007 were $11,357, $10,067 and $4,388, respectively. These amounts were offset by costs allocated to the Partnership from the Operating Partnerships for support services. The amounts allocated to the Partnership, using the MMFC, from the midstream and intrastate transportation and propane segments for the year ended August 31, 2007 were $5,221 and $2,187, respectively. No such amounts were allocated to the Partnership from the interstate transportation segment for the year ended August 31, 2007.

As of August 31, 2007 advances to and investment in affiliates includes our investment in North Side Loop (“NSL”), a joint venture included in our transportation and storage segment, and our investment in MEP, which is included in our intrastate transportation segment. Equity in earnings for the fiscal year ended August 31, 2007 includes primarily earnings from CCEH.

The following table presents the financial information by segment for the following periods:

	Years Ended August 31,
	2007	2006	2005
Volumes:
Midstream
Natural gas MMBtu/d—sold	941,140	1,552,753	1,578,833
NGLs bbls/d—sold	25,657	10,425	12,707
Transportation and storage
Natural gas MMBtu/d—transported	6,124,423	4,633,069	3,495,434
Natural gas MMBtu/d—sold	1,400,753	1,580,638	1,361,729
Interstate transportation
Natural gas MMBtu/d—transported	1,802,109	—	—
Natural gas MMBtu/d—sold	19,680	—	—
Retail propane gallons (in thousands)	604,269	429,118	406,334

	Years Ended August 31,
	2007	2006	2005
Revenues:
Midstream	$2,853,496	$4,223,544	$3,246,772
Eliminations	(1,562,199)	(2,359,256)	(471,255)
Intrastate transportation and storage	3,915,932	5,013,224	2,608,108
Interstate transportation (see Note 2)	178,663	—	—
Retail propane and other retail propane related	1,284,867	879,556	709,473
All other	121,278	102,028	75,700

Total revenues	$6,792,037	$7,859,096	$6,168,798

Cost of Sales:
Midstream	$2,632,187	$4,000,461	$3,102,539
Eliminations	(1,562,199)	(2,359,256)	(471,255)
Intrastate transportation and storage	3,137,712	4,322,217	2,280,082
Interstate transportation	—	—	—
Retail propane and other retail propane related	759,634	515,418	403,740
All other	110,872	89,476	66,409

Total cost of sales	$5,078,206	$6,568,316	$5,381,515

Depreciation and Amortization:
Midstream	$27,331	$19,687	$17,110
Intrastate transportation and storage	64,423	50,755	36,020
Interstate transportation	27,972	—	—
Retail propane and other retail propane related	70,833	58,036	51,487
All other	824	1,158	1,134

Total depreciation and amortization	$191,383	$129,636	$105,751

	Years Ended August 31,
	2007	2006	2005
Operating Income (Loss):
Midstream	$119,233	$147,564	$94,603
Intrastate transportation and storage	479,820	422,420	151,819
Interstate transportation	95,650	—	—
Retail propane and other retail propane related	124,263	76,055	66,902
All other	1,735	1,899	(683)
Selling general and administrative expenses not allocated to segments	(11,365)	(72,398)	(14,720)

Total operating income	$809,336	$575,540	$297,921

Other items not allocated by segment:
Interest expense	$(279,986)	$(150,646)	$(101,061)
Loss on extinguishment of debt	—	(5,060)	(6,550)
Equity in earnings (losses) of affiliates	5,161	(479)	(376)
Gain (loss) on disposal of assets	(6,310)	851	(330)
Interest and other income, net	35,158	13,701	12,191
Income tax expense	(11,391)	(23,015)	(4,397)
Minority interests	(232,608)	(303,752)	(96,946)

	(489,976)	(468,400)	(197,469)

Income from continuing operations	$319,360	$107,140	$100,452

	August 31,
	2007	2006
Total Assets:
Midstream	$943,760	$828,770
Intrastate transportation and storage	3,814,391	3,317,781
Interstate transportation	1,653,363	—
Retail propane and other retail propane related	1,593,863	1,619,732
All other	177,712	157,858

Total	$8,183,089	$5,924,141

	August 31,
	2007	2006
Additions to Property, Plant and Equipment Including Acquisitions (accrual basis):
Midstream	$201,646	$15,907
Intrastate transportation and storage	827,859	701,988
Interstate transportation	1,345,637	—
Retail propane and other retail propane related	65,125	263,008
All other	2,015	6,194

Total	$2,442,282	$987,097

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year under EITF 03-6. HOLP’s and Titan’s businesses are seasonal due to weather conditions in their service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to commercial and industrial customers are much less weather sensitive. ETC OLP’s business is also seasonal due to the operations of ET Fuel System and the HPL System. We expect margin related to the HPL System operations to be higher during the periods from November through March of each year and lower during the periods from April through October of each year due to the increased demand for natural gas during the cold weather. However, we cannot assure that management’s expectations will be fully realized in the future and in what time period due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

	Quarter Ended				Total Year
Fiscal 2007:	November 30	February 28	May 31	August 31
Revenues	$1,388,445	$2,062,480	$1,714,786	$1,626,326	$6,792,037
Gross Profit	301,102	576,664	427,399	408,666	1,713,831
Operating income	103,088	351,851	187,259	167,138	809,336
Net income	31,041	147,356	89,093	51,870	319,360
Limited Partners’ interest in net income	30,896	146,889	88,817	51,710	318,312
Basic net income per limited partner unit	$0.20	$0.67	$0.40	$0.23	$1.56
Diluted net income per limited partner unit	$0.20	$0.67	$0.40	$0.23	$1.55

	Quarter Ended				Total Year
Fiscal 2006:	November 30	February 28	May 31	August 31
Revenues	$2,416,620	$2,449,816	$1,420,335	$1,572,325	$7,859,096
Gross Profit	325,993	440,985	272,968	250,834	1,290,780
Operating income	167,866	223,713	115,377	68,584	575,540
Net income	39,601	24,435	43,271	(167)	107,140
Limited Partners’ interest in net income	39,353	24,291	43,052	(165)	106,531
Basic net income per limited partner unit	$0.29	$0.18	$0.32	$—	$0.80
Diluted net income per limited partner unit	$0.29	$0.18	$0.31	$—	$0.79

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

Following are the financial statements of the Parent Company which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

(in thousands, except unit data)

	August 31, 2007	August 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,601	$135
Accounts receivable from related companies	15,470	752
Price risk management assets	1,405	711
Prepaid expenses and other	307	301

Total current assets	25,783	1,899
ADVANCES TO AND INVESTMENT IN AFFILIATES	1,499,499	663,245
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	12,593	3,344

Total assets	$1,537,875	$668,488

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$686	$386
Accounts payable to affiliates	1,609	736
Accrued wages and benefits	395	11
Accrued interest	7,445	4,105
Accrued and other current liabilities	120	93
Income taxes payable	252	—

Total current liabilities	10,507	5,331
LONG-TERM DEBT, less current maturities	1,571,500	616,291
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	3,000	1,115

COMMITMENTS AND CONTINGENCIES	1,585,007	622,737

PARTNERS’ CAPITAL (DEFICIT):
General Partner	24	(69)
Common Unitholders (222,828,332 and 124,360,520 units authorized, issued and outstanding at August 31, 2007 and 2006, respectively	(58,918)	(9,586)
Class B Unitholders (0 and 2,521,570 units authorized, issued and outstanding at August 31, 2007 and 2006, respectively	—	53,130

	(58,894)	43,475
Accumulated other comprehensive income	11,762	2,276

Total partners’ capital (deficit)	(47,132)	45,751

Total liabilities and partners’ capital (deficit)	$1,537,875	$668,488

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended August 31,
	2007	2006	2005
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(8,496)	$(55,374)	$(1,051)

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(104,405)	(36,773)	(9,529)
Equity in earnings of affiliates	435,247	204,987	141,260
Loss on extinguishment of debt	—	(5,060)	—
Other, net	(2,357)	(638)	16,066

INCOME BEFORE INCOME TAXES	319,989	107,142	146,746
Income tax expense	(629)	(2)	—

NET INCOME	319,360	107,140	146,746
GENERAL PARTNER’S INTEREST IN NET INCOME	1,048	609	1,207

LIMITED PARTNERS’ INTEREST IN NET INCOME	$318,312	$106,531	$145,539

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended August 31,
	2007	2006	2005
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$239,777	$110,554	$91,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to and investment in subsidiaries	(1,200,000)	(135,088)	(7,886)
Proceeds from the sale of assets	—	—	2,632

Net cash used in investing activities	(1,200,000)	(135,088)	(5,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,252,662	666,058	600,000
Principal payments on debt	(367,529)	(649,575)	—
Equity offerings	372,434	473,978	—
Redemption of Common Units in IPO	—	(131,620)	—
Repurchase of Common Units	—	(237,817)	—
Cash distributions to Partners	(276,997)	(101,259)	(671,612)
Debt issuance costs	(11,881)	(3,623)	(6,281)
Retirement of employee incentive units	—	—	(1,046)

Net cash provided by (used for) financing activities	968,689	16,142	(78,939)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,466	(8,392)	7,426
CASH AND CASH EQUIVALENTS, beginning of period	135	8,527	1,101

CASH AND CASH EQUIVALENTS, end of period	$8,601	$135	$8,527

17.	SUBSEQUENT EVENTS:

On October 5, 2007, ETP entered into an agreement to acquire the Canyon Gathering System midstream business of Canyon Gas Resources, LLC from Cantera Resources Holdings, LLC (the “Canyon acquisition”). The Canyon Gathering System has over 400,000 of dedicated acres under long-term contracts. The Canyon assets include a gathering system in the Piceance-Uinta Basin which consists of over 1,800 miles of 2-inch to 16-inch pipe with a projected capacity of over 300,000 MMbtu/d, as well as six processing plants for NGL extraction and gas treatment with a processing capacity of 90 MMcf/d. Some of the largest U.S. producers are active in the area and are major customers of the system. The cash paid for this acquisition was financed as discussed below.

On October 5, 2007, ETP entered into a credit agreement providing for a $310,000, 364-day term loan credit facility (the “Term Loan Agreement”). Borrowings under the Term Loan Agreement were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the Term Loan Agreement is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the Term Loan Agreement, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The Term Loan Agreement requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance. The Term Loan Agreement contains covenants that are similar to the covenants of the ETP Credit Facility (see Note 6).

On October 10, 2007, we filed a Form 8-K indicating that we plan to change our year end to December 31. Our next full fiscal year will begin on January 1, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act). Based upon that evaluation, management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of August 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management including the President and Chief Financial Officer of our General Partner does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures are adequate and effective as of August 31, 2007 to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

The management of Energy Transfer Equity, L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”). In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded the acquisition of Transwestern in December 2006 due to its size and complexity. Collectively, this acquisition constituted approximately 20% of our total consolidated assets as of August 31, 2007, and approximately 3% of our total consolidated revenues and approximately 14% of our consolidated net income for the year then ended. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

We continue to evaluate the business of Transwestern and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over the operations of Transwestern. We expect that this effort will continue into future fiscal quarters of 2008 due to the magnitude of the business.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited Energy Transfer Equity, L.P.’s (a Delaware limited partnership) internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Energy Transfer Equity, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Energy Transfer Equity, L.P.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the effectiveness of internal controls over financial reporting of Transwestern Pipeline Company, LLC (“Transwestern”). Transwestern was acquired on December 1, 2006 and has been included in the consolidated financial statements of the Partnership since that date. Transwestern constituted approximately 20% of total assets as of August 31, 2007 and 3% of revenues and 14% of net income for the year then ended. Our audit of internal control over financial reporting of Energy Transfer Equity, L.P. also did not include an evaluation of the internal controls over financial reporting of Transwestern.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Energy Transfer Equity, L.P. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Equity, L.P. and subsidiaries, as of August 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, partners’ capital (deficit), and cash flows for each of the three years in the period ended August 31, 2007 and our report dated October 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

October 29, 2007

Changes in Internal Controls over Financial Reporting

Other than the changes resulting from the Transwestern acquisition (discussed below), there have been no changes in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended August 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Transwestern Acquisition

On December 1, 2006, we completed the Transwestern acquisition. In recording the Transwestern acquisition, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of Transwestern from the date of the acquisition that are included in our earnings for the fiscal year ended August 31, 2007. In addition, we obtained disclosure information from former Transwestern employees and reviewed the Transwestern historical audited and subsequent unaudited interim financial statements and notes accompanying the financial statements. We are continuing to integrate our internal controls into these operations, and it is expected that this effort will continue into future fiscal quarters of 2008. As a result, Transwestern’s business has been excluded from our fiscal 2007 internal control assessment.

We have excluded Transwestern’s business from our internal control assessment for the following reasons:

•

Given the time required to test the operating effectiveness of Transwestern’s controls and the due date for our attestation required by Section 404 of the Sarbanes Oxley Act of 2002, it was not practical from a timing or resource standpoint for us to conduct a thorough assessment prior to our 2007 fiscal year end.

•

Transwestern utilized a financial accounting computer system and other industry-specific computer applications that are different from those we used through August 31, 2007. For various business reasons, Transwestern’s business remained on these systems. As a result, we believe that reporting on the controls of the current computer system used by Transwestern will not be useful to our investors since the use of certain of these systems may be discontinued after August 31, 2007.

•

We continue to evaluate Transwestern’s business and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over the operations of Transwestern. We expect that this effort will continue into future fiscal quarters of 2008 due to the magnitude of the business. The assessment and documentation of internal controls requires a complete implementation of controls operating in a stable and effective environment.

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

Annual Certification

The Parent Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. In fiscal 2007, our President and Chief Financial Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 401 of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Paul E. Glaske qualified as an Audit Committee financial expert during the Parent Company’s 2007 fiscal year. A description of the qualifications of Mr. Glaske may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”

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

The Parent Company has established a procedure by which Unitholders or interested parties may communicate directly with the Board of Directors, any committee of the Board, any of the Parent Company’s independent directors, or any one director serving on the Board of Directors by sending written correspondence addressed to the desired person, committee or group to the attention of Sonia Aube at Energy Transfer Equity, L.P., 3738 Oak Lawn Avenue, Dallas, Texas, 75219. Communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

Directors and Executive Officers of the General Partner

The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of October 16, 2007. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
John W. McReynolds	56	Director, President and Chief Financial Officer

Kelcy L. Warren	51	Director and Chairman of the Board

Ray C. Davis	65	Director

Kenneth A. Hersh	44	Director

David R. Albin	48	Director

K. Rick Turner	49	Director

Bill W. Byrne	77	Director

Paul E. Glaske	74	Director

John D. Harkey, Jr	47	Director

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

Kelcy L. Warren. Mr. Warren was appointed Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our IPO. On August 15, 2007, Mr. Warren became the sole Chairman of the Board of our General Partner and the Chief Executive Officer and Chairman of the Board of the General Partner of ETP. Mr. Warren had previously served as Co-Chief Executive Officer and Co-Chairman of the Board of the General Partner of ETP in that capacity since the combination of the midstream and transportation operations of ETC OLP and the retail propane operations of Heritage in January 2004. Mr. Warren also serves as Chief Executive Officer of the General Partner of ETC OLP. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Warren served as President of the General Partner of ET Company I, Ltd. the entity that operated ETP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 20 years of business experience in the energy industry.

Ray C. Davis. Mr. Davis served as Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our IPO until his retirement effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the General Partner of ETP since the combination of the midstream and transportation operations of ETC OLP and the retail propane operations of Heritage in January 2004 until his retirement from these positions effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer of the General Partner of ETC OLP, and as Co-Chief Executive Officer of ETP and Co-Chairman of the Board of the General Partner of ETE, positions he held since their formation in 2002. Mr. Davis now serves as a director of the General Partners of ETP and ETE. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Davis served as Vice President of the General Partner of ET Company I, Ltd., the entity that operated ETC OLP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis has more than 32 years of business experience in the energy industry. Mr. Davis became a venture partner of Natural Gas Partners, L.L.C. in September 2007.

Kenneth A. Hersh. Mr. Hersh is the Chief Executive Officer of NGP Energy Capital Management and is a managing partner of the Natural Gas Partners private equity funds and has served in those or similar capacities since 1989. Prior to joining Natural Gas Partners, L.P. in 1989, he was a member of the energy group in the investment banking division of Morgan Stanley & Co. He currently serves as a director of NGP Capital Resources Company and as a director of the general partner of Eagle Rock Energy Partners, L.P. Mr. Hersh has served as a director of Energy Transfer Partners GP since February 2004 and has served as a director of our General Partner since October 2002.

David R. Albin. Mr. Albin is a managing partner of the Natural Gas Partners private equity funds, and has served in that capacity or similar capacities since 1988. Prior to his participation as a founding member of Natural Gas Partners, L.P. in 1988, he was a partner in the $600 million Bass Investment Limited Partnership. Prior to joining Bass Investment Limited Partnership, he was a member of the oil and gas group in the investment banking division of Goldman, Sachs & Co. He currently serves as a Director of NGP Capital Resources Company. Mr. Albin has served as a Director of Energy Transfer Partners GP since February 2004 and has served as a director of our General Partner since October 2002.

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

Bill W. Byrne. Mr. Byrne is the principal of Byrne & Associates, LLC, an investment company based in Tulsa, Oklahoma. Prior to his retirement in 1992, Mr. Byrne was Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, serving in that capacity from 1982 to 1992. Mr. Byrne has served as a director of ETP’s General Partner since 1992 and is a member of both the Audit Committee and the Compensation Committee of ETP’s General Partner. Mr. Byrne is a former president and director of the National Propane Gas Association (“NPGA”). Mr. Byrne has served as a director of our General Partner since May 2006.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during fiscal year ending August 31, 2007, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner other than one late Form 4 filing for each of Kenneth A. Hersh, Kelcy L. Warren, Ray C. Davis, John W. McReynolds, K. Rick Turner, David R. Albin and H. Michael Krimbill.

ITEM 11. EXECUTIVE COMPENSATION

Overview

Since we are a limited partnership, we are managed by our general partner, LE GP, LLC, referred to herein as “our General Partner”. Our General Partner is owned by Mr. Kelcy Warren (34.9%), Mr. Ray Davis (16.2%), NGP (14.0%) and Enterprise GP Holdings (34.9%). Our limited partner interests are owned approximately 73.0% by affiliates and approximately 27.0% by the public. We own 100% of Energy Transfer Partners GP, L.P. (“ETP GP”) and its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). We refer to ETP GP and ETP LLC together as the “ETP GP Entities”. ETP GP is the general partner of Energy Transfer Partners, L.P. (“ETP”), a publicly traded master limited partnership under the laws of the state of Delaware. All of ETP’s employees receive employee benefits from the operating partnerships of ETP. Pursuant to a shared services agreement, we receive administrative and other services from ETP for which we pay approximately $500,000 per year.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officer of our General Partner performs all of our management functions. As a result, the executive officer of our General Partner is essentially our executive officer, and his compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officer of our General Partner. To provide comprehensive disclosure of executive compensation for the entire consolidated reporting group, we are also providing information as to the executive compensation of the ETP GP Entities even though none of these persons is an executive officer of the Parent Company. Accordingly, the persons we refer to in this discussion as our “named executive officers” are the following:

ETE Executive Officer

•	John W. McReynolds, President and Chief Financial Officer of our General Partner.

ETP GP Entities Executive Officers

•	Kelcy L. Warren, Chief Executive Officer;

•	Mackie McCrea, President—Midstream;

•	R. C. Mills, President—Propane;

•	Brian J. Jennings, Chief Financial Officer;

•	Jerry J. Langdon, Chief Administrative and Compliance Officer; and

•	Thomas P. Mason, General Counsel and Secretary.

In addition to the named executive officers of the ETP GP Entities identified above, the following individuals were executive officers of the ETP GP Entities during the year ended August 31, 2007 but were no longer executive officers as of August 31, 2007:

•	Ray C. Davis, former Co-Chief Executive Officer; and

•	H. Michael Krimbill, former President and Chief Financial Officer.

Our Philosophy for Compensation of Executives

Our General Partner. In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of the executive’s compensation should be incentive-based and that the base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the market place and balanced between short and long-term performance. Our General Partner believes this balance is achieved by the payment of annual cash bonuses.

ETP GP Entities. The ETP GP Entities also believe that a significant portion of their executives’ compensation should be incentive-based and have instituted an annual discretionary cash bonus that is based on the achievement of financial performance objectives for a fiscal year set at the beginning of such fiscal year, and the annual grant of restricted unit awards under ETP’s 2004 Unit Plan which is intended to provide a longer term incentive to their key employees to focus their efforts to increase the market price of ETP’s publicly traded units and to increase the cash distribution ETP pays to its Unitholders. Under its 2004 Unit Plan, ETP has generally issued restricted unit awards that vest over a three-year period based on the achievement of annual performance objectives relating to the total return of ETP’s units (appreciation in market price for ETP’s units plus the total amount of cash distributions for ETP’s fiscal year) as compared to the total return of a peer group of other publicly traded limited partnerships determined by ETP’s Compensation Committee. The ETP GP Entities believe that these incentive arrangements are important in attracting and retaining executives and key employees as well as motivating these individuals to achieve ETP’s business objectives. The incentive-based compensation reflects the importance of aligning the interests of the executive officers with those of ETP’s Unitholders.

While ETE is responsible for the direct payment of the compensation of our named executive officer as an employee of ETE, ETE does not participate or have any input in any decisions as to the compensation levels or policies of our General Partner or the ETP GP Entities. As discussed below, ETE does not have a compensation committee. Presently, the board of directors of our General Partner is responsible for the compensation policies and compensation level of the executive officer of our General Partner.

ETP also does not participate or have any input in any decisions as to the compensation policies of the ETP GP Entities or the compensation levels of the executive officers of the ETP GP Entities. The compensation committee of the board of directors of the ETP GP Entities (the “ETP Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of the executive officers of the ETP GP Entities.

ETE and ETP directly incur the payment to our respective executive officers in lieu of receiving an allocation of overhead related to executive compensation from their respective general partner. For the year ended August 31, 2007, ETE and ETP paid 100% of the compensation of the executive officers of their respective general partner as each entity represents the only business managed by such general partner.

Distributions to Our General Partner

Our General Partner is partially-owned by certain of our current and prior named executive officers. We pay quarterly distributions to our General Partner in accordance with our partnership agreement with respect to its ownership of its general partner interest as specified in our partnership agreement. The amount of each quarterly distribution that we must pay to our General Partner is based solely on the provisions of our partnership agreement, which agreement specifies the amount of cash we distribute to our General Partner based on the amount of cash that we distribute to our limited partners each quarter. Accordingly, the cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner’s executive officer. Distributions to our General

Partner are described in detail in Note 7 to our consolidated financial statements. Our named executive officer also owns directly and indirectly certain of our limited partner interests and, accordingly, receives quarterly distributions. Such per unit distributions equal the per unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officer.

Compensation Committee of ETP

We are a limited partnership and our units are listed on the New York Stock Exchange, or NYSE. ETP is also a limited partnership whose units are listed on the NYSE. Although the rules of the NYSE do not require publicly traded limited partnerships to have a compensation committee, the board of directors of ETP’s general partner has established a Compensation Committee. Presently, we do not have a compensation committee.

The responsibilities of the ETP Compensation Committee include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of the Chief Executive Officer, or the CEO;

•

annually evaluate the CEO’s performance in light of these goals and objectives, and make recommendations to the board of directors of ETP’s general partner with respect to the CEO’s compensation levels based on this evaluation;

•

based on input from, and discussion with, the CEO, make recommendations to the board of directors of ETP’s general partner with respect to non-CEO executive officer compensation, including incentive compensation and compensation under equity based plans;

•	make determinations with respect to the grant of equity-based awards to executive officers under ETP’s 2004 Unit Plan;

•

periodically evaluate the terms and administration of ETP’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with ETP’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	periodically evaluate the compensation of the directors;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or executive officer compensation; and

•	perform other duties as deemed appropriate by the board of directors of ETP’s general partner.

Compensation Objectives

Each of our compensation programs is structured to provide the following benefits:

•

attract, retain and reward talented executive officers and key management employees, by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation; and

•	reward individual performance.

Methodology

Presently, our board of directors and the Compensation Committee of ETP consider relevant data available to them to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officer. Our board of directors and the Compensation Committee also consider individual performance, levels of responsibility, skills and experience.

Components of Executive Compensation

For the year ended August 31, 2007, the compensation paid to our named executive officer consisted of the following components:

•	annual base salary; and

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

The compensation paid to the named executive officers of the ETP GP Entities consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of cash bonuses;

•	vesting of previously issued equity-based unit awards issued pursuant to ETP’s 2004 Unit Plan;

•	compensation resulting from the vesting of equity issuances made by an affiliate; and

•	401(k) contributions.

Base Salary. For the year ended August 31, 2007, the base salary level and the non-equity incentive compensation for fiscal year 2006 paid in December 2006 of Mr. McReynolds, the President and Chief Financial Officer of ETE’s General Partner, was determined based upon negotiations between Mr. McReynolds and Mr. Warren and Mr. Davis, in their capacities as Co-Chairmen of the board of directors of our General Partner and was approved by the co-investors of LE GP.

The base salaries of the named executive officers of the ETP GP Entities for the fiscal year ended August 31, 2007 were determined by the board of directors of the ETP GP Entities based on recommendations from the ETP Compensation Committee which took into account the recommendations of Mr. Warren and Mr. Davis. For the fiscal year ending August 31, 2008, the Compensation Committee of ETP has engaged a consultant to assist in the determination of compensation levels.

Annual Bonus. The bonus payment to Mr. McReynolds in December 2006 was a fixed amount negotiated with Messrs. Warren and Davis and approved by the co-investors of LE GP for fiscal year 2006. The discretionary bonus of Mr. McReynolds for fiscal year 2007 has not yet been determined.

In addition to base salary, the named executive officers of the ETP GP Entities receive discretionary annual cash bonuses that are paid in a lump sum following the end of the fiscal year. The annual bonuses of the named executive officers of the ETP GP Entities are awarded based upon its achievement of financial performance objectives during the year for which the bonuses are awarded and in part upon the contribution of each individual to ETP’s profitability and success during the year for which the bonuses are awarded. The ETP Compensation Committee considers the recommendation of management in determining the financial performance objectives for a particular fiscal year and the aggregate amount of cash bonuses to be paid to the executives and key employees based on satisfying these performance objectives at specified levels. The Chief Executive Officer of the ETP GP Entities makes the determinations, based on recommendations from other executives and key employees in charge of specific business units, as to the specific bonus amounts for each participant in this bonus plan. The Compensation Committee alone determines the annual cash bonus amounts for the Chief Executive Officer and the other named executive officers of the ETP GP Entities except for those executives who participate in the annual bonus plan (specifically, Mackie McCrea and R.C. Mills).

ETP Equity Awards. ETP’s 2004 Unit Plan authorizes the ETP Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other rights related to ETP units at such times and upon such terms and conditions as it may determine in accordance with the 2004 Unit Plan. The ETP Compensation Committee determined and/or approved the number of unit grants awarded to the named executive officers and also the vesting structure of those unit awards under ETP’s 2004 Unit Plan. A description of the unit awards and related vesting structure is contained in the Unit Awards Table below. To date, the only awards under the 2004 Unit Plan have consisted of restricted unit awards. All of the awards of restricted units granted to ETP’s named executive officers under ETP’s 2004 Unit Plan have required the achievement of performance objectives such that up to one-third of the total number of units subject to an award will vest each year based on the level of achievement of the performance objectives for such year, with 100% of such one-third vesting if the total return for ETP’s units for such year is in the top quartile as compared to a peer group of energy-related publicly traded limited partnerships determined by the ETP Compensation Committee, 65% of such one-third vesting if the total return of ETP’s units for such year is in the second quartile as compared to such peer group companies, and 25% of such one-third vesting if the total return of ETP’s units for such year is in the third quartile as compared to such peer group companies. Total return is defined as the sum of the per unit price appreciation in the market price of ETP’s units for the year plus the aggregate per unit cash distributions received for the year. For fiscal 2007, the peer group used to make the total return comparison consisted of Suburban Propane Partners L.P., Plains All-American Pipeline L.P., NuStar Energy L.P., Sunoco Logistics Partners L.P., Magellen Midstream Partners L.P., AmeriGas Partners L.P., ONEOK Partners L.P., Buckeye Partners L.P., Kinder Morgan Energy Partners L.P., Enterprise Product Partners L.P., Teppco Partners L.P., Enbridge Energy Partners L.P. and Ferrellgas Partners L.P. No distributions are made on the unit awards prior to vesting. The vesting of these awards is also subject to continued employment with ETP LLC or our General Partner as of the end of each applicable year. Each of Messrs, Warren, McCrea, Mills, Davis and Krimbill received unit awards under the 2004 Unit Plan, a portion of which vested during our 2007 fiscal year.

On October 2, 2007 the Compensation Committee of ETP’s General Partner determined that based on ETP’s performance for the year ended August 31, 2007, of the employee awards scheduled to vest on September 1, 2007, 25% of the awards vested and 75% of the awards were forfeited. The Compensation Committee of ETP’s General Partner also approved a special one-time grant of the number of awards that were forfeited. Such awards are not subject to performance objectives but are subject only to continued employment with ETP through the first anniversary of the grant date of October 2, 2007. These Compensation Committee actions affected all employee awards, including awards granted to executive officers.

The issuance of ETP Common Units pursuant to the ETP 2004 Unit Plan is intended to serve as a means of incentive compensation, therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

Compensation expense is measured as the grant date market value of ETP’s units, reduced by the present value of the distributions that will not be received during the vesting period. ETP assumed a weighted average risk-free interest rate of 4.45% for the year ended August 31, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each employee grant. For the employee awards outstanding during the year ended August 31, 2007 the grant-date average per unit cash distributions were estimated to be $5.50. Upon vesting, ETP Common Units are issued.

The unit awards under ETP’s 2004 Unit Plan generally require the continued employment of the recipient during the vesting period. The Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. During the year ended August 31, 2007, the Compensation Committee did not accelerate the vesting of any unvested unit awards under the 2004 Unit Plan granted to Mr. Davis at the time of his retirement as Co-Chief Executive Officer of ETP LLC.

Affiliate Equity Awards. During the year ended August 31, 2007, certain of the named executive officers of the ETP GP Entities received an award from a partnership, the general partner of which is owned and controlled by Mr. McReynolds. The rights granted include the economic benefits of ownership of these units based on a five-year vesting schedule whereby the recipient will vest in the units at a rate of 20% per year. The final decision on these awards was, and any future awards will be, in the sole discretion of Mr. McReynolds. Neither we nor ETP pay any of the costs related to such awards. Based on generally accepted accounting principles covering related party transactions and unit-based compensation arrangements, we are recognizing non-cash compensation expense over the vesting period based on the grant date per unit market value of the ETE units awarded the ETP employees assuming no forfeitures. Awards granted for the year ended August 31, 2007 result in a total non-cash compensation expense of approximately $23.5 million to be recognized over the related vesting period. As these units were outstanding prior to these awards, the awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. The recipients of the awards and the amount of non-cash compensation expense recognized during fiscal year 2007 and to be recognized in future periods related to these awards are as follows:

Year Ended August 31,	Brian J. Jennings	Jerry J. Langdon	Thomas P. Mason	Total
2007	$2,387,910	$324,614	$2,478,593	$5,191,117
2008	3,730,020	1,805,517	2,969,016	8,504,553
2009	2,161,321	1,023,600	1,716,843	4,901,764
2010	1,289,820	620,795	1,008,471	2,919,086
2011	679,770	348,310	507,754	1,535,834
2012	209,160	142,167	119,323	470,650

Qualified Retirement Plan Benefits. Each of ETE and ETP have established a defined contribution 401(k) plan which covers substantially all of our employees including our named executive officers. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees who have completed one hour of service and have attained age 21 years of age are eligible to participate. Employees may elect to defer up to 100% of defined eligible compensation after applicable taxes, as limited under the Code. We may contribute to the plan on behalf of our employees under a discretionary matching or a discretionary profit sharing arrangement, both of which are based on a percentage of compensation. Employee salary deferrals are always 100% vested. Employer contributions vest upon completion of one year of service. For the year ended August 31, 2007, the Compensation Committee approved an employer matching contribution of up to six percent.

Health and Welfare Benefits. All full-time employees, including our and ETP’s executive officers, may participate in our health and welfare benefit programs including medical coverage and disability insurance.

Termination Benefits. Our and ETP’s named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our

General Partner. ETP’s 2004 Unit Plan provides for immediate vesting of all unvested unit awards in the event of a change in control. A change of control as defined under ETP’s 2004 Unit Award Plan means any of (i) the date on which Energy Transfer Partners GP, L.P. ceases to be the general partner of the Partnership; (ii) the date that ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of Energy Transfer Partners GP, L.P.; (iii) the sale of all or substantially all of ETP’s assets (other than to any Affiliate of ETE); or (iv) a liquidation or dissolution of ETP. No such accelerated vesting occurred during fiscal year 2007.

Deferred Compensation Arrangements. We and ETP do not have any deferred compensation arrangements or defined benefit pension plans or other post retirement benefits for our named executive officers. Our and ETP’s named executive officers also do not receive any payments that would represent a perquisite.

ETP Director Compensation

The ETP Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of ETP’s General Partner. On October 17, 2006, the ETP Compensation Committee recommended, following its receipt and review of an independent third-party compensation study, and the ETP Board of Directors approved, an amendment to the 2004 Unit Plan to provide that annual grants of ETP Common Units to non-employee directors of ETP’s General Partner will be equal to $25,000 divided by the fair market value of Common Units on that date. All other annual director’s grants will be measured at September 1 of each year.

Tax and Accounting Implications of Equity-Based Compensation Arrangements

Deductibility of Executive Compensation

We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officer is generally fully deductible for federal income tax purposes.

Accounting for Unit-Based Compensation

We and ETP account for our unit-based compensation arrangements, including equity-based awards issued to certain of ETP’s named executive officers by Mr. McReynolds (as discussed above), in accordance with the requirements of SFAS No. 123R over the vesting period of the awards, as discussed further in Note 7 to our consolidated financial statements.

Report of Compensation Committee

The board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of Energy Transfer Equity, L.P. Based on this review and discussion, we have recommended that the Compensation Discussion and Analysis be included in this annual report on Form-10K.

The Board of Directors of LE GP, LLC, the general partner of Energy Transfer Equity, L.P.

Kelcy L. Warren David R. Albin Bill W. Byrne Ray C. Davis Paul E. Glaske John D. Harkey, Jr. Kenneth A. Hersh K. Rick Turner

The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this annual report on Form 10-K into any filing under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934 as amended except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
ETE Officer:

John W. McReynolds President and Chief Financial Officer	2007	$399,228	$350,000	$—	$—	$—	$—	$9,346	$758,574

ETP Officers:

Kelcy L. Warren Chief Executive Officer	2007	$500,000	$750,000	$209,998	$—	$—	$—	$14,000	$1,473,998

Mackie McCrea President-Midstream	2007	380,769	500,000	150,303	—	—	—	14,481	1,045,553

R. C. Mills President-Propane	2007	388,482	300,000	93,251	—	—	—	8,162	789,895

Brian J. Jennings (4) Chief Financial Officer	2007	189,231	—	—	—	—	—	2,387,910	2,577,141

Jerry J. Langdon (5) Chief Administrative and Compliance Officer	2007	53,846	—	—	—	—	—	324,614	378,460

Thomas P. Mason (6) General Counsel and Secretary	2007	238,462	—	—	—	—	—	2,478,593	2,717,055

Ray C. Davis (7) Former Co-Chief Executive Officer	2007	498,654	750,000	(126,762)	—	—	—	9,768	1,131,660

H. Michael Krimbill (8) Former President and Chief Financial Officer	2007	337,581	700,000	(117,895)	—	—	—	8,705	928,391

(1)	The amounts in this column reflect the amount of compensation expense recognized in our consolidated financial statements for the year ended August 31, 2007, determined in accordance with SFAS 123(R). The compensation expense for fiscal year 2007 is net of the impact of the cumulative adjustment of prior period compensation expense resulting from the unit forfeiture in 2007 due to the failure to achieve specified performance conditions.
The negative compensation expense reflected above for Messrs. Davis and Krimbill is due to the reversal of previously recorded compensation expense resulting from the forfeiture of units upon their retirement or resignation. The value of the units forfeited by Mr. Davis upon his retirement was $1,338,120. The value of the units forfeited by Mr. Krimbill upon his resignation was $1,291,966.
(2)	The amounts in this column include (a) the amount of compensation expense recognized in our consolidated financial statements for the year ended August 31, 2007 related to equity-based awards of units in ETE owned by a partnership controlled by Mr. McReynolds to certain of ETP’s named executive officers, as discussed further above and in Note 7 to our consolidated financial statements; and (b) contributions to the 401(k) plan made by ETP on behalf of the named executive officer.
(3)	The annual bonus amount for Mr. McReynolds is the bonus paid in December 2006 for fiscal year 2006, which was a guaranteed bonus negotiated between Mr. McReynolds and Messrs. Warren and Davis and approved by the co-investors of LE GP in a prior period. The bonus amounts for the executive officers of ETP represents the discretionary bonus paid in December 2006 for fiscal year 2006. The annual bonus for such executive officers is approved by ETP’s Compensation Committee and paid in December of each year. The actual bonus amounts to be paid for fiscal year 2007 has not yet been determined. We have recorded accruals for the total bonus estimated for all officers and employees at August 31, 2007, but at this time have not allocated the total bonus “pool” to individuals.
(4)	Mr. Jennings began employment on March 6, 2007.
(5)	Mr. Langdon began employment on July 1, 2007.
(6)	Mr. Mason began employment on February 1, 2007.
(7)	Mr. Davis retired on August 15, 2007.
(8)	Mr. Krimbill resigned on January 15, 2007.

FISCAL YEAR 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Life Insurance Premiums ($) (1)	Company Contributions to Retirement and 401(k) Plans ($) (2)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($) (3)	Affiliate Equity Awards (4)	Total ($)
ETE Officer:

John W. McReynolds President and Chief Financial Officer	2007	$—	$—	$—	$9,346	$—	$—	—	$9,346

ETP Officers:

Kelcy L. Warren Chief Executive Officer	2007	—	—	—	14,000	—	—	—	14,000

Mackie McCrea President-Midstream	2007	—	—	—	14,481	—	—	—	14,481

R. C. Mills President-Propane	2007	—	—	—	8,162	—	—	—	8,162

Brian J. Jennings Chief Financial Officer	2007	—	—	—	—	—	—	2,387,910	2,387,910

Jerry J. Langdon Chief Administrative and Compliance Officer	2007	—	—	—	—	—	—	324,614	324,614

Thomas P. Mason General Counsel and Secretary	2007	—	—	—	—	—	—	2,478,593	2,478,593

Ray C. Davis Former Co-Chief Executive Officer	2007	—	—	—	9,768	—	—	—	9,768

H. Michael Krimbill Former President and Chief Financial Officer	2007	—	—	—	8,705	—	—	—	8,705

(1)	The executive officers’ life insurance premiums are paid by the Partnership on the same basis as all other employees. Since this represents non-discriminatory group life insurance available to all salaried employees, the premiums paid are not included in the table above.
(2)	Messrs. Jennings, Langdon and Mason receive a 401(k) match. However, as of August 31, 2007, none of those executive officers has vested in such contribution match. Vesting in the 401(k) matching contribution occurs upon the completion of one year of service.
(3)	Does not include the value of unvested unit awards under the 2004 Unit Plan that would fully vest upon a change of control as defined in the 2004 Unit Plan, which value was $1,222,940 for Mr. Warren, $975,802 for Mr. McCrea, and $672,201 for Mr. Mills based on the closing unit price per ETP Common Unit on August 31, 2007. Unvested units with an August 31, 2007 valuation of $546,420 for Mr. Warren, $455,298 for Mr. McCrea and $325,250 for Mr. Mills were forfeited on September 1, 2007 due to the failure to achieve performance conditions.
Also does not include the August 31, 2007 value of unvested affiliate equity awards granted to Messrs. Jennings, Langdon and Mason, that would fully vest upon a change of control as defined in the affiliate equity awards , which value was $11,025,000 for Mr. Jennings, $3,675,000 for Mr. Langdon, and $10,106,250 for Mr. Mason, based on the August 31, 2007 closing unit price per ETE Common Unit.
(4)	Consists of the amount accrued for the fiscal year ended August 31, 2007 even though no portion of the affiliate equity awards had vested as of August 31, 2007.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Unit Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
ETE Officer:

Jonn W. McReynolds President and Chief Financial Officer		$—	$—	$—	—	—	—	—	—	$—	$—

ETP Officers:

Kelcy L. Warren Chief Executive Officer	11/01/06	$—	$—	$—	—	15,000	15,000	—	—	$—	$406,490

Mackie McCrea President – Midstream	11/01/06	—	—	—	—	11,000	11,000	—	—	—	298,106

R. C. Mills President – Propane	11/01/06	—	—	—	—	7,000	7,000	—	—	—	189,682

Brian J. Jennings Chief Financial Officer	—	—	—	—	—	—	—	—	—	—	—

Jerry J. Langdon Chief Administrative and Compliance Officer	—	—	—	—	—	—	—	—	—	—	—

Thomas P. Mason General Counsel and Secretary	—	—	—	—	—	—	—	—	—	—	—

Ray C. Davis Former Co-Chief Executive Officer (2)	11/01/06	—	—	—	—	—	—	—	—	—	—

H. Michael Krimbill (1) Former President and Chief Financial Officer	11/01/06	—	—	—	—	—	—	—	—	—	—

(1)	Mr. Krimbill forfeited 25,335 awards upon his resignation on January 15, 2007 of which 14,000 were granted during fiscal year 2007.
(2)	Mr. Davis forfeited 27,000 awards upon his retirement on August 15, 2007 of which 15,000 were granted during fiscal year 2007.
(3)	We have computed the grant date fair value of unit awards in accordance with SFAS 123(R), as further described above and in Note 7 to our consolidated financial statements.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not plan-based awards, and the final decision on such awards is in the sole discretion of Mr. McReynolds. The amount of compensation expense recognized during fiscal year 2007 and to be recognized in future periods for such awards is detailed above by individual recipient.

FISCAL YEAR 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards					Stock Awards
Name	Award Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#) (1)	Market Value of Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (3)
		Exercisable	Unexercisable
ETE Officer:

John W. McReynolds	2007	—	—	—	$—	—	—	$—	—	—
President and Chief	2006	—	—	—	—	—	—	—	—	—
Financial Officer	2005	—	—	—	—	—	—	—	—	—

ETP Officers:

Kelcy L. Warren	2007	—	—	—	$—	—	—	$—	15,000	$780,600
Chief Executive Officer	2006	—	—	—	—	—	—	—	6,000	312,240
	2005	—	—	—	—	—	—	—	6,000	312,240

Mackie McCrea	2007	—	—	—	—	—	—	—	11,000	572,440
President - Midstream	2006	—	—	—	—	—	—	—	5,334	277,581
	2005	—	—	—	—	—	—	—	5,333	277,529

R. C. Mills	2007	—	—	—	—	—	—	—	7,000	364,280
President - Propane	2006	—	—	—	—	—	—	—	4,000	208,160
	2005	—	—	—	—	—	—	—	4,000	208,160

Brian J. Jennings	2007	—	—	—	—	—	—	—	—	—
Chief Financial Officer	2006	—	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—	—

Jerry J. Langdon	2007	—	—	—	—	—	—	—	—	—
Chief Administrative and	2006	—	—	—	—	—	—	—	—	—
Compliance Officer	2005	—	—	—	—	—	—	—	—	—

Thomas P. Mason	2007	—	—	—	—	—	—	—	—	—
General Counsel and	2006	—	—	—	—	—	—	—	—	—
Secretary	2005	—	—	—	—	—	—	—	—	—

Ray C. Davis	2007	—	—	—	—	—	—	—	—	—
Former Co-Chief Executive	2006	—	—	—	—	—	—	—	—	—
Officer	2005	—	—	—	—	—	—	—	—	—

H. Michael Krimbill	2007	—	—	—	—	—	—	—	—	—
Former President and Chief	2006	—	—	—	—	—	—	—	—	—
Financial Officer	2005	—	—	—	—	—	—	—	—	—

(1)	The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not plan-based awards, and the final decision on such awards is in the sole discretion of Mr. McReynolds.

(2)

For each named executive in the table, the un-vested 2005 awards are scheduled to vest September 1, 2007. The un-vested 2006 awards are scheduled to vest  1/2 on September 1, 2007 and  1 /2 on September 1, 2008. The un-vested 2007 awards are scheduled to vest 1/3 on September 1, 2007; 1/3 on September 1, 2008; and 1/3 on September 1, 2009. The Compensation Committee of our General Partner determined that performance criteria were not fully achieved as of August 31, 2007 and as a result, 75% of the awards eligible to vest September 1, 2007 were forfeited.

(3)	This market value was computed as the number of unvested awards at August 31, 2007 multiplied by our Common Unit closing per unit market price at August 31, 2007. For this disclosure, we have not reduced the market value by the effect of distributions the officers do not receive during the vesting period.

FISCAL YEAR 2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ETE Officer:

Jonn W. McReynolds President and Chief Financial Officer	—	$—	—	$—

ETP Officers:

Kelcy L. Warren Chief Executive Officer	—	—	9,000	523,702

Mackie McCrea President-Midstream	—	—	7,999	465,457

R. C. Mills President-Propane	—	—	6,000	321,043

Brian J. Jennings Chief Financial Officer	—	—	—	—

Jerry J. Langdon Chief Administrative and Compliance Officer	—	—	—	—

Thomas P. Mason General Counsel and Secretary	—	—	—	—

Ray C. Davis Former Co-Chief Executive Officer	—	—	9,000	523,702

H. Michael Krimbill Former President and Chief Financial Officer	—	—	8,499	454,758

(1)	This value represents the amount reported on the officer’s W-2, which value represents approximately 92% of the market value of the ETP units on the date of vesting. The value is discounted from the closing unit market price due to the restrictions placed on the sale of the units for two years.

Director Compensation, including Unit Grants

As indicated below, we do not have our own board of directors. We are managed by our General Partner. The directors identified below represent the non-employee, independent directors of our General Partner. For convenience purposes, we directly pay the compensation to the directors rather than paying an allocation from our General Partner since we represent only business managed by our General Partner. Mr. Davis is presently a non-employee director (resignation effective August 15, 2007) but he received no fees as a director during fiscal year 2007.

The compensation paid to the non-employee, independent directors of our General Partner is reflected in the following table. The table excludes any board member who is either an employee of our General Partner or is not considered to be independent, specifically Messrs. Warren, Davis, Krimbill, Albin, and Hersh.

FISCAL YEAR 2007 NON-EMPLOYEE, INDEPENDENT DIRECTOR COMPENSATION TABLE

Name	Fees Paid in Cash ($)	Unit Awards ($)	All Other Compensation ($)	Total ($)
Directors of ETE and ETP

K. Rick Turner
As ETE Director	$43,650	$6,876	$—	$50,526
As ETP Director	51,050	28,532	—	79,582

Bill W. Byrne
As ETE Director	125,725	6,876	—	132,601
As ETP Director	68,000	19,003	—	87,003

Paul E. Glaske
As ETE Director	125,725	6,876	—	132,601
As ETP Director	66,150	22,207	—	88,357

John D. Harkey, Jr.
As ETE Director	127,600	6,876	—	134,476
As ETP Director	55,300	33,352	—	88,652

Directors of ETP

Ted Collins, Jr.	$40,000	$25,874	$—	$65,874

Michael Grimm	44,800	33,352	—	78,152

John W. McReynolds (1)	—	8,177	—	8,177

(1)	This relates to unit grants to Mr. McReynolds prior to his employment with ETE.

LE GP Director Compensation. On December 19, 2006, the board of directors of LE GP, LLC, the general partner of Energy Transfer Equity, L.P., adopted policies regarding the compensation of its outside directors. Directors who are an employee of LE GP, ETP GP or any of their subsidiaries are not eligible for director compensation.

The compensation arrangements for outside directors include a $30,000 annual retainer for services on the board and an annual retainer ($7,500 or $10,000 in the case of the chairman) and meeting attendance fees ($1,200) for services on the Audit and Conflicts Committee. The total amount of director fees we paid during fiscal year 2007 to the LE GP directors was $422,700, which includes fees paid to the members of the special conflicts committee (Messrs. Byrne, Glaske and Harkey, $88,000 each).

The outside directors of LE GP are also entitled to an annual award under the Energy Transfer Equity, L.P. Long-Term Incentive Plan equal to $15,000 divided by (a) the closing price of the common units of ETE on the New York Stock Exchange on such grant date or (b) the Fair Market Value of a common unit as otherwise determined by the Board of Directors. Each Award shall be subject to a Restricted Period of three (3) years and shall vest and be payable 1/3 per year beginning on the first anniversary date of the Award, provided that all unvested Awards shall fully vest upon the occurrence of a Change of Control. During fiscal year 2007, unit awards of 487 ETE Common Units each were made in December 2006 to Messrs. Turner, Byrne, Glaske and Harkey, totaling 1,948 ETE Common Units. The compensation expense recorded is based on the grant date market value of the ETE Common Units and is recognized over the vesting period. Distributions are paid during the vesting period.

The non-employee directors of ETP GP participate in ETP’s 2004 Unit Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Commencing on September 1, 2004 and each September 1 thereafter that this Plan is in effect, each Director Participant who is in office on such September 1, shall automatically receive an award of Units equal to

$25,000 ($15,000 prior to October 17, 2006) divided by the fair market value of a Common Units on such date (“Annual Director’s Grant”). Each grant of an award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, (i) all awards to a Director Participant shall become fully vested upon a change in control, as defined by the Plan, unless voluntarily waived by such Director Participant, and (ii) all awards which have not yet vested on the date a Director Participant ceases to be a director shall vest on such terms as may be determined by the Compensation Committee.

No distributions are paid on the ETP unit awards prior to vesting. ETP assumed a weighted average risk-free interest rate of 3.80% for the year ended August 31, 2007, in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each Director Grant under the ETP 2004 Unit Plan. For the Director Awards granted during the year ended August 31, 2007, the grant-date average per unit cash distributions were estimated to be $4.95.

On September 1, 2007, Annual Director Grants of 2,880 units were awarded and 5,220 ETP Director Grants vested and ETP Common Units were issued.

On October 17, 2006, the Compensation Committee of ETP GP recommended, following its receipt and review of an independent third-party compensation study, and the Board of Directors approved, an amendment to the 2004 Unit Plan to provide that Annual Director’s Grants shall be equal to $25,000 divided by the fair market value of Common Units on that date. All other Annual Director’s Grants shall be measured at September 1 of each year. On October 17, 2006, 3,240 Annual Director Grants were awarded.

The number of unit awards granted to non-employee, independent directors during fiscal year 2007, units vested and issued during fiscal year 2007 and unvested unit awards held by non-employee directors as of August 31, 2007 is as follows:

FISCAL YEAR 2007 UNVESTED UNIT AWARDS

Name	Unit Awards in Fiscal Year 2007	Units Vested and Issued in Fiscal Year 2007	Number of Unvested Units at August 31, 2007
Directors of ETE and ETP

K. Rick Turner
As ETE Director	487	—	487
As ETP Director	540	1,699	2,380

Bill W. Byrne
As ETE Director	487	—	487
As ETP Director	540	1,366	1,046

Paul E. Glaske
As ETE Director	487	—	487
As ETP Director	540	1,699	1,046

John D. Harkey, Jr.
As ETE Director	487	—	487
As ETP Director	540	666	1,874

Directors of ETP

Ted Collins, Jr.	540	1,699	2,380

Michael Grimm	540	666	1,874

John W. McReynolds (1)	—	1,563	1,566

(1)	This relates to unit grants to Mr. McReynolds prior to his employment with ETE.

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

The following table sets forth in tabular format, a summary of our equity plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	2,998,052

Total	—	$—	2,998,052

The following table sets forth certain information as of October 16, 2007, regarding the beneficial ownership of our securities by certain beneficial owners, all directors and named executive officers of the General Partner of our General Partner, each of the named executive officers and all directors and executive officers of the General Partner of our General Partner as a group, of our Common Units. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class
Common Units	David R. Albin (3)	—	*
	Bill W. Byrne (4)	24,693	*
	Ray C. Davis (5)	154,959	*
	Dan L. Duncan (6)	39,048,090	17.52%
	Paul E. Glaske	22,393	*
	John D. Harkey Jr. (7)	15,893	*
	Kenneth A. Hersh (3)	—	*
	John McReynolds (8)	6,881,903	3.09%
	K. Rick Turner	140,637	*
	Kelcy L. Warren (9)	22,291,698	10.00%
	Natural Gas Partners VI, L.P. (10)(11)	—	*
	ETC Holdings, LP (10)	54,594,862	24.50%
	All Directors and Executive Officers as a group (10 persons)	29,535,176	13.25%

*	Less than one percent (1%)
(1)

The address for Mr. McReynolds and ETC Holdings, LP is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Mr. Warren is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Mr. Davis is 2838

Woodside Street, Dallas, TX 75204. The address for Natural Gas Partners VI, L.P. and Messrs. Albin and Hersh is 125 E. John Carpenter Freeway, Suite 600, Irving, Texas 75062. The address for Messrs. Byrne, Glaske, Harkey and Turner is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Mr. Duncan is 1100 Louisiana Street, Suite 1000, Houston, Texas 77002.

(2)	Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty (60) days.
(3)	Each of Messrs. Albin and Hersh are representatives of or owners in entities owning interests in ETE and may be deemed to beneficially own such limited partnership interests of ETE, although no such deemed ownership is depicted in this table.
(4)	Includes 23,800 Common Units held by Byrne & Associates, LLC, an entity in which Mr. Byrne is a member and sole manager. Mr. Byrne disclaims beneficial ownership of the Common Units owned by Byrne & Associates other than to the extent of his pecuniary interest therein.
(5)	Includes 24,417 Common Units held by Avatar Investments, LP and 50 Common Units held by Avatar Holdings, LLC, a limited partnership and limited liability company, respectively, owned by Mr. Davis. Mr. Davis disclaims beneficial ownership of the Common Units owned by Avatar Investments and Avatar Holdings other than to the extent of his pecuniary interests therein.
(6)	Includes 72,000 Common Units owned by Dan Duncan LLC (“Duncan LLC”) and 38,976,090 Common Units owned directly by Enterprise GP Holdings L.P. (“EPE”). EPE Holdings, LLC (“EPE Holdings”) is the general partner of EPE. Duncan LLC owns 100% of the membership interests of EPE Holdings. Dan L. Duncan is the sole member of Duncan LLC. EPE Holdings, Duncan LLC, and Dan L. Duncan each have an indirect pecuniary interest in the Common Units. As of May 7, 2007, Duncan LLC owned directly Units of EPE, representing approximately 4.2% of the outstanding Units of EPE. Such persons, other than EPE, disclaim beneficial ownership of the Common Units other than the extent of their pecuniary interests therein.
(7)	Includes 15,000 Common Units held by the Katemcy Trust.
(8)	Includes 4,359,553 Common Units held by McReynolds Energy Partners, L.P. and 2,521,570 Common Units held by McReynolds Equity Partners, L.P., which are limited partnerships, the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of the Common Units owned by McReynolds Energy Partners and McReynolds Equity Partners other than to the extent of his pecuniary interests therein.
(9)	Includes 17,264,898 Common Units held by Kelcy Warren Partners, L.P., a limited partnership owned by Mr. Warren. Mr. Warren disclaims beneficial ownership of the Common Units owned by Kelcy Warren Partners other than to the extent of his pecuniary interest therein.
(10)	Messrs. Davis and Warren and the NGP Fund are the sole members of ET GP, LP, which is the sole general partner of ETC Holdings, LP. Therefore, each of Messrs. Davis and Warren and the NGP Fund may be deemed to have beneficial ownership of the Common Units owned by ETC Holdings to the extent of their ownership interests therein.
(11)	G.F.W. Energy VI L.P. and GFW VI, L.L.C. may be deemed to beneficially own the Common Units owned of record by the NGP Fund, by virtue of GFW VI, L.L.C. being the sole general partner of G.F.W. Energy VI L.P. G.F.W. Energy VI, L.P. being the sole general partner of the NGP Fund. Messrs. Hersh and Albin, who constitute a majority of the members of GFW VI, L.L.C., may also be deemed to share power to vote or to direct the vote and to dispose or to direct the disposition of, the Common Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

After the Parent Company’s acquisition of the remaining 50% of the ETP incentive distribution rights on November 1, 2006 as discussed above, the Parent Company owns 100% of the Class A and Class B Limited Partner interests, and 100% of the General Partner interests in Energy Transfer Partners GP, L.P., the General Partner of ETP. The Parent Company’s cash flows currently consist of distributions from ETP related to the following partnership interests, including incentive distribution rights in ETP:

•	our ownership of the 2% General Partner interest in ETP, which we hold through our ownership interests in ETP GP;

•	62.5 million ETP Units, representing approximately 46% of the total outstanding ETP Units, which we hold directly; and

•

100% of the incentive distribution rights in ETP, which we likewise hold through our ownership interests in ETP GP and which entitle us to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases.

ETP is required by its Partnership Agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its General Partner. Based on ETP’s quarterly distribution of $0.825 per unit for the three months ended August 31, 2007 and the number of its Common Units outstanding the Parent Company would be entitled to receive a quarterly cash distribution of $114.5 million (or $457.8 million on an annualized basis), which consists of $3.6 million from our indirect ownership of the 2% General Partner interest in ETP, $59.3 million from our indirect ownership of 100% of the incentive distribution rights in ETP and $51.6 million from the Common Units of ETP that we currently own.

All of the current directors of LE GP, the Parent Company’s general partner, are also directors of the general partner of ETP. In addition, Mr. Warren is also an executive officer of the general partner of ETP.

ET GP LLC, an entity controlled by Messrs. Davis and Warren and the NGP Fund will receive a $0.5 million per year management fee for the management of our operations and activities. Under the terms of a shared services agreement, ETE will also pay ETP an annual administrative fee of $0.5 million for the provision of various general and administrative services for ETE’s benefit.

Our natural gas midstream operations secure compression services from third parties. Energy Transfer Technologies, Ltd. is one of the entities from which compression services are obtained. Energy Transfer Group, LLC is the General Partner of Energy Transfer Technologies, Ltd. These entities are collectively referred to as the “ETG Entities”. The ETG Entities were not acquired by us in conjunction with the January 2004 Energy Transfer Transactions. ETP’s Chief Executive Officer, Kelcy L. Warren has an indirect ownership interest in, and two of ETP’s directors, Ted Collins, Jr. and Ray C. Davis, have an ownership interest in the ETG Entities. In addition, Ted Collins, Jr. and our President and Chief Financial Officer, John W. McReynolds, serve on the Board of Directors of the ETG Entities. The terms of each arrangement to provide compression services are negotiated at an arms-length basis by management and are reviewed and approved by ETP’s Audit Committee. During fiscal year August 31, 2007, payments totaling $2.4 million were made to the ETG Entities for compression services provided to and utilized in our natural gas midstream operations.

Under the terms of a Shared Services Agreement entered into in connection with the Energy Transfer Transactions, the ETG Entities lease office space and obtain related services from ETP. Payments totaling $0.2 million were paid by the ETG Entities during the fiscal year ended August 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended August 31, 2007 and 2006:

	Year Ended August 31,
	2007	2006
Audit fees (1)	$3,561,500	$3,884,139
Audit related fees	—	—
Tax fees (2)	14,250	—
All other fees (3)	60,000	5,000

Total	$3,635,750	$3,889,139

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

(2)	Includes fees related to consultations regarding various publicly traded partnership income tax related practices.
(3)	Includes fees related to responding to requests for copies of work papers and other materials and for the reimbursement of costs for a third-party training session provided to ETP employees.

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

The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two fiscal years; and

•	the rotation of the lead partner.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements—see Index to Financial Statements appearing on page 90.

(2)	Financial Statement Schedules—None.

(3)	Exhibits—see Index to Exhibits set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, LLC, its general partner

Date: October 30, 2007	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds John W. McReynolds	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	October 30, 2007

/s/ Kelcy L. Warren Kelcy L. Warren	Director and Chairman of the Board	October 30, 2007

/s/ David R. Albin David R. Albin	Director	October 30, 2007

/s/ Bill W. Byrne Bill W. Byrne	Director	October 30, 2007

/s/ Ray C. Davis Ray C. Davis	Director	October 30, 2007

/s/ Paul E. Glaske Paul E. Glaske	Director	October 30, 2007

/s/ John D. Harkey John D. Harkey	Director	October 30, 2007

/s/ Kenneth A. Hersh Kenneth A. Hersh	Director	October 30, 2007

/s/ K. Rick Turner K. Rick Turner	Director	October 30, 2007

INDEX TO EXHIBITS

The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/7/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.8	1-11727 (8-K) (2/9/06)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.7.9	1-11727 (8-K) (5/3/06)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.10	1-11727 (8-K) (11/3/06)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) 2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

10.1	1-11727 (Sch. 13D/A) (6/24/05)	99.F	Credit and Guaranty Agreement dated as of June 16, 2005 among Energy Transfer Company, L.P., the guarantors named therein, various lenders, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Citicorp North America, Inc., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, and Goldman Sachs Credit Partners L.P., Citigroup Markets Inc. and Lehman Brothers Inc., as lead arrangers and lead bookrunners.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.3	333-04018	10.3	Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (10-Q) (5/31/07)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) ((8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.6	1-11727 (8-K) (8/23/00)	10.17	Contribution Agreement dated June 15, 2000, among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.6.1	1-11727 (8-K) (8/23/00)	10.17.1	Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement.

10.7	1-11727 (8-K) (8/23/00)	10.18	Subscription Agreement dated June 15, 2000, between Heritage Propane Partners, L.P. and individual investors.

10.7.1	1-11727 (8-K) (8/23/00)	10.18.1	Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement.

10.7.2	1-11727 (10-K) (8/31/01)	10.18.2	Amendment Agreement dated January 5, 2001 to the June 15, 2000 Subscription Agreement.

10.7.3	1-11727 (10-Q) (11/30/01)	10.18.3	Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.9	1-11727 (10-Q) (2/28/02)	10.26	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P.

10.10	1-11727 (10-Q) (2/28/02)	10.27	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P.

10.11	1-11727 (8-K) (1/6/03)	10.28	Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002, among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.12	1-11727 (10-K) (8/31/03)	10.30	Acquisition Agreement dated November 6, 2003, among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C. and LaGrange Energy, L.P.

10.13	1-11727 (10-K) (8/31/03)	10.31	Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.13.1	1-11727 (10-Q) (11/30/03)	10.31.1	Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.14	1-11727 (10-K) (8/31/03)	10.32	Stock Purchase Agreement dated November 6, 2003, among the owners of Heritage Holdings, Inc. and Heritage Propane Partners, L.P.

10.15	1-11727 (8-K) (6/14/04)	10.35	Purchase and Sale Agreement dated April 25, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.15.1	1-11727 (8-K) (6/14/04)	10.35.1	First Amendment to Purchase and Sale Agreement and Closing Agreement dated June 1, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.16	1-11727 (10-Q) (5/31/04)	10.36	Third Amended and Restated Credit Agreement dated March 31, 2004, among Heritage Operating L.P. and the Banks.

10.17	1-11727 (8-K) (1/19/05)	10.1	Credit Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.17.1	1-11727 (10-Q) (2/28/05)	10.40.1	First Amendment to Credit Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.18	1-11727 (8-K) (1/19/05)	10.2	Guaranty dated January 18, 2005, by the Subsidiary Guarantors in favor of Wachovia Bank, National Association, as the administrative agent for the lenders.

10.18.1	1-11727 (10-Q) (2/28/05)	10.41.1	Guaranty Supplement dated February 24, 2005.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21	1-11727 (8-K/A) (3/17/05)	10.3	Loan Agreement dated as of January 26, 2005, between LaGrange Acquisition, L.P., as Borrower, and LaGrange Energy, L.P., as Lender.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

10.27.1	1-11727 (8-K) (12/16/05)	10.1	Credit Agreement dated December 12, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse, Deutsche Bank AG and UBS Loan Finance LLC, as senior managing agents, Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents, and other lenders party thereto.

10.28	1-11727 (8-K) (12/16/05)	10.2	Guaranty, effective as of December 13, 2005, by the subsidiary guarantors thereto in favor of Wachovia Bank, National Association, as administrative agent for the Lenders.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.30	333-128097	10.30	Shared Services Agreement dated as of August 26, 2005, among Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.31	1-11727 (10Q) (5/31/06)	10.48	Credit Agreement dated as of May 31, 2006, among Energy Transfer Partners, L.P., as the Borrower, Credit Suisse, Cayman Islands Branch as administrative agent, and the other lenders party hereto, Credit Suisse Securities (USA) LLC and Banc of America Securities, LLC, as joint lead arrangers and co-documentation and syndication agents.

10.32	1-11727 (10Q) (5/31/06)	10.49	Amended and Restated Credit Agreement dated as of June 29, 2006, among Energy Transfer Partners, L.P., as the Borrower, Wachovia Bank, National Association as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, BNP Paribas and The Royal Bank of Scotland, plc, as co-documentation agents, Deutsche Bank Securities, Inc., Credit Suisse, Cayman Islands Branch, UBS Securities, LLC, JPMorgan Chase Bank, N.A. and Suntrust Bank as senior managing agents and the other lenders party hereto Wachovia Capital Markets, LLC as sole lead arranger and sole book manager.

10.33	1-11727 (10Q) (5/31/06)	10.50	Guarantee for the Amended and Restated Credit Agreement dated as of June 29, 2006.

10.34	1-32740 (10-K) (8/31/06)	10.34	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2006, among Energy Transfer Equity, L.P., as the borrower, Wachovia Bank, National Association as administrative agent, UBS Loan Finance LLC, as syndication agent, BNP Paribas, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and UBS Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)		Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.44**	1-32740 (8-K)(12/26/06)		LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)		Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)		Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)		Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)		Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)		Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

21.1	1-32740 (10-Q 2/28/07)		List of Subsidiaries.

23.1			Consent of Grant Thornton LLP.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1			Financial Statements of LE GP, LLC as of August 31, 2007

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.