Form 10-Q
period 2007-11-30
Energy Transfer Equity, L.P.
filed 2008-01-09
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-32740

ENERGY TRANSFER EQUITY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(state or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

3738 Oak Lawn Avenue

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At January 9, 2008, the registrant had units outstanding as follows:

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A, Risk Factors” in this Quarterly Report on Form 10-Q as well as the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission on October 30, 2007.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	November 30, 2007	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,527	$77,350
Marketable securities	2,826	3,099
Accounts receivable, net of allowance for doubtful accounts	651,769	637,676
Accounts receivable from related companies	13,646	5,979
Inventories	367,297	192,276
Deposits paid to vendors	69,813	45,490
Prepaid expenses and other current assets	102,145	88,708

Total current assets	1,261,023	1,050,578

PROPERTY, PLANT AND EQUIPMENT, net	6,737,060	5,971,127
ADVANCES TO AND INVESTMENT IN AFFILIATES	72,829	56,564
GOODWILL	757,082	748,018
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	363,941	356,802

Total assets	$9,191,935	$8,183,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	November 30, 2007	August 31, 2007
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$310,000	$—
Accounts payable	557,232	487,834
Accounts payable to related companies	36,312	19,136
Exchanges payable	48,711	34,252
Customer advances and deposits	96,663	81,919
Accrued and other current liabilities	348,895	262,611
Current maturities of long-term debt	47,067	47,063

Total current liabilities	1,444,880	932,815

LONG-TERM DEBT, less current maturities	5,687,969	5,198,676
DEFERRED INCOME TAXES	198,748	198,947
OTHER NON-CURRENT LIABILITIES	13,305	13,666
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	47,105	3,685
MINORITY INTERESTS	1,896,741	1,882,432

COMMITMENTS AND CONTINGENCIES

Total liabilities	9,288,748	8,230,221

PARTNERS’ CAPITAL (DEFICIT):
General Partner	(87)	24
Limited Partners - Common Unitholders (222,829,956 and 222,828,332 units authorized, issued and outstanding at November 30, 2007 and August 31, 2007, respectively)	(94,499)	(58,918)

	(94,586)	(58,894)

Accumulated other comprehensive income (loss), per accompanying statements	(2,227)	11,762

Total partners’ deficit	(96,813)	(47,132)

Total liabilities and partners’ capital (deficit)	$9,191,935	$8,183,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Three Months Ended November 30,
	2007	2006
REVENUES:
Natural gas operations	$1,304,965	$1,062,444
Retail propane	288,966	266,090
Other	34,141	59,911

Total revenues	1,628,072	1,388,445

COSTS AND EXPENSES:
Cost of products sold, natural gas operations	944,739	883,983
Cost of products sold, retail propane	192,065	167,619
Cost of products sold, other	11,035	35,741
Operating expenses	161,955	132,381
Depreciation and amortization	55,783	36,864
Selling, general and administrative	45,170	28,769

Total costs and expenses	1,410,747	1,285,357

OPERATING INCOME	217,325	103,088

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(77,857)	(68,547)
Equity in earnings (losses) of affiliates	(241)	4,887
Gain on disposal of assets	13,124	1,944
Other income (expense), net	(37,019)	1,517

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	115,332	42,889
Income tax expense	4,925	2,873

INCOME BEFORE MINORITY INTERESTS	110,407	40,016
Minority interests	(58,943)	(8,975)

NET INCOME	51,464	31,041

GENERAL PARTNER’S INTEREST IN NET INCOME	159	145

LIMITED PARTNERS’ INTEREST IN NET INCOME	$51,305	$30,896

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.23	$0.20

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,902	154,636,195

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.23	$0.20

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,902	154,636,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Three Months Ended November 30,
	2007	2006
Net income	$51,464	$31,041

Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains and losses on derivative instruments accounted for as cash flow hedges included in net income	(399)	(451)
Change in value of derivative instruments accounted for as cash flow hedges	(664)	53,206
Change in value of available-for-sale securities	(271)	(219)
Minority interests	(12,655)	(31,615)

Comprehensive income	$37,475	$51,962

Reconciliation of Accumulated Other Comprehensive Income (Loss), net of tax

Balance, beginning of period	$11,762	$2,276

Current period reclassification to earnings	(399)	(451)
Current period change in value	(935)	52,987
Minority interests	(12,655)	(31,615)

Balance, end of period	$(2,227)	$23,197

Components of Accumulated Other Comprehensive Income (Loss), net of tax

Commodity related hedges	$45,045	$63,798
Interest rate hedges	(22,859)	(4,277)
Available-for-sale securities	310	82
Minority interests	(24,723)	(36,406)

Balance, end of period	$(2,227)	$23,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

(Dollars in thousands)

(unaudited)

	General Partner	Common Unitholders
Balance, August 31, 2007	$24	$(58,918)
Distribution to partners	(270)	(86,904)
Unit-based compensation	—	18
Net income	159	51,305

Balance, November 30, 2007	$(87)	$(94,499)

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended November 30,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$97,262	$85,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(336,731)	(32,839)
Capital expenditures	(501,329)	(237,113)
Advances to and investment in affiliates	(15,404)	(952,825)
Proceeds from the sale of assets	18,255	7,519

Net cash used in investing activities	(835,209)	(1,215,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,292,528	2,830,777
Principal payments on debt	(491,019)	(1,631,727)
Net proceeds from issuance of Common Units	—	213,500
Distributions to Partners	(87,174)	(39,866)
Debt issuance costs	(211)	(20,892)

Net cash provided by financing activities	714,124	1,351,792

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,823)	222,470
CASH AND CASH EQUIVALENTS, beginning of period	77,350	26,204

CASH AND CASH EQUIVALENTS, end of period	$53,527	$248,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

The accompanying condensed consolidated balance sheet as of August 31, 2007, which has been derived from audited financial statements and the unaudited interim financial statements and notes thereto of Energy Transfer Equity, L.P. and subsidiaries (“the Partnership”, “ETE” or the “Parent Company”) presented herein for the three months ended November 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations and maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

The unaudited condensed consolidated financial statements of the Partnership presented herein for the three months ended November 30, 2007 include the results of operations of ETE, ETE’s controlled subsidiary: Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P., the General Partner of ETP (“ETP GP”), and Energy Transfer Partners, L.L.C., the General Partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating, L.P. (“HOLP”), Titan Energy Partners, L.P. (“Titan”), Heritage Holdings, Inc. (“HHI”) Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”) for the entire period. The results of operations for the three months ended November 30, 2006 include ETP’s purchase of 50% of CCE Holdings LLC (“CCEH”) since November 1, 2006 and do not include ETP’s purchase of Transwestern which was made on December 1, 2006.

LE GP, LLC (“LE GP”), the general partner of ETE, is a Delaware limited liability company which is ultimately owned by the Chief Executive Officer of ETP, Ray Davis, a former director of ETE, Natural Gas Partners VI, L.P., a venture capital investor, and Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”).

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership and subsidiaries as of November 30, 2007, and the results of their operations and their cash flows for the three month periods ended November 30, 2007 and 2006. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ETE and subsidiaries for the fiscal year ended August 31, 2007 presented in the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, as filed with the Securities and Exchange Commission on October 30, 2007.

Certain prior period amounts have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no impact on net income or total partners’ capital.

On November 7, 2007, the Board of Directors of the General Partner of the Partnership approved an amendment to the Third Amended and Restated Agreement of Limited Partnership of the Partnership, and this amendment became effective on November 9, 2007. This amendment changes the fiscal year of the Partnership to the calendar year. Thus, our next full fiscal year will begin on January 1, 2008.

Business Operations

Currently, the Parent Company’s business operations are conducted only though ETP’s subsidiary operating partnerships (collectively referred to as the “Operating Partnerships”). The Parent Company’s principal sources of cash flow are its direct and indirect investments in the limited and General Partner interests in ETP.

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

In order to simplify the obligations of the Partnership under the laws of several jurisdictions in which we conduct business, our activities consist of four reportable segments, which are conducted through ETP’s Operating Partnerships.

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

ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and natural gas liquids (“NGLs”) in the states of Texas, Louisiana, New Mexico, Utah and Colorado.

Our interstate transportation operations principally focus on natural gas transportation of Transwestern.

Our retail propane segment sells propane and propane-related products and services to residential, commercial, industrial and agricultural customers.

2.	SIGNIFICANT ACQUISITIONS:

Fiscal year 2008

On October 5, 2007, ETP acquired the Canyon Gathering System midstream business of Canyon Gas Resources, LLC from Cantera Resources Holdings, LLC (the “Canyon acquisition”) for $305,152 in cash, subject to working capital adjustments as defined in the purchase and sale agreement. The Canyon Gathering System has over 400,000 dedicated acres under long-term contracts. The Canyon assets include a gathering system in the Piceance-Uinta Basin which consists of over 1,800 miles of 2-inch to 16-inch pipe with a projected capacity of over 300,000 MMbtu/d, as well as six conditioning plants for NGL extraction and gas treatment with a processing capacity of 90 MMcf/d. Some of the largest U.S. producers are active in the area and are major customers of the system. The results of the Canyon Gathering System are included in our midstream segment since the acquisition date. The cash paid for this acquisition was financed with borrowings under a new $310,000 ETP term loan facility, as discussed further in Note 12.

The Canyon acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, and the purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. We expect to finalize the purchase price allocation in the third calendar quarter of 2008.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their estimated fair values:

Canyon Acquisition
Accounts receivable	$4,303
Inventory	183
Prepaid and other current assets	1,612
Property, plant, and equipment	284,910
Contract rights and customer lists (6 to 15 year life)	6,351
Goodwill	10,959

Total assets acquired	308,318

Accounts payable	(2,299)
Customer advances and deposits	(867)

Total liabilities assumed	(3,166)

Net assets acquired	$305,152

We completed the final purchase price allocation of the Transwestern acquisition during the three months ended November 30, 2007. The adjustments to the purchase price allocation were not material.

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

Also on November 1, 2006, the Parent Company acquired additional limited partner interests in ETP (Class G Units, which subsequently converted to Common Units on May 1, 2007, which increased the Parent Company’s aggregate ownership in ETP’s limited partner interests to approximately 46%.

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

The Transwestern acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141 and the purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The acquisition of the 50% member interest in CCEH was accounted for under the equity method of accounting in accordance with APB Opinion No. 18, through November 30, 2006. Pro forma effects of the Transwestern acquisition are discussed below.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the three months ended November 30, 2006 are presented as if the Transwestern acquisition had been made on September 1, 2006. The operations of Transwestern have been included in our statements of operations since acquisition.

Three Months Ended November 30, 2006
Revenues	$1,447,337
Net income	$34,114
Limited Partners’ interest in net income	$33,955
Basic earnings per Limited Partner Unit	$0.16
Diluted earnings per Limited Partner Unit	$0.16

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer lists, interest expense on acquisition debt, and certain other adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the Transwestern acquisition been made at the beginning of the period presented or the future results of the combined operation.

3.	ESTIMATES AND NEW ACCOUNTING STANDARDS:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three months ended November 30, 2007 and 2006 represent the actual results in all material respects.

Some of the other more significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, estimates related to our unit-based compensation plans, deferred taxes, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on September 1, 2007, which adoption did not have a significant impact on our consolidated financial statements.

FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2, issued in December 2006, provides guidance related to the accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (“SFAS 5”). FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS 5. We adopted this Staff Position on September 1, 2007 and the impact was not significant (see Note 13).

FASB Statement No. 157, Fair Value Measurement, (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). Issued in September 2006, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and disclosure provisions of SFAS 158 on December 1, 2006 in connection with our acquisition of Transwestern, the effect of which was not material. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. Management does not believe the adoption of the measurement provisions of this statement will have a material impact on our financial statements. We plan to adopt the measurement provisions of this statement when required during our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (discussed above). We are currently evaluating this statement and have not yet determined the impact of such on our consolidated financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). On December 4, 2007, the FASB issued SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

Non-controlling interests (currently referred to as “minority interests”) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, with the change in our year end (see Note 1), we are required to record and disclose business combinations following existing GAAP until January 1, 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No, 51 (“SFAS 160”). On December 4, 2007, the FASB issued SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

4.	EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

We record our share of net income or loss of equity investees in Equity in Earnings of Affiliates in our condensed consolidated statement of operations. For the quarter ended November 30, 2006, such equity earnings consisted primarily of our share of earnings of CCEH. Our equity earnings in CCEH since our acquisition on November 1, 2006 was as follows:

For the One Month Ended November 30, 2006
Revenues	$19,361

Operating income	$10,018

Equity earnings	$5,202

Net Income	$10,949

Our 50% share of net income	$5,474
Less - amortization of our investment in excess of net assets allocated to property and equipment for November 30, 2006	(363)

Reported equity earnings	$5,111

We transferred our investment in CCEH in the acquisition of Transwestern on December 1, 2006.

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

Net cash flows provided by operating activities is comprised as follows:

	Three Months Ended November 30,
	2007	2006
Net Income	$51,464	$31,041

Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,783	36,864
Amortization of finance costs charged to interest	1,832	1,217
Provision for loss on accounts receivable	421	390
Non-cash compensation on unit grants	5,269	3,164
Non-cash executive compensation	150	—
Undistributed earnings of affiliates, net	276	(4,887)
Deferred income taxes	(1,239)	(619)
Gain on disposal of assets	(13,124)	(1,944)
Minority interests and other non cash	56,875	8,865
Distributions from subsidiary to minority unitholders	(61,546)	(75,868)

Changes in operating assets and liabilities:
Accounts receivable	1,006	75,630
Accounts receivable from related companies	(7,667)	(573)
Inventories	(173,881)	(112,465)
Deposits paid to vendors	(24,298)	8,579
Exchanges receivable	(3,520)	(4,824)
Prepaid expenses and other	(7,049)	1,997
Intangibles and other long-term assets	2,209	733
Regulatory assets	(1,207)	—
Accounts payable	74,227	(14,706)
Accounts payable to related companies	17,176	1,076
Customer advances and deposits	14,676	(7,092)
Exchanges payable	14,445	7,858
Accrued and other current liabilities	32,944	35,883
Other long-term liabilities	(363)	2,713
Income taxes payable	4,920	1,190
Price risk management liabilities, net	57,483	91,714

Net cash provided by operating activities	$97,262	$85,936

Non-cash financing and supplemental cash flow information is as follows:

	Three Months Ended November 30,
	2007	2006
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$3,591	$—

Subsidiary issuance of Common Units in connection with certain acquisitions	$1,400	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of $9,008 and $4,802 capitalized for November 30, 2007 and 2006, respectively	$70,768	$33,805

Cash paid during the period for income taxes	$695	$3,038

6.	ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following:

	November 30, 2007	August 31, 2007
Accounts receivable - midstream and intrastate transportation and storage	$484,087	$529,655
Accounts receivable - interstate transportation	30,073	20,193
Accounts receivable - propane	143,279	93,429
Less - allowance for doubtful accounts	(5,670)	(5,601)

Total, net	$651,769	$637,676

The activity in the allowance for doubtful accounts for the propane operations consisted of the following:

Three Months Ended November 30, 2007
Balance, beginning of period	$5,601
Provision for loss on accounts receivable	421
Accounts receivable written off, net of recoveries	(352)

Balance, end of period	$5,670

7.	INVENTORIES:

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

Inventories consisted of the following:

	November 30, 2007	August 31, 2007
Natural gas, propane and other NGLs	$348,009	$174,164
Appliances, parts and fittings and other	19,288	18,112

Total inventories	$367,297	$192,276

8.	GOODWILL:

Goodwill is associated with acquisitions made for our midstream, intrastate transportation and storage, interstate transportation and retail propane segments. Goodwill is tested for impairment annually at August 31, in accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The changes in the carrying amount of goodwill for the three month period ended November 30, 2007 were as follows:

	Midstream	Intrastate Transportation and Storage	Interstate Transportation	Retail Propane	Other	Total
Balance, August 31, 2007	13,409	10,327	107,550	587,143	29,589	748,018
Purchase accounting adjustments	—	—	(8,937)	143	—	(8,794)
Goodwill acquired	10,959	—	—	7,173	—	18,132
Sale of operations	—	—	—	(274)	—	(274)

Balance, November 30, 2007	$24,368	$10,327	$98,613	$594,185	$29,589	$757,082

The purchase price allocations for the Canyon and other fiscal 2008 acquisitions (see Note 2) are preliminary based on estimated fair values. There is no guarantee that the preliminary allocations will not change.

9.	ACCRUED AND OTHER CURRENT LIABILITIES:

Accrued and other current liabilities consist of the following:

	November 30, 2007	August 31, 2007
Accrued wages and benefits	$40,149	$53,504
Capital expenditures	84,128	43,498
Operating expenses	13,792	12,439
Litigation, environmental and other contingencies	36,103	35,707
Interest	56,012	37,275
Income taxes payable	11,407	6,486
Taxes other than income taxes	50,339	42,957
Price risk management liabilities	18,656	2,707
Other	38,309	28,038

Total accrued and other current liabilities	$348,895	$262,611

10.	INCOME TAXES:

Energy Transfer Equity, L.P. is a limited partnership. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Partnership Agreement.

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the three month periods ended November 30, 2007 and 2006, our non-qualifying income did not, or was not expected to, exceed the statutory limit.

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

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the three months ended November 30, 2007, we recognized current state income tax expense related to the Texas margin tax of $2,313. There was no comparable state tax expense for the three months ended November 30, 2006.

The components of our federal and state income tax provision are summarized as follows:

	Three Months Ended November 30,
	2007	2006
Current provision:
Federal	$2,106	$3,151
State	3,248	340

Total	5,354	3,491

Deferred provision (benefit):
Federal	(1,108)	(654)
State	679	36

Total	(429)	(618)

Total tax provision	$4,925	$2,873

Effective tax rate	4.30%	6.70%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended November 30,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	3.10%	3.50%
Earnings not subject to tax at the Partnership level	(33.80)%	(31.80)%

Effective tax rate	4.30%	6.70%

11.	INCOME PER LIMITED PARTNER UNIT:

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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended November 30,
	2007	2006
Basic Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$51,305	$30,896

Weighted average limited partner units	222,829,902	154,636,195

Basic net income per limited partner unit	$0.23	$0.20

Diluted Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$51,305	$30,896
Dilutive effect of subsidiary Unit Grants	(91)	(16)

Diluted net income available to limited partners	$51,214	$30,880

Weighted average limited partner units	222,829,902	154,636,195

Diluted net income per limited partner unit	$0.23	$0.20

12.	MINORITY INTERESTS:

The following table summarizes the changes in minority interest liability during the three months ended November 30, 2007:

Balance, beginning of the period	$1,882,432
Minority interest in net income of subsidiaries	58,943
Distributions and other	(63,784)
Compensation under employee unit awards by subsidiary	5,251
Non-cash executive compensation	875
ETP Units tendered by employees to pay taxes	(160)
Change in accumulated other comprehensive income allocable to minority interests	12,655
Subsidiary units issued in connection with certain acquisitions	1,400
Impact of remedial tax allocation	(871)

Balance, end of the period	$1,896,741

13.	DEBT OBLIGATIONS:

Parent Company Credit Facilities

The Parent Company has a $1,450,000 Term Loan Facility with a Term Loan Maturity Date of November 1, 2012 (the “Parent Company Credit Agreement”). The Parent Company Credit Agreement also includes a $500,000 Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $10,000 and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of November 30, 2007 was $1,571,500 with no amounts outstanding under the Swingline loan option. The total amount available under the Parent Company’s debt facilities as of November 30, 2007 was $378,500. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100,000.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the

Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 6.7545% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1,450,000 Senior Secured Term Loan Facility.

ETP Term Loan Facility

On October 5, 2007, ETP entered into a credit agreement providing for the ETP Term Loan Facility, a $310,000, 364-day term loan credit facility. Borrowings under the ETP Term Loan Facility were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The ETP Term Loan Facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the ETP Term Loan Facility is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the ETP Term Loan Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The ETP Term Loan Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance and contains covenants that are similar to the covenants related to the ETP Credit Facility. The ETP Term Loan Facility was paid in full on December 18, 2007 from proceeds received from an equity offering (see Note 13) and from funds under the ETP Credit Facility.

ETP Credit Facility

ETP has available a $2,000,000 revolving credit facility (the “ETP Credit Facility”) that is expandable to $3,000,000 at their option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless they elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2,000,000 unless expanded to $3,000,000) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of November 30, 2007, there was a balance of $1,457,907 in revolving credit loans (including $279,907 in Swingline loans) and $61,286 in letters of credit. The weighted average interest rate on the total amount outstanding at November 30, 2007, was 5.705%. The total amount available under the new credit facility, as of November 30, 2007, which is reduced by any amounts outstanding under the swingline loan and letters of credit, was $480,807. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our other current and future unsecured debt.

HOLP Credit Facility

A $75,000 Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150,000. The HOLP Facility has a swingline loan option with a maximum borrowing of $10,000 at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of November 30, 2007, there was $3,179 outstanding on the revolving credit loans. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding letters of credit of $1,002 at November 30, 2007. The sum of the loans made under the HOLP Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the $75,000 maximum amount of the HOLP Facility. The amount available at November 30, 2007 was $70,819.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of November 30, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Covenant Compliance

We were in compliance with all of the covenants of our debt agreements as of November 30, 2007.

14.	PARTNERS’ CAPITAL AND UNIT BASED COMPENSATION PLANS:

Under the terms of ETE’s partnership agreement, the limited partners’ potential liability is limited to their investment in the Partnership. The general partner of ETE manages and controls the business and affairs of the Partnership. The limited partners of ETE are not involved in the management and control of ETE.

On November 7, 2007, the Board of Directors of our General Partner approved an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership, and this amendment became effective on November 9, 2007. This amendment changes the fiscal year of the Partnership from a year ending on August 31 to a year ending on December 31. In order to transition to the new fiscal year, the amendment also provides that, in lieu of making a cash distribution to the Partnership’s unitholders and the General Partner with respect to the three-month period ended November 30, 2007, the Partnership will make a cash distribution for the four-month period ending December 31, 2007, which distribution will be made within 50 days following the end of such four-month period. Finally, the amendment provides that, following this one-time four-month distribution period, the Partnership will make cash distributions with respect to each calendar quarter within 50 days following the end of each calendar quarter.

In connection with the March 2007 private placement of 5,006,261 units, the Parent Company executed a registration rights agreement under which it agreed to file a shelf registration statement under the Securities Act within 120 days of closing of the private placement (the “closing”). If the shelf registration statement is not declared effective within 180 days after closing or after becoming effective, or ceases to be effective during the Effectiveness Period (defined as the period during which there are registerable units outstanding) for any period of time in excess of 30 days, each purchaser of the units will be entitled to the payment of liquidated damages. The payment will be equal to 1.0% of the unit purchase price per 30-day period following the 180 day effectiveness period. In certain circumstances, the payment may be made using additional ETE common units. For the three months ended November 30, 2007, an expense of $7,800 has been recorded in other income (expense), net in our consolidated statements of operations for liquidated damages under this registration rights agreement and the registration rights agreement entered into in connection with the November 2006 private placement because the shelf registration was not declared effective within the required timeframe. The liquidated damages were paid to entitled purchasers in December 2007. The S-3 registration statement became effective in October 2007.

Limited Partner Units

Limited partner interests in the Partnership are represented by Common Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement, as amended. As of November 30, 2007, we had limited partner interests represented by 222,829,956 Common Units issued and outstanding that are entitled to receive distributions in accordance with their terms, an aggregated 99.69% Limited Partner interest.

Common Units

The change in Common Units during the three month period ended November 30, 2007 is as follows:

Balance, beginning of period	222,828,332
Issuance of restricted Common Units	1,624

Balance, end of period	222,829,956

Issuances of Subsidiary Units

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and the underlying book value arising from issuance of units by ETP (excluding unit issuances to the Parent Company) as capital transactions rather than electing the income recognition method as permitted by SEC Staff Accounting Bulletin No. 51. If ETP issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP Units during the three month periods ended November 30, 2007 and 2006.

Contributions to Subsidiary

The Parent Company indirectly owns the entire 2% general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions in order to maintain its 2% general partner interest in ETP. These contributions are generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. ETP GP was required to contribute $29 and $24,489 for the three months ended November 30, 2007 and 2006, respectively. ETE advanced the funds to pay the $24,489 contribution for the three months ended November 30, 2006 and at November 30, 2007 there was $10,785 remaining as a receivable from affiliates in the Parent Company stand alone balance sheet.

Parent Company Quarterly Distributions of Available Cash

Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly. We currently have no independent operations outside of our interests in ETP.

On October 19, 2007 the Parent Company paid a cash distribution for the fourth quarter ended August 31, 2007 of $0.39 per Common Unit, or $1.56 annually, an increase of $0.07 per Common Unit on an annualized basis to Unitholders of record at the close of business on October 5, 2007.

With the previously announced change in year-end reporting to December 31, ETE will have a financial reporting period consisting of the four months ending December 2007. In order to transition to cash distribution payments that coincide with calendar quarters, ETE’s next distribution payment will cover the four-month transition period rather than a normal three-month period.

ETP’s Quarterly Distributions of Available Cash

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

The Parent Company’s only cash-generating assets currently consist of distributions from ETP related to limited and general partnership interests, including incentive distribution rights in ETP.

On October 15, 2007, ETP paid a cash distribution for the fourth fiscal quarter ended August 31, 2007 of $0.825 per Common Unit, or $3.30 annually, an increase of $0.075 increase per Common Unit on an annualized basis to Unitholders of record at the close of business on October 5, 2007. The Parent Company also received distributions relating to its ownership of general partner interest in ETP and incentive distributions to the extent the quarterly distribution exceeded $0.275 per unit.

The total amount of distributions the Parent Company received from ETP relating to its ownership of limited partner interests, general partner interests and incentive distribution rights of ETP during the three-month period ended November 30, 2007 is as follows:

Limited Partners Interest	$51,563
General Partner Interest	3,553
Incentive Distribution Rights	59,315
Less holdbacks	—

Total distributions received from ETP	$114,431

ETP changed its year end from August 31 to December 31 and, in connection with this change, amended its partnership agreement to provide that, in lieu of making a cash distribution for the three month period ended November 30, 2007, ETP will make a cash distribution for the four-month period ended December 31, 2007.

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

We recognized compensation expense of $5,269 and $3,164 for the three months ended November 30, 2007 and 2006, respectively, for ETP’s and the Parent Company’s unit based compensation plans.

ETE Long-Term Incentive Plan

The ETE Long-Term Incentive Plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units. In addition, the Board of Directors or the Compensation Committee of the board of directors of the Partnership’s general partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE.

Each ETE Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is then in office and, automatically on each September 1st thereafter, will receive an award of Units equal to $15 divided by the fair market value of ETE Common Units on such date (“Annual Director’s Grant”). Each award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan. On December 22, 2006 a total of 1,948 restricted units were granted to ETE Directors and on September 4, 2007 a total of 1,624 restricted units were granted to ETE Directors, which are the only units outstanding under the ETE Long-Term Incentive Plan as of November 30, 2007.

ETP Unit-Based Compensation Plans

2004 Unit Plan

ETP’s Amended and Restated 2004 Unit Award Plan (the “2004 Unit Plan”) provides for awards of up to 1,800,000 ETP Common Units and other rights to its employees, officers, and directors. Any awards that are forfeited or which expire for any reason or any units which are not used in the settlement of an award will be available for grant under the 2004 Unit Plan. Units to be delivered upon the vesting of awards granted under the 2004 Unit Plan may be (i) units acquired by ETP in the open market, (ii) units already owned by ETP or ETP’s General Partner, or (iii) units acquired by ETP or its General Partner directly from ETP, or any other person. ETP may issue units under the 2004 Unit Plan without registration under the federal securities law, in which case holders of these units would be subject to restrictions on their ability to sell these units, or may issue units pursuant to an S-8 registration statement filed in September 2007, in which case the holders of these units would not be subject to these restrictions. As of November 30, 2007, 992,001 ETP Common Units were available for future grants under the 2004 Unit Plan.

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

Employee Grants. ETP’s Compensation Committee, at its discretion, may from time to time grant awards to any employee, upon such terms and conditions as it may determine appropriate and in accordance with specific general guidelines as defined by the ETP 2004 Unit Plan. All outstanding awards shall fully vest into units upon any Change in Control, as defined by the 2004 Unit Plan, or upon such terms as the ETP Compensation Committee may require at the time the award is granted.

Through November 30, 2007, substantially all of the awards granted to employees under the 2004 Unit Plan required the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award has been structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three year period. The performance criteria are generally based upon the total return (unit price appreciation plus cash distributions) to the ETP Unitholders as compared to a group of publicly traded partnership peer companies. Compensation expense is recorded based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded. ETP also granted a limited number of unit awards to employees that vest 20% per year over a five year period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives. The issuance of ETP Common Units pursuant to the 2004 Unit Plan is intended to serve as a means of incentive compensation, therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.

ETP assumed a weighted average risk-free interest rate of 4.43% for the three months ended November 30, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each employee grant. For the employee awards outstanding as of the period ended November 30, 2007, the grant-date average per unit cash distributions were estimated to be $5.64. Upon vesting, ETP Common Units are issued.

The following table shows the activity of the employee grants during the three months ended November 30, 2007:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2007	557,437	$39.08

Awards granted	158,080	45.82
Awards vested	(56,482)	35.14
Awards forfeited	(177,756)	35.29

Unvested awards as of Novermber 30, 2007	481,279	$43.16

The total expected compensation expense to be recognized related to the unvested employee awards as of November 30, 2007 is $1,066 for the remainder of the four month “transition period” ending December 31, 2007, $9,793 for the year ending December 31, 2008, $1,544 for the year ending December 31, 2009, $297 for the year ending December 31, 2010, $154 for the year ending December 31, 2011, and $51 for the year ending December 31, 2012.

On October 2, 2007 the Compensation Committee of ETP’s General Partner determined that based on ETP’s performance for the year ended August 31, 2007, of the 225,887 employee awards scheduled to vest on September 1, 2007, 25%, or 56,482 employee awards vested and 75%, or 169,405 awards were forfeited. The Compensation Committee of ETP’s General Partner also approved a special one-time grant of 158,080 employee awards to vest on October 2, 2008, which are not subject to performance objectives but are subject only to continued employment with us through the first anniversary of the grant date of October 2, 2007.

On December 5, 2007, the Compensation Committee of ETP’s General Partner approved the grant of unit awards to employees relating to an aggregate of 558,750 common units, with each unit award subject to vesting over a five-year period based on continued employment, with 20% vesting on each anniversary of the date of the award.

Director Grants. Each ETP Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Commencing on September 1, 2004 and each September 1 thereafter that this Plan is in effect, each Director Participant who is in office on September 1st shall automatically receive an award of ETP Common Units equal to $25 divided by the fair market value of an ETP Common Unit on such date rounded to the nearest increment of ten Units (“Annual Director’s Grant”). Each grant of an award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, (i) all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan, unless voluntarily waived by such Director Participant, and (ii) all awards which have not yet vested on the date a Director Participant ceases to be a director shall vest on such terms as may be determined by the ETP Compensation Committee.

We assumed a weighted average risk-free interest rate of 4.13% for the three months ended November 30, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each Director Grant. For the unvested Director Awards as of November 30, 2007, the grant-date average per unit cash distributions were estimated to be $5.74.

The following table shows the activity of the Director awards granted during the three months ended November 30, 2007:

	Number of Units	Weighted Average Fair Value Per Unit

Unvested awards as of August 31, 2006	12,166	$27.63

Annual Director Grants	2,880	45.87
Awards vested	(5,220)	24.57

Unvested awards as of August 31, 2007	9,826	$34.60

The total expected compensation expense to be recognized related to the unvested Director Awards as of November 30, 2007 is $12 for the remainder of the four month “transition period” ending December 31, 2007, $110 for the year ending December 31, 2008, $38 for the year ending December 31, 2009, and $9 for the year ending December 31, 2010.

Long-Term Incentive Grants. The Compensation Committee of ETP may, from time to time, grant awards under the Plan to any ETP executive officer or any ETP employee it may designate as a participant in accordance with general guidelines under the Plan. These guidelines include (i) options to purchase a specified number of ETP Common Units at a specified exercise price, which are clearly designated in the award as either an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code, or a “non-qualifying stock option” that is not intended to qualify as an incentive stock option under Section 422; (ii) Unit Appreciation Rights that specify the terms of the fair market value of the award on the date the unit appreciation right is exercised and the strike price; (iii) units; or (iv) any combination hereof. As of November 30, 2007, there have been no Long-Term Incentive Grants made under the Plan.

Related Party Awards

Through November 30, 2007, a partnership (McReynolds Equity Partners, L.P., formerly FEM Group, L.P.), the general partner of which is owned and controlled by our President has awarded to certain new officers of ETP certain rights related to units of ETE previously issued by ETE to our President and held by such partnership. These rights include the economic benefits of ownership of these units based on a 5-year vesting schedule whereby the officer will vest in the units at a rate of 20% per year. None of the costs related to such awards are paid by ETP or ETE. Based on GAAP covering related party transactions and unit-based compensation arrangements, the Parent Company and ETP are recognizing non-cash compensation expense over the vesting period based on the grant date market value of ETE units awarded the ETP employees assuming no forfeitures. Rights related to 55,000 of the ETE units vested in December 2007. Awards granted for the three months ended November 30, 2007 result in a total non-cash compensation expense of approximately $23,523 to be recognized over the related vesting period. For the three month period ended November 30, 2007, we recognized non-cash compensation expense of $2,743, as a result of these awards. As these units were outstanding prior to these awards, the awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. ETP expects to recognize non-cash compensation expense as follows in future periods related to these awards:

Remainder of the four month “transition period” ending December 31, 2007	$808
Years Ending:
December 31, 2008	6,939
December 31, 2009	4,122
December 31, 2010	2,399
December 31, 2011	1,146
December 31, 2012	175

15.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

On September 29, 2006, Transwestern filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. On March 9, 2007, Transwestern filed with the Federal Energy Regulatory Commission (the “FERC”) its Stipulation and Agreement of Settlement (“Stipulation and Agreement”) which provides for (i) revised base tariff rates, (ii) the amortization of certain costs, including the Enron Cash Balance Plan, regulatory commission expense, post retirement benefits, the accumulated reserve adjustment regulatory asset, deferred income taxes, and certain non-PCB environmental costs, and (iii) a depreciation rate of 1.20 percent for all transmission plant facilities. On April 27, 2007, FERC approved the Stipulation and Agreement with an effective date of April 1, 2007. Transwestern’s tariff rates and fuel charges are now final for the period of the settlement. Transwestern is not required to file a new rates case until October 1, 2011.

The Phoenix project, as filed with FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. Total project costs are estimated to be approximately $710,000 including AFUDC with projected phased-in service dates in the third and fourth calendar quarter of 2008. On September 21, 2007, the FERC issued the final Environmental Impact Statement to Transwestern and on November 15, 2007 the FERC issued an order granting Transwestern its Certificate of Public Convenience and Necessity (“Order”). Pursuant to the Order, Transwestern filed its initial Implementation Plan on November 14, 2007 and accepted the Order on November 19, 2007. On December 17, 2007, two parties filed requests for rehearing of the Order and on December 20, 2007, one party filed a motion to stay the Order. Transwestern has incurred expenditures of $218,092 through November 30, 2007 for the Phoenix project.

On December 13, 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of Midcontinent Express Pipeline (“MEP”). MEP, an approximately 500-mile interstate natural gas pipeline that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, is currently pending necessary regulatory approvals. On February 14, 2007, MEP initiated public review of the project pursuant to FERC’s NEPA pre-filing review process. MEP filed its application with FERC for a Natural Gas Act Section 7 Certificate of Public Convenience and Necessity in October, 2007. The Section 7 Certificate must be granted before construction may commence. The approximately $1,270,000 pipeline project is expected to be in service by the first calendar quarter of 2009.

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

We have certain non-cancelable leases for property and equipment which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases totaled approximately $7,348 and $6,284 for the three month periods ended November 30, 2007 and 2006, respectively and has been included in operating expenses in the accompanying statements of operations.

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

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to the FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETP for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETP contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5,900, plus interest and costs. This producer has also filed a complaint at FERC against us and ETP requesting an agency hearing and claiming that we and ETP violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5,900. This producer has requested refunds and other remedies. On December 20, 2007, FERC denied this producer’s request to intervene in the FERC proceeding. FERC has not taken any action on the producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.

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

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariffs, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was filed on or about July 31, 2007. Appellees’ opposition brief was filed on or about November 21, 2007.

Transwestern Phoenix Project Eminent Domain Actions. Pursuant to the FERC Certificate of Public Convenience and Necessity and the section 7(h) of the NGA, Transwestern exercised its eminent domain authority by commencing proceedings on or about November 26, 2007 in the United States District Court, District of Arizona by filing namely a Motion for Preliminary Injunction on only those tracts of land where an easement had not been obtained by negotiation. The hearing on the Motion for Preliminary Injunction has been set for February 14, 2008, with an injunction to be issued by no later than February 26, 2008, if appropriate.

Transwestern Trespass Actions. Transwestern is managing two threatened trespass actions related to right of way (“ROW”) on allotted land. The threatened actions concerns 5,100 feet of ROW on private allotments within the Laguna Pueblo that expired on December 28, 2002. Transwestern received a letter dated March 19, 2003 from the United States Department of the Interior, Bureau of Indian Affairs (“BIA”) on behalf of the two allotments asserting trespass. Transwestern’s legal exposure related to this matter is not currently determinable. Negotiations are ongoing on this matter.

Another action involves an agreement with the BIA covering 44 miles of ROW on a total of 68 Navajo allotments. This ROW agreement expired on January 1, 2004. One allottee sent a letter dated January 16, 2004 to the BIA claiming Transwestern trespassed and that allotee’s claim of trespass has been settled and his consent to use the property has been acquired. Transwestern filed a renewal application with the BIA during October 2002, and has received two grants from the BIA for allotted lands in New Mexico and Arizona, which are effective through December 31, 2023. The last ROW from the BIA was executed on October 19, 2007.

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel Storage Facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation”. Under the terms of the Purchase and Sale Agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory (approximately $1,000,000 in the aggregate). The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters. On December 18, 2007, the United States District Court for the Southern District of New York held that B of A is entitled to receive monetary damages from AEP and the HPL Entities of approximately $347,300 less the monetary amount B of A would have incurred to remove 55 Bcf of natural gas from the Bammel Storage Facility. AEP filed a notice of motion for reconsideration questioning the court’s damages calculation. AEP will determine whether it will appeal the court decision once a final judgment is entered. Based on the indemnification provisions of the Cushion Gas Litigation Agreement, ETP does not expect that it will be liable for any portion of this court award.

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

As of November 30, 2007 and August 31, 2007, an accrual of $30,518 and $30,275, respectively, was recorded as accrued and other current liabilities and other non-current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $11,940. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

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

In July 2001, HOLP acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the “EPA”) regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by HOLP was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called “Superfund”). We have not received any follow-up correspondence from the EPA on the matter since our acquisition of the predecessor company in 2001. Based upon information currently available to us, it is believed that HOLP’s liability if such action were to be taken by the EPA would not have a material adverse effect on our financial condition or results of operations.

We also assumed certain environmental remediation matters related to eleven sites in connection with our acquisition of the HPL System.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our November 30, 2007 or our August 31, 2007 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of November 30, 2007 and August 31, 2007, an accrual on an undiscounted basis of $16,051 and $16,455, respectively, was recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Through November 30, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Through November 30, 2007, a total of $2,740 of capital costs and $4,973 of operating and maintenance costs have been incurred for pipeline integrity testing for our transportation assets other than Transwestern. Through November 30, 2007, a total of $1,859 of capital costs and $225 of operating and maintenance costs have been incurred for pipeline integrity testing for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

16.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Accounting for Derivative Instruments and Hedging Activities

We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. We apply Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, to account for our derivative financial instruments. This statement requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying cash flow hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income (expense), net for the three months ending November 30, 2007. For the three months ended November 30, 2006, such gains or losses were reported in interest expense.

Cash flows from derivatives accounted for as cash flow hedges are reported as cash flows from operating activities, in the same category as the cash flows from the items being hedged.

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To reduce the impact of this price volatility, we primarily utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices. These contracts consist primarily of futures and swaps and are recorded at fair value on the condensed consolidated balance sheets. We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. Furthermore, management reviews the creditworthiness of the derivative counterparties to manage against the risk of default on a weekly basis.

We use a combination of financial instruments including, but not limited to, futures, price swaps, options and basis swaps to manage our exposure to market fluctuations in the prices of natural gas and NGLs. We enter into these financial instruments with brokers who are clearing members with NYMEX and directly with counterparties in the over-the-counter (“OTC”) market. We are subject to margin deposit requirements under the OTC agreements and NYMEX positions. NYMEX requires brokers to obtain an initial margin deposit based on an expected volume of the trade when the financial instrument is initiated. This amount is paid to the broker by both counterparties of the financial instrument to protect the broker from default by one of the counterparties when the financial instrument settles. We also have maintenance margin deposits with certain counterparties in the OTC market. The payments on margin deposits occur when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date. We had net deposits with derivative counterparties of $69,788 and $45,490 as of November 30, 2007 and August 31, 2007, respectively, reflected as deposits paid to vendors on our condensed consolidated balance sheets.

The market prices used to value our financial derivatives and related transactions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques.

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period the hedged transactions occur. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting the change in market value is recorded in cost of products sold in the condensed consolidated statements of operations. We reclassified into earnings losses of $65 and gains of $3,169 for the three months ended November 30, 2007 and 2006, respectively, related to commodity financial instruments that were previously reported in OCI.

We expect gains of $45,215 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs. The majority of our commodity-related derivatives are expected to settle within the next two years.

In the course of normal operations, we routinely enter into contracts such as forward physical contracts for the purchase and sale of natural gas, propane, and other NGLs, that under SFAS 133, qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. For contracts that are not designated as normal purchase and sales contracts, the change in market value is recorded in costs of products sold in the condensed consolidated statements of operations. In connection with the HPL acquisition, we acquired certain physical forward contracts that contain embedded options. These contracts have not been designated as normal purchase and sale contracts, and therefore, are marked to market in addition to the financial options that offset them. The Black-Scholes valuation model was used to estimate the value of these embedded options.

Trading Activities

Trading activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Certain activities where limited market risk is assumed are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis contracts and gas daily contracts. The derivative contracts that are entered into for trading purposes, subject to limits, are recognized on the condensed consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in midstream and intrastate transportation and storage revenue in the condensed consolidated statements of operations on a net basis.

The following table details the outstanding commodity-related derivatives as of November 30, 2007 and August 31, 2007, respectively:

November 30, 2007	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	40,585,056	2007-2009	$9,755
Swing Swaps IFERC	Gas	(5,880,000)	2007-2008	1,266
Fixed Swaps/Futures	Gas	(4,045,000)	2007-2009	8,907
Forward Physical Contracts	Gas	(12,451,959)	2007-2008	(1,448)
Options	Gas	(732,000)	2007-2008	(212)
Forward/Swaps - in Gallons	Propane	12,558,000	2007-2008	2,647

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(16,300,000)	2007-2008	$(9,833)
Swing Swaps IFERC	Gas	(3,410,000)	2007	606
Forward Physical Contracts	Gas	2,240,000	2007	(1,370)
Fixed Swaps/Futures	Gas	(3,255,000)	2007	2,274

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(42,175,000)	2007-2009	$(4,986)
Fixed Swaps/Futures	Gas	(45,947,500)	2007-2009	59,902

August 31, 2007

Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	14,195,262	2007-2009	$5,551
Swing Swaps IFERC	Gas	7,282,500	2007-2008	(514)
Fixed Swaps/Futures	Gas	(590,000)	2007-2009	1,298
Forward Physical Contracts	Gas	(6,437,413)	2007-2008	343
Options	Gas	(976,000)	2007-2008	(346)
Forward/Swaps - in Gallons	Propane	8,862,000	2007-2008	777

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(4,922,500)	2007-2008	$2,390
Swing Swaps IFERC	Gas	(21,250,000)	2007	(33)
Forward Physical Contracts	Gas	—	2007	323
Fixed Swaps/Futures	Gas	(10,275,000)	2007	(177)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,962,500)	2007-2008	$124
Fixed Swaps/Futures	Gas	(11,230,000)	2007-2009	23,078

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income (expense), net in the three month period ending November 30, 2007. For the three months ending November 30, 2006, gains or losses related to our interest rate derivatives were reported in interest expense.

The following table represents interest rate swap derivatives at November 30, and August 31, 2007:

Term	Notional Amount	Type	SFAS 133 Hedge	Fair Value Asset (Liability) as of
				November 30, 2007	August 31, 2007
March 2009	$125,000	Pay Fixed 5.14% Receive Float	No	$(1,762)	$(498)
May 2016	300,000	Pay Fixed 5.2% Receive Float	No	(16,804)	(2,609)
November 2012	700,000	Pay Fixed 4.84% Receive Float	Yes	(23,888)	1,490
November 2012	500,000	Pay Fixed 4.57% Receive Float	No	(16,459)	(476)

We reclassified into earnings gains of $460 and losses of $2,713 for the three months ended November 30, 2007 and 2006, respectively, related to interest rate swaps that were previously reported in OCI. We expect losses of $5,464 to be reclassified into earnings over the next twelve months related to income on interest rate financial instruments currently reported in OCI. The amount ultimately realized, however, could differ as interest rates change.

The following table represents pre-tax balances in OCI related to interest rate swaps as of November 30, and August 31, 2007:

Date Settled	Term	Notional Amount	Type	SFAS 133 Hedge	Remaining Balance in OCI Income (Loss) as of
					November 30, 2007	August 31, 2007
Quarterly through maturity	2012	$700,000	Pay Fixed 4.84% Receive Float	Yes	$(23,877)	$1,182
April 2007	2014	400,000	LIBOR Forward Starting	Yes	(11,135)	(11,562)
June 2006	2016	200,000	Treasury Lock	Yes	12,308	12,597
January 2005	2017	100,000	Treasury Lock	Yes	(272)	(280)

					$(22,976)	$1,937

Summary of Derivative Gains and Losses

The following represents gains (losses) on derivative activity for the periods presented:

	Three Months Ended November 30,
	2007	2006
Commodity-related
Unrealized gains recognized in cost of products sold related to commodity-related derivative activity, excluding ineffectiveness	$13,806	$3,267
Ineffective portion of derivatives qualifying for hedge accounting recognized in cost of products sold	346	2,585
Realized losses related to commondity-related derivatives included in cost of products sold	(439)	(3,186)
Trading unrealized losses recognized in revenues	(10,826)	(11,199)
Trading realized gains recognized in revenues	8,809	14,163

Interest rate swaps
Unrealized losses on interest rate swap included in other income (expense), net
(November 2007) and interest expense (November 2006), excluding ineffectiveness	$(31,727)	$(9,982)
Ineffective portion of derivatives qualifying for hedge accounting included in interest expense	(34)	(2,825)
Realized gains on interest rate swap included in interest expense and other income (expense), net in fiscal 2007, and interest expense in prior periods	1,984	1,026

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

17.	RELATED PARTY TRANSACTIONS:

During the three month ended November 30, 2007, the Operating Partnerships made the following purchases from affiliates of Enterprise G.P. Holdings, L.P. (“Enterprise”):

Enterprise Transactions	Product	Volumes (in thousands)	Dollars
Propane Operations - Purchases	Propane - gallons	74,648	$113,111
Natural Gas Operations - Sales	NGLs - gallons	189	317
	Natural Gas - MMBtu	1,252	7,610
Purchases	Natural Gas Imbalances-MMBtu	3,460	20,995

Accounts receivable from and accounts payable to related companies as of November 30, 2007 and August 31, 2007 relate primarily to activities in the normal course of business.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines, and ETC OLP sells natural gas to Enterprise. The following table summarizes the related party balances with Enterprise on our condensed consolidated balance sheets:

	November 30, 2007	August 31, 2007
Accounts receivable	$4,125	$2,010
Accounts payable	$6,315	$4,553
Imbalance payable	$11,409	$7,100

Our propane operations have a combined accounts payable to Enterprise of approximately $22,964 and $8,900 as of November 30, 2007 and August 31, 2007, respectively.

Accounts receivable from related companies (excluding Enterprise which is described above) consists of the following:

	November 30, 2007	August 31, 2007
LE GP	$152	$148
Midcontinent Express pipeline - MEP	4,876	2,291
Energy Transfer Technologies, Ltd.	3,487	943
Others	1,006	587

Total accounts receivable from related companies excluding Enterprise	$9,521	$3,969

The Chief Executive Officer (“CEO”) of ETP’s General Partner, Mr. Kelcy Warren, voluntarily determined that effective October 19, 2007, his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined the cash bonus of $750 for our fiscal year 2007 that had been accrued for him as of August 31, 2007, and decided that he would not accept any future equity awards under our 2004 Unit Plan. In accordance with GAAP, we recorded compensation expense and an offsetting capital contribution of $125 for the three months ended November 30, 2007 as an estimate of the reasonable compensation level for the CEO position, and transferred the $750 accumulated fiscal year 2007 bonus from accrued liabilities to ETP’s partners’ capital.

18.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments which conduct their business exclusively in the United States of America, as follows:

ETC OLP:

•	midstream operations

•	intrastate transportation and storage operations

ET Interstate:

•	interstate transportation operations

HOLP and Titan:

•	retail propane operations

As of December 1, 2006, with the completion of our acquisition of Transwestern, we have a new reporting segment for our interstate transportation operations. As a result, the comparability of the segment operations information is affected by this addition. The volumes and results of operations data for the three months ended November 30, 2007 include the interstate operations for the entire period. However, the volumes and results of operations for the three months ended November 30, 2006 do not include the interstate operations. The comparability of the segment data for the three month period ending November 30, 2007 to the prior period is also affected by the allocation of administrative expenses, as discussed further below.

Segments below the quantitative thresholds are classified as “other”. The components of the “other” classification have not met any of the quantitative thresholds for determining reportable segments. Management has included the wholesale propane operations in “other” for all periods presented in this report because such operations are not material.

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general, administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. Effective with the Transwestern acquisition on December 1, 2006, we began allocating administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”). The amounts allocated to the midstream and intrastate transportation segments, propane segment and interstate transportation segment for the three months ended November 30, 2007 were approximately $3,982 to midstream, $1,539 to interstate transportation and $3,529 to propane, for a total of approximately $9,050. These amounts were offset by costs allocated to the Partnership from the Operating Partnerships for support services. The amounts allocated to the Partnership, using the MMFC, from the midstream and intrastate transportation and propane segments for the three months ended November 30, 2007 were $1,723 and $640, respectively. No such amounts were allocated to the Partnership from the interstate transportation segment for the three months ended November 30, 2007.

The following table presents the financial information by segment for the following periods:

	Three Months Ended November 30,
	2007	2006
Volumes:
Midstream
Natural gas MMBtu/d - sold	1,074,560	979,978
NGLs bbls/d - sold	24,956	11,569
Transportation and storage
Natural gas MMBtu/d – transported	8,831,276	4,800,086
Natural gas MMBtu/d – sold	1,220,692	1,310,077
Interstate transportation
Natural gas MMBtu/d - transported	1,728,028	—
Retail propane gallons (in thousands)	130,425	140,631

	Three Months Ended November 30,
	2007	2006
Revenues:
Midstream	$834,515	$608,183
Eliminations	(476,033)	(356,592)
Intrastate transportation and storage	888,968	810,853
Interstate transportation (see Note 2)	57,515	—
Retail propane and other retail propane related	318,521	295,239
All other	4,586	30,762

Total revenues	$1,628,072	$1,388,445

Cost of Sales:
Midstream	$736,401	$558,718
Eliminations	(476,033)	(356,592)
Intrastate transportation and storage	684,371	681,857
Interstate transportation	—	—
Retail propane and other retail propane related	198,897	175,350
All other	4,203	28,010

Total cost of sales	$1,147,839	$1,087,343

Depreciation and Amortization:
Midstream	$10,821	$5,604
Intrastate transportation and storage	17,480	14,367
Interstate transportation	9,221	—
Retail propane and other retail propane related	18,117	16,592
All other	144	301

Total depreciation and amortization	$55,783	$36,864

	Three Months Ended November 30,
	2007	2006
Operating Income (Loss):
Midstream	$63,171	$30,584
Intrastate transportation and storage	116,713	59,729
Interstate transportation	23,958	—
Retail propane and other retail propane related	17,485	17,858
All other	(621)	253
Selling general and administrative expenses not allocated to segments	(3,381)	(5,336)

Total operating income	$217,325	$103,088

Other items not allocated by segment:
Interest expense	$(77,857)	$(68,547)
Equity in earnings (losses) of affiliates	(241)	4,887
Gain on disposal of assets	13,124	1,944
Other income (expense), net	(37,019)	1,517
Income tax expense	(4,925)	(2,873)
Minority interests	(58,943)	(8,975)

	(165,861)	(72,047)

Net income	$51,464	$31,041

	November 30, 2007	August 31, 2007
Total Assets:
Midstream	$1,373,952	$943,760
Intrastate transportation and storage	4,168,509	3,814,391
Interstate transportation	1,765,262	1,653,363
Retail propane and other retail propane related	1,731,448	1,593,863
All other	152,764	177,712

Total	$9,191,935	$8,183,089

	Three Months Ended November 30,
	2007	2006
Additions to Property, Plant and Equipment Including Acquisitions (accrual basis):
Midstream	$403,229	$60,483
Intrastate transportation and storage	236,054	199,889
Interstate transportation	123,688	—
Retail propane and other retail propane related	41,511	25,582
All other	584	502

Total	$805,066	$286,456

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the stand-alone financial statements of the Parent Company as of November 30, 2007 and August 31, 2007 and for the three-month periods ended November 30, 2007 and 2006 which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

	November 30, 2007	August 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,152	$8,601
Accounts receivable from related companies	11,978	15,470
Prepaid expenses and other	126	1,712

Total current assets	20,256	25,783

ADVANCES TO AND INVESTMENT IN AFFILIATES	1,518,692	1,499,499
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	11,837	12,593

Total assets	$1,550,785	$1,537,875

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,208	$686
Accounts payable to affiliates	1,825	1,609
Accrued and other current liabilities	15,905	8,212
Price risk management liabilities	11,001	—

Total current liabilities	29,939	10,507

LONG-TERM DEBT, less current maturities	1,571,500	1,571,500
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	46,159	3,000

COMMITMENTS AND CONTINGENCIES

	1,647,598	1,585,007

PARTNERS’ CAPITAL (DEFICIT):
General Partner	(87)	24
Limited Partner - Common Unitholders (222,829,956 and 222,828,332 units authorized, issued and outstanding at November 30, 2007 and August 31, 2007, respectively	(94,499)	(58,918)

	(94,586)	(58,894)
Accumulated other comprehensive income (loss)	(2,227)	11,762

Total partners’ deficit	(96,813)	(47,132)

Total liabilities and partners’ capital (deficit)	$1,550,785	$1,537,875

STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2007	2006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,400)	$(1,699)

OTHER INCOME (EXPENSE):
Interest expense	(27,918)	(27,080)
Equity in earnings of affiliates	118,972	59,979
Other, net	(37,064)	(159)

INCOME BEFORE INCOME TAXES	51,590	31,041

Income tax expense	126	—

NET INCOME	51,464	31,041

GENERAL PARTNER’S INTEREST IN NET INCOME	159	145

LIMITED PARTNERS’ INTEREST IN NET INCOME	$51,305	$30,896

STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,
	2007	2006
NET CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES	$86,259	$12,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to and investment in subsidiaries	—	(1,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	466	1,243,339
Principal payments on debt	—	(4,222)
Equity offerings	—	213,500
Cash distributions to Partners	(87,174)	(39,867)
Debt issuance costs	—	(11,755)

Net cash provided by (used in) financing activities	(86,708)	1,400,995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(449)	213,760

CASH AND CASH EQUIVALENTS, beginning of period	8,601	135

CASH AND CASH EQUIVALENTS, end of period	$8,152	$213,895

20.	SUBSEQUENT EVENTS:

On December 18, 2007, ETP sold in a public offering 5,000,000 common units representing limited partner interests at $48.81 per ETP common unit. ETP used the net proceeds from the offering to repay approximately $240,000 outstanding under the ETP Term Loan Facility. The remainder of the outstanding balance of the ETP Term Loan Facility was repaid with borrowings from the ETP Credit Facility. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The offering was made pursuant to an effective shelf registration statement and prospectus filed by ETP with the Securities and Exchange Commission.

The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35,235, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

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

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on October 30, 2007. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – “Risk Factors” included in this report and in our Annual Report for the year ended August 31, 2007.

Unless the context requires otherwise, references to “the Partnership”, “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P. (“ETP GP”), the General Partner of ETP, and ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

Overview

Currently, the Parent Company’s business operations are conducted only through ETP’s Operating Partnerships, ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and natural gas storage operations, Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”), a Delaware limited liability company engaged in interstate transportation of natural gas, and ETC Midcontinent Express Pipeline, LLC (“ETC MEP” or “MEP”) a Delaware limited liability company engaged in interstate transportation of natural gas, and HOLP and Titan, both Delaware limited partnerships engaged in retail propane operations (collectively referred to as “the Operating Partnerships”).

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

During the past several years we have been successful in completing several transactions that have been accretive to our Unitholders. First and foremost was the combination of the retail propane operations of Heritage Propane, L.P. and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to the combination we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

•	ET Fuel System in June 2004

•	HPL System in January 2005

•	Titan Propane in June 2006

•	Transwestern in December 2006

•	Canyon Gathering System in October 2007

The Canyon Gathering System (included in our midstream segment) consists of approximately 1,800 miles of gathering pipeline ranging in diameters from two inches to 16 inches in the Piceance-Uinta Basin of Colorado and Utah and six conditioning plants with an aggregated processing capacity of 90 MMcf/d. The system currently gathers approximately 130,000 MMBtu/d from 1,400 wells and is connected to five major pipeline systems.

We have also made significant investments in internal growth projects which we believe will provide additional cash flow to our Unitholders in years to come.

Our principal operations are conducted in the following reportable segments (see Note 18 to our unaudited condensed consolidated financial statements):

•

Midstream - Revenue is primarily generated by the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through our pipelines (excluding the transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices.

•

Intrastate transportation and storage - Revenue is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are high. The HPL System generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies. The use of the Bammel storage reservoir allows us to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin.

•	Interstate transportation - The revenues of this segment consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	Retail propane - Revenue is generated from the sale of propane and propane-related products and services.

Our midstream and propane operations are primarily margin-driven businesses, while our intra- and interstate transportation and storage operations are primarily fee-driven businesses. Thus, our results are significantly impacted by the margins we realize and the volumes we sell, transport and store, and to a lesser extent, commodity prices.

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

Detailed descriptions of our business and segments are included in our Annual Report on Form 10-K for the year ended August 31, 2007 filed with the SEC on October 30, 2007.

Analytical Analysis

The following is a discussion of our historical financial condition and results of operations, and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included in Part I, Item I of this Form 10-Q.

The comparability of our condensed consolidated financial statements is affected by ETP’s 100% acquisition of Transwestern on December 1, 2006 and the acquisition of 50% of CCEH in November 2006 (see Note 2 to our condensed consolidated financial statements). The comparability is also affected by fluctuation in natural gas prices, mainly in our producer services’ gas sales and purchases and natural gas sales and purchases on our HPL system. Since we buy and sell natural gas primarily based on either first of month index prices, gas daily average prices or a combination of both, our gas sales and purchases tend to be higher when natural gas prices are high and our gas sales and purchases tend to be lower when natural gas prices are lower. However, a change in natural gas prices is only one of several elements that impact our overall margin. Other factors include, but are not limited to, volumetric changes, our hedging strategies and the use of financial instruments, fee-based revenues, trading activities, and basis differences between market hubs.

ETP is consolidated in the accompanying financial statements. As a result of the November 2006 purchase of 26,086,957 Class G Units ETE’s ownership of ETP’s limited partner interests increased from approximately 33% to approximately 46%. The effect of this transaction is reflected primarily in the “minority interest” caption on the condensed consolidated balance sheets and results of operations.

Analysis of Operating Data – Volumes

Midstream

	Three Months Ended November 30,		Increase
	2007	2006

Natural gas MMBtu/d - sold	1,074,560	979,978	94,582
NGLs Bbls/d - sold	24,956	11,569	13,387

•

For the three months ended November 30, 2007 compared to the three months ended November 30, 2006, natural gas sales volumes increased principally due to more favorable market conditions during the fiscal 2008 period resulting in higher sales volumes conducted by our producer services’ operations. The increase in NGL sales volumes is principally due to the completion of our Godley processing plant in the 2007 fiscal period and the continued expansion of the plant since placing it into service in the first fiscal quarter of 2007. As of November 30, 2007, the Godley plant had approximately 300,000 MMcf/d of cyroprocessing capacity and 100,000 MMCf/d of refrigeration processing capacity.

Intrastate Transportation and Storage

	Three Months Ended November 30,		Increase (Decrease)
	2007	2006

Natural gas MMBtu/d - transported	8,831,276	4,800,086	4,031,190
Natural gas MMBtu/d - sold	1,220,692	1,310,077	(89,385)

•

For the three months ended November 30, 2007, transported natural gas volumes increased principally due to the increased volumes experienced on the ET Fuel and East Texas Pipeline systems as a result of increased demand to transport natural gas out of the Barnett Share and Bossier Sands producing regions, the continued effort to secure long-term shipper contracts, and the completion of the Cleburne to Carthage Pipeline in fiscal 2007. Natural gas sales volumes on the HPL System for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, decreased primarily due to the new CenterPoint contract that commenced on April 1, 2007. Under the previous contract, we sold and delivered natural gas to CenterPoint for a bundled price. Under the terms of the new agreement, CenterPoint has contracted for 129 Bcf per year of firm transportation capacity combined with 10 Bcf of working gas capacity in our Bammel storage facility.

Interstate Transportation

	Three Months Ended November 30,		Increase
	2007	2006

Natural gas MMBtu/d - transported	1,728,028	—	1,728,028

The increase was due to the 100% acquisition of Transwestern on December 1, 2006.

Retail Propane

	Three Months Ended November 30,		Decrease
	2007	2006

Retail propane gallons sold (in thousands)	130,425	140,631	(10,206)

•

Total gallons sold by our retail propane operations decreased due to a combination of below normal degree days, customer conservation, and the slow down of new home construction in our propane markets. The overall weather in our areas of operations during the three months ended November 30, 2007 was 10.9% warmer than the three months ended November 30, 2006 and 14.5% warmer than normal.

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

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Three Months Ended November 30,		Change
	2007	2006
Equity in earnings of affiliates	$118,972	$59,979	$58,993
General and administrative expense	2,400	1,699	701
Interest expense	27,918	27,080	838
Other income (expense), net	(37,064)	(159)	(36,905)

The following is a discussion of the highlights of the Parent Company’s stand-alone results of operations for the periods presented.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its ownership of ETP GP and its ownership of ETP LLC. The increase in equity in earnings of affiliates for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 is directly related to the changes in the ETP segment income described below.

Other Income (Expense), net. The change in other income (expense), net in the three month periods ended November 30, 2007 as compared to 2006 is due primarily to losses of $29.0 million on interest rate swaps that are not accounted for as hedges. Such gains were included in interest expense in November 2006. The three months ended November 30, 2007 also includes an expense of $7.8 million for liquidated damages under the registration rights agreements for the March 2007 and November 2006 private placement of ETE Common Units (as described in Note 14).

Consolidated Results

	Three Months Ended November 30,		Change
	2007	2006
Revenues	$1,628,072	$1,388,445	$239,627
Cost of sales	1,147,839	1,087,343	60,496

Gross margin	480,233	301,102	179,131

Operating expenses	161,955	132,381	29,574
Selling, general and administrative	45,170	28,769	16,401
Depreciation and amortization	55,783	36,864	18,919

Operating income	217,325	103,088	114,237

Interest expense	(77,857)	(68,547)	(9,310)
Equity in earnings (losses) of affiliates	(241)	4,887	(5,128)
Gain on disposal of assets	13,124	1,944	11,180
Other income (expense), net	(37,019)	1,517	(38,536)
Income tax expense	(4,925)	(2,873)	(2,052)
Minority interests	(58,943)	(8,975)	(49,968)

Net income	$51,464	$31,041	$20,423

See the detailed discussion of revenues, costs of sales, margin and operating expense by operating segment below.

Interest Expense. For the three months ended November 30, 2007 compared to the three months ended November 30, 2006, interest expense increased $9.3 million. The principal factor for this increase was a net $0.8 million increase in interest expense related to borrowings of the Parent Company, a net $10.7 million increase in interest expense related to borrowings on the Partnership’s Senior Notes and the revolving credit facility and $2.9 million of interest on borrowings related to the Transwestern acquisition. Partnership borrowings increased primarily due to the financing of our growth capital expenditures and the Canyon acquisition. The increased interest expense was offset by $2.8 million of hedge ineffectiveness charges and $10.0 million of unrealized losses related to non-hedged interest rate swaps included in interest expense for the three months ended November 30, 2006. Unrealized gains and losses related to non-hedged interest rate swaps were included in other income (expense), net for the three months ended November 30, 2007. The increase in interest expense was also offset by propane related interest which decreased $1.3 million due primarily to the scheduled debt payments that have occurred between the three month periods.

Equity in Earnings of Affiliates. The decrease in equity in earnings of affiliates for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 was due primarily to $5.1 million of equity income from our 50% ownership of CCEH for the month of November 2006. We redeemed our investment in CCEH in connection with our Transwestern acquisition on December 1, 2006. We do not include earnings from equity method unconsolidated affiliates in our measurement of operating income because such earnings have not been significant historically.

Gain on Sale of Assets. On October 1, 2007 we sold our 60% interest in a Canadian wholesale fuel business for a gain of $10.2 million.

Income Tax Expense. As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes.

The increase in income tax expense for the three months ended November 30, 2007 was primarily related to the Texas margin tax that was not effective until January 1, 2007 and $3.9 million of taxes on the gain on the sale of our interests in a Canadian wholesale fuel business.

Other Income (Expense), Net. The change in other income (expense), net in the three months ended November 30, 2007 compared to the three months ended November 30, 2006 is due to the factors discussed above.

Minority Interests. The increase in minority interest expense in the three months ended November 30, 2007 is attributable to the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents limited partnership interests in ETP that we do not own.

Segment Operating Results

Operating income by segment is as follows:

	Three Months Ended November 30,		Amount of Change
	2007	2006
Midstream	$63,171	$30,584	$32,587
Intrastate Transportation and Storage	116,713	59,729	56,984
Interstate Transportation	23,958	—	23,958
Retail Propane	17,485	17,858	(373)
Other	(621)	253	(874)
Unallocated selling, general and administrative expenses	(3,381)	(5,336)	1,955

Operating income	$217,325	$103,088	$114,237

We do not believe the Other operating income is material for further disclosure or discussion.

Unallocated Selling, General and Administrative Expenses. Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition, selling, general and administrative expenses are now allocated to the Operating Partnerships. For the three months ended November 30, 2007, a net $6.7 million was allocated to the Operating Partnerships, which resulted in the decrease in total unallocated selling general and administrative expenses from the three months ended November 30, 2006. The decrease in the unallocated selling, general and administrative expenses due to the allocations now in place to the Operating Partnerships is offset by increases in expenses primarily related to employee costs and benefits and professional fees related to the public entity.

Midstream

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$834,515	$608,183	$226,332
Cost of sales	736,401	558,718	177,683

Gross margin	98,114	49,465	48,649

Operating expenses	12,898	8,887	4,011
Selling, general and administrative	11,224	4,390	6,834
Depreciation and amortization	10,821	5,604	5,217

Segment operating income	$63,171	$30,584	$32,587

Gross Margin. For the three months ended November 30, 2007, midstream’s gross margin increased by $48.6 million primarily due to the following factors:

•

Increases in processing margin of $28.6 million and fee-based revenue of $12.7 million from our gathering and processing assets. The increase was due to incremental volumes from the completion of our Godley plant in the first quarter of 2007, the continued expansion of the plant since placing it into service, and the acquisition of three gathering systems during the first six months of the 2007 fiscal year. In addition, our midstream assets benefited from favorable market conditions to process and extract NGL’s during the three months ended November 30, 2007. Due to changes in the contract structures at our Godley plant in November 2007, arrangements for which we had been recognizing the increased margin from favorable conditions will convert to long-term fee-based arrangements. As such, we expect margin from processing at our Godley plant to be more predictable and less sensitive to commodity price volatility;

•	Increase in non-trading margin from our marketing activities of $6.3 million. Market conditions resulted in higher sales volumes conducted by our producer services’ operations;

•	Decrease in net trading revenues of $4.9 million; and

•	Canyon Gathering System – The acquisition of the Canyon Gathering System on October 5, 2007 contributed approximately $4.2 million of incremental margin for the three months ended November 30, 2007.

Operating Expenses. Midstream operating expenses increased $4.0 million and was primarily driven by increased compressor rentals of $1.2 million, increased employee-related costs such as salaries, incentive compensation and healthcare costs of $1.4 million, and increased compressor maintenance expense of $0.5 million. The increases were principally due to the gathering system acquisitions in fiscal 2007, the start up and continued expansion of the Godley plant, and the Canyon acquisition.

Selling, General and Administrative Expenses. Midstream selling, general and administrative expenses for the three months ended November 30, 2007 increased $6.8 million compared to the three months ended November 30, 2006. The increase was attributable to $4.3 million in increased legal fees principally related to the regulatory matters, a $3.2 million allocation of parent company administrative expenses for overhead costs which previously had not been allocated in 2006, and a $1.9 million increase in employee-related costs such as salaries, incentive compensation and healthcare costs. These factors were offset by a $3.6 million increase of corporate overhead being allocated to the transportation segment. The allocation of departmental costs between the midstream and the intrastate transportation and storage segments is based on factors such as respective gross margins, employee costs, and property and equipment and is intended to fairly present the segment’s operating results.

Depreciation and Amortization. Midstream depreciation and amortization expense increased $5.2 million for the three months ended November 30, 2007 compared to the same three month period in 2006 principally due to additions to property and equipment including the completion and continued expansion of our Godley plant subsequent to November 30, 2006 and the acquisition of certain gathering system in December of 2006.

Intrastate Transportation and Storage

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$888,968	$810,853	$78,115
Cost of sales	684,371	681,857	2,514

Gross margin	204,597	128,996	75,601

Operating expenses	55,453	42,798	12,655
Selling, general and administrative	14,951	12,102	2,849
Depreciation and amortization	17,480	14,367	3,113

Segment operating income	$116,713	$59,729	$56,984

Gross Margin. For the three months ended November 30, 2007 as compared to three months ended November 30, 2006, intrastate transportation and storage gross margin increased by $75.6 million, principally due to the following factors:

•

Volumes. Overall volumes on our transportation pipelines were higher compared to the same period last year due to increased demand to transport natural gas out of the Barnett Share and Bossier Sands producing regions, continued efforts to secure long-term shipper contracts the completion of the Clebourne to Carthage Pipeline during the 2007 fiscal year, and the completion of various growth projects during 2007. Transportation fees increased approximately $40.8 million for the three months ended November 30, 2007 as compared to three months ended November 30, 2006. Retention revenue increased approximately $13.3 million due to increased volumes transported through our transportation pipelines; and

•

Increases in fee-based storage revenue of $6.3 million and processing margin of $6.1 million from our HPL system. Fee-based storage revenues increased primarily due to the new Centerpoint contract which commenced on April 1, 2007 in which Centerpoint contracted for 10 Bcf of working gas capacity in our Bammel storage facility. Processing margins generated from our HPL system benefited from favorable market conditions to process and extract NGLs during the three months ended November 30, 2007.

Operating Expenses. Intrastate transportation and storage operating expenses increased $12.7 million when comparing the three months ended November 30, 2007 to the corresponding three month period in 2006. The increase was primarily attributable to an increase of $7.2 million in fuel consumption, an increase of $4.4 million in electricity costs, an increase of $3.5 million in compressor and pipeline maintenance, and an increase of $1.8 million in employee related costs such as salaries, incentive compensation and healthcare costs. These increases were offset by a $2.0 million decrease in compressor rentals and a $2.9 million decrease in professional fees related to the EMS contract buyout in September 2007.

Selling, General and Administrative Expenses. Intrastate transportation and storage selling, general and administrative expenses increased $2.8 million for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is primarily due to increases in employee-related costs such as salaries, incentive compensation and healthcare costs employee costs and the allocation of parent company administrative expenses which previously had not been allocated in 2006.

Depreciation and Amortization. Intrastate transportation and storage depreciation and amortization expense increased $3.1 million for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, principally due to additions to property and equipment most notably the Clebourne to Carthage Pipeline.

Interstate Transportation

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$57,515	$—	$57,515
Operating expenses	17,183	—	17,183
Selling, general and administrative	7,153	—	7,153
Depreciation and amortization	9,221	—	9,221

Segment operating income	$23,958	$—	$23,958

The increase in all categories between the three months ended November 30, 2007 and 2006 was due to the acquisition of 100% of Transwestern on December 1, 2006.

Retail Propane

	Three Months Ended November 30,		Amount of Change
	2007	2006
Retail propane revenues	$288,966	$266,090	$22,876
Other retail propane related revenues	29,555	29,149	406
Retail propane cost of sales	192,065	167,619	24,446
Other retail propane related cost of sales	6,832	7,731	(899)

Gross margin	119,624	119,889	(265)

Operating expenses	75,562	78,988	(3,426)
Selling, general and administrative	8,460	6,451	2,009
Depreciation and amortization	18,117	16,592	1,525

Segment operating income	$17,485	$17,858	$(373)

Revenues. Retail propane revenues increased $22.9 million between the three months ended November 30, 2007 and 2006. This increase was mainly due to increased sale prices for the three months ended November 30, 2007 as compared to November 30, 2006 driven by the increased cost of fuel. This increase was offset by 14.5% warmer than normal weather and 10.9% warmer weather than the same period last year.

Costs of Sales. During the three months ended November 30, 2007 compared to the three months ended November 30, 2006, retail propane cost of sales increased by $24.4 million which mainly related to the increase in overall cost of fuel to the company offset by the decrease in gallons sold. On an average, fuel costs were approximately $0.29/gallon higher in the three months ended November 30, 2007 as compared to November 30, 2006.

Gross Margin. The overall gross margins for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 remained relatively flat even though gallon sales decreased. The propane margin remained strong during the three months ended November 30, 2007 despite warmer weather conditions and higher fuel prices. Optimization of the margins is influenced by market opportunities, independent competitors and concerns for long term retention of customers.

Operating Expenses. During the three months ended November 30, 2007, operating expenses decreased by $3.4 million compared to the same period last year. Included in these operating expenses were increases that related to higher vehicle fuel costs and other vehicle expenses, offset by the cost conservation efforts of the retail operations and the delay in hiring seasonal staff due to the warmer weather.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the comparable three months ended November 30, 2007 and 2006 was primarily due to increased administrative expense allocations. Effective with the Transwestern acquisition in December 2006, an allocation of administrative expenses is now made to the operating partnerships, which increased the retail propane selling, general and administrative expenses by a net $2.9 million for the three months ended November 30, 2007. Other selling, general and administrative expenses remained relatively flat in the comparable three month periods offset by certain reductions in administrative personnel costs.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the three months ended November 30, 2007 as compared to 2006 was primarily due to the depreciation and amortization of assets and amortizable intangibles added through acquisitions made after November 30, 2006.

INCOME TAXES

As a limited partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the three months ended November 30, 2007 and 2006, our non-qualifying income was not expected to, or did not, exceed the statutory limit.

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the three months ended November 30, 2007, we recognized current state income tax expense related to the Texas margin tax of $2.3 million. There is no comparable state tax expense for the period ended November 30, 2006.

Income tax expense consists of the following current and deferred amounts:

	Three Months Ended November 30,
	2007	2006
Current provision:
Federal	$2,106	$3,151
State	3,248	340

Total	5,354	3,491

Deferred provision (benefit):
Federal	(1,108)	(654)
State	679	36

Total	(429)	(618)

Total tax provision	$4,925	$2,873

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended November 30,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	3.10%	3.50%
Earnings not subject to tax at the Partnership level	(33.80)%	(31.80)%

Effective tax rate	4.30%	6.70%

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

In September 2007, ETE filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the offer and sale of Common Units held by selling unitholders as well as $2.0 billion aggregate offering price of Common Units that may be offered and sold by ETE from time to time. This registration statement became effective in October 2007. Through November 30, 2007, ETE did not make any sales under this registration statement.

In connection with the March 2007 private placement of 5.0 million units, the Parent Company executed a registration rights agreement under which it agreed to file a shelf registration statement under the Securities Act within 120 days of closing of the private placement (the “closing”). If the shelf registration statement is not declared effective within 180 days after closing or after becoming effective, ceases to be effective during the Effectiveness Period (defined as the period during which there are registerable units outstanding) for any period of time in excess of 30 days, each purchaser of the units will be entitled to the payment of liquidated damages. The payment will be equal to 1.0% of the unit purchase price per 30-day period following the 180 day effectiveness period. In certain circumstances, the payment may be made using additional ETE common units. For the three months ended November 30, 2007, an expense of $7.8 million has been recorded in other income (expense), net in our consolidated statements of operations for liquidated damages under this registration rights agreement and the registration rights agreement entered into in connection with the November 2006 private placement because the shelf registration was not declared effective within the required timeframe. The liquidated damages were paid to entitled purchasers in December 2007. The S-3 registration statement became effective in October 2007.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its partners will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

ETP’s future capital requirements will generally consist of:

•

maintenance capital expenditures for the intrastate and interstate operations, which include capital expenditures made to connect additional wells to its natural gas systems in order to maintain or increase throughput on existing assets, for which we expect to expend approximately $70.0 million in the next calendar year and capital expenditures to extend the useful lives of ETP’s propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet, for which ETP expects to expend approximately $35.0 million in the next calendar year;

•

growth capital expenditures, mainly for constructing new pipelines, processing plants, treating plants and compression for the midstream and intrastate transportation and storage segment for which we expect to expend approximately $950 million in the next calendar year. We also expect to spend approximately $790 million in our interstate segment for constructing new pipelines and pipeline expansion and approximately $30.0 million for customer propane tanks in the next calendar year; and

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

The assets used in ETP’s natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures other than those expenditures necessary to maintain the service capacity of ETP’s existing assets. The assets utilized in ETP’s propane operations do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, replacing pipe caused by delays from mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond its control. However, ETP includes these factors into its anticipated growth capital expenditures for each calendar year.

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

On December 18, 2007, ETP sold in a public offering 5 million common units representing limited partner interests at $48.81 per ETP common unit. ETP used the net proceeds from the offering to repay approximately $240.0 million outstanding under the ETP Term Loan Facility. The remainder of the outstanding balance of the ETP Term Loan Facility was repaid with borrowings from the ETP Credit Facility. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The offering was made pursuant to an effective shelf registration statement and prospectus filed by ETP with the Securities and Exchange Commission.

The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35,235, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

Cash Flows

Our internally generated cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions, including the Transwestern and Titan operations, and other factors.

Operating Activities. Cash provided by operating activities during the three months ended November 30, 2007, was $97.3 million as compared to cash provided by operating activities of $85.9 million for the three months ended November 30, 2006. The net cash provided by operations for the three months ended November 30, 2007 consisted of net income of $51.5 million, non-cash charges of $44.7 million, principally minority interests and depreciation and amortization, and cash from changes in operating assets and liabilities of $1.1 million. Various components of operating assets and liabilities changed significantly from the prior period due to factors such as the variance in the timing of accounts receivable collections, payments on accounts payable, and the timing of the purchase and sale of inventories related to the propane and intrastate transportation and storage operations

Investing Activities. Cash used in investing activities during the three months ended November 30, 2007 of $835.2 million is comprised primarily of cash paid for acquisitions of $336.7 million and $472.5 million invested for growth capital expenditures net of an accrual of $17.3 million in the current period of which $356.3 million (including accruals of $13.8 million) for our intrastate operations and $121.9 million (including accruals of $3.4 million) for our interstate operations, and $11.6 million to propane operations. We also incurred $28.8 million in maintenance expenditures needed to sustain operations of which $11.8 million related to intrastate operations, $5.8 million related to interstate operations, and $11.2 million to propane operations.

Financing Activities. Cash provided by financing activities was $714.1 million for the three months ended November 30, 2007 principally due to borrowings of $310.0 million on the ETP Term Loan Facility to fund the Canyon acquisition, and increased borrowings primarily under the ETP Credit Facility (including the swingline loan option) to fund our growth capital expenditures, as discussed above, and for general partnership purposes. During the three months ended November 30, 2007, we paid distributions of $87.2 million to our partners related to the fourth quarter of our fiscal year 2007.

Financing and Sources of Liquidity

Description of Indebtedness

ETE’s consolidated indebtedness as of November 30, 2007 includes the Parent Company’s Senior Secured Credit Agreement which includes a $1.45 billion Senior Secured Term Loan Facility available through November 1, 2012 and a $500.0 million Senior Secured Revolving Credit Facility available through February 8, 2011. ETP has $750.0 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012, $400.0 million in principal amount of 6.125% Senior Notes due 2017 and $400.0 million in principal amount of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”), a revolving credit facility that allows for borrowings of up to $2.0 billion (expandable to $3.0 billion) available through June 20, 2012 (the “ETP Credit Facility”), and the ETP Term Loan Facility, a $310.0 million, 364-day term loan credit facility executed on October 5, 2007. ETP also assumed long-term debt in connection with the Transwestern acquisition which is discussed in detail below. We also currently maintain a separate credit facility for HOLP. The terms of our indebtedness and our subsidiaries are described in more detail in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission on October 30, 2007.

Parent Company Indebtedness

The Parent Company has a $1.45 billion Term Loan Facility with a Term Loan Maturity Date of November 1, 2012 (the “Parent Company Credit Agreement”). The Parent Company Credit Agreement also includes a $500.0 million Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility also offers a Swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of November 30, 2007 was $1.57 billion with no amounts outstanding under the Swingline loan option. The total amount available under the Parent Company’s debt facilities as of November 30, 2007 was $378.5 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 6.7545% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

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

ETP Indebtedness

ETP Term Loan Facility

On October 5, 2007, ETP entered into a credit agreement providing for the ETP Term Loan Facility, a $310.0 million, 364-day term loan credit facility. Borrowings under the ETP Term Loan Facility were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The ETP Term Loan Facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the ETP Term Loan Facility is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the ETP Term Loan Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The ETP Term Loan Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance and contains covenants that are similar to the covenants related to the ETP Credit Facility. The ETP Term Loan Facility was paid in full on December 18, 2007 from proceeds received from an ETP equity offering (see Note 13 to our condensed consolidated financial statements) and from funds under the ETP Credit Facility.

ETP Credit Facility

On July 20, 2007, we entered into a credit agreement providing for the ETP Credit Facility, a $2.0 billion revolving credit facility (“the ETP Credit Facility”) that is expandable to $3.0 billion at their option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless they elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2.0 billion unless expanded to $3.0 billion) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of November 30, 2007, there was a balance of $1.5 billion in revolving credit loans (including $279.9 million in Swingline loans) and $61.3 million in letters of credit. The weighted average interest rate on the total amount outstanding at November 30, 2007, was 5.705%. The total amount available under the new credit facility, as of November 30, 2007, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $480.8 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our other current and future unsecured debt.

HOLP Credit Facility

A $75.0 million Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150.0 million. The HOLP Facility has a swingline loan option with a maximum borrowing of

$10.0 million at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of November 30, 2007, there was $3.2 million outstanding on the revolving credit loans. A Letter of Credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding Letters of Credit of $1.0 million at November 30, 2007. The sum of the loans made under the HOLP Facility plus the Letter of Credit Exposure and the aggregate amount of all swingline loans cannot exceed the $75.0 million maximum amount of the HOLP Facility. The amount available at November 30, 2007 was $70.8 million.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of November 30, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Covenant Compliance

We were in compliance with all of the covenants of our debt agreements as of November 30, 2007.

Cash Distributions

Cash Distributions Paid by the Parent Company

On October 19, 2007, the Parent Company paid a cash distribution related to the fourth quarter of fiscal year 2007 of $0.39 per Common Unit, or $1.56 annually, to Unitholders of record at the close of business on October 5, 2007.

As described in Note 13, the Partnership changed its year end from August 31 to December 31 and, in connection with this change, the Partnership amended its partnership agreement to provide that, in lieu of making a cash distribution for the three month period ended November 30, 2007, the Partnership will make a cash distribution for the four-month period ended December 31, 2007. Based on this change in timing, ETE announced on December 18, 2007 that its management recommended that the Board of Directors approve a special four-month ETE distribution of $0.55 per unit for the period ending December 31, 2007, representing a distribution of $0.41 per unit for the three-month period and $0.14 per unit for the additional month ($1.64 per unit on an annualized basis).

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 100% of ETP’s incentive distribution rights and ETP Common Units held by the Parent Company.

The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interest and Incentive Distribution Rights during the three months ended November 30, 2007 was $51.6 million, $3.6 million and $59.3 million, respectively.

On October 15, 2007, ETP paid a per unit cash distribution of $0.825, or $3.30 per Limited Partner Unit annually, for the fourth quarter of fiscal 2007, to Unitholders of record at the close of business on October 5, 2007. The current distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.275 per unit (an annualized rate of $1.10).

ETP changed its year end from August 31 to December 31 and, in connection with this change, ETP amended its partnership agreement to provide that, in lieu of making a cash distribution for the three month period ended November 30, 2007, ETP will make a cash distribution for the four-month period ended December 31, 2007. Based on this change in timing, as disclosed in the 8-K filed December 11, 2007, ETP’s management will recommend that the

Board of Directors approve the payment of a four-month distribution to ETP unitholders of $1.1250 per unit, representing a distribution of $0.84375 per unit for the three-month period and $0.28125 per unit for the additional month.

If the Board of Directors approve the recommended four-month distribution to ETP unitholders of $1.1250 per unit, based on the number of ETP’s Common Units outstanding at November 30, 2007, the Parent Company would be entitled to receive a quarterly cash distribution of $160,722 (or $642,888 on an annualized basis), which consists of $5,083 from the indirect ownership of the 2% general partner interest in ETP, $85,325 from the indirect ownership of 100% of the incentive distribution rights in ETP, $70,314 from the Common Units of ETP.

New Accounting Standards

See Note 3 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended August 31, 2007, in addition to the interim unaudited condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K.

Commodity-related Derivatives

Our commodity-related price risk management assets and liabilities as of November 30, 2007 were as follows:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	40,585,056	2007-2009	$9,755
Swing Swaps IFERC	Gas	(5,880,000)	2007-2008	1,266
Fixed Swaps/Futures	Gas	(4,045,000)	2007-2009	8,907
Forward Physical Contracts	Gas	(12,451,959)	2007-2008	(1,448)
Options	Gas	(732,000)	2007-2008	(212)
Forward/Swaps - in Gallons	Propane	12,558,000	2007-2008	2,647

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(16,300,000)	2007-2008	$(9,833)
Swing Swaps IFERC	Gas	(3,410,000)	2007	606
Forward Physical Contracts	Gas	2,240,000	2007	(1,370)
Fixed Swaps/Futures	Gas	(3,255,000)	2007	2,274

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(42,175,000)	2007-2009	$(4,986)
Fixed Swaps/Futures	Gas	(45,947,500)	2007-2009	59,902

Sensitivity Analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of November 30, 2007. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Basis Swaps IFERC/NYMEX	(1,589,944)	$4,769	$523
Swing Swaps IFERC	(5,880,000)	1,266	6,077
Fixed Swaps/Futures	(49,992,500)	68,809	36,359
Forward Physical Contracts	(12,451,959)	(1,448)	3,884
Options	(732,000)	(212)	99
Propane Forwards/Swaps (in Gallons)	12,558,000	2,647	1,813

Trading Derivatives
Basic Swaps IFERC/NYMEX	(16,300,000)	(9,833)	524
Swing Swaps IFERC	(3,410,000)	606	98
Forward Physical Contracts	2,240,000	(1,370)	1,970
Fixed Swaps/Futures	(3,255,000)	2,274	2,345

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10 percent change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in our condensed consolidated results of operations or in accumulated other comprehensive income. In the event of an actual 10 percent change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10 percent due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

We are exposed to market risk for changes in interest rates, primarily as a result of our variable rate debt and, in particular, our bank credit facilities. To the extent interest rates increase, our interest expense for our revolving credit facilities will also increase. At November 30, 2007, we had a total of $3.34 billion of variable rate debt outstanding and we have $1.625 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $925.0 million have their changes in fair value recorded in other income (expense), net on the consolidated statement of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have an effect of $20.5 million in other income (expense), net, in the aggregate, on an annual basis.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. For further information, see Note 15 to our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) as of November 30, 2007. Our management, including the President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

We closed the acquisition of Transwestern on December 1, 2006 and have begun the integration of the internal control structure of Transwestern into our processes and controls. We converted Transwestern’s accounting system to our accounting system effective November 1, 2007 and are continuing to implement our internal control structure over Transwestern’s operations. As a result of our fiscal year end change, we will include Transwestern in our evaluation of the effectiveness of internal control over financial reporting for the year ending December 31, 2008.

Other than Transwestern, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) 15 or Rule 15d 15(f) of the Exchange Act) during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for the year ended August 31, 2007 and Note 14 - Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Form 10-Q for the quarter ended November 30, 2007.

ITEM 1A. RISK FACTORS

In addition to the risks described in our Annual Report on Form 10-K for the year ended August 31, 2007, we are subject to the following additional risks:

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETP for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETP contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs. This producer has also filed a complaint at FERC against us and ETP requesting an agency hearing and claiming that we and ETP violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5.9 million. This producer has requested refunds and other remedies. On December 20, 2007, FERC denied this producer’s request to intervene in the FERC proceeding. FERC has not taken any action on the producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2007, a total of 1,624 common units were issued to ETE Directors as restricted units under the ETE Long Term Incentive Plan. These units were issued in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act, relating to offers and sales by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/7/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.8	1-11727 (8-K) (2/9/06)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.9	1-11727 (8-K) (5/3/06)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.10	1-11727 (8-K) (11/3/06)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

10.1	1-11727 (Sch. 13D/A) (6/24/05)	99.F	Credit and Guaranty Agreement dated as of June 16, 2005 among Energy Transfer Company, L.P., the guarantors named therein, various lenders, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Citicorp North America, Inc., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, and Goldman Sachs Credit Partners L.P., Citigroup Markets Inc. and Lehman Brothers Inc., as lead arrangers and lead bookrunners.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.3	333-04018	10.3	Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.4.2**	1-11727 (10-Q) (5/31/07)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) (8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.6	1-11727 (8-K) (8/23/00)	10.17	Contribution Agreement dated June 15, 2000, among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P.

10.6.1	1-11727 (8-K) (8/23/00)	10.17.1	Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement.

10.7	1-11727 (8-K) (8/23/00)	10.18	Subscription Agreement dated June 15, 2000, between Heritage Propane Partners, L.P. and individual investors.

10.7.1	1-11727 (8-K) (8/23/00)	10.18.1	Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement.

10.7.2	1-11727 (10-K) (8/31/01)	10.18.2	Amendment Agreement dated January 5, 2001 to the June 15, 2000 Subscription Agreement.

10.7.3	1-11727 (10-Q) (11/30/01)	10.18.3	Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.9	1-11727 (10-Q) (2/28/02)	10.26	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P.

10.10	1-11727 (10-Q) (2/28/02)	10.27	Assignment, Conveyance and Assumption Agreement dated as of February 4, 2002, between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P.

10.11	1-11727 (8-K) (1/6/03)	10.28	Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002, among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

10.12	1-11727 (10-K) (8/31/03)	10.30	Acquisition Agreement dated November 6, 2003, among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C. and LaGrange Energy, L.P.

10.13	1-11727 (10-K) (8/31/03)	10.31	Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.13.1	1-11727 (10-Q) (11/30/03)	10.31.1	Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6, 2003, among LaGrange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

10.14	1-11727 (10-K) (8/31/03)	10.32	Stock Purchase Agreement dated November 6, 2003, among the owners of Heritage Holdings, Inc. and Heritage Propane Partners, L.P.

10.15	1-11727 (8-K) (6/14/04)	10.35	Purchase and Sale Agreement dated April 25, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.15.1	1-11727 (8-K) (6/14/04)	10.35.1	First Amendment to Purchase and Sale Agreement and Closing Agreement dated June 1, 2004, between TXU Fuel Company and Energy Transfer Partners, L.P.

10.16	1-11727 (10-Q) (5/31/04)	10.36	Third Amended and Restated Credit Agreement dated March 31, 2004, among Heritage Operating L.P. and the Banks.

10.17	1-11727 (8-K) (1/19/05)	10.1	Credit Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit

10.17.1	1-11727 (10-Q) (2/28/05)	10.40.1	First Amendment to Credit Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, and other lenders party thereto.

10.18	1-11727 (8-K) (1/19/05)	10.2	Guaranty dated January 18, 2005, by the Subsidiary Guarantors in favor of Wachovia Bank, National Association, as the administrative agent for the lenders.

10.18.1	1-11727 (10-Q) (2/28/05)	10.41.1	Guaranty Supplement dated February 24, 2005.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21	1-11727 (8-K/A) (3/17/05)	10.3	Loan Agreement dated as of January 26, 2005, between LaGrange Acquisition, L.P., as Borrower, and LaGrange Energy, L.P., as Lender.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

10.27.1	1-11727 (8-K) (12/16/05)	10.1	Credit Agreement dated December 12, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse, Deutsche Bank AG and UBS Loan Finance

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit

			LLC, as senior managing agents, Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents, and other lenders party thereto.

10.28	1-11727 (8-K) (12/16/05)	10.2	Guaranty, effective as of December 13, 2005, by the subsidiary guarantors thereto in favor of Wachovia Bank, National Association, as administrative agent for the Lenders.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.30	333-128097	10.30	Shared Services Agreement dated as of August 26, 2005, among Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

10.31	1-11727 (10-Q) (5/31/06)	10.48	Credit Agreement dated as of May 31, 2006, among Energy Transfer Partners, L.P., as the Borrower, Credit Suisse, Cayman Islands Branch as administrative agent, and the other lenders party hereto, Credit Suisse Securities (USA) LLC and Banc of America Securities, LLC, as joint lead arrangers and co-documentation and syndication agents.

10.32	1-11727 (10-Q) (5/31/06)	10.49	Amended and Restated Credit Agreement dated as of June 29, 2006, among Energy Transfer Partners, L.P., as the Borrower, Wachovia Bank, National Association as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, BNP Paribas and The Royal Bank of Scotland, plc, as co-documentation agents, Deutsche Bank Securities, Inc., Credit Suisse, Cayman Islands Branch, UBS Securities, LLC, JPMorgan Chase Bank, N.A. and Suntrust Bank as senior managing agents and the other lenders party hereto Wachovia Capital Markets, LLC as sole lead arranger and sole book manager.

10.33	1-11727 (10-Q) (5/31/06)	10.50	Guarantee for the Amended and Restated Credit Agreement dated as of June 29, 2006.

10.34	1-32740 (10-K) (8/31/06)	10.34	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2006, among Energy Transfer Equity, L.P., as the borrower, Wachovia Bank, National Association as administrative agent, UBS Loan Finance LLC, as syndication agent, BNP Paribas, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and UBS Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)	99.1	Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.44**	1-32740 (8-K)(12/26/06)	99.1	LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)	99.1	Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)	10.45	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.49	1-11727 (8-K)(10/9/07)	10.1	Credit Agreement dated as of October 5, 2007 by an among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, and certain other lenders party thereto.

Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
21.1	1-32740 (10-Q 2/28/07)	21.1	List of Subsidiaries.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C., its General Partner

Date: January 9, 2008	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly
authorized to sign on behalf of the registrant)