Form 10-QT
period 2007-12-31
Energy Transfer Equity, L.P.
filed 2008-02-11
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from September 1, 2007 to December 31, 2007

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

At February 11, 2008, the registrant had units outstanding as follows:

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A, Risk Factors” in this Transition Report on Form 10-Q as well as the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission on October 30, 2007.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	December 31, 2007	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,557	$77,350
Marketable securities	3,002	3,099
Accounts receivable, net of allowance for doubtful accounts	822,027	637,676
Accounts receivable from related companies	18,070	5,979
Inventories	361,954	192,276
Deposits paid to vendors	42,273	45,490
Prepaid expenses and other current assets	99,913	88,708

Total current assets	1,403,796	1,050,578
PROPERTY, PLANT AND EQUIPMENT, net	6,852,458	5,971,127
ADVANCES TO AND INVESTMENT IN AFFILIATES	86,167	56,564
GOODWILL	757,698	748,018
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	361,975	356,802

Total assets	$9,462,094	$8,183,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	December 31, 2007	August 31, 2007
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$673,116	$487,834
Accounts payable to related companies	48,012	19,136
Exchanges payable	40,382	34,252
Customer advances and deposits	75,831	81,919
Accrued and other current liabilities	357,024	262,611
Current maturities of long-term debt	47,068	47,063

Total current liabilities	1,241,433	932,815

LONG-TERM DEBT, less current maturities	5,870,106	5,198,676
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	46,479	3,685
DEFERRED INCOME TAXES	199,934	198,947
OTHER NON-CURRENT LIABILITIES	12,986	13,666
MINORITY INTERESTS	2,106,819	1,882,432
COMMITMENTS AND CONTINGENCIES

Total liabilities	9,477,757	8,230,221

PARTNERS’ CAPITAL (DEFICIT):
General Partner	192	24
Limited Partners - Common Unitholders (222,829,956 and 222,828,332 units authorized, issued and outstanding at December 31, 2007 and August 31, 2007, respectively)	(4,628)	(58,918)

	(4,436)	(58,894)
Accumulated other comprehensive income (loss), per accompanying statements	(11,227)	11,762

Total partners’ deficit	(15,663)	(47,132)

Total liabilities and partners’ capital (deficit)	$9,462,094	$8,183,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Four Months Ended December 31,
	2007	2006
REVENUES:
Natural gas operations	$1,832,192	$1,668,667
Retail propane	471,494	409,821
Other	45,656	83,978

Total revenues	2,349,342	2,162,466

COSTS AND EXPENSES:
Cost of products sold, natural gas operations	1,343,237	1,382,473
Cost of products sold, retail propane	315,698	256,994
Cost of products sold, other	14,719	50,376
Operating expenses	221,757	173,365
Depreciation and amortization	75,406	52,840
Selling, general and administrative	61,874	43,602

Total costs and expenses	2,032,691	1,959,650

OPERATING INCOME	316,651	202,816

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(103,375)	(82,979)
Equity in earnings (losses) of affiliates	(94)	4,743
Gain on disposal of assets	14,310	2,212
Other income (expense), net	(34,734)	2,248

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	192,758	129,040
Income tax expense	9,949	2,155

INCOME BEFORE MINORITY INTERESTS	182,809	126,885
Minority interests	(90,132)	(50,204)

NET INCOME	92,677	76,681
GENERAL PARTNER’S INTEREST IN NET INCOME	287	290

LIMITED PARTNERS’ INTEREST IN NET INCOME	$92,390	$76,391

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.41	$0.45

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,916	170,691,287

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.41	$0.45

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,916	170,691,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Four Months Ended December 31,
	2007	2006
Net income	$92,677	$76,681

Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains and losses on derivative instruments accounted for as cash flow hedges included in net income	(17,970)	(23,698)
Change in value of derivative instruments accounted for as cash flow hedges	(2,221)	158,916
Change in value of available-for-sale securities	(98)	(401)
Minority interests	(2,700)	(67,473)

Comprehensive income	$69,688	$144,025

Reconciliation of Accumulated Other Comprehensive Income (Loss), net of tax

Balance, beginning of period	$11,762	$2,276

Current period reclassification to earnings	(17,970)	(23,698)
Current period change in value	(2,319)	158,515
Minority interests	(2,700)	(67,473)

Balance, end of period	$(11,227)	$69,620

Components of Accumulated Other Comprehensive Income (Loss), net of tax

Commodity related hedges	$25,497	$134,649
Interest rate hedges	(22,439)	7,336
Available-for-sale securities	483	(101)
Minority interests	(14,768)	(72,264)

Balance, end of period	$(11,227)	$69,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

FOR THE FOUR MONTHS ENDED DECEMBER 31, 2007

(Dollars in thousands)

(unaudited)

	General Partner	Common Unitholders
Balance, August 31, 2007	$24	$(58,918)
Distribution to partners	(270)	(86,904)
Unit-based compensation	—	23
Subsidiary sale of common units	151	48,781
Net income	287	92,390

Balance, December 31, 2007	$192	$(4,628)

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Four Months Ended December 31,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$147,118	$318,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(337,092)	(67,089)
Capital expenditures	(647,735)	(331,489)
Advances to and investment in affiliates	(32,594)	(953,247)
Proceeds from the sale of assets	21,478	7,644

Net cash used in investing activities	(995,943)	(1,344,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,742,802	2,911,149
Principal payments on debt	(1,062,272)	(1,941,610)
Subsidiary Equity offering net of issue costs	234,887	—
Net proceeds from issuance of Common Units	—	213,287
Distributions to Partners	(87,174)	(39,867)
Debt issuance costs	(211)	(21,302)

Net cash provided by financing activities	828,032	1,121,657

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,793)	96,411
CASH AND CASH EQUIVALENTS, beginning of period	77,350	26,204

CASH AND CASH EQUIVALENTS, end of period	$56,557	$122,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

The accompanying condensed consolidated balance sheet as of August 31, 2007, which has been derived from audited financial statements and the unaudited transition period financial statements and notes thereto of Energy Transfer Equity, L.P. and subsidiaries (“the Partnership”, “ETE” or the “Parent Company”) presented herein for the four-month periods ended December 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations and maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

The unaudited condensed consolidated financial statements of the Partnership presented herein for the four-month transition period ended December 31, 2007 include the results of operations of ETE, ETE’s controlled subsidiary: Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P., the General Partner of ETP (“ETP GP”), and Energy Transfer Partners, L.L.C., the General Partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating, L.P. (“HOLP”), Titan Energy Partners, L.P. (“Titan”), Heritage Holdings, Inc. (“HHI”) Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”) for the entire period. The results of operations for the four months ended December 31, 2006 include ETP’s purchase of 50% of CCE Holdings LLC (“CCEH”) since November 1, 2006 through November 30, 2006 and ETP’s purchase of Transwestern on December 1, 2006.

LE GP, LLC (“LE GP”), the general partner of ETE, is a Delaware limited liability company which is ultimately owned by the Chief Executive Officer of ETP, Ray Davis, a director of ETE, Natural Gas Partners VI, L.P., a venture capital investor, and Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”).

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the four-month periods ended December 31, 2007 and 2006, respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of ETE and subsidiaries for the fiscal year ended August 31, 2007 presented in the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, as filed with the Securities and Exchange Commission on October 30, 2007.

On November 7, 2007, the Board of Directors of the General Partner of the Partnership approved an amendment to the Third Amended and Restated Agreement of Limited Partnership of the Partnership, and this amendment became effective on November 9, 2007. This amendment changes the fiscal year of the Partnership to the calendar year. Thus, our next full fiscal year will begin on January 1, 2008. These financial statements are being filed as part of a transition report on Form 10-Q covering the transition period that began September 1, 2007 and ended December 31, 2007. Pursuant to Form 8-K.I. Item 5.03, Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year, the Partnership has also presented the data for the four-month period ended December 31, 2006 for comparison purposes.

Business Operations

Currently, the Parent Company’s business operations are conducted only though ETP’s subsidiary operating partnerships (collectively referred to as the “Operating Partnerships”). The Parent Company’s principal sources of cash flow are its direct and indirect investments in the limited and General Partner interests in ETP.

The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its general and limited partners. The Parent Company-only assets and liabilities of ETE are not available to satisfy the debts and other obligations of ETP and its consolidated subsidiaries. In order to fully understand the financial condition of the Partnership on a stand-alone basis, see Note 19 for stand-alone financial information apart from that of the consolidated partnership information included herein.

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

Four-Month Transition Period Ended December 31, 2007

On October 5, 2007, ETP acquired the Canyon Gathering System midstream business of Canyon Gas Resources, LLC from Cantera Resources Holdings, LLC (the “Canyon acquisition”) for $305,152 in cash, subject to working capital adjustments as defined in the purchase and sale agreement. The Canyon Gathering System has over 400,000 dedicated acres under long-term contracts. The Canyon assets include a gathering system in the Piceance-Uinta Basin which consists of over 1,800 miles of 2-inch to 16-inch pipe with a projected capacity of over 300,000 MMBtu/d, as well as six conditioning plants for NGL extraction and gas treatment with a processing capacity of 90 MMcf/d. Some of the largest U.S. producers are active in the area and are major customers of the system. The results of the Canyon Gathering System are included in our midstream segment since the acquisition date. The cash paid for this acquisition was financed with borrowings under a new $310,000 ETP term loan facility, as discussed further in Note 13.

The Canyon acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, and the purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, as follows:

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

Four-Month Period Ended December 31, 2006

On November 1, 2006, the Parent Company acquired from Energy Transfer Investments, L.P. (“ETI”, a partnership also controlled by LE GP) the remaining 50% of the Class B Limited Partner interests in ETP GP owned by ETI. The Parent Company recorded this acquisition at ETI’s historical cost of $4,456 as required under GAAP due to the fact that the Parent Company and ETI are companies under common control. As a result, the Parent Company now owns 100% of the Incentive Distribution Rights of ETP. The acquisition was effected through the issuance of 83,148,900 newly created Parent Company Class C Units and the assumption by the Parent Company of approximately $70,500 of ETI’s indebtedness. The assumption of this debt represents a non-cash financing activity. The Class C Units were recorded at the net value of the debt assumption (accounted for as a distribution to ETI) and the historical value of the ETP GP Class B Units acquired, a net amount of ($66,044). The Class C Units, which had essentially the same voting rights and rights to distributions as the Common Units and Class B Units, converted into Common Units upon approval by the ETE Common Unitholders on February 22, 2007.

Also on November 1, 2006, the Parent Company acquired additional limited partner interests in ETP (Class G Units, which subsequently converted to Common Units on May 1, 2007), which increased the Parent Company’s aggregate ownership in ETP’s limited partner interests to approximately 46% (currently approximately 44%, see Note 14).

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

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the four-month period ended December 31, 2006 are presented as if the Transwestern acquisition had been made on September 1, 2006. The operations of Transwestern have been included in our statements of operations since acquisition.

Four Months Ended December 31, 2006
Revenues	$2,221,358
Net income	$74,980
Limited Partners’ interest in net income	$74,697
Basic earnings per Limited Partner Unit	$0.35
Diluted earnings per Limited Partner Unit	$0.35

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

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the four months ended December 31, 2007 and 2006 represent the actual results in all material respects.

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

FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2, issued in December 2006, provides guidance related to the accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (“SFAS 5”). FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS 5. We adopted this Staff Position on September 1, 2007 and the impact was not significant (see Note 14).

FASB Statement No. 157, Fair Value Measurement, (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact of our adoption of this statement effective January 1, 2008 on our consolidated financial statements.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). Issued in September 2006, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and disclosure provisions of SFAS 158 on December 1, 2006 in connection with our acquisition of Transwestern, the effect of which was not material. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of this statement on January 1, 2008 did not have a material impact on our consolidated financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (discussed above). We are currently evaluating the impact of our adoption of this statement effective January 1, 2008 on our consolidated financial statements.

FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). On December 4, 2007, the FASB issued SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (currently referred to as “minority interests”) will be valued at fair value at the acquisition date;

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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No, 51 (“SFAS 160”). On December 4, 2007, the FASB issued SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

4.	EQUITY IN EARNINGS (LOSSES) OF AFFILIATES:

We record our share of net income or loss of equity investees in Equity in Earnings (Losses) of Affiliates in our condensed consolidated statement of operations. For the four months December 31, 2006, such equity earnings consisted primarily of our share of earnings of CCEH for the month ended November 30, 2006 as follows (see Note 2):

For the Month Ended November 30, 2006
Revenues	$19,361

Operating income	$10,018

Equity earnings	$5,202

Net Income	$10,949

Our 50% share of net income	$5,474
Less - amortization of our investment in excess of net assets allocated to property and equipment for November 2006	(363)

Reported equity earnings	$5,111

We transferred our investment in CCEH in the acquisition of Transwestern on December 1, 2006.

5.	CASH, CASH EQUIVALENTS AND SUPPLEMENTAL CASH FLOW INFORMATION:

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

Net cash flows provided by operating activities is comprised as follows:

	Four Months Ended December 31,
	2007	2006
Net Income	$92,677	$76,681

Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,406	52,840
Amortization of finance costs charged to interest	2,441	1,697
Provision for loss on accounts receivable	544	563
Non-cash compensation on unit grants	8,137	4,385
Non-cash executive compensation	442	—
Undistributed earnings of affiliates, net	4,448	(4,742)
Deferred income taxes	37	(3,199)
Gain on disposal of assets	(14,310)	(2,212)
Minority interests and other non-cash	88,063	50,204
Distributions from subsidiary to minority unitholders	(61,517)	(75,868)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(169,263)	(32,895)
Accounts receivable from related companies	(12,091)	(142)
Inventories	(168,430)	9,899
Deposits paid to vendors	3,243	26,548
Exchanges receivable	(4,216)	6,684
Prepaid expenses and other	(7,702)	(15,173)
Intangibles and other long-term assets	2,523	(1,000)
Regulatory assets	(1,918)	1,006
Accounts payable	195,574	(749)
Accounts payable to related companies	28,876	3,006
Customer advances and deposits	(6,775)	(22,695)
Exchanges payable	6,117	(1,842)
Accrued and other current liabilities	48,664	85,546
Other long-term liabilities	(680)	2,427
Income taxes payable	777	890
Price risk management liabilities, net	36,051	157,076

Net cash provided by operating activities	$147,118	$318,935

Non-cash financing and supplemental cash flow information is as follows:

	Four Months Ended December 31,
	2007	2006
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$3,896	$532,631

Subsidiary issuance of Common Units in connection with certain acquisitions	$1,400	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of $12,657 and $4,802 capitalized for December 31, 2007 and 2006, respectively	$79,084	$50,480

Cash paid during the period for income taxes	$9,135	$6,197

6.	ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following:

	December 31, 2007	August 31, 2007
Accounts receivable - midstream and intrastate transportation and storage	$612,533	$529,655
Accounts receivable - interstate transportation	31,676	20,193
Accounts receivable - propane	183,516	93,429
Less - allowance for doubtful accounts	(5,698)	(5,601)

Total, net	$822,027	$637,676

The activity in the allowance for doubtful accounts for the propane operations for the four months ended December 31, 2007 consisted of the following:

Balance, beginning of period	$5,601
Provision for loss on accounts receivable	544
Accounts receivable written off, net of recoveries	(447)

Balance, end of period	$5,698

7.	INVENTORIES:

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

Inventories consisted of the following:

	December 31, 2007	August 31, 2007
Natural gas, propane and other NGLs	$342,457	$174,164
Appliances, parts and fittings and other	19,497	18,112

Total inventories	$361,954	$192,276

8.	GOODWILL:

Goodwill is associated with acquisitions made for our midstream, intrastate transportation and storage, interstate transportation and retail propane segments. In accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill is tested for impairment annually at our fiscal year end. With the change in our year to a calendar year, as discussed in Note 1, the next assessment period for which we will be required to test goodwill will be as of December 31, 2008. The changes in the carrying amount of goodwill during the four-month period ended December 31, 2007 were as follows:

	Midstream	Intrastate Transportation and Storage	Interstate Transportation	Retail Propane	Other	Total
Balance, August 31, 2007	$13,409	$10,327	$107,550	$587,143	$29,589	$748,018
Purchase accounting adjustments	—	—	(8,937)	190	—	(8,747)
Goodwill acquired	10,959	—	—	7,742	—	18,701
Sale of operations	—	—	—	(274)	—	(274)

Balance, December 31, 2007	$24,368	$10,327	$98,613	$594,801	$29,589	$757,698

The purchase price allocations for the Canyon and other fiscal 2008 acquisitions (see Note 2) are preliminary based on estimated fair values. There is no guarantee that the preliminary allocations will not change.

9.	ACCRUED AND OTHER CURRENT LIABILITIES:

Accrued and other current liabilities consist of the following:

	December 31, 2007	August 31, 2007
Accrued wages and benefits	$35,729	$53,504
Capital expenditures	87,622	43,498
Operating expenses	19,773	12,439
Litigation, environmental and other contingencies	35,707	35,707
Interest	78,933	37,275
Income taxes payable	7,264	6,486
Taxes other than income taxes	48,437	42,957
Price risk management liabilities	13,547	2,707
Other	30,012	28,038

Total accrued and other current liabilities	$357,024	$262,611

10.	INCOME TAXES:

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

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the four-month periods ended December 31, 2007 and 2006, our non-qualifying income did not, or was not expected to, exceed the statutory limit.

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

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the four months ended December 31, 2007, we recognized current state income tax expense related to the Texas margin tax of $3,905. There was no comparable state tax expense for the four months ended December 31, 2006.

The components of our federal and state income tax provision are summarized as follows:

	Four Months Ended December 31,
	2007	2006
Current provision:
Federal	$2,990	$4,797
State	5,831	558

Total	8,821	5,355
Deferred provision (benefit):
Federal	516	(2,938)
State	612	(262)

Total	1,128	(3,200)

Total tax provision	$9,949	$2,155

Effective tax rate	5.16%	1.67%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Four Months Ended December 31,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	2.57%	3.48%
Earnings not subject to tax at the Partnership level	(32.41)%	(36.81)%

Effective tax rate	5.16%	1.67%

11.	INCOME PER LIMITED PARTNER UNIT:

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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Four Months Ended December 31,
	2007	2006
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$92,390	$76,391

Weighted average limited partner units	222,829,916	170,691,287

Basic net income per limited partner unit	$0.41	$0.45

Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$92,390	$76,391
Dilutive effect of Unit Grants	(218)	(84)

Diluted net income available to limited partners	$92,172	$76,307

Weighted average limited partner units	222,829,916	170,691,287

Diluted net income per limited partner unit	$0.41	$0.45

12.	MINORITY INTERESTS:

The following table summarizes the changes in minority interest liability during the four months ended December 31, 2007:

Balance, beginning of the period	$1,882,432
Minority interest in net income of subsidiaries	90,132
Distributions and other	(63,756)
Gain on sale of subsidiary Common Units (see Note 14)	(48,932)
Compensation under employee unit awards by subsidiary	8,114
Non-cash executive compensation	1,167
ETP Units tendered by employees to pay taxes	(164)
Change in accumulated other comprehensive income allocable to minority interests	2,700
Subsidiary units issued in connection with public offering	234,887
Subsidiary units issued in connection with certain acquisitions	1,400
Impact of remedial tax allocation	(1,161)

Balance, end of the period	$2,106,819

13.	DEBT OBLIGATIONS:

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of December 31, 2007 was $1,572,643 (including $1,143 in swingline loans). The total amount available under the Parent Company’s debt facilities as of December 31, 2007 was $377,357. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100,000.

Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 6.6475% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1,450,000 Senior Secured Term Loan Facility. The weighted average interest rate was 5.8780% for the amounts outstanding on the Parent Company swingline loans. The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%.

ETP Term Loan Facility

On December 18, 2007, ETP used proceeds received from an equity offering (see Note 14) and funds from the ETP Credit Facility to fully repay the ETP Term Loan Facility, a $310,000, 364-day term loan credit facility ETP executed on October 5, 2007 primarily to finance the Canyon acquisition.

ETP Credit Facility

ETP has available a $2,000,000 revolving credit facility (the “ETP Credit Facility”) that is expandable to $3,000,000 at its option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit

Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2,000,000 unless expanded to $3,000,000) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing is not subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at ETP’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on ETP’s credit rating (0.11% based on ETP’s current rating) with a maximum fee of 0.125%.

As of December 31, 2007, there was a balance of $1,626,948 in revolving credit loans (including $273,948 in swingline loans) and $61,336 in letters of credit. The weighted average interest rate on the total amount outstanding at December 31, 2007, was 5.746%. The total amount available under the ETP Credit Facility, as of December 31, 2007, which is reduced by any amounts outstanding under the swingline loan and letters of credit, was $311,716. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s other current and future unsecured debt.

HOLP Credit Facility

A $75,000 Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150,000. The HOLP Facility has a swingline loan option with a maximum borrowing of $10,000 at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of December 31, 2007, there was $15,000 outstanding on the revolving credit loans. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding letters of credit of $1,002 at December 31, 2007. The weighted average interest rate on the total amount outstanding at December 31, 2007, was 5.97%. The sum of the loans made under the HOLP Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the $75,000 maximum amount of the HOLP Facility. The amount available at December 31, 2007 was $58,998.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of December 31, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

14.	PARTNERS’ CAPITAL AND UNIT-BASED COMPENSATION PLANS:

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

In connection with the March 2007 private placement of 5,006,261 units, the Parent Company executed a registration rights agreement under which it agreed to file a shelf registration statement under the Securities Act within 120 days of closing of the private placement (the “closing”). If the shelf registration statement was not declared effective within 180 days after closing or after becoming effective, or ceased to be effective during the Effectiveness Period (defined as the period during which there are registerable units outstanding) for any period of time in excess of 30 days, each purchaser of the units would be entitled to the payment of liquidated damages. The payment would be equal to 1.0% of the unit purchase price per 30-day period following the 180 day effectiveness period. In certain circumstances, the payment could be made using additional ETE common units. For the four months ended December 31, 2007, an expense of $7,800 has been recorded in other income (expense), net in our consolidated statements of operations for liquidated damages under this registration rights agreement and the registration rights agreement entered into in connection with the November 2006 private placement because the shelf registration was not declared effective within the required timeframe. The liquidated damages were paid to entitled purchasers in December 2007. The S-3 registration statement became effective in October 2007.

Limited Partner Units

Limited partner interests in the Partnership are represented by Common Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement, as amended. As of December 31, 2007, we had limited partner interests represented by 222,829,956 Common Units issued and outstanding that are entitled to receive distributions in accordance with their terms, an aggregated 99.69% Limited Partner interest.

Common Units

The change in Common Units during the four-month period ended December 31, 2007 is as follows:

Balance, beginning of period	222,828,332
Issuance of restricted Common Units under long-term incentive plan	1,624

Balance, end of period	222,829,956

Issuances of Subsidiary Units

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and the underlying book value arising from issuance of units by ETP (excluding unit issuances to the Parent Company) as capital transactions rather than electing the income recognition method as permitted by SEC Staff Accounting Bulletin No. 51 (“SAB 51”). If ETP issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP Units during the four month periods ended December 31, 2007 and 2006.

On December 18, 2007, ETP sold in a public offering 5,000,000 common units representing limited partner interests at $48.81 per ETP common unit. ETP used the offering proceeds of $234,887, net of issuance costs, to repay a portion of the outstanding debt under the ETP Term Loan Facility. The remainder of the outstanding balance of the ETP Term Loan Facility was repaid with borrowings from the ETP Credit Facility. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35,235, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

The Partnership recorded the difference of $48,932 between the carrying amount of the Partnership’s investment in ETP and its share of the underlying book value after giving effect to the above transaction as a capital transaction based on the Partnership’s ownership in ETP being diluted from 45.61% to 43.99% during the four months ended December 31, 2007. The capital transaction is reflected in the Partnership’s consolidated balance sheet as an increase in limited partners’ capital in accordance with the guidance in SAB 51. No deferred taxes were recorded and the transaction had no effect on the Partnership’s income.

Contributions to Subsidiary

The Parent Company indirectly owns the entire 2% general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions in order to maintain its 2% general partner interest in ETP. These contributions are generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. ETP GP was required to contribute $5,009 and $24,489 for the four months ended December 31, 2007 and 2006, respectively. ETE advanced the funds to pay the $24,489 contribution for the four months ended December 31, 2006 and at December 31, 2007 there was $10,814 remaining as a receivable from affiliates in the Parent Company stand alone balance sheet.

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

With the previously announced change in year-end reporting to December 31, ETE has a “transition period” consisting of the four months ended December 2007. Based on this change in timing, on January 18, 2008, the Board of Directors approved the previously announced management recommendation for a one-time four-month distribution, rather than a normal three-month period, to complete the conversion to a calendar year end from the previous August 31 fiscal year end. ETE’s four-month distribution amount will be $0.55 per unit, ($1.64 per unit annualized), representing a distribution of $0.41 per unit for the three-month period and $0.14 per unit for the additional month. This represents an increase of $0.08 per unit on an annualized basis. ETE’s distribution will be paid on February 19, 2008 to Unitholders of record as of the close of business on February 1, 2008.

After this distribution payment, the Parent Company will continue to make quarterly distributions on a three-month basis as we have done in the past. Going forward, the new quarterly distribution payment schedule will be mid February, mid May, mid August, and mid November.

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

The total amount of distributions the Parent Company received from ETP relating to its ownership of limited partner interests, general partner interests and incentive distribution rights of ETP during the four-month transition period ended December 31, 2007 is as follows:

Limited Partner Interest	$51,563
General Partner Interest	3,553
Incentive Distribution Rights	59,315

Total distributions received from ETP	$114,431

ETP also changed its year end from August 31 to December 31 and, in connection with this change, amended its partnership agreement to provide that, in lieu of making a cash distribution for the three-month period ended November 30, 2007, ETP will make a cash distribution for the four-month period ended December 31, 2007. On January 18, 2008 ETP’s Board of Directors approved the management recommended payment of a four-month distribution to ETP Unitholders of $1.125 per unit, representing a distribution of $0.84375 per unit for the three-month period and $0.28125 per unit for the additional month. This represents an increase of $0.075 per unit on an annualized basis. The four-month distribution will be paid on February 14, 2008 to ETP Unitholders of record as of the close of business on February 1, 2008. Based on the number of ETP’s Common Units outstanding at December 31, 2007, the Parent Company would be entitled to receive a cash distribution for this four-month period of $161,198 (or $644,792 on an annualized basis), which consists of $5,110 from the Parent Company’s indirect ownership of the 2% general partner interest in ETP, $85,775 from the Parent Company’s indirect ownership of 100% of the incentive distribution rights in ETP, and $70,313 from the Parent Company’s ownership of 62,500,797 Common Units of ETP.

After this distribution payment, ETP will continue to make quarterly distributions on a three-month basis as it has done in the past with the next scheduled quarterly distribution payments occurring in mid May, mid August, and mid November.

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

We recognized compensation expense of $8,137 and $4,385 for the four months ended December 31, 2007 and 2006, respectively, for ETP’s and the Parent Company’s unit-based compensation plans.

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

Each ETE Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is then in office and, automatically on each September 1st thereafter, will receive an award of Units equal to $15 divided by the fair market value of ETE Common Units on such date (“Annual Director’s Grant”). Each award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan. On December 22, 2006 a total of 1,948 restricted units were granted to ETE Directors and on September 4, 2007 a total of 1,624 restricted units were granted to ETE Directors, which are the only units outstanding under the ETE Long-Term Incentive Plan as of December 31, 2007.

ETP Unit-Based Compensation Plans

2004 Unit Plan

ETP’s Amended and Restated 2004 Unit Award Plan (the “2004 Unit Plan”) provides for awards of up to 1,800,000 ETP Common Units and other rights to its employees, officers, and directors. Any awards that are forfeited or which expire for any reason or any units which are not used in the settlement of an award will be available for grant under the 2004 Unit Plan. Units to be delivered upon the vesting of awards granted under the 2004 Unit Plan may be (i) units acquired by ETP in the open market, (ii) units already owned by ETP or ETP’s General Partner, or (iii) units acquired by ETP or its General Partner directly from ETP, or any other person. ETP may issue units under the 2004 Unit Plan without registration under the federal securities law, in which case holders of these units would be subject to restrictions on their ability to sell these units, or may issue units pursuant to an S-8 registration statement filed in September 2007, in which case the holders of these units would not be subject to these restrictions. As of December 31, 2007, 433,751 ETP Common Units were available for future grants under the 2004 Unit Plan.

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

Prior to December 2007, substantially all of the awards granted to employees under the 2004 Unit Plan required the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award has been structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three year period. The performance criteria are generally based upon the total return (unit price appreciation plus cash distributions) to the ETP Unitholders as compared to a group of publicly traded partnership peer companies. Compensation expense is recorded based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded. ETP has also granted unit awards to employees that vest 20% per year over a five year period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives, including the grant on December 5, 2007 of unit awards to employees relating to an aggregate of 558,750 common units.

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

ETP assumed a weighted average risk-free interest rate of 3.70% for the four months ended December 31, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each employee grant. For the employee awards outstanding as of the period ended December 31, 2007, the grant-date average per unit cash distributions were estimated to be $7.56. Upon vesting, ETP Common Units are issued.

The following table shows the activity of the employee grants during the four months ended December 31, 2007:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2007	557,437	$39.08
Awards granted	716,830	42.45
Awards vested	(56,482)	35.14
Awards forfeited	(178,256)	35.31

Unvested awards as of December 31, 2007	1,039,529	$42.27

The total expected compensation expense to be recognized related to the unvested employee awards as of December 31, 2007 is $20,547 for the year ending December 31, 2008, $7,228 for the year ending December 31, 2009, $3,580 for the year ending December 31, 2010, $1,936 for the year ending December 31, 2011, and $782 for the year ending December 31, 2012.

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

We assumed a weighted average risk-free interest rate of 4.48% for the four months ended December 31, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each Director Grant. For the unvested Director Awards as of December 31, 2007, the grant-date average per unit cash distributions were estimated to be $6.15.

The following table shows the activity of the Director awards granted during the four months ended December 31, 2007:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2007	12,166	$27.63
Annual Director Grants	2,880	45.87
Awards vested	(8,118)	23.14

Unvested awards as of December 31, 2007	6,928	$40.47

The total expected compensation expense to be recognized related to the unvested Director Awards as of December 31, 2007 is $110 for the year ending December 31, 2008, $38 for the year ending December 31, 2009, and $9 for the year ending December 31, 2010.

Long-Term Incentive Grants. The Compensation Committee of ETP may, from time to time, grant awards under the Plan to any ETP executive officer or any ETP employee it may designate as a participant in accordance with general guidelines under the Plan. These guidelines include (i) options to purchase a specified number of ETP Common Units at a specified exercise price, which are clearly designated in the award as either an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code, or a “non-qualifying stock option” that is not intended to qualify as an incentive stock option under Section 422; (ii) Unit Appreciation Rights that specify the terms of the fair market value of the award on the date the unit appreciation right is exercised and the strike price; (iii) units; or (iv) any combination hereof. As of December 31, 2007, there have been no Long-Term Incentive Grants made under the Plan.

Related Party Awards

Through December 31, 2007, a partnership (McReynolds Equity Partners, L.P., formerly FEM Group, L.P.), the general partner of which is owned and controlled by our President has awarded to certain new officers of ETP certain rights related to units of ETE previously issued by ETE to our President and held by such partnership. These rights include the economic benefits of ownership of these units based on a 5-year vesting schedule whereby the officer will vest in the units at a rate of 20% per year. None of the costs related to such awards are paid by ETP or ETE. Based on GAAP covering related party transactions and unit-based compensation arrangements, the

Parent Company and ETP are recognizing non-cash compensation expense over the vesting period based on the grant date market value of ETE units awarded the ETP employees assuming no forfeitures. Rights related to 55,000 of the ETE units vested in December 2007. Awards granted for the four months ended December 31, 2007 result in a total non-cash compensation expense of approximately $23,523 to be recognized over the related vesting period. For the four-month period ended December 31, 2007, we recognized non-cash compensation expense of $3,551, as a result of these awards. As these units were outstanding prior to these awards, the awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. ETP expects to recognize non-cash compensation expense as follows in future periods related to these awards:

Years Ending:
December 31, 2008	$6,939
December 31, 2009	4,122
December 31, 2010	2,399
December 31, 2011	1,146
December 31, 2012	175

15.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

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

The Phoenix project, as filed with the FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. Total project costs are estimated to be approximately $710,000 including AFUDC with projected phased-in service dates in the third and fourth calendar quarter of 2008. On September 21, 2007, the FERC issued the final Environmental Impact Statement to Transwestern and on November 15, 2007 the FERC issued an order granting Transwestern its Certificate of Public Convenience and Necessity (“Order”). Pursuant to the Order, Transwestern filed its initial Implementation Plan on November 14, 2007 and accepted the Order on November 19, 2007. On December 17, 2007, two parties filed requests for rehearing of the Order and on December 20, 2007, one party filed a motion to stay the Order. On January 16, 2008, the FERC issued an order granting rehearing for the limited purpose of further consideration of the matters raised or to be raised. The FERC certificate issued on November 15, 2007 remains effective and binding. Transwestern has filed motions opposing both the stay and request for rehearing. Transwestern has incurred expenditures of $260,489 through December 31, 2007 for the Phoenix project.

On December 13, 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of Midcontinent Express Pipeline (“MEP”). MEP, an approximately 500-mile interstate natural gas pipeline that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, is currently pending necessary regulatory approvals. On February 14, 2007, MEP initiated public review of the project pursuant to the FERC’s NEPA pre-filing review process. MEP filed its application with the FERC for a Natural Gas Act Section 7 Certificate of Public Convenience and Necessity in October, 2007. The Section 7 Certificate must be granted before construction may commence. The approximately $1,322,000 pipeline project is expected to be in service by the first calendar quarter of 2009.

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

We have certain non-cancelable leases for property and equipment which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases totaled approximately $9,424 and $8,933 for the four-month periods ended December 31, 2007 and 2006, respectively and has been included in operating expenses in the accompanying statements of operations.

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

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to the FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2008 calendar year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETP for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETP contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5,900, plus interest and costs. This producer has also filed a complaint at FERC against us and ETP requesting an agency hearing and claiming that we and ETP violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5,900. This producer has requested refunds and other remedies. On December 20, 2007, the FERC denied this producer’s request to intervene in the FERC proceeding and on February 6, 2008 the FERC dismissed this producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.

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

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariffs, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of the FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was filed on or about July 31, 2007. Appellees’ opposition brief was filed on or about November 21, 2007.

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

As of December 31, 2007 and August 31, 2007, an accrual of $30,504 and $30,275, respectively, was recorded as accrued and other current liabilities and other non-current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $11,687. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2007 or our August 31, 2007 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of December 31, 2007 and August 31, 2007, an accrual on an undiscounted basis of $15,732 and $16,455, respectively, was recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Through December 31, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Through December 31, 2007, a total of $4,996 of capital costs and $4,495 of operating and maintenance costs have been incurred for pipeline integrity testing for our transportation assets other than Transwestern. Through December 31, 2007, a total of $4,211 of capital costs and $551 of operating and maintenance costs have been incurred for pipeline integrity costs for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

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

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income (expense), net for the four months ending December 31, 2007. For the four months ended December 31, 2006, such gains or losses were reported in interest expense.

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

We use a combination of financial instruments including, but not limited to, futures, price swaps, options and basis swaps to manage our exposure to market fluctuations in the prices of natural gas and NGLs. We enter into these financial instruments with brokers who are clearing members with NYMEX and directly with counterparties in the over-the-counter (“OTC”) market. We are subject to margin deposit requirements under the OTC agreements and NYMEX positions. NYMEX requires brokers to obtain an initial margin deposit based on an expected volume of the trade when the financial instrument is initiated. This amount is paid to the broker by both counterparties of the financial instrument to protect the broker from default by one of the counterparties when the financial instrument settles. We also have maintenance margin deposits with certain counterparties in the OTC market. The payments on margin deposits occur when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date. We had net deposits with derivative counterparties of $42,248 and $45,490 as of December 31, 2007 and August 31, 2007, respectively, reflected as deposits paid to vendors on our condensed consolidated balance sheets.

The market prices used to value our financial derivatives and related transactions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques.

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period the hedged transactions occur. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting the change in market value is recorded in cost of products sold in the condensed consolidated statements of operations. We reclassified into earnings gains of $17,145 and $23,716 for the four months ended December 31, 2007 and 2006, respectively, related to commodity financial instruments that were previously reported in OCI.

We expect gains of $25,113 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs. The majority of our commodity-related derivatives are expected to settle within the next year.

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

The following table details the outstanding commodity-related derivatives as of December 31, 2007 and August 31, 2007, respectively:

December 31, 2007

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	2,732,500	2008-2009	$(2,767)
Swing Swaps IFERC	Gas	(4,640,000)	2008	(1,515)
Fixed Swaps/Futures	Gas	(26,987,500)	2008-2009	14,230
Forward Physical Contracts	Gas	(17,847,140)	2008	(1,063)
Options	Gas	(670,000)	2008	(161)
Forward/Swaps - in Gallons	Propane	9,282,000	2008	3,319

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(18,362,500)	2008	$2,298

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(11,255,000)	2008-2009	$(1,262)
Fixed Swaps/Futures	Gas	(13,120,000)	2008-2009	26,913

August 31, 2007

Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	14,195,262	2007-2009	$5,551
Swing Swaps IFERC	Gas	7,282,500	2007-2008	(514)
Fixed Swaps/Futures	Gas	(590,000)	2007-2009	1,298
Forward Physical Contracts	Gas	(6,437,413)	2007-2008	343
Options	Gas	(976,000)	2007-2008	(346)
Forward/Swaps - in Gallons	Propane	8,862,000	2007-2008	777

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(4,922,500)	2007-2008	$2,390
Swing Swaps IFERC	Gas	(21,250,000)	2007	(33)
Forward Physical Contracts	Gas	—	2007	323
Fixed Swaps/Futures	Gas	(10,275,000)	2007	(177)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,962,500)	2007-2008	$124
Fixed Swaps/Futures	Gas	(11,230,000)	2007-2009	23,078

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

During the four months ended December 31, 2007, the Partnership discontinued application of hedge accounting in connection with certain derivative financial instruments that were qualified for and designated as cash flow hedges related to forecasted sales of natural gas stored in the Partnership’s Bammel storage facilities. The discontinuation resulted from management’s determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable of occurring by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during December 2007. One of the key criteria to achieve hedge accounting under SFAS 133 is that the forecasted transaction be probable of occurring as originally set forth in the hedge documentation. As a result, during the four months ended December 31, 2007, the Partnership recognized previously deferred unrealized gains of $9,186 from the discontinued application of hedge accounting, which is included in the reclassification into earnings from OCI. No such gains or losses were recognized during the four months ended December 31, 2006. The Partnership classified the unrealized gains as costs of products sold in its consolidated statement of operations.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income (expense), net in the four-month period ending December 31, 2007. For the four-month period ended December 31, 2006, gains or losses related to our interest rate derivatives were reported in interest expense.

The following table represents interest rate swap derivatives at December 31, and August 31, 2007:

				Fair Value Asset (Liability) as of
Term	Notional Amount	Type	SFAS 133 Hedge	December 31, 2007	August 31, 2007
March 2009	$125,000	Pay Fixed 5.14% Receive Float	No	$(1,530)	$(498)
May 2016	300,000	Pay Fixed 5.2% Receive Float	No	(15,870)	(2,609)
November 2012	700,000	Pay Fixed 4.84% Receive Float	Yes	(23,281)	1,490
November 2012	500,000	Pay Fixed 4.57% Receive Float	No	(16,020)	(476)

We reclassified into earnings gains of $650 and $229 for the four months ended December 31, 2007 and 2006, respectively, related to interest rate swaps that were previously reported in OCI. We expect losses of $4,917 to be reclassified into earnings over the next twelve months related to income on interest rate financial instruments currently reported in OCI. The amount ultimately realized, however, could differ as interest rates and the timing of debt issuances change.

The following table represents pre-tax balances in OCI related to interest rate swaps accounted for as hedges as of December 31, and August 31, 2007:

				Other Comprehensive Income (Loss) as of
Date Settled	Term	Notional Amount	Type	December 31, 2007	August 31, 2007
Quarterly through maturity	2012	$700,000	Pay Fixed 4.84% Receive Float	$(23,365)	$1,182
April 2007	2014	400,000	LIBOR Forward Starting	(11,135)	(11,562)
June 2006	2016	200,000	Treasury Lock	12,210	12,597
January 2005	2017	100,000	Treasury Lock	(269)	(280)

				$(22,559)	$1,937

Summary of Derivative Gains and Losses

The following represents gains (losses) on derivative activity for the periods presented:

	Four Months Ended December 31,
	2007	2006
Commodity-related
Unrealized non-trading gains recognized in cost of products sold related to commodity-related derivative activity, excluding ineffectiveness	$4,934	$5,765
Ineffective portion of derivatives qualifying for hedge accounting recognized in cost of products sold	8,472	307
Realized non-trading gains related to commondity-related derivatives included in cost of products sold	13,625	15,111
Trading unrealized losses recognized in revenues	(205)	(16,998)
Trading realized gains (losses) recognized in revenues	(2,094)	19,842

Interest rate swaps
Unrealized losses on interest rate swap included in other income (December 2007) and interest expense (December 2006), excluding ineffectiveness	$(30,059)	$(407)
Ineffective portion of derivatives qualifying for hedge accounting included in interest expense	(2)	26
Realized gains on interest rate swap included in interest expense and other income, net, in 2007, and interest expense in prior periods	2,097	1,189

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

During the four months ended December 31, 2007, the Operating Partnerships made the following purchases from affiliates of Enterprise G.P. Holdings, L.P. (“Enterprise”):

Enterprise Transactions	Product	Volumes (in thousands)	Dollars
Propane Operations -
Purchases	Propane - gallons	112,961	$175,839

Natural Gas Operations -
Sales	NGLs - gallons	3,240	4,726
	Natural Gas - MMBtu	2,036	11,452
	Fees	—	610

Purchases	Natural Gas Imbalances - MMBtu	313	(911)
	Natural Gas - MMBtu	3,577	23,341
	Fees	—	311

Accounts receivable from and payable to related companies as of December 31, 2007 and August 31, 2007 relate primarily to activities in the normal course of business.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines, and ETC OLP sells natural gas to Enterprise. The following table summarizes the related party balances with Enterprise on our condensed consolidated balance sheets related to our natural gas operations:

	December 31, 2007	August 31, 2007
Accounts receivable	$9,770	$2,010
Accounts payable	$6,840	$4,553
Imbalance payable	$6,218	$7,100

Our propane operations have accounts receivable from Enterprise of $3,396 as of December 31, 2007. There was no balance receivable from Enterprise for our propane operations at August 31, 2007. Accounts payable to Enterprise for our propane operations were $41,939 and $8,900 as of December 31, 2007 and August 31, 2007, respectively.

Accounts receivable from related companies excluding Enterprise consist of the following:

	December 31, 2007	August 31, 2007
LE GP	$174	$148
MEP	743	2,291
Energy Transfer Technologies, Ltd.	922	943
Others	3,065	587

Total accounts receivable from related companies excluding Enterprise	$4,904	$3,969

The Chief Executive Officer (“CEO”) of ETP’s General Partner, Mr. Kelcy Warren, voluntarily determined that effective October 19, 2007, his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined the cash bonus of $750 for our fiscal year 2007 that had been accrued for him as of August 31, 2007, and decided that he would not accept any future equity awards under the 2004 Unit Plan. In accordance with GAAP, we recorded compensation expense and an offsetting capital contribution of $417 for the four months ended December 31, 2007 as an estimate of the reasonable compensation level for the CEO position, and transferred the $750 accumulated fiscal year 2007 bonus from accrued liabilities to ETP’s partners’ capital.

18.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments which conduct business exclusively in the United States of America, as follows:

•	natural gas operations -

•	midstream

•	intrastate transportation and storage

•	interstate transportation

•	retail propane operations

The December 1, 2006 acquisition of Transwestern (see Note 2), resulted in a new reporting segment, our interstate transportation operations. The comparability of the segment operations information is affected by this addition. The volumes and results of operations data for the four months ended December 31, 2007 include the interstate operations for the entire period. However, the volumes and results of operations for the four months ended December 31, 2006 include the interstate operations only since the acquisition date forward. The comparability of the segment data for the four-month period ending December 31, 2007 to the prior period is also affected by the allocation of administrative expenses, as discussed further below.

Segments below the quantitative thresholds are classified as “other”. The components of the “other” classification have not met any of the quantitative thresholds for determining reportable segments. Management has included the wholesale propane operations in “other” for all periods presented in this report because such operations are not material.

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general, administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. Effective with the Transwestern acquisition on December 1, 2006, we began allocating administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”) which is based on factors such as respective segments’ gross margins, employee costs, and property and equipment. The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month. The amounts allocated for the four months ended December 31, 2007 were approximately $6,761 to the midstream and intrastate transportation segments, $2,613 to the interstate transportation segment and $5,992 to the propane segment, for a total of approximately $15,366. These amounts were offset by costs allocated to the Partnership from the Operating Partnerships for support services. The amounts allocated to the Partnership, using the MMFC, from the midstream and intrastate transportation and propane segments for the four months ended December 31, 2007 were $2,440 and $850, respectively. No such amounts were allocated to the Partnership from the interstate transportation segment for the four months ended December 31, 2007.

The following table presents the financial information by segment for the following periods:

	Four Months Ended December 31,
	2007	2006
Volumes:
Midstream
Natural gas MMBtu/d - sold	1,090,090	968,016
NGLs Bbls/d - sold	25,389	12,458
Transportation and storage
Natural gas MMBtu/d - transported	8,787,387	4,889,029
Natural gas MMBtu/d - sold	1,259,566	1,379,721
Interstate transportation
Natural gas MMBtu/d - transported	1,708,477	1,791,437
Retail propane gallons (in thousands)	205,311	214,623

	Four Months Ended December 31,
	2007	2006
Revenues:
Midstream	$1,166,313	$905,392
Eliminations	(664,522)	(451,599)
Intrastate transportation and storage	1,254,401	1,195,871
Interstate transportation	76,000	19,003
Retail propane and other retail propane related	511,258	449,841
All other	5,892	43,958

Total revenues	$2,349,342	$2,162,466

Cost of Sales:
Midstream	$1,043,191	$839,561
Eliminations	(664,522)	(451,599)
Intrastate transportation and storage	964,568	994,511
Retail propane and other retail propane related	325,158	267,338
All other	5,259	40,032

Total cost of sales	$1,673,654	$1,689,843

Depreciation and Amortization:
Midstream	$14,943	$7,748
Intrastate transportation and storage	23,429	19,020
Interstate transportation	12,305	3,191
Retail propane and other retail propane related	24,537	22,520
All other	192	361

Total depreciation and amortization	$75,406	$52,840

Operating Income (Loss):
Midstream	$71,853	$40,421
Intrastate transportation and storage	169,361	109,262
Interstate transportation	29,657	11,854
Retail propane and other retail propane related	46,747	49,841
All other	(796)	528
Selling general and administrative expenses not allocated to segments	(171)	(9,090)

Total operating income	$316,651	$202,816

Other items not allocated by segment:
Interest expense	$(103,375)	$(82,979)
Equity in earnings (losses) of affiliates	(94)	4,743
Gain on disposal of assets	14,310	2,212
Other income (expense), net	(34,734)	2,248
Income tax expense	(9,949)	(2,155)
Minority interests	(90,132)	(50,204)

	(223,974)	(126,135)

Net income	$92,677	$76,681

	December 31, 2007	August 31, 2007
Total Assets:
Midstream	$1,444,446	$943,760
Intrastate transportation and storage	4,254,514	3,814,391
Interstate transportation	1,834,941	1,653,363
Retail propane and other retail propane related	1,778,426	1,593,863
All other	149,767	177,712

Total	$9,462,094	$8,183,089

	Four Months Ended December 31,
	2007	2006
Additions to Property, Plant and Equipment Including Acquisitions (accrual basis):
Midstream	$414,722	$109,408
Intrastate transportation and storage	320,965	254,437
Interstate transportation	167,343	1,261,501
Retail propane and other retail propane related	47,553	30,702
All other	953	517

Total	$951,536	$1,656,565

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the stand-alone financial statements of the Parent Company as of December 31, 2007 and August 31, 2007 and for the four-month periods ended December 31, 2007 and 2006 which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

	December 31, 2007	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42	$8,601
Accounts receivable from related companies	11,586	15,470
Prepaid expenses and other	66	1,712

Total current assets	11,694	25,783
ADVANCES TO AND INVESTMENT IN AFFILIATES	1,607,658	1,499,499
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	11,588	12,593

Total assets	$1,630,940	$1,537,875

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$728	$686
Accounts payable to affiliates	1,574	1,609
Accrued and other current liabilities	16,487	8,212
Price risk management liabilities	9,189	—

Total current liabilities	27,978	10,507

LONG-TERM DEBT, less current maturities	1,572,643	1,571,500
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	45,982	3,000
COMMITMENTS AND CONTINGENCIES

	1,646,603	1,585,007

PARTNERS’ CAPITAL (DEFICIT):
General Partner	192	24
Limited Partner - Common Unitholders (222,829,956 and 222,828,332 units authorized, issued and outstanding at December 31, 2007 and August 31, 2007, respectively	(4,628)	(58,918)

	(4,436)	(58,894)
Accumulated other comprehensive income (loss)	(11,227)	11,762

Total partners’ deficit	(15,663)	(47,132)

Total liabilities and partners’ capital (deficit)	$1,630,940	$1,537,875

STATEMENTS OF OPERATIONS

	Four Months Ended December 31,
	2007	2006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,875)	$(3,131)
OTHER INCOME (EXPENSE):
Interest expense	(37,071)	(28,026)
Equity in earnings of affiliates	168,547	107,586
Other income (expense), net	(35,798)	252

INCOME BEFORE INCOME TAXES	92,803	76,681
Income tax expense	(126)	—

NET INCOME	92,677	76,681
GENERAL PARTNER’S INTEREST IN NET INCOME	287	290

LIMITED PARTNERS’ INTEREST IN NET INCOME	$92,390	$76,391

STATEMENTS OF CASH FLOWS

	Four Months Ended December 31,
	2007	2006
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$77,360	$(696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to and investment in subsidiaries	—	(1,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,255	1,243,339
Principal payments on debt	—	(203,822)
Equity offerings	—	213,287
Cash distributions to Partners	(87,174)	(39,867)
Debt issuance costs	—	(11,851)

Net cash provided by (used in) financing activities	(85,919)	1,201,086

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,559)	390
CASH AND CASH EQUIVALENTS, beginning of period	8,601	135

CASH AND CASH EQUIVALENTS, end of period	$42	$525

20.	SUBSEQUENT EVENTS:

On February 5, 2008, ETP entered into a credit agreement providing for a $500,000, 364-day term loan credit facility (the “364-Day Credit Facility”). Borrowings under the 364-Day Credit Facility will be used for general corporate purposes. The 364-Day Credit Facility is a single draw term loan with an applicable Eurodollar rate plus 1.000% per annum based on our current rating by the rating agencies or at Base Rate for designated period. We expect to draw the entire amount on or about February 12, 2008. The indebtedness under the 364-Day Credit Facility is unsecured and is not guaranteed by any of our or ETP’s subsidiaries. Borrowings under the 364-Day Credit Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The loan agreement related to the 364-Day Credit Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance. This loan agreement contains covenants that are similar to the covenants of the ETP Credit Facility.

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

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Transition Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on October 30, 2007. This transition report on Form 10-Q is being filed due to our change in year end, and covers the transition period that began September 1, 2007 and ended December 31, 2007. Pursuant to Form 8-K.I. Item 5.03, Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year, the data for the four-month period ended December 31, 2006 is presented for comparison purposes. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A – “Risk Factors” included in this report and in our Annual Report for the year ended August 31, 2007.

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

Parent Company – Energy Transfer Equity, L.P.

The principal sources of cash flow for the Parent Company are distributions it receives from its direct and indirect investments in limited and general partner interests of ETP. ETE directly or indirectly owns a 2% general partner interest in ETP, 100% of the incentive distribution rights of ETP and 62,500,797 Common Units of ETP. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service and distributions to its partners. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP or the Operating Partnerships.

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

During the past several years we have been successful in completing several acquisitions and business combinations, including the combination of the retail propane operations of Heritage Propane, L.P. and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to this combination, we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

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

We have also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which we believe will provide additional cash flow to our Unitholders for years to come.

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

ETP is consolidated in the accompanying financial statements. As a result of the November 2006 purchase of 26,086,957 Class G Units ETE’s ownership of ETP’s limited partner interests increased from approximately 33% to approximately 46%, subsequently declining to approximately 44% due to ETP’s sale of common units in December 2007. The effect of this transaction is reflected primarily in the “minority interest” caption on the condensed consolidated balance sheets and results of operations.

Analysis of Operating Data – Volumes

Midstream

	Four Months Ended December 31,
	2007	2006	Increase
Natural gas MMBtu/d - sold	1,090,090	968,016	122,074
NGLs Bbls/d - sold	25,389	12,458	12,931

•

Natural gas sales volumes increased principally due to more favorable market conditions during the four months ended December 31, 2007 resulting in higher sales volumes conducted by our producer services’ operations.

•

The increase in NGL sales volumes is principally due to the completion of our Godley processing plant in October 2006 and the continued expansion of the plant since placing it into service. As of December 31, 2007, the Godley plant had approximately 300,000 MMcf/d of cryoprocessing capacity and 100,000 MMcf/d of refrigeration processing capacity.

Intrastate Transportation and Storage

	Four Months Ended December 31,		Increase (Decrease)
	2007	2006
Natural gas MMBtu/d -transported	8,787,387	4,889,029	3,898,358
Natural gas MMBtu/d - sold	1,259,566	1,379,721	(120,155)

•

Transported natural gas volumes increased principally due to the increased volumes experienced on the ET Fuel and East Texas Pipeline systems as a result of the completion of the Cleburne to Carthage Pipeline, increased demand to transport natural gas out of the Barnett Shale and Bossier Sands producing regions, and the continued effort to secure long-term shipper contracts.

•

Natural gas sales volumes on the HPL System decreased primarily due to the new CenterPoint contract that commenced on April 1, 2007. Under the previous contract, we sold and delivered natural gas to CenterPoint for a bundled price. Under the terms of the new agreement, CenterPoint has contracted for 129 Bcf per year of firm transportation capacity combined with 10 Bcf of working gas capacity in our Bammel storage facility.

Interstate Transportation

	Four Months Ended December 31,
	2007	2006	Decrease
Natural gas MMBtu/d - transported	1,708,477	1,791,437	(82,960)

•	The four months ended December 31, 2006 only include volumes transported from the acquisition date of December 1, 2006 to December 31, 2006.

Retail Propane

	Four Months Ended December 31,
	2007	2006	Decrease
Retail propane gallons sold (in thousands)	205,311	214,623	(9,312)

•

Total gallons sold by our retail propane operations decreased due to a combination of below normal degree days, customer conservation, and the slow down of new home construction in our propane markets. The overall weather in our areas of operations during the four months ended December 31, 2007 was 2.9% warmer than the four months ended December 31, 2006 and 9.8% warmer than normal.

Analysis of Results of Operations

Parent Company Only Results

The Parent Company currently has no separate operating activities apart from those conducted by ETP and its Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP.

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Four Months Ended December 31,
	2007	2006	Change
Equity in earnings of affiliates	$168,547	$107,586	$60,961
General and administrative expense	2,875	3,131	(256)
Interest expense	37,071	28,026	9,045
Other income (expense), net	(35,798)	252	(36,050)

The following is a discussion of the highlights of the Parent Company’s stand-alone results of operations for the periods presented.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its ownership of ETP GP and its ownership of ETP LLC. The increase in equity in earnings of affiliates is directly related to the changes in the ETP segment income described below.

Interest Expense. The Parent Company interest expense increased because the Parent Company entered into a $1.3 billion Senior Secured Term Loan Facility on November 1, 2006. Such borrowings were outstanding for the entire four months ended December 31, 2007.

Other Income (Expense), net. The change in other income (expense), net was due primarily to losses of $27.7 million on changes in value of interest rate swaps that are not accounted for as hedges. Such gains and losses were included in interest expense during the four months ended December 31, 2006. The four months ended December 31, 2007 also included an expense of $7.8 million for liquidated damages under the registration rights agreements for the March 2007 and November 2006 private placement of ETE Common Units (as described in Note 14 to our condensed consolidated financial statements).

Consolidated Results

	Four Months Ended December 31,
	2007	2006	Change
Revenues	$2,349,342	$2,162,466	$186,876
Cost of sales	1,673,654	1,689,843	(16,189)

Gross margin	675,688	472,623	203,065

Operating expenses	221,757	173,365	48,392
Selling, general and administrative	61,874	43,602	18,272
Depreciation and amortization	75,406	52,840	22,566

Operating income	316,651	202,816	113,835

Interest expense	(103,375)	(82,979)	(20,396)
Equity in earnings (losses) of affiliates	(94)	4,743	(4,837)
Gain on disposal of assets	14,310	2,212	12,098
Other income (expense), net	(34,734)	2,248	(36,982)
Income tax expense	(9,949)	(2,155)	(7,794)
Minority interests	(90,132)	(50,204)	(39,928)

Net income	$92,677	$76,681	$15,996

See the detailed discussion of revenues, costs of sales, margin and operating expense by operating segment below.

Interest Expense. Interest expense increased $20.4 million principally due to a net $9.0 million increase in interest expense related to borrowings of the Parent Company, a net $13.8 million increase in interest expense related to borrowings on the Partnership’s Senior Notes and the revolving credit facility and $0.5 million of interest on borrowings related to the Transwestern acquisition. Partnership borrowings increased primarily due to the financing of our growth capital expenditures and the Canyon acquisition. The increased interest expense was offset by $2.0 million of unrealized losses related to non-hedged interest rate swaps included in interest expense for the four months ended December 31, 2006. Unrealized gains and losses related to non-hedged interest rate swaps were included in other income (expense), net for the four months ended December 31, 2007. The increase in interest expense was also offset by propane related interest which decreased $2.0 million due primarily to the scheduled debt payments that have occurred between the four-month periods.

Equity in Earnings of Affiliates. The decrease in equity in earnings (losses) of affiliates was due primarily to $5.1 million of equity income from our 50% ownership of CCEH for the month of November 2006. We redeemed our investment in CCEH in connection with our Transwestern acquisition on December 1, 2006. We do not include earnings from equity method unconsolidated affiliates in our measurement of operating income because such earnings have not been significant historically.

Gain on Sale of Assets. On October 1, 2007 we sold our 60% interest in a Canadian wholesale fuel business for a gain of $10.2 million.

Income Tax Expense. As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes.

The increase in income tax expense was primarily related to $3.9 million recorded for the four months ended December 31, 2007 of Texas margin tax that was not effective until January 1, 2007 and $3.9 million of taxes on the gain on the sale of our interest in a Canadian wholesale fuel business.

Other Income (Expense), Net. The change in other income (expense), net is due to the factors discussed above for the Parent Company results.

Minority Interests. The increase in minority interest expense in the four months ended December 31, 2007 is attributable to the increase in income from continuing operations of ETP described below that is allocated to the minority unitholders of our subsidiaries. The minority interest expense primarily represents limited partnership interests in ETP that we do not own.

Segment Operating Results

Operating income by segment is as follows:

	Four Months Ended December 31,
	2007	2006	Change
Midstream	$71,853	$40,421	$31,432
Intrastate Transportation and Storage	169,361	109,262	60,099
Interstate Transportation	29,657	11,854	17,803
Retail Propane	46,747	49,841	(3,094)
Other	(796)	528	(1,324)
Unallocated selling, general and administrative expenses	(171)	(9,090)	8,919

Operating income	$316,651	$202,816	$113,835

We do not believe the Other operating income is material for further disclosure or discussion.

Unallocated Selling, General and Administrative Expenses. Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition, selling, general and administrative expenses are now allocated monthly to the Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”). The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month. For the four months ended December 31, 2007, a net $12.1 million allocation to the Operating Partnerships exceeded total incurred costs.

Midstream

	Four Months Ended December 31,
	2007	2006	Change
Revenues	$1,166,313	$905,392	$260,921
Cost of sales	1,043,191	839,561	203,630

Gross margin	123,122	65,831	57,291

Operating expenses	17,633	11,710	5,923
Selling, general and administrative	18,693	5,952	12,741
Depreciation and amortization	14,943	7,748	7,195

Segment operating income	$71,853	$40,421	$31,432

Gross Margin. Midstream’s gross margin increased by $57.3 million primarily due to the following factors:

•

Increases in processing margin of $37.6 million and fee-based revenue of $17.9 million from our gathering and processing assets. The increase was due to incremental volumes from the completion of our Godley plant in October 2006, the continued expansion of the plant since placing it into service, and the acquisition of three gathering systems during the first six months of the 2007 fiscal year. In addition, our midstream assets benefited from favorable market conditions to process and extract NGLs during the four months ended December 31, 2007. Due to changes in the contract structures at our Godley plant in November 2007, arrangements for which we had been recognizing the increased margin from favorable conditions will convert to long-term fee-based arrangements. As such, we expect margin from processing at our Godley plant to be more predictable and less sensitive to commodity price volatility;

•	Increase in non-trading margin from our marketing activities of $1.0 million. Market conditions resulted in higher sales volumes conducted by our producer services’ operations;

•	Decrease in net trading revenues of $5.2 million; and,

•	Canyon Gathering System – The acquisition of the Canyon Gathering System on October 5, 2007 contributed approximately $5.6 million of incremental margin for the four months ended December 31, 2007.

Operating Expenses. Midstream operating expenses increased $5.9 million, primarily driven by increased employee-related costs such as salaries, incentive compensation and healthcare costs of $2.2 million, increased compressor rentals of $1.5 million, and increased pipeline and compressor maintenance expense of $0.7 million. The increases were principally due to the gathering system acquisitions in fiscal 2007, the start up and continued expansion of the Godley plant, and the Canyon acquisition.

Selling, General and Administrative Expenses. Midstream selling, general and administrative expenses increased $12.7 million which was attributable to $9.2 million in increased legal fees principally related to regulatory matters, a $4.2 million allocation of parent company administrative expenses for overhead costs which previously had not been allocated in 2006, and a $1.9 million increase in employee-related costs such as salaries, incentive compensation and healthcare costs. These factors were offset by a $5.8 million increase of general and administrative expenses being allocated to the transportation segment. The allocation of general and administrative expenses between the midstream and the intrastate transportation and storage segments is based on the MMFC and is intended to fairly present the segment’s operating results.

Depreciation and Amortization. Midstream depreciation and amortization expense increased $7.2 million principally due to additions to property and equipment including the completion and continued expansion of our Godley plant, and the acquisition of certain gathering system in December of 2006.

Intrastate Transportation and Storage

	Four Months Ended December 31,
	2007	2006	Change
Revenues	$1,254,401	$1,195,871	$58,530
Cost of sales	964,568	994,511	(29,943)

Gross margin	289,833	201,360	88,473

Operating expenses	76,428	56,452	19,976
Selling, general and administrative	20,615	16,626	3,989
Depreciation and amortization	23,429	19,020	4,409

Segment operating income	$169,361	$109,262	$60,099

Gross Margin. Intrastate transportation and storage gross margin increased by $88.5 million, principally due to the following factors:

•

Volumes. Overall volumes on our transportation pipelines were higher due to the completion of the Clebourne to Carthage Pipeline, increased demand to transport natural gas out of the Barnett Shale and Bossier Sands producing regions, continued efforts to secure long-term shipper contracts, and the completion of various growth projects subsequent to December 31, 2006. Transportation fees increased approximately $53.2 million. Retention revenue increased approximately $29.7 million due to increased volumes transported through our transportation pipelines;

•

Increase in processing margin of $8.6 million from our HPL system. Processing margins generated from our HPL system benefited from favorable market conditions to process and extract NGLs during the four months ended December 31, 2007; and

•

Net decrease in storage margins of $9.4 million. During the four months ended December 31, 2006, we recognized approximately $27.0 million of margin on 13 Bcf of gas sold from our Bammel facility. Due to market conditions, there were no withdrawals in the same period in 2007; however, we did recognize $9.2 million in gains from the discontinuation of hedge accounting resulting from our determination that originally forecasted sales of natural gas from the Partnership’s Bammel storage facility were no longer probable to occur by the specified time period, or within an additional two-month time period thereafter. In addition, fee-based storage revenues increased $8.4 million primarily due to the new Centerpoint contract which commenced on April 1, 2007 in which Centerpoint contracted for 10 Bcf of working gas capacity in our Bammel storage facility.

Operating Expenses. Intrastate transportation and storage operating expenses increased $20.0 million primarily due to an increase of $11.4 million in fuel consumption, an increase of $4.5 million in electricity costs, an increase of $6.1 million in compressor and pipeline maintenance, and an increase of $2.0 million in employee related costs such as salaries, incentive compensation and healthcare costs. These increases were offset by a $2.8 million decrease in compressor rentals and a $2.9 million decrease in professional fees related to the EMS contract buyout in September 2007.

Selling, General and Administrative Expenses. Intrastate transportation and storage selling, general and administrative expenses increased $4.0 million principally due to an increase in general and administrative expenses allocated from the midstream segment as noted above.

Depreciation and Amortization. Intrastate transportation and storage depreciation and amortization expense increased $4.4 million principally due to additions to property and equipment most notably the Clebourne to Carthage Pipeline.

Interstate Transportation

	Four Months Ended December 31,
	2007	2006	Change
Revenues	$76,000	$19,003	$56,997
Operating expenses	23,922	1,396	22,526
Selling, general and administrative	10,116	2,562	7,554
Depreciation and amortization	12,305	3,191	9,114

Segment operating income	$29,657	$11,854	$17,803

The increase in all categories was due to the acquisition of 100% of Transwestern on December 1, 2006.

Retail Propane

	Four Months Ended December 31,
	2007	2006	Change
Retail propane revenues	$471,494	$409,821	$61,673
Other retail propane related revenues	39,764	40,020	(256)
Retail propane cost of sales	315,698	256,994	58,704
Other retail propane related cost of sales	9,460	10,344	(884)

Gross margin	186,100	182,503	3,597

Operating expenses	102,537	101,508	1,029
Selling, general and administrative	12,279	8,634	3,645
Depreciation and amortization	24,537	22,520	2,017

Segment operating income	$46,747	$49,841	$(3,094)

Revenues. Retail propane revenues increased $61.7 million mainly due to increased sale prices driven by the increased cost of fuel. This increase was offset by 9.8% warmer than normal weather and 2.9% warmer weather than the same period last year.

Costs of Sales. Retail propane cost of sales increased by $58.7 million mainly related to the increase in overall cost of fuel to the company offset by the decrease in gallons sold. On an average, fuel costs were approximately $0.35/gallon higher.

Gross Margin. Overall gross margins increased $3.6 million even though gallon sales decreased. The propane margin remained strong despite warmer weather conditions and higher fuel prices. Optimization of the margins is influenced by market opportunities, independent competitors and concerns for long term retention of customers.

Operating Expenses. Operating expenses increased by $1.0 million. Included in these operating expenses were increases related to higher vehicle fuel costs and other vehicle expenses, offset by the cost conservation efforts of the retail operations and the delay in hiring seasonal staff due to the warmer weather.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to increased administrative expense allocations. Effective with the Transwestern acquisition in December 2006, an allocation of general and administrative expenses based on the MMFC is now made to the operating partnerships, which increased the retail propane selling, general and administrative expenses by a net $5.1 million for the four months ended December 31, 2007. This increase from the allocation of expenses was offset by the reduction of certain personnel costs at the propane operating partnerships.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily due to the depreciation and amortization of assets and amortizable intangibles added through acquisitions made after December 31, 2006.

INCOME TAXES

As a limited partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the four months ended December 31, 2007 and 2006, our non-qualifying income was not expected to, or did not, exceed the statutory limit.

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the four months ended December 31, 2007, we recognized current state income tax expense related to the Texas margin tax of $3.9 million. There is no comparable state tax expense for the period ended December 31, 2006.

Income tax expense consists of the following current and deferred amounts:

	Four Months Ended December 31,
	2007	2006
Current provision:
Federal	$2,990	$4,797
State	5,831	558

Total	8,821	5,355

Deferred provision (benefit):
Federal	516	(2,938)
State	612	(262)

Total	1,128	(3,200)

Total tax provision	$9,949	$2,155

Effective tax rate	5.16%	1.67%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Four Months Ended December 31,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	2.57%	3.48%
Earnings not subject to tax at the Partnership level	(32.41)%	(36.81)%

Effective tax rate	5.16%	1.67%

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by ETP and the Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP. The amount of cash that ETP can distribute to its partners, including the Parent Company, each quarter is based on earnings from ETP’s business activities and the amount of available cash, as discussed below.

The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its general partner and limited partners. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP.

In September 2007, ETE filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the offer and sale of Common Units held by selling unitholders as well as $2.0 billion aggregate offering price of Common Units that may be offered and sold by ETE from time to time. This registration statement became effective in October 2007. Through December 31, 2007, ETE did not make any sales under this registration statement.

ETE filed a Prospectus Supplement on Form 424(b)(3) dated January 24, 2008, relating to the resale by the selling unitholders of 66,625,100 of ETE’s Common Units.

In connection with the March 2007 private placement of 5.0 million units, the Parent Company executed a registration rights agreement under which it agreed to file a shelf registration statement under the Securities Act within 120 days of closing of the private placement (the “closing”). If the shelf registration statement was not declared effective within 180 days after closing or after becoming effective, ceased to be effective during the Effectiveness Period (defined as the period during which there are registerable units outstanding) for any period of time in excess of 30 days, each purchaser of the units would be entitled to the payment of liquidated damages. The payment would be equal to 1.0% of the unit purchase price per 30-day period following the 180 day effectiveness period. In certain circumstances, the payment could be made using additional ETE common units. For the four months ended December 31, 2007, an expense of $7.8 million has been recorded in other income (expense), net in our consolidated statements of operations for liquidated damages under this registration rights agreement and the registration rights agreement entered into in connection with the November 2006 private placement because the shelf registration was not declared effective within the required timeframe. The liquidated damages were paid to entitled purchasers in December 2007.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its partners will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

ETP’s future capital requirements generally are expected to consist of:

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

•

growth capital expenditures, mainly for constructing new pipelines, processing plants, treating plants and compression for the midstream and intrastate transportation and storage segment for which ETP expects to expend approximately $950.0 million in the next calendar year. ETP also expects to spend approximately $790.0 million in its interstate segment for constructing new pipelines and pipeline expansion and approximately $30.0 million for customer propane tanks in the next calendar year; and

•	acquisition capital expenditures including acquisition of new pipeline systems and propane operations.

ETP believes that cash generated from the operations of its businesses will be sufficient to meet anticipated maintenance capital expenditures. ETP generally funds its capital requirements by cash flows from operating activities and, to the extent that its future capital requirements exceed cash flows from operating activities, from the following sources:

•

maintenance capital expenditures may be financed by the proceeds of borrowings under the existing credit facilities described below, which would generally be expected to be repaid by subsequent seasonal reductions in inventory and accounts receivable;

•	growth capital expenditures may be financed by the proceeds of borrowings under ETP credit facilities, long-term debt, the issuance of additional common units or a combination thereof; and

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

During fiscal year 2006, ETP filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register a $1.0 billion aggregate offering price of its common units that may be offered for sale by ETP from time to time. In December 2007, ETP filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register an unspecified quantity of common units and an unspecified dollar amount of debt securities, in each case that may be offered for sale by ETP from time to time.

On December 18, 2007, ETP sold in a public offering 5 million common units representing limited partner interests at $48.81 per ETP common unit. ETP used the offering proceeds of $234.9 million, net of issuance costs, to repay a portion of the outstanding debt under the ETP Term Loan Facility. The remainder of the outstanding balance of the ETP Term Loan Facility was repaid with borrowings from the ETP Credit Facility. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35.2 million, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

Cash Flows

Our internally generated cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.

Operating Activities. Cash provided by operating activities during the four months ended December 31, 2007, was $147.1 million as compared to cash provided by operating activities of $318.9 million for the four months ended December 31, 2006. The net cash provided by operations for the four months ended December 31, 2007 consisted of net income of $92.7 million, non-cash charges of $103.7 million, principally minority interests and depreciation and amortization, and a decrease in cash from changes in operating assets and liabilities of $49.3 million. Various components of operating assets and liabilities changed significantly from the prior period due to factors such as the variance in the timing of accounts receivable collections, payments on accounts payable, and the timing of the purchase and sale of inventories related to the propane and intrastate transportation and storage operations.

Investing Activities. Cash used in investing activities during the four months ended December 31, 2007 of $995.9 million was comprised primarily of cash paid for acquisitions of $337.1 million and $604.3 million invested for growth capital expenditures, including changes in accruals of $5.6 million. Total growth capital expenditures consists of $422.9 million for our intrastate operations and $167.1 million for our interstate operations, and $14.3 million for our propane operations. We also incurred $49.0 million in maintenance expenditures needed to sustain operations of which $21.4 million related to intrastate operations, $12.9 million related to interstate operations, and $14.7 million to propane operations.

Financing Activities. Cash provided by financing activities was $828.0 million for the four months ended December 31, 2007. We received $234.9 million in net proceeds from an equity offering (see Note 14 to our condensed consolidated financial statements). Proceeds from the equity offering and funds from the ETP Credit Facility were used to repay the $310.0 million ETP Term Loan Facility related to the Canyon acquisition (discussed below). We had a net increase in our debt level of $667.5 million under the Parent Company Credit Facilities, and the ETP Credit Facility (including the swingline loan option) to partially repay the ETP Term Loan Facility, to fund our growth capital expenditures and for general partnership purposes. During the four months ended December 31, 2007, we paid distributions of $87.2 million to our partners related to the fourth quarter of our fiscal year 2007.

Financing and Sources of Liquidity

Description of Indebtedness

ETE’s consolidated indebtedness as of December 31, 2007 includes the Parent Company’s Senior Secured Credit Agreement which includes a $1.45 billion Senior Secured Term Loan Facility available through November 1, 2012 and a $500.0 million Senior Secured Revolving Credit Facility available through February 8, 2011. ETP has $750.0 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012, $400.0 million in principal amount of 6.125% Senior Notes due 2017 and $400.0 million in principal amount of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”) and a revolving credit facility that allows for borrowings of up to $2.0 billion (expandable to $3.0 billion) available through June 20, 2012 (the “ETP Credit Facility”). ETP also assumed long-term debt in connection with the Transwestern acquisition. We also currently maintain a separate credit facility for HOLP. The terms of our indebtedness and that of our subsidiaries are described in more detail in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission on October 30, 2007.

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of December 31, 2007 was $1.57 billion (including $1.1 million in swingline loans). The total amount available under the Parent Company’s debt facilities as of December 31, 2007 was $377.4 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 6.6475% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility. The weighted average interest rate was 5.8780% for the amounts outstanding on the Parent Company swingline loans. The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%.

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

ETP Indebtedness

ETP Term Loan Facility

On December 18, 2007, ETP used proceeds received from an equity offering (see Note 14 to our condensed consolidated financial statements) and funds from the ETP Credit Facility to fully repay the ETP Term Loan Facility, a $310.0 million, 364-day term loan credit facility it executed on October 5, 2007 primarily to finance the Canyon acquisition.

ETP Credit Facility

On July 20, 2007, ETP entered into a credit agreement providing for the ETP Credit Facility, a $2.0 billion revolving credit facility that is expandable to $3.0 billion at its option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2.0 billion unless expanded to $3.0 billion) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing is not subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at ETP’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on ETP’s credit rating (0.11% based on ETP’s current rating) with a maximum fee of 0.125%.

As of December 31, 2007, there was a balance of $1.6 billion in revolving credit loans (including $273.9 million in swingline loans) and $61.3 million in letters of credit. The weighted average interest rate on the total amount outstanding at December 31, 2007, was 5.746%. The total amount available under the ETP Credit Facility, as of December 31, 2007, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $311.7 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s other current and future unsecured debt.

ETP 364-Day Credit Facility

On February 5, 2008, ETP entered into a credit agreement providing for a $500.0 million, 364-day term loan credit facility (the “364-Day Credit Facility”). Borrowings under the 364-Day Credit Facility will be used for general corporate purposes. The 364-Day Credit Facility is a single draw term loan with an applicable Eurodollar rate plus 1.000% per annum based on our current rating by the rating agencies or at Base Rate for designated period. We expect to draw the entire amount on or about February 12, 2008. The indebtedness under the 364-Day Credit Facility is unsecured and is not guaranteed by any of our or ETP’s subsidiaries. Borrowings under the 364-Day Credit Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The loan agreement related to the 364-Day Credit Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance. This loan agreement contains covenants that are similar to the covenants of the ETP Credit Facility.

HOLP Credit Facility

A $75.0 million Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150.0 million. The HOLP Facility has a swingline loan option with a maximum borrowing of $10.0 million at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of December 31, 2007, there was $15.0 million outstanding on the revolving credit loans. A Letter of Credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding Letters of Credit of $1.0 million at December 31, 2007. The weighted average interest rate on the total amount outstanding at December 31, 2007, was 5.97%. The sum of the loans made under the HOLP Facility plus the Letter of Credit Exposure and the aggregate amount of all swingline loans cannot exceed the $75.0 million maximum amount of the HOLP Facility. The amount available at December 31, 2007 was $59.0 million.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of December 31, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Cash Distributions

Cash Distributions Paid by the Parent Company

On October 19, 2007, the Parent Company paid a cash distribution related to the fourth quarter of fiscal year 2007 of $0.39 per Common Unit, or $1.56 annually, to Unitholders of record at the close of business on October 5, 2007.

As described in Note 14 to our condensed consolidated financial statements, the Partnership changed its year end from August 31 to December 31 and, in connection with this change, the Partnership amended its partnership agreement to provide that, in lieu of making a cash distribution for the three-month period ended November 30, 2007, the Partnership will make a cash distribution for the four-month period ended December 31, 2007. On January 18, 2008, based on this change in timing, ETE’s Board of Directors approved management’s recommended one-time four-month ETE distribution of $0.55 per unit for the period ending December 31, 2007, representing a distribution of $0.41 per unit for the three-month period and $0.14 per unit for the additional month ($1.64 per unit on an annualized basis). This represents an increase of $0.08 per unit on an annualized basis. ETE’s distribution will be paid on February 19, 2008 to Unitholders of record as of the close of business on February 1, 2008.

After this distribution payment, the Parent Company will continue to make quarterly distributions on a three-month basis as we have done in the past with the next scheduled quarterly distribution payments occurring in mid May, mid August, and mid November.

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 100% of ETP’s incentive distribution rights and 62,500,797 ETP Common Units held by the Parent Company.

On October 15, 2007, ETP paid a per unit cash distribution of $0.825, or $3.30 per Limited Partner Unit on an annualized basis, for the fourth quarter of fiscal 2007, to Unitholders of record at the close of business on October 5, 2007. The current distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.275 per unit (an annualized rate of $1.10). The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interest and Incentive Distribution Rights during the four months ended December 31, 2007 was $51.6 million, $3.6 million and $59.3 million, respectively.

ETP changed its year end from August 31 to December 31 and, in connection with this change, ETP amended its partnership agreement to provide that, in lieu of making a cash distribution for the three-month period ended November 30, 2007, ETP will make a cash distribution for the four-month period ended December 31, 2007. On January 18, 2008, based on this change in timing, ETP’s Board of Directors approved the payment of a four-month distribution to ETP Unitholders of $1.125 per unit, representing a distribution of $0.84375 per unit for the three-month period and $0.28125 per unit for the additional month. Based on the number of ETP’s Common Units outstanding at December 31, 2007, the Parent Company would be entitled to receive a cash distribution for this four-month period of $161.2 million (or $644.8 million on an annualized basis), which consists of $5.1 million from the Parent Company’s indirect ownership of the 2% general partner interest in ETP, $85.8 million from the Parent Company’s indirect ownership of 100% of the incentive distribution rights in ETP, and $70.3 million from the Parent Company’s ownership of 62,500,797 Common Units of ETP. The four-month distribution will be paid on February 14, 2008.

After this distribution payment, ETP will continue to make quarterly distributions on a three-month basis as it has done in the past with the next scheduled quarterly distribution payments occurring in mid May, mid August, and mid November.

New Accounting Standards

See Note 3 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended August 31, 2007, in addition to the interim unaudited condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Transition Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K.

Commodity-related Derivatives

Our commodity-related price risk management assets and liabilities as of December 31, 2007 were as follows:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	2,732,500	2008-2009	$(2,767)
Swing Swaps IFERC	Gas	(4,640,000)	2008	(1,515)
Fixed Swaps/Futures	Gas	(26,987,500)	2008-2009	14,230
Forward Physical Contracts	Gas	(17,847,140)	2008	(1,063)
Options	Gas	(670,000)	2008	(161)
Forward/Swaps - in Gallons	Propane	9,282,000	2008	3,319

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(18,362,500)	2008	$2,298

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(11,255,000)	2008-2009	$(1,262)
Fixed Swaps/Futures	Gas	(13,120,000)	2008-2009	26,913

Sensitivity Analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of December 31, 2007. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Basis Swaps IFERC/NYMEX	(8,522,500)	$(4,029)	$690
Swing Swaps IFERC	(4,640,000)	(1,515)	166
Fixed Swaps/Futures	(40,107,500)	41,143	29,841
Forward Physical Contracts	(17,847,140)	(1,063)	941
Options	(670,000)	(161)	75
Propane Forwards/Swaps (in Gallons)	9,282,000	3,319	1,478

Trading Derivatives
Basic Swaps IFERC/NYMEX	(18,362,500)	2,298	815

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates, primarily as a result of our variable rate debt and, in particular, our bank credit facilities. To the extent interest rates increase, our interest expense for our revolving credit facilities will also increase. At December 31, 2007, we had a total of $3.2 billion of variable rate debt outstanding and we have $1.625 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $925.0 million have their changes in fair value recorded in other income (expense), net on the consolidated statement of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have an effect of $19.5 million in other income (expense), net, in the aggregate, on an annual basis.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. For further information, see Note 16 to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Our management, including the President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Other than Transwestern, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) 15 or Rule 15d 15(f) of the Exchange Act) during the four months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for the year ended August 31, 2007 and Note 15—Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Form 10-Q for the four-month period ended December 31, 2007.

ITEM 1A. RISK FACTORS

In addition to the risks described in our Annual Report on Form 10-K for the year ended August 31, 2007, we are subject to the following additional risks:

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to the FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2008 calendar year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.

In its Order and Notice, the FERC is seeking $70.1 million in disgorgement of profits, plus interest, and $97.5 million in civil penalties relating to these matters. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. In its lawsuit, the CFTC is seeking civil penalties of $130 thousand per violation, or three times the profit gained from each violation, and other ancillary relief. The CFTC has not specified the number of alleged violations or the amount of alleged profit related to the matters specified in its complaint. On October 15, 2007, ETP filed a motion to dismiss in the United State District Court for the Northern District of Texas on the basis that the CFTC has not stated a valid cause of action under the Commodity Exchange Act.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETP for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETP contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs. This producer has also filed a complaint at FERC against us and ETP requesting an agency hearing and claiming that we and ETP violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5.9 million. This producer has requested refunds and other remedies. On December 20, 2007, the FERC denied this producer’s request to intervene in the FERC proceeding and on February 6, 2008 the FERC dismissed this producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.

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

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/7/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.8	1-11727 (8-K) (2/9/06)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.9	1-11727 (8-K) (5/3/06)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.10	1-11727 (8-K) (11/3/06)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.11	1-11727 (8-K) (1/18/08)	3.1.11	Amended and Restated Amendment No. 11 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (10-Q) (5/31/07)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.6.5	Form of Grant Agreement.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) (8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)	99.1	Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
10.44**	1-32740 (8-K)(12/26/06)	99.1	LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)	99.1	Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)	10.45	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

21.1	1-32740 (10-Q 2/28/07)	21.1	List of Subsidiaries.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C., its General Partner

Date: February 11, 2008	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)