Form 10-K/A
period 2007-08-31
Energy Transfer Equity, L.P.
filed 2008-05-29
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-32740

ENERGY TRANSFER EQUITY, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	73-1493906
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3738 Oak Lawn Avenue, Dallas, TX 75219

(Address of principal executive offices and zip code)

(214) 981-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

At October 15, 2007, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P.    222,829,956 Common Units

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Energy Transfer Equity, L.P. (the “Partnership”) filed its Annual Report on Form 10-K for the fiscal year ended August 31, 2007 with the Securities and Exchange Commission on October 30, 2007 (“Original Filing”). The Partnership is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to amend the text of Exhibit 31.1 to the Original Filing (Certification of President (Chief Executive Officer) and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the amended Exhibit 31.1. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Partnership’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy Transfer Equity, L.P.

	By:	LE GP, LLC,
its general partner

Date: May 29, 2008		/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)