Form 10-Q
period 2008-09-30
Energy Transfer Equity, L.P.
filed 2008-11-10
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

At November 7, 2008, the registrant had units outstanding as follows:

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A, Risk Factors” in this Quarterly Report on Form 10-Q as well as the Partnership’s Report on Form 10-K as of August 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on October 30, 2007.

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement

Capacity	Capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels.

Dth	Million British thermal units (“dekatherm”). A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used.

Mcf	thousand cubic feet

MMBtu	million British thermal unit

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$626,132	$56,557
Marketable securities	11,038	3,002
Accounts receivable, net of allowance for doubtful accounts	598,812	822,027
Accounts receivable from related companies	25,247	18,070
Inventories	306,901	361,954
Deposits paid to vendors	80,601	42,273
Prepaid expenses and other current assets	131,209	99,913

Total current assets	1,779,940	1,403,796

PROPERTY, PLANT AND EQUIPMENT, net	8,313,432	6,852,458
ADVANCES TO AND INVESTMENT IN AFFILIATES	1,590	86,167
GOODWILL	776,195	757,698
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	396,767	361,975

Total assets	$11,267,924	$9,462,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$550,543	$673,116
Accounts payable to related companies	37,483	48,012
Customer advances and deposits	139,656	75,831
Accrued and other current liabilities	272,342	230,851
Accrued capital expenditures	195,350	87,622
Interest payable	81,470	78,933
Current maturities of long-term debt	45,691	47,068

Total current liabilities	1,322,535	1,241,433

LONG-TERM DEBT, less current maturities	7,181,710	5,870,106
DEFERRED INCOME TAXES	196,698	199,934
OTHER LONG-TERM LIABILITIES	55,352	59,465
MINORITY INTERESTS	2,463,660	2,106,819

COMMITMENTS AND CONTINGENCIES (Note 13)

	11,219,955	9,477,757

PARTNERS’ CAPITAL (DEFICIT):
General Partner	417	192
Limited Partners – Common Unitholders (222,829,956 units authorized, issued and outstanding at September 30, 2008 and December 31, 2007)	67,886	(4,628)
Accumulated other comprehensive loss	(20,334)	(11,227)

Total partners’ capital (deficit)	47,969	(15,663)

Total liabilities and partners’ capital (deficit)	$11,267,924	$9,462,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
REVENUES:
Natural gas operations	$1,938,586	$1,424,012	$6,322,070	$4,323,448
Retail propane	238,830	161,147	1,086,417	912,983
Other	28,674	41,167	90,199	167,161

Total revenues	2,206,090	1,626,326	7,498,686	5,403,592

COSTS AND EXPENSES:
Cost of products sold, natural gas operations	1,435,308	1,089,968	4,965,145	3,323,717
Cost of products sold, retail propane	187,799	103,784	744,316	566,585
Cost of products sold, other	10,347	23,908	27,783	100,561
Operating expenses	197,493	144,507	573,606	427,219
Depreciation and amortization	73,563	55,646	200,922	154,519
Selling, general and administrative	45,316	41,374	140,781	124,743

Total costs and expenses	1,949,826	1,459,187	6,652,553	4,697,344

OPERATING INCOME	256,264	167,139	846,133	706,248

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(90,300)	(73,423)	(261,297)	(211,439)
Equity in earnings (losses) of affiliates	(654)	(51)	(749)	274
Gain (loss) on disposal of assets	2,520	(2,525)	1,584	(8,254)
Gains (losses) on non-hedged interest rate derivatives (Note 14)	(9,152)	33	(13,610)	29,081
Other, net	18,564	1,403	53,631	4,560

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	177,242	92,576	625,692	520,470
Income tax expense (benefit)	(7,874)	2,729	6,600	8,518

INCOME BEFORE MINORITY INTERESTS	185,116	89,847	619,092	511,952
Minority interests	(79,737)	(37,976)	(266,614)	(223,633)

NET INCOME	105,379	51,871	352,478	288,319
GENERAL PARTNER’S INTEREST IN NET INCOME	326	160	1,091	903

LIMITED PARTNERS’ INTEREST IN NET INCOME	$105,053	$51,711	$351,387	$287,416

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.47	$0.23	$1.58	$1.30

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,956	222,828,332	222,829,956	221,165,470

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.47	$0.23	$1.57	$1.30

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,956	222,828,332	222,829,956	221,165,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Net income	$105,379	$51,871	$352,478	$288,319
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	3,420	(21,259)	(5,037)	(162,927)
Change in value of derivative instruments accounted for as cash flow hedges	(606)	36,613	(10,382)	126,655
Change in value of available-for-sale securities	(5,703)	(472)	(2,760)	499
Minority interests	(654)	(14,595)	9,072	24,338

	(3,543)	287	(9,107)	(11,435)

Comprehensive income	$101,836	$52,158	$343,371	$276,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in thousands)

(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2007	$192	$(4,628)	$(11,227)	$(15,663)
Distributions to partners	(1,017)	(327,560)	—	(328,577)
Non-cash unit-based compensation expense	—	14	—	14
Non-cash executive compensation	—	42	—	42
Subsidiary sale of common units	151	48,631	—	48,782
Other comprehensive loss, net of tax	—	—	(9,107)	(9,107)
Net income	1,091	351,387	—	352,478

Balance, September 30, 2008	$417	$67,886	$(20,334)	$47,969

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2008	August 31, 2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$696,554	$668,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(62,002)	(57,856)
Capital expenditures, net of contributions in aid of construction costs	(1,489,176)	(859,551)
(Advances to) repayments from affiliates, net	63,534	(41,041)
Proceeds from the sale of assets	20,232	15,616

Net cash used in investing activities	(1,467,412)	(942,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	4,907,646	3,179,856
Principal payments on debt	(3,590,818)	(2,996,325)
Subsidiary equity offering net of issue costs	373,079	—
Net proceeds from issuance of Common Units	—	158,934
Distributions to Partners	(328,577)	(237,131)
Debt issuance costs	(20,897)	(2,387)

Net cash provided by financing activities	1,340,433	102,947

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	569,575	(171,324)
CASH AND CASH EQUIVALENTS, beginning of period	56,557	248,674

CASH AND CASH EQUIVALENTS, end of period	$626,132	$77,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts, except per unit data, are in thousands)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto of Energy Transfer Equity, L.P. and subsidiaries (“the Partnership”, “ETE” or the “Parent Company”) presented herein for the three-month and nine-month periods ended September 30, 2008 and August 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations and maintenance activities of the Partnership’s subsidiaries and the impact of forward commodity prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

The unaudited condensed consolidated financial statements of the Partnership presented herein for the three-month and nine-month periods ended September 30, 2008 and August 31, 2007 include the results of operations of ETE, ETE’s controlled subsidiary, Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P., the General Partner of ETP (“ETP GP”), and Energy Transfer Partners, L.L.C., the General Partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P. dba Energy Transfer Company (“ETC OLP”), Heritage Operating, L.P. (“HOLP”), Titan Energy Partners, L.P. (“Titan”), Heritage Holdings, Inc. (“HHI”), Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, L.L.C. (“ETC MEP”) for the entire period.

LE GP, LLC (“LE GP”), the general partner of ETE, is a Delaware limited liability company which is ultimately owned by the Chief Executive Officer of ETP, a director of ETE (Mr. Ray Davis), Natural Gas Partners VI, L.P. (a venture capital investor), and Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”).

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the Partnership’s consolidated financial position as of September 30, 2008, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2008 and August 31, 2007. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, as filed with the SEC on October 30, 2007, and the Partnership’s Report on Form 8-K as of December 31, 2007 and for the four-month transition period then ended, filed with the SEC on March 19, 2008.

In November 2007, we filed a Form 8-K indicating that our Limited Partnership Agreement had been amended to change our fiscal year end to the calendar year. Thus, our current fiscal year began on January 1, 2008. The Partnership completed a four-month transition period that began September 1, 2007 and ended December 31, 2007 and filed a transition report on Form 10-Q for that period in February 2008. The financial statements contained herein cover the three-month and nine-month periods ended September 30, 2008 and the three-month and nine-month periods ended August 31, 2007 (the three and nine-month period of the previous fiscal year most nearly comparable to the three and nine-month period ended September 30, 2008).

We did not recast the financial data for the prior fiscal period because the financial reporting processes in place at that time included certain procedures that were completed only on a fiscal quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the information and data of the three and nine-month periods ended August 31, 2007 is comparable to what would have been reported for the three and nine-month periods ended September 30, 2007 if we had recast the prior period information. Such comparability is impacted primarily by weather, fluctuations in commodity prices, volumes of natural gas sold and transported, our hedging strategies and the use of financial instruments, trading activities, basis differences between market hubs and interest rates. We believe that the trends indicated by comparison of the results for the nine-month period ended August 31, 2007 to the period ended September 30, 2008 are substantially similar to what would have been reflected had we recast the information for the period ended September 30, 2007.

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

In order to simplify the obligations of the Partnership under the laws of several jurisdictions in which we conduct business, our activities are primarily conducted through ETP’s Operating Partnerships, as follows:

•	ETC OLP - a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations;

•	ET Interstate - the parent company of Transwestern and ETC MEP, all of which are Delaware limited liability companies engaged in interstate transportation of natural gas;

•	ETC Fayetteville Express Pipeline, L.L.C. (“ETC FEP”) - a Delaware limited liability company engaged in interstate transportation of natural gas;

•	HOLP - a Delaware limited partnership primarily engaged in retail propane operations; and

•	Titan - a Delaware limited partnership engaged in retail propane operations.

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

Our interstate transportation operations principally consist of the natural gas transportation activities of the Transwestern Pipeline and also include the joint venture activities of ETC MEP and ETC FEP.

Our retail propane operations sell propane and propane-related products and services to residential, commercial, industrial and agricultural customers.

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

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three and nine months ended September 30, 2008 and August 31, 2007 represent the actual results in all material respects.

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

We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our condensed consolidated balance sheets. In accordance with SFAS 157, we determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined in SFAS 157. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 utilizes significant unobservable inputs. Fair value measurements within the scope of SFAS 157 that require the use of significant unobservable inputs and have assets or liabilities considered as Level 3 valuations as defined by SFAS 157 are described below.

The following table summarizes the fair value of our financial assets and liabilities as of September 30, 2008 based on inputs used to derive their fair values in accordance with SFAS 157:

Description	Fair Value Total	Fair Value Measurements at Report Date Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable Securities	$11,038	$11,038	$—
Commodity Derivatives	53,981	50,830	3,151
Liabilities
Commodity Derivatives	(23,856)	(4,751)	(19,105)
Interest Rate Derivatives	(66,518)	—	(66,518)

Total	$(25,355)	$57,117	$(82,472)

Changes in the fair value of our interest rate derivatives classified as Level 3 in the fair value hierarchy were as follows:

Interest Rate Swap Derivatives
Beginning Balance January 1, 2008	$(16,020)
Total losses on non-hedged interest rate derivatives	(7,230)
Purchases, issuances, settlements	3,377
Transfers to Level 2	19,873

Ending Balance September 30, 2008	$—

Total unrealized losses during period related to open instruments recorded in non-hedged interest rate derivatives	$(3,853)

During the nine months ended September 30, 2008, certain interest rate derivatives were transferred from Level 3 to Level 2 due to availability of observable significant inputs.

Contributions in Aid of Construction Costs

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated pipeline construction and production well tie-ins. Contributions in aid of construction costs (“CIAC”) are netted against our project costs as they are received, and the excess of any CIAC which exceeds our total projects costs is recognized as other income in the period in which it was realized. During the three and nine months ended September 30, 2008, $3.7 million and $46.3 million, respectively, of CIAC was received and netted against our project costs. During the three and nine months ended August 31, 2007, $1.8 million and $5.8 million, respectively, of CIAC was received and netted against our project costs. In March 2008, we received a reimbursement of $40.0 million related to an extension on our Southeast Bossier pipeline resulting in an excess over total project costs of $7.1 million which is recorded in other income on our condensed consolidated statement of operations for the nine months ended September 30, 2008. The total CIAC recorded to other income for the three-month periods ended September 30, 2008 and August 31, 2007 was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2008 and August 31, 2007, the total CIAC recorded to other income was $8.2 million and $0.4 million, respectively.

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

EITF Issue No. 07-4, Application of the Two Class Method Under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships (“MLP”) (“EITF 07-4”). The FASB ratified the final consensus on EITF 07-4 on March 26, 2008. The key elements of the final consensus relate to: (a) the scope of the issue; (b) when Incentive Distribution Rights (“IDRs”) are considered participating securities under the two-class method for Earnings Per Share (“EPS”); (c) the calculation provisions; and (d) the transition and effective date. EITF 07-4 addresses how current period earnings of an MLP should be allocated to the general partner, limited partners, and, when applicable, the holder of IDRs when applying the two-class method under Statement 128. EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met regardless of whether the IDR is a separate limited partner interest or embedded in the general partner interest. EITF 07-4 only addresses incentive distributions that are treated as equity distributions and does not address whether the incentive distributions are compensation or equity distributions. Specifically, if IDRs are separate from the general partner interest, then they are considered separate participating securities for purposes of applying the two-class method of determining EPS. Under this situation, the two-class method is used to determine EPS for the general partner interest, limited partner interest and the IDR holders’ interest. EITF 07-4 provides that when earnings for the period exceed distributions, the excess undistributed earnings are to be allocated to the general partner, limited partners and holders of the IDRs based on the terms of the partnership agreement related to the allocation of income. When distributions for the period exceed earnings, the income is first allocated equal to the actual distributions. The resulting deficit is allocated to the general partner, limited partners and holders of the IDRs based on the terms of the partnership agreement related to the allocation of losses. EITF 07-4 is effective with the first fiscal year beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early application is prohibited. We do not expect the adoption of EITF 07-4 to have an impact on the calculation of ETE’s earnings per unit.

FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued by the FASB on June 16, 2008. FSP EITF 03-6-1 clarifies that unvested share-based payment awards constitute participating securities, if such awards include nonforfeitable rights to dividends or dividend equivalents. Consequently, awards that are deemed to be participating securities must be allocated earnings in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We intend to adopt FSP EITF 03-6-1 effective January 1, 2009. Based on unvested unit awards currently outstanding, application of FSP EITF 03-6-1 would not have a material impact on our computation of earnings per unit.

FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include impaired nonfinancial assets and certain assets and liabilities acquired in business combinations. We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements. Although our adoption of FSP 157-2 on January 1, 2009, may require additional disclosure, we do not expect an impact to our financial condition or results of operations.

3.	SIGNIFICANT ACQUISITIONS AND JOINT VENTURES:

Joint Ventures

Midcontinent Express Pipeline LLC

On December 13, 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. (“KMP”) for a 50/50 joint development of Midcontinent Express Pipeline, an approximately 500-mile interstate natural gas pipeline that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, which is currently pending necessary regulatory approvals. On February 14, 2007, Midcontinent Express Pipeline LLC (“MEP”), the entity formed to own and operate this pipeline, initiated public review of the project pursuant to the Federal Energy Regulatory Commission’s (“FERC”) National Environmental Policy Act (“NEPA”) pre-filing review process. MEP filed its application with the FERC for a Certificate of Public Convenience and Necessity in October, 2007. In June 2008, the FERC issued an order approving this application. Mobilization for construction of this pipeline commenced in September 2008. The first phase of the pipeline is expected to be in service by the second quarter of 2009 and the second phase of the pipeline is expected to be in service by the third quarter of 2009. Total capital expenditures for the initial capacity of this project are estimated to be approximately $1.7 billion. In July 2008, MEP completed an open season with respect to a capacity expansion of MEP from the original planned capacity of 1.5 Bcf/d to a total capacity of 1.8 Bcf/d for the main segment of the pipeline from north Texas to a planned interconnect location with the Columbia Gas Transmission Pipeline near Waverly, Louisiana. The additional 300 MMcf/d of capacity was fully subscribed as a result of this open season. The planned expansion of capacity would be effectuated through the installation of additional compression on this segment of the pipeline and is expected to cost $0.2 billion. This expansion project is subject to MEP’s filing of an application with, and approval from, the FERC.

ETP Enogex Partners LLC

In September 2008, we entered into an agreement with OGE Energy Corp. (“OGE”) to form a joint venture entity to which OGE would contribute its Enogex midstream business and we would contribute our 100% equity interest in Transwestern Pipeline Company, our 50% equity interest in MEP and 100% of our interests in the Canyon Gathering System. The joint venture entity, ETP Enogex Partners LLC (“ETP Enogex Partners”), will be jointly owned and managed by us and OGE on a 50/50 basis. The parties are contractually obligated to take various actions to facilitate an initial public offering of ETP Enogex Partners as a master limited partnership following the closing of the transaction, including the creation of a master limited partnership structure pursuant to which we and OGE would each own 50% of the general partner entity that would be entitled to receive incentive distribution payments from ETP Enogex Partners.

The completion of the joint venture transaction is subject to obtaining specified financings on satisfactory terms, customary regulatory approvals and various third-party consents. In this regard, the agreement related to this transaction specifies that it is a condition to the obligations of each of us and OGE to consummate the joint venture transaction that ETP Enogex Partners obtain debt financings consisting of (i) the issuance by ETP Enogex Partners of a minimum of $700.0 million of senior notes having a 10-year maturity, (ii) the issuance by Transwestern Pipeline Company of $800.0 million of senior notes having a 10-year maturity and (iii) the arranging of a minimum of $700.0 million revolving credit facility for ETP Enogex Partners, in each case satisfying specified financing terms. If these financings are completed, ETP Enogex Partners would use the proceeds to repay Transwestern Pipeline Company’s existing senior notes and its outstanding indebtedness to ETP, to repay Enogex’s credit facility and its outstanding indebtedness to OGE, and to make a $266.0 million cash distribution to OGE. In such event, we would expect that ETP would receive approximately $600.0 million as repayment of the outstanding indebtedness owed to it by Transwestern Pipeline Company, which payment would significantly enhance ETP’s capital position.

Enogex operates a pipeline system engaged in natural gas gathering, compression, treating, dehydration, processing, transportation and storage. The Enogex system, located principally in Oklahoma, includes approximately 2,300 miles of natural gas transmission pipe and two storage facilities with total 2007 throughput of 1.52 Bcf/d, connecting to 11 different intrastate and interstate pipelines at 64 interconnection points. The storage fields have working gas capacity of 23 Bcf. Enogex has 175,000 horsepower of transmission compression. The Enogex gathering system has more than 5,534 miles of pipeline with connections to approximately 3,100 wells and 250 central receipt points, plus six active processing plants, with 723 MMcf/d of inlet capacity, and a 50% interest in an additional processing plant with 20 MMcf/d of inlet capacity. Enogex has 225,000 horsepower of owned gathering and processing compression.

Fayetteville Express Pipeline, LLC

In October, 2008, we entered into an agreement with KMP for a 50/50 joint development of Fayetteville Express Pipeline, an approximately 187-mile natural gas pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. Fayetteville Express Pipeline, LLC (“FEP”), the entity formed to own and operate this pipeline, plans to initiate public review of the project pursuant to the FERC’s NEPA pre-filing review process in November 2008. The pipeline will have an initial capacity of 2.0 Bcf/d. Pending necessary regulatory approvals, the approximately $1.3 billion pipeline project is expected to be in service by late 2010 or early 2011. FEP has secured binding 10-year commitments for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi, and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Knight, Inc. Knight owns the general partner of KMP.

Canyon Acquisition

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

The Canyon acquisition was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, (“SFAS 141”). The purchase price was initially allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. We completed the purchase price allocation during the third quarter of 2008. The adjustments to the purchase price allocation were not material. The final allocations of the purchase price are noted below:

Accounts receivable	$3,613
Inventory	183
Prepaid and other current assets	1,606
Property, plant, and equipment	284,910
Contract rights and customer lists (6 to 15 year life)	6,351
Goodwill	11,359

Total assets acquired	308,022

Accounts payable	(1,840)
Customer advances and deposits	(1,030)

Total liabilities assumed	(2,870)

Net assets acquired	$305,152

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

4.	CASH, CASH EQUIVALENTS AND SUPPLEMENTAL CASH FLOW INFORMATION:

At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Net cash provided by operating activities is comprised of the following:

	Nine Months Ended
	September 30, 2008	August 31, 2007
Net Income	$352,478	$288,319

Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	200,922	154,519
Amortization in interest expense	6,495	5,474
Provision for loss on accounts receivable	4,734	3,839
Non-cash executive compensation	14,352	7,335
Non-cash unit-based compensation expense	937	—
Distribution in excess of earnings (losses) of affiliates, net	4,723	(274)
Deferred income taxes	(5,954)	(6,320)
(Gain) loss on disposal of assets	(1,584)	8,254
Minority interests and other non-cash	266,614	222,983
Subsidiary distributions to minority unitholders	(239,954)	(175,955)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	214,348	(21,283)
Accounts receivable from related companies	(6,871)	(4,803)
Inventories	58,412	308,638
Deposits paid to vendors	(38,328)	33,737
Prepaid expenses and other	(36,516)	10,696
Intangibles and other long-term assets	(16,074)	(3,213)
Regulatory assets	(15,587)	663
Accounts payable	(149,801)	(77,590)
Accounts payable to related companies	(10,550)	17,484
Customer advances and deposits	63,795	(20,870)
Accrued and other current liabilities	12,985	(22,582)
Other long-term liabilities	1,295	(1,253)
Price risk management liabilities, net	15,683	(59,237)

Net cash provided by operating activities	$696,554	$668,561

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Nine Months Ended
	September 30, 2008	August 31, 2007
NON-CASH INVESTING ACTIVITIES:
Transfer of investment in affiliate in purchase of Transwestern	$—	$956,348

Investment in Calpine Corporation received in exchange for accounts receivable	$10,826	$—

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$4,686	$533,625

Subsidiary issuance of Common Units in connection with certain acquisitions	$2,278	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of $24,331 and $18,713 capitalized for the nine months ended September 30, 2008 and August 31, 2007, respectively	$273,549	$250,049

Cash paid for income taxes	$10,851	$5,924

5.	ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
Midstream and intrastate transportation and storage	$460,831	$612,533
Interstate transportation	24,289	31,676
Propane	120,015	183,516
Less – allowance for doubtful accounts	(6,323)	(5,698)

Total, net	$598,812	$822,027

We exchanged a portion of our outstanding accounts receivable from Calpine Energy Services, L.P. for Calpine Corporation (“Calpine”) common stock during the first quarter of 2008 pursuant to a settlement reached with Calpine related to their bankruptcy reorganization. The stock is included as marketable securities which are classified as available-for-sale securities and reflected as a current asset on the condensed consolidated balance sheet as of September 30, 2008 at a fair value of $8.6 million.

6.	INVENTORIES:

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Natural gas and NGLs, excluding propane	$189,125	$268,148
Propane	95,952	74,309
Appliances, parts and fittings and other	21,824	19,497

Total inventories	$306,901	$361,954

7.	GOODWILL, INTANGIBLES AND OTHER LONG-TERM ASSETS:

Components and useful lives of intangibles and other long-term assets were as follows:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Noncompete agreements (5 to 15 years)	$39,875	$(23,144)	$34,855	$(19,438)
Customer lists (3 to 15 years)	143,431	(36,440)	139,097	(26,821)
Contract rights (6 to 15 years)	23,015	(3,270)	23,015	(1,849)
Other (10 years)	2,677	(2,049)	2,677	(1,463)

Total amortizable intangible assets	208,998	(64,903)	199,644	(49,571)

Non-amortizable assets – Trademarks	72,148	—	70,339	—

Total intangible assets	281,146	(64,903)	269,983	(49,571)

Other long-term assets:
Financing costs (3 to 15 years)	70,667	(21,190)	57,934	(14,493)
Regulatory assets	91,292	(5,081)	73,687	(2,623)
Other	44,836	—	27,058	—

Total intangibles and other long-term assets	$487,941	$(91,174)	$428,662	$(66,687)

Aggregate amortization expense of intangible and other long-term assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Reported in depreciation and amortization	$4,391	$4,200	$13,011	$12,589

Reported in interest expense	$2,341	$2,014	$6,697	$6,009

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2008 (remainder)	$7,394
2009	28,617
2010	26,663
2011	24,481
2012	20,593

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review goodwill and non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of December 31 for our interstate segment and as of August 31 for all others. No impairment was required for the three and nine-month periods ended September 30, 2008 or August 31, 2007.

8.	INCOME TAXES:

The components of our federal and state income tax provision are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Current provision (benefit):
Federal	$(7,826)	$917	$(1,192)	$4,745
State	5,072	3,766	13,875	10,092

Total	(2,754)	4,683	12,683	14,837

Deferred provision (benefit):
Federal	(5,639)	(2,750)	(6,264)	(6,840)
State	519	796	181	521

Total	(5,120)	(1,954)	(6,083)	(6,319)

Total tax provision	$(7,874)	$2,729	$6,600	$8,518

Effective tax rate	(4.44)%	2.95%	1.05%	1.64%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level.

9.	INCOME PER LIMITED PARTNER UNIT:

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$105,053	$51,711	$351,387	$287,416

Weighted average limited partner units	222,829,956	222,828,332	222,829,956	221,165,470

Basic net income per limited partner unit	$0.47	$0.23	$1.58	$1.30

Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$105,053	$51,711	$351,387	$287,416
Dilutive effect of Unit Grants	(160)	(63)	(648)	(355)

Diluted net income available to limited partners	$104,893	$51,648	$350,739	$287,061

Weighted average limited partner units	222,829,956	222,828,332	222,829,956	221,165,470

Diluted net income per limited partner unit	$0.47	$0.23	$1.57	$1.30

10.	MINORITY INTERESTS:

The following table summarizes the changes in minority interests during the nine months ended September 30, 2008:

Balance, December 31, 2007	$2,106,819
Minority interest in net income of subsidiaries	266,614
Distributions and other	(239,954)
Subsidary sale of common units (see Note 12)	(48,782)
Compensation under employee unit awards by subsidiary	14,338
Non-cash executive compensation	895
Change in accumulated other comprehensive income allocable to minority interests	(9,072)
Subsidiary units issued in connection with public offering	373,079
Subsidiary units issued in connection with certain acquisitions	2,278
Impact of remedial tax allocation	(2,555)

Balance, September 30, 2008	$2,463,660

11.	DEBT OBLIGATIONS:

Our debt obligations consisted of the following:

	September 30, 2008	December 31, 2007	Payment Terms
ETP Senior Notes:
6.0% Senior Notes, net of discount of $607	$349,393	$—	One payment of $350,000 due July 13, 2013. Interest is paid semi-annually.
6.7% Senior Notes, net of discount of $1,703	598,297	—	One payment of $600,000 due July 2, 2018. Interest is paid semi-annually.
7.5% Senior Notes, net of discount of $5,717	544,283	—	One payment of $550,000 due July 1, 2038. Interest is paid semi-annually.
6.125% Senior Notes, net of discount of $302 and $322, respectively	399,698	399,678	One payment of $400,000 due February 15, 2017. Interest is paid semi-annually.
6.625% Senior Notes, net of discount of $2,211 and $2,231, respectively	397,789	397,769	One payment of $400,000 due October 15, 2036. Interest is paid semi-annually.
5.95% Senior Notes, net of discount of $1,582 and $1,733, respectively	748,418	748,267	One payment of $750,000 due February 1, 2015. Interest is paid semi-annually.
5.65% Senior Notes, net of discount of $246 and $288, respectively	399,754	399,712	One payment of $400,000 due August 1, 2012. Interest is paid semi-annually.

Transwestern Senior Unsecured Notes:
5.39% Senior Notes, including premium of $3,644 and $4,077, respectively	91,644	92,077	One payment of $88,000 due November 17, 2014. Interest is paid semi-annually.
5.54% Senior Notes, net of discount of $4,462 and $4,855, respectively	120,538	120,145	One payment of $125,000 due November 17, 2016. Interest is paid semi-annually.
5.64% Senior Notes	82,000	82,000	One payment due May 24, 2017. Interest is paid semi-annually.
5.89% Senior Notes	150,000	150,000	One payment due May 24, 2022. Interest is paid semi-annually.
6.16% Senior Notes	75,000	75,000	One payment due May 24, 2037. Interest is paid semi-annually.

HOLP Senior Secured Notes:
8.55% Senior Secured Notes	36,000	48,000	Annual payments of $12,000 due each June 30 through 2011. Interest is paid semi-annually.
Medium Term Note Program:
7.17% Series A Senior Secured Notes	4,800	4,800	Annual payments of $2,400 due each November 19 through 2009. Interest is paid semi-annually.
7.26% Series B Senior Secured Notes	10,000	10,000	Annual payments of $2,000 due each November 19 through 2012. Interest is paid semi-annually.
Senior Secured Promissory Notes:
8.55% Series B Senior Secured Notes	9,143	13,714	Annual payments of $4,571 due each August 15 through 2010. Interest is paid quarterly.
8.59% Series C Senior Secured Notes	11,500	15,500	Annual payments of $4,000 due August 15, 2008, and $5,750 due each August 15, 2009 and 2010. Interest is paid quarterly.
8.67% Series D Senior Secured Notes	45,550	58,000	Annual payments of $12,450 due August 15, 2008 and 2009, $7,700 due August 15, 2010, $12,450 due August 15, 2011, and $12,950 due August 15, 2012. Interest is paid quarterly.
8.75% Series E Senior Secured Notes	7,000	7,000	Annual payments of $1,000 due each August 15, 2009 through 2015. Interest is paid quarterly.
8.87% Series F Senior Secured Notes	40,000	40,000	Annual payments of $3,636 due each August 15, 2010 through 2020. Interest is paid quarterly.
7.21% Series G Senior Secured Notes	—	3,800	Paid and retired in May 2008.
7.89% Series H Senior Secured Notes	5,818	6,545	Annual payments of $727 due each May 15 through 2016. Interest is paid quarterly.
7.99% Series I Senior Secured Notes	16,000	16,000	One payment of $16,000 due May 15, 2013. Interest is paid quarterly.

Revolving Credit Facilities and Term Loans:
ETE Senior Secured Revolving Credit Facility (including Swingline loan option)	222,026	122,643	Available through February 8, 2011. See terms below under “Parent Company Credit Facilities”.
ETE Senior Secured Term Loan	1,450,000	1,450,000	Due November 1, 2012. See terms below under “Parent Company Credit Facilities”.
ETP Revolving Credit Facility (including Swingline loan option)	1,387,785	1,626,948	Available through June 2012. See terms below under “ETP Credit Facility”.
HOLP Fourth Amended and Restated Senior Revolving Credit Facility	10,000	15,000	Available through June 30, 2011. See terms below under “HOLP Credit Facility”.

Other Long-Term Debt:
Notes Payable on noncompete agreements with interest imputed at rates averaging 7.775% and 5.51% for September 30, 2008 and December 31, 2007, respectively	11,863	11,171	Due in installments through 2014.
Other	3,102	3,405	Due in installments through 2024.

	7,227,401	5,917,174
Current maturities	(45,691)	(47,068)

	$7,181,710	$5,870,106

Future maturities of long-term debt for each of the next five years and thereafter are as follows:

2008 (remainder)	$5,412
2009	55,493
2010	40,693
2011	256,402
2012	3,260,601
Thereafter	3,608,800

$7,227,401

Parent Company Credit Facilities

The Parent Company has a $1.45 billion Term Loan Facility with a Term Loan Maturity Date of November 1, 2012 (the “Parent Company Credit Agreement”). The Parent Company Credit Agreement also includes a $500.0 million Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility includes a swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of September 30, 2008 was $1.67 billion with $1.0 million outstanding in swingline loans. The total amount available under the Parent Company’s debt facilities as of September 30, 2008 was approximately $278.0 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 4.53% at September 30, 2008 for the amounts outstanding on the Parent Company Revolving Credit Facility and the Parent Company Credit Agreement. The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%.

ETP 2008 Senior Notes

In March 2008, ETP issued a total of $1.5 billion aggregate principal amount of Senior Notes comprised of $350.0 million of 6.00% Senior Notes due 2013, $600.0 million of 6.70% Senior Notes due 2018, and $550.0 million of 7.50% Senior Notes due 2038 (collectively, the “ETP 2008 Senior Notes”). ETP may redeem some or all of the ETP 2008 Senior Notes at any time, or from time to time, pursuant to the terms of the indenture. ETP used the proceeds of approximately $1.48 billion (net of bond discounts of $8.2 million and other offering costs of $10.8 million) from the issuance of the ETP 2008 Senior Notes to repay other indebtedness.

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

ETP Credit Facility

ETP has a $2.0 billion revolving credit facility (the “ETP Credit Facility”) that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity) which matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate.

As of September 30, 2008, there was a balance of $1.39 billion outstanding under the ETP Credit Facility. The weighted average interest rate on the total amount outstanding at September 30, 2008, was 3.36%. The total amount available under the ETP Credit Facility, as of September 30, 2008, which is reduced by outstanding letters of credit, was approximately $588.0 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s other current and future unsecured debt.

HOLP Credit Facility

A $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. As of September 30, 2008, there was $10.0 million outstanding on the revolving credit loans. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Credit Facility. There were outstanding letters of credit of $1.0 million at September 30, 2008. The sum of the loans made under the HOLP Credit Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the $75.0 million maximum amount of the HOLP Credit Facility. The amount available at September 30, 2008 was $64.0 million.

12.	PARTNERS’ CAPITAL AND UNIT-BASED COMPENSATION PLANS:

Under the terms of ETE’s partnership agreement, the limited partners’ potential liability is limited to their investment in the Partnership. The general partner of ETE manages and controls the business and affairs of the Partnership. The limited partners of ETE are not involved in the management and control of ETE.

Issuances of Subsidiary Units

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and the underlying book value arising from issuance of units by ETP (excluding unit issuances to the Parent Company) as capital transactions rather than electing the income recognition method as permitted by SEC Staff Accounting Bulletin No. 51 (“SAB 51”). If ETP issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP Units during the three and nine-month periods ended September 30, 2008.

On January 8, 2008, ETP issued 750,000 ETP Common Units at $48.81 per ETP Common Unit to the underwriters pursuant to the exercise of a 30-day option to purchase Common Units to cover Over-Allotments in connection with a public offering of 5,000,000 ETP Common Units, representing limited partner interests, in December 2007. The proceeds of $35.0 million, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

On July 21, 2008, ETP issued 7,750,000 ETP Common Units representing limited partner interests at $39.45 per ETP Common Unit in connection with a public offering. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 1,162,500 additional ETP Common Units, which was immediately exercised with the equity issuance. Net proceeds of approximately $338.0 million were used by ETP to repay a portion of the amount outstanding under its ETP Credit Facility.

The Partnership recorded the difference of $48.8 million between the carrying amount of the Partnership’s investment in ETP and its share of the underlying book value after giving effect to the above transactions as a capital transaction based on the Partnership’s ownership in ETP‘s limited partner interests being diluted from 43.99% to 41.18% during the nine months ended September 30, 2008. The capital transaction is reflected in the Partnership’s condensed consolidated balance sheet at September 30, 2008 as an increase in limited partners’ capital in accordance with the guidance in SAB 51. No deferred taxes were recorded and the transaction had no effect on the Partnership’s income.

Contributions to Subsidiary

The Parent Company indirectly owns the entire 2% general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. ETP GP is required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions in order to maintain its 2% general partner interest in ETP. These contributions are generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. ETP GP was required to contribute $8.0 million related to the nine months ended September 30, 2008, which were paid by ETP GP to ETP during the three months ended September 30, 2008.

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

On May 19, 2008 the Parent Company paid a per unit cash distribution for the three months ended March 31, 2008 of $0.44 per Common Unit ($1.76 per unit annualized) to Unitholders of record as of the close of business on May 5, 2008 (an increase of $0.12 per Common Unit on an annualized basis).

On August 19, 2008 the Parent Company paid a per unit cash distribution for the three months ended June 30, 2008 of $0.48 per Common Unit ($1.92 per unit annualized) to Unitholders of record as of the close of business on August 7, 2008 (an increase of $0.16 per Common Unit on an annualized basis).

On October 31, 2008 the Parent Company declared a per unit cash distribution for the three months ended September 30, 2008 of $0.48 per Common Unit ($1.92 per unit annualized) to be paid on November 19, 2008 to Unitholders of record as of the close of business on November 10, 2008.

ETP’s Quarterly Distributions of Available Cash

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

On February 14, 2008, ETP paid a one-time distribution related to the four-month transition period ended December 31, 2007 of $1.125 per Common Unit ($3.375 per Limited Partner Unit annualized) to Unitholders of record as of the close of business on February 1, 2008 (an increase of $0.075 per unit on an annualized basis).

On May 15, 2008, ETP paid a per unit cash distribution for the three months ended March 31, 2008 of $0.86875 ($3.475 per Limited Partner Unit annualized) to its Unitholders of record as of the close of business on May 5, 2008 (a $0.10 increase from the previous distribution per Limited Partner Unit).

On August 14, 2008, ETP paid a per-unit distribution for the three-month period ended June 30, 2008 of $0.89375 per Common Unit ($3.575 per Limited Partner Unit on an annualized basis) to Unitholders of record as of the close of business on August 7, 2008 (a $0.10 increase per Limited Partner Unit from the previous distribution).

The Parent Company received distributions from ETP during the nine months ended September 30, 2008 relating to its ownership of 62,500,797 ETP Common Units, the 2% general partner interest and the Incentive Distribution Rights of ETP as follows:

Limited Partner Interest	$180,471
General Partner Interest	13,467
Incentive Distribution Rights	229,268

Total distributions received from ETP	$423,206

On October 31, 2008, ETP declared a per-unit distribution for the three-month period ended September 30, 2008 of $0.89375 per Common Unit ($3.575 per unit on an annualized basis) to be paid on November 14, 2008 to Unitholders of record as of the close of business on November 10, 2008.

Total ETP distributions declared (all from Available Cash from Operating Surplus) related to the nine months ended September 30, 2008 were as follows:

Limited Partners -
Common Units	$395,622
Class E Units	9,363

General Partner -
2% Ownership	12,740
Incentive Distribution Rights	219,298

$637,023

Based on ETP’s current quarterly distributions of $0.89375 per unit the Parent Company would be entitled to receive a quarterly cash distribution of $136.0 million (or $544.0 million on an annualized basis), which consists of $4.3 million from the indirect ownership of the 2% general partner interest in ETP, $75.8 million from the indirect ownership of the Incentive Distribution Rights in ETP and $55.9 million from the Common Units of ETP.

Unit Based Compensation Plans

We recognized non-cash unit-based compensation expense of $2.3 million for the three months ended September 30, 2008. The non-cash unit-based compensation expense for the three months ended August 31, 2007 was not significant. For the nine months ended September 30, 2008 and August 31, 2007 we recognized non-cash unit-based compensation expense of $14.3 million and $7.3 million, respectively, as discussed below. For purposes of recognizing non-cash compensation expense, we calculate the grant date fair value assuming a risk-free interest rate based on the current treasury rate and expected distributions based on the most recently declared distribution as of the grant date.

ETE Long-Term Incentive Plan

The ETE Long-Term Incentive Plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units. In addition, the Board of Directors or the

Compensation Committee of the board of directors of the Partnership’s general partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. As of September 30, 2008, there have been no awards made under the ETE Long-Term Incentive Plan.

Each ETE Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is then in office and, automatically on each September 1st thereafter, will receive an award of Units equal to $15 thousand divided by the fair market value of ETE Common Units on such date (“Annual Director’s Grant”). Each award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan. As of September 30, 2008 a total of 1,624 restricted units granted to ETE Directors are the only units outstanding under the ETE Long-Term Incentive Plan.

ETP Unit-Based Compensation Plans

2004 Unit Plan

The ETP Amended and Restated 2004 Unit Award Plan (the “2004 Unit Plan”) provides for awards of ETP Common Units and other rights to our employees, officers and directors. As of September 30, 2008, 581,125 ETP Common Units were available for future grants under the 2004 Unit Plan.

Employee Grants.

Prior to December 2007, substantially all of the awards granted to employees under the 2004 Unit Plan required the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award was structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three year period. The performance criteria was generally based upon the total return (unit price appreciation plus cash distributions) to the ETP Unitholders as compared to a group of publicly traded partnership peer companies. Non-cash compensation expense is recorded based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded.

Since December 2007, ETP has also granted unit awards to employees that vest 20% per year over a five year period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives.

The following table shows the activity of the employee grants during the nine months ended September 30, 2008:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of December 31, 2007	1,039,529	$42.27
Awards granted	47,000	39.92
Awards vested	(61,336)	44.07
Awards forfeited	(198,844)	40.47

Unvested awards as of September 30, 2008	826,349	$42.43

The total expected non-cash compensation expense to be recognized related to the unvested employee awards as of September 30, 2008 was:

Years Ending December 31:
2008 (remainder)	$3,757
2009	7,291
2010	3,620
2011	1,979
2012	831

Director Grants.

The following table shows the activity of the Director Grant Awards during the nine months ended September 30, 2008:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of December 31, 2007	6,928	$40.47
Awards granted	4,470	38.45
Awards vested	(2,752)	42.32

Unvested awards as of September 30, 2008	8,646	$38.83

The total expected non-cash compensation expense to be recognized related to the unvested Director Awards as of September 30, 2008 was:

Years Ending December 31:
2008 (remainder)	$38
2009	122
2010	44
2011	10

Related Party Awards

During 2007, a partnership (McReynolds Equity Partners, L.P.), the general partner of which is owned and controlled by our President, awarded to certain new officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. These rights include the economic benefits of ownership of these units based on a five year vesting schedule whereby the officer will vest in the units at a rate of 20% per year. None of the costs related to such awards are paid by ETP or ETE. Based on GAAP covering related party transactions and unit-based compensation arrangements, the Parent Company and ETP are recognizing non-cash compensation expense over the vesting period based on the grant date fair value of the ETE units awarded the ETP employees assuming no forfeitures. In December 2007, rights related to 55,000 of the ETE units vested, rights related to 60,000 ETE units vested in March 2008, and rights related to 20,000 ETE units vested in June, 2008. In June 2008, rights related to 240,000 ETE units were forfeited due to the resignation of an officer of ETP.

On July 22, 2008, rights related to 240,000 ETE units were awarded to ETP’s current chief financial officer. This award has similar terms to those discussed above, including vesting over five years at 20% per year. None of the costs related to this award will be paid by ETP or ETE.

As of September 30, 2008, rights related to 540,000 unvested ETE units remained outstanding. For the three months ended September 30, 2008 and August 31, 2007, we recognized non-cash compensation expense of $1.4 million and $2.6 million, respectively, related to these awards. For the nine-month periods ended September 30, 2008 and August 31, 2007, we recognized non-cash compensation expense, net of forfeitures, of $1.7 million and $5.2 million, respectively, as a result of these awards. As these units were outstanding prior to these awards, these awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. As of September 30, 2008, we expect to recognize non-cash compensation expense as follows in future periods related to these awards:

Years Ending December 31:
2008 (remainder)	$1,645
2009	4,872
2010	2,819
2011	1,526
2012	563
2013	161

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (“AOCI”), net of tax:

	September 30, 2008	December 31, 2007
Net gain on commodity related hedges	$11,951	$25,497
Net loss on interest rate hedges	(24,285)	(22,439)
Unrealized gains (losses) on available-for-sale securities	(2,305)	483
Minority interests	(5,695)	(14,768)

Total AOCI, net of tax	$(20,334)	$(11,227)

13.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

On September 29, 2006, Transwestern filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. In April 2007, the FERC approved a Stipulation and Agreement of Settlement (“Stipulation and Agreement”) that resolved the primary components of the rate case. Transwestern’s tariff rates and fuel charges are now final for the period of the settlement. Transwestern’s tariff rates and fuel charges are now final for the period of the settlement. Transwestern is not required to file a new rate case until October 1, 2011.

The Phoenix project, as filed with the FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. On November 15, 2007, the FERC issued an order granting Transwestern its Certificate of Public Convenience and Necessity (“Order”). Pursuant to the Order, Transwestern filed its initial Implementation Plan on November 14, 2007 and accepted the Order on November 19, 2007. On December 17, 2007, two parties filed requests for rehearing of the Order and on December 20, 2007, one party filed a motion to stay the Order. On February 21, 2008, the FERC reaffirmed its decision in the Order; thus, Transwestern notified customers of the commencement of construction in January 2008. The San Juan Lateral portion of the project was placed in service effective July 2008 and the pipeline to the Phoenix area is expected to be in service during the fourth quarter of 2008.

As discussed in Note 3, certain regulatory approvals are still pending with respect to the expansion and interim service of MEP.

Guarantees

On February 29, 2008, MEP entered into a credit agreement that provides for a $1.4 billion senior revolving credit facility (the “MEP Facility”). We have guaranteed 50% of the obligations of MEP under the MEP Facility, with the remaining 50% of MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage increases or decreases. The MEP Facility is unsecured and matures on February 28, 2011. Amounts borrowed under the MEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the MEP Facility varies based on both our credit rating and that of KMP, with a maximum fee of 0.15%. The MEP Facility also has a swingline loan option with a maximum borrowing of $25.0 million at a prime rate. The sum of the loans, swingline loans and letters of credit may not exceed the maximum amount of revolving credit available under the MEP Facility. The indebtedness under the MEP Facility is prepayable at any time at the option of MEP without penalty. The MEP Facility contains covenants that limit (subject to certain exceptions) MEP’s ability to grant liens, incur indebtedness, engage in transactions with affiliates, enter into restrictive agreements, enter into mergers, or dispose of substantially all of its assets. The MEP Facility is syndicated among multiple financial institutions; the Royal Bank of Scotland PLC is the administrative agent. Among the lending banks that make up the syndicate of financial institutions for the MEP Facility, affiliates of Lehman Brothers provide less than 10% of the $1.4 billion available. MEP expects the MEP Facility to be reduced by the amount of the Lehman Brothers affiliates’ commitment. However, the MEP Facility is not defaulted, and the commitments of the other lending banks remain unchanged.

In March 2008, MEP reimbursed ETP a net $63.5 million from the MEP Facility for previous advances ETP made to MEP. As of September 30, 2008, MEP had $525.0 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2008 was 3.55%. The total amount available under the MEP Facility was $841.7 million as of September 30, 2008.

Prior to September 30, 2008, MEP also had a $197.0 million reimbursement agreement under which MEP could issue letters of credit. This reimbursement agreement expired on September 30, 2008 and there are no longer any letters of credit outstanding.

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

We have certain non-cancelable leases for property and equipment which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases totaled approximately $6.3 million and $11.7 million for the three-month periods ended September 30, 2008 and August 31, 2007, respectively, and has been included in operating expenses in the accompanying condensed consolidated statements of operations. For the nine-month periods ended September 30, 2008 and August 31, 2007, rental expense totaled approximately $21.7 million and $27.0 million, respectively, for operating leases.

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

In its Order and Notice, the FERC is seeking $70.1 million in disgorgement of profits, plus interest, and $97.5 million in civil penalties relating to these matters. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. On August 27, 2007, ETP filed a request for rehearing of the Order and Notice. On December 20, 2007, the FERC issued an order denying rehearing and directed FERC Staff to file a brief recommending disposition of issues by order or by evidentiary hearing. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. On February 14, 2008, the Enforcement Staff of the FERC filed a brief recommending that the FERC refer various matters relating to its market manipulation allegations for an evidentiary hearing before a FERC administrative law judge. The Enforcement Staff also recommended that FERC issue an order assessing the $15.5 million portion of the above-referenced penalty against ETP with respect to the allegations related to ETP’s Oasis Pipeline and that the Oasis-related penalty assessment, if not paid, then be referred by the FERC to a federal district court for de novo review. The Enforcement Staff also recommended that the FERC impose certain changes in Oasis’ business operations and refunds to certain Oasis customers as previously proposed in the Order and Notice. Finally, the Enforcement Staff recommended that the FERC pursue market manipulation claims related to ETP’s trading activities in October 2005, for November 2005 monthly deliveries, a period not previously covered by FERC’s allegations in the Order and Notice, and that ETP be assessed an additional civil penalty of $25.0 million and be required to disgorge approximately $7.3 million of alleged unjust profits related to this additional month. If the FERC pursues the claims related to this additional month, the total amount of civil penalties and disgorgement of profits sought by the FERC would be approximately $200.0 million. On March 31, 2008, we responded to the Enforcement Staff’s brief. On April 25, 2008, the Enforcement Staff filed an answer to our March 31, 2008 pleading. On May 15, 2008, the FERC ordered hearings to be conducted by FERC administrative law judges with respect to the FERC’s Oasis claims and market manipulation claims. The hearing related to the Oasis claims is scheduled to commence in December 2008 with the administrative law judge’s initial decision due by May 11, 2009 and the hearing related to the market manipulation claims is scheduled to commence in April 2009 with the administrative law judge’s initial decision due by October 26, 2009. The FERC denied our request for dismissal of the proceeding and has ordered that, following the completion of the hearings, the administrative law judges make recommendations with respect to whether we engaged in market manipulation in violation of the NGA and FERC regulations and whether Oasis violated the NGPA and FERC regulations. The FERC reserved for itself the issues of possible civil penalties, revocation of our blanket market certificate, method by which we and Oasis would disgorge any unjust profits and whether any conditions should be placed on Oasis’s Section 311 authorization. Following the issuance of each of the administrative law judge’s initial decision, the FERC would then issue an order with respect to each of these matters. On May 23, 2008, we requested rehearing and stay of the FERC’s May 15, 2008 order establishing hearing, and we renewed those requests on June 26, 2008. On August 7, 2008, FERC denied rehearing of its May 15, 2008 order. On August 8, 2008, we filed a petition with the U.S. Court of Appeals for the Fifth Circuit to review and set aside FERC’s May 15 and August 7, 2008 orders on the grounds that we are entitled to adjudicate FERC’s claims in federal district court pursuant to the NGA and the NGPA.

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

In addition to the FERC legal action, third parties have asserted claims and may assert additional claims against us and ETP for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages. We are seeking to compel arbitration in several of these suits on the grounds that the claims are subject to arbitration agreements, and one suit is pending before the Texas Supreme Court on issues of arbitrability. One of the suits against us and ETP contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. We have also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producers/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel. We have filed an original action in Harris County state court seeking a stay of the arbitration on the ground that the action is not arbitrable. The claimants have agreed to a stay of the arbitration pending resolution of cross-motions for summary judgment in the state court proceeding, which were heard by the court on August 29, 2008.

A consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the CEA. It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we violated the CEA by knowingly aiding and abetting violations of the CEA. The plaintiffs state that this allegedly unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to the plaintiffs and all other members of the putative class who sold natural gas futures or who purchased and/or sold natural gas options contracts on NYMEX during the class period. The plaintiffs have requested certification of their suit as a class action, and seek unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. On March 20, 2008, the plaintiffs filed a second consolidated class action complaint. In response to this new pleading, on May 5, 2008 we filed a motion to dismiss the second consolidated complaint. On June 19, 2008 the plaintiffs filed a response opposing ETP’s motion to dismiss. We filed a reply in support of our motion on July 9, 2008.

On March 17, 2008, a second class action complaint was filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law. The complaint further alleges that during this period we exerted monopoly power to suppress the price for these transactions to non-competitive levels in order to benefit from our own physical natural gas positions. The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief. On May 19, 2008, ETP filed a motion to dismiss this complaint. On July 2, 2008 the plaintiffs filed a response opposing our motion to dismiss. We filed a reply in support of our motion on August 18, 2008.

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

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of the FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was filed on or about July 31, 2007. Appellee’s opposition brief was filed on or about November 21, 2007. Appellee Transwestern filed its separate response brief on January 11, 2008 and Grynberg’s reply brief was filed in June 2008 and the hearing on all briefs was held in September 2008, with a ruling expected in the near future. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows.

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

As of September 30, 2008 and December 31, 2007, an accrual of $20.9 million and $30.5 million, respectively, was recorded as accrued and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include historical remediation obligations at several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $9.2 million. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amount has been recorded in our September 30, 2008 or our December 31, 2007 condensed consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of September 30, 2008 and December 31, 2007, an accrual on an undiscounted basis of $13.3 million and $15.7 million was recorded in our condensed consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Through September 30, 2008, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2009. Through September 30, 2008, a total of $6.8 million of capital costs and $12.4 million of operating and maintenance costs have been incurred for pipeline integrity testing for our transportation assets other than Transwestern. Through September 30, 2008, a total of $5.5 million of capital costs and $0.3 million of operating and maintenance costs have been incurred for pipeline integrity costs for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

14.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Commodity Price Risk

We have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. The payments on margin deposits occur when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date. We had net deposits with derivative counterparties of $80.6 million and $42.2 million as of September 30, 2008 and December 31, 2007, respectively, reflected as deposits paid to vendors on our condensed consolidated balance sheets.

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, a change in the fair value is deferred in AOCI until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Gains and losses deferred in AOCI related to cash flow hedges remain in AOCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For financial derivative instruments that do not qualify for hedge accounting the change in fair value is recorded in cost of products sold in the condensed consolidated statements of operations. We reclassified into earnings gains of $0.5 million and $19.6 million for the three months ended September 30, 2008 and August 31, 2007, respectively, and gains of $13.3 million and $159.4 million for the nine months ended September 30, 2008 and August 31, 2007, respectively, related to commodity financial instruments that were previously reported in AOCI.

We expect gains of $11.9 million related to commodity derivatives to be reclassified into earnings over the next twelve months related to income currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

Trading Activities

Due to a high level of market volatility as well as other business considerations, as of July 2008 we determined that we will no longer engage in the trading of financial derivative instruments that are not offset by physical positions. As a result, we will no longer have any material exposure to market risk from such derivative positions. The derivative contracts that were previously entered into for trading purposes are recognized in the condensed consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in midstream and intrastate transportation and storage revenue in the condensed consolidated statements of operations on a net basis. Trading activities, including trading of physical gas and financial derivative instruments, resulted in net losses of approximately $26.2 million for the nine months ended September 30, 2008, net gains of approximately $2.2 million for the fiscal year ended August 31, 2007 and net losses of approximately $2.3 million for the four-month transition period ended December 31, 2007.

The following table details the outstanding commodity-related derivatives and their fair values:

September 30, 2008

	Commodity	Notional Volume MMBTU	Maturity	Fair Value Asset (Liability)
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	44,577,500	2008-2011	$(4,670)
Swing Swaps IFERC	Gas	(15,631,000)	2008-2009	4,035
Fixed Swaps/Futures	Gas	(14,722,500)	2008-2010	34,381
Forward Physical Contracts	Gas	122,000	2008	16
Options	Gas	(122,000)	2008	(16)
Forwards/Swaps – in Gallons	Propane	55,440,000	2008-2009	(15,075)

				18,671

(Trading)
Basis Swaps IFERC/NYMEX	Gas	—	2008-2009	(1,819)

				16,852

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(5,910,000)	2008-2009	8
Fixed Swaps/Futures	Gas	(5,910,000)	2008-2009	13,265

				13,273

				$30,125

December 31, 2007

	Commodity	Notional Volume MMBTU	Maturity	Fair Value Asset (Liability)
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	2,732,500	2008-2009	$(2,767)
Swing Swaps IFERC	Gas	(4,640,000)	2008	(1,515)
Fixed Swaps/Futures	Gas	(26,987,500)	2008-2009	14,230
Forward Physical Contracts	Gas	(17,847,140)	2008	(1,063)
Options	Gas	(670,000)	2008	(161)
Forward/Swaps – in Gallons	Propane	9,282,000	2008	3,319

				12,043

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(18,362,500)	2008	2,298

				14,341

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(11,255,000)	2008-2009	(1,262)
Fixed Swaps/Futures	Gas	(13,120,000)	2008-2009	26,913

				25,651

				$39,992

We attempt to maintain balanced positions in our non-trading activities to protect ourselves from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance our positions. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position, either favorably or unfavorably.

During the nine months ended September 30, 2008 and August 31, 2007, we discontinued the application of hedge accounting in connection with certain derivative financial instruments that were qualified and designated as cash flow hedges related to forecasted sales of natural gas stored in our Bammel storage facilities. The discontinuation resulted from management’s determination that the originally forecasted sales of natural gas from the storage facilities were no longer probable of occurring by the end of the originally specified time period, or within an additional two-month period of time thereafter. The determination was made principally due to the unseasonably warm weather that occurred during February through March 2007 for the 2007 period and unfavorable market conditions for the 2008 period. As a result of the discontinued application of hedge accounting, we recognized previously deferred unrealized losses of $10.3 million and unrealized gains of $37.2 million, which are included in the reclassification into earnings from AOCI during the nine months ended September 30, 2008 and August 31, 2007, respectively. We recorded these amounts in cost of products sold in our condensed consolidated statements of operations.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized and unrealized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified as gains (losses) on non-hedged interest rate derivatives are reflected separately on the condensed consolidated statements of operations.

The following table presents our outstanding interest rate swap derivatives and fair values:

Term	Notional Amount	Type	Cash Flow Hedge	Fair Value Liability as of
				September 30, 2008	December 31, 2007
March 2009	$125,000	Pay Fixed 5.14% Receive Float	No	$945	$1,530
May 2016	300,000	Pay Fixed 5.2% Receive Float	No	18,750	15,870
November 2012	700,000	Pay Fixed 4.84% Receive Float	Yes	26,949	23,281
November 2012	500,000	Pay Fixed 4.57% Receive Float	No	19,873	16,020

We reclassified into earnings, losses of $8.1 million and gains of $4.8 million for the nine months ended September 30, 2008 and August 31, 2007, respectively, related to interest rate swaps that were previously reported in AOCI. We expect losses of $11.4 million to be reclassified into earnings over the next twelve months related to income on interest rate financial instruments currently reported in AOCI. The amount ultimately realized, however, could differ as interest rates and the timing of debt issuances change.

The following table presents pre-tax balances in AOCI related to interest rate swaps accounted for as hedges:

Date Settled	Term	Notional Amount	Type	Accumulated Other Comprehensive Income (Loss) as of
				September 30, 2008	December 31, 2007
Quarterly through maturity	2012	$700,000	Pay Fixed 4.84% Receive Float	$(24,518)	$(23,365)
April 2007	2014	400,000	LIBOR Forward Starting	(10,844)	(11,135)
June 2006	2016	200,000	Treasury Lock	11,320	12,210
January 2005	2017	100,000	Treasury Lock	(243)	(269)

				$(24,285)	$(22,559)

Summary of Derivative Gains and Losses

The following table presents derivative activity recognized in net income:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Commodity-related
Unrealized non-trading gains related to commodity related derivatives recognized in cost of products sold, excluding ineffectiveness	$41,397	$739	$6,628	$7,442
Ineffective portion of cash flow hedge derivatives recognized in cost of products sold	(11)	(59)	(8,347)	(2,402)
Realized non-trading gains related to commodity-related derivatives included in cost of products sold	42,422	38,665	14,797	186,171
Unrealized trading gains (losses) recognized in revenues	(6,996)	418	(4,117)	(8,194)
Realized trading gains (losses) recognized in revenues	(29,733)	1,077	(24,165)	9,133

Interest rate swaps
Unrealized gains (losses) on interest rate swaps included in interest expense for designated hedges and other income for non-designated hedges	$(4,808)	$(30,356)	$(8,666)	$5,962
Ineffective portion of cash flow derivatives included in interest expense	—	—	2	1,012
Realized gains (losses) on interest rate swaps included in interest expense and other income	(8,224)	33,867	(13,085)	37,784

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

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our condensed consolidated balance sheet and recognized in net income or other comprehensive income.

15.	RELATED PARTY TRANSACTIONS:

We made the following purchases from affiliates of Enterprise G.P. Holdings, L.P. (“Enterprise”):

Enterprise Transactions	Product	Volumes (in thousands)	Dollars
Three Months Ended September 30, 2008:
Propane Operations -
Purchases	Propane - gallons	47,336	$82,867

Natural Gas Operations -
Sales	NGLs - gallons	23,362	$37,191
	Natural Gas - MMBtu	1,854	17,345
	Fees	—	1,493

Purchases	Natural Gas Imbalances - MMBtu	(1,382)	$(4,299)
	Natural Gas - MMBtu	5,609	41,726
	Fees	—	13,148
Nine Months Ended September 30, 2008:
Propane Operations -
Purchases	Propane - gallons	210,891	$353,451

Natural Gas Operations -
Sales	NGLs - gallons	39,339	$62,104
	Natural Gas - MMBtu	4,886	44,023
	Fees	—	4,651

Purchases	Natural Gas Imbalances - MMBtu	599	$(1,379)
	Natural Gas - MMBtu	10,938	93,699
	Fees	—	13,660

Period from May 7, 2007 (the date Enterprise became an affiliate) to August 31, 2007:

Propane Operations -
Purchases	Propane-gallons	45,490	$55,938

Natural Gas Operations -
Sales	NGLs - gallons	464	$648
	Natural Gas - MMBtu	1,495	9,768

Purchases	Natural Gas Imbalances - MMBtu	3,120	$22,677
	Natural Gas - MMBtu	1,541	7,501

Accounts receivable from and payable to related companies as of September 30, 2008 and December 31, 2007 relate primarily to activities in the normal course of business.

From time to time, we enter into commodity financial instrument contracts for which Enterprise or its affiliates are the counterparty. During the three and nine months ended September 30, 2008, we recognized losses of $0.7 million and gains of $1.7 million, respectively, in net income. As of September 30, 2008, derivative liabilities with a total fair value of $14.5 million are outstanding with Enterprise from such transactions. Comparative amounts for 2007 were not significant.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines, and ETC OLP sells natural gas to Enterprise. Our propane operations routinely buy and sell product with Enterprise. During the third quarter of 2008, Enterprise began holding NGL inventory for ETC OLP. The following table summarizes the related party balances with Enterprise on our condensed consolidated balance sheets related to our natural gas operations:

	September 30, 2008	December 31, 2007
Natural Gas Operations:
Accounts receivable	$17,974	$9,770
Accounts payable	17,595	6,840
Imbalance payable	4,838	6,218
Inventory	1,646	—

Propane Operations:
Accounts receivable	$1,545	$3,396
Accounts payable	18,464	41,939

Accounts receivable from related companies excluding Enterprise consist of the following:

	September 30, 2008	December 31, 2007
LE GP	$—	$174
MEP	5,011	743
Energy Transfer Technologies, Ltd.	690	922
Others	27	3,065

Total accounts receivable from related companies excluding Enterprise	$5,728	$4,904

Effective October 19, 2007, the Chief Executive Officer (“CEO”) of ETP’s General Partner, Mr. Kelcy Warren, voluntarily determined that his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined future cash bonuses and future equity awards under our 2004 Unit Plan. In accordance with GAAP, we recorded non-cash compensation expense and an offsetting capital contribution of $0.9 million ($0.4 million in salary and $0.5 million in accrued bonuses) for the nine months ended September 30, 2008 as an estimate of the reasonable compensation level for the CEO position.

16.	REPORTABLE SEGMENTS:

Our operations include four reportable segments which conduct business exclusively in the United States of America, as follows:

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

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general and administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. We allocate administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”) which is based on factors such as respective segments’ gross margins, employee costs, and property and equipment. The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month. The amounts allocated for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Costs allocated from ETP to Operating Partnerships:
Midstream and intrastate transportation operations	$4,162	$4,214	$12,747	$11,357
Interstate operations	1,200	1,628	3,706	4,388
Propane operations	2,642	3,736	8,167	10,067

Total	$8,004	$9,578	$24,620	$25,812

Costs allocated from Operating Partnerships to ETP:
Midstream and intrastate transportation operations	$3,634	$938	$7,567	$5,221
Propane operations	776	577	2,129	2,187

Total	$4,410	$1,515	$9,696	$7,408

The following table presents the financial information by segment for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Revenues:
Midstream	$1,435,157	$751,989	$4,555,340	$2,245,313
Eliminations	(1,068,149)	(419,799)	(3,272,574)	(1,205,607)
Intrastate transportation and storage	1,509,555	1,033,031	4,862,641	3,105,079
Interstate transportation	62,023	58,791	176,663	178,663
Retail propane and other retail propane related	263,566	183,628	1,162,941	989,628
All other	3,938	18,686	13,675	90,516

Total revenues	$2,206,090	$1,626,326	$7,498,686	$5,403,592

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
Cost of Products Sold:
Midstream	$1,352,658	$686,942	$4,271,788	$2,073,469
Eliminations	(1,068,149)	(419,799)	(3,272,574)	(1,205,607)
Intrastate transportation and storage	1,150,799	822,825	3,965,931	2,455,855
Retail propane and other retail propane related	195,403	109,420	761,415	584,284
All other	2,743	18,272	10,684	82,862

Total cost of products sold	$1,633,454	$1,217,660	$5,737,244	$3,990,863

Depreciation and Amortization:
Midstream	$17,654	$7,965	$46,960	$21,727
Intrastate transportation and storage	25,890	19,437	66,502	50,056
Interstate transportation	9,637	9,077	28,204	27,972
Retail propane and other retail propane related	20,255	18,998	58,828	54,241
All other	127	169	428	523

Total depreciation and amortization	$73,563	$55,646	$200,922	$154,519

Operating Income (Loss):
Midstream	$38,877	$35,399	$154,561	$88,649
Intrastate transportation and storage	227,851	127,005	547,931	420,091
Interstate transportation	33,698	27,749	91,414	95,650
Retail propane and other retail propane related	(39,728)	(20,974)	61,705	106,405
All other	(311)	(1,145)	(904)	1,482
Unallocated selling, general and administrative expenses	(4,123)	(895)	(8,574)	(6,029)

Total operating income	$256,264	$167,139	$846,133	$706,248

Other items not allocated by segment:
Interest expense, net of interest capitalized	$(90,300)	$(73,423)	$(261,297)	$(211,439)
Equity in earnings (losses) of affiliates	(654)	(51)	(749)	274
Gain (loss) on disposal of assets	2,520	(2,525)	1,584	(8,254)
Gains (losses) on non-hedged interest rate derivatives	(9,152)	33	(13,610)	29,081
Other, net	18,564	1,403	53,631	4,560
Income tax benefit (expense)	7,874	(2,729)	(6,600)	(8,518)
Minority interests	(79,737)	(37,976)	(266,614)	(223,633)

	(150,885)	(115,268)	(493,655)	(417,929)

Net income	$105,379	$51,871	$352,478	$288,319

	September 30, 2008	December 31, 2007
Total Assets:
Midstream	$1,660,290	$1,444,446
Intrastate transportation and storage	4,718,332	4,254,514
Interstate transportation	2,381,789	1,834,941
Retail propane and other retail propane related	1,756,820	1,778,426
All other	750,693	149,767

Total	$11,267,924	$9,462,094

	Nine Months Ended
	September 30, 2008	August 31, 2007
Additions to Property, Plant and Equipment
Including Acquisitions (accrual basis):
Midstream	$204,610	$141,163
Intrastate transportation and storage	728,028	627,970
Interstate transportation	621,807	1,345,637
Retail propane and other retail propane related	97,602	39,543
All other	1,800	1,513

Total	$1,653,847	$2,155,826

17.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the stand-alone financial statements of the Parent Company as of September 30, 2008 and December 31, 2007 and for the three and nine-month periods ended September 30, 2008 and August 31, 2007 which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,000	$42
Accounts receivable from related companies	459	11,586
Prepaid expenses and other	383	66

Total current assets	100,842	11,694

ADVANCES TO AND INVESTMENT IN AFFILIATES	1,690,532	1,607,658
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	9,332	11,588

Total assets	$1,800,706	$1,630,940

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$730	$728
Accounts payable to related companies	2,840	1,574
Accrued and other current liabilities	1,111	816
Interest payable	10,457	15,671
Price risk management liabilities	24,603	9,189

Total current liabilities	39,741	27,978

LONG-TERM DEBT, less current maturities	1,672,026	1,572,643
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	40,970	45,982
COMMITMENTS AND CONTINGENCIES

	1,752,737	1,646,603

PARTNERS’ CAPITAL (DEFICIT):
General Partner	417	192
Limited Partner – Common Unitholders (222,829,956 units authorized, issued and outstanding at September 30, 2008 and December 31, 2007)	67,886	(4,628)

Accumulated other comprehensive loss	(20,334)	(11,227)

Total partners’ capital (deficit)	47,969	(15,663)

Total liabilities and partners’ capital (deficit)	$1,800,706	$1,630,940

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	August 31, 2007	September 30, 2008	August 31, 2007
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(1,188)	$(2,071)	$(4,523)	$(6,797)

OTHER INCOME (EXPENSE):
Interest expense	(22,504)	(26,240)	(69,527)	(77,325)
Equity in earnings of affiliates	138,955	96,030	441,299	375,268
Losses on non-hedged interest rate derivatives	(9,546)	(15,267)	(13,759)	(1,952)
Other, net	(338)	(329)	(993)	(246)

INCOME BEFORE INCOME TAXES	105,379	52,123	352,497	288,948

Income tax expense	—	(252)	(19)	(629)

NET INCOME	105,379	51,871	352,478	288,319

GENERAL PARTNER’S INTEREST IN NET INCOME	326	160	1,091	903

LIMITED PARTNERS’ INTEREST IN NET INCOME	$105,053	$51,711	$351,387	$287,416

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2008	August 31, 2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$329,150	$227,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	163,232	9,323
Principal payments on debt	(63,847)	(363,307)
Equity offerings	—	158,934
Cash distributions to Partners	(328,577)	(237,130)
Debt issuance costs	—	(126)

Net cash used in financing activities	(229,192)	(432,306)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,958	(205,294)

CASH AND CASH EQUIVALENTS, beginning of period	42	213,895

CASH AND CASH EQUIVALENTS, end of period	$100,000	$8,601

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

We have also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which we believe will provide additional cash flow to our Unitholders for years to come. Recently, we announced the construction of the Texas Independence Pipeline to be completed in the third quarter of 2009, as well as the completion of several projects including our Southeast Bossier pipeline in April 2008, and our San Juan Loop, Paris Loop, Maypearl to Malone and Carthage pipelines in the third quarter of 2008.

Our principal operations are primarily conducted in the following reportable segments (see Note 16 to our unaudited condensed consolidated financial statements):

•

Midstream – Revenue is primarily dependent upon the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through our pipelines (excluding the transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices.

•

Intrastate transportation and storage – Revenue is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are high. The HPL System generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies. The use of the Bammel storage reservoir allows us to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin.

•	Interstate transportation – The revenues of this segment consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	Retail propane – Revenue is generated from the sale of propane and propane-related products and services.

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

New Developments

ETP Enogex Partners LLC

In September 2008, we entered into an agreement with OGE Energy Corp. (“OGE”) to form a joint venture entity to which OGE would contribute its Enogex midstream business and we would contribute our 100% equity interest in Transwestern Pipeline Company, our 50% equity interest in MEP and 100% of our interests in the Canyon Gathering System. The joint venture entity, ETP Enogex Partners LLC (“ETP Enogex Partners”), will be jointly owned and managed by us and OGE on a 50/50 basis. The parties are contractually obligated to take various actions to facilitate an initial public offering of ETP Enogex Partners as a master limited partnership following the closing of the transaction, including the creation of a master limited partnership structure pursuant to which we and OGE would each own 50% of the general partner entity that would be entitled to receive incentive distribution payments from ETP Enogex Partners.

The completion of the joint venture transaction is subject to obtaining specified financings on satisfactory terms, customary regulatory approvals and various third-party consents. In this regard, the agreement related to this transaction specifies that it is a condition to the obligations of each of us and OGE to consummate the joint venture transaction that ETP Enogex Partners obtain debt financings consisting of (i) the issuance by ETP Enogex Partners of a minimum of $700.0 million of senior notes having a 10-year maturity, (ii) the issuance by Transwestern Pipeline Company of $800.0 million of senior notes having a 10-year maturity and (iii) the arranging of a minimum of $700.0 million revolving credit facility for ETP Enogex Partners, in each case satisfying specified financing terms. If these financings are completed, ETP Enogex Partners would use the proceeds to repay Transwestern Pipeline Company’s existing senior notes and its outstanding indebtedness to ETP, to repay Enogex’s credit facility and its outstanding indebtedness to OGE, and to make a $266.0 million cash distribution to OGE. In such event, we would expect that ETP would receive approximately $600.0 million as repayment of the outstanding indebtedness owed to it by Transwestern Pipeline Company, which payment would significantly enhance ETP’s capital position.

Enogex operates a pipeline system engaged in natural gas gathering, compression, treating, dehydration, processing, transportation and storage. The Enogex system, located principally in Oklahoma, includes approximately 2,300 miles of natural gas transmission pipe and two storage facilities with total 2007 throughput of 1.52 Bcf/d, connecting to 11 different intrastate and interstate pipelines at 64 interconnection points. The storage fields have working gas capacity of 23 Bcf. Enogex has 175,000 horsepower of transmission compression. The Enogex gathering system has more than 5,534 miles of pipeline with connections to approximately 3,100 wells and 250 central receipt points, plus six active processing plants, with 723 MMcf/d of inlet capacity, and a 50% interest in an additional processing plant with 20 MMcf/d of inlet capacity. Enogex has 225,000 horsepower of owned gathering and processing compression.

Fayetteville Express Pipeline, LLC

In October, 2008, we entered into an agreement with KMP for a 50/50 joint development of Fayetteville Express Pipeline, an approximately 187-mile natural gas pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. Fayetteville Express Pipeline, LLC (“FEP”), the entity formed to own and operate this pipeline, plans to initiate public review of the project pursuant to the FERC’s NEPA pre-filing review process in November 2008. The pipeline will have an initial capacity of 2.0 Bcf/d. Pending necessary regulatory approvals, the approximately $1.3 billion pipeline project is expected to be in service by late 2010 or early 2011. FEP has secured binding 10-year commitments for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi, and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Knight, Inc. Knight owns the general partner of KMP.

Trends and Outlook

Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of Common Units. In addition, we expect that, to the extent we are successful in arranging new debt financing, we will incur increased costs associated with these debt financings. In light of the current market conditions, we have taken steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures, maintaining our cash distribution rate at the same level as the prior quarter and continuing to appropriately manage operating and administrative costs to improve profitability. As of September 30, 2008, in addition to $626.1 million of cash on hand, we had available capacity under the Parent Company’s debt facilities and the ETP Credit Facility of $866.0 million. We expect to utilize these resources, along with cash from operations, to fund a significant portion of our growth capital expenditures and working capital needs during 2009 and, based on the initiatives described above, we do not expect the need to access the capital markets until mid to late 2009 or, if the ETP Enogex Partners transaction is consummated with the currently contemplated financing plan as described above in “New Developments”, until the first half of 2010.

ETP will continue to evaluate a variety of financing sources in order to fund its growth capital expenditures and working capital needs, including new debt financings and equity offerings. In this regard, ETP is discussing the possibility of increasing the borrowing capacity under the ETP Credit Facility from $2.0 billion to $3.0 billion, which increase is permitted by the ETP Credit Facility, subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity. In addition, ETP will continue to pursue financing for the ETP Enogex Partners transaction which, if consummated with the currently contemplated financing as described above, would provide approximately $600.0 million of incremental capital to ETP. ETP also intends to pursue obtaining a separate credit facility for FEP to fund construction of the Fayetteville Express Pipeline. Finally, ETP has initiated discussions with us regarding the prospect of our purchasing additional equity interests in ETP as we have approximately $350.0 million of cash on hand and available borrowing capacity under our Parent Company Revolving Credit Facility.

We believe that the size and scope of our operations, our stable asset base and cash flow profile and our investment grade status will be significant positive factors in our efforts to obtain new debt or equity funding; however, there is no assurance that we will be successful in obtaining financing under any of the alternatives discussed above if current capital market conditions continue for an extended period of time or if markets deteriorate further from current conditions. Furthermore, the terms, size and cost of any one of these financing alternatives could be less favorable and could be impacted by the timing and magnitude of our funding requirements, market conditions, and other uncertainties.

Current economic conditions also indicate that many of our customers may encounter increased credit risk in the near term. In particular, our natural gas transportation and midstream revenues are derived significantly from companies that engage in natural gas exploration and production activities. Prices for natural gas and NGLs have fallen dramatically since July 2008. Many of our customers have been negatively impacted by these recent declines in natural gas prices as well as current conditions in the capital markets, which factors have caused several of our customers to announce plans to decrease drilling levels and, in some cases, to consider shutting in natural gas production from some producing wells.

In our intrastate and interstate natural gas operations, a significant portion of our revenue is derived from long-term fee-based arrangements pursuant to which our customers pay us capacity reservation charges regardless of the volume of natural gas transported; however, a portion of our revenue is derived from charges based on actual volumes transported. As a result, our operating cash flows from our natural gas pipeline operations are not tied directly to changes in natural gas and NGL prices; however, the volumes of natural gas we transport may be adversely affected by reduced drilling activity of our customers as a result of lower natural gas prices. As a portion of our pipeline transportation revenue is based on volumes transported, lower volumes of natural gas transported would result in lower revenue from our intrastate and interstate natural gas operations. Based on the significant level of revenue we receive from reservation capacity charges under long-term contracts and our review of the recent announcements of drilling plans by our customers, we do not expect the current level of natural gas prices to have a significant adverse effect on our operating results; however, there are no assurances that commodity prices will not decline further, which could result in a further reduction in drilling activities by our customers.

Since certain of our natural gas marketing operations and substantially all of our propane operations involve the purchase and resale of natural gas and NGLs, we expect our revenues and costs of products sold to be lower than prior periods if commodity prices remain at or fall below existing levels. However, we do not expect our margins from these activities to be significantly impacted as we typically purchase the commodity at a lower price than the sales price. Since the prices of natural gas and NGLs have been volatile, there are no assurances that we will ultimately sell the commodity for a profit.

As noted above, we may reduce our level of discretionary capital expenditures for growth projects in order to preserve our capital resources in the event that the capital market conditions do not allow us to obtain debt or equity financing on reasonable terms. In the event we do not pursue growth projects due to lack of capital, we would likely not achieve the growth in distributable cash flow as we have previously planned.

We actively monitor the credit status of our counterparties, performing both quantitative and qualitative assessments based on their credit ratings and credit default swaps where applicable, and to date have not had any significant credit defaults associated with our transactions. However, given the current volatility in the financial markets, we cannot be certain that we will not experience such losses in the future.

Results of Operations

In November 2007, we filed a Form 8-K indicating that our Limited Partnership Agreement had been amended to change our fiscal year end to the calendar year. Thus, our current fiscal year began on January 1, 2008. We completed a four-month transition period that began September 1, 2007 and ended December 31, 2007 and filed a transition report on Form 10-Q for that period in February 2008. The financial statements contained herein cover the three and nine-month periods ended September 30, 2008 and the three and nine-month periods ended August 31, 2007 (the three and nine-month periods of the previous fiscal year most nearly comparable to the three and nine-month periods ended September 30, 2008).

We did not recast the financial data for the prior fiscal period because the financial reporting processes in place at that time included certain procedures that were completed only on a fiscal quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the information and data of the three and nine-month periods ended August 31, 2007 is comparable to what would have been reported for the three and nine-month periods ended September 30, 2007 if we had recast the prior period information. Such comparability is impacted primarily by weather, fluctuations in commodity prices, volumes of natural gas sold and transported, our hedging strategies and the use of financial instruments, trading activities, basis differences between market hubs and interest rates. We believe that the trends indicated by comparison of the results for the three and nine-month periods ended August 31, 2007 to the periods ended September 30, 2008 are substantially similar to what would have been reflected had we recast the information for the period ended September 30, 2007.

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

Due to a high level of market volatility as well as other business considerations, we ceased our speculative trading activities in July 2008. As a result, we will no longer have any material exposure to market risk from these activities. Trading activities resulted in net losses of approximately $26.2 million for the nine months ended September 30, 2008, net gains of approximately $2.2 million for the fiscal year ended August 31, 2007 and net losses of approximately $2.3 million for the four-month transition period ended December 31, 2007.

ETP is consolidated in the accompanying financial statements. As a result of the November 2006 purchase of 26,086,957 Class G Units ETE’s ownership of ETP’s limited partner interests increased from approximately 33% to approximately 46%, subsequently declining to approximately 44% due to ETP’s sale of common units in January 2008 and December 2007, and approximately 41% upon ETP’s sale of Common Units in July 2008. The effect of this transaction is reflected primarily in the “minority interest” caption on the condensed consolidated balance sheets and results of operations.

Parent Company Results

The Parent Company currently has no separate operating activities apart from those conducted by ETP and its Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP.

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Equity in earnings of affiliates	$138,955	$96,030	$42,925	$441,299	$375,268	$66,031
Selling, general and administrative expense	(1,188)	(2,071)	883	(4,523)	(6,797)	2,274
Interest expense	(22,504)	(26,240)	3,736	(69,527)	(77,325)	7,798
Losses on non-hedged interest rate derivatives	(9,546)	(15,267)	5,721	(13,759)	(1,952)	(11,807)
Other, net	(338)	(329)	(9)	(993)	(246)	(747)

The following is a discussion of the highlights of the Parent Company’s stand-alone results of operations for the periods presented.

Interest Expense. For the three and nine month comparable periods, Parent Company interest expense decreased primarily due to a decrease in the average interest rate on Parent Company borrowings which was offset by a net change in gains and losses of hedged interest rate swaps included in interest expense for the nine months ended August 31, 2007, and hedge ineffectiveness.

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in limited partner units of ETP, its ownership of ETP GP and its ownership of ETP LLC. The increase in equity in earnings of affiliates is directly related to the changes in the ETP segment income described below.

Losses on Non-Hedged Interest Rate Derivatives. Changes resulting from our non-hedged interest rate derivatives are primarily due to changes in fair value of those instruments. See Note 2 to our condensed consolidated financial statements for a discussion of the valuation of our interest rate derivatives.

Consolidated Results

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Revenues	$2,206,090	$1,626,326	$579,764	$7,498,686	$5,403,592	$2,095,094
Cost of products sold	1,633,454	1,217,660	415,794	5,737,244	3,990,863	1,746,381

Gross margin	572,636	408,666	163,970	1,761,442	1,412,729	348,713

Operating expenses	197,493	144,507	52,986	573,606	427,219	146,387
Depreciation and amortization	73,563	55,646	17,917	200,922	154,519	46,403
Selling, general and administrative	45,316	41,374	3,942	140,781	124,743	16,038

Operating income	256,264	167,139	89,125	846,133	706,248	139,885

Interest expense, net of interest capitalized	(90,300)	(73,423)	(16,877)	(261,297)	(211,439)	(49,858)
Equity in earnings (losses) of affiliates	(654)	(51)	(603)	(749)	274	(1,023)
Gain (loss) on disposal of assets	2,520	(2,525)	5,045	1,584	(8,254)	9,838
Gains (losses) on non-hedged interest rate derivatives	(9,152)	33	(9,185)	(13,610)	29,081	(42,691)
Other, net	18,564	1,403	17,161	53,631	4,560	49,071
Income tax benefit (expense)	7,874	(2,729)	10,603	(6,600)	(8,518)	1,918
Minority interests	(79,737)	(37,976)	(41,761)	(266,614)	(223,633)	(42,981)

Net income	$105,379	$51,871	$53,508	$352,478	$288,319	$64,159

See the detailed discussion of revenues, cost of products sold, margin and operating expense by operating segment below.

Interest Expense. For the three and nine months ended September 30, 2008 compared to August 31, 2007, interest expense increased principally due to higher levels of borrowings which increased primarily due to the financing of our growth capital expenditures in our intrastate transportation and storage and interstate transportation operations.

Gains (Losses) on Non-Hedged Interest Rate Derivatives. The change in unrealized loss on interest rate swaps is due to the factors discussed above for the Parent Company results.

Other, net. The increase between the three month periods was principally due to an increase in AFUDC on equity of $19.7 million.

The increase in other, net, between the nine month periods was principally due to an increase in AFUDC on equity of $45.2 million and $7.1 million from the excess of CIAC related to a $40.0 million reimbursement in connection with an extension on our Southeast Bossier pipeline (see Note 2 to our condensed consolidated financial statements).

Income Tax Expense. As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes.

For the three and nine months ended September 30, 2008, the decrease in income tax expense was primarily due to a $12.0 million tax benefit associated with a trading loss incurred by our corporate subsidiaries in July 2008. This tax benefit was offset by higher taxes resulting from increased earnings during the periods. For additional information related to income tax expense, see Note 8 to our condensed consolidated financial statements.

Segment Operating Results

Operating income by segment is as follows:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Midstream	$38,877	$35,399	$3,478	$154,561	$88,649	$65,912
Intrastate transportation and storage	227,851	127,005	100,846	547,931	420,091	127,840
Interstate transportation	33,698	27,749	5,949	91,414	95,650	(4,236)
Retail propane	(39,728)	(20,974)	(18,754)	61,705	106,405	(44,700)
All other	(311)	(1,145)	834	(904)	1,482	(2,386)
Unallocated selling, general and administrative expenses	(4,123)	(895)	(3,228)	(8,574)	(6,029)	(2,545)

Total operating income	$256,264	$167,139	$89,125	$846,133	$706,248	$139,885

Midstream

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Volumes:
Natural gas MMBtu/d – sold	1,344,033	926,511	417,522	1,361,295	930,401	430,894
NGLs Bbls/d – sold	24,019	22,417	1,602	27,618	19,986	7,632

Operating Results:
Revenues	$1,435,157	$751,989	$683,168	$4,555,340	$2,245,313	$2,310,027
Cost of products sold	1,352,658	686,942	665,716	4,271,788	2,073,469	2,198,319

Gross margin	82,499	65,047	17,452	283,552	171,844	111,708

Operating expenses	16,661	10,558	6,103	50,792	30,261	20,531
Selling, general and administrative	9,307	11,125	(1,818)	31,239	31,207	32
Depreciation and amortization	17,654	7,965	9,689	46,960	21,727	25,233

Segment operating income	$38,877	$35,399	$3,478	$154,561	$88,649	$65,912

Gross Margin. Midstream gross margin increased between the comparable three-month periods primarily due to the following factors:

•

An increase in fee-based revenue and processing margin of $17.1 million and $15.2 million, respectively, from our gathering and processing assets (other than our Canyon Gathering System). The increase was due to incremental volumes from the expansion of the Godley plant since placing it into service as well as favorable market conditions to process and extract NGLs;

•	Incremental margin of $7.6 million due to the acquisition of the Canyon Gathering System in October 2007; and,

•

A net decrease of $22.5 million in margin from our trading and marketing activities. Net realized and unrealized trading losses were $36.7 million for the three months ended September 30, 2008 compared to a net gain of $1.5 million for the three months ended August 31, 2007. As of July 2008 we no longer engage in the trading of financial derivative instruments that are not offset by physical positions. Other marketing activities resulted in a margin of $14.6 million for the three months ended September 30, 2008 compared to a net loss of $1.1 million for the three months ended August 31, 2007. The increase in margin from other marketing activities was due to favorable market conditions, primarily from the Houston Ship Channel market hub to interconnections with interstate markets on our HPL System.

Midstream gross margin increased between the comparable nine-month periods primarily due to the following factors:

•

An increase in fee-based revenue and processing margin of $59.1 million and $55.1 million, respectively, from our gathering and processing assets (other than our Canyon Gathering System). The increase was due to incremental volumes from the expansion of the Godley plant since placing it into service as well as favorable market conditions to process and extract NGLs;

•	Incremental margin of $20.1 million due to the acquisition of the Canyon Gathering System in October 2007; and,

•

A net decrease of $22.6 million in margin from our trading and marketing activities. Net realized and unrealized trading losses were $28.3 million for the nine months ended September 30, 2008 compared to a net gain of $0.9 million for the nine months ended August 31, 2007. As of July 2008, we no longer engage in the trading of financial derivative instruments that are not offset by physical positions. Other marketing activities resulted in a margin of $17.1 million for the nine months ended September 30, 2008 compared to $10.4 million for the nine months ended August 31, 2007.

Operating Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, midstream operating expenses increased primarily due to increased employee-related costs (such as salaries, incentive compensation and healthcare costs) of $2.7 million, increased ad valorem taxes of $0.6 million, increased plant operating expenses of $1.6 million, increased operating overhead of $0.6 million and increased vehicles expense of $0.6 million. These increases were primarily due to the expansion of the Godley plant and the acquisition of the Canyon Gathering System in October 2007.

For the nine months ended September 30, 2008 compared to August 31, 2007, midstream operating expenses increased primarily due to increased employee-related costs of $7.2 million, increased compressor rental expense of $2.3 million, increased plant operating expenses of $3.8 million, increased ad valorem tax of $2.3 million, increased chemicals expense of $1.6 million, increased vehicles expense of $1.4 million, and increases in other expenses of $1.9 million. These increases were primarily due to the expansion of the Godley plant and the acquisition of the Canyon Gathering System in October 2007.

Selling, General and Administrative Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, midstream selling, general and administrative expenses increased primarily due to employee-related costs of $8.2 million offset by a decrease of $5.2 million in allocated legal fees and a decrease of $6.5 million in allocated administrative overhead expenses. Effective January 1, 2008, we began allocating legal costs related to regulatory matters equally between the midstream and transportation and storage segments. During the three and nine month periods ended August 31, 2007, all legal costs related to regulatory matters were recorded in the midstream segment.

For the nine months ended September 30, 2008 compared to August 31, 2007, midstream selling, general and administrative expenses increased primarily due to increased employee-related costs of $10.5 million, an increase of $1.4 million in office expenses offset by a $9.4 million decrease in allocated legal fees (as discussed above) and a $5.4 million decrease in allocated administrative overhead expenses.

Depreciation and Amortization. Midstream depreciation and amortization expense increased during the comparable three and nine month periods primarily due to incremental depreciation related to the Canyon Gathering System acquisition in October 2007 and the continued expansion of the Godley plant.

Intrastate Transportation and Storage

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Volumes:
Natural gas MMBtu/d – transported	11,613,933	7,787,906	3,826,027	10,515,132	9,288,808	1,226,324
Natural gas MMBtu/d – sold	1,409,348	1,437,598	(28,250)	1,556,524	1,430,869	125,655

Operating Results:
Revenues	$1,509,555	$1,033,031	$476,524	$4,862,641	$3,105,079	$1,757,562
Cost of products sold	1,150,799	822,825	327,974	3,965,931	2,455,855	1,510,076

Gross margin	358,756	210,206	148,550	896,710	649,224	247,486

Operating expenses	86,332	51,636	34,696	227,026	138,335	88,691
Selling, general and administrative	18,683	12,128	6,555	55,251	40,742	14,509
Depreciation and amortization	25,890	19,437	6,453	66,502	50,056	16,446

Segment operating income	$227,851	$127,005	$100,846	$547,931	$420,091	$127,840

Gross Margin. Intrastate transportation and storage gross margin increased between the comparable three-month periods primarily due to the following factors:

•

Transported natural gas volumes increased primarily due to the increased volumes experienced on our ET Fuel and ETC Katy Pipeline systems as a result of increased demand to transport natural gas out of the Barnett Shale and Bossier Sands producing regions, increased demand for natural gas to be used by electricity-producing power plants connected to our assets, and the completion of the Southeast Bossier pipeline in April 2008. The increase was also attributed to higher transportation volumes on our Oasis pipeline as a result of favorable market conditions between the Waha and Katy/Houston Ship Channel market hubs. Natural gas sales volumes decreased primarily due to a decrease in withdrawals from our Bammel storage facility. Transportation fees increased approximately $53.8 million for the three months ended September 30, 2008 as compared to the three months ended August 31, 2007. Retention revenue increased approximately $34.9 million due to increased volumes transported through our transportation pipelines;

•

Higher natural gas prices resulting in additional retention margin of $18.5 million. Our average natural gas prices for retained fuel increased to $10.33/MMBtu during the three months ended September 30, 2008 from $6.63/MMBtu during the three months ended August 31, 2007;

•	Higher margins on natural gas sold on our HPL System and other systems of $4.6 million which increased primarily due to higher natural gas prices;

•

An increase in natural gas storage-related margin of $42.3 million. Realized margin, comprised of both margin on the withdrawal and sale of natural gas and realized gains on derivative instruments related to our storage operations, decreased by $4.2 million for the three months ended September 30, 2008 compared to the three months ended August 31, 2007. During the three months ended August 31, 2007, there were physical sales of 26 Bcf of natural gas from our Bammel storage facility whereas during the three months ended September 30, 2008, we made no withdrawals from our storage facility. Thus, the margin realized during the three months ended September 30, 2008, which totaled $23.0 million, was comprised solely of realized gains from derivative instruments. In addition, we recognized unrealized gains related to our storage operations (which represent the change in the fair value of derivative instruments not designated as hedges for accounting purposes) of $47.8 million during the three months ended September 30, 2008. Of the unrealized gains recognized during the current period, $32.8 million relates to derivative instruments (entered into as economic hedges of future withdrawals) that will settle subsequent to September 30, 2008. The amount that we will ultimately realize, however, is subject to change as commodity prices change in future months and the underlying physical transaction occurs.

Intrastate transportation and storage gross margin increased between the comparable nine-month periods primarily due to the following factors:

•

Overall volumes on our transportation pipelines were higher due to increased demand to transport natural gas out of the Barnett Shale and Bossier Sands producing regions, increased demand for natural gas used by electricity-producing power plants connected to our assets and the completion of the Southeast Bossier pipeline in April 2008. The increase in transport volumes were also due to favorable market conditions between the Waha and Katy/Houston Ship Channel market hubs resulting in higher volumes and higher average rates on our Oasis pipeline. Transportation fees increased approximately $162.2 million for the nine months ended September 30, 2008 as compared to the nine months ended August 31, 2007. Fuel retention revenue increased approximately $79.5 million due to increased volumes transported through our transportation pipelines;

•

Higher natural gas prices resulting in additional retention margin of $45.7 million. Our average natural gas prices for retained fuel increased to $10.14/MMBtu during the nine months ended September 30, 2008 from $6.90/MMBtu during the nine months ended August 31, 2007;

•	Higher margins on natural gas sold on our HPL System and other systems of $21.4 million which increased primarily due to higher natural gas prices; and,

•

A decrease in natural gas storage-related margin of $68.3 million. Realized margin, comprised of both margin on the withdrawal and sale of natural gas and realized gains on derivative instruments related to our storage operations, decreased by $97.9 million for the nine months ended September 30, 2008 compared to the nine months ended August 31, 2007. During the nine months ended September 30, 2008, there were physical sales of 36 Bcf of natural gas from our Bammel storage facility compared to 67 Bcf in the 2007 period. In addition, between the two periods, there was an increase of $8.2 million in storage fees, primarily due to a new contract that commenced on April 1, 2007 at our Bammel storage facility. Furthermore, we recognized unrealized gains related to our storage operations (which represent the change in the fair value of derivative instruments not designated as hedges for accounting purposes) of $23.1 million during the nine months ended September 30, 2008. Of the unrealized gains recognized during the current period, $32.8 million relates to derivative instruments (entered into as economic hedges of future withdrawals) that will settle subsequent to September 30, 2008. The amount that we will ultimately realize, however, is subject to change as commodity prices change in future months and the underlying physical transaction occurs.

Operating Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage operating expenses increased primarily due to increased fuel consumption of $33.2 million, increased employee costs of $1.3 million, and increased ad valorem taxes of $1.7 million. The increase in fuel consumption was due to increased transport volumes and higher natural gas prices. In addition, we now own much of our own compression which was previously leased from third parties. This led to increases of $1.2 million in compressor maintenance and $2.0 million in utilities. These increases were offset by a $2.4 million decrease in compressor rentals and a $1.8 million decrease in measurement expense and professional fees.

For the nine months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage operating expenses increased primarily due to increased fuel consumption of $84.0 million, increased employee costs of $5.4 million, and increased ad valorem taxes of $3.7 million. The increase in fuel consumption was due to increased transport volumes and higher natural gas prices. In addition, we now own much of our own compression which was previously leased from third parties. This led to increases of $4.6 million in compressor maintenance and $4.6 million in utilities. These increases were offset by an $8.0 million decrease in compressor rentals, and a $4.2 million decrease in measurement expense and professional fees.

Selling, General and Administrative Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage selling, general and administrative expenses increased primarily due to an increase of $2.4 million in allocated legal fees and an increase in certain departmental costs allocated from the midstream segment of $3.7 million. Effective January 1, 2008, we began allocating legal costs related to regulatory matters equally between the midstream and transportation and storage segments. During the three and nine month periods ended August 31, 2007, all legal costs related to regulatory matters were recorded in the midstream segment.

For the nine months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage selling, general and administrative expenses increased primarily due to an increase of $9.2 million in allocated legal fees (as discussed above) and an increase in certain departmental costs allocated from the midstream segment of $5.4 million.

Depreciation and Amortization. For the three and nine months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage depreciation and amortization expense increased primarily due to the continuing expansion of our pipeline system, most notably the Southeast Bossier and Maypearl to Malone pipelines.

For the nine months ended September 30, 2008 compared to August 31, 2007, intrastate transportation and storage depreciation and amortization expense increased principally due to the continuing expansion of our pipeline system, most notably the Cleburne to Carthage, Southeast Bossier and Maypearl to Malone pipelines.

Interstate Transportation

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Volumes:
Natural gas MMBtu/d – transported	1,862,781	1,874,179	(11,398)	1,750,592	1,802,109	(51,517)

Revenues	$62,023	$58,791	$3,232	$176,663	$178,663	$(2,000)
Operating expenses	13,278	14,615	(1,337)	39,128	36,295	2,833
Selling, general and administrative	5,410	7,350	(1,940)	17,917	18,746	(829)
Depreciation and amortization	9,637	9,077	560	28,204	27,972	232

Segment operating income	$33,698	$27,749	$5,949	$91,414	$95,650	$(4,236)

Volumes. The decrease in natural gas transported was principally due to unfavorable pricing at the San Juan and Permian market hubs resulting in lower transportation volumes on the eastern portion of our pipeline offset by increased demand from our western markets for both the three-month and nine-month periods.

Revenues. For the three months ended September 30, 2008 compared to August 31, 2007, revenues increased due to re-marketing of capacity that had previously been reserved for the Phoenix project, which is not yet completed.

For the nine months ended September 30, 2008 compared to August 31, 2007, revenues decreased due to $5.6 million in lower retained volumes as a result of the implementation of the new tariff rate case settlement commencing on April 1, 2007, offset by a $3.2 million increase in transport revenue due to re-marketing of capacity that had previously been reserved for the Phoenix project, which is not yet completed, and a $0.4 million increase in interruptible transportation revenues.

Operating Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, operating expenses decreased primarily due to $2.3 million of gas balancing activities offset by $0.8 million higher electricity demand and other operating expenses.

For the nine months ended September 30, 2008 compared to August 31, 2007, operating expenses increased primarily due to $3.3 million of gas balancing activities, $0.8 million higher electricity demand and $0.2 million in other operating expenses, offset by $1.6 million primarily due to lower ad valorem taxes.

Selling, General and Administrative Expenses. For the three months ended September 30, 2008 compared to August 31, 2007, selling, general and administrative expenses decreased primarily due to an increase in the allocation of such expenses to capital projects and lower corporate services costs.

For the nine months ended September 30, 2008 compared to August 31, 2007, selling, general and administrative expenses decreased primarily due to an increase in the allocation of expenses to capital projects and lower corporate services costs offset by increases in incentive compensation.

Retail Propane

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2008	August 31, 2007		September 30, 2008	August 31, 2007
Volumes:
Retail propane gallons sold (in thousands)	90,386	82,311	8,075	422,109	463,638	(41,529)

Operating Results:
Retail propane revenues	$238,830	$161,147	$77,683	$1,086,417	$912,983	$173,434
Other retail propane related revenues	24,736	22,481	2,255	76,524	76,645	(121)
Retail propane cost of products sold	187,799	103,784	84,015	744,316	566,585	177,731
Other retail propane related cost of products sold	7,604	5,636	1,968	17,099	17,699	(600)

Gross margin	68,163	74,208	(6,045)	401,526	405,344	(3,818)

Operating expenses	79,843	66,710	13,133	253,193	218,481	34,712
Selling, general and administrative	7,793	9,474	(1,681)	27,800	26,217	1,583
Depreciation and amortization	20,255	18,998	1,257	58,828	54,241	4,587

Segment operating income (loss)	$(39,728)	$(20,974)	$(18,754)	$61,705	$106,405	$(44,700)

Volumes. The increase in gallons sold for the three months ended September 30, 2008 compared to the three months ended August 31, 2007, was primarily due to the seasonality impact of the difference in the months included in the respective periods. The month of September (which is included in the three months ended September 30, 2008, but not the comparative 2007 period) is typically the start of the heating season, whereas June (which is included in the three months ended August 31, 2007) is not in the heating season. Total retail propane gallons sold for the nine month period ended September 30, 2008 decreased primarily due to the seasonality impact of the difference in the months included in the respective periods as the nine months ended August 31, 2007 included the month of December, a seasonally higher propane demand month, whereas the nine months ended September 30, 2008 did not include the month of December but rather the month of September, a seasonally lower propane demand month as compared to December.

Outside of the one month heating season impact, retail propane sales volumes remain comparable to the previous period, reflecting increases due to acquisitions completed after August 31, 2007 that were offset by decreases due to customer conservation resulting from rising fuel costs and the slow down in growth from new home construction in our propane markets.

Revenues. The variances between the three and nine months ended September 30, 2008 as compared to the three and nine months ended August 31, 2007 were impacted by the one month difference in the fiscal periods as described above. Retail propane revenues increased on a year over year comparison mainly due to increased sale prices driven by the increased cost of fuel. The average sales price per retail gallons sold increased approximately 35% and 31% for the three and nine month periods ended September 30, 2008, respectively, over the comparable period last year. Historically, as the weather becomes colder, the sales volumes and revenues would typically increase. For the nine months ended September 30, 2008 the weather was slightly colder than normal, but volume trends did not track as closely to weather pattern trends in 2008 due to the slow down in new home construction and the increased fuel prices that caused customer conservation.

Cost of Products Sold. Retail propane cost of products sold increased significantly due to the increased fuel prices experienced through the 2008 periods. Excluding the one month difference in the fiscal periods as described above, our overall cost of fuel for the periods presented represented the major factor in the increased cost of products sold. On average, fuel costs were approximately 65%, or $0.82/gallon, higher during the three months ended September 30, 2008 as compared to the three months ended August 31, 2007 and 44%, or $0.54/gallon, higher during the nine months ended September 30, 2008 as compared to the nine months ended August 31, 2007. The wholesale market price from one of our major supply points, Mt. Belvieu, Texas averaged $1.21 per gallon in 2007, as compared to the current average thus far in 2008, of $1.57 per gallon. The propane operations enter into propane sales commitments with a portion of their retail customers that provide for a contracted price agreement for a specified period of time. These commitments can expose the operations to product price risk if not offset by a propane purchase commitment. The propane operations use financial instruments (swap agreements) to lock in the margins on a portion of these sale commitments. These financial instruments are not designated as hedges for accounting purposes, and the change in market value is recorded in cost of products sold in the condensed consolidated statement of operations. The cost of products sold for the propane operations was negatively impacted by the recent decline in propane prices. Unrealized losses of $21.7 million and $18.4 million were recorded through cost of products sold during the three months and nine months ended September 30, 2008, respectively, on these financial instruments.

Gross Margin. Gross margins reflect the seasonality impact of the one month difference between the comparative periods presented, as discussed above and the unrealized losses on financial instruments. The decrease in gross margin for the 2008 periods presented, as compared to the 2007 periods presented due to the seasonality impact as described above is offset by the impact of higher prices described above. Period over period, retail fuel gross margins were $0.13/gallon lower in the three months ended September 30, 2008 as compared to the three months ended August 31, 2007 primarily due to the accounting impact of the unrealized losses recorded on financial instruments as noted above. For the nine months ended September 30, 2008, gross margins were approximately $0.06/gallon higher than the nine months ended August 31, 2007. The propane operations were able to sustain strong margins throughout the nine months ended September 30, 2008 to compensate for the customer conservation driven by the increased fuel costs.

Operating Expenses. Operating expenses increased for the 2008 periods presented over the comparable periods last year mainly due to higher vehicle fuel costs and other vehicle expenses and increased employee wages and benefits mainly due to acquisitions completed subsequent to August 31, 2007.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses between the comparable periods was primarily due to increased administrative expense allocations, consulting and other costs related to information technology systems implementations and non-recurring costs related to property settlements in 2008.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense between the comparable periods was primarily due to the incremental expense resulting from assets acquired subsequent to August 31, 2007.

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

In September 2007, ETE filed a registration statement on Form S-3 with the SEC to register the offer and sale of Common Units held by selling unitholders as well as $2.0 billion aggregate offering price of Common Units that may be offered and sold by ETE from time to time. This registration statement became effective in October 2007. Through September 30, 2008, ETE did not make any sales under this registration statement. ETE filed a Prospectus Supplement under SEC Rule 424(b)(3), dated January 24, 2008, to update information relating to the resale from time to time by the selling unitholders of up to 66,625,100 of ETE’s Common Units.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its partners will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

Future capital requirements of ETP’s business, excluding any potential changes that could occur if the ETP Enogex Partners transaction is consummated, are expected to consist of:

•

maintenance capital expenditures for the intrastate, interstate operations and propane, which include (i) capital expenditures for our intrastate operations for connecting additional wells to our intrastate natural gas systems in order to maintain or increase throughput on existing assets, for which we expect to expend approximately $25.3 million during the remainder of the year and (ii) capital expenditures for our propane operations to extend the useful lives of our existing propane assets in order to sustain our operations, including vehicle replacements on our propane vehicle fleet, for which we expect to expend approximately $16.0 million during the remainder of the year;

•

growth capital expenditures for our intrastate and propane operations mainly for constructing new pipelines, processing plants, treating plants and compression for the intrastate operations for which we expect to expend between $200.0 million and $215.0 million during the remainder of 2008 and between $450.0 million and $475.0 million in 2009 and approximately $12.8 million for customer propane tanks during the remainder of the year;

•

growth capital expenditures, excluding capital contributions to the MEP and FEP projects as discussed below, for constructing new pipelines and pipeline expansions for our interstate operations, for which we expect to spend between $115.0 million and $130.0 million for the remainder of 2008 and between $110.0 million and $125.0 million in 2009 (which amounts take into account higher construction cost estimates for Transwestern’s Phoenix project);

•	capital contributions to fund our pro rata portion of the growth capital expenditures of MEP and FEP (treated as equity method investees for accounting purposes);

•

With respect to our share of the MEP project, capital expenditures are being funded under a project financing arrangement. Therefore, our cash requirements for the MEP project are limited to any capital contributions that we are required to make. We expect to make no capital contributions during the remainder of 2008 and between $230.0 million and $250.0 million during 2009. In October 2008, we announced our entry into the FEP project, as discussed in Note 3 of our consolidated financial statements. FEP intends to pursue separate financing for this project; however, the availability of such financing is uncertain. Excluding project financing, we expect that our capital contributions to the FEP project would be between $190.0 million and $210.0 million in 2009.

•	acquisition capital expenditures, including acquisition of new pipeline systems and propane operations.

ETP generally funds its capital expenditures with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.

Current economic conditions make it difficult to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our and ETP’s ability to obtain funding through new borrowings or the issuance of Common Units. In addition, we and ETP expect that, to the extent we are successful in arranging new debt financing, we and ETP will incur increased costs associated with these debt financings. In light of the current market conditions, we and ETP have taken steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures, maintaining our cash distribution rate at the same level as the prior quarter and continuing to appropriately manage operating and administrative costs to improve profitability. As of September 30, 2008, in addition to $626.1 million of cash on hand, we had available capacity under the Parent Company’s credit facilities and the ETP Credit Facility of $866.0 million. We expect to utilize these resources, along with cash from ETP’s operations, to fund a significant portion of growth capital expenditures and working capital needs during 2009 and, based on the initiatives described above, we and ETP do not expect the need to access the capital markets until mid to late 2009 or, if the ETP Enogex Partners transaction is consummated with the currently contemplated financing plan as described above in “New Developments”, until the first half of 2010.

ETP will continue to evaluate a variety of financing sources in order to fund its growth capital expenditures and working capital needs, including new debt financings and equity offerings. In this regard, ETP is discussing the possibility of increasing the borrowing capacity under the ETP Credit Facility from $2.0 billion to $3.0 billion, which increase is permitted by the ETP Credit Facility, subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity. In addition, ETP will continue to pursue financing for the ETP Enogex Partners transaction which, if consummated with the currently contemplated financing as described above, would provide approximately $600.0 million of incremental capital to ETP. ETP also intends to pursue obtaining a separate credit facility for FEP to fund construction of the Fayetteville Express Pipeline. Finally, ETP has initiated discussions with us regarding the prospect of our purchasing additional equity interests in ETP as we have approximately $350.0 million of cash on hand and available borrowing capacity under our Parent Company Revolving Credit Facility.

ETP believes that the size and scope of its operations, its stable asset base and cash flow profile and its investment grade status will be significant positive factors in efforts to obtain new debt and equity funding; however, there is no assurance that we or ETP will be successful in obtaining financing under any of the alternatives discussed above if current capital market conditions continue for an extended period of time or if markets deteriorate further from current conditions. Furthermore, the terms, size and cost of any one of these financing alternatives could be less favorable and could be impacted by the timing and magnitude of our funding requirements, market conditions, and other uncertainties.

The assets used in ETP’s natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures other than those expenditures necessary to maintain the service capacity of our existing assets. The assets utilized in ETP’s propane operations do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, replacing pipe caused by delays from mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond its control. However, ETP includes these factors into our anticipated growth capital expenditures for each year.

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

On January 8, 2008, ETP issued 750,000 Common Units at $48.81 per ETP Common Unit to underwriters pursuant to the exercise of a 30-day option to purchase ETP Common Units to cover Over-Allotments in connection with a public offering of 5,000,000 ETP Common Units representing limited partner interests. The proceeds of $35.0 million, net of offering costs, were used to repay borrowings from the ETP Credit Facility (defined below).

In March 2008, ETP issued a total of $1.5 billion aggregate principal amount of Senior Notes comprised of $350.0 million of 6.00% Senior Notes due 2013, $600.0 million of 6.70% Senior Notes due 2018, and $550.0 million of 7.50% Senior Notes due 2038 (collectively, the “ETP 2008 Senior Notes”). Interest on the ETP 2008 Senior Notes is payable semiannually on January 1 and July 1 of each year. ETP may redeem some or all of the ETP 2008 Senior Notes at any time, or from time to time, pursuant to the terms of the indenture. ETP used the proceeds of approximately $1.48 billion (net of bond discounts of $8.2 million and other offering costs of $10.8 million) from the issuance of the ETP 2008 Senior Notes to repay other indebtedness.

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

During fiscal year 2006, ETP filed a Registration Statement on Form S-3 with the SEC to register a $1.0 billion aggregate offering price of its Common Units that may be offered for sale by ETP from time to time. In December 2007, ETP filed a Registration Statement on Form S-3 with the SEC to register an unspecified quantity of Common Units and an unspecified dollar amount of debt securities, in each case that may be offered for sale by ETP from time to time.

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

Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2008, was $696.6 million as compared to cash provided by operating activities of $668.6 million for the nine months ended August 31, 2007. The difference between net income and the net cash provided by operations for the nine months ended September 30, 2008 consisted of non-cash charges of $251.3 million (principally minority interests, depreciation and amortization and subsidiary distributions to minority unitholders) and changes in operating assets and liabilities of $92.8 million. Various components of operating assets and liabilities changed significantly from the prior period due to factors such as the timing of accounts receivable collections, payments on accounts payable, the timing of the purchase and sale of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Investing Activities. Cash used in investing activities during the nine months ended September 30, 2008 of $1.5 billion was comprised primarily of cash paid for acquisitions of $62.0 million and $1.5 billion invested for growth capital expenditures (net of contribution in aid of construction costs as discussed in Note 2 to our condensed consolidated financial statements), including changes in accruals of $119.2 million. Total growth capital expenditures consist of $889.7 million for our intrastate operations, $608.3 million for our interstate operations, and $34.5 million for our propane operations. We also incurred $75.9 million in maintenance expenditures needed to sustain operations of which $43.0 million related to intrastate operations, $13.5 million related to interstate operations, and $19.4 related to propane operations. The above expenditures were offset by a $63.5 million net reimbursement during the first quarter of 2008 from MEP to ETP for previous advances to MEP.

Financing Activities. Cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2008. We received $373.0 million in net proceeds from equity offerings of ETP (see Note 12 to our condensed consolidated financial statements). Proceeds from the equity offerings were used to repay the ETP Credit Facility. We also received net proceeds of $1.48 billion from the issuance of new ETP Senior Notes (see Note 11 to our condensed consolidated financial statements) which were used to repay other indebtedness. During the nine months ended September 30, 2008, we had a net increase in our debt level of $1.3 billion primarily to fund our growth capital expenditures and for general partnership purposes. During the nine months ended September 30, 2008, we paid distributions of $328.6 million to our partners related to the four-month transition period ended December 31, 2007 and the quarters ended March 31, 2008 and June 30, 2008.

In order to ensure the availability of sufficient cash to fund our announced projects during the near term, we drew approximately $500.0 million on our existing credit facility in September 2008.

Financing and Sources of Liquidity

Description of Indebtedness

ETE’s consolidated indebtedness as of September 30, 2008 includes the Parent Company’s Senior Secured Credit Agreement which includes a $1.45 billion Senior Secured Term Loan Facility available through November 1, 2012 and a $500.0 million Senior Secured Revolving Credit Facility available through February 8, 2011. ETP has $3.45 billion aggregate principal amount of Senior Notes comprised of $350.0 million in principal amount of 6.00% Senior Notes due 2013, $600.0 million in principal of 6.70% Senior Notes due 2018, $550.0 million in principal amount of 7.50% Senior Notes due 2038, $750.0 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012, $400.0 million in principal amount of 6.125% Senior Notes due 2017 and $400.0 million in principal amount of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”), and a revolving credit facility that allows for borrowings of up to $2.0 billion (expandable to $3.0 billion) available through June 20, 2012 (the “ETP Credit Facility”). ETP also assumed long-term debt in connection with the Transwestern acquisition. We also currently have separate indebtedness at Transwestern and HOLP.

Parent Company Indebtedness

The Parent Company has a $1.45 billion Term Loan Facility with a Term Loan Maturity Date of November 1, 2012 (the “Parent Company Credit Agreement”). The Parent Company Credit Agreement also includes a $500.0 million Secured Revolving Credit Facility (the “Parent Company Revolving Credit Facility”) available through February 8, 2011. The Parent Company Revolving Credit Facility includes a Swingline loan option with a maximum borrowing of $10.0 million and a daily rate based on LIBOR.

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of September 30, 2008 was $1.67 billion with $1.0 million outstanding in swingline loans. The total amount available under the Parent Company’s debt facilities as of September 30, 2008 was approximately $278.0 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. The weighted average interest rate was 4.53% at September 30, 2008 for the amounts outstanding on the Parent Company Revolving Credit Facility and the Parent Company Credit Agreement. The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level III or 0.375%.

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

ETP Indebtedness

ETP Credit Facility

The ETP Credit Facility is a $2.0 billion revolving credit facility that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity) which matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate.

As of September 30, 2008, there was a balance of $1.39 billion outstanding under the ETP Credit Facility. The weighted average interest rate on the total amount outstanding at September 30, 2008, was 3.36%. The total amount available under the ETP Credit Facility, as of September 30, 2008, which is reduced by any outstanding letters of credit, was approximately $588.0 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s other current and future unsecured debt.

HOLP Credit Facility

A $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. As of September 30, 2008, there was $10.0 million outstanding on the revolving credit loans. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Credit Facility. There were outstanding letters of credit of $1.0 million at September 30, 2008. The sum of the loans made under the HOLP Credit Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the $75.0 million maximum amount of the HOLP Credit Facility. The amount available at September 30, 2008 was $64.0 million.

Other

On February 29, 2008, MEP entered into a credit agreement that provides for a $1.4 billion senior revolving credit facility (the “MEP Facility”). We have guaranteed 50% of the obligations of MEP under the MEP Facility, with the remaining 50% of MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage increases or decreases. The MEP Facility is available through February 28, 2011. Amounts borrowed under the MEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the MEP Facility varies based on both our credit rating and that of KMP, with a maximum fee of 0.15%. The MEP Facility also has a swingline loan option with a maximum borrowing of $25.0 million at a prime rate. The sum of the loans, swingline loans and letters of credit may not exceed the maximum amount of revolving credit available under the MEP Facility. The indebtedness under the MEP Facility is prepayable at any time at the option of MEP without penalty. The MEP Facility contains covenants that limit (subject to certain exceptions) MEP’s ability to grant liens, incur indebtedness, engage in transactions with affiliates, enter into restrictive agreements, enter into mergers, or dispose of substantially all of its assets. The MEP Facility is syndicated among multiple financial institutions; the Royal Bank of Scotland PLC is the administrative agent. Among the lending banks that make up the syndicate of financial institutions for the MEP Facility, affiliates of Lehman Brothers provide less than 10% of the $1.4 billion available. MEP expects the MEP Facility to be reduced by the amount of the Lehman Brothers affiliates’ commitment. However, the MEP Facility is not defaulted, and the commitments of the other lending banks remain unchanged.

In March 2008, MEP reimbursed ETP a net $63.5 million from the MEP Facility for previous advances ETP made to MEP. As of September 30, 2008, MEP had $525.0 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2008 was 3.55%. The total amount available under the MEP Facility was $841.7 million as of September 30, 2008. MEP incurred $482.0 million in expenditures related to this project during the nine months ended September 30, 2008, and $577.2 million since inception.

Prior to September 30, 2008, MEP also had a $197.0 million reimbursement agreement under which MEP could issue letters of credit. This reimbursement agreement expired on September 30, 2008 and there are no longer any letters of credit outstanding.

Cash Distributions

Cash Distributions Paid by the Parent Company

The Parent Company paid a one-time special distribution for the four-month period ended December 31, 2007 on February 19, 2008 of $0.55 per unit ($1.64 per Common Unit annualized) to Unitholders of record as of the close of business on February 1, 2008 (an increase of $0.08 per unit on an annualized basis).

On May 19, 2008 the Parent Company paid a per unit cash distribution for the three months ended March 31, 2008 of $0.44 per Common Unit ($1.76 per unit annualized), to Unitholders of record at the close of business on May 5, 2008 (an increase of $0.12 per Common Unit on an annualized basis).

On August 19, 2008 the Parent Company paid a per unit cash distribution for the three months ended June 30, 2008 of $0.48 per Common Unit ($1.92 per unit annualized), to Unitholders of record at the close of business on August 7, 2008 (an increase of $0.16 per Common Unit on an annualized basis).

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 100% of ETP’s Incentive Distribution Rights and 62,500,797 ETP Common Units held by the Parent Company.

The total amount of distributions the Parent Company received from ETP related to its limited partner interests, general partner interest and Incentive Distribution Rights during the nine months ended September 30, 2008 was $180.5 million, $13.5 million and $229.3 million, respectively.

On May 15, 2008, ETP paid a per-unit distribution for the three months ended March 31, 2008 of $0.86875 per ETP Common Unit ($3.475 per unit on an annualized basis) to Unitholders of record at the close of business on May 5, 2008.

On August 14, 2008, ETP paid a per-unit distribution for the three months ended June 30, 2008 of $0.89375 per ETP Common Unit ($3.575 per unit on an annualized basis) to Unitholders of record at the close of business on August 14, 2008. The current distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.275 per unit (an annualized rate of $1.10).

On October 31, 2008, ETP declared a per unit cash distribution of $0.89375 ($3.575 per Limited Partner Unit annualized) for the three months ended September 30, 2008, which will be paid on November 14, 2008 to Unitholders of record as of the close of business on November 10, 2008. The total amount of distributions the Parent Company is entitled to receive from ETP relating to its limited partner interests, general partner interest and Incentive Distribution Rights for the quarter ended September 30, 2008 is $55.9 million, $4.3 million and $75.8 million, respectively.

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

As discussed in Note 14 to our condensed consolidated financial statements, the Partnership ceased certain trading operations in July 2008.

Our commodity-related price risk management assets and liabilities as of September 30, 2008 were as follows:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value Asset (Liability)
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	44,577,500	2008-2011	$(4,670)
Swing Swaps IFERC	Gas	(15,631,000)	2008-2009	4,035
Fixed Swaps/Futures	Gas	(14,722,500)	2008-2010	34,381
Forward Physical Contracts	Gas	122,000	2008	16
Options	Gas	(122,000)	2008	(16)
Forwards/Swaps – in Gallons	Propane	55,440,000	2008-2009	(15,075)

				18,671
(Trading)
Basis Swaps IFERC/NYMEX	Gas	—	2008-2009	(1,819)

				16,852

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(5,910,000)	2008-2009	8
Fixed Swaps/Futures	Gas	(5,910,000)	2008-2009	13,265

				13,273

				$30,125

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

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our condensed consolidated balance sheet and recognized in net income or other comprehensive income. For additional discussion of our credit risks, see Item 1A. “Risk Factors.”

Sensitivity Analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of September 30, 2008. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Basis Swaps IFERC/NYMEX	38,667,500	$(4,663)	$2,685
Swing Swaps IFERC	(15,631,000)	4,035	1,189
Fixed Swaps/Futures	(20,632,500)	47,646	17,074
Forward Physical Contracts	122,000	16	11
Options	(122,000)	(16)	11
Forwards/Swaps – in Gallons	55,440,000	(15,075)	7,912

Trading Derivatives:
Basis Swaps IFERC/NYMEX	—	(1,819)	—

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in our condensed consolidated results of operations or in accumulated other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

We are exposed to market risk for changes in interest rates, primarily as a result of our variable rate debt and, in particular, our bank credit facilities. To the extent interest rates increase, our interest expense for our revolving credit facilities will also increase. At September 30, 2008, we had a total of $3.07 billion of variable rate debt outstanding and we have $1.67 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $925.0 million have their changes in fair value recorded in other, net on the condensed consolidated statements of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have an effect of $8.5 million in other income (expense), net, in the aggregate, on an annual basis.

We also have long-term debt instruments which are typically issued at fixed interest rates. Prior to or when these debt obligations mature, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. For further information, see Note 14 to our condensed consolidated financial statements.

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

Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive and Principal Financial Officers of our General Partner to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) 15 or Rule 15d 15(f) of the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for our previous fiscal year ended August 31, 2007 and Note 13—Regulatory Matters, Commitments, Contingencies, and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Form 10-Q for the nine-months ended September  30, 2008.

ITEM 1A. RISK FACTORS

The risks described below supplement the risk factors described in Part 1, Item 1A in our Report on Form 10-K for our previous fiscal year ended August 31, 2007.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our revolving credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions.

As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations.

Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to post collateral to support our obligations. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or announced and future pipeline construction projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Completion of pipeline expansion projects will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.

We plan to fund our expansion capital expenditures, including any future pipeline expansion projects we may undertake, with proceeds from sales of our senior notes and common units and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our senior notes and common units on terms satisfactory to us, or at all. In addition, we may be unable to obtain adequate funding under our current revolving credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations.

As of September 30, 2008, we had approximately $7.2 billion of consolidated debt outstanding. A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.

Many of our customers’ drilling activity levels and spending for transportation on our pipeline system may be impacted by the current deterioration in the credit markets.

Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from recent declines in natural gas prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline system. For example, a number of our customers have announced reduced drilling capital expenditure budgets for the remainder of 2008 and 2009. A significant reduction in drilling activity could have a material adverse effect on our operations.

We are exposed to the credit risk of our customers, and an increase in the nonpayment and nonperformance by our customers could reduce our ability to make distributions to our unitholders.

The risks of nonpayment and nonperformance by our customers are a major concern in our business. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. The current tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by our customers. Any substantial increase in the nonpayment and nonperformance by our customers could have a material adverse effect on our results of operations and operating cash flows.

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

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
2.1	1-11727 (8-K/A)(9/26/08)	2.1	Contribution Agreement dated as of September 22, 2008 by and among Energy Transfer Partners, L.P. and OGE Energy Corp.

3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/7/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.8	1-11727 (8-K) (2/9/06)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.9	1-11727 (8-K) (5/3/06)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.10	1-11727 (8-K) (11/3/06)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.11	1-11727 (8-K) (1/18/08)	3.1.11	Amended and Restated Amendment No. 11 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.12	1-11727 (8-K) (4/24/08)	3.1.12	Amendment No. 12 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
4.13	1-11727 (8-K) (3/28/08)	4.2	Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (10-Q) (6/30/08)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.6.5	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) (8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21**	1-11727 (8-K) (3/3/2008)	10.1	Energy Transfer Partners, L.P. Midstream Bonus Plan.

10.21.1**	1-11727 (10-K) (8/31/06)	10.45	Energy Transfer Partners, L.P. Summary of Director Compensation.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.34	1-32740 (10-K) (8/31/06)	10.34	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2006, among Energy Transfer Equity, L.P., as the borrower, Wachovia Bank, National Association as administrative agent, UBS Loan Finance LLC, as syndication agent, BNP Paribas, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and UBS Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit
10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)	99.1	Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.44**	1-32740 (8-K)(12/26/06)	99.1	LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)	99.1	Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)	10.45	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

21.1	1-32740 (10-Q 2/28/07)	21.1	List of Subsidiaries.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C., its General Partner

Date: November 10, 2008	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)