Form 10-Q
period 2009-06-30
Energy Transfer Equity, L.P.
filed 2009-08-10
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

At August 6, 2009, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P.     222,898,248 Common Units

FORM 10-Q

INDEX TO FINANCIAL STATEMENTS

Energy Transfer Equity, L.P. and Subsidiaries

i

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P., (“Energy Transfer Equity” or “the Partnership”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that every objective will be reached.

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q as well as the Partnership’s Report on Form 10-K as of December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.

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

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,361	$92,023
Marketable securities	9,630	5,915
Accounts receivable, net of allowance for doubtful accounts	388,324	591,257
Accounts receivable from related companies	32,233	15,142
Inventories	187,654	272,348
Deposits paid to vendors	51,987	78,237
Exchanges receivable	27,596	45,209
Price risk management assets	4,272	5,423
Prepaid expenses and other current assets	55,973	75,441

Total current assets	872,030	1,180,995
PROPERTY, PLANT AND EQUIPMENT, net	9,013,750	8,702,534
ADVANCES TO AND INVESTMENTS IN AFFILIATES	374,922	10,110
GOODWILL	764,538	773,283
INTANGIBLES AND OTHER ASSETS, net	410,069	402,980

Total assets	$11,435,309	$11,069,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$284,097	$381,933
Accounts payable to related companies	7,094	34,495
Exchanges payable	22,793	54,636
Customer advances and deposits	73,031	106,679
Accrued and other current liabilities	273,507	313,140
Price risk management liabilities	60,742	142,432
Interest payable	156,154	115,487
Income taxes payable	3,880	14,298
Deferred income taxes	—	589
Current maturities of long-term debt	44,416	45,232

Total current liabilities	925,714	1,208,921
LONG-TERM DEBT, less current maturities	7,265,314	7,190,357
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	80,487	121,710
DEFERRED INCOME TAXES	203,588	194,871
OTHER NON-CURRENT LIABILITIES	14,571	14,727
COMMITMENTS AND CONTINGENCIES (Note 15)

	8,489,674	8,730,586

EQUITY:
Partners’ Capital (Deficit):
General Partner	373	155
Limited Partners:
Common Unitholders (222,898,248 and 222,829,956 units authorized, issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	54,882	(15,762)
Accumulated other comprehensive loss	(57,736)	(67,825)

Total partners’ deficit	(2,481)	(83,432)
Noncontrolling interest	2,948,116	2,422,748

Total equity	2,945,635	2,339,316

Total liabilities and equity	$11,435,309	$11,069,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Natural gas operations	$948,233	$2,375,637	$2,060,188	$4,383,484
Retail propane	179,770	249,449	667,677	847,587
Other	23,687	28,265	53,799	61,525

Total revenues	1,151,690	2,653,351	2,781,664	5,292,596

COSTS AND EXPENSES:
Cost of products sold - natural gas operations	542,004	1,952,569	1,274,117	3,529,837
Cost of products sold - retail propane	78,070	163,962	298,292	556,517
Cost of products sold - other	5,919	7,541	12,723	17,436
Operating expenses	176,681	197,143	358,454	376,113
Depreciation and amortization	79,229	65,476	154,888	127,359
Selling, general and administrative	54,756	44,720	112,061	95,465

Total costs and expenses	936,659	2,431,411	2,210,535	4,702,727

OPERATING INCOME	215,031	221,940	571,129	589,869

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(119,559)	(90,543)	(220,950)	(170,997)
Equity in earnings (losses) of affiliates	1,673	(169)	2,170	(95)
Gains (losses) on disposal of assets	181	515	(245)	(936)
Gains (losses) on non-hedged interest rate derivatives	49,911	27,178	59,962	(4,458)
Allowance for equity funds used during construction	(1,839)	15,660	18,588	25,548
Other, net	(377)	1,567	324	9,519

INCOME BEFORE INCOME TAX EXPENSE	145,021	176,148	430,978	448,450
Income tax expense	3,263	9,330	9,470	14,474

NET INCOME	141,758	166,818	421,508	433,976

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	37,383	46,424	165,597	186,877

NET INCOME ATTRIBUTABLE TO PARTNERS	104,375	120,394	255,911	247,099

GENERAL PARTNER’S INTEREST IN NET INCOME	322	373	791	765

LIMITED PARTNERS’ INTEREST IN NET INCOME	$104,053	$120,021	$255,120	$246,334

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.47	$0.54	$1.14	$1.11

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,898,248	222,829,956	222,898,157	222,829,956

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.47	$0.54	$1.14	$1.10

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,898,248	222,829,956	222,898,157	222,829,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$141,758	$166,818	$421,508	$433,976
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	7,803	12,412	2,158	(8,457)
Change in value of derivative instruments accounted for as cash flow hedges	7,201	23,439	614	(9,776)
Change in value of available-for-sale securities	3,657	3,110	3,708	2,943

	18,661	38,961	6,480	(15,290)
Comprehensive income	160,419	205,779	427,988	418,686
Less: Comprehensive income attributable to noncontrolling interest	40,792	52,663	161,988	177,151

Comprehensive income attributable to partners	$119,627	$153,116	$266,000	$241,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Dollars in thousands)

(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2008	$155	$(15,762)	$(67,825)	$2,422,748	$2,339,316
Distributions to ETE partners	(716)	(230,700)	—	—	(231,416)
Subsidiary distributions	—	—	—	(182,628)	(182,628)
Subsidiary issuance of units in public offerings	143	45,935	—	532,846	578,924
Tax effect of remedial income allocation from tax amortization of goodwill	—	—	—	(1,881)	(1,881)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	—	277	—	14,430	14,707
Non-cash executive compensation expense	—	12	—	613	625
Other comprehensive income, net of tax	—	—	10,089	(3,609)	6,480
Net income	791	255,120	—	165,597	421,508

Balance, June 30, 2009	$373	$54,882	$(57,736)	$2,948,116	$2,945,635

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$653,488	$709,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(6,362)	(56,786)
Capital expenditures (excluding allowance for equity funds used during construction)	(512,534)	(978,672)
Contributions in aid of construction costs	2,349	42,554
(Advances to) repayments from affiliates, net	(364,000)	63,534
Proceeds from the sale of assets	5,033	16,955

Net cash used in investing activities	(875,514)	(912,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,622,377	3,558,268
Principal payments on debt	(1,535,147)	(2,975,286)
Subsidiary equity offering, net of issue costs	578,924	34,965
Distributions to partners	(231,416)	(221,287)
Debt issuance costs	(7,746)	(20,897)
Distributions to noncontrolling interests	(182,628)	(160,146)

Net cash provided by financing activities	244,364	215,617

INCREASE IN CASH AND CASH EQUIVALENTS	22,338	12,381
CASH AND CASH EQUIVALENTS, beginning of period	92,023	56,557

CASH AND CASH EQUIVALENTS, end of period	$114,361	$68,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts, except per unit data, are in thousands)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto of Energy Transfer Equity, L.P. and its subsidiaries (“the Partnership”, “ETE” or the “Parent Company”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting. Management has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

The unaudited condensed consolidated financial statements of the Partnership presented herein for the three and six months ended June 30, 2009 and 2008 include the results of operations of ETE, ETE’s controlled subsidiary, Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P., the General Partner of ETP (“ETP GP”), and Energy Transfer Partners, L.L.C., the General Partner of ETP GP (“ETP LLC”). The results of operations for ETP in turn include the results of operations for ETP’s wholly-owned subsidiaries: La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”); Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”); Heritage Operating, L.P. (“HOLP”); Heritage Holdings, Inc. (“HHI”); and Titan Energy Partners, L.P. (“Titan”).

LE GP, LLC (“LE GP”), the general partner of ETE, is a Delaware limited liability company which is ultimately owned by the Chief Executive Officer of ETP, a director of ETE (Mr. Ray Davis) and Enterprise GP Holdings, L.P. (“Enterprise” or “EPE”).

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the Partnership’s consolidated financial position as of June 30, 2009, and the results of their operations and their cash flows for the three and six months ended June 30, 2009 and 2008. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009.

Certain prior period amounts have been reclassified to conform to the 2009 presentation. Other than the reclassifications related to the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”) (see Note 2), these reclassifications had no impact on net income or total equity.

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

In order to simplify the obligations of the Partnership under the laws of several jurisdictions in which we conduct business, our activities are primarily conducted through ETP’s Operating Partnerships:

•

ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing and marketing natural gas and NGLs in the states of Texas, Louisiana, Arizona, New Mexico, Utah and Colorado. Our intrastate transportation and storage operations primarily focus on transporting natural gas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. Our midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System and North Texas System, and marketing activities. We also own and operate natural gas gathering pipelines and conditioning facilities in the Piceance-Uinta Basin of Colorado and Utah.

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

The Partnership, the Operating Partnerships and their subsidiaries are collectively referred to in this report as “we”, “us”, “ETE”, “ETP”, “Energy Transfer” or the “Partnership”. References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

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

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three and six months ended June 30, 2009 and 2008 represent the actual results in all material respects.

Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, estimates related to our unit-based compensation plans, deferred taxes, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

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

Upon adoption of SFAS 160, we reclassified $2.42 billion from minority interest liability to noncontrolling interest as a separate component of equity in our condensed consolidated balance sheet as of December 31, 2008. In addition, we reclassified $46.4 million and $186.9 million of minority interest expense to net income attributable to noncontrolling interest in our condensed consolidated statements of operations for the three and six months ended June 30, 2008, respectively. Net income per limited partner unit has not been affected as a result of the adoption of SFAS 160.

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

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS 161”). Issued in March 2008, SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 did not impact our financial position or results of operations.

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

Statement of Financial Accounting Standards Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 deferred the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), such as impaired nonfinancial assets and certain assets and liabilities acquired in business combinations. Our adoption of FSP 157-2 on January 1, 2009 did not impact our financial condition or results of operations.

Statement of Financial Accounting Standards No. 165, Disclosures about Subsequent Events (“SFAS 165”). In May 2009, the FASB issued SFAS 165 which incorporates requirements for recording and disclosing subsequent events into the accounting standards; those requirements had previously existed only in the auditing standards. The requirements in SFAS 165 are consistent with the practices that had previously been applied, but SFAS 165 also requires disclosure with respect to the date through which subsequent events are evaluated. Under SFAS 165, we are required to evaluate subsequent events through the date that our financial statements are issued. The adoption of SFAS 165 does not change our current practices with respect to evaluating, recording and disclosing subsequent events; therefore, our adoption of this statement during the second quarter had no impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). In June 2009, the FASB issued SFAS 168 which establishes the FASB Accounting Standards Codification™ (the “Codification”). The Codification reorganizes existing accounting pronouncements but does not change GAAP. The new structure is organized into approximately 90 accounting topics and is further organized into subtopics, sections and subsections. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Although the Codification will not have an impact on our accounting policies or our financial position or results of operations, it will change the way that we reference accounting standards in our financial statements beginning with financial statements we will issue for the quarter ending September 30, 2009.

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

Net cash provided by operating activities is comprised of the following:

	Six Months Ended June 30,
	2009	2008
Net Income	$421,508	$433,976

Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	154,888	127,359
Amortization of finance costs charged to interest	8,314	4,079
Provision for loss on accounts receivable	2,825	2,802
Non-cash unit-based compensation expense	14,760	11,970
Non-cash executive compensation expense	625	625
Deferred income taxes	7,682	(557)
Losses on disposal of assets	245	936
Allowance for equity funds used during construction	(18,588)	(25,548)
Distribution in excess of (less than) equity in earnings of affiliates, net	(430)	3,309
Other non-cash	(658)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	200,132	(232,767)
Accounts receivable from related companies	(16,897)	1,298
Inventories	84,695	185,710
Deposits paid to vendors	26,250	(18,110)
Exchanges receivable	17,613	(29,503)
Prepaid expenses and other current assets	20,590	(10,835)
Intangibles and other assets	(2,043)	(1,333)
Accounts payable	(108,183)	309,768
Accounts payable to related companies	(27,595)	(22,457)
Exchanges payable	(31,843)	28,481
Customer advances and deposits	(33,793)	7,253
Accrued and other current liabilities	25,417	(71,113)
Income taxes payable	(10,418)	4,662
Interest payable	40,639	8,752
Other non-current liabilities	(155)	2,277
Price risk management assets and liabilities, net	(122,092)	(11,855)

Net cash provided by operating activities	$653,488	$709,179

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Six Months Ended June 30,
	2009	2008
NON-CASH INVESTING ACTIVITIES:
Investment in Calpine Corporation received in exchange for accounts receivable	$—	$14,879

Capital expenditures accrued	$90,268	$173,776

Gain from subsidiary issuance of common units (recorded in partners’ capital)	$46,078	$6,759

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$—	$3,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$178,469	$172,194

Cash paid for income taxes	$14,073	$9,218

4.	ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
Midstream and intrastate transportation and storage	$293,367	$415,507
Interstate transportation	30,121	29,309
Propane	73,299	155,191
Less - allowance for doubtful accounts	(8,463)	(8,750)

Total, net	$388,324	$591,257

The activity in the allowance for doubtful accounts during the six months ended June 30, 2009 consisted of the following:

Balance, December 31, 2008	$8,750
Accounts receivable written off, net of recoveries	(3,112)
Provision for loss on accounts receivable	2,825

Balance, June 30, 2009	$8,463

5.	INVENTORIES:

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Natural gas and NGLs, excluding propane	$124,614	$184,727
Propane	39,951	63,967
Appliances, parts and fittings and other	23,089	23,654

Total inventories	$187,654	$272,348

During the three months ended March 31, 2009, we recorded a lower of cost or market adjustment of $44.6 million for natural gas inventory to reflect market values, which were less than the weighted-average cost. No lower of cost or market adjustments were recorded for the three months ended June 30, 2009 or the six months ended June 30, 2008.

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. During the three months ended June 30, 2009, we began designating commodity derivatives as fair value hedges for accounting purposes. Subsequent to the designation of those fair value hedging relationships, the designated hedged inventory has been recorded at fair value on our condensed consolidated balance sheet, and changes in its fair value have been recorded in cost of products sold in our condensed consolidated statement of operations. At June 30, 2009, $123.5 million of our natural gas inventory was recorded at fair value.

6.	GOODWILL, INTANGIBLES AND OTHER ASSETS:

Components and useful lives of intangibles and other assets were as follows:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements (3 to 15 years)	$40,305	$(26,698)	$40,301	$(24,374)
Customer lists (3 to 30 years)	153,268	(46,651)	144,337	(39,730)
Contract rights (6 to 15 years)	23,015	(4,691)	23,015	(3,744)
Other (10 years)	477	(373)	2,677	(2,244)

Total amortizable intangible assets	217,065	(78,413)	210,330	(70,092)

Non-amortizable intangible assets - Trademarks	75,503	—	75,667	—

Total intangible assets	292,568	(78,413)	285,997	(70,092)

Other assets:
Financing costs (3 to 30 years)	82,358	(28,936)	74,611	(23,508)
Regulatory assets	105,789	(7,720)	98,560	(5,941)
Other long-term assets	44,423	—	43,353	—

Total intangibles and other assets	$525,138	$(115,069)	$502,521	$(99,541)

Aggregate amortization expense of intangible and other assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reported in depreciation and amortization	$4,983	$4,321	$9,692	$8,620

Reported in interest expense	$2,799	$2,322	$5,429	$4,356

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2010	$29,666
2011	27,257
2012	21,822
2013	16,014
2014	15,000

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review goodwill and non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of December 31 for our interstate segment and as of August 31 for all others. No impairment of intangible assets was required for the three and six months ended June 30, 2009 or 2008. In December 2008, we recorded an impairment of the entire goodwill balance of $11.4 million related to the Canyon Gathering System. No goodwill impairment losses were recorded during the three and six months ended June 30, 2009 or 2008.

A decrease in goodwill of $8.7 million was recorded during the three months ended March 31, 2009 in connection with purchase price allocation adjustments related to prior acquisitions of propane businesses by ETP.

7.	ACCRUED AND OTHER CURRENT LIABILITIES:

Accrued and other liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Accrued wages and benefits	$66,064	$65,754
Accrued capital expenditures	90,268	153,230
Taxes other than income taxes	52,898	20,772
Other	64,277	73,384

Total accrued and other current liabilities	$273,507	$313,140

8.	INVESTMENTS IN AFFILIATES:

Midcontinent Express Pipeline LLC

ETP is party to an agreement with Kinder Morgan Energy Partners, L.P. (“KMP”) for a 50/50 joint development of Midcontinent Express pipeline (“MEP”). Construction of the approximately 500-mile pipeline was completed and natural gas transportation service commenced August 1, 2009 on the pipeline from Delhi, Louisiana, to an interconnect with the Transco interstate natural gas pipeline in Butler, Alabama. Interim service began on the pipeline from Bennington, Oklahoma, to Delhi in April 2009. In July 2008, MEP completed an open season with respect to a capacity expansion of MEP from the original planned capacity of 1.5 Bcf/d to a total capacity of 1.8 Bcf/d for the main segment of the pipeline from north Texas to an interconnect location with the Columbia Gas Transmission Pipeline near Waverly, Louisiana. The additional 300 MMcf/d of capacity was fully subscribed as a result of this open season. The planned expansion of capacity will be added through the installation of additional compression on this segment of the pipeline and is pending approval from the Federal Energy Regulatory Commission (the “FERC”).

On January 9, 2009, MEP filed an amended application to revise its initial transportation rates to reflect an increase in projected costs for the project; the amended application was approved by the FERC on March 25, 2009.

Fayetteville Express Pipeline LLC

ETP is party to an agreement with KMP for a 50/50 joint development of the Fayetteville Express pipeline, an approximately 187-mile natural gas pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. FEP, the entity formed to construct, own and operate this pipeline, filed with the FERC on June 15, 2009 to request a certificate of public convenience and necessity pursuant to Section 7(c) of the Natural Gas Act and related authorizations. The pipeline is expected to have an initial capacity of 2.0 Bcf/d. Pending necessary regulatory approvals, the pipeline project is expected to be in service by early 2011. FEP has secured binding 10-year commitments for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc. Kinder Morgan, Inc. owns the general partner of KMP. Pursuant to our agreement with KMP related to this project, we and KMP are each obligated to fund 50% of the equity necessary to construct the project.

Capital Contributions to Affiliates

During the six months ended June 30, 2009, we contributed $333.0 million to MEP and $31.0 million to FEP. With respect to MEP, capital expenditures were previously funded under a $1.4 billion credit facility (reduced to $1.3 billion due to the bankruptcy of Lehman Brothers). As this facility became substantially drawn during the first quarter of 2009, we and KMP have made and will continue to make capital contributions to MEP to fund capital expenditures until the project is completed. We expect that our capital contributions to MEP during the last six months of 2009 will be between $320.0 million and $340.0 million, which includes amounts to fund remaining expenditures for the project and an additional capital contribution to reduce the indebtedness of MEP to a level expected to be needed to obtain long-term financing for MEP, on a stand-alone basis without guarantees from ETP or KMP, on acceptable terms. With respect to FEP, we expect that our capital contributions will be between $160.0 million and $180.0 million during the last six months of 2009 to fund expenditures for the project. FEP intends to pursue financing (expected to be severally guaranteed by ETP and KMP), which, if arranged during the last six months of 2009, would reduce the level of expected capital contributions this year as capital expenditures for the project would be funded at the project level; however, the availability of such financing at agreeable terms remains uncertain.

9.	FAIR VALUE MEASUREMENTS:

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value. Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at June 30, 2009 was $7.49 billion and $7.31 billion, respectively. At December 31, 2008, the aggregate fair value and carrying amount of long-term debt was $6.41 billion and $7.24 billion, respectively.

The following table summarizes the fair value of our financial assets and liabilities as of June 30, 2009 and December 31, 2008, based on inputs used to derive their fair values in accordance with SFAS 157:

		Fair Value Measurements at June 30, 2009 Using			Fair Value Measurements at December 31, 2008 Using
Description	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Marketable securities	$9,630	$9,630	$—	$5,915	$5,915	$—
Inventories	123,460	123,460	—	—	—	—
Commodity derivatives	9,492	7,038	2,454	111,513	106,090	5,423
Interest rate swap derivatives	1,818	—	1,818	—	—	—
Liabilities:
Commodity derivatives	(196)	—	(196)	(43,336)	—	(43,336)
Interest rate swap derivatives	(141,034)	—	(141,034)	(220,806)	—	(220,806)

Total	$3,170	$140,128	$(136,958)	$(146,714)	$112,005	$(258,719)

During the three months ended June 30, 2009, we began designating certain commodity derivatives that are utilized to manage price volatility associated with our natural gas inventory as fair value hedges. Prior to April 2009, our natural gas inventory was recorded at weighted-average cost and therefore was not included in the table above. We consider the fair value of our hedged natural gas inventory to be a Level 1 valuation because it is stored at delivery points with active markets for which published prices are available.

10.	INCOME TAXES:

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current expense (benefit):
Federal	$(481)	$5,369	$(5,107)	$4,846
State	3,404	5,362	6,896	8,641

Total	2,923	10,731	1,789	13,487
Deferred expense (benefit):
Federal	1,027	(947)	7,693	1,162
State	(687)	(454)	(12)	(175)

Total	340	(1,401)	7,681	987

Total income tax expense	$3,263	$9,330	$9,470	$14,474

Effective tax rate	2.3%	5.3%	2.2%	3.2%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level.

11.	INCOME PER LIMITED PARTNER UNIT:

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$104,053	$120,021	$255,120	$246,334

Weighted average Limited Partner units	222,898,248	222,829,956	222,898,157	222,829,956

Basic net income per Limited Partner unit	$0.47	$0.54	$1.14	$1.11

Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$104,053	$120,021	$255,120	$246,334
Dilutive effect of Unit Grants	(86)	(139)	(371)	(550)

Diluted net income available to Limited Partners	$103,967	$119,882	$254,749	$245,784

Weighted average Limited Partner units	222,898,248	222,829,956	222,898,157	222,829,956

Diluted net income per Limited Partner unit	$0.47	$0.54	$1.14	$1.10

12.	DEBT OBLIGATIONS:

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of June 30, 2009 was $1.57 billion. The total amount available under the Parent Company’s debt facilities as of June 30, 2009 was $377.5 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to bank syndication’s approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level I or 0.300%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either, (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. As of June 30, 2009, the weighted average interest rate was 2.67% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

The Parent Company Credit Agreement is secured by a lien on all tangible and intangible assets of the Parent Company and its subsidiaries, including its ownership of 62,500,797 ETP Common Units, the Parent Company’s 100% interest in ETP LLC and ETP GP with indirect recourse to ETP GP’s 2% General Partner interest in ETP and 100% of ETP GP’s outstanding IDRs in ETP, which the Parent Company holds through its ownership of ETP GP.

ETP Credit Facility

The ETP Credit Facility provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity). The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of June 30, 2009, there was no balance outstanding on the ETP Credit Facility and taking into account letters of credit of approximately $59.8 million, $1.94 billion was available for future borrowings.

HOLP Credit Facility

HOLP has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available to HOLP through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility. At June 30, 2009, there was no outstanding balance in revolving credit loans and $1.0 million in outstanding letters of credit. The amount available as of June 30, 2009 was $74.0 million.

ETP Senior Notes

2009 ETP Notes

In April 2009, ETP completed a public offering of $350.0 million aggregate principal amount of 8.50% Senior Notes due 2014 and $650.0 million aggregate principal amount of 9.00% Senior Notes due 2019 (collectively the “2009 ETP Notes”). The offering of the 2009 ETP Notes closed on April 7, 2009 and ETP used net proceeds of approximately $993.6 million to repay borrowings under the ETP Credit Facility and for general partnership purposes. Interest will be paid semi-annually.

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

Covenants Related to Our Credit Agreements

We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements at June 30, 2009.

13.	PARTNERS’ CAPITAL:

Under the terms of ETE’s partnership agreement, the limited partners’ potential liability is limited to their investment in the Partnership. The general partner of ETE manages and controls the business and affairs of the Partnership. The limited partners of ETE are not involved in the management and control of ETE.

Common Units Issued

The change in Common Units during the six months ended June 30, 2009 is as follows:

Number of Units
Balance, December 31, 2008	222,829,956
Issuance of restricted Common Units under long-term incentive plan	68,292

Balance, June 30, 2009	222,898,248

Sale of Common Units by Subsidiary

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and the underlying book value arising from issuance of units by ETP (excluding unit issuances to the Parent Company) as a capital transaction. If ETP issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP Units during the three and six months ended June 30, 2009.

In January 2009, ETP closed a public offering of 6,900,000 Common Units at $34.05 per ETP Common Unit. Net proceeds of approximately $225.9 million from the offering were used to repay outstanding borrowings under the ETP Credit Facility.

In April 2009, ETP closed a public offering of 9,775,000 ETP Common Units at $37.55 per ETP Common Unit. The proceeds of approximately $352.4 million, net of underwriting discounts and commissions, were used by ETP to fund capital expenditures and capital contributions to joint venture entities related to pipeline construction projects as well as for general partnership purposes. The units were registered under the Securities Act pursuant to a Registration Statement on Form S-3ASR.

During the six months ended June 30, 2009, the Parent Company recorded the difference of $15.6 million between the carrying amount of the Partnership’s investment in ETP and its share of the underlying book value after giving effect to the above January 2009 transaction as a capital transaction based on the Partnership’s ownership in ETP’s limited partner interests being diluted from 41.09% to 39.31%. In addition, the Parent Company recorded the difference of $30.5 million between the carrying amount of the Partnership’s investment in ETP and its share of the underlying book value after giving effect to the above April 2009 transaction as a capital transaction based on the Partnership’s ownership in ETP’s limited partner interests being diluted from 39.31% to 37.03%. The capital transactions are reflected in the Partnership’s condensed consolidated balance sheet at June 30, 2009 as an increase in limited partners’ capital. No deferred taxes were recorded and the transactions had no effect on the Partnership’s income.

Parent Company Quarterly Distributions of Available Cash

Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly. The Parent Company’s only cash-generating assets currently consist of distributions from ETP related to limited and general partnership interests, including IDRs in ETP. We currently have no independent operations outside of our interests in ETP.

On February 19, 2009, the Parent Company paid a cash distribution for the three months ended December 31, 2008 of $0.51 per Common Unit, or $2.04 annualized, an increase of $0.12 per Common Unit on an annualized basis to Unitholders of record at the close of business on February 6, 2009.

On May 19, 2009, the Parent Company paid a cash distribution for the three months ended March 31, 2009 of $0.525 per Common Unit, or $2.10 annualized, an increase of $0.06 per Common Unit on an annualized basis to Unitholders of record at the close of business on May 8, 2009.

On July 28, 2009, the Parent Company declared a cash distribution for the three months ended June 30, 2009 of $0.535 per Common Unit, or $2.14 annualized, an increase of $0.04 per Common Unit on an annualized basis. This distribution will be paid on August 19, 2009 to Unitholders of record at the close of business on August 7, 2009.

ETP’s Quarterly Distributions of Available Cash

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

On February 13, 2009, ETP paid a per unit cash distribution related to the three months ended December 31, 2008 of $0.89375 per Common Unit ($3.575 per Limited Partner Unit annualized) to Unitholders of record at the close of business on February 6, 2009. ETP paid distributions of $83.9 million in the aggregate for ETP GP’s 2% general partner interest in the Partnership and its IDRs for the three months ended December 31, 2008.

On May 15, 2009, ETP paid a per unit cash distribution related to the three months ended March 31, 2009 of $0.89375 per Common Unit ($3.575 per Limited Partner Unit annualized) to Unitholders of record at the close of business on May 8, 2009. ETP paid distributions of $89.0 million in the aggregate for ETP GP’s 2% general partner interest in the Partnership and its IDRs for the three months ended March 31, 2009.

The total amount of distributions the Parent Company received from ETP during the six months ended June 30, 2009 relating to its limited partner interests, general partner interests and IDRs of ETP are as follows:

Limited Partner Interest	$111,720
General Partner Interest	9,442
Incentive Distribution Rights	163,424

Total distributions received from ETP	$284,586

On July 28, 2009, ETP declared a cash distribution for the three months ended June 30, 2009 of $0.89375 per Common Unit, or $3.575 annualized. This distribution will be paid on August 14, 2009 to Unitholders of record at the close of business on August 7, 2009.

The total amount of ETP distributions declared related to the six months ended June 30, 2009 are as follows (all from Available Cash from ETP’s operating surplus):

Limited Partners -
Common Units	$301,738
Class E Units	6,242
General Partner -
2% Ownership	9,721
Incentive Distribution Rights	168,310

$486,011

Based on ETP’s current quarterly distributions of $0.89375 per unit, the Parent Company would be entitled to receive a quarterly cash distribution of approximately $144.9 million (or $579.5 million on an annualized basis), which consists of $4.8 million from the indirect ownership of the 2% general partner interest in ETP, $84.2 million from the indirect ownership of the IDRs in ETP and $55.9 million from the Common Units of ETP.

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	June 30, 2009	December 31, 2008
Net gain (loss) on commodity related derivatives	$(864)	$8,735
Net loss on interest rate derivatives	(56,524)	(68,896)
Unrealized losses on available-for-sale securities	(2,275)	(5,983)
Noncontrolling interest	1,927	(1,681)

Total AOCI, net of tax	$(57,736)	$(67,825)

14.	UNIT-BASED COMPENSATION PLANS:

We recognized non-cash compensation expense related to the unit-based compensation plans of ETP and ETE of $7.8 million and $3.9 million for the three months ended June 30, 2009 and 2008, respectively. We recognized non-cash compensation expense related to the unit-based compensation plans of ETP and ETE of $14.8 million and $12.0 million for the six months ended June 30, 2009 and 2008, respectively.

ETE Long-Term Incentive Plan

As of June 30, 2009, a total of 65,000 unvested units are outstanding under the ETE Long-Term Incentive Plan to employees with vesting over a five-year period at 20%. These awards include rights to distributions paid on unvested units. As of June 30, 2009, a total of $0.8 million remains to be recognized as compensation expense during the vesting period related to these employee awards.

As of June 30, 2009, a total of 5,028 restricted units granted to ETE Directors are outstanding under the ETE Long-Term Incentive Plan.

ETP Unit-Based Compensation Plans

ETP Employee Grants

The following table shows the activity of the ETP awards during the six months ended June 30, 2009:

	Three-Year Performance Vesting (1)		Five-Year Service Vesting (2)		Other (3)		Total
	Number of Units	Weighted Average Fair Value Per Unit	Number of Units	Weighted Average Fair Value Per Unit	Number of Units	Weighted Average Fair Value Per Unit	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of December 31, 2008	150,852	$43.96	1,205,430	$35.87	8,976	$43.48	1,365,258	$36.81
Awards granted	—	—	35,850	34.60	—	—	35,850	34.60
Awards vested	(2,036)	43.96	(50,670)	38.27	—	—	(52,706)	38.49
Awards forfeited	(3,336)	43.96	(23,531)	36.51	—	—	(26,867)	37.44

Unvested awards as of June 30, 2009	145,480	$43.96	1,167,079	$35.71	8,976	$43.48	1,321,535	$36.67

(1)	Includes awards subject to performance objectives and continued employment.

(2)	Includes awards for which vesting is subject to continued employment.

(3)	Includes special grants and awards issued with other vesting conditions.

As of June 30, 2009, a total of 4,785,940 ETP Common Units remain available to be awarded under ETP’s equity incentive plans.

ETP recognized non-cash compensation expense related to employee grants under its unit-based compensation plans of $5.8 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively. ETP recognized non-cash compensation expense related to employee grants under its unit-based compensation plans of $10.8 million and $11.4 million for the six months ended June 30, 2009 and 2008, respectively. The total expected non-cash compensation expense to be recognized related to ETP’s unvested employee awards as of June 30, 2009 is:

Years Ending December 31:
2009 (remainder)	$9,009
2010	10,038
2011	5,896
2012	3,089
2013	1,010

ETP Director Grants

There were no new ETP director grants or awards vested during the six months ended June 30, 2009.

ETP recognized non-cash compensation expense related to director grants under its unit-based compensation plans of $0.04 million and $0.03 million for the three months ended June 30, 2009 and 2008, respectively. ETP recognized non-cash compensation expense related to director grants under its unit-based compensation plans of $0.08 million and $0.07 million for the six months ended June 30, 2009 and 2008, respectively.

Related Party Awards

During 2007 and 2008, a partnership (McReynolds Energy Partners, L.P.), the general partner of which is owned and controlled by our President, awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. As of June 30, 2009, rights related to 695,000 unvested ETE units remained outstanding. In June 2008, 240,000 unit awards were forfeited due to the resignation of an officer of ETP. For the three months ended June 30, 2009, we recognized non-cash compensation expense of $1.8 million. For the three months ended June 30, 2008, we recognized non-cash compensation expense of $1.0 million related to these awards and reversed $2.7 million of previously recognized compensation cost related to the forfeiture of these awards, for a net benefit of $1.7 million. For the six months ended June 30, 2009 and 2008, we recognized non-cash compensation expense of $3.7 million and $0.5 million, respectively, related to these awards.

15.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

Approval from the FERC is pending on our current pipeline construction projects, including MEP and FEP, as discussed in Note 8, and the Tiger Pipeline. We initiated public review of the Tiger pipeline pursuant to the FERC’s National Environmental Policy Act (“NEPA”) pre-filing review process in March 2009.

On September 29, 2006, Transwestern filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. In April 2007, the FERC approved a Stipulation and Agreement of Settlement that resolved the primary components of the rate case. Transwestern’s tariff rates and fuel rates are now final for the period of the settlement. Transwestern is required to file a new rate case no later than October 1, 2011.

The Phoenix project, as filed with the FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. On November 15, 2007, the FERC issued an order granting Transwestern its Certificate of Public Convenience and Necessity (“Order”). Pursuant to the Order, Transwestern filed its initial Implementation Plan on November 14, 2007 and accepted the Order on November 19, 2007. The San Juan Lateral portion of the project was placed in service effective July 2008 and the pipeline to the Phoenix area was placed in service effective March 2009.

Guarantees

We have guaranteed 50% of the obligations of MEP under its $1.4 billion senior revolving credit facility (the “MEP Facility”), with the remaining 50% of MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage of MEP increases or decreases. The MEP Facility is unsecured and matures on February 28, 2011. The MEP Facility is syndicated among multiple financial institutions. As a result of the Lehman Brothers bankruptcy in 2008, the MEP Facility has effectively been reduced by the Lehman Brothers affiliate’s commitment of approximately $100.0 million. However, the MEP Facility is not in default, and the commitments of the other lending banks remain unchanged.

As of June 30, 2009, MEP had $1.19 billion of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. Our contingent obligations with respect to our 50% guarantee of MEP’s outstanding borrowings and letters of credit were $595.4 million and $16.6 million, respectively, as of June 30, 2009.

Commitments

In the normal course of our business, we purchase, process and sell natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. We have also entered into several propane purchase and supply commitments, which are typically one year agreements with varying terms as to quantities, prices and expiration dates. We also have a contract to purchase not less than 90.0 million gallons per year that expires in 2015. We believe that the terms of these agreements are commercially reasonable and will not have a material adverse effect on our financial position or results of operations.

We have certain non-cancelable leases for property and equipment that require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $5.5 million and $7.2 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, rental expense totaled approximately $11.5 million and $15.4 million, respectively, for operating leases.

As discussed in Note 8, we also have commitments to make capital contributions to our joint ventures.

Litigation and Contingencies

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. Natural gas and propane are flammable, combustible gases. Serious personal injury and significant property damage can arise in connection with their transportation, storage or use. In the ordinary course of business, we are sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage. We maintain liability insurance with insurers in amounts and with coverage and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to product liability, personal injury or property damage in the future.

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to us an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other occasions from December 2003 through August 2005, in order to benefit financially from our commodities derivatives positions and from certain of our index-priced physical gas purchases in the

Houston Ship Channel. The FERC alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by the FERC under authority of the NGA. The FERC alleges that ETP violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. In its Order and Notice, the FERC also alleged that ETP manipulated daily prices at the Waha and Permian Hubs in west Texas on two dates. In its Order and Notice, the FERC specified that it was seeking $69.9 million in disgorgement of profits, plus interest, and $82.0 million in civil penalties relating to these market manipulation claims. The FERC specified that it was also seeking to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at market-based prices. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based prices would be limited to sales to retail customers (such as utilities and other end-users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at contract prices that would be subject to individual FERC approval.

ETP’s Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to the FERC-approved rates, terms and conditions of service. The Order and Notice alleged that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC specified that it was seeking approximately $15.5 million in civil penalties and disgorgement of overcharges related to these claims against Oasis. On May 15, 2008, the FERC ordered a hearing to be conducted by a FERC administrative law judge with respect to the Oasis claims. The hearing related to the Oasis claims was scheduled to commence in December 2008 with the administrative law judge’s initial decisions due by May 11, 2009; however, on November 18, 2008, the administrative law judge presiding over the Oasis claims granted ETP’s motion for summary disposition of the claim that Oasis unduly discriminated in favor of affiliates regarding the provision of Section 311(a)(2) interstate transportation service. ETP subsequently entered into an agreement with the Enforcement Staff to settle all of the claims related to Oasis. Pursuant to this agreement, Oasis will not pay any civil penalties to the FERC or make any other payments. On January 5, 2009, this agreement was submitted under seal to FERC by the presiding administrative law judge, for FERC’s approval as an uncontested settlement of all Oasis claims. On February 27, 2009, the settlement agreement was approved by the FERC in its entirety and without modification, and the terms of the settlement were made public. The FERC’s order is now final and non-appealable. We believe the Oasis settlement, as approved by the FERC, will not have a material adverse effect on our business, financial condition or results of operations.

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

On May 15, 2008, the FERC ordered a hearing to be conducted by a FERC administrative law judge with respect to the FERC’s market manipulation claims. In this order, the FERC set for hearing the Enforcement Staff’s claims for the additional month in 2005, bringing the total amount of civil penalties and disgorgement of profits sought by the FERC relating to its market manipulation claims to approximately $181.9 million, excluding interest. The hearing related to the market manipulation claims was scheduled to commence in July 2009 with the administrative law judge’s initial decision due by January 7, 2010; however, as discussed below, the procedural schedule (including the commencement of the hearing) has been postponed to August 12, 2009. The FERC also ordered that, following the completion of the hearings, the administrative law judges make initial findings with respect to whether ETP engaged in market manipulation in violation of the NGA and FERC regulations. The FERC reserved for itself the issues of possible civil penalties, revocation of ETP’s blanket market certificate and whether ETP would disgorge any unjust profits. Following the issuance of the administrative law judge’s initial decision related to the market manipulation claims, the FERC would then issue an order with respect to each of these matters. On May 23, 2008, ETP requested rehearing and stay of the FERC’s May 15, 2008 order establishing hearing, and ETP renewed those requests on June 26, 2008.

On August 7, 2008, the FERC denied rehearing of its May 15, 2008 order. On August 8, 2008, ETP filed a petition with the U.S. Court of Appeals for the Fifth Circuit to review and set aside the FERC’s May 15 and August 7, 2008 orders on the grounds that ETP is entitled to adjudicate the FERC’s claims in federal district court pursuant to the NGA and the NGPA. On August 28, 2008, ETP filed an amended petition seeking review of the Order and Notice and the December 20, 2007 order denying rehearing. The Fifth Circuit dismissed ETP’s petition without reaching the merits on April 28, 2009. On June 12, 2009, ETP sought rehearing and rehearing en banc of the Court’s April 28, 2009 order. On July 1, 2009, the Fifth Circuit denied our requests for rehearing. On July 10, 2009, the chief administrative law judge issued an order suspending the procedural schedule and all hearing-related matters with respect to the FERC’s market manipulation claims until August 12, 2009 in light of settlement discussions occurring between us and Enforcement Staff.

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

In addition to the FERC legal action, third parties have asserted claims and may assert additional claims against us and ETP alleging damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETP for claims related to the FERC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETP contains an additional allegation that we and ETP transported gas in a manner that favored our affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. We have moved to compel arbitration and/or contested subject-matter jurisdiction in some of these cases. In one of these cases, the Texas Supreme Court ruled on July 3, 2009 that the state district court erred in ruling that a plaintiff was entitled to pre-arbitration discovery and therefore remanded to the state district court with a direction to rule on our original motion to compel arbitration pursuant to the terms of the arbitration clause in a natural gas contract between us and the plaintiff. This plaintiff has filed a motion with the Texas Supreme Court requesting a rehearing of the ruling.

We have also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producer/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel. We filed an original action in Harris County state court seeking a stay of the arbitration on the ground that the action is not arbitrable, and the state court granted our motion for summary judgment on that issue. This action is currently on appeal before the First Court of Appeals, Houston.

A consolidated class action complaint has been filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that it used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions, and that ETP intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP violated the CEA by knowingly aiding and abetting violations of the CEA. The plaintiffs state that this allegedly unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to the plaintiffs and all other members of the putative class who sold natural gas futures or who purchased and/or sold natural gas options contracts on NYMEX during the class period. The plaintiffs have requested certification of their suit as a class action and seek unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. On March 20, 2008, the plaintiffs filed a second consolidated class action complaint. In response to this new pleading, on May 5, 2008, ETP filed a motion to dismiss the complaint. On March 26, 2009, the court issued an order dismissing the complaint, with prejudice, for failure to state a claim. The plaintiffs have since moved for reconsideration, and briefing on that motion is now complete.

On March 17, 2008, a second class action complaint was filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law. The complaint further alleges that during this period ETP exerted monopoly power to suppress the price for these transactions to non-competitive levels in order to benefit its own physical natural gas positions. The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief. On May 19, 2008, ETP filed a motion to dismiss this complaint. On March 26, 2009, the court issued an order dismissing the complaint. The court found that the plaintiffs failed to state a claim on all causes of action and for anti-trust injury but granted leave to amend. On April 23, 2009, the plaintiffs filed a motion for leave to amend to assert a claim for common law fraud and attached a proposed amended complaint as an exhibit. ETP opposed the motion and cross-moved to dismiss. On August 7, 2009, the court denied the plaintiff’s motion and granted our motion to dismiss the complaint.

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

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariff, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of the FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was filed on or about July 31, 2007. Appellee’s opposition brief was filed on or about November 21, 2007. Appellee Transwestern filed its separate response brief on January 11, 2008 and Grynberg’s reply brief was filed in June 2008 and the hearing on all briefs was held in September 2008. On March 17, 2009, the Tenth Circuit affirmed the District Court’s dismissal. We do not believe the outcome of this case will have a material adverse effect on our financial position, results of operations or cash flows.

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

As of June 30, 2009 and December 31, 2008, accruals of approximately $21.0 million were recorded as accrued and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters and matters covered by insurance.

Environmental Matters

Our operations are subject to extensive federal, state and local environmental laws and regulations that require expenditures for remediation at operating facilities and waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline and processing business, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. However, some risk of environmental or other damage is inherent in the natural gas pipeline and processing business, as it is with other entities engaged in similar businesses.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for historical contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $8.9 million. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

Transwestern continues to incur certain costs related to PCBs that might have migrated through its pipelines into customers’ facilities in the past. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing the PCBs. Costs of these remediation activities were minimal for both the three and six months ended June 30, 2009. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers, and accordingly, no accrual has been established for these costs at June 30, 2009. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2009 and December 31, 2008, an accrual on an undiscounted basis of $12.9 million and $13.3 million, respectively, was recorded in our condensed consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover environmental liabilities related to certain matters assumed in connection with the HPL System acquisition, the Transwestern acquisition and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S. Department of Transportation under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule (the “IMP Rule”) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas”. Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the three months ended June 30, 2009 and 2008, $11.6 million and $4.0 million, respectively, of capital costs and $5.6 million and $7.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. For the six months ended June 30, 2009 and 2008, $15.3 million and $5.5 million, respectively, of capital costs and $9.0 million and $10.7 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

16.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and over-the-counter (“OTC”) commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the condensed consolidated balance sheets. In general, we use derivatives to eliminate market exposure and price risk within our segments as follows:

•	Derivatives are utilized in our midstream segment in order to mitigate price volatility in our marketing activities and manage fixed price exposure incurred from contractual obligations.

•

We use derivative financial instruments in connection with our natural gas inventory at the Bammel Storage Facility by purchasing physical natural gas and then selling financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin. We also use derivatives in our intrastate transportation and storage segment to hedge the sales price of retention gas and hedge location price differentials related to the transportation of natural gas.

•

Our propane segment permits customers to guarantee the propane delivery price for the next heating season. As we execute fixed sales price contracts with our customers, we may enter into propane futures contracts to fix the purchase price related to these sales contracts, thereby locking in a gross profit margin. Additionally, we may use propane futures contracts to secure the purchase price of our propane inventory for a percentage of our anticipated propane sales.

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

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, the change in the fair value is deferred in AOCI until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Gains and losses deferred in AOCI related to cash flow hedges remain in AOCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For financial derivative instruments that do not qualify for hedge accounting, the change in fair value is recorded in cost of products sold in the condensed consolidated statements of operations.

We expect losses of $2.3 million related to commodity derivatives to be reclassified into earnings over the next twelve months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our condensed consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the condensed consolidated statement of operations.

We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. Changes in the spreads between the forward natural gas prices designated as fair value hedges and the physical Bammel inventory spot price result in unrealized margins until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains/losses associated with these positions are realized.

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

Trading Activities

As of July 2008, we no longer engage in the trading of commodity derivative instruments that are not substantially offset by physical or other commodity derivative positions. As a result, we no longer have any material exposure to market risk from such activities. The derivative contracts that were previously entered into for trading purposes were recognized in the condensed consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in revenue in the condensed consolidated statements of operations on a net basis. There were no gains or losses associated with trading activities during the three and six months ended June 30, 2009. Trading activities, including trading of physical gas and financial derivative instruments, resulted in net losses of approximately $26.1 million for the year-to-date period ended July 31, 2008.

The following table details the outstanding commodity-related derivatives:

June 30, 2009
	Commodity	Notional Volume	Maturity
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	50,700,000	2009-2011
Swing Swaps IFERC (MMBtu)	Gas	(44,095,000)	2009-2010
Fixed Swaps/Futures (MMBtu)	Gas	4,567,500	2009-2011
Forwards/Swaps (Gallons)	Propane/Ethane	15,078,000	2009-2010

Fair Value Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	(31,117,500)	2009-2010
Fixed Swaps/Futures (MMBtu)	Gas	(31,990,000)	2009-2010
Hedged Item - Inventory	Gas	31,990,000	2009-2010

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	460,000	2009
Fixed Swaps/Futures (MMBtu)	Gas	460,000	2009
Forward/Swaps (Gallons)	Propane/Ethane	18,858,000	2009-2010

December 31, 2008
	Commodity	Notional Volume	Maturity
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	15,720,000	2009-2011
Swing Swaps IFERC (MMBtu)	Gas	(58,045,000)	2009
Fixed Swaps/Futures (MMBtu)	Gas	(20,880,000)	2009-2010
Forwards/Swaps (Gallons)	Propane	47,313,002	2009

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	(9,085,000)	2009
Fixed Swaps/Futures (MMBtu)	Gas	(9,085,000)	2009

Interest Rate Risk

We are exposed to market risk for changes in interest rates. We manage a portion of our current and future interest rate exposures by utilizing interest rate swaps, certain of which are accounted for as cash flow hedges.

We have the following interest rate swaps outstanding as of June 30, 2009:

•	Forward starting swaps with a notional amount of $500.0 million to pay an average fixed rate of 3.99% and receive a floating rate based on LIBOR. These swaps settle in December 2009;

•	Interest rate swaps with a notional amount of $300.0 million to pay an average fixed rate of 5.20% and receive a floating rate based on LIBOR. These swaps settle in May 2016;

•

Interest rate swaps with a notional amount of $500.0 million to pay a fixed rate of 4.57% and receive a floating rate based on LIBOR. These swaps settle in November 2012 with a cancellable option in November 2010; and,

•	Interest rate swaps with a notional amount of $700.0 million to pay an average fixed rate of 4.84% and receive a floating rate based on LIBOR. These swaps settle in November 2012.

In April 2009, the Partnership terminated forward starting swaps with notional amounts of $100.0 million and $150.0 million for an insignificant amount.

Derivative Summary

The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of June 30, 2009 and December 31, 2008:

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Commodity Derivatives (margin deposits)	Deposits Paid to Vendors	$17,424	$10,665	$(5,547)	$(1,504)
Commodity Derivatives	Price Risk Management Assets/Liabilities	1,457	918	(93)	(119)
Interest Rate Swap Derivatives	Price Risk Management Assets/Liabilities	—	—	(61,687)	(71,042)

Total derivatives designated as hedging instruments		$18,881	$11,583	$(67,327)	$(72,665)

Derivatives not designated as hedging instruments under SFAS 133:
Commodity Derivatives (margin deposits)	Deposits Paid to Vendors	$20,809	$432,614	$(25,648)	$(335,685)
Commodity Derivatives	Price Risk Management Assets/Liabilities	1,172	17,244	(278)	(55,954)
Interest Rate Swap Derivatives	Price Risk Management Assets/Liabilities	1,818	—	(79,346)	(149,765)

Total derivatives not designated as hedging instruments		$23,799	$449,858	$(105,272)	$(541,404)

Total derivatives		$42,680	$461,441	$(172,599)	$(614,069)

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

We utilize master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date for non-exchange traded derivatives. We exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors in the condensed consolidated balance sheets. The Partnership had net deposits with counterparties of $52.0 million and $78.2 million as of June 30, 2009 and December 31, 2008, respectively, reflected as deposits paid to vendors in our condensed consolidated balance sheets.

The following tables detail the effect of the Partnership’s derivative assets and liabilities in the condensed consolidated statements of operations for the periods presented:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective and Ineffective Portion)	Change in Value Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain/ (Loss) Recognized in Income on Ineffective Portion of Derivatives
		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
		2009	2008	2009	2008	2009	2008
Derivatives in SFAS 133 cash flow hedging relationships:
Commodity Derivatives	Cost of Products Sold	$1,336	$(1,312)	$(928)	$(9,689)	$—	$(16)
Interest Rate Swap Derivatives	Interest Expense	5,363	24,712	(6,875)	(2,714)	—	—

Total		$6,699	$23,400	$(7,803)	$(12,403)	$—	$(16)

		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008	2009	2008
Derivatives in SFAS 133 cash flow hedging relationships:
Commodity Derivatives	Cost of Products Sold	$(50)	$(7,573)	$9,549	$21,183	$—	$(8,336)
Interest Rate Swap Derivatives	Interest Expense	162	(2,282)	(11,707)	(4,253)	—	2

Total		$112	$(9,855)	$(2,158)	$16,930	$—	$(8,334)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Derivatives in SFAS 133 fair value hedging relationships:
Commodity Derivatives (including hedged items)	Cost of Products Sold	$12,498	$—	$12,498	$—

Total		$12,498	$—	$12,498	$—

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS 133:
Commodity Derivatives	Cost of Products Sold	$5,138	$(38,732)	$56,576	$(83,578)
Trading Commodity Derivatives	Revenue	—	9,139	—	8,446
Interest Rate Swap Derivatives	Gains (Losses) on Non-hedged Interest Rate Derivatives	49,911	27,178	59,962	(4,458)

Total		$55,049	$(2,415)	$116,538	$(79,590)

Credit Risk

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements that allow for netting of positive and negative exposure associated with a single counterparty.

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

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our condensed consolidated balance sheets and recognized in net income or other comprehensive income.

17.	RELATED PARTY TRANSACTIONS:

We made the following sales to and purchases from affiliates of Enterprise GP Holdings L.P. (“Enterprise”):

		Three Months Ended June 30,				Six Months Ended June 30,
		2009		2008		2009		2008
Enterprise Transactions	Product	Volumes (in thousands)	Dollars	Volumes (in thousands)	Dollars	Volumes (in thousands)	Dollars	Volumes (in thousands)	Dollars
Propane Operations:
Sales	Propane (Gallons)	7,770	$5,226	3,150	$5,050	16,800	$11,508	12,180	$18,240
	Derivative Activity	—	—	—	453	—	—	—	2,376
Purchases	Propane (Gallons)	44,623	$36,348	27,473	$78,857	159,220	$138,274	168,595	$278,383
	Derivative Activity	—	4,657	—	—	—	37,949	—	—

Natural Gas Operations:
Sales	NGLs (Gallons)	124,983	$85,014	8,591	$14,754	240,838	$151,199	15,977	$24,913
	Natural Gas (MMBtu)	2,843	6,360	1,430	13,817	4,098	16,049	3,032	26,678
	Fees	—	(783)	—	1,486	—	(2,174)	—	3,158
Purchases	Natural Gas Imbalances	(1,270)	$(559)	2,775	$7,608	251	$499	1,981	$2,920
	Natural Gas (MMBtu)	894	3,066	7,738	32,201	3,596	15,614	5,329	51,973
	Fees	—	181	—	257	—	233	—	512

Accounts receivable from and accounts payable to related companies as of June 30, 2009 and December 31, 2008 relate primarily to activities in the normal course of business.

Titan purchases substantially all of its propane requirements from Enterprise pursuant to an agreement that expires in 2010. As of June 30, 2009 and December 31, 2008, Titan had forward mark-to-market derivatives for approximately 15.1 million and 45.2 million gallons of propane at a fair value asset of $0.9 million and a fair value liability of $40.1 million, respectively, with Enterprise. In addition, as of June 30, 2009, Titan had forward derivatives accounted for as cash flow hedges of 18.8 million gallons of propane at a fair value asset of $1.3 million with Enterprise.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETC OLP sells natural gas to Enterprise. Our propane operations routinely buy and sell product with Enterprise. The following table summarizes the related party balances with Enterprise on our condensed consolidated balance sheets:

	June 30, 2009	December 31, 2008
Natural Gas Operations:
Accounts receivable	$30,551	$11,558
Accounts payable	866	567
Imbalance payable	(1,194)	(547)

Propane Operations:
Accounts receivable	$742	$111
Accounts payable	5,166	33,308

Accounts receivable from related companies excluding Enterprise consist of the following:

	June 30, 2009	December 31, 2008
MEP	$137	$2,805
McReynolds Energy	—	202
Energy Transfer Technologies, Ltd.	11	16
Others	792	450

Total accounts receivable from related companies excluding Enterprise	$940	$3,473

The Chief Executive Officer (“CEO”) of ETP’s General Partner, Mr. Kelcy Warren, voluntarily determined that after 2007, his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined future cash bonuses and future equity awards. We recorded non-cash compensation expense and an offsetting capital contribution of $0.6 million ($0.2 million in salary and $0.4 million in accrued bonuses) for the six months ended June 30, 2009 and 2008 as an estimate of the reasonable compensation level for the CEO position.

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

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general and administrative expenses, gains (losses) on disposal of assets, interest expense, equity in earnings (losses) of affiliates and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. We allocate administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation, which is based on factors such as respective segments’ gross margins, employee costs and property and equipment.

The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month. The amounts allocated for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs allocated from ETP to Operating Partnerships:
Midstream and intrastate transportation and storage operations	$4,478	$4,688	$10,578	$8,585
Interstate operations	1,400	1,353	3,298	2,506
Retail propane and other retail propane related operations	3,452	2,975	8,106	5,525

Total	$9,330	$9,016	$21,982	$16,616

Costs allocated from Operating Partnerships to ETP:
Midstream and intrastate transportation and storage operations	$4,291	$2,560	$8,176	$3,933
Retail propane and other retail propane related operations	(33)	752	412	1,353

Total	$4,258	$3,312	$8,588	$5,286

The following table presents the financial information by segment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$372,674	$1,013,862	$828,477	$1,979,522
Intersegment revenues	121,260	858,383	294,108	1,373,564

	493,934	1,872,245	1,122,585	3,353,086
Interstate transportation - revenues from external customers	70,585	59,224	131,934	114,640
Midstream:
Revenues from external customers	504,973	1,302,551	1,099,776	2,289,322
Intersegment revenues	40,795	571,869	77,624	830,862

	545,768	1,874,420	1,177,400	3,120,184
Retail propane and other retail propane related - revenues from external customers	202,272	273,660	718,184	899,375
All other - revenues from external customers	1,186	4,054	3,293	9,737
Eliminations	(162,055)	(1,430,252)	(371,732)	(2,204,426)

Total revenues	$1,151,690	$2,653,351	$2,781,664	$5,292,596

Cost of products sold:
Intrastate transportation and storage	$233,951	$1,614,660	$616,565	$2,815,132
Midstream	470,108	1,768,161	1,029,284	2,919,131
Retail propane and other retail propane related	82,886	168,282	307,991	566,013
All other	1,103	3,221	3,024	7,940
Eliminations	(162,055)	(1,430,252)	(371,732)	(2,204,426)

Total cost of products sold	$625,993	$2,124,072	$1,585,132	$4,103,790

Depreciation and amortization:
Intrastate transportation and storage	$27,929	$22,092	$55,032	$40,612
Interstate transportation	12,837	9,266	23,496	18,566
Midstream	18,176	14,474	35,672	29,306
Retail propane and other retail propane related	20,174	19,487	40,446	38,573
All other	113	157	242	302

Total depreciation and amortization	$79,229	$65,476	$154,888	$127,359

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income (loss):
Intrastate transportation and storage	$154,859	$134,300	$296,504	$320,079
Interstate transportation	31,950	28,491	60,145	57,717
Midstream	27,065	64,284	51,218	115,684
Retail propane and other retail propane related	4,560	(5,523)	168,629	101,432
All other	(1,143)	(461)	(2,035)	(592)
Selling, general and administrative expenses not allocated to segments	(2,260)	849	(3,332)	(4,451)

Total operating income	$215,031	$221,940	$571,129	$589,869

Other items not allocated by segment:
Interest expense, net of interest capitalized	$(119,559)	$(90,543)	$(220,950)	$(170,997)
Equity in earnings (losses) of affiliates	1,673	(169)	2,170	(95)
Gains (losses) on disposal of assets	181	515	(245)	(936)
Gains (losses) on non-hedged interest rate derivatives	49,911	27,178	59,962	(4,458)
Allowance for equity funds used during construction	(1,839)	15,660	18,588	25,548
Other, net	(377)	1,567	324	9,519
Income tax expense	(3,263)	(9,330)	(9,470)	(14,474)

	(73,273)	(55,122)	(149,621)	(155,893)

Net income	$141,758	$166,818	$421,508	$433,976

	As of June 30, 2009	As of December 31, 2008
Total assets:
Intrastate transportation and storage	$4,931,091	$4,911,770
Interstate transportation	2,896,988	2,487,078
Midstream	1,707,809	1,674,028
Retail propane and other retail propane related	1,688,568	1,810,953
All other	210,853	186,073

Total	$11,435,309	$11,069,902

	Six Months Ended June 30,
	2009	2008
Additions to property, plant and equipment including acquisitions, net of contributions in and of construction costs (accrual basis):
Intrastate transportation and storage	$306,096	$482,667
Interstate transportation	63,955	444,858
Midstream	54,610	136,738
Retail propane and other retail propane related	33,228	77,147
All other	3,003	205

Total	$460,892	$1,141,615

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the stand-alone financial statements of the Parent Company as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62	$62
Accounts receivable from related companies	458	459
Prepaid expenses and other	1,616	163

Total current assets	2,136	684
ADVANCES TO AND INVESTMENTS IN AFFILIATES	1,712,067	1,662,074
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	7,078	8,581

Total assets	$1,721,281	$1,671,339

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$718	$798
Accounts payable to affiliates	5,022	3,034
Accrued interest	5,807	9,222
Accrued and other current liabilities	215	912
Price risk management liabilities	59,015	47,453

Total current liabilities	70,777	61,419
LONG-TERM DEBT, less current maturities	1,572,498	1,571,642
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	80,487	121,710
COMMITMENTS AND CONTINGENCIES

	1,723,762	1,754,771
PARTNERS’ CAPITAL (DEFICIT):
General Partner	373	155
Limited Partner - Common Unitholders (222,898,248 and 222,829,956 units authorized, issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	54,882	(15,762)
Accumulated other comprehensive loss	(57,736)	(67,825)

Total partners’ deficit	(2,481)	(83,432)

Total liabilities and partners’ deficit	$1,721,281	$1,671,339

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(1,135)	$(833)	$(2,822)	$(3,335)

OTHER INCOME (EXPENSE):
Interest expense	(18,797)	(22,123)	(38,139)	(47,023)
Equity in earnings of affiliates	110,941	116,872	287,534	302,344
Gains (losses) on non-hedged interest rate derivatives	13,069	26,824	9,394	(4,213)
Other, net	(275)	(334)	(628)	(655)

INCOME BEFORE INCOME TAXES	103,803	120,406	255,339	247,118
Income tax (expense) benefit	572	(12)	572	(19)

NET INCOME	104,375	120,394	255,911	247,099

GENERAL PARTNER’S INTEREST IN NET INCOME	322	373	791	765

LIMITED PARTNERS’ INTEREST IN NET INCOME	$104,053	$120,021	$255,120	$246,334

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$230,641	$232,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	34,435	46,339
Principal payments on debt	(33,660)	(47,242)
Distributions to Partners	(231,416)	(221,287)

Net cash used in financing activities	(230,641)	(222,190)

INCREASE IN CASH AND CASH EQUIVALENTS	—	10,293
CASH AND CASH EQUIVALENTS, beginning of period	62	42

CASH AND CASH EQUIVALENTS, end of period	$62	$10,335

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our primary objective is to increase the level of our cash distributions to our partners over time by pursuing a business strategy that is currently focused on growing our natural gas midstream and intrastate transportation and storage businesses (including transportation, gathering, compression, treating, processing, storage and marketing) and our propane business through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain additional businesses or assets. The actual amount of cash we will have available for distribution primarily depends on the amount of cash ETP generates from operations.

During the past several years, ETP has been successful in completing several acquisitions and business combinations, including the combination of the retail propane operations of Heritage Propane Partners, L.P. and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to this combination, we have made numerous significant acquisitions, with assets totaling $3.87 billion in our natural gas operations and $849.1 million in our propane operations.

In addition to ETP’s acquisitions, we have grown through internal growth projects, consisting primarily of the construction of natural gas transmission pipelines, both intrastate and interstate. From September 1, 2003 through June 30, 2009, we made growth capital expenditures, excluding capital contributions made in connection with the Midcontinent Express pipeline (“MEP”) and Fayetteville Express pipeline (“FEP”) joint ventures, of approximately $4.9 billion, of which more than $4.1 billion was related to natural gas transmission pipelines. We expect our fee-based revenue to increase as a result of the completion of recent pipeline expansions to our existing natural gas system in addition to projects expected to be completed in the next twelve to eighteen months. These projects include MEP, the Texas Independence pipeline, FEP and the Tiger pipeline.

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

Trends and Outlook

In light of the current conditions in the capital markets, and based on our projected growth capital expenditures and capital contributions to joint venture entities, we have taken significant steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures and continuing to appropriately manage operating and administrative costs. During the six months ended June 30, 2009, ETP received approximately $578.3 million in net proceeds from its January 2009 and April 2009 Common Units offerings and $993.6 million in net proceeds from an offering of $1.0 billion of aggregate principal amount of ETP senior notes in April 2009. As of June 30, 2009, in addition to approximately $114.2 million of cash on hand, ETP had available capacity under the ETP Credit Facility of approximately $1.94 billion. The Parent Company also has a $500.0 million revolving credit facility that expires in February 2011 with available capacity of $377.5 million as of June 30, 2009 and currently has no capital requirements. Based on our current estimates, we expect to utilize these resources, along with cash from ETP’s operations, to fund ETP’s announced growth capital expenditures and working capital needs without us or ETP having the need to access the capital markets until the latter half of 2010; however, we or ETP may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

As noted above and despite the economic challenges and volatile capital markets, ETP has successfully raised approximately $2.2 billion in proceeds from the recent debt and equity offerings since December 1, 2008 which includes approximately $595.7 million in net proceeds from ETP’s December 2008 Senior Notes offering. We believe that the size and scope of our operations, our stable asset base and cash flow profile and our investment grade status will be significant positive factors in our efforts to obtain new debt or equity funding; however, there is no assurance that we or ETP will continue to be successful in obtaining financing under any of the alternatives discussed above if capital markets deteriorate further from current conditions. Furthermore, the terms, size and cost of any one of these financing alternatives could be less favorable and could be impacted by the timing and magnitude of our funding requirements, market conditions and other uncertainties.

Our natural gas transportation and midstream revenues are derived significantly from companies that engage in natural gas exploration and production activities. Prices for natural gas and NGLs have fallen dramatically since July 2008. Many of our customers have been negatively impacted by these recent declines in natural gas prices as well as current conditions in the capital markets, which factors have caused several of our customers to decrease drilling levels and, in some cases, to shut in or consider shutting in natural gas production from some producing wells.

In our intrastate and interstate natural gas operations, a significant portion of our revenue is derived from long-term fee-based arrangements pursuant to which our customers pay us capacity reservation charges regardless of the volume of natural gas transported; however, a portion of our revenue is derived from charges based on actual volumes transported in addition to the excess of fuel retention charged to our customers after consumption. As a result, our operating cash flows from our natural gas pipeline operations are not tied directly to natural gas and NGL prices; however, the volumes of natural gas we transport may be adversely affected by reduced drilling activity of our customers, as well as shut in of production from producing wells, as a result of lower natural gas prices. As a portion of our pipeline transportation revenue is based on volumes transported and fuel retention, lower volumes of natural gas transported and lower natural gas prices generally result in lower revenue from our intrastate and interstate natural gas operations. During the first six months of 2009, natural gas spot prices have ranged from $3.09 per MMbtu to $5.25 per MMbtu, and the closing price on the New York Mercantile Exchange on August 7, 2009 for natural gas to be delivered in September 2009 was $3.67 per MMbtu. As a result, drilling activity in our core operating areas has declined and natural gas producers have shut in production from some wells, which in turn has resulted in lower than expected natural gas volumes transported on our intrastate and interstate pipelines. There are no assurances that commodity prices will not decline further, which could result in a further reduction in drilling activities by our customers.

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

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Equity in earnings of affiliates	$110,941	$116,872	$(5,931)	$287,534	$302,344	$(14,810)
Selling, general and administrative expenses	(1,135)	(833)	(302)	(2,822)	(3,335)	513
Interest expense	(18,797)	(22,123)	3,326	(38,139)	(47,023)	8,884
Gains (losses) on non-hedged interest rate derivatives	13,069	26,824	(13,755)	9,394	(4,213)	13,607
Other, net	(275)	(334)	59	(628)	(655)	27

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

Interest Expense. For the three and six month periods, the Parent Company interest expense decreased primarily due to a decrease in the LIBOR rate between the periods.

Gains (losses) on Non-Hedged Interest Rate Derivatives. The Parent Company has interest swaps that are not accounted for as hedges under SFAS 133. Changes in the fair value of these swaps are recorded directly in earnings.

The variable portion of these swaps is based on the three month LIBOR and its corresponding forward curve. Increases or decreases in gains (losses) on non-hedged interest rate derivatives are due to changes in these rates. We recorded unrealized gains on our floating-to-fixed interest rate swaps as a result of increases in the relevant floating index rates during the three and six months ended June 30, 2009. In 2008, a decline in the relevant floating index rates in the three months ended March 31, 2008 was partially offset by an increase in the relevant floating index rates during the three months ended June 30, 2008. This resulted in a net unrealized gain for the three months ended June 30, 2008 and a net unrealized loss for the six months ended June 30, 2008.

Consolidated Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Revenues	$1,151,690	$2,653,351	$(1,501,661)	$2,781,664	$5,292,596	$(2,510,932)
Cost of products sold	625,993	2,124,072	(1,498,079)	1,585,132	4,103,790	(2,518,658)

Gross margin	525,697	529,279	(3,582)	1,196,532	1,188,806	7,726
Operating expenses	176,681	197,143	(20,462)	358,454	376,113	(17,659)
Depreciation and amortization	79,229	65,476	13,753	154,888	127,359	27,529
Selling, general and administrative	54,756	44,720	10,036	112,061	95,465	16,596

Operating income	215,031	221,940	(6,909)	571,129	589,869	(18,740)
Interest expense, net of interest capitalized	(119,559)	(90,543)	(29,016)	(220,950)	(170,997)	(49,953)
Equity in earnings (losses) of affiliates	1,673	(169)	1,842	2,170	(95)	2,265
Gains (losses) on disposal of assets	181	515	(334)	(245)	(936)	691
Gains (losses) on non-hedged interest rate derivatives	49,911	27,178	22,733	59,962	(4,458)	64,420
Allowance for equity funds used during construction	(1,839)	15,660	(17,499)	18,588	25,548	(6,960)
Other, net	(377)	1,567	(1,944)	324	9,519	(9,195)
Income tax expense	(3,263)	(9,330)	6,067	(9,470)	(14,474)	5,004

Net income	$141,758	$166,818	$(25,060)	$421,508	$433,976	$(12,468)

See the detailed discussion of revenues, cost of products sold, margin and operating expense by operating segment below.

Interest Expense. Interest expense increased for the three and six months principally due to higher levels of borrowings which were used to finance growth capital expenditures primarily in our intrastate transportation and storage and interstate transportation segments.

Gains (Losses) on Non-Hedged Interest Rate Derivatives. The Partnership has interest swaps that are not accounted for as hedges under SFAS 133. Changes in the fair value of these swaps are recorded directly in earnings. The variable portion of these swaps is based on the three month LIBOR and its corresponding forward curve. Increases or decreases in gains (losses) on non-hedged interest rate derivatives are due to changes in these rates. We recorded unrealized gains on our floating-to-fixed interest rate swaps as a result of increases in the relevant floating index rates during the three and six months ended June 30, 2009.

Allowance for Equity Funds Used During Construction. The decrease in AFUDC on equity was due to the completion of the Phoenix project in February 2009.

Other Income, Net. The decrease between the six month periods was primarily due to contributions in aid of construction, which exceeded our project costs during the six months ended June 30, 2008.

Income Tax Expense. The decrease in income tax between the periods was primarily due to decreases in taxable income within our subsidiaries that are taxable corporations.

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

Operating income by segment is as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Intrastate transportation and storage	$154,859	$134,300	$20,559	$296,504	$320,079	$(23,575)
Interstate transportation	31,950	28,491	3,459	60,145	57,717	2,428
Midstream	27,065	64,284	(37,219)	51,218	115,684	(64,466)
Retail propane and other retail propane related	4,560	(5,523)	10,083	168,629	101,432	67,197
Other	(1,143)	(461)	(682)	(2,035)	(592)	(1,443)
Unallocated selling, general and administrative expenses	(2,260)	849	(3,109)	(3,332)	(4,451)	1,119

Operating income	$215,031	$221,940	$(6,909)	$571,129	$589,869	$(18,740)

Unallocated Selling, General and Administrative Expenses. Selling, general and administrative expenses are allocated monthly to the Operating Partnerships using the Modified Massachusetts Formula Calculation. The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month, which results in over or under allocation of these costs due to timing differences.

Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Natural gas MMBtu/d – transported	13,593,471	10,355,466	3,238,005	13,611,768	9,938,323	3,673,445
Natural gas MMBtu/d – sold	812,193	1,582,022	(769,829)	876,506	1,639,467	(762,961)

Revenues	$493,934	$1,872,245	$(1,378,311)	$1,122,585	$3,353,086	$(2,230,501)
Cost of products sold	233,951	1,614,660	(1,380,709)	616,565	2,815,132	(2,198,567)

Gross margin	259,983	257,585	2,398	506,020	537,954	(31,934)
Operating expenses	56,918	82,080	(25,162)	110,408	140,695	(30,287)
Depreciation and amortization	27,929	22,092	5,837	55,032	40,612	14,420
Selling, general and administrative	20,277	19,113	1,164	44,076	36,568	7,508

Segment operating income	$154,859	$134,300	$20,559	$296,504	$320,079	$(23,575)

Gross Margin.

Three Months

Intrastate transportation and storage gross margin increased between the three month periods primarily due to the following factors:

•

Transportation fees increased approximately $36.4 million primarily due to increased volumes through our transportation pipelines. Overall volumes on our transportation pipelines were higher principally due to increased capacity of our pipeline system as a result of the completion of the Paris Loop, Maypearl to Malone pipeline, Carthage Loop, Southern Shale pipeline, Cleburne to Tolar pipeline and the Katy expansion during 2008 and 2009.

•

Our fuel retention revenues are directly impacted by changes in natural gas prices and volumes. Increases in natural gas prices increase our fuel retention revenues and decreases in natural gas prices decrease our fuel retention revenues. Due to the increased transportation volumes discussed above, fuel retention revenues increased approximately $19.3 million compared to the prior period. Natural gas prices for retained fuel decreased from an average of $10.13/MMBtu during the three months ended June 30, 2008 to $3.26/MMBtu during the three months ended June 30, 2009 resulting in a decrease to the retention margin of $76.5 million.

•

We experienced a net increase in storage margin of $48.5 million. During the three months ended June 30, 2008, we recognized $10.3 million of losses due to the discontinuation of hedge accounting and $21.3 million of derivative losses related to planned withdrawals from our Bammel storage facility that did not occur. Beginning in April 2009, we elected fair value hedge accounting for certain storage-related transactions. As a result of the election we recognized $12.5 million in unrealized gains during the three months ended June 30,

2009 due to favorable changes in the relationship between the hedged inventory and the related hedged derivative instrument. We also recognized approximately $2.8 million of gains during the current period primarily due to storage-related derivatives not designated as hedges. Fee-based storage revenue also increased our margin by $1.6 million as compared to the prior period.

•

In addition to the above factors, we experienced a reduction in margin of $18.9 million as compared to the prior period principally due to lower natural gas prices, less favorable processing conditions and lower demand from industrial end users and local distribution companies. Additionally, we experienced a net decrease in margin of $9.1 million primarily related to less favorable market conditions between the Waha and Katy/Houston Ship Channel market hubs and east Texas markets.

Six Months

Intrastate transportation and storage gross margin decreased between the six month periods primarily due to the following factors:

•

Transportation fees increased approximately $93.4 million primarily due to increased volumes through our transportation pipelines. Overall volumes on our transportation pipelines were higher principally due to increased capacity of our pipeline system as a result of the completion of the Paris Loop, Maypearl to Malone pipeline, Carthage Loop, Southern Shale pipeline, Cleburne to Tolar pipeline and the Katy expansion during 2008 and 2009.

•

As mentioned above, our fuel retention revenues are directly impacted by changes in natural gas prices and volumes. Due to the increased transportation volumes discussed above, fuel retention revenues increased approximately $39.9 million compared to the prior period. Natural gas prices for retained fuel decreased from an average of $8.93/MMBtu during the six months ended June 30, 2008 to $3.37/MMBtu during the six months ended June 30, 2009 resulting in a decrease to the retention margin of $123.9 million.

•

We experienced a net increase in storage margin of $2.6 million. Several factors contributed to the change. During the six months ended June 30, 2008, we recognized $10.3 million of losses due to the discontinuation of hedge accounting and $21.3 million of derivative losses related to planned withdrawals from Bammel storage facility that did not occur. We also recognized $52.8 million of margin related to 36 Bcf of natural gas sold during the six months ended June 30, 2008. During the six months ended June 30, 2009, we withdrew 11.3 Bcf of natural gas from our Bammel storage facility for a margin of $10.5 million, which included a $44.6 million non-cash lower of cost or market write-down of our natural gas inventory. Beginning in April 2009, we elected fair value hedge accounting for certain storage-related transactions. As a result of the election we recognized $12.5 million in unrealized gains during the six months ended June 30, 2009 due to favorable changes in the relationship between the hedged inventory and the related hedged derivative instrument. Fee-based storage revenue also increased our margin by $0.5 million as compared to the prior period.

•

In addition to the above factors, we experienced a reduction in margin of $31.8 million as compared to the prior period principally due to lower natural gas prices, less favorable processing conditions and lower demand from industrial end users and local distribution companies. Additionally, we experienced a net decrease in margin of $15.8 million as compared to the prior period primarily related to unfavorable market conditions between the Waha and Katy/Houston Ship Channel market hubs and east Texas markets.

Operating Expenses.

Three Months

Intrastate transportation and storage operating expenses decreased between the three month periods primarily due to a decrease in consumption expense of $30.2 million, which was principally caused by lower natural gas prices between periods, and a decrease in electricity costs of approximately $2.5 million. Offsetting the decrease was an increase in ad valorem taxes of $3.3 million and increased pipeline maintenance expenses of $3.8 million.

Six Months

Intrastate transportation and storage operating expenses decreased between the six month periods primarily due to a decrease in consumption expense of $46.6 million, which was principally caused by lower natural gas prices between periods. Offsetting the decrease were increases in ad valorem taxes of $13.1 million and pipeline maintenance expenses of $4.5 million.

Depreciation and Amortization.

Three Months

Intrastate transportation and storage depreciation and amortization expense increased between the three month periods primarily due to the completion of pipeline expansion projects.

Six Months

Intrastate transportation and storage depreciation and amortization expense increased between the six month periods primarily due to the completion of pipeline expansion projects.

Selling, General and Administrative.

Three Months

Intrastate transportation and storage selling, general and administrative expenses increased between the three month periods primarily due to an increase in professional fees of $1.3 million.

Six Months

Intrastate transportation and storage selling, general and administrative expenses increased between the six month periods primarily due to increased employee-related expenses (including allocated overhead expenses) of approximately $2.2 million and increased professional fees of $5.3 million.

Interstate Transportation

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Natural gas MMBtu/d - transported	1,683,298	1,768,406	(85,108)	1,715,252	1,693,882	21,370
Natural gas MMBtu/d - sold	24,294	13,396	10,898	19,695	12,240	7,455

Revenues	$70,585	$59,224	$11,361	$131,934	$114,640	$17,294
Operating expenses	17,344	14,630	2,714	32,709	25,850	6,859
Depreciation and amortization	12,837	9,266	3,571	23,496	18,566	4,930
Selling, general and administrative	8,454	6,837	1,617	15,584	12,507	3,077

Segment operating income	$31,950	$28,491	$3,459	$60,145	$57,717	$2,428

Revenues.

Three Months

Interstate revenues increased between the three month periods by approximately $15.1 million primarily as a result of the completion of the San Juan Lateral in July 2008 and the completion of the Phoenix project in February 2009, offset by a $3.7 million decrease in operational sales primarily due to decreased natural gas prices between the periods. Transported volumes decreased as compared to the prior period primarily as a result of less favorable spreads between the San Juan and Permian Basins during the three months ended June 30, 2009.

Six Months

Interstate revenues increased between the six month periods by approximately $24.5 million due to increased transported natural gas volumes primarily as a result of the completion of the San Juan Lateral in July 2008 and the completion of the Phoenix project in February 2009, offset by a $7.2 million decrease in operational sales primarily due to decreased natural gas prices between the periods.

Operating Expenses.

Three Months

Interstate operating expenses increased between the three month periods primarily due to an increase in ad valorem taxes of approximately $1.0 million resulting from increased property values, and a net increase in other operating expenses of $1.7 million primarily due to pipeline expansions as noted above.

Six Months

Interstate operating expenses increased between the six month period primarily due to an increase in ad valorem taxes of approximately $3.9 million resulting from increased property values, an increase of $1.5 million due to higher electric usage required by the increased transportation volumes, and a net increase in other expenses of $1.4 million primarily due to pipeline expansions as noted above.

Depreciation and Amortization.

Three months

Interstate depreciation and amortization expense increased between the three month periods primarily due to incremental depreciation associated with the completion of the San Juan Lateral and Phoenix projects.

Six Months

Interstate depreciation and amortization expense increased between the six month periods primarily due to incremental depreciation associated with the completion of the San Juan Lateral and Phoenix projects.

Selling, General and Administrative.

Three Months

Interstate selling, general and administrative expenses increased between the three month periods primarily due to an increase in employee-related costs.

Six Months

Interstate selling, general and administrative expenses increased between the six month periods due to an increase allocated overhead expenses and professional fees of approximately $1.2 million, with the remainder of the increase being primarily attributed to an increase in employee-related costs.

Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Natural gas MMBtu/d - sold	916,048	1,518,209	(602,161)	1,003,236	1,377,495	(374,259)
NGLs Bbls/d - sold	41,338	28,097	13,241	40,781	29,590	11,191

Revenues	$545,768	$1,874,420	$(1,328,652)	$1,177,400	$3,120,184	$(1,942,784)
Cost of products sold	470,108	1,768,161	(1,298,053)	1,029,284	2,919,131	(1,889,847)

Gross margin	75,660	106,259	(30,599)	148,116	201,053	(52,937)
Operating expenses	17,011	17,253	(242)	34,804	34,131	673
Depreciation and amortization	18,176	14,474	3,702	35,672	29,306	6,366
Selling, general and administrative	13,408	10,248	3,160	26,422	21,932	4,490

Segment operating income	$27,065	$64,284	$(37,219)	$51,218	$115,684	$(64,466)

Gross Margin.

Three Months

Midstream gross margin decreased between the three month periods primarily due to a decrease in processing margin of approximately $25.4 million principally due to less favorable processing conditions. However, margins from our fee-based revenue remained consistent with the prior period. The increase in NGL volumes sold was principally due to increased capacity to deliver NGL volumes at our Godley plant starting in January 2009. Additionally, gross margin decreased approximately $5.1 million between the three month periods primarily due to a decrease in the volumes of natural gas sold as a result of less favorable market conditions during the 2009 period.

Six Months

Midstream gross margin decreased between the six month periods primarily due to a decrease in processing margin of $60.0 million offset by an increase in fee-based revenue of $7.1 million. The increase from our fee-based revenue was primarily due to our Canyon pipeline assets and the increase in NGL take-away capacity at our Godley plant allowing us to charge additional processing fees. The decrease in processing margins was primarily due to less favorable processing conditions in the 2009 period. The increase in NGL volumes sold was due to increased capacity to deliver NGL volumes at our Godley plant starting in January 2009 and the decrease in the volumes of natural gas sold was primarily due to less favorable market conditions as compared to the prior period.

Operating Expenses.

Three Months

Midstream operating expenses decreased between the three month periods primarily due to a decrease in compressor and related expenses of $0.5 million offset by a net increase in other operating expenses of $0.3 million.

Six Months

Midstream operating expenses increased between the six month periods primarily due to an increase in ad valorem taxes of $1.9 million and electricity expenses of $1.1 million. These increases were offset by a decrease in compressor related expenses of $1.9 million and a net decrease of approximately $0.4 million in other operating expenses.

Depreciation and Amortization.

Three Months

Midstream depreciation and amortization expense increased between the three month periods primarily due to incremental depreciation from the continued expansion of our Godley plant.

Six Months

Midstream depreciation and amortization expense increased between the six month periods primarily due to incremental depreciation from the continued expansion of our Godley plant.

Selling, General and Administrative.

Three Months

Midstream selling, general and administrative expenses increased between the three month periods primarily due to increased professional fees of $3.3 million offset by a net decrease in other expenses of approximately $0.1 million.

Six Months

Midstream selling, general and administrative expenses increased between the six month periods primarily due to an increase in professional fees of $4.7 million and a net increase of approximately $1.0 million in other expenses. This increase was offset by a net decrease in employee related expenses (including allocated overhead expenses) of approximately $1.2 million.

Retail Propane and Other Retail Propane Related

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Retail propane gallons (in thousands)	92,153	97,309	(5,156)	310,633	331,723	(21,090)

Retail propane revenues	$179,770	$249,449	$(69,679)	$667,677	$847,587	$(179,910)
Other retail propane related revenues	22,502	24,211	(1,709)	50,507	51,788	(1,281)
Retail propane cost of products sold	78,070	163,962	(85,892)	298,292	556,517	(258,225)
Other retail propane related cost of products sold	4,816	4,320	496	9,699	9,496	203

Gross margin	119,386	105,378	14,008	410,193	333,362	76,831

Operating expenses	84,294	82,043	2,251	178,470	173,350	5,120
Depreciation and amortization	20,174	19,487	687	40,446	38,573	1,873
Selling, general and administrative	10,358	9,371	987	22,648	20,007	2,641

Segment operating income	$4,560	$(5,523)	$10,083	$168,629	$101,432	$67,197

Volumes.

Retail propane volumes decreased primarily due to the continued effects of customer conservation, by the impact of the economic recession and, to a lesser extent, the decline in new home construction. Volumes also decreased due to weather that was approximately 2% and 7% warmer during the three and six months ended June 30, 2009 as compared to the same periods in 2008. These decreases were partially offset by the volume increases from acquisitions made since June 30, 2008.

Gross Margin.

Three Months

Total gross margin increased between the three month periods primarily due to our ability to maintain a slower pace of decreasing selling prices despite a significant decrease in the wholesale market price of propane. Our average cost per gallon of propane was approximately 50.4% lower during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Gross margins were also favorably impacted by a net change of $6.7 million in realized gains related to the settlement of mark-to-market contracts during the three months ended June 30, 2009. These net realized gains were partially offset by a net change of $1.8 million in unrealized losses from mark-to-market accounting for our financial instruments. The three months ended June 30, 2009 excludes $1.3 million of net unrealized gains recorded in Accumulated Other Comprehensive Income (“AOCI”) as a result of designation of cash flow hedging relationships in April 2009, which will be recognized in the condensed consolidated statements of operations when the forward or forecasted propane sales transaction occurs.

Six Months

Total gross margin increased between the six month periods primarily due to our ability to maintain a slower pace of decreasing selling prices despite a significant decrease in the wholesale market price of propane and the impact of mark-to-market accounting of our financial instruments. Our average cost per gallon of propane was approximately 43.4% lower during the six months ended June 30, 2009. To hedge a significant portion of our propane sales commitments, we utilize financial instruments as purchase commitments to lock in the margins. Prior to April 2009, these financial instruments were not designated as hedges for accounting purposes, and changes in market value were recorded in cost of products sold in the condensed consolidated statements of operations. During the six months ended June 30, 2009, our propane margins were positively impacted by sales made to retail customers with whom we had previously entered into sales commitments, while the settlement of financial instruments related to those sales resulted in the realization of $41.6 million of losses that had previously been recognized in 2008. The six months ended June 30, 2009 excludes $1.3 million of net unrealized gains recorded in AOCI as a result of designation of cash flow hedging relationships in April 2009, which will be recognized in the condensed consolidated statements of operations when the forward or forecasted propane sales transaction occurs.

Operating Expenses.

Three Months

The primary factors that affected our operating expenses for the three months ended June 30, 2009 were an increase in our operational employee incentive program of $2.1 million, an increase in employee wages and benefits of $2.0 million due to more favorable results achieved during the three months ended June 30, 2009 as compared to the prior period and an increase related to additional employees from acquisitions completed after June 30, 2008. Propane operating expenses also increased slightly due to the additional operating expenses from acquisitions made since June 30, 2008; however, these increases were offset by cost control initiatives from our operations and by a decrease of $3.4 million in the vehicle fuel used for delivery to customers due to the significant decline in fuel prices between the periods.

Six Months

The primary factors that affected our operating expenses for the six months ended June 30, 2009 were an increase in our operational employee incentive program of $8.2 million, an increase in employee wages and benefits of $4.2 million due to more favorable results achieved during the six months ended June 30, 2009 as compared to the prior period and an increase related to additional employees from acquisitions completed after June 30, 2008. Propane operating expenses also increased slightly due to the additional operating expenses from acquisitions made since June 30, 2008; however, these increases were largely offset by cost control initiatives from our operations and by a decrease of $6.3 million in the vehicle fuel used for delivery to customers due to the significant decline in fuel prices between the periods.

Depreciation and Amortization Expense.

The increase in depreciation and amortization expense for both the three and six month periods was primarily related to assets added through acquisitions made after June 30, 2008.

Selling, General and Administrative Expenses.

The increase in selling, general and administrative expenses between comparable periods was primarily due to increased administrative expense allocations of $1.3 million and $3.5 million for the three and six month periods, respectively, offset by the reduction in other non-recurring expenses incurred during the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by ETP and its Operating Partnerships. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP. The amount of cash that ETP can distribute to its partners, including the Parent Company, each quarter is based on earnings from ETP’s business activities and the amount of available cash, as discussed below. The Parent Company also has a $500.0 million revolving credit facility that expires in February 2011 with available capacity of $377.5 million as of June 30, 2009 and currently has no capital requirements.

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

ETP currently believes that its business has the following future capital requirements:

•

growth capital expenditures for our midstream and intrastate transportation and storage segments primarily for the construction of new pipelines and compression, for which we expect to spend between $100.0 million and $120.0 million during the last six months of 2009;

•

growth capital expenditures for our interstate transportation segment, excluding capital contributions to the MEP and FEP projects as discussed below, for the construction of new pipelines and pipeline expansions for our interstate operations, for which we expect to spend between $140.0 million and $160.0 million during the last six months of 2009;

•	capital contributions to MEP and FEP as follows:

•

With respect to MEP, capital expenditures were previously funded under a $1.4 billion credit facility at MEP (reduced to $1.3 billion due to the bankruptcy of Lehman Brothers); however, as this facility became substantially drawn during the first quarter of 2009, we and KMP have made and will continue to make capital contributions to MEP to fund capital expenditures until the project is completed. We expect that our capital contributions to MEP during the last six months of 2009 will be between $320.0 million and $340.0 million, which includes amounts to fund remaining expenditures for the project and an additional capital contribution to reduce the indebtedness of MEP to a level expected to be needed to obtain long-term financing for MEP, on a stand-alone basis without guarantees from ETP or KMP, on acceptable terms.

•

With respect to FEP, we expect that our capital contributions will be between $160.0 million and $180.0 million during the last six months of 2009 to fund expenditures for the project. FEP intends to pursue financing (expected to be severally guaranteed by ETP and KMP), which, if arranged during the last six months of 2009, would reduce the level of expected capital contributions this year as capital expenditures for the project would be funded at the project level; however, the availability of such financing at agreeable terms remains uncertain;

•	growth capital expenditures for our retail propane segment of between $10.0 million and $20.0 million during the last six months of 2009;

•	maintenance capital expenditures of between $50.0 million and $60.0 million during the last six months of 2009; and

•	acquisitions, including the potential acquisition of new pipeline systems and propane operations.

We generally fund our capital requirements with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.

In light of the current conditions in the capital markets, and based on our projected growth capital expenditures and capital contributions to joint venture entities, we and ETP have taken significant steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures and continuing to appropriately manage operating and administrative costs. During the six months ended June 30, 2009, ETP received approximately $578.3 million in net proceeds from its January 2009 and April 2009 Common Units offerings and $993.6 million in net proceeds from an offering of $1.0 billion of aggregate principal amount of ETP senior notes in April 2009. As of June 30, 2009, in addition to approximately $114.2 million of cash on hand, ETP had available capacity under the ETP Credit Facility of approximately $1.94 billion. Based on our current estimates, we expect to utilize these resources, along with cash from ETP’s operations, to fund ETP’s announced growth capital expenditures and working capital needs without us or ETP having the need to access the capital markets until the latter half of 2010; however, we or ETP may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

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

Operating Activities – Six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cash provided by operating activities during 2009 was $653.5 million as compared to $709.2 million for 2008. Net income was $421.5 million and $434.0 million for 2009 and 2008, respectively. The difference between net income and the net cash provided by operating activities consisted of changes in operating assets and liabilities of $62.3 million and $150.2 million, partially offset by non-cash activity of $169.7 million and $125.0 million for 2009 and 2008, respectively.

The non-cash activity in 2009 and 2008 consisted primarily of depreciation and amortization of $154.9 million and $127.4 million, amortization of finance costs charged to interest of $8.3 million and $4.1 million and non-cash compensation expense of $15.4 million and $12.6 million for 2009 and 2008, respectively. In addition, the allowance for equity funds used during construction was $18.6 million and $25.5 million for 2009 and 2008, respectively.

Various factors affect the changes in operating assets and liabilities such as the timing of accounts receivable collections, payments on accounts payable, the timing of the purchase and sale of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Investing Activities – Six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cash used in investing activities during 2009 was $875.5 million as compared to $912.4 million for 2008. Total 2009 capital expenditures (excluding the allowance for equity funds used during construction) were $512.5 million, including changes in accruals of $66.0 million. This compares to total 2008 capital expenditures (excluding the allowance for equity funds used during construction) of $978.7 million, including changes in accruals of $151.7 million. In addition, in 2009 we made advances to our joint ventures of $364.0 million. In 2008, we paid $56.8 million in cash for acquisitions. These amounts were offset by a $63.5 million net reimbursement during the first quarter of 2008 from MEP to ETP for previous advances to MEP.

Growth capital expenditures for 2009, before changes in accruals, were $330.7 million for our midstream and intrastate transportation and storage segments, $46.8 million for our interstate transportation segment, and $24.7 million for our retail propane segment and all other. We also incurred $44.3 million of maintenance capital expenditures, of which $27.8 million related to our midstream and intrastate transportation and storage segments, $5.8 million related to our interstate segment and $10.7 million related to our retail propane segment.

Growth capital expenditures for 2008, before changes in accruals, were $632.6 million for our midstream and intrastate transportation and storage segments, $422.9 million for our interstate transportation segment, and $24.2 million for our retail propane segment and all other. We also incurred $50.6 million in maintenance expenditures, of which $29.1 million related to our midstream and intrastate transportation and storage segments, $6.6 million related to our interstate transportation segment and $14.9 million related to our retail propane segment.

Financing Activities – Six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cash provided by financing activities during 2009 was $244.4 million as compared to $215.6 million for 2008. In 2009, we received $578.9 million in net proceeds from Common Unit offerings of ETP as compared to $35.0 million in 2008 (see Note 13 to our condensed consolidated financial statements). Net proceeds from ETP’s offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures and to fund capital contributions to joint ventures related to pipeline construction projects. During 2009, we had a net increase in our debt level of $87.2 million as compared to a net increase in our debt level of $583.0 million for 2008. In addition, we paid distributions of $231.4 million to our partners in 2009 as compared to $221.3 million in 2008 and paid distributions to noncontrolling interests of $182.6 million in 2009 as compared to $160.1 million in 2008.

In 2009, the net increase in debt was primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from our Common Unit offerings. We also issued ETP Senior Notes (see Note 12 to our condensed consolidated financial statements) for net proceeds of $993.6 million which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes.

In 2008, we received $1.48 billion in net proceeds from the issuance of ETP Senior Notes, which were used to repay principal and interest on our credit facilities, to fund our growth capital expenditures and for general partnership purposes.

Financing and Sources of Liquidity

In January 2009, ETP issued 6,900,000 Common Units representing limited partner interests at $34.05 per ETP Common Unit in a public offering. Net proceeds of approximately $225.9 million from the offering were used to repay outstanding borrowings under the ETP Credit Facility.

In April 2009, ETP completed the issuance of $350.0 million aggregate principal amount of 8.50% ETP Senior Notes due 2014 and $650.0 million aggregate principal amount of 9.00% ETP Senior Notes due 2019. The proceeds of approximately $993.6 million were used to repay borrowings under the ETP Credit Facility and for general partnership purposes.

In April 2009, ETP also issued 9,775,000 Common Units representing limited partner interests at $37.55 per ETP Common Unit in a public offering. The proceeds of approximately $352.4 million, net of underwriting discounts and commissions, were used to fund capital expenditures and capital contributions to joint venture entities related to pipeline construction projects as well as for general partnership purposes.

Description of Indebtedness

Our outstanding indebtedness was as follows:

	June 30, 2009	December 31, 2008
Parent Company Indebtedess
Senior Secured Term Loan Facility	$1,450,000	$1,450,000
Senior Secured Revolving Credit Facility	122,498	121,642
ETP Indebtedness
ETP Senior Notes	5,050,000	4,050,000
Transwestern Senior Unsecured Notes	520,000	520,000
HOLP Senior Secured Notes	168,684	181,410
Revolving Credit Facilities	—	912,000
Other long-term debt	11,724	14,014
Unamortized discounts	(13,176)	(13,477)

Total Debt	$7,309,730	$7,235,589

The terms of our indebtedness and that of our Operating Partnerships are described in more detail in our Annual Report on Form 10-K as of December 31, 2008, filed with the SEC on March 2, 2009.

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of June 30, 2009 includes $1.0 million in swingline loans. The total amount available under the Parent Company’s debt facilities as of June 30, 2009 was approximately $377.5 million. The Parent Company Revolving Credit Facility also contains an accordion feature which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio which is currently at Level I or 0.300%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. At June 30, 2009, the weighted average interest rate was 2.67% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

The Parent Company Credit Agreement is secured by a lien on all tangible and intangible assets of the Parent Company and its subsidiaries, including its ownership of 62,500,797 ETP Common Units, the Parent Company’s 100% interest in ETP LLC and ETP GP with indirect recourse to ETP GP’s 2% General Partner interest in ETP and 100% of ETP GP’s outstanding Incentive Distribution Rights (“IDRs”) in ETP, which the Parent Company holds through its ownership of ETP GP.

ETP Credit Facility

The ETP Credit Facility provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity). The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating; the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of June 30, 2009, there was no balance outstanding on the ETP Credit Facility and taking into account letters of credit of approximately $59.8 million, $1.94 billion was available for future borrowings.

HOLP Credit Facility

HOLP has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available to HOLP through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined, in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility. There were outstanding letters of credit of $1.0 million on the HOLP Credit Facility at June 30, 2009. The amount available as of June 30, 2009 was $74.0 million.

Other

We have guaranteed 50% of the obligations of MEP under its $1.4 billion senior revolving credit facility (the “MEP Facility”), with the remaining 50% of the MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage of MEP increases or decreases. The MEP Facility is unsecured and matures on February 28, 2011. The MEP Facility is syndicated among multiple financial institutions. As a result of the Lehman Brothers bankruptcy in 2008, the MEP Facility has effectively been reduced by the Lehman Brothers affiliate’s commitment of approximately $100.0 million. However, the MEP Facility is not in default, and the commitments of the other lending banks remain unchanged.

As of June 30, 2009, MEP had $1.19 billion of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. Our contingent obligations with respect to our 50% guarantee of MEP’s outstanding borrowings and letters of credit were $595.4 million and $16.6 million, respectively, as of June 30, 2009.

Cash Distributions

Cash Distributions Paid by the Parent Company

On February 19, 2009, the Parent Company paid a cash distribution for the three months ended December 31, 2008 of $0.51 per Common Unit, or $2.04 annualized, an increase of $0.12 per Common Unit on an annualized basis to Unitholders of record at the close of business on February 6, 2009.

On May 19, 2009, the Parent Company paid a cash distribution for the three months ended March 31, 2009 of $0.525 per Common Unit, or $2.10 annualized, an increase of $0.06 per Common Unit on an annualized basis to Unitholders of record at the close of business on May 8, 2009.

On July 28, 2009, the Parent Company declared a cash distribution for the three months ended June 30, 2009 of $0.535 per Common Unit, or $2.14 annualized, an increase of $0.04 per Common Unit on an annualized basis. This distribution will be paid on August 19, 2009 to Unitholders of record at the close of business on August 7, 2009.

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s 2% general partner interest, 100% of ETP’s IDRs and 62,500,797 ETP Common Units held by the Parent Company.

The total amount of distributions the Parent Company received from ETP related to its limited partner interests, general partner interest and IDRs during the six months ended June 30, 2009 was $111.7 million, $9.4 million and $163.4 million, respectively.

Cash Distributions Paid by ETP

On February 13, 2009, ETP paid a per unit cash distribution related to the three months ended December 31, 2008 of $0.89375 per Common Unit ($3.575 per Limited Partner Unit annualized) to Unitholders of record at the close of business on February 6, 2009.

On May 15, 2009, ETP paid a per unit cash distribution related to the three months ended March 31, 2009 of $0.89375 per Common Unit ($3.575 per Limited Partner Unit annualized) to Unitholders of record at the close of business on May 8, 2009

On July 28, 2009, ETP declared a cash distribution for the three months ended June 30, 2009 of $0.89375 per Common Unit, or $3.575 annualized. This distribution will be paid on August 14, 2009 to Unitholders of record at the close of business on August 7, 2009.

New Accounting Standards

See Note 2 to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the interim unaudited condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K. Since December 31, 2008, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk

Our commodity-related price risk management assets and liabilities as of June 30, 2009 were as follows:

	Commodity	Notional Volume	Maturity	Fair Value Asset (Liability)
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	50,700,000	2009-2011	$3,001
Swing Swaps IFERC (MMBtu)	Gas	(44,095,000)	2009-2010	4,562
Fixed Swaps/Futures (MMBtu)	Gas	4,567,500	2009-2011	3,592
Forwards/Swaps (Gallons)	Propane/Ethane	15,078,000	2009-2010	933

Fair Value Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	(31,117,500)	2009-2010	$(1,975)
Fixed Swaps/Futures (MMBtu)	Gas	(31,990,000)	2009-2010	(589)

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	Gas	460,000	2009	$7
Fixed Swaps/Futures (MMBtu)	Gas	460,000	2009	(1,549)
Forward/Swaps (Gallons)	Propane/Ethane	18,858,000	2009-2010	1,315

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

Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our condensed consolidated balance sheets and recognized in net income or other comprehensive income. For additional discussion of our credit risks, see the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2008.

Sensitivity Analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of June 30, 2009, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity.

	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	50,700,000	$3,001	$1,426
Swing Swaps IFERC (MMBtu)	(44,095,000)	4,562	656
Fixed Swaps/Futures (MMBtu)	4,567,500	3,592	1,917
Propane Forwards/Swaps (Gallons)	15,078,000	933	1,293

Fair Value Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	(31,117,500)	$(1,975)	$693
Fixed Swaps/Futures (MMBtu)	(31,990,000)	(589)	14,998

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX (MMBtu)	460,000	$7	$202
Fixed Swaps/Futures (MMBtu)	460,000	(1,549)	10
Forwards/Swaps, Forecasted purchase of propane (Gallons)	18,858,000	1,315	1,632

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

Interest Rate Risk

We are exposed to market risk for increases in interest rates, primarily as a result of our revolving credit facilities, which have variable interest rates, and our interest rate swaps. To the extent interest rates increase, our interest expense under these revolving credit facilities will increase. At June 30, 2009, we had $1.57 billion of variable rate debt outstanding and we have $2.00 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $1.30 billion have their changes in fair value recorded in gains (losses) on non-hedged interest rate derivatives on the condensed consolidated statements of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have a net effect of approximately $62.0 million in interest expense and gains (losses) on non-hedged interest rate derivatives, in the aggregate, on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive and Principal Financial Officers of our General Partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for our previous year ended December 31, 2008 and Note 15 - Regulatory Matters, Commitments, Contingencies, and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Form 10-Q for the six months ended June 30, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2008.

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

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/8/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	1-11727 (8-K) (7/29/09)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (4/9/09)	4.2	Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

10.1			Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.2			Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.3			Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

10.4			Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.5			Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.6			First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase Agreement.

21.1	1-32740 (10-Q)( 2/28/07)	21.1	List of Subsidiaries.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C., its General Partner

Date: August 10, 2009	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly
authorized to sign on behalf of the registrant)