Form 10-K
period 2009-12-31
Energy Transfer Equity, L.P.
filed 2010-02-24
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes   Ö    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes         No   Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   Ö     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Ö      Accelerated filer           Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   Ö

The aggregate market value as of June 30, 2009, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was $2.88 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 16, 2010, the registrant had 222,941,172 Common Units outstanding.

ii

PART I

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by us in periodic press releases and some oral statements of our officials during presentations about us, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we and our general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. When considering forward-looking statements, please read the section titled “Risk Factors” included under Item 1A of this annual report.

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Btu	British thermal unit, an energy measurement

Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels.

Dth	million British thermal units (“dekatherm”). A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used.

Mcf	thousand cubic feet

MMBtu	million British thermal units

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

ITEM 1.  BUSINESS

Overview

We are a publicly traded Delaware limited partnership, formerly known as La Grange Energy, L.P. Our Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE.” We were formed in September 2002 and completed our initial public offering of 24,150,000 Common Units in February 2006.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P (“ETP GP”), the general partner of ETP, and ETP GP’s general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). References to the “Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

The Parent Company’s only cash generating assets are its direct and indirect investments in limited partner and general partner interests in ETP. The Parent Company’s direct and indirect ownership of ETP consist of approximately 62.5 million Common Units, the general partner interests in ETP and 100% of the Incentive Distribution Rights in ETP. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP or the Operating Companies.

Currently, the Parent Company’s business operations are conducted only through ETP’s wholly-owned operating subsidiaries (collectively referred to as the “Operating Companies”). The activities in which we are engaged, all of which are in the United States, and the Operating Companies through which we conduct those activities are as follows:

•	Natural gas operations, consisting of the following segments:

¡	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”);

¡

interstate natural gas transportation services through Energy Transfer Interstate Holdings, LLC (“ET Interstate”), ETC Fayetteville Express Pipeline, LLC (“ETC FEP”) and ETC Tiger Pipeline, LLC (“ETC Tiger”). ET Interstate is the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”).

•	Retail propane through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”).

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included herein discussions of Parent Company matters apart from those of our consolidated group.

Significant Achievements in 2009 and Beyond

Our significant 2009 achievements included the following, as discussed in more detail herein:

•

Distributions to the Parent Company from ETP for 2009 were $223.4 million, $19.5 million and $350.5 million related to its limited partner interests, general partner interests and Incentive Distribution Rights, respectively.

•

On a consolidated basis, we had revenues of approximately $5.42 billion, operating income of approximately $1.11 billion and net income of approximately $697.9 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

Continued our expansion initiative, completing projects totaling more than 1,000 miles of large diameter pipeline ranging from 36 inches to 42 inches with approximately 5 Bcf/d of natural gas transportation capacity during 2009. These pipeline completions, coupled with our existing pipeline systems, further enhance our natural gas transportation capabilities to and from the most prolific producing areas in the United States of America. Below is information about some of our more significant completed expansion projects.

Project	Capacity	Miles	Completion Date
36” Southern Shale	700 MMcf/d	31	January 2009

36” Cleburne to Tolar	400 MMcf/d	20	January 2009

36” Katy expansion	400 MMcf/d	56	February 2009

Phoenix lateral	500 MMcf/d	260	February 2009

42” Texas Independence Pipeline	1.1 Bcf/d	143	August 2009

•

Completed construction of the Midcontinent Express pipeline, an approximately 500-mile interstate natural gas pipeline that originates near Bennington, Oklahoma, is routed through Perryville, Louisiana, and terminates at an interconnect with Transcontinental Gas Pipeline Corporation’s, or Transco’s, interstate natural gas pipeline in Butler, Alabama. The pipeline has a current capacity of 1.4 Bcf/d on Zone 1 and 1.0 Bcf/d on Zone 2, all of which has been committed pursuant to predominantly 10-year firm transportation contracts with shippers. The pipeline has also received long-term transportation contracts related to additional capacity that is planned to be added through the utilization of additional compression. The planned capacity expansions to 1.8 Bcf/d on Zone 1 and 1.2 Bcf/d on Zone 2 are expected to completed in the latter part of 2010. Midcontinent Express pipeline is a 50/50 joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”).

•	Completed several financing transactions despite challenging market conditions, including:

¡	The issuance of $1.0 billion aggregate principal amount of Senior Notes by ETP in April 2009.

¡	The issuance of an aggregate of 23,575,000 ETP Common Units from offerings in January 2009, April 2009 and October 2009.

¡	The issuance of 1,891,691 ETP Common Units during November and December 2009 under an equity distribution program, as described in Note 7 to our consolidated financial statements.

¡	The issuance of $350.0 million aggregate principal amount of Senior Notes at Transwestern in December 2009.

In addition, in January 2010, ETP issued 9,775,000 ETP Common Units through a public offering. The proceeds from these transactions were used primarily to repay borrowings under our revolving credit facility and to fund capital expenditures related to pipeline projects.

Recent Developments and Current Growth Projects

Fayetteville Express Pipeline LLC

In October 2008, ETP entered into a 50/50 joint venture with KMP for the development of the Fayetteville Express pipeline, an approximately 185-mile 42 inch pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. The pipeline is expected to have an initial capacity of 2.0 Bcf/d. In December 2009, Fayetteville Express Pipeline LLC (“FEP”), the entity formed to own and operate this pipeline, received approval of its application for Federal Energy Regulatory Commission (“FERC”) authority to construct and operate this pipeline. The only request for rehearing of FERC’s authorization is a limited one related to a discrete rate issue filed by FEP itself. Subject to final resolution of this issue, the pipeline is expected to be in service by the end of 2010. FEP has secured binding 10-year commitments for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi, and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc., which owns the general partner of KMP. Our estimate of the total costs of this project is approximately $1.2 billion.

Tiger Pipeline

In January 2009, ETP announced that we had entered into an agreement with Chesapeake Energy Marketing, Inc., a wholly-owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), to construct an approximately 180-mile 42-inch interstate natural gas pipeline (“Tiger pipeline”). Tiger pipeline will connect to ETP’s dual 42-inch pipeline system near Carthage, Texas, extend through the heart of the Haynesville Shale and end near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana.

The agreement with Chesapeake provides for a 15-year commitment for firm transportation capacity of approximately 1.0 Bcf/d. ETP has also entered into agreements with EnCana Marketing (USA), Inc., a subsidiary of EnCana Corporation and other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline, bringing the initial design capacity to 2.0 Bcf/d in the aggregate, which is expected to be in service in the first half of 2011. In February 2010, we announced that we had entered into a 10-year commitment for an additional 400 MMcf/d. The ultimate capacity of the expansion, which is expected to be completed in the second half of 2011, will be based on producer response during a binding open season.

In August 2009, ETP filed an application for FERC authority to construct and operate the Tiger pipeline, which is pending necessary regulatory approvals. We expect the total costs of this project to be $1.2 billion, excluding the costs of the recently announced expansion. The ultimate cost will depend on the results of the binding open season.

ETP Operations

Segment Overview

Our segments and business are as described below. See Note 15 to our consolidated financial statements for additional financial information about our segments.

Intrastate Transportation and Storage Segment

Through our intrastate transportation and storage segment, we own and operate approximately 7,800 miles of natural gas transportation pipelines and three natural gas storage facilities located in the state of Texas.

Through ETC OLP, we own the largest intrastate pipeline system in the United States with interconnects to Texas markets and to major consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas between major markets from various natural gas producing areas through connections with other pipeline systems as well as through our Oasis pipeline, our East Texas pipeline, our natural gas pipeline and storage assets that are referred to as the ET Fuel System, and our HPL System, which are described below.

Our intrastate transportation and storage segment accounted for approximately 56%, 65% and 59% of our total consolidated operating income for the years ended December 31, 2009, December 31, 2008 and August 31, 2007, respectively. The results from our intrastate transportation and storage segment are primarily derived from the fees we charge to transport natural gas on our pipelines, including a fuel retention component. We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, we purchase natural gas from either the market (including purchases from our midstream segment’s marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is purchased at a discount to a specified market price and resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from margin from managing natural gas for our own account.

Interstate Transportation Segment

Through our interstate transportation segment, we own and operate approximately 2,700 miles of interstate natural gas pipeline, with an additional 180 miles under construction. In addition, we have interests in joint ventures that have 500 miles of interstate natural gas pipeline and 185 miles under construction.

Our interstate transportation segment accounted for approximately 12%, 11% and 12% of our total consolidated operating income for the years ended December 31, 2009, December 31, 2008 and August 31, 2007, respectively. The results from our interstate transportation segment are primarily derived from the fees earned from natural gas transportation services and operational gas sales. In addition, our joint ventures contributed $17.6 million of our income before income taxes for the year ended December 31, 2009.

Midstream Segment

Through our midstream segment, we own and operate approximately 7,000 miles of in service natural gas gathering pipelines, three natural gas processing plants, eleven natural gas treating facilities and eleven natural gas conditioning facilities. Our midstream segment focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and our operations are currently concentrated in the Austin Chalk trend of southeast Texas, the Permian Basin of west Texas and New Mexico, the Barnett Shale in north Texas, the Bossier Sands in east Texas, and the Uinta and Piceance Basins in Utah and Colorado and are integrated with our intrastate transportation and storage assets.

Our midstream segment accounted for approximately 12%, 14% and 15% of our total consolidated operating income for the years ended December 31, 2009, December 31, 2008 and August 31, 2007, respectively. Our midstream segment results are derived primarily from margins we realize for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems, processed at our processing and treating facilities, and the volumes of NGLs processed at our facilities. We also market natural gas on our pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by our customers. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Retail Propane Segment

We are one of the three largest retail propane marketers in the United States based on gallons sold and serve more than one million customers through a nationwide retail distribution network consisting of approximately 440 customer service locations in approximately 40 states. Our propane operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States. Our propane business has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth.

Our retail propane segment accounted for approximately 21%, 10% and 15% of our total consolidated operating income for the years ended December 31, 2009, December 31, 2008 and August 31, 2007, respectively. The retail propane segment is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. Consequently, the profitability of our retail propane business is sensitive to changes in wholesale propane prices. Our propane business is largely seasonal and dependent upon weather conditions in our service areas, as discussed further in “Retail Propane Segment-Industry Overview.”

Natural Gas Operations – Asset Overview

The following map depicts the major components of our natural gas operations:

Intrastate Transportation and Storage Segment

The following details our pipelines and storage facilities in the intrastate transportation and storage segment.

ET Fuel System

•	Capacity of 5.2 Bcf/d
•	Approximately 2,570 miles of natural gas pipeline
•	2 storage facilities with 12.4 Bcf of total working gas capacity

The ET Fuel System serves some of the most active drilling areas in the United States, and is comprised of approximately 2,570 miles of intrastate natural gas pipeline and related natural gas storage facilities. Included in the ET Fuel System is the Texas Independence pipeline, which was completed in August 2009. With approximately 460 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in east Texas, the three major natural gas trading centers in Texas. The ET Fuel System has total system throughput capacity of approximately 5.2 Bcf/d. The major shippers on our pipelines include XTO Energy, Inc., EOG Resources, Inc., Chesapeake Energy Marketing, Inc., Encana Marketing (USA), Inc. and Quicksilver Resources, Inc.

The ET Fuel System also includes our Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of our storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements.

In addition, the ET Fuel System is integrated with our Godley plant, which gives us the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

Oasis Pipeline

•	Capacity of 1.2 Bcf/d
•	Approximately 600 miles of natural gas pipeline
•	Connects Waha to Katy market hubs

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

The Oasis pipeline is integrated with our Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System and blend untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

Houston Pipeline System (“HPL System”)

•	Capacity of 5.5 Bcf/d
•	Approximately 4,300 miles of natural gas pipeline
•	Bammel storage facility with 62 Bcf of total working gas capacity

The HPL System is comprised of approximately 4,300 miles of intrastate natural gas pipeline with an aggregate capacity of 5.5 Bcf/d, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from south Texas, the Gulf Coast of Texas, east Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System also includes 32 miles of the Cleburne to Carthage pipeline from our Texoma pipeline interconnect to the Carthage Hub. The HPL System is well situated to gather gas in many of the major gas producing areas in Texas including the strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and our Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2009, we had approximately 25.4 Bcf committed under fee-based arrangements with third parties and approximately 27.6 Bcf stored in the facility for our own account.

East Texas Pipeline

•	Capacity of 2.4 Bcf/d
•	Approximately 370 miles of natural gas pipeline

The East Texas pipeline is a 370-mile natural gas pipeline that connects three treating facilities, one of which we own, with our Southeast Texas System. The East Texas pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL system. Key shippers on the East Texas pipeline include XTO and EnCana with an average of 420,000 MMBtu/d and 540,000 MMBtu/d, respectively.

Interstate Transportation Pipelines

The following details our pipelines in the interstate transportation segment.

Transwestern Pipeline

•	Capacity of 2.1 Bcf/d
•	Approximately 2,700 miles of interstate natural gas pipeline

The Transwestern pipeline is an open-access natural gas interstate pipeline extending from the gas producing regions of West Texas, eastern and northwest New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. Including the Phoenix lateral pipeline completed in February 2009, Transwestern comprises approximately 2,700 miles of pipeline with a capacity of 2.1 Bcf/d. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwest New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets like Arizona, Nevada and California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce. As a result, Transwestern qualifies as a “natural gas company” under the Natural Gas Act (“NGA”) and is subject to the regulatory jurisdiction of the FERC.

The Phoenix lateral pipeline consists of 260 miles of pipeline lateral, with a throughput capacity of 500 MMcf/d, connecting the Phoenix area to Transwestern’s existing mainline at Ash Fork, Arizona and approximately 25 miles of 36-inch pipeline looping of Transwestern’s existing San Juan Lateral, adding 375 MMcf/d of capacity.

Midcontinent Express Pipeline

•	Current capacity of 1.4 Bcf/d on Zone 1 (placed in service in April 2009) and 1.0 Bcf/d on Zone 2 (placed in service in August 2009)
•	Planned capacity expansion to 1.8 Bcf/d on Zone 1 and 1.2 Bcf/d on Zone 2
•	Approximately 500 miles of interstate natural gas pipeline
•	50/50 joint venture with KMP

We constructed, through a 50/50 joint venture arrangement with KMP, the Midcontinent Express pipeline, an approximately 500-mile interstate natural gas pipeline. The Midcontinent Express pipeline originates near Bennington, Oklahoma, is routed through Perryville, Louisiana, and terminates at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, which transports natural gas to the significant natural gas markets in the northeast portion of the United States. The pipeline has a current capacity of 1.4 Bcf/d, all of which capacity has been committed pursuant to firm transportation contracts with shippers for periods ranging from 5 to 10 years. The pipeline has also received long-term transportation contracts related to an additional 0.4 Bcf/d of capacity on Zone 1 and 0.2 Bcf/d of capacity on Zone 2 that is planned to be added through the utilization of additional compression. The first Zone of the pipeline, from Bennington, Oklahoma to Perryville, Louisiana, was placed in service in April 2009, and the second Zone of the pipeline from Perryville, Louisiana to Butler, Alabama, was placed in service in August 2009. The expansion projects are expected to be completed in the latter part of 2010.

Fayetteville Express Pipeline

•	Initial planned capacity of 2.0 Bcf/d (expected to be in service by the end of 2010)
•	Approximately 185 miles of interstate natural gas pipeline
•	50/50 joint venture with KMP

See additional description of FEP included in “Recent Developments” above.

Tiger Pipeline

•	Initial planned capacity of 2.0 Bcf/d (expected to be in service in the first half of 2011)
•	Planned expansion of not less than 0.4 Bcf/d (expected to be completed in the second half of 2011)
•	Approximately 180 miles of interstate natural gas pipeline

See additional description of Tiger pipeline included in “Recent Developments” above.

Midstream

The following details our assets in the midstream segment.

Southeast Texas System

•	5,200 miles of natural gas pipeline
•	1 natural gas processing plant (the La Grange plant) with aggregate capacity of 240 MMcf/d
•	11 natural gas treating facilities with aggregate capacity of 1.3 Bcf/d
•	4 natural gas conditioning facilities with aggregate capacity of 670 MMcf/d

The Southeast Texas System is a 5,200-mile integrated system located in southeast Texas that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. The system includes the La Grange processing plant, 11 treating facilities and 4 conditioning facilities. This system is connected to the Katy Hub through the East Texas pipeline and is also connected to the Oasis pipeline, as well as two power plants. This allows us to bypass our processing plants and treating facilities when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with natural gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

The La Grange processing plant is a cryogenic natural gas processing plant that processes the rich natural gas that flows through our system to produce residue gas and NGLs. The plant has a processing capacity of approximately 240 MMcf/d.

Our 11 treating facilities have an aggregate capacity of 1.3 Bcf/d. These treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications. In addition, our four conditioning facilities have an aggregate capacity of 670 MMcf/d. These conditioning facilities remove heavy hydrocarbons from the gas gathered into our systems so the gas can be redelivered and meet downstream pipeline hydrocarbon dew point specifications.

North Texas System

•	160 miles of natural gas pipeline
•	1 natural gas processing plant (the Godley plant) with aggregate capacity of 500 MMcf/d
•	1 natural gas conditioning facility with capacity of 100 MMcf/d

The North Texas System is a 160-mile integrated system located in four counties in North Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett Shale trend. The system includes our Godley plant. The Godley plant processes rich natural gas produced from the Barnett Shale and is connected with the North Texas System and the ET Fuel System. The facility consists of a cryogenic processing plant with processing capacity of approximately 500 MMcf/d and a conditioning facility with approximately 100 MMcf/d of processing capacity.

Canyon Gathering System

•	1,390 miles of natural gas pipeline
•	6 natural gas conditioning facilities with aggregate capacity of 90 MMcf/d

The Canyon Gathering System consists of approximately 1,390 miles of gathering pipeline ranging in diameters from two inches to 16 inches in the Piceance-Uinta Basin of Colorado and Utah and six conditioning plants with an aggregate capacity of 90 MMcf/d.

Other Midstream Assets

The midstream segment also includes our interests in various midstream assets located in Texas, New Mexico and Louisiana, with gathering pipelines aggregating a combined capacity of approximately 470 MMcf/d, as well as one processing facility.

Marketing Operations

We market the natural gas that flows through our assets, referred to as on-system gas, and also use our marketing operation to attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other supply points and sell the natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

For the off-system gas, we purchase gas or act as an agent for small independent producers that do not have marketing operations. We develop relationships with natural gas producers to facilitate the purchase of their production on a long-term basis. We believe that this business provides us with strategic insight and market intelligence, which may impact our expansion and acquisition strategy.

Other Natural Gas Operations

Effective August 17, 2009, we acquired 100% of the membership interests of Energy Transfer Group, L.L.C. (“ETG”), which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP.

In November 2009, we acquired all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.

Business Strategy

The Parent Company Business Strategy

Our current primary business objective is to increase our cash distributions to our Unitholders by actively assisting ETP in executing its business strategy by assisting in identifying, evaluating and pursuing acquisitions and growth opportunities. In general, we expect that we will allow ETP the first opportunity to pursue any acquisition or internal growth project that may be presented to us, which is within the scope of ETP’s operations or business strategy. In the future, we may also support the growth of ETP through the use of our capital resources, which could involve loans, capital contributions or other forms of credit support to ETP. This funding could be used for the acquisition by ETP of a business or asset or for an internal growth project. In addition, the availability of this capital could assist ETP in arranging financing for a project, reducing its financing costs or otherwise supporting a merger or acquisition transaction.

ETP’s Business Strategy

ETP has designed their business strategy with the goal of increasing Unitholder distributions and the value of its Common Units. We believe ETP has engaged, and will continue to engage, in a well-balanced plan for growth through acquisitions, internally generated expansion, and measures aimed at increasing the profitability of our existing assets.

ETP intends to continue to operate as a diversified, growth-oriented master limited partnership with a focus on increasing the amount of cash available for distribution on each ETP Common Unit. We believe that by pursuing independent operating and growth strategies for ETP’s natural gas operations and retail propane business, we will be best positioned to achieve our objectives. ETP balances their desire for growth with their goal of preserving a strong balance sheet, strong liquidity, and investment grade credit metrics.

We expect that acquisitions in natural gas operations will be the primary focus of our acquisition strategy going forward, although we also expect to continue to pursue complementary propane acquisitions. We also anticipate that our natural gas operations will provide internal growth projects of greater scale compared to those available in our propane business as demonstrated by our significant number of completed natural gas pipeline projects as well as our recently announced pipeline projects.

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

Demand for natural gas.  Natural gas continues to be a critical component of energy consumption in the United States. According to data released in December 2009 by the Energy Information Administration, or the EIA, total domestic consumption of natural gas is expected to remain steady through 2035, with average annual consumption of 23.1 Tcf during that period, compared to 2009 consumption of 22.6 Tcf. The industrial and electricity generation sectors currently account for more than half of natural gas usage in the United States.

Natural gas gathering.  The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems that collects natural gas from points near producing wells and transports it to larger pipelines for further transportation.

Natural gas compression.  Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and to continue to produce for longer periods of time. As the pressure of a well declines, it becomes increasingly more difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Field compression is typically used to lower the pressure of a gathering system. If field compression is not installed, then the remaining production in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise might not be produced.

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

Credit Risk and Customers

We maintain credit policies with regard to our counterparties that we believe significantly reduce overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single counterparty. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

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

We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our purchase and resale of gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss could be significant to our overall profitability.

During the year ended December 31, 2009, none of our customers individually accounted for more than 10% of our midstream, intrastate transportation and storage and interstate segment revenues.

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Transwestern pipeline transports natural gas in interstate commerce and thus qualifies as a “natural gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We have applied to the FERC for authority to construct, own and operate the Tiger pipeline. We also hold interests in two joint venture projects involving the construction and operation of interstate pipelines: Midcontinent Express pipeline, which was placed into full service in August 2009, and Fayetteville Express pipeline. Subject to possible rehearing and judicial review, the Fayetteville Express pipeline is expected to be in service by the end of 2010. Midcontinent Express pipeline is an NGA-jurisdictional interstate transportation system subject to the FERC’s broad regulatory oversight. Assuming the FERC grants the certificates of public convenience and necessity authorizing the construction, ownership and operation of the Tiger pipeline, the Tiger and the Fayetteville Express pipelines will likewise be NGA-jurisdictional once placed into operation.

The FERC’s NGA authority includes the power to regulate:

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

Rates charged on the Midcontinent Express pipeline are largely governed by long-term negotiated rate agreements, an arrangement approved by the FERC in its July 25, 2008 order granting MEP the certificate of public convenience and necessity to build, own and operate these facilities. In the certificate order, the FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates. On December 17, 2009, the FERC issued an order granting FEP authorization to construct and operate the Fayetteville Express pipeline, subject to certain conditions, and FEP accepted the FERC’s certificate. Subject to possible rehearing and judicial review, the pipeline is expected to be in service by late 2010. The rates to be charged for services on the Fayetteville Express pipeline will largely be governed by long-term negotiated rate agreements, an arrangement approved by the FERC in its December 17, 2009 certificate order. In the certificate order, the FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates. The application for a certificate of public convenience and necessity to construct the Tiger pipeline was filed with the FERC on August 31, 2009. The FERC has not yet issued an order authorizing the construction of the pipeline and the rate-related arrangements for the services to be provided on these facilities.

The rates to be charged by NGA-jurisdictional natural gas companies are generally required to be on file with the FERC in FERC-approved tariffs. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate available to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint, and if found unjust and unreasonable, may be altered on a prospective basis by the FERC. Rate increases proposed by the interstate natural gas company may be challenged by protest or by the FERC itself, and if such proposed rate increases are found unjust and unreasonable may be rejected by the FERC in whole or in part. Any successful complaint or protest against the FERC-approved rates of our interstate pipelines could have a prospective impact on our revenues associated with providing interstate transmission services. We cannot guarantee that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities.

Under the Energy Policy Act of 2005, the FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. Pursuant to the FERC’s rules promulgated under this statutory directive, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to Commission jurisdiction: (1) to defraud using any device, scheme or artifice; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission, or the CFTC, also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Failure to comply with the NGA, the Energy Policy Act of 2005 and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.

Intrastate Natural Gas Regulation.  Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline and ET Fuel System are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to the FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.

The FERC has adopted market-monitoring and annual reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to the FERC’s NGA jurisdiction such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve the FERC’s ability to assess market forces and detect market manipulation. The FERC also requires certain major non-interstate pipelines to post, on a daily basis, capacity, scheduled flow information and actual flow information. As these posting requirements are currently on appeal before the U.S. 5th Circuit Court of Appeals, it is not known with certainty the precise form these requirements will ultimately take. Full compliance with these regulations could subject us to further costs and administrative burdens, none of which are expected to have a material impact on our operations.

Our intrastate natural gas operations are also subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”). Our intrastate pipeline and storage operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The TRRC has authority to ensure that rates charged by intrastate pipelines for natural gas sales or transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.

Sales of Natural Gas and NGLs.  The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which we sell NGLs is not subject to federal or state regulation.

To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.

Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of the FERC’s regulatory changes may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action in a manner that is materially different from other natural gas marketers with whom we compete.

Gathering Pipeline Regulation.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana, Colorado and Utah that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, on-going litigation, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation.

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

The retail propane segment’s gross profit margins are also affected by customer mix. Sales to residential customers generate higher margins than sales to certain other customer groups, such as commercial or agricultural customers. In addition, propane gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect propane gross profit without necessarily affecting total revenues.

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in the United States has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Even though propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost to the customer to convert from one to another. According to industry publications, propane accounts for 6.5% of household energy consumption in the United States.

In addition to competing with alternative energy sources, we compete with other companies engaged in the distribution business of retail propane. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Most of our customer service locations compete with five or more marketers or distributors in their area of operations. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by satellite locations.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. We believe that our safety programs, policies and procedures are more comprehensive than many of our smaller, independent competitors and give us a competitive advantage over such retailers.

Products, Services and Marketing

Our customer service locations are typically located in suburban and rural areas where natural gas is not readily available. Such locations generally consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to our customer service locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck and pumped into a stationary storage tank on the customer’s premises. We also deliver propane to retail customers in portable cylinders. We also deliver propane to certain other bulk end-users of propane in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations and large agricultural accounts.

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

Of the retail gallons we sold in 2009, approximately 56% were to residential customers, 29% were to industrial, commercial and agricultural customers and 15% were to other retail users. While sales to residential customers in

2009 accounted for 56% of total retail gallons sold, they accounted for approximately 67% of our gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than the other markets we serve. Industrial, commercial and agricultural sales accounted for 21% of our gross profit from propane sales for 2009, with all other retail users accounting for 12%. No single propane customer accounted for 10% or more of consolidated revenues in 2009.

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

Propane Supply and Storage

Our supplies of propane historically have been readily available from our supply sources. We purchase from over 40 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In 2009, Enterprise Products Operating L.P. (“Enterprise”) and Targa Liquids Marketing and Trade (“Targa”) provided approximately 50.3% and 14.3% of our combined total propane supply, respectively. Enterprise is a subsidiary of Enterprise GP Holdings, L.P. (“Enterprise GP”), an entity that owns approximately 17.6% of the outstanding ETE Common Units and a 40.6% non-controlling equity interest in LE GP, LLC, the general partner of ETE (“LE GP”). Titan purchases the majority of its propane from Enterprise pursuant to an agreement that expires in 2010 and contains renewal and extension options. Substantially all agreements with Targa have a maximum duration of one year.

In addition, we have a propane purchase agreement with M.P. Oils, Ltd. that expires in 2015, which provided 15.1% of our combined total propane supply during 2009.

We believe that if supplies from Enterprise, Targa or M.P. Oils, Ltd. were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. No other single supplier provided more than 10% of our total domestic propane supply during 2009. Although we cannot guarantee that supplies of propane will be readily available in the future, we believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices without a material disruption of our operations if supplies are interrupted from any of our existing sources. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

Except for ETP’s agreements with Enterprise and M.P. Oils, Ltd., we typically enter into one-year supply agreements. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or at the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. We generally have attempted to reduce price risk by purchasing propane on a short-term basis. We have on occasion purchased for future resale significant volumes of propane for storage during periods of low demand, which generally occur during the summer months, at the then current market price, both at our customer service locations and in major storage facilities. We receive our supply of propane predominately through railroad tank cars and common carrier transport.

We lease space in larger storage facilities in Michigan, Arizona, New Mexico, Texas, and smaller storage facilities in other locations, and have the opportunity to use storage facilities in additional locations when we “pre-buy” product from sources having such facilities. We believe that we have adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows us to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, or at favorable prices, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

Pricing Policy

Pricing policy is an essential element in the marketing of propane. We rely on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of each customer service location’s propane suppliers. In most situations, we believe that our pricing methods will permit us to respond to changes in supply costs in a manner that protects our gross margins and customer base to the extent such protection is possible. In some cases, however, our ability to respond quickly to cost increases could occasionally cause our retail prices to rise more rapidly than those of our competitors, possibly resulting in a loss of customers.

Environmental Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing or transporting natural gas, NGLs and other products is subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impair our business activities that affect the environment in many ways, such as:

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

•

imposing substantial liabilities on us for pollution resulting from our operations, including, for example, potentially enjoining the operations of facilities if it were determined that they did not comply with permit terms.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Changes in environmental laws and regulations that result in more stringent waste handling, storage, transport, disposal or remediation requirements will increase our cost for performing those activities, and if those increases are sufficiently large, they could have a material adverse effect on our operations and financial position. Moreover, risks of process upsets, accidental releases or spills are associated with our operations, and we cannot guarantee that we will not incur significant costs and liabilities if such upsets, releases or spills were to occur. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this trend will continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. One class of “responsible persons” is the current owners or operators of contaminated property, even if the contamination arose as a result of historical operations conducted by previous, unaffiliated occupants of the property. Under CERCLA, “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it also is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although “petroleum” is excluded from the definition of hazardous substance under CERCLA, we generate materials in the course of our operations that may be regulated as hazardous substances. We also may incur liability under the Resource Conservation and Recovery Act, also known as “RCRA,” which imposes requirements related to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of our operations, we may generate certain types of non-excluded petroleum product wastes as well as ordinary industrial wastes such as paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous or solid wastes.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes were taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by us in July 2001 had previously received and responded to a request for information from the United States Environmental Protection Agency, or “EPA,” regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. We have not received any follow-up correspondence from EPA on the matter since our acquisition of the predecessor company in 2001. In addition, through our acquisitions of ongoing businesses, we are currently involved in several remediation projects that have cleanup costs and related liabilities. As of December 31, 2009 and 2008, accruals of $12.6 million and $13.3 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with our acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors and the predecessor owner’s share of certain environmental liabilities of ETC OLP.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $8.6 million. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCBs. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

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

The Federal Clean Air Act, as amended and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose us to civil and criminal enforcement actions. We have established agency-approved baseline monitoring of NOx emissions from our Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and we have a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. These plans are subject to possible change however, because the Texas Commission on Environmental Quality (“TCEQ”) is scheduled to develop a plan by April 2010 to respond to the re-designation of the Houston area from a moderate to a severe ozone non-attainment area. By March 2013, TCEQ is required to develop another plan to address the recent change in the ozone standard from 0.08 ppm to 0.075 ppm and the EPA recently proposed to lower the standard even further, to somewhere in between 0.060 and 0.070 ppm. We expect these efforts will result in the adoption of new regulations that may require additional NOx emissions reductions.

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere, there are a number of parallel initiatives to restrict or regulate emissions of greenhouse gases. On June 26, 2009, the United States House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide “cap and trade” program to reduce domestic emissions of greenhouse gases. ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions or suppliers of carbon-based fuels so that such sources could continue to emit greenhouse gases into the atmosphere or market such fuels. The market price of these allowances would be expected to increase significantly over time, thereby encouraging the use of alternative energy sources or greenhouse gas emission control technologies by imposing ever-increasing costs on the use of carbon-based fuels, including NGLs, natural gas, refined petroleum products, and oil. The United States Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas “cap and trade” programs. These programs operate similarly to the program contemplated by ACESA. Depending on the particular program, we could be required to purchase and surrender emission allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor stations) or from the combustion of fuels (e.g., natural gas or NGLs) that we process.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.v. EPA, EPA was required to determine whether greenhouse gas emissions posed an endangerment to human health and the environment and whether emissions from mobile sources, such as cars and trucks contributed to that endangerment. On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere causing other climatic changes and that mobile sources are contributing to such endangerment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding: one to reduce emissions of greenhouse gases from motor vehicles and the other to control emissions of greenhouse gases from stationary sources. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to impose regulations limiting emissions of greenhouse gases from stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including NGL fractionators and local natural gas distribution companies. Any federal greenhouse gas legislation is expected to prevent EPA from regulating greenhouse gases under existing Clean Air Act regulatory programs to some extent, but if Congress fails to pass greenhouse gas legislation, the EPA is expected to continue its announced greenhouse gas regulatory actions under the Clean Air Act. Any limitation on emissions of greenhouse gases from our equipment and operations or the requirement that we obtain allowances for such emissions, as well as the NGLs that we produce, could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or acquire allowances at the prevailing rates in the marketplace.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane and natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2009 and 2008, $31.4 million and $23.3 million, respectively, of capital costs and $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

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

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states, these laws are administered by state agencies, and in others, they are administered on a municipal level. With respect to the transportation of propane by truck, we are subject to regulations governing the transportation of hazardous materials under the Federal Motor Carrier Safety Act, administered by the DOT. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in substantial compliance with applicable laws and regulations.

On December 21, 2009, the Colorado Department of Public Health and Environment Air Pollution Control Division (the “Division”) issued a Compliance Order on Consent (the “Consent Order”) pursuant to which the Division determined that ETC Canyon Pipeline, LLC (“ETC Canyon”) violated certain of its operating and construction permits and Colorado air quality statutes at two natural gas processing plants located in Rio Blanco County, Colorado. In full and final resolution of those matters, ETC Canyon agreed to pay a penalty of $0.2 million. The entry into the Consent Order does not constitute an admission by ETC Canyon of any of the factual or legal determinations of the Division. The Consent Order also requires ETC Canyon to perform testing of the thermal oxidizers at one of its facilities to demonstrate compliance with emissions limits. Following this performance testing, the Division will determine whether it is appropriate to address certain additional issues identified by the Division. We cannot predict what course of action the Division will take; however, we do not expect any future penalties related to this matter to have a material impact on our financial position, results of operations or cash flows.

Employees

As of January 31, 2010, we employed 1,334 persons to operate our natural gas operations. We employed 4,247 full-time employees to operate our propane operations. Of the propane employees, 58 are represented by labor unions. We believe that our relations with our employees are satisfactory. Historically, our propane operations hire seasonal workers to meet peak winter demands.

SEC Reporting

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the Securities and Exchange Commission (“SEC”). From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We provide electronic access, free of charge, to our periodic and current reports on our Internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.

ITEM 1A.  RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. These are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.

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

The amount of cash that ETP can distribute to its partners, including us, each quarter depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter and will depend on, among other things:

•	the amount of natural gas transported in ETP’s pipelines and gathering systems;

•	the level of throughput in its processing and treating operations;

•	the fees it charges and the margins it realizes for its gathering, treating, processing, storage and transportation services;

•	the price of natural gas;

•	the relationship between natural gas and NGL prices;

•	the weather in its operating areas;

•	the cost of the propane it buys for resale and the prices it receives for its propane;

•	the level of competition from other midstream companies, interstate pipeline companies, propane companies and other energy providers;

•	the level of its operating costs;

•	prevailing economic conditions; and

•	the level of ETP’s derivative activities.

In addition, the actual amount of cash that ETP will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures it makes;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	its debt service requirements;

•	fluctuations in its working capital needs;

•	its ability to make working capital borrowings under its credit facilities to make distributions;

•	its ability to access capital markets;

•	restrictions on distributions contained in its debt agreements; and

•	the amount, if any, of cash reserves established by its General Partner in its discretion for the proper conduct of ETP’s business.

Because of these factors, we cannot guarantee that ETP will have sufficient available cash to pay a specific level of cash distributions to its partners.

Furthermore, Unitholders should be aware that the amount of cash that ETP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ETP may make cash distributions during periods when it records net losses and may not make cash distributions during periods when it records net income. Please read “Risks Related to Energy Transfer Partners’ Business” included in this Item 1A for a discussion of further risks affecting ETP’s ability to generate distributable cash flow.

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

Our ability to distribute cash received from ETP to our Unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ETP, including tax liabilities of our corporate subsidiaries, if any;

•	capital contributions to maintain our general partner interest in ETP as required by the partnership agreement of ETP upon the issuance of additional partnership securities by ETP; and

•	reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

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

Furthermore, if our Unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our General Partner may not be removed except upon the vote of the holders of at least 66 2/3 % of our outstanding units. Because the equity owners of our General Partner and their affiliates (including Enterprise GP Holdings L.P.) own 109,386,633 Common Units, representing approximately 49% of our outstanding Common Units, it will be particularly difficult for our General Partner to be removed without the consent of the equity owners of our General Partner and their affiliates. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

A reduction in ETP’s distributions will disproportionately affect the amount of cash distributions to which we are entitled.

Our indirect ownership of 100% of the incentive distribution rights in ETP, through our ownership of equity interests in Energy Transfer Partners GP, the holder of the incentive distribution rights, entitles us to receive our pro rata share of specified percentages of total cash distributions made by ETP as it reaches established target cash distribution levels. We currently receive our pro rata share of cash distributions from ETP based on the highest incremental percentage, 48%, to which Energy Transfer Partners GP is entitled pursuant to its incentive distribution rights in ETP. A decrease in the amount of distributions by ETP to less than $0.4125 per Common Unit per quarter would reduce Energy Transfer Partners GP’s percentage of the incremental cash distributions above $0.3175 per Common Unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from ETP would have the effect of disproportionately reducing the amount of all distributions that we receive from ETP based on our ownership interest in the incentive distribution rights in ETP as compared to cash distributions we receive from ETP on our General Partner interest in ETP and our ETP Common Units.

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

As of December 31, 2009, we had approximately $7.79 billion of consolidated debt outstanding, excluding the credit facilities of our joint ventures, which we guarantee in part. Our level of indebtedness affects our operations in several ways, including, among other things:

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

•

failure to comply with the various restrictive covenants of the debt agreements could negatively impact our ability and the ability of our subsidiaries to incur additional debt, including our ability to utilize the available capacity under our revolving credit facilities, and to pay distributions.

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

As of December 31, 2009, ETP had approximately $6.22 billion of total debt. A significant increase in ETP’s indebtedness that is proportionately greater than ETP’s issuances of equity could negatively impact ETP’s credit ratings or its ability to remain in compliance with the financial covenants under ETP’s revolving credit agreement, which could have a material adverse effect on ETP’s financial condition, results of operations and cash flows.

Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.

In addition to our exposure to commodity prices, we have significant exposure to increases in interest rates. As of December 31, 2009, we had approximately $7.79 billion of total debt. Approximately $6.06 billion of our consolidated debt bears interest at fixed interest rates and $1.73 billion bears interest at variable interest rates. We have entered interest rate swaps for a total notional amount of $1.50 billion, resulting in a net amount of $234.0 million of variable-rate debt at December 31, 2009. We may enter into additional interest rate swap arrangements. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

The credit and business risk profiles of our General Partner or indirect owner of our General Partner may be factors in credit evaluations of us as a master limited partnership due to the significant influence of our General Partner and indirect owners over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our General Partner and its owners, including the degree of their financial leverage and their dependence on cash flow from us to service their indebtedness.

We may issue an unlimited number of limited partner interests without the consent of our Unitholders, which will dilute Unitholders’ ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

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

In addition, ETP may sell an unlimited number of limited partner interests without the consent of its Unitholders, which will dilute existing interests of its Unitholders, including us. The issuance of additional Common Units or other equity securities by ETP will have essentially the same effects as detailed above.

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

Moreover, we rely on the services of key personnel of ETP, including the ongoing involvement and continued leadership of Kelcy L. Warren, one of the founders of ETP’s midstream business, as well as other key members of ETP’s management team such as Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer, and William G. Powers, Jr., President of Propane Operations. Mr. Warren has been integral to the success of ETP’s midstream and intrastate transportation and storage businesses because of his ability to identify and develop strategic business opportunities. Losing his leadership could make it difficult for ETP to identify internal growth projects and accretive acquisitions, which could have a material adverse effect on ETP’s ability to increase the cash distributions paid on its partnership interests.

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

Limited partner’s liability may not be limited, and our Unitholders may have to repay distributions or make additional contributions to us under limited circumstances.

As a limited partner in a partnership organized under Delaware law, a limited partner could be held liable for our obligations to the same extent as a general partner if it participates in the “control” of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions in which we do business. In some of the jurisdictions in which we do business, the applicable statutes do not define control, but do permit limited partners to engage in certain activities, including, among other actions, taking any action with respect to the dissolution of the partnership, the sale, exchange, lease or mortgage of any asset of the partnership, the admission or removal of the general partner and the amendment of the partnership agreement. A limited partner could, however, be liable for any and all of our obligations as if it was a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	a limited partner’s right to act with other Unitholders to take other actions under our partnership agreement is found to constitute “control” of our business.

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

If we cease to manage and control ETP in the future, we may be deemed to be an investment company under the Investment Company Act of 1940.

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

In addition, ETP GP can be removed as ETP’s General Partner if that removal is approved by Unitholders holding at least 66 2/3% of ETP’s outstanding common units (including units held by ETP GP and its affiliates). Currently, ETP GP and its affiliates own approximately 33% of ETP’s outstanding common units.

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

As of December 31, 2009, we owned approximately 62.5 million Common Units of ETP. If we were to sell and/or distribute our ETP Common Units to the holders of our equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of ETP’s outstanding Common Units and our receipt of distributions.

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

At December 31, 2009, our consolidated balance sheet reflected $775.0 million of goodwill and $349.7 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ equity and balance sheet leverage as measured by debt to total capitalization.

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

Our partnership agreement provides that our General Partner will be restricted from engaging in any business activities other than acting as our General Partner and those activities incidental to its ownership of interests in us. Except as provided in our partnership agreement, affiliates of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Enterprise GP currently has a 40.6% non-controlling equity interest in our General Partner. Enterprise GP and its subsidiaries own and operate North American midstream energy business that competes with us with respect to our natural gas midstream business.

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

Conflicts of interest may arise among our General Partner and its affiliates, on the one hand, and us and our Unitholders, on the other hand. As a result of these conflicts, our General Partner may favor its own interests and the interests of its affiliates over the interests of our Unitholders. These conflicts include, among others, the following:

•

Our General Partner is allowed to take into account the interests of parties other than us, including ETP and its affiliates and any general partners and limited partnerships acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duties to us.

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

Our General Partner has a limited call right that may require Unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2009, the equity owners of our General Partner and their affiliates including Enterprise GP Holdings, L.P. own approximately 49% of our Common Units.

We own an interstate pipeline that is subject to rate regulation by the Federal Energy Regulatory Commission and, in the event that 15% or more of our outstanding Common Units, in the aggregate, are held by persons who are not eligible holders, Common Units held by persons who are not eligible holders will be subject to the possibility of redemption at the then-current market price.

We own an interstate pipeline that is subject to rate regulation of the Federal Energy Regulatory Commission, (“FERC”), and as a result our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our Unitholders, that would require transferees of Common Units and, upon the request of our General Partner, existing holders of our Common Units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to utilize a federal income tax expense as a component of the pipeline’s rate base upon which tariffs may be established under FERC rate-making policies applicable to entities that pass-through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented and 15% or more of our outstanding Common Units are held by persons who are not Eligible Holders, we will have the right to redeem the units held by persons who are not Eligible Holders at the then-current market price. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

ETP may issue additional common units, which may increase the risk that ETP will not have sufficient available cash to maintain or increase its per unit distribution level.

The partnership agreement of ETP allows ETP to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by ETP will have the following effects:

•	unitholders’ current proportionate ownership interest in ETP will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of ETP’s common units may decline.

The payment of distributions on any additional units issued by ETP may increase the risk that ETP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations, including obligations under the notes.

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

The risks of nonpayment and nonperformance by ETP’s customers are a major concern in its business. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. ETP is subject to risks of loss resulting from nonpayment or nonperformance by its customers. The current tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by ETP’s customers. Any substantial increase in the nonpayment and nonperformance by ETP’s customers could have a material adverse effect on ETP’s results of operations and operating cash flows.

ETP is exposed to claims by third parties related to the claims that were previously brought against us and ETP by the FERC.

On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other occasions from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of ETP’s index-priced physical gas purchases in the Houston Ship Channel. The FERC alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by the FERC under authority of the Natural Gas Act (“NGA”). The FERC alleges that ETP violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. In its Order and Notice, the FERC also alleged that ETP manipulated daily prices at the Waha and Permian Hubs in west Texas on two dates. The FERC also alleged that one of ETP’s intrastate pipelines violated various FERC regulations by, among other things, granting undue preferences in favor of an affiliate. In its Order and Notice, the FERC specified that it was seeking $69.9 million in disgorgement of profits, plus interest, and $82.0 million in civil penalties relating to these market manipulation claims. The FERC specified that it was also seeking to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at market-based prices.

In February 2008, the FERC’s Enforcement Staff also recommended that the FERC pursue market manipulation claims related to ETP’s trading activities in October 2005 for November 2005 monthly deliveries, a period not previously covered by the FERC’s allegations in the Order and Notice, and that ETP be assessed an additional civil penalty of $25.0 million and be required to disgorge approximately $7.3 million of alleged unjust profits related to this additional month.

On August 26, 2009, ETP entered into a settlement agreement with the FERC’s Enforcement Staff with respect to the pending FERC claims against ETP and on September 21, 2009, the FERC approved the settlement agreement without modification. The agreement settles all outstanding FERC claims against ETP and provides that ETP make a $5.0 million payment to the federal government and establish a $25.0 million fund for the purpose of settling related third-party claims against ETP, including existing litigation claims as well as any new claims that may be asserted against this fund. An administrative law judge appointed by the FERC will determine the validity of any third party claim against this fund. Any party who receives money from this fund will be required to waive all claims against ETP related to this matter. Pursuant to the settlement agreement, the FERC will make no findings of fact or conclusions of law. In addition, the settlement agreement specifies that by exceeding the settlement agreement, ETP does not admit or concede to the FERC or any third party any actual or potential fault, wrongdoing or liability in connection with ETP’s alleged conduct related to the FERC claims. The settlement agreement also requires ETP to maintain specified compliance programs and to conduct independent annual audits of such programs for a two-year period.

We made the $5.0 million payment and established the $25.0 million fund in October 2009. The allocation of the $25.0 million fund is expected to be determined in 2010.

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

In February 2008, we were served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producer/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel. ETP filed an original action in Harris County state court seeking a stay of the arbitration on the ground that the action is not arbitrable, and the state court granted our motion for summary judgment on that issue. This action is currently on appeal before the First Court of Appeals, Houston, Texas.

In October 2007, a consolidated class action complaint was filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the CEA. It is further alleged that during the class period from December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit ETP’s natural gas physical and financial trading positions, and that ETP intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP violated the CEA by knowingly aiding and abetting violations of the CEA. The plaintiffs state that this allegedly unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to the plaintiffs and all other members of the putative class who sold natural gas futures or who purchased and/or sold natural gas options contracts on NYMEX during the class period. The plaintiffs have requested certification of their suit as a class action and seek unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. On March 20, 2008, the plaintiffs filed a second consolidated class action complaint. In response to this new pleading, on May 5, 2008, ETP filed a motion to dismiss the complaint. On March 26, 2009, the court issued an order dismissing the complaint, with prejudice, for failure to state a claim. On April 9, 2009, the plaintiffs moved for reconsideration of the order dismissing the complaint, and on August 26, 2009, the court denied the plaintiffs’ motion for reconsideration. On September 28, 2009, these decisions were appealed by the plaintiffs to the United States Court of Appeals for the 5th Circuit, and the appeal is currently in briefing stage before the court.

In March 2008, a second class action complaint was filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law. The complaint further alleges that during this period ETP exerted monopoly power to suppress the price for these transactions to non-competitive levels in order to benefit ETP’s own physical natural gas positions. The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief. On May 19, 2008, ETP filed a motion to dismiss this complaint. On March 26, 2009, the court issued an order dismissing the complaint. The court found that the plaintiffs failed to state a claim on all causes of action and for antitrust injury, but granted leave to amend. On April 23, 2009, the plaintiffs filed a motion for leave to amend to assert a claim for common law fraud and attached a proposed amended complaint as an exhibit. ETP opposed the motion and cross-moved to dismiss. On August 7, 2009, the court denied the plaintiff’s motion and granted ETP’s motion to dismiss the complaint. On September 10, 2009, this decision was appealed by the plaintiff to the United States Court of Appeals for the 5th Circuit, and the appeal is currently in briefing stage before the court.

ETP is expensing the legal fees, consultants’ fees and other expenses relating to these matters in the periods in which such costs are incurred. We do not have any accruals for litigation and other contingencies as of December 31, 2009. Although the $25.0 million fund required by the settlement agreement with the FERC is to be applied to resolve third party claims, including the existing third party litigation described above, it is possible that the amount ETP becomes obliged to pay to resolve third party litigation related to these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of the fund. In accordance with applicable accounting standards, ETP will review the amount of their accrual related to these matters as developments related to these matters occur and ETP will adjust their accrual if ETP determines that it is probable that the amount ETP may ultimately become obliged to pay as a result of the final resolution of these matters is greater than the amount of ETP’s accrual for these matters. As ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce ETP’s cash available to service ETP’s indebtedness either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP may experience a material adverse impact on its results of operations and its liquidity.

The profitability of certain activities in ETP’s midstream and intrastate transportation and storage operations are largely dependent upon natural gas commodity prices, price spreads between two or more physical locations and market demand for natural gas and NGLs, which are factors beyond ETP’s control and have been volatile.

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

For a portion of the natural gas gathered and processed at the North Texas System and Southeast Texas System, ETP enters into percentage-of-proceeds arrangements, keep-whole arrangements, and processing fee agreements pursuant to which ETP agrees to gather and process natural gas received from the producers. Under percentage-of-proceeds arrangements, ETP generally sells the residue gas and NGLs at market prices and remits to the producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, ETP delivers an agreed upon percentage of the residue gas and NGL volumes to the producer and sells the volumes it keeps to third parties at market prices. Under these arrangements, ETP’s revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have an adverse effect on ETP’s results of operations. Under keep-whole arrangements, ETP generally sells the NGLs produced from its gathering and processing operations to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, ETP must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, ETP’s revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs if ETP is not able to bypass its processing plants and sell the unprocessed natural gas. Under processing fee agreements, we process the gas for a fee. If recoveries are less than those guaranteed the producer, ETP may suffer a loss by having to supply liquids or its cash equivalent to keep the producer whole with regard to contractual recoveries.

In the past, the prices of natural gas and NGLs have been extremely volatile, and ETP expects this volatility to continue. For example, during ETP’s year ended December 31, 2009, the NYMEX settlement price for the prompt month contract ranged from a high of $6.14 per MMBtu to a low of $2.84 per MMBtu. A composite of the Mt. Belvieu average NGLs price based upon ETP’s average NGLs composition during ETP’s year ended December 31, 2009 ranged from a high of approximately $1.17 per gallon to a low of approximately $0.57 per gallon.

ETP’s Oasis pipeline, East Texas pipeline, ET Fuel System and HPL System receive fees for transporting natural gas for its customers. Although a significant amount of the pipeline capacity of the East Texas pipeline and various pipeline segments of the ET Fuel System is committed under long-term fee-based contracts, the remaining capacity of ETP’s transportation pipelines is subject to fluctuation in demand based on the markets and prices for natural gas, which factors may result in decisions by natural gas producers to reduce production of natural gas during periods of lower prices for natural gas or may result in decisions by end-users of natural gas to reduce consumption of these fuels during periods of higher prices for these fuels. ETP’s fuel retention fees are also directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase ETP’s fuel retention fees, and decreases in natural gas prices tend to decrease its fuel retention fees.

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

From time to time, ETP has sought to limit a portion of the adverse effects resulting from changes in natural gas and other commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by ETP’s marketing and/or system optimization activities. To the extent that ETP hedges its commodity price and interest rate exposures, it foregoes the benefits it would otherwise experience if commodity prices or interest rates were to change in ETP’s favor. In addition, even though monitored by management, ETP’s derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to ETP’s physical or financial positions or hedging policies and procedures are not followed.

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

Transwestern derives a significant portion of its revenue from charging its customers for reservation of capacity, which revenues Transwestern receives regardless of whether these customers actually use the reserved capacity. Transwestern also generates revenue from transportation of natural gas for customers without reserved capacity. If the reserves available through the supply basins connected to Transwestern’s systems decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission or a decrease in demand for natural gas transportation on the Transwestern system over the long run.

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

Consistent with ETP’s acquisition strategy, management is continuously engaged in discussions with potential sellers regarding the possible acquisition of additional assets or businesses. Such acquisition efforts may involve ETP management’s participation in processes that involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which ETP believes it is the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We cannot guarantee that ETP’s current or future acquisition efforts will be successful or that any such acquisition will be completed on terms considered favorable to ETP.

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

If ETP consummates future acquisitions, its capitalization and results of operations may change significantly. As ETP determines the application of its funds and other resources, Unitholders will not have an opportunity to evaluate the economics, financial and other relevant information that ETP will consider.

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

One of the ways that ETP has grown its business is through the construction of additions to its existing gathering, compression, treating, processing and transportation systems. The construction of a new pipeline or the expansion of an existing pipeline, by adding additional compression capabilities or by adding a second pipeline along an existing pipeline, and the construction of new processing or treating facilities, involve numerous regulatory, environmental, political and legal uncertainties beyond ETP’s control and require the expenditure of significant amounts of capital that ETP will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If ETP undertakes these projects, they may not be completed on schedule, at all or at the budgeted cost. ETP currently has several major expansion and new build projects planned or underway, including the Fayetteville Express pipeline and the Tiger pipeline. A variety of factors outside ETP’s control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third party contractors has resulted in, and may continue to result in, increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on ETP’s results of operations and cash flows. Moreover, ETP’s revenues may not increase immediately following the completion of a particular project. For instance, if ETP builds a new pipeline, the construction will occur over an extended period of time, but ETP may not materially increase its revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as ETP’s ability to obtain commitments from producers in this area to utilize the newly constructed pipelines. In this regard, ETP may construct facilities to capture anticipated future growth in natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve ETP’s expected investment return, which could adversely affect its results of operations and financial condition.

ETP depends on certain key producers for its supply of natural gas on the Southeast Texas System and North Texas System and the loss of any of these key producers could adversely affect its financial results.

For ETP’s year ended December 31, 2009, EnCana Oil and Gas (USA), Inc., XTO Energy Inc. (“XTO”), SandRidge Energy Inc. and EnerVest Operating, LLC, supplied ETP with approximately 70% of the Southeast Texas System’s natural gas supply. In December 2009, Exxon Mobil Corporation (“ExxonMobil”) and XTO announced an agreement whereby ExxonMobil will acquire XTO. For ETP’s year ended December 31, 2009, Chesapeake Energy Marketing, Inc., XTO, EOG Resources, Inc., and EnCana Oil and Gas (USA), Inc., supplied ETP with approximately 84% of the North Texas System’s natural gas supply. ETP is not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply ETP, ETP would be adversely affected unless it was able to acquire comparable supplies of natural gas from other producers.

ETP depends on key customers to transport natural gas through its pipelines.

ETP has nine- and ten-year fee-based transportation contracts with XTO that terminate in 2013 and 2017, respectively, pursuant to which XTO has committed to transport certain minimum volumes of natural gas on pipelines in our ET Fuel System. ExxonMobil’s pending acquisition of XTO, expected to be completed in the second quarter of 2010, is not expected to result in any changes to these commitments. ETP also has an eight-year fee-based transportation contract with TXU Portfolio Management Company, L.P., a subsidiary of TXU Corp. (“TXU Shipper”) to transport natural gas on the ET Fuel System to TXU’s electric generating power plants. ETP has also entered into two eight-year natural gas storage contracts that terminate in 2012 with TXU Shipper to store natural gas at the two natural gas storage facilities that are part of the ET Fuel System. Each of the contracts with TXU Shipper may be extended by TXU Shipper for two additional five-year terms. The failure of XTO Energy or TXU Shipper to fulfill their contractual obligations under these contracts could have a material adverse effect on ETP’s cash flow and results of operations if ETP was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

The major shippers on ETP’s intrastate transportation pipelines include XTO, EOG Resources, Inc., Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc. and Quicksilver Resources, Inc. These shippers have long-term contracts that have remaining terms ranging from 2 to 11 years.

Transwestern generates the majority of its revenues from long-term and short-term firm transportation contracts with natural gas producers, local distribution companies and end-users. During 2009, ConocoPhillips, Salt River Project and BP Energy Company collectively accounted for 32% of Transwestern’s total revenues.

The failure of the major shippers on our intrastate and interstate transportation pipelines to fulfill their contractual obligations could have a material adverse effect on ETP’s and our cash flow and results of operations if ETP was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

With respect to ETP’s interstate transportation operations, MEP, the joint venture entity formed to construct and operate the Midcontinent Express pipeline, has secured predominantly 10-year firm transportation contracts from a small number of major shippers for all of the current 1.4 Bcf/d of capacity on the Midcontinent Express pipeline. MEP has also secured firm transportation commitments related to additional capacity on the Midcontinent Express pipeline, which expansion was approved by the FERC in September 2009. The planned capacity expansions to 1.8 Bcf/d are expected to be completed in the latter part of 2010. FEP has secured binding 10-year commitments from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express pipeline project. In connection with our Tiger pipeline project, ETP has entered into an agreement with Chesapeake Energy Marketing, Inc. that provides for a 15-year commitment for firm transportation capacity of approximately 1.0 Bcf/d. ETP has also entered into agreements with EnCana Marketing (USA), Inc. and other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline, bringing the initial design capacity to 2.0 Bcf/d in the aggregate. In February 2010, we announced that we had entered into a 10-year commitment for an additional 400 MMcf/d. The failure of these key shippers to fulfill their contractual obligations could have a material adverse effect on ETP’s cash flow and results of operations if ETP was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

Federal, state or local regulatory measures could adversely affect the business and operations of ETP’s midstream and intrastate assets.

ETP’s midstream and intrastate transportation and storage operations are generally exempt from FERC regulation under the NGA, but FERC regulation still significantly affects its business and the market for its products. The rates, terms and conditions of some of the transportation and storage services ETP provides on the HPL System, the East Texas pipeline, the Oasis pipeline and the ET Fuel System are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation and storage must be fair and equitable amounts. Amounts collected in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service, set forth in the pipeline’s statement of operating conditions, are subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than its currently approved rates, ETP may suffer a loss of revenue. Failure to observe the service limitations applicable to storage and transportation service under Section 311, and failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status and/or the imposition of administrative, civil and criminal penalties.

FERC has adopted new market-monitoring and annual and quarterly reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to FERC’s NGA jurisdiction, such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. These regulations may result in administrative burdens and additional compliance costs for ETP.

ETP holds transportation contracts with interstate pipelines that are subject to FERC regulation. As a shipper on an interstate pipeline, ETP is subject to FERC requirements related to use of the interstate capacity. Any failure on ETP’s part to comply with the FERC’s regulations or orders could result in the imposition of administrative, civil and criminal penalties.

ETP’s intrastate transportation and storage operations are subject to state regulation in Texas, New Mexico, Arizona, Louisiana, Utah and Colorado, the states in which ETP operates these types of natural gas facilities. ETP’s intrastate transportation operations located in Texas are subject to regulation as common purchasers and as gas utilities by the TRRC. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates ETP charges for transportation and storage services are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, ETP’s business may be adversely affected.

ETP’s midstream and intrastate transportation operations are also subject to ratable take and common purchaser statutes in Texas, New Mexico, Arizona, Louisiana, Utah and Colorado. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting ETP’s right as an owner of gathering facilities to decide with whom ETP contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which ETP operates have adopted complaint-based or other limited economic regulation of natural gas gathering activities. States in which ETP operates that have adopted some form of complaint-based regulation, like Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering rates and access. Other state and local regulations also affect ETP’s business.

ETP’s storage facilities are also subject to the jurisdiction of the TRRC. Generally, the TRRC has jurisdiction over all underground storage of natural gas in Texas, unless the facility is part of an interstate gas pipeline facility. Because the natural gas storage facilities of the ET Fuel System and HPL System are only connected to intrastate gas pipelines, they fall within the TRRC’s jurisdiction and must be operated pursuant to TRRC permit. Certain changes in ownership or operation of TRRC-jurisdictional storage facilities, such as facility expansions and increases in the maximum operating pressure, must be approved by the TRRC through an amendment to the facility’s existing permit. In addition, the TRRC must approve transfers of the permits. Texas laws and regulations also require all natural gas storage facilities to be operated to prevent waste, the uncontrolled escape of gas, pollution and danger to life or property. Accordingly, the TRRC requires natural gas storage facilities to implement certain safety, monitoring, reporting and record-keeping measures.

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

Laws, regulations and policies governing interstate natural gas pipeline rates could affect the ability of ETP’s interstate pipelines to establish rates, to charge rates that would cover future increases in its costs, or to continue to collect rates that cover current costs. NGA-jurisdictional natural gas companies must charge rates that are deemed just and reasonable by the FERC. The rates charged by natural gas companies are generally required to be on file with the FERC in FERC-approved tariffs. Pursuant to the NGA, existing tariff rates may be challenged by complaint and rate increases proposed by the natural gas company may be challenged by protest. ETP also may be limited by the terms of negotiated rate agreements from seeking future rate increases, or constrained by competitive factors from charging its FERC-approved maximum just and reasonable tariff rates. Further, rates must, for the most part, be cost-based and the FERC has the ability, on a prospective basis, to order refunds of amounts collected under rates that have been found by the FERC to be in excess of a just and reasonable level.

Transwestern made a general rate case filing under Section 4 of the NGA in September 2006. The rates in this proceeding were settled and are final and no longer subject to refund. Transwestern is not required to file a new general rate case until October 2011. However, shippers (other than shippers that have agreed, as parties to the Stipulation and Agreement, not to challenge Transwestern’s tariff rates through the remaining term of the settlement) have the statutory ability to challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint.

Most of the rates to be paid by the initial shippers on the Midcontinent Express pipeline are established pursuant to long-term, negotiated rate transportation agreements. Other prospective shippers on Midcontinent Express pipeline that elect not to pay a negotiated rate for service may opt instead to pay a cost-based recourse rate established by the FERC as part of Midcontinent Express pipeline’s certificate of public convenience and necessity. Negotiated rate agreements generally provide a degree of certainty to the pipeline and shipper as to a fixed rate during the term of the relevant transportation agreement, but such agreements can limit the pipeline’s future ability to collect costs associated with construction and operation of the pipeline that might be higher than anticipated at the time the negotiated rate agreement was entered. FERC applications for authorization to construct, own and operate the Fayetteville Express pipeline and the Tiger pipeline were filed on June 15, 2009 and August 31, 2009, respectively. On December 17, 2009, the FERC issued an order granting authorization to construct, own and operated the Fayetteville Express pipeline, subject to certain conditions. While FEP has accepted the FERC’s certificate authorization, this order is subject to a limited request for rehearing and possible judicial review. FERC has not yet determined whether the Tiger pipeline should be granted the requested authority. ETP cannot predict if, or when and with what conditions, FERC authorization for the Tiger pipeline will be granted.

Any successful challenge to the rates of ETP’s interstate natural gas companies, whether brought by complaint, protest or investigation, could reduce its revenues associated with providing transportation services on a prospective basis. We and ETP cannot guarantee that ETP’s interstate pipelines will be able to recover all of their costs through existing or future rates.

The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes in their regulated rates has been subject to extensive litigation before the FERC and the courts, and the FERC’s current policy is subject to future refinement or change.

The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, ETP thus remains eligible to include an income tax allowance in the tariff rates its charges for interstate natural gas transportation. The application of that policy remains subject to future refinement or change by the FERC. With regard to rates charged and collected by Transwestern, the allowance for income taxes as a cost-of-service element in ETP’s tariff rates is generally not subject to challenge prior to the expiration of its settlement agreement in 2011.

The interstate pipelines are subject to laws, regulations and policies governing terms and conditions of service, which could adversely affect their business and operations.

In addition to rate oversight, the FERC’s regulatory authority extends to many other aspects of the business and operations of ETP’s interstate pipelines, including:

•	terms and conditions of service;

•	the types of services interstate pipelines may offer their customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	reporting and information posting requirements;

•	accounts and records; and

•	relationships with affiliated companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome. Future changes to laws, regulations and policies in these areas may impair the ability of ETP’s interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.

We must on occasion rely upon rulings by FERC or other governmental authorities to carry out certain of our business plans. For example, in order to carry out our plan to construct the Fayetteville Express and Tiger pipelines we had have to, among other things, file and support before FERC NGA Section 7(c) applications for certificates of public convenience and necessity to build, own and operate such facilities. Although the FERC has authorized the construction and operation of the Fayetteville Express pipeline, subject to certain conditions, this order is still subject to limited rehearing and possible judicial review. The FERC has not yet ruled upon the Tiger pipeline application and we and ETP cannot guarantee that the FERC will authorize construction and operation of that pipeline or any future interstate natural gas transportation project we might propose. Moreover, there is no guarantee that, if granted, certificate authority for the Tiger pipeline, or any future interstate projects, will be granted in a timely manner or will be free from potentially burdensome conditions.

Similarly, ETP was required to obtain from FERC a certificate of public convenience and necessity to build, own and operate the Midcontinent Express pipeline. Although the FERC has granted us such certificate authority, the FERC’s certificate order is currently pending judicial review before the United States Court of Appeals for the District of Columbia Circuit. We cannot guarantee that the court will affirm, in all material respects, the FERC’s July 25, 2008 Midcontinent Express certificate order, or that the FERC will not materially alter the certificate order on any remand that might be ordered by the court. There are also pending requests for rehearing related to certain of the FERC’s post-certification orders related to the MEP project. We cannot guarantee that these post-certification orders will not be altered on rehearing or that these orders will not be subject to judicial review.

Failure to comply with all applicable FERC-administered statutes, rules, regulations and orders, could bring substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation. The FERC possesses similar authority under the NGPA.

Finally, we and ETP cannot give any assurance regarding the likely future regulations under which ETP will operate its interstate pipelines or the effect such regulation could have on its business, financial condition, and results of operations.

ETP’s business involves hazardous substances and may be adversely affected by environmental regulation.

ETP’s natural gas as well as its propane operations are subject to stringent federal, state, and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit, or prevent emissions, discharges or releases of various materials from ETP’s pipelines, plants and facilities and impose substantial liabilities for pollution resulting from ETP’s operations. Several governmental authorities, such as the U.S. Environmental Protection Agency, have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.

ETP may incur substantial environmental costs and liabilities because of the underlying risk inherent to its operations. Environmental laws provide for joint and several strict liability for cleanup costs incurred to address discharges or releases of petroleum hydrocarbons or wastes on, under or from ETP’s properties and facilities, many of which have been used for industrial activities for a number of years, even if such discharges were caused by its predecessors. Private parties, including the owners of properties through which ETP’s gathering systems pass or facilities where its petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations, personal injury or property damage. The total accrued future estimated cost of remediation activities relating to ETP’s Transwestern pipeline operations expected to continue through 2018 is $8.6 million.

Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, the EPA in 2008 lowered the federal ozone standard from 0.08 parts per million to 0.075 parts per million, requiring the environmental agencies in states with areas that do not currently meet this standard to adopt new rules between to further reduce NOx and other ozone precursor emissions. The EPA recently proposed to lower the standard even further, to somewhere between 0.060 and 0.070 ppm. We have previously been able to satisfy the more stringent NOx emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no guarantee that the changes we may have to make in the future to meet the new ozone standard or other evolving standards will not require us to incur costs that could be material to our operations.

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere, there are a number of parallel initiatives to restrict or regulate emissions of greenhouse gases. On June 26, 2009, the United States House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide “cap and trade” program to reduce domestic emissions of greenhouse gases. ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions or suppliers of carbon-based fuels so that such sources could continue to emit greenhouse gases into the atmosphere or market such fuels. The market price of these allowances would be expected to increase significantly over time, thereby encouraging the use of alternative energy sources or greenhouse gas emission control technologies by imposing ever-increasing costs on the use of carbon-based fuels, including NGLs, natural gas, refined petroleum products, and oil. The United States Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas “cap and trade” programs. These programs operate similarly to the program contemplated by ACESA. Depending on the particular program, we could be required to purchase and surrender emission allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor stations) or from the combustion of fuels (e.g., natural gas or NGLs) that we process.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.v. EPA, EPA was required to determine whether greenhouse gas emissions posed an endangerment to human health and the environment and whether emissions from mobile sources, such as cars and trucks contributed to that endangerment. On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere causing other climatic changes and that mobile sources are contributing to such endangerment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding: one to reduce emissions of greenhouse gases from motor vehicles and the other to control emissions of greenhouse gases from stationary sources. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to impose regulations limiting emissions of greenhouse gases from stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including NGL fractionators and local natural gas distribution companies. Any federal greenhouse gas legislation is expected to prevent EPA from regulating greenhouse gases under existing Clean Air Act regulatory programs to some extent, but if Congress fails to pass greenhouse gas legislation, the EPA is expected to continue its announced greenhouse gas regulatory actions under the Clean Air Act. Any limitation on emissions of greenhouse gases from our equipment and operations or the requirement that we obtain allowances for such emissions, as well as the NGLs that we produce, could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or acquire allowances at the prevailing rates in the marketplace.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane and natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

Any reduction in the capacity of, or the allocations to, ETP’s shippers in interconnecting third-party pipelines could cause a reduction of volumes transported in ETP’s pipelines, which would adversely affect ETP’s revenues and cash flow.

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

ETP may be impacted by competition from other midstream, transportation and storage companies and propane companies.

ETP experiences competition in all of its markets. ETP’s principal areas of competition include obtaining natural gas supplies for the Southeast Texas System, North Texas System and HPL System and natural gas transportation customers for its transportation pipeline systems. ETP’s competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. The Southeast Texas System competes with natural gas gathering and processing systems owned by DCP Midstream, LLC. The North Texas System competes with Crosstex North Texas Gathering, LP and Devon Gas Services, LP for gathering and processing. The East Texas pipeline competes with other natural gas transportation pipelines that serve the Bossier Sands area in east Texas and the Barnett Shale region in north Texas. The ET Fuel System and the Oasis pipeline compete with a number of other natural gas pipelines, including interstate and intrastate pipelines that link the Waha Hub. The ET Fuel System competes with other natural gas transportation pipelines serving the Dallas/Ft. Worth area and other pipelines that serve the east central Texas and south Texas markets. Pipelines that ETP competes with in these areas include those owned by Atmos Energy Corporation, Enterprise Products Partners, L.P. and Enbridge, Inc. Some of ETP’s competitors may have greater financial resources and access to larger natural gas supplies than it does.

The acquisitions of the HPL System and the Transwestern pipeline increased the number of interstate pipelines and natural gas markets to which ETP has access and expanded its principal areas of competition to areas such as southeast Texas and the Texas Gulf Coast. As a result of ETP’s expanded market presence and diversification, ETP faces additional competitors, such as major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas, which may have greater financial resources and access to larger natural gas supplies than ETP does.

The Transwestern pipeline and the Midcontinent Express pipeline (and upon completion the Fayetteville Express and Tiger pipelines) compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, access to sources of supply and the flexibility and reliability of service. Natural gas competes with other forms of energy available to our customers and end-users, including for example, electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the levels of natural gas transportation volumes in the areas served by our pipelines.

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

Transwestern’s ability to operate its pipeline system on certain lands held in trust by the United States for the benefit of a Native American Tribe, which we refer to as tribal lands, will depend on its success in maintaining existing rights-of-way and obtaining new rights-of-way on those tribal lands. Securing extensions of existing and any additional rights-of-way is also critical to Transwestern’s ability to pursue expansion projects. We cannot provide any assurance that Transwestern will be able to acquire new rights-of-way on tribal lands or maintain access to existing rights-of-way upon the expiration of the current grants. Our financial position could be adversely affected if the costs of new or extended right-of-way grants cannot be recovered in rates. Transwestern’s existing right-of-way agreements with the Navajo Nation, Southern Ute, Pueblo of Laguna and Fort Mojave tribes extend through November 2029, September 2020, December 2022 and April 2019, respectively.

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

For ETP’s year ended December 31, 2009, approximately 26% of its sales of natural gas was to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are increasingly reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are many companies of greatly varying size and financial capacity that compete with ETP in the marketing of natural gas, ETP often competes in the end-user and utilities markets primarily on the basis of price. The inability of ETP’s management to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on ETP’s profitability.

ETP’s storage business may depend on neighboring pipelines to transport natural gas.

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

ETP’s pipeline operations are subject to regulation by the DOT, under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas”. Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of ETP’s current pipeline integrity testing programs, ETP estimates that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $20.5 million and operating and maintenance costs of $20.4 million over the course of the next year. For the years ended December 31, 2009 and 2008, $31.4 million and $23.3 million, respectively, of capital costs and $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

Since weather conditions may adversely affect demand for propane, ETP’s financial conditions may be vulnerable to warm winters.

Weather conditions have a significant impact on the demand for propane for heating purposes because the majority of ETP’s customers rely heavily on propane as a heating fuel. Typically, ETP sells approximately two-thirds of its retail propane volume during the peak-heating season of October through March. ETP’s results of operations can be adversely affected by warmer winter weather, which results in lower sales volumes. In addition, to the extent that warm weather or other factors adversely affect ETP’s operating and financial results, its access to capital and its acquisition activities may be limited. Variations in weather in one or more of the regions where ETP operates can significantly affect the total volume of propane that ETP sells and the profits realized on these sales. Agricultural demand for propane may also be affected by weather, including unseasonably cold or hot periods or dry weather conditions that impact agricultural operations.

A natural disaster, catastrophe or other event could result in severe personal injury, property damage and environmental damage, which could curtail ETP’s operations and otherwise materially adversely affect its cash flow and, accordingly, affect the market price of its Common Units.

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

If one or more facilities that are owned by ETP or that deliver natural gas or other products to ETP are damaged by severe weather or any other disaster, accident, catastrophe or event, ETP’s operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply ETP’s facilities or other stoppages arising from factors beyond its control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by ETP’s operations, or which causes it to make significant expenditures not covered by insurance, could reduce ETP’s cash available for paying distributions to its Unitholders, including us, and accordingly, adversely affect the market price of its Common Units.

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

During 2009, ETP purchased approximately 50.3%, 14.3% and 15.1% of its propane from Enterprise, Targa and M.P. Oils, Ltd., respectively. Enterprise is a subsidiary of Enterprise GP, an entity that owns approximately 17.6% of ETE’s outstanding Common Units and a 40.6% non-controlling equity interest in our General Partner. Titan purchases the majority of its propane from Enterprise pursuant to an agreement that expires in 2010 and contains renewal and extension options. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Supply from Canada is subject to the additional risk of disruption associated with foreign trade such as trade restrictions, shipping delays and political, regulatory and economic instability.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us or ETP as a corporation for federal income tax purposes or if we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to Unitholders.

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

Current law may change, causing us or ETP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or ETP to entity-level taxation. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Specifically, federal income tax legislation has been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships and recharacterizes certain types of income received from partnerships. We or ETP are unable to predict whether any of these changes, or other proposals, will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our or ETP’s Common Units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

If the IRS contests the federal income tax positions we or ETP takes, the market for our Common Units or ETP Common Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders.

Neither we nor ETP have requested a ruling from IRS with respect to our treatment as partnerships for federal income tax purposes. The IRS may adopt positions that differ from the positions we or ETP take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or ETP take. A court may not agree with some or all of the positions we or ETP take. Any contest with the IRS may materially and adversely impact the market for our Common Units or ETP’s Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us or ETP, and therefore indirectly by us, as a Unitholder and as the owner of the general partner of ETP, reducing the cash available for distribution to our Unitholders.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our Unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, Unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from the taxation of their share of our taxable income. In such case, Unitholders would still be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income regardless of the amount, if any, of any cash distributions they receive from us.

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

Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and generally pay tax on their share of our taxable income.

We treat each purchaser of Common Units as having the same tax benefits without regard to the actual Common Units purchased. The IRS may challenge this treatment, which could result in a Unitholder owing more tax and may adversely affect the value of the Common Units.

The IRS may challenge the manner in which we calculate our Unitholder’s basis adjustment under Section 743(b) of the Internal Revenue Code. If so, because neither we nor a Unitholder can identify the units to which this issue relates once the initial holder has traded them, the IRS may assert adjustments to all Unitholders selling units within the period under audit as if all Unitholders owned such units.

Any position we take that is inconsistent with applicable Treasury Regulations may have to be disclosed on our federal income tax return. This disclosure increases the likelihood that the IRS will challenge our positions and propose adjustments to some or all of our Unitholders.

A successful IRS challenge to this position or other positions we may take could adversely affect the amount of taxable income or loss allocated to our Unitholders. It also could affect the gain from a Unitholder’s sale of Common Units and could have a negative impact on the value of the Common Units or result in audit adjustments to our Unitholders’ tax returns without the benefit of additional deductions. Moreover, because one of our subsidiaries that is organized as a C corporation for federal income tax purposes owns units in us, a successful IRS challenge could result in this subsidiary having more tax liability than we anticipate and, therefore, reduce the cash available for distribution to our partnership and, in turn, to our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our Common Units.

In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or ETP conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Substantially all of our pipelines, which are described in Item 1, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. We also own and operate three natural gas storage facilities, including the Bammel facility, and own or lease other natural gas treating and conditioning facilities in connection with our midstream operations.

We own substantially all of the bulk storage facilities at our customer service locations for our propane operations and have entered into long-term leases for those that we do not own. We believe that the increasing difficulty associated with obtaining permits for new propane distribution locations makes our high level of site ownership and control a competitive advantage. We own approximately 50.9 million gallons of above-ground storage capacity at our various propane plant sites and have leased an aggregate of approximately 15.0 million gallons of underground storage facilities in Michigan, Arizona, New Mexico and Texas and smaller storage facilities in other locations. We do not own or operate any underground propane storage facilities (excluding customer and local distribution tanks) or propane pipeline transportation assets (other than local delivery systems).

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

We own an office building for our executive office in Dallas, Texas, and office buildings in Helena, Montana and San Antonio, Texas. We also own a field office building in Fruita, Colorado and lease office facilities in Houston, Texas, Florence, Kentucky, Tulsa, Oklahoma, Wexford, Pennsylvania, Bridgeport, West Virginia and Denver, Colorado. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 2009, we utilized approximately 172 transport truck tractors, 275 transport trailers, 19 railroad tank cars, 2,000 bobtails and 3,154 other delivery and service vehicles, all of which we own. As of December 31, 2009, we owned approximately 1,200,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. HOLP’s customer storage tanks are pledged as collateral to secure the obligations of HOLP to its banks and the holders of its notes.

We utilize a variety of trademarks and trade names in our propane operations that we own or have secured the right to use, including “Heritage Propane”, “Titan Propane,” and “Relationships Matter.” These trademarks and trade names have been registered or are pending registration before the United States Patent and Trademark Office or the various jurisdictions in which the trademarks or trade names are used. We believe that our strategy of retaining the names of the companies we have acquired has maintained the local identification of these companies and has been important to the continued success of these businesses. Some of our most significant trade names include Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas, Carolane Propane Gas, Gas Service Company, EnergyNorth Propane, Gibson Propane, Guilford

Gas, Holton’s L.P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, ProFlame, Rural Bottled Gas and Appliance, ServiGas, and V-1 Propane, Coast Gas, Empiregas, Flame Propane, Graves Propane, Heritage Propane Express and Synergy Gas. We regard our trademarks, trade names and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material legal or governmental proceedings against us or our Operating Companies, or contemplated to be brought against us or our Operating Companies, under the various environmental protection statutes to which they are subject, except for the December 21, 2009 Compliance Order on Consent issued by the Colorado Department of Public Health and Environment Air Pollution Control Division, as discussed above under “Item 1, Business – Environmental Matters.”

For a description of legal proceedings, see note 11 to our consolidated financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Parent Company

Market Price of and Distributions on the Common Units and Related Unitholder Matters

The Parent Company’s Common Units are listed on the NYSE under the symbol “ETE”. The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE Composite Transaction Tape, and the amount of cash distributions paid per Common Unit since the Parent Company’s initial public offering (“IPO”) in February 2006.

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2009
Fourth Quarter Ended December 31, 2009	$31.00	$26.88	$0.5400
Third Quarter Ended September 30, 2009	30.46	24.25	0.5350
Second Quarter Ended June 30, 2009	27.14	20.66	0.5350
First Quarter Ended March 31, 2009	22.43	15.90	0.5250

Fiscal Year 2008
Fourth Quarter Ended December 31, 2008	$22.35	$12.75	$0.5100
Third Quarter Ended September 30, 2008	30.31	19.00	0.4800
Second Quarter Ended June 30, 2008	35.02	28.47	0.4800
First Quarter Ended March 31, 2008	35.26	26.99	0.4400

(1)	Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “Cash Distribution Policy” for a discussion of our policy regarding the payment of distributions.

Description of Units

As of February 16, 2010, there were approximately 39,600 individual Common Unitholders, which includes Common Units held in street name. Common Units represent limited partner interest in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).

As of December 31, 2009, Common Units represent an aggregate 99.7% limited partner interest in us. Our General Partner owns an aggregate 0.31% General Partner interest in us. Our Common Units are registered under the Exchange Act, as amended, and are listed for trading on the NYSE. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “– Cash Distribution Policy”.

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

Definition of Available Cash. Available Cash is defined in the Parent Company’s Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to:

•	provide for the proper conduct of its business;

•	comply with applicable law and/or debt instrument or other agreement; and

•	provide funds for distributions to Unitholders and its General Partner in respect of any one or more of the next four quarters.

The total amount of distributions declared is reflected in Note 7 to our consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Currently, the Parent Company has no separate operating activities apart from those conducted by the Operating Companies. The table below reflects the consolidated operations of the Parent Company including the operations of ETP and its consolidated subsidiaries, except as indicated below.

In November 2007, we changed our fiscal year end from August 31 to December 31 and, in connection with such change, we have reported financial results for a four-month transition period ended December 31, 2007.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

	Years Ended December 31,		Four Months Ended December 31, 2007	Years Ended August 31,
Statement of Operations Data:	2009	2008		2007	2006	2005
Revenues:
Intrastate transportation and storage segment	$2,391,544	$5,634,604	$1,254,401	$3,915,932	$5,013,224	$2,608,108
Interstate transportation segment (a)	270,213	244,224	76,000	178,663	-	-
Midstream segment	2,441,160	5,342,393	1,166,313	2,853,496	4,223,544	3,246,772
Retail propane and other retail propane related segment	1,292,583	1,624,010	511,258	1,284,867	879,556	709,473
All other	21,665	16,201	5,892	121,278	102,028	75,700
Eliminations	(999,870)	(3,568,065)	(664,522)	(1,562,199)	(2,359,256)	(471,255)

Total revenues	5,417,295	9,293,367	2,349,342	6,792,037	7,859,096	6,168,798

Gross margin	2,295,239	2,355,287	675,688	1,713,831	1,290,780	787,283
Depreciation and amortization	325,024	274,372	75,406	191,383	129,636	105,751
Operating income	1,110,398	1,098,903	316,651	809,336	575,540	297,921
Interest expense, net of interest capitalized	468,420	357,541	103,375	279,986	150,646	101,061
Income from continuing operations before income tax expense	707,100	683,562	192,758	563,359	433,907	201,795
Income tax expense (b)	9,229	3,808	9,949	11,391	23,015	4,397
Income from continuing operations (c)	697,871	679,754	182,809	551,968	410,892	197,398
Net income attributable to noncontrolling interest (c)	255,398	304,710	90,132	232,608	303,752	96,946
Basic income from continuing operations per limited partner unit (d)	1.98	1.68	0.41	1.56	0.80	0.89
Diluted income from continuing operations per limited partner unit (d)	1.98	1.68	0.41	1.55	0.79	0.75
Cash distribution per unit	2.14	1.91	0.55	1.46	2.56	2.66

Balance Sheet Data (at period end):
Current assets	1,267,959	1,180,995	1,403,796	1,050,578	1,302,736	1,453,730
Total assets	12,160,509	11,069,902	9,462,094	8,183,089	5,924,141	4,905,672
Current liabilities	889,745	1,208,921	1,241,433	932,815	1,020,787	1,244,785
Long-term debt, less current maturities	7,750,998	7,190,357	5,870,106	5,198,676	3,205,646	2,275,965
Equity	3,220,251	2,339,316	2,091,156	1,835,300	1,484,878	1,123,998

Other Financial Data:
Cash flow provided by operating activities	723,461	1,143,720	208,635	1,006,320	502,928	155,086
Cash flow used in investing activities	(1,345,756)	(2,015,585)	(995,943)	(2,158,090)	(1,244,406)	(1,131,117)
Cash flow provided by financing activities	598,587	907,331	766,515	1,202,916	734,223	926,638
Capital expenditures:
Maintenance (accrual basis)	102,652	140,968	48,998	89,226	51,826	41,054
Growth (accrual basis)	530,333	1,921,679	604,371	998,075	677,861	155,405
Cash (received in) paid for acquisitions	(30,367)	84,783	337,092	90,695	586,185	1,131,844

(a)	Our interstate transportation operations began in fiscal 2007 with the acquisition of Transwestern pipeline.

(b)	As a partnership, we are generally not subject to income taxes. However, our subsidiaries, Oasis Pipe Line Company, Heritage Holdings, Heritage Service Corporation and Titan Propane Services, Inc. are corporations subject to income taxes.

(c)	On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, now incorporated into ASC 810-10. Certain adjustments have been made to prior period information to conform to current period presentation related to the adoption. See Note 2 to our consolidated financial statements for further discussion.

(d)	See Note 5 to our consolidated financial statements for a discussion of the computation of income per limited partner unit.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Energy Transfer Equity, L.P. is a Delaware limited partnership, whose Common Units are publicly traded on the NYSE under the ticker symbol “ETE”. ETE was formed in September 2002 and completed its IPO of 24,150,000 Common Units in February 2006.

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

Overview

Currently, our business operations are conducted only through ETP’s Operating Companies, ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and natural gas storage operations, Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”), a Delaware limited liability company engaged in interstate transportation of natural gas, and ETC Midcontinent Express Pipeline, LLC (“ETC MEP” or “MEP”), a Delaware limited liability company engaged in interstate transportation of natural gas, and HOLP and Titan, both Delaware limited partnerships engaged in retail propane operations.

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

General

Our primary objective is to increase the level of our cash distributions over time by pursuing a business strategy that is currently focused on growing our natural gas midstream and intrastate transportation and storage businesses (including transportation, gathering, compression, treating, processing, storage and marketing) and our propane business through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain additional businesses or assets. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from operations.

During the past several years, we have been successful in completing several transactions that have been accretive to our Unitholders. First and foremost was the completion of the Energy Transfer Transactions, which caused the combination of the retail propane operations of Heritage Propane Partners, L.P. and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to the combination, we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

•	ET Fuel System in June 2004

•	HPL System in January 2005

•	Titan Propane in June 2006

•	Transwestern in December 2006

•	Canyon Gathering System in October 2007

We have also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which we believe will provide additional cash flow to our Unitholders for years to come. In 2009, we completed several projects, including the Texas Independence Pipeline in August 2009. In January 2009, we completed our Southern Shale and Cleburne to Tolar pipeline projects. We also completed our Phoenix lateral pipeline in February 2009.

Our principal operations are conducted in the following segments:

•

Intrastate transportation and storage - Revenue is principally generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. The fee structure consists of a monetary fee and/or fuel retention. Excess fuel retained after consumption is sold at market prices. Our HPL System generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies.

We generate fee-based revenue from our natural gas storage facilities by contracting with third parties for their use of our storage capacity. From time to time, we utilize our excess storage capacity to inject and hold natural gas in our Bammel storage facility to take advantage of contango markets, a term to describe a pricing environment when the price of natural gas is higher in the future than the current spot price. We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market and entering a financial derivative to lock in the sale price. If we designate the related financial derivative as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices whereas the financial derivative is valued using forward natural gas prices. As a result, under fair value hedge accounting, changes in the spread between forward natural gas prices and spot market prices result in unrealized gains or losses until the underlying physical gas is withdrawn and the related financial derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. If the spread narrows between the spot and forward prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges, so that we recognize in earnings the original locked in spread.

In addition to hedging our stored natural gas, we also use financial derivatives to lock in prices on a portion of our estimated volumes exposed to natural gas price risk within our intrastate transportation segment.

During 2009, we also entered into financial derivatives to lock in spreads on a portion of our transportation system’s open capacity. Margins earned on that open capacity are dependent on price differentials at different points on our system, generally from West Texas to East Texas. We account for these financial derivatives using mark-to-market accounting and the change in value of these derivatives are recorded in earnings. As of December 31, 2009, approximately 3.4% of our capacity is hedged.

•	Interstate transportation - Revenue is primarily generated by fees earned from natural gas transportation services and operational gas sales.

•

Midstream - Revenue is principally dependent upon the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipelines as well as the level of natural gas and NGL prices.

In addition to fee-based contracts for gathering, treating and processing, we also have percent of proceeds and keep-whole contracts, which are subject to market pricing. For percent of proceeds contracts (which generally account for approximately 11% of total processed volumes), we retain a portion of the natural gas and NGLs processed as a fee. When natural gas and NGL pricing increase, the value of the percent we retain as a fee increases. Conversely, when prices of natural gas and NGL’s decrease, so does the value of the portion we retain as a fee. For keep-whole contracts (which account for approximately 24% of total processed volumes), we retain the difference between the price of NGLs and the cost of the gas to process it. In periods of high NGL prices relative to natural gas, our margins increase. During periods of low NGL prices relative to natural gas, our margins decrease or could be negative. In the event it is uneconomical to process this gas, we have the ability to bypass our processing plants to avoid negative margins that may occur from processing NGLs.

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

•	Retail propane and other retail propane related operations - Revenue is generated from the sale of propane and propane-related products and services.

Trends and Outlook

Economic forecasts indicate continued high storage levels combined with slow consumption growth are expected to keep natural gas prices from rising dramatically throughout 2010. We have mitigated much of the exposure to changing prices and demand within our operations. In our natural gas operations, a significant portion of our revenue continues to be derived from long-term fee-based arrangements, pursuant to which our customers pay us capacity reservation fees regardless of the volume of natural gas transported; however, we do recognize a portion of our revenue from fees based on actual volumes transported. In addition, we continue to evaluate and execute strategies to mitigate the impacts of changing prices. For example, during the second half of 2009, we began entering into hedges to lock in prices on a portion of our estimated volumes exposed to natural gas price risk within our intrastate transportation segment. These volumes include net retained fuel and a portion of volumes purchased at the wellhead from producers and sold at market prices. Approximately 79% of our estimated volumes exposed to natural gas price risk in 2010 is currently hedged.

With our liquid take-away capacity, we anticipate a slight increase in volumes of NGLs processed in 2010. We believe this will have a favorable impact on our fee-based business as producers will be motivated to take advantage of the favorable pricing.

ETP maintained its quarterly distributions per ETP Common Unit at a consistent rate, without increase, throughout 2009. Nevertheless, the distributions we received from ETP in 2009 increased through our ownership of the incentive distribution rights of ETP, as a result of ETP’s issuance of additional ETP Common Units. We were therefore able to increase the distributions that we paid per ETE Common Unit in 2009. Our ability to increase our distributions going forward will be dependent on ETP’s issuances of additional ETP Common Units and/or increases in its quarterly distribution per ETP Common Unit.

We and ETP are continuing our pursuit of growth through construction of new assets, expansion of our existing assets and through strategic acquisitions. To that end, we currently expect to spend between $1.2 billion and $1.3 billion for growth capital expenditures on a consolidated basis in 2010. We believe that we have sufficient liquidity to fund our announced growth projects in 2010; furthermore, we believe that our current liquidity position would provide us the financial flexibility to pursue accretive acquisitions of various sizes.

Results of Operations

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K. For periods prior to 2009, certain prior period financial statement amounts have been reclassified to conform to the 2009 presentation. These changes had no impact on net income, with the exception of changes to the presentation of noncontrolling interest resulting from the adoption of Accounting Standards Codification 810-10-65, which resulted in the reclassification of minority interest expense to net income attributable to noncontrolling interest in our consolidated statement of operations.

In November 2007, we changed our fiscal year end to the calendar year. Thus, a new fiscal year began on January 1, 2008. We completed a four-month transition period that began September 1, 2007 and ended December 31, 2007 and filed a transition report on Form 10-Q for that period in February 2008. We subsequently filed audited financial statements for the four-month transition period on Form 8-K on March 19, 2008. The results of operations contained herein cover the calendar years ended December 31, 2009 and 2008, the four-month periods ended December 31, 2007 and 2006 and the fiscal year ended August 31, 2007.

We did not recast the financial data for the prior fiscal periods because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Comparability between periods is impacted primarily by weather, fluctuations in commodity prices, volumes of natural gas sold and transported, our hedging strategies and the use of financial instruments, trading activities, basis differences between market hubs and interest rates. We believe that the trends indicated by comparison of the results for the calendar years ended December 31, 2009 and 2008 are substantially similar to what is reflected in the information for the fiscal year ended August 31, 2007.

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

Historically, the comparability of our consolidated financial statements is affected by fluctuation in natural gas prices, mainly due to natural gas sales and purchases. Since certain activities involve the purchase and sale of natural gas primarily based on either first of month index prices, gas daily average prices or a combination of both, our gas sales and purchases tend to be higher when natural gas prices are high and our gas sales and purchases tend to be lower when natural gas prices are lower. However, a change in natural gas prices is only one of several elements that impact our overall margin. Other factors include, but are not limited to, volumetric changes, our hedging strategies and the use of financial instruments, fee-based revenues and basis differences between market hubs.

Due to the high level of market volatility experienced in 2008, as well as other business considerations, the Partnership ceased its trading of financial derivative instruments that are not offset by physical positions in July 2008. As a result, the Partnership will no longer have any material exposure to market risk from these activities. Trading activities resulted in net losses of approximately $26.2 million for the year ended December 31, 2008, net losses of approximately $2.3 million for the four-month transition period ended December 31, 2007, and net gains of approximately $2.2 million for the fiscal year ended August 31, 2007.

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

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (tabular dollar amounts are expressed in thousands)

Parent Company Only Results

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended December 31,		Change
	2009	2008
Equity in earnings of affiliates	$ 526,383	$ 551,835	$ (25,452)
Selling, general and administrative expenses	(4,970)	(6,453)	1,483
Interest expense	(74,049)	(91,822)	17,773
Losses on non-hedged interest rate derivatives	(5,620)	(77,435)	71,815
Other, net	79	(1,056)	1,135

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

Gains (Losses) on Non-Hedged Interest Rate Derivatives.  The Parent Company has interest swaps that are not accounted for as hedges. Changes in the fair value of these swaps are recorded directly in earnings. The variable portion of these swaps is based on the three month LIBOR and its corresponding forward curve. Increases or decreases in gains (losses) on non-hedged interest rate derivatives are due to changes in these rates. We recorded unrealized losses on our interest rate swaps as a result of decreases in the relevant floating index rates during the periods presented.

Consolidated Results

	Years Ended December 31,		Change
	2009	2008
Revenues	$5,417,295	$9,293,367	$(3,876,072)
Cost of products sold	3,122,056	6,938,080	(3,816,024)

Gross margin	2,295,239	2,355,287	(60,048)

Operating expenses	680,893	781,831	(100,938)
Depreciation and amortization	325,024	274,372	50,652
Selling, general and administrative	178,924	200,181	(21,257)

Operating income	1,110,398	1,098,903	11,495

Interest expense, net of interest capitalized	(468,420)	(357,541)	(110,879)
Equity in earnings (losses) of affiliates	20,597	(165)	20,762
Losses on disposal of assets	(1,564)	(1,303)	(261)
Gains (losses) on non-hedged interest rate derivatives	33,619	(128,423)	162,042
Allowance for equity funds used during construction	10,557	63,976	(53,419)
Other, net	1,913	8,115	(6,202)
Income tax expense	(9,229)	(3,808)	(5,421)

Net income	$697,871	$679,754	$18,117

See the detailed discussion of revenues, costs of products sold, gross margin, operating expenses, and depreciation and amortization by operating segment below.

Interest Expense.  Interest expense increased principally due to higher levels of borrowings, which were used to finance growth capital expenditures primarily in our intrastate transportation and storage and interstate transportation segments, including capital contributions to our joint ventures.

Equity in Earnings (Losses) of Affiliates.  The increase in equity in earnings of affiliates between the periods was primarily attributable to earnings of MEP, which was placed in service in 2009. We recorded equity in earnings of MEP of $14.0 million during 2009.

Gains (Losses) on Non-Hedged Interest Rate Derivatives.  We had interest rate swaps with notional amounts totaling $2.13 billion outstanding at December 31, 2008, $625.0 million of which were settled or terminated during 2009. As of December 31, 2009, we have interest rate swaps outstanding with notional amounts totaling $1.50 billion. The losses during 2008 primarily relate to changes in the fair value of non-hedged interest rate swaps as a result of a sharp decline in the index rate, while the gains in 2009 resulted from increases in the index rate.

Allowance for Equity Funds Used During Construction.  The decrease in the allowance of equity funds used was due to the completion of the Phoenix project in February 2009.

Other Income, Net.  The decrease between the periods was primarily due to contributions in aid of construction, which exceeded our project costs during 2008.

Income Tax Expense.  As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes. Income tax expense was higher in 2009 principally due to a tax benefit resulted from trading losses incurred by one of our corporate subsidiaries in 2008.

Segment Operating Results

We evaluate segment performance based on operating income (either in total or by individual segment), which we believe is an important performance measure of the core profitability of our operations. This measure represents the basis of our internal financial reporting and is one of the performance measures used by senior management in deciding how to allocate capital resources among business segments.

For additional information regarding our business segments, see Item 1 and Notes 1 and 15 to our consolidated financial statements.

Operating income (loss) by segment is as follows:

	Years Ended December 31,		Change
	2009	2008
Intrastate transportation and storage	$618,500	$710,070	$(91,570)
Interstate transportation	138,233	124,676	13,557
Midstream	136,790	162,471	(25,681)
Retail propane and other retail propane related	229,229	114,564	114,665
All other	(8,658)	(2,032)	(6,626)
Unallocated selling, general and administrative expenses	(3,696)	(10,846)	7,150

Operating income	$1,110,398	$1,098,903	$11,495

Unallocated Selling, General and Administrative Expenses.  Selling, general and administrative expenses are allocated monthly to the Operating Companies using the Modified Massachusetts Formula Calculation (“MMFC”). The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month, which results in over or under allocation of these costs due to timing differences.

Intrastate Transportation and Storage

	Years Ended December 31,		Change
	2009	2008
Natural gas MMBtu/d - transported	12,254,168	11,187,327	1,066,841
Natural gas MMBtu/d - sold	969,601	1,389,781	(420,180)

Revenues	$2,391,544	$5,634,604	$(3,243,060)
Cost of products sold	1,393,295	4,467,552	(3,074,257)

Gross margin	998,249	1,167,052	(168,803)

Operating expenses	199,806	287,515	(87,709)
Depreciation and amortization	115,884	92,979	22,905
Selling, general and administrative	64,059	76,488	(12,429)

Segment operating income	$618,500	$710,070	$(91,570)

Volumes.  Overall volumes on our transportation pipelines were higher in 2009, principally due to the increased capacity of our pipeline system as a result of the completion of the Paris Loop, Maypearl to Malone pipeline, Carthage Loop, Southern Shale pipeline, Cleburne to Tolar pipeline, the Katy expansion and the Texas Independence Pipeline during 2008 and 2009. Natural gas sold decreased between the periods principally due to decreased demand from industrial end users and local distribution companies. Natural gas sold also includes net retained fuel, which is the excess of retained fuel less fuel consumed. Our net retained fuel volumes increased as compared to 2008.

Gross Margin.  Intrastate transportation and storage gross margin decreased between periods primarily due to the following factors:

•

We recognized $639.0 million in margin from transportation fees during 2009, an increase of approximately $41.0 million compared to 2008, primarily due to increased volumes through our transportation pipelines from the additional capacity and additional demand fees added as a result of the additional capacity.

•

We recognized approximately $137.9 million in margin from retained fuel during 2009. Our fuel retention margin is directly impacted by changes in natural gas prices and transported volumes. We experienced an increase in natural gas volumes transported between periods; however, natural gas prices for retained fuel decreased from an average of $7.90/MMBtu during 2008 to $3.54/MMBtu during 2009, resulting in a decrease to the retention margin between the periods of $168.6 million.

•

We recognized $91.5 million in margin from the sale of natural gas in 2009, which was a reduction of $37.9 million compared to 2008, primarily due to the decrease in natural gas sold as a result of lower natural gas prices, lower price differentials, and lower demand from industrial end users and local distribution companies.

•	We recognized approximately $129.5 million in net storage margin during 2009, a decrease of $3.7 million from 2008. The activity resulting in the change was as follows:

¡

We recognized margin of $98.6 million in 2009 from the sale of natural gas from our Bammel storage facility, a decrease of $92.9 million from 2008. During 2008 and 2009, we accounted for certain of our storage-related derivative instruments using mark-to-market accounting with changes in the value of these financial derivative instruments being recorded directly in earnings. During 2009, we recognized unrealized losses of $93.8 million from mark-to-market non-fair value hedge accounting adjustments; we recognized unrealized gains of $89.9 million in 2008. Additionally, we recognized realized gains of $168.8 million and $3.9 million from the settlement of derivative contracts during 2009 and 2008, respectively.

¡

Beginning in April 2009, we elected fair value hedge accounting for certain storage-related transactions. We recognized net unrealized gains of $48.6 million as a result of fair value hedge accounting.

¡	We also recognized $54.0 million and $69.5 million of non-cash lower of cost or market adjustments in 2009 and 2008, respectively.

¡	We recognized margin of approximately $39.7 million during 2009 from our third-party fee-based storage revenue, an increase of $5.7 million compared to 2008.

•

Excluding the derivatives relating to storage activities discussed above, we recognized unrealized gains of $20.9 million in 2009 and unrealized losses of $10.1 million in 2008 on financial derivatives to mitigate price risk associated with transportation activities. These amounts are included in the margin from retained fuel and the sale of natural gas discussed above.

Operating Expenses.  Intrastate transportation and storage operating expenses decreased between the periods primarily due to a decrease in the cost of natural gas consumed of $93.1 million from $149.0 million in 2008 to $55.9 million in 2009. This decrease is principally due to both a decrease in consumption volumes and a decrease in natural gas prices as compared to the prior year. In addition, we experienced a decrease in electricity costs of approximately $12.9 million between the periods. Offsetting these decreases were increases in ad valorem taxes of $15.3 million, resulting from increased property values and additions, and increases in pipeline maintenance expenses of approximately $3.4 million.

Depreciation and Amortization.  Intrastate transportation and storage depreciation and amortization expense increased primarily due to the completion of pipeline expansion projects as noted above.

Selling, General and Administrative Expenses.  Intrastate transportation and storage selling, general and administrative expenses decreased between the periods primarily due to decreased employee-related costs (including allocated overhead expenses) of approximately $9.5 million and a decrease in professional fees of approximately $2.8 million.

Interstate Transportation

	Years Ended December 31,		Change
	2009	2008
Natural gas MMBtu/d -transported	1,661,785	1,777,097	(115,312)
Natural gas MMBtu/d - sold	18,531	15,162	3,369

Revenues	$270,213	$244,224	$25,989
Operating expenses	59,343	56,906	2,437
Depreciation and amortization	48,297	37,790	10,507
Selling, general and administrative	24,340	24,852	(512)

Segment operating income	$138,233	$124,676	$13,557

Interstate transportation segment table does not include the natural gas volumes transported or sold, or the operating income of our interstate pipeline joint ventures, which is reflected below operating income in our consolidated statement of operations. During 2009, we recognized $14.0 million in equity in earnings related to our 50% joint venture investment in MEP.

Volumes.  Transported volumes decreased as compared to 2008 primarily as a result of less favorable pricing differentials between the San Juan and Permian Basins during the period.

Revenues.  Interstate transportation revenues increased between the periods by approximately $42.5 million primarily as a result of the completion of the Phoenix project in February 2009. This increase was partially offset by a $16.5 million decrease in operational gas sales primarily due to decreased natural gas prices between the periods.

Operating Expenses.  Interstate operating expenses increased between the periods due to an increase in ad valorem taxes of approximately $4.2 million resulting from increased property values related to the Phoenix pipeline expansion. The increase in ad valorem taxes was partially offset by a net decrease of $1.4 million in operating expenses primarily due to lower electric demand costs, professional fees and gas imbalance activities.

Depreciation and Amortization.  Interstate depreciation and amortization expense increased by $10.5 million between the periods primarily due to incremental depreciation associated with the completion of the San Juan lateral and Phoenix projects.

Midstream

	Years Ended December 31,		Change
	2009	2008
Natural gas MMBtu/d - sold	1,080,552	1,269,724	(189,172)
NGLs Bbls/d - sold	39,064	25,939	13,125

Revenues	$2,441,160	$5,342,393	$(2,901,233)
Cost of products sold	2,116,279	4,986,495	(2,870,216)

Gross margin	324,881	355,898	(31,017)

Operating expenses	68,989	82,872	(13,883)
Depreciation and amortization	74,787	63,287	11,500
Selling, general and administrative	44,315	47,268	(2,953)

Segment operating income	$136,790	$162,471	$(25,681)

Volumes.  The decrease in the volumes of natural gas sold was primarily due to less favorable marketing activities as compared to 2008, and the increase in NGL volumes sold was due to increased capacity to delivery NGL volumes at our Godley plant starting in January 2009.

Gross Margin.  Midstream gross margin decreased between the periods primarily due to the following factors:

•

We recognized $141.0 million in processing margin, a decrease of $53.9 million compared to the prior year. The decrease in margin was primarily due to less favorable processing conditions during the period as compared to 2008.

•

We recognized $170.2 million in gathering, processing and treating fee-based revenues, an increase of $6.4 million compared to the prior year. The increase in feed-based revenue, was principally a result of more take away capacity at our Godley plant that allowed for an increase in fee-based processing volumes.

•

We recognized $13.6 million in margin from our marketing activities during 2009. This was a favorable change between the periods of approximately $16.5 million primarily due to losses recognized from trading activities during 2008. As noted above, we ceased these trading activities in the latter part of 2008.

•	Included in the marketing activity discussed above are unrealized gains of $8.7 million and $1.3 million in 2009 and 2008, respectively, on financial derivatives related to our midstream activities.

Operating Expenses.  Midstream operating expenses decreased between the periods primarily due to a $11.4 million goodwill impairment charge related to our Canyon assets in 2008. Additionally, we experienced a decrease in compressor expense of $1.9 million, a decrease in plant operating expenses of $1.6 million and a net decrease in other operating expenses of $1.8 million. These decreases were offset by an increase in ad valorem taxes of $2.9 million due to increased property values.

Depreciation and Amortization.  Midstream depreciation and amortization expense increased between the periods primarily due to incremental depreciation from the continued expansion of our Godley plant.

Selling, General and Administrative Expenses.  Midstream selling, general and administrative expenses decreased between the periods primarily due to a decrease in employee-related costs (including allocated overhead expenses) of approximately $16.8 million. This decrease was partially offset by an increase in professional fees of $3.0 million, $10 million related to the FERC settlement and a net increase of $0.9 million in other general and administrative expenses.

Retail Propane and Other Retail Propane Related

	Years Ended December 31,		Change
	2009	2008
Retail propane gallons sold (in thousands)	568,315	601,134	(32,819)

Retail propane revenues	$1,190,523	$1,514,599	$(324,076)
Other retail propane related revenues	102,060	109,411	(7,351)
Retail propane cost of products sold	574,854	1,014,068	(439,214)
Other retail propane related cost of products sold	21,148	24,654	(3,506)

Gross margin	696,581	585,288	111,293

Operating expenses	341,935	350,280	(8,345)
Depreciation and amortization	83,476	79,717	3,759
Selling, general and administrative	41,941	40,727	1,214

Segment operating income	$229,229	$114,564	$114,665

Volumes.  Retail propane volumes decreased primarily due to the continued effects of customer conservation, the impact of the economic recession, and to a lesser extent, the decline in new home construction. These decreases were partially offset by volume increases from acquisitions that were made after January 1, 2008 and therefore were not included in the results for the full year ended December 31, 2008. We use information on temperatures based on heating degree days published by the National Oceanic and Atmospheric Administration (“NOAA”) to analyze how our volume sales are affected by temperature. Our normal temperatures are based on the average heating degree days provided by NOAA for various data points in our operating areas for the 10-year period ending December 2009. Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days. Temperatures during the year ended December 31, 2009 were 4.1% colder than normal and were just slightly colder than the year ended December 31, 2008.

Gross Margin.  Total gross margin increased $111.3 million or 19.0% for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was principally due to the benefit of the rapid decline in commodity prices in the first half of 2009 compared to the historically high commodity prices reached in 2008, which resulted in a reduction in product costs that outpaced the decline in average selling prices and the impact of mark-to-market accounting of our financial instruments. The average sales price per retail gallon sold decreased approximately 17.0% for the year ended December 31, 2009 compared to the year ended December 31, 2008 while the average cost per gallon of propane was approximately 35.0% lower during the year ended December 31, 2009 as compared to the year ended December 31, 2008. To hedge a significant portion of our propane sales commitments entered into under our customer prebuy programs, we utilize financial instruments to lock in margins. Prior to April 2009, these financial instruments were not designated as cash flow hedges for accounting purposes, and changes in market value were recorded in cost of products sold in the consolidated statements of operations. During 2009, our propane margins were positively impacted by the settlement of financial instruments related to sales commitments that were entered into in 2008. We recognized unrealized losses of $45.6 million on these financial instruments during 2008 and we recognized unrealized gains of $45.6 million when they settled in 2009.

Operating Expenses.  The decrease in operating expenses was principally due to a decrease of $9.7 million in vehicle fuel used for delivery to customers due to the significant decline in fuel prices between the periods, a decrease of $4.0 million in bad debt expense due to improved collections in the accounts receivable in 2009, which also lead to a reduction in our reserve for bad debts, and a decrease of $2.9 million related to cost control initiatives from our operations. These decreases were offset by an increase in payroll costs of $3.9 million due to an increase related to additional employees from acquisitions in the latter part of 2008, merit increases, and an increase in medical expenses of $4.2 million. Our business insurance reserves and claims also increased by $5.2 million.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense was primarily related to assets added through acquisitions in the latter part of 2008.

Selling, General and Administrative.  The increase in selling, general and administrative expenses between comparable periods was primarily due to increased administrative expense allocations of $1.5 million offset by a reduction in other non-recurring expenses incurred during the prior periods.

Year Ended December 31, 2008 Compared to the Year Ended August 31, 2007 (tabular dollar amounts are expressed in thousands)

Parent Company Only Results

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended		Change
	December 31, 2008	August 31, 2007
Equity in earnings of affiliates	$551,835	$435,247	$116,588
Selling, general and administrative expenses	6,453	8,496	(2,043)
Interest expense	91,822	104,405	(12,583)
Losses on non-hedged interest rate derivatives	(77,435)	(1,952)	(75,483)
Other, net	(1,056)	(405)	(651)

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

Gains (Losses) on Non Hedged Interest Rate Derivatives.  The Parent Company has interest swaps with a notional amount of $800.0 million that are not accounted for as hedges. Changes in the fair value of these swaps are recorded directly in earnings. The variable portion of these swaps are based on the three month LIBOR and its corresponding forward curve. A decrease in these rates between the comparable periods resulted in decreases in the swaps’ fair value and settlement amounts during the year ended December 31, 2008 compared with the year ended August 31, 2007.

Consolidated Results

	Years Ended		Change
	December 31, 2008	August 31, 2007
Revenues	$9,293,367	$6,792,037	$2,501,330
Cost of products sold	6,938,080	5,078,206	1,859,874

Gross margin	2,355,287	1,713,831	641,456
Operating expenses	781,831	559,600	222,231
Depreciation and amortization	274,372	191,383	82,989
Selling, general and administrative	200,181	153,512	46,669

Operating income	1,098,903	809,336	289,567

Interest expense, net of interest capitalized	(357,541)	(279,986)	(77,555)
Equity in earnings (losses) of affiliates	(165)	5,161	(5,326)
Losses on disposal of assets	(1,303)	(6,310)	5,007
Gains (losses) on non-hedged interest rate derivatives	(128,423)	29,081	(157,504)
Allowance for equity funds used during construction	63,976	4,948	59,028
Other, net	8,115	1,129	6,986
Income tax expense	(3,808)	(11,391)	7,583

Net income	$679,754	$551,968	$127,786

See the detailed discussion of revenues, costs of products sold, gross margin, operating expenses, and depreciation and amortization by operating segment below.

Interest Expense.  Interest expense increased principally due to higher levels of borrowings, which were used to finance growth capital expenditures in our intrastate transportation and storage and interstate transportation operations.

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

Gain (Loss) on Non-Hedged Interest Rate Derivatives.  The Partnership had interest rate swaps at December 31, 2008 and August 31, 2007, with notional amounts of $1.43 billion and $0.93 billion, respectively, that were not designated as hedges. Changes in the value of these swaps were recorded directly in earnings. The variable portion of these swaps was based on the three month LIBOR and its corresponding forward curve. A decrease in these rates during the comparable period resulted in decreases in the swaps’ fair value and settlement amounts during the year ended December 21, 2008 compared with the year ended August 31, 2007. In addition, the Partnership recorded a gain of $31.5 million on the settlement of a forward starting swap during the period ended August 31, 2007.

Allowance for Equity Funds Used During Construction.  The increase between comparable twelve month periods is due to construction within our interstate transportation segment, which is primarily related to the Phoenix Expansion project that was subsequently completed in February 2009.

Other, Net.  The increase between the comparable twelve month periods is principally due to $7.1 million from the excess of contributions in aid of construction costs related to $40.0 million reimbursement in connection with an extension on our Southeast Bossier pipeline.

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

Segment Operating Results

Operating income by segment is as follows:

	Years Ended		Change
	December 31, 2008	August 31, 2007
Intrastate transportation and storage	$710,070	$479,820	$230,250
Interstate transportation	124,676	95,650	29,026
Midstream	162,471	119,233	43,238
Retail propane and other retail propane related	114,564	124,263	(9,699)
All other	(2,032)	1,735	(3,767)
Unallocated selling, general and administrative expenses	(10,846)	(11,365)	519

Operating income	$1,098,903	$809,336	$289,567

Unallocated Selling, General and Administrative Expenses.  Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition in December 2006, selling, general and administrative expenses are now allocated monthly to the Operating Companies using the MMFC. The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month.

Intrastate Transportation and Storage

	Years Ended		Change
	December 31, 2008	August 31, 2007
Natural gas MMBtu/d - transported	11,187,327	6,124,423	5,062,904
Natural gas MMBtu/d - sold	1,389,781	1,400,753	(10,972)

Revenues	$5,634,604	$3,915,932	$1,718,672
Cost of products sold	4,467,552	3,137,712	1,329,840

Gross margin	1,167,052	778,220	388,832

Operating expenses	287,515	181,133	106,382
Depreciation and amortization	92,979	64,423	28,556
Selling, general and administrative	76,488	52,844	23,644

Segment operating income	$710,070	$479,820	$230,250

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

•

Higher natural gas prices resulting in additional retention margin of $35.8 million. Our average natural gas prices for retained fuel increased to an average of $9.66/MMBtu during the year ended December 31, 2008 from an average of $6.69/MMBtu during the year ended August 31, 2007; and,

•

A decrease in natural gas storage-related margin of $51.3 million. Realized margin, comprised of both margin on the withdrawal and sale of natural gas and realized gains on derivative instruments related to our storage operations, decreased by $79.2 million for the year ended December 31, 2008 compared to the year ended August 31, 2007. During the year ended December 31, 2008, there were physical sales of 39.5 Bcf of natural gas from our Bammel storage facility compared to 67.6 Bcf in the 2007 period. In addition, between the comparable twelve month periods, there was an increase of $13.1 million in storage fees, primarily due to a new contract that commenced on April 1, 2007 at our Bammel storage facility. Furthermore, we recognized unrealized mark-to-market gains related to our storage operations (which represent the change in the fair value of derivative instruments not designated as hedges for accounting purposes) of $89.9 million during the year ended December 31, 2008 compared to $5.6 million during the year ended August 31, 2007. The amount that we will ultimately realize, however, is subject to change as commodity prices change in future months and the underlying physical transaction occurs. In addition, we recognized a net lower-of-cost-or-market adjustment of $47.8 million related to natural gas stored in our Bammel facility during the year ended December 31, 2008.

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

Selling, General and Administrative Expenses.  Intrastate transportation and storage selling, general and administrative expenses increased between periods primarily due to an increase of $15.7 million in allocated legal fees and an increase in other allocated costs of $8.3 million.

Depreciation and Amortization.  Intrastate transportation and storage depreciation and amortization expense increased between periods primarily due to the continuing expansion of our pipeline system, most notably the Southeast Bossier and Maypearl to Malone pipelines.

Interstate Transportation

	Years Ended		Change
	December 31, 2008	August 31, 2007
Natural gas MMBtu/d - transported	1,777,097	1,802,109	(25,012)
Natural gas MMBtu/d - sold	15,162	19,680	(4,518)

Revenues	$244,224	$178,663	$65,561
Operating expenses	56,906	36,295	20,611
Depreciation and amortization	37,790	27,972	9,818
Selling, general and administrative	24,852	18,746	6,106

Segment operating income	$124,676	$95,650	$29,026

For all categories above, the increase between the year ended December 31, 2008 and the year ended August 31, 2007 is primarily due to the results for the year ended August 31, 2007 only including nine months of activity from the date of the Transwestern acquisition (December 1, 2006). The results for the year ended December 31, 2008 include the entire twelve months.

Midstream

	Years Ended		Change
	December 31, 2008	August 31, 2007
Natural gas MMBtu/d - sold	1,269,724	941,140	328,584
NGLs Bbls/d - sold	25,939	17,907	8,032

Revenues	$5,342,393	$2,853,496	$2,488,897
Cost of products sold	4,986,495	2,632,187	2,354,308

Gross margin	355,898	221,309	134,589

Operating expenses	82,872	39,148	43,724
Depreciation and amortization	63,287	27,331	35,956
Selling, general and administrative	47,268	35,597	11,671

Segment operating income	$162,471	$119,233	$43,238

Gross Margin.  Midstream gross margin increased between periods primarily due to the following factors:

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

Retail Propane and Other Retail Propane Related

	Years Ended		Change
	December 31, 2008	August 31, 2007
Retail propane gallons sold (in thousands)	601,134	604,269	(3,135)

Retail propane revenues	$1,514,599	$1,179,073	$335,526
Other retail propane related revenues	109,411	105,794	3,617
Retail propane cost of products sold	1,014,068	734,204	279,864
Other retail propane related cost of products sold	24,654	25,430	(776)

Gross margin	585,288	525,233	60,055

Operating expenses	350,280	297,469	52,811
Depreciation and amortization	79,717	70,833	8,884
Selling, general and administrative	40,727	32,668	8,059

Segment operating income	$114,564	$124,263	$(9,699)

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

Gross Margin. The increase in gross margins was principally due to our ability to manage retail selling prices despite the decrease in wholesale propane prices, particularly in the latter part of 2008. Retail fuel gross margins were $0.0966 per gallon higher for the year ended December 31, 2008 as compared to the year ended August 31, 2007. The average sales price per retail gallon sold increased approximately 29.1% for the year ended December 31, 2008 compared to the year ended August 31, 2007. Fuel prices significantly declined during the last three months of the year ended December 31, 2008, but the overall price per gallon for the year ended December 31, 2008 was 38.8% higher than the year ended August 31, 2007. In addition, we entered into propane sales commitments with a portion of our retail customers that provide for a contracted price agreement for a specified period of time, typically no longer than one year. These commitments can expose the operations to product price risk if not offset by a propane purchase commitment. To hedge a significant portion of these sales commitments, we utilize financial instruments to lock in margins. These financial instruments were not designated as hedges for accounting purposes, and the change in market value was recorded in cost of products sold in the consolidated statements of operations. The cost of products sold for the propane operations was negatively impacted by the decline in propane prices from the time the agreements were entered into. Unrealized losses of $45.6 million were recorded through cost of products sold during the year ended December 31, 2008, on these financial instruments. There were minimal losses during the year ended August 31, 2007.

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

Parent Company Only Results

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Four Months Ended December 31,		Change
	2007	2006
Equity in earnings of affiliates	$168,547	$107,586	$60,961
Selling, general and administrative expenses	(2,875)	(3,131)	256
Interest expense	(37,071)	(28,026)	(9,045)
Losses on non-hedged interest rate derivatives	(27,670)	-	(27,670)
Other, net	(8,128)	252	(8,380)

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

Consolidated Results

	Four Months Ended December 31,		Change
	2007	2006
Revenues	$2,349,342	$2,162,466	$186,876
Cost of products sold	1,673,654	1,689,843	(16,189)

Gross margin	675,688	472,623	203,065

Operating expenses	221,757	173,365	48,392
Depreciation and amortization	75,406	52,840	22,566
Selling, general and administrative	61,874	43,602	18,272

Operating income	316,651	202,816	113,835

Interest expense, net of interest capitalized	(103,375)	(82,979)	(20,396)
Equity in earnings (losses) of affiliates	(94)	4,743	(4,837)
Gains on disposal of assets	14,310	2,212	12,098
Other, net	(34,734)	2,248	(36,982)
Income tax expense	(9,949)	(2,155)	(7,794)

Net income	$182,809	$126,885	$55,924

See the detailed discussion of revenues, cost of products sold, margin, operating expenses, and depreciation and amortization by operating segment below.

Interest Expense. Interest expense increased $20.4 million principally due to a net $9.0 million increase in interest expense related to borrowings of the Parent Company, a net $13.8 million increase in interest expense related to increased borrowings on ETP’s Senior Notes and the ETP Credit Facility and $0.5 million of interest on borrowings related to the Transwestern acquisition. Partnership borrowings increased primarily due to the financing of our growth capital expenditures and the Canyon acquisition. The increased interest expense was offset by $2.0 million of unrealized losses related to non-hedged interest rate swaps included in interest expense for the four months ended December 31, 2006. Unrealized gains and losses related to non-hedged interest rate swaps were included in other income (expense), net for the four months ended December 31, 2007. The increase in interest expense was also offset by propane related interest, which decreased $2.0 million due primarily to the scheduled debt payments that have occurred between the four-month periods.

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

Gain on Sale of Assets. On October 1, 2007, we sold our 60% interest in a Canadian wholesale fuel business for a gain of $10.2 million.

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

Losses on Non-Hedged Interest Rate Derivatives. See discussion below in Other, Net.

Other, Net. The change in other, net, was due to the factors discussed above for the Parent Company results.

Segment Operating Results

Operating income by segment is as follows:

	Four Months Ended December 31,		Change
	2007	2006
Intrastate transportation and storage	$169,361	$109,262	$60,099
Interstate transportation	29,657	11,854	17,803
Midstream	71,853	40,421	31,432
Retail propane and other retail propane related	46,747	49,841	(3,094)
All other	(796)	528	(1,324)
Unallocated selling, general and administrative expenses	(171)	(9,090)	8,919

Operating income	$316,651	$202,816	$113,835

Unallocated Selling, General and Administrative Expenses. Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition, selling, general and administrative expenses are now allocated monthly to the Operating Companies using the MMFC. The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the estimated allocation and actual costs is adjusted in the following month. For the four months ended December 31, 2007, a net $12.1 million allocation to the Operating Companies exceeded total incurred costs.

Intrastate Transportation and Storage

	Four Months Ended December 31,		Change
	2007	2006
Natural gas MMBtu/d - transported	8,787,387	4,889,029	3,898,358
Natural gas MMBtu/d - sold	1,259,566	1,379,721	(120,155)

Revenues	$1,254,401	$1,195,871	$58,530
Cost of products sold	964,568	994,511	(29,943)

Gross margin	289,833	201,360	88,473

Operating expenses	76,428	56,452	19,976
Depreciation and amortization	23,429	19,020	4,409
Selling, general and administrative	20,615	16,626	3,989

Segment operating income	$169,361	$109,262	$60,099

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

•

Increase in processing margin of $8.6 million from our HPL system. Processing margins generated from our HPL system benefited from favorable market conditions to process and extract NGLs during the four months ended December 31, 2007; and

•

Net decrease in storage margins of $9.4 million. During the four months ended December 31, 2006, we recognized approximately $27.0 million of margin on 13 Bcf of gas sold from our Bammel facility. Due to market conditions, there were no withdrawals in the same period in 2007; however, we did recognize $9.2 million in gains from the discontinuation of hedge accounting resulting from our determination that originally forecasted sales of natural gas from the Partnership’s Bammel storage facility were no longer probable to occur by the specified time period, or within an additional two-month time period thereafter. In addition, fee-based storage revenues increased $8.4 million primarily due to the new Centerpoint contract, which commenced on April 1, 2007 in which Centerpoint contracted for 10 Bcf of working gas capacity in our Bammel storage facility.

Operating Expenses. Intrastate transportation and storage operating expenses increased $20.0 million primarily due to an increase of $11.4 million in fuel consumption, an increase of $4.5 million in electricity costs, an increase of $6.1 million in compressor and pipeline maintenance and an increase of $2.0 million in employee related costs such as salaries, incentive compensation and healthcare costs. These increases were offset by a $2.8 million decrease in compressor rentals and a $2.9 million decrease in professional fees related to the EMS contract buyout in September 2007.

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

Interstate Transportation

	Four Months Ended December 31,		Change
	2007	2006
Natural gas MMBtu/d - transported	1,708,477	1,822,065	(113,588)
Natural gas MMBtu/d - sold	13,663	14,104	(441)

Revenues	$76,000	$19,003	$56,997
Operating expenses	23,922	1,396	22,526
Depreciation and amortization	12,305	3,191	9,114
Selling, general and administrative	10,116	2,562	7,554

Segment operating income	$29,657	$11,854	$17,803

The increase in all categories was attributable to the Transwestern acquisition on December 1, 2006.

Midstream

	Four Months Ended December 31,		Change
	2007	2006
Natural gas MMBtu/d - sold	1,090,090	968,016	122,074
NGLs Bbls/d - sold	25,389	12,458	12,931

Revenues	$1,166,313	$905,392	$260,921
Cost of products sold	1,043,191	839,561	203,630

Gross margin	123,122	65,831	57,291

Operating expenses	17,633	11,710	5,923
Depreciation and amortization	14,943	7,748	7,195
Selling, general and administrative	18,693	5,952	12,741

Segment operating income	$71,853	$40,421	$31,432

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

Selling, General and Administrative Expenses.  Midstream selling, general and administrative expenses increased $12.7 million, which was attributable to $9.2 million in increased legal fees principally related to regulatory matters, a $4.2 million allocation of parent company administrative expenses for overhead costs that previously had not been allocated in 2006, and a $1.9 million increase in employee-related costs such as salaries, incentive compensation and healthcare costs. These factors were offset by a $5.8 million increase of general and administrative expenses allocated to the transportation segment. The allocation of general and administrative expenses between the midstream and the intrastate transportation and storage segments is based on the MMFC and is intended to fairly present the segment’s operating results.

Depreciation and Amortization.  Midstream depreciation and amortization expense increased $7.2 million principally due to additions to property and equipment including the completion and continued expansion of our Godley plant, and the acquisition of certain gathering systems in 2006.

Retail Propane and Other Retail Propane Related

	Four Months Ended December 31,		Change
	2007	2006
Retail propane gallons sold (in thousands)	205,311	214,623	(9,312)

Retail propane revenues	$471,494	$409,821	$61,673
Other retail propane related revenues	39,764	40,020	(256)
Retail propane cost of products sold	315,698	256,994	58,704
Other retail propane related cost of products sold	9,460	10,344	(884)

Gross margin	186,100	182,503	3,597

Operating expenses	102,537	101,508	1,029
Depreciation and amortization	24,537	22,520	2,017
Selling, general and administrative	12,279	8,634	3,645

Segment operating income	$46,747	$49,841	$(3,094)

Volumes.  Total gallons sold by our retail propane operations decreased due to a combination of below normal degree days, customer conservation and the slow down of new home construction in our propane markets. The overall weather in our areas of operations during the four months ended December 31, 2007 was 2.9% warmer than the four months ended December 31, 2006 and 9.8% warmer than normal.

Gross Margin.  Overall gross margins increased $3.6 million even though gallon sales decreased. Retail propane revenues increased mainly due to increased sale prices driven by increased cost of fuel. This increase was offset by 9.8% warmer than normal weather and 2.9% warmer weather than the same period last year. Retail propane cost of products sold increased mainly related to the increase in overall cost of fuel to the company offset by the decrease in gallons sold. On an average, fuel costs were approximately $0.35/gallon higher. Optimization of the margins is influenced by market opportunities, independent competitors and concerns for long term retention of customers.

Operating Expenses.  Operating expenses increased by $1.0 million. Included in these operating expenses were increases related to higher vehicle fuel costs and other vehicle expenses, offset by the cost conservation efforts of the retail operations and the delay in hiring seasonal staff due to the warmer weather.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was primarily due to increased administrative expense allocations. Effective with the Transwestern acquisition in December 2006, an allocation of general and administrative expenses based on the MMFC is now made to the operating companies, which increased the retail propane selling, general and administrative expenses by a net $5.1 million for the four months ended December 31, 2007. This increase from the allocation of expenses was offset by the reduction of certain personnel costs at the propane operating partnerships.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense was primarily due to the depreciation and amortization of assets and amortizable intangibles added through acquisitions made after December 31, 2006.

Liquidity and Capital Resources

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by ETP and its Operating Companies. The principal sources of cash flow for the Parent Company are its direct and indirect investments in the limited and general partner interests of ETP. The amount of cash that ETP can distribute to its partners, including the Parent Company, each quarter is based on earnings from ETP’s business activities and the amount of available cash, as discussed below. The Parent Company also has a $500.0 million revolving credit facility that expires in February 2011 with available capacity of $376.0 million as of December 31, 2009.

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

ETP currently believes that its business has the following future capital requirements:

•

growth capital expenditures for our midstream and intrastate transportation and storage segments primarily for construction of new pipelines and compression, for which we expect to spend between $200 million and $230 million in 2010;

•

growth capital expenditures for our interstate transportation segment, excluding capital contributions to our joint ventures as discussed below, for the construction of new pipelines for which we expect to spend between $1.01 billion and $1.06 billion in 2010;

•	growth capital expenditures for our retail propane segments of between $30 million and $40 million in 2010; and

•

maintenance capital expenditures of between $110 million and $120 million during 2010, which include (i) capital expenditures for our intrastate operations for pipeline integrity and for connecting additional wells to our intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for our interstate operations, primarily for pipeline integrity; and (iii) capital expenditures for our propane operations to extend the useful lives of our existing propane assets in order to sustain our operations, including vehicle replacements on our propane vehicle fleet.

In addition to the capital expenditures noted above, we expect to make capital contributions to our joint ventures of between $90 million and $105 million in 2010. In November 2009, FEP entered into a $1.1 billion credit facility, which will be used to fund FEP’s capital expenditures. Therefore, we do not expect to make any capital contributions to FEP in 2010.

In addition, we may enter into acquisitions, including the potential acquisition of new pipeline systems and propane operations.

ETP generally funds its capital requirements with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.

During the year ended December 31, 2009, ETP raised approximately $853.7 million in net proceeds from its January, April and October Common Unit offerings, $993.6 million in net proceeds from an offering of $1.0 billion aggregate principal amount of senior notes in April and $348.4 million in net proceeds from an offering of $350.0 million aggregate principal amount of senior notes at Transwestern in December 2009. In addition, ETP raised $81.5 million in net proceeds during November and December 2009 under an equity distribution program, as described in Note 7 to our consolidated financial statements. As of December 31, 2009, in addition to approximately $68.2 million of cash on hand, ETP had available capacity under the ETP Credit Facility of $1.79 billion. In addition, ETP received approximately $423.6 million of net proceeds from ETP’s Common Unit offering in January 2010. Based on current estimates, we expect to utilize these resources, along with cash from ETP’s operations, to fund our announced growth capital expenditures and working capital needs through the end of 2010. We or ETP may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

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

For the discussion that follows, certain amounts in periods prior to 2009 have been reclassified to conform to the 2009 presentation, including changes to the presentation of noncontrolling interest resulting from the adoption of Accounting Standards Codification 810-10-65, which resulted in the reclassification of distributions to minority interests between cash flow from operating activities and cash flow from financing activities in our consolidated statement of cash flows.

Operating Activities

Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash executive compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense result from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flow from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Following is a summary of operating activities by period.

Year Ended December 31, 2009

Cash provided by operating activities during 2009, was $723.5 million and net income was $697.9 million. The difference between net income and cash provided by operations during 2009 consisted of non-cash charges of $377.5 million (principally depreciation and amortization expense of $325.0 million and non-cash compensation of $25.8 million, partially offset by the allowance for equity funds used during construction of $10.6 million), offset by net changes in operating assets and liabilities of $352.0 million.

Year Ended December 31, 2008

Cash provided by operating activities during 2008, was $1.14 billion. Net income was $679.8 million. The difference between net income and the net cash provided by operations for 2008 consisted of non-cash items totaling $332.4 million (principally depreciation and amortization expense of $274.4 million and non-cash compensation expense of $25.6 million) and changes in operating assets and liabilities of $131.6 million.

Four Months Ended December 31, 2007

Cash provided by operating activities during the four months ended December 31, 2007, was $208.6 million. The net cash provided by operations for the four months ended December 31, 2007 consisted of net income of $182.8 million, non-cash items totaling $75.1 million (principally depreciation and amortization expense), offset by changes in operating assets and liabilities of $49.3 million.

Year Ended August 31, 2007

Cash provided by operating activities during the year ended August 31, 2007, was $1.01 billion. The net cash provided by operations for the year ended August 31, 2007 consisted of net income of $552.0 million, non-cash items totaling $206.3 million (principally non-cash compensation expense of $10.5 million and depreciation and amortization expense of $191.4 million) and cash from changes in operating assets and liabilities of $248.1 million.

Investing Activities

Cash flows from investing activities primarily consist of cash amounts paid in acquisitions, capital expenditures, and cash contributions to our joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.

Following is a summary of investing activities by period.

Year Ended December 31, 2009

Cash used in investing activities during 2009 of $1.35 billion was comprised primarily of $530.3 million invested for growth capital expenditures (excluding the allowance for equity funds used during construction), including changes in accruals of $115.7 million. Total growth capital expenditures consist of $412.0 million for our midstream and intrastate operations, $78.9 million for our interstate operations, and $39.5 million for our propane operations. We also incurred $102.7 million in maintenance expenditures needed to sustain operations of which $65.0 million related to midstream and intrastate operations, $13.2 million related to interstate operations, and $24.4 million to propane operations. In addition, we made advances to MEP of $664.5 million and received a reimbursement from FEP of all of our contributions, including $9.0 million that we contributed in 2008. As a result of our acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash we paid by $30.4 million.

Year Ended December 31, 2008

Cash used in investing activities during the 2008 of $2.02 billion was comprised primarily of cash paid for acquisitions of $84.8 million and $1.92 billion invested for growth capital expenditures (net of contribution in aid of construction costs as discussed in Note 2 to our consolidated financial statements), including changes in accruals of $57.9 million. Total growth capital expenditures consist of $1.19 billion for our intrastate operations, $695.1 million for our interstate operations, and $40.2 million for our propane operations. We also incurred $141.0 million in maintenance expenditures needed to sustain operations of which $75.4 million related to intrastate operations, $25.1 million related to interstate operations, and $40.5 million to propane operations. In addition, we received a reimbursement of $63.5 million, net during the first quarter of 2008 from MEP to the Partnership for previous advances to MEP. There were also advances of $9.0 million made to FEP during the year ended December 31, 2008.

Four Months Ended December 31, 2007

Cash used in investing activities during the four months ended December 31, 2007 of $995.9 million was comprised primarily of cash paid for acquisitions of $337.1 million and $607.7 million invested for growth capital expenditures, including changes in accruals of $5.6 million. Total growth capital expenditures consist of $426.2 million for our intrastate operations and $167.1 million for our interstate operations, and $14.3 million for our propane operations. We also incurred $49.0 million in maintenance expenditures needed to sustain operations of which $21.4 million related to intrastate operations, $12.9 million related to interstate operations, and $14.7 million to propane operations.

Year Ended August 31, 2007

Cash used in investing activities during the year ended August 31, 2007 of $2.16 billion is comprised primarily of cash paid for our investment in CCEH of $1.00 billion (net of the receipt of $49.0 million from CCEH as per the terms of our acquisition agreement), other acquisitions of $90.7 million and $1.02 billion invested for growth capital expenditures (including the payment of $9.4 million accrued in prior periods) of which $985.1 million related to natural gas operations and $32.9 million to propane operations. We also incurred $89.2 million in maintenance expenditures needed to sustain operations of which $63.2 million related to natural gas operations and $26.0 million to propane.

Financing Activities

Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, as discussed below under “Financing and Sources of Liquidity,” which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increase between the periods based on increases in the number of Common Units outstanding and also reflect increases in the declared quarterly distribution per unit, as discussed below under “Cash Distributions.”

Following is a summary of financing activities by period.

Year Ended December 31, 2009

Cash provided by financing activities was $598.6 million for 2009. We received $936.3 million in net proceeds from equity offerings of ETP, including $81.5 million under ETP’s equity distribution program (see Note 7 to our consolidated financial statements). Net proceeds from the equity offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes. During 2009, we had a net increase in our debt level of $522.0 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from ETP’s Common Unit offerings. We also received net proceeds of approximately $993.6 million from the issuance by ETP of Senior Notes (see Note 6 to our consolidated financial statements) which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes. In addition, in December 2009, Transwestern issued $350.0 million aggregate principal amount of senior notes, the proceeds from which were used to repay a portion of outstanding amounts under Transwestern’s intercompany loan agreement. The Partnership, in turn, used the proceeds from Transwestern’s intercompany loan repayment to outstanding borrowings under the ETP Credit Facility. During 2009, we paid distributions of $470.7 million to our partners.

Year Ended December 31, 2008

Cash provided by financing activities was $907.3 million for 2008. We received $373.1 million in net proceeds from equity offerings of ETP. Proceeds from the equity offerings were used to repay borrowings from the ETP Credit Facility. We also received net proceeds of approximately $2.08 billion from the issuance by ETP of new senior notes, which were used to repay other indebtedness. During 2008, we had a net increase in our debt level of $1.32 billion primarily to fund our growth capital expenditures and for general partnership purposes. During 2008, we paid distributions of $435.9 million to our partners related to the four-month transition period ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.

Four Months Ended December 31, 2007

Cash provided by financing activities was $766.5 million for the four months ended December 31, 2007. We received $234.9 million in net proceeds from an equity offering by ETP. Proceeds from the equity offering and funds from the ETP Credit Facility were used to repay the debt related to the Canyon acquisition. We had a net increase in our debt level of $667.5 million under the Parent Company Credit Facilities and the ETP Credit Facility to partially repay the ETP Term Loan Facility, to fund our growth capital expenditures and for general partnership purposes. During the four months ended December 31, 2007, we paid distributions of $87.2 million to our partners related to the fourth quarter of our fiscal year 2007.

Year Ended August 31, 2007

Cash provided by financing activities was $1.2 billion for the year ended August 31, 2007. We received $372.4 million in proceeds from the sale of Common Units. We had a net increase of $1.4 billion in our debt level, of which $1.0 billion was used to fund the purchase of the member interests of CCEH and the remainder was used to repay the indebtedness we incurred in connection with the Titan acquisition. We received net proceeds of $791.0 million from the issuance of ETP senior notes, which we used to repay borrowings under the Partnership’s revolving credit facility. In addition, we borrowed a total of approximately $307.0 million on our Revolving Credit Facility to fund required pre-payments of the debt we assumed in connection with our acquisition of Transwestern. Transwestern issued $307.0 million principal of Senior Unsecured Series Notes. We used the proceeds to repay borrowings and accrued interest outstanding under the Partnership’s revolving credit facility and for general partnership purposes. During the year ended August 31, 2007, we paid $23.3 million debt issue costs related to debt issuances and we paid distributions of $277.0 million to our partners.

Financing and Sources of Liquidity

The following table summarizes ETP’s public offerings of ETP Common Units:

Date	Number of Common Units (1)	Price per Unit	Net Proceeds	Use of Proceeds

December 2007 (2)	5,750,000	$48.81	$269.4	(3)
July 2008	8,912,500	39.45	337.5	(4)
January 2009	6,900,000	34.05	225.4	(4)
April 2009	9,775,000	37.55	352.4	(5)
October 2009	6,900,000	41.27	276.0	(4)
January 2010	9,775,000	44.72	423.6	(4)(5)

(1)	Number of Common Units includes the exercise of the overallotment options by the underwriters.
(2)	Amounts include the exercise of the overallotment option by the underwriters in January 2008.
(3)	Proceeds were used to repay amounts outstanding under ETP’s prior term loan facility.
(4)	Proceeds were used to repay amounts outstanding under the ETP Credit Facility.
(5)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.

On August 26, 2009, ETP entered into an Equity Distribution Agreement with UBS Securities LLC (“UBS”). According to the provisions of this agreement, ETP may offer and sell from time to time through UBS, as its sales agent, Common Units having an aggregate offering price of up to $300.0 million. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between ETP and UBS. Under the terms of this agreement, ETP may also sell Common Units to UBS as principal for its own account at a price agreed upon at the time of sale. Any sale of Common Units to UBS as principal would be pursuant to the terms of a separate agreement between ETP and UBS. During 2009, ETP issued 1,891,691 of its Common Units pursuant to this agreement. The net proceeds of approximately $81.5 million were used to repay amounts outstanding under our revolving credit facility.

In April 2009, ETP completed a public offering of $350.0 million aggregate principal amount of our 8.50% Senior Notes due 2014 and $650.0 million aggregate principal amount of our 9.00% Senior Notes due 2019 (collectively the “2009 ETP Notes”). ETP used the net proceeds of approximately $993.6 million from the offering to repay all borrowings outstanding under the ETP Credit Facility and for general partnership purposes. Interest will be paid semi-annually.

In December 2009, Transwestern completed a private placement offering of $175.0 million of 5.36% Senior Unsecured Series A Notes due 2020 and $175.0 million of 5.66% Senior Unsecured Series B Notes due 2024. Transwestern used the proceeds from these notes to repay a portion of its intercompany indebtedness to the Partnership, and the Partnership, in turn, used the proceeds from Transwestern’s intercompany loan repayment to repay outstanding borrowings under the ETP Credit Facility.

Description of Indebtedness

Our outstanding indebtedness was as follows:

	December 31, 2009	December 31, 2008
Parent Company Indebtedness
Senior Secured Term Loan Facility	$1,450,000	$1,450,000
Senior Secured Revolving Credit Facility	123,951	121,642
ETP Indebtedness
ETP Senior Notes	5,050,000	4,050,000
Transwestern Senior Notes	870,000	520,000
HOLP Senior Secured Notes	140,512	181,410
Revolving Credit Facilities	160,000	912,000
Other long-term debt	10,288	14,014
Unamortized discounts	(12,829)	(13,477)

Total Debt	$7,791,922	$7,235,589

The terms of our indebtedness and our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements. Failure to comply with the various restrictive covenants of the debt agreements could negatively impact our ability and the ability of our subsidiaries to incur additional debt and our subsidiaries’ ability to pay distributions. We are required to access compliance quarterly and, as of December 31, 2009, we were in compliance with all financial requirements, limitations, and covenants related to financial ratios under our existing debt agreements. See “—Debt Covenants” below.

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of December 31, 2009 was $1.57 billion. The total amount available under the Parent Company’s debt facilities as of December 31, 2009 was $376.0 million. The Parent Company Revolving Credit Facility also contains an accordion feature, which will allow the Parent Company, subject to lender approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio, which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set-forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. At December 31, 2009, the weighted average interest rate was 1.94% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

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

ETP Revolving Credit Facilities

ETP Credit Facility

The ETP Credit Facility provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity). The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating, the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of December 31, 2009, there was a balance of $150.0 million outstanding on the ETP Credit Facility and taking into account letters of credit of approximately $62.2 million, $1.79 billion was available for future borrowings. The weighted average interest rate on the total amount outstanding at December 31, 2009 was 0.78%.

HOLP Credit Facility

HOLP has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility (total book value as of December 31, 2009 of approximately $1.2 billion). At December 31, 2009, there was $10.0 million outstanding in revolving credit loans and outstanding letters of credit of $1.0 million. The amount available for borrowing as of December 31, 2009 was $64.0 million.

Other

MEP Facility

ETP has guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”), with the remaining 50% of MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if its ownership percentage increases or decreases. The MEP Facility is unsecured and matures on February 28, 2011. Amounts borrowed under the MEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the MEP Facility varies based on both our credit rating and that of KMP, with a maximum fee of 0.15%.

The commitment amount under the MEP Facility was originally $1.4 billion. In September 2009, MEP issued senior notes totaling $800.0 million, the proceeds of which were used to repay borrowings under the MEP Facility. The senior notes issued by MEP are not guaranteed by ETP or KMP. In October 2009, the members made additional capital contributions to MEP, which MEP used to further reduce the outstanding borrowings under the MEP Facility. Subsequent to this repayment, the commitment amount under the MEP Facility was reduced from $1.4 billion to $275.0 million.

As of December 31, 2009, MEP had $29.5 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. ETP’s contingent obligations with respect to its 50% guarantee of MEP’s outstanding borrowings and letters of credit were $14.7 million and $16.6 million, respectively, as of December 31, 2009. The weighted average interest rate on the total amount outstanding as of December 31, 2009 was 3.3%.

FEP Facility

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP has guaranteed 50% of the obligations of FEP under the FEP Facility, with the remaining 50% of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if ETP’s ownership percentage increases or decreases. The FEP Facility is available through May 11, 2012. Amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or prime rate. The commitment fee payable on the unused portion of the FEP Facility varies based on ETP’s credit rating and that of KMP, with a maximum fee of 1.0%.

As of December 31, 2009, FEP had $355.0 million of outstanding borrowings issued under the FEP Facility. ETP’s contingent obligation with respect to its 50% guarantee of FEP’s outstanding borrowings was $177.5 million as of December 31, 2009. The weighted average interest rate on the total amount outstanding as of December 31, 2009 was 3.2%.

Debt Covenants

The agreements related to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations in liens and a restriction on sale-leaseback transactions. The agreements and indentures related to each of the HOLP Notes and the HOLP Credit Facility contain customary restrictive covenants applicable to ETP and the Operating Companies, including the maintenance of various financial and leverage covenants, limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens as described in more detail below.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates;

•	enter into restrictive agreements; and

•	enter into hedging contracts for purpose of speculation.

The credit agreement related to the ETP Credit Facility also contains a financial covenant that provides that on each date ETP makes a distribution, the leverage ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified acquisition period, as defined in the ETP Credit Facility. This financial covenant could therefore restrict our ability to make cash distributions to our Unitholders and our general partner.

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

Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities and the note agreements related to the HOLP Notes could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Companies’ ability to incur additional debt and/or our ability to pay distributions.

We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants related to ETE’s, ETP’s, Transwestern’s and HOLP’s debt agreements as of December 31, 2009. ETP plans to fund its working capital needs and growth capital expenditures, including the Tiger pipeline (expected completion in early 2011), with cash on hand, cash flow from operations and borrowings under the ETP Credit Facility. However, we or ETP may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes. Please read “Risk Factors — Risks Related to Energy Transfer Partners’ Business — Completion of pipeline expansion projects will require significant amounts of debt and equity financing which may not be available to ETP on acceptable terms, or at all.” While we expect that financing for these expansion projects will result in an increase in our level of indebtedness in future quarters, we also expect that the incremental cash flow from the expansion projects expected to be completed in 2010 will allow ETP to satisfy the financial ratio covenants related to its existing debt during 2010.

Each of the agreements referred to above are incorporated herein by reference to ETP’s reports previously filed with the SEC under the Exchange Act. See Item 1, “Business – SEC Reporting.”

Off Balance Sheet Arrangements

Our MEP and FEP joint ventures are not consolidated in our financial statements. As described above under “Financing and Sources of Liquidity – Revolving Credit Facilities – Other,” we have guaranteed 50% of the obligations of both MEP and FEP under their senior revolving credit facilities, with the remaining 50% of the obligations guaranteed by KMP. As of December 31, 2009 our contingent obligations with respect to our 50% guarantee of our joint ventures’ outstanding borrowings and letters of credit totaled $192.2 million and $16.6 million, respectively.

Contractual Obligations

The following table summarizes our long-term debt and other contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt	$7,791,922	$40,924	$2,191,439	$816,088	$4,743,471
Interest on fixed rate long-term debt (a)	4,820,709	459,711	903,637	757,412	2,699,949
Payments on derivatives	138,478	65,146	68,782	4,486	64
Purchase commitments (b)	1,048,642	468,612	273,015	272,902	34,113
Operating lease obligations	326,904	27,216	47,308	38,292	214,088

Totals	$14,126,655	$1,061,609	$3,484,181	$1,889,180	$7,691,685

(a)	Interest payments on long-term debt are based on the principal amount of debt obligations at December 31, 2009. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2009. At December 31, 2009, we had $1.73 billion of variable rate debt outstanding and we have $1.50 billion of interest rate swaps where we pay fixed and received floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $800.0 million have their changes in fair value recorded in gains (losses) on non-hedged interest rate derivatives on the condensed consolidated statements of operations. A hypothetical change of 100 basis points in the underlying interest rates on our variable rate debt and swaps accounted for as hedges would result in a net change in interest expense of approximately $10.3 million on an annual basis. We have non-hedged interest rate derivatives with a notional amount of $800.0 million, a hypothetical decrease of 100 basis points in the LIBOR yield curve would result in unrealized losses recorded in other income of $30.4 million on an annual basis. Assuming corresponding parallel shifts in the LIBOR yield curve and the underlying interest rates on our variable rate debt, the decrease in interest expense from our variable rate debt would slightly offset the impact to net income from unrealized losses on our non-hedged interest rate derivatives. See Note 6 – “Debt Obligations” to the consolidated financial statements in Item 8 of this report for further discussion of the long-term debt classifications and the maturity dates and interest rates related to long-term debt.

(b)

We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2009 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

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

Distributions declared are as follows:

	Record Date	Payment Date	Amount per Unit
Calendar Year Ended December 31, 2009	November 9, 2009	November 19, 2009	$0.5350
	August 7, 2009	August 19, 2009	0.5350
	May 8, 2009	May 19, 2009	0.5250
	February 6, 2009	February 19, 2009	0.5100

Calendar Year Ended December 31, 2008	November 10, 2008	November 19, 2008	$0.4800
	August 7, 2008	August 19, 2008	0.4800
	May 5, 2008	May 19, 2008	0.4400
	February 1, 2008 (1)	February 19, 2008	0.5500

Transition Period Ended December 31, 2007	October 5, 2007	October 19, 2007	$0.3900

Fiscal Year Ended August 31, 2007	July 2, 2007	July 19, 2007	$0.3725
	April 9, 2007	April 16, 2007	0.3560
	January 4, 2007	January 19, 2007	0.3400
	October 5, 2006	October 19, 2006	0.3125

(1)	One-time four month distribution – On January 18, 2008, our Board of Directors approved the management recommendation for a one-time four-month distribution for our Unitholders to complete the conversion to a calendar year end from the previous August 31 fiscal year end. ETE’s distribution amount related to the four months ended December 31, 2007 was $0.55 per Common Unit, representing a distribution of $0.41 per unit for the three-month period and $0.14 per unit for the additional month.

On January 28, 2010, the Parent Company declared a cash distribution for the fourth quarter ended December 31, 2009 of $0.54 per Common Unit, or $2.16 annualized. We paid this distribution on February 19, 2010 to Unitholders of record at the close of business on February 8, 2010.

The total amount of distributions (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) declared during the periods ended as noted below are as follows (in thousands):

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners -
Common Units	$475,911	$425,640	$122,556	$294,175
Class B Units	-	-	-	857
Class C Units	-	-	-	28,261

General Partner	1,478	1,322	381	1,009

Total distributions declared	$477,389	$426,962	$122,937	$324,302

Cash Distributions Received by the Parent Company

Currently, the Parent Company’s only cash-generating assets are its direct and indirect partnership interests in ETP. These ETP interests consist of all of ETP’s general partner interest, 100% of ETP’s incentive distribution rights and ETP Common Units held by the Parent Company.

The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interest and Incentive Distribution Rights (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners Interests	$223,440	$221,878	$70,313	$199,221
General Partner Interest	19,505	17,322	5,110	13,705
Incentive Distribution Rights	350,486	298,575	85,775	222,353

Total distributions received from ETP	$593,431	$537,775	$161,198	$435,279

Cash Distributions Paid by ETP

ETP expects to use substantially all of its cash provided by operating and financing activities from the Operating Companies to provide distributions to its Unitholders. Under ETP’s partnership agreement, ETP will distribute to its partners within 45 days after the end of each calendar quarter, an amount equal to all of its Available Cash (as defined in ETP’s partnership agreement) for such quarter. Available Cash generally means, with respect to any quarter of ETP, all cash on hand at the end of such quarter less the amount of cash reserves established by ETP’s General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. ETP’s commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for its operations.

Distributions declared by ETP are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Calendar Year Ended December 31, 2009	November 9, 2009	November 16, 2009	$0.89375
	August 7, 2009	August 14, 2009	0.89375
	May 8, 2009	May 15, 2009	0.89375
	February 6, 2009	February 13, 2009	0.89375

Calendar Year Ended December 31, 2008	November 10, 2008	November 14, 2008	$0.89375
	August 7, 2008	August 14, 2008	0.89375
	May 5, 2008	May 15, 2008	0.86875
	February 1, 2008 (1)	February 14, 2008	1.12500

Transition Period Ended December 31, 2007	October 5, 2007	October 15, 2007	$0.82500

Fiscal Year Ended August 31, 2007	July 2, 2007	July 16, 2007	$0.80625
	April 6, 2007	April 13, 2007	0.78750
	January 4, 2007	January 15, 2007	0.76875
	October 5, 2006	October 16, 2006	0.75000

(1)	One-time four month distribution – On January 18, 2008, the Board of Directors of ETP’s General Partner approved the management recommendation for a one-time four-month distribution for ETP Unitholders to complete the conversion to a calendar year end from the previous August 31 fiscal year end. ETP’s distribution amount related to the four months ended December 31, 2007 was $1.125 per Common Unit, representing a distribution of $0.84375 per unit for the three-month period and $0.28125 per unit for the additional month.

On January 28, 2010, ETP declared a cash distribution for the fourth quarter ended December 31, 2009 of $0.89375 per Common Unit, or $3.575 annualized. ETP paid this distribution on February 15, 2010 to Unitholders of record at the close of business on February 8, 2010.

The total amount of distributions declared during the periods (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners -
Common Units	$629,263	$537,731	$160,672	$396,095
Class E Units	12,484	12,484	3,121	12,484
Class G Units	-	-	-	40,598

General Partner Interest	19,505	17,322	5,110	13,705
Incentive Distribution Rights	350,486	298,575	85,775	222,353

	$1,011,738	$866,112	$254,678	$685,235

The Class G Units converted to ETP Common Units in May 2007.

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and accruals for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2009 represent the actual results in all material respects.

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

Revenue Recognition.  Revenues for sales of natural gas, NGLs including propane, and propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenues from service labor, transportation, treating, compression and gas processing, are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available. Tank rent is recognized ratably over the period it is earned.

Our intrastate transportation and storage and interstate transportation segments’ results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) a fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.

Our intrastate transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, we purchase natural gas from the market, including purchases from the midstream segment’s marketing operations, and from producers at the wellhead.

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

We conduct marketing activities in which we market the natural gas that flows through our assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

We have a risk management policy that provides for oversight over our marketing activities. These activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Revenue and costs related to energy trading contracts considered trading activities for accounting purposes are presented on a net basis in our statement of operations. As a result of our use of derivative financial instruments that may not qualify for hedge accounting, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to senior management and predefined limits and authorizations set forth in our risk management policy.

We utilize our excess storage capacity to inject and hold natural gas in our Bammel storage facility to take advantage of contango markets, when the price of natural gas is higher in the future than the current spot price. We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market or off peak season and entering a financial contract to lock in the sale price. If we designate the related financial contract as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices along with the financial derivative we use to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from our derivative instruments using marked to market accounting, with changes in the fair value of our derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that we recognize in earnings the original locked in spread, either through mark-to-market or the physical withdrawal of natural gas.

Regulatory Assets and Liabilities.  Our interstate transportation segment is subject to regulation by certain state and federal authorities and has accounting policies that conform to the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.

Accounting for Derivative Instruments and Hedging Activities.  We utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices and in our trading activities. These contracts consist primarily of commodity forwards, futures, swaps, options and certain basis contracts as cash flow hedging instruments. Certain contracts are not accounted for as hedges and the gains and losses resulting from changes in the fair value of these contracts are recorded on a current basis on the statement of operations. In our retail propane business, we classify all gains and losses from these derivative contracts entered into for risk management purposes as liquids marketing product costs in the consolidated statement of operations. The gains and losses for natural gas contracts are recorded as cost of products sold in the consolidated statement of operations. On our contracts that are designated as cash flow hedges, the effective portion of the hedged gain or loss is initially reported as a component of other comprehensive income and is subsequently reclassified into earnings when the physical transaction settles. The ineffective portion of the gain or loss is reported in earnings immediately. If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statement of operations.

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

Fair Value of Financial Assets and Liabilities.  We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our financial assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter commodity derivatives entered into directly with third parties Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 utilizes significant unobservable inputs. We currently do not have any fair value measurements that require the use of significant unobservable inputs and therefore do not have any assets or liabilities considered as Level 3 valuations. See further information on our fair value assets and liabilities in Note 2 of our consolidated financial statements.

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

In order to test for recoverability, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of natural gas and propane supply, our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas, and competition from other midstream companies, including major energy producers. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Property, Plant and Equipment.  Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures also include capital expenditures made to connect additional wells to our systems in order to maintain or increase throughput on our existing assets. Growth or expansion capital expenditures are capital expenditures made to expand the existing operating capacity of our assets, whether through construction or acquisition. We treat repair and maintenance expenditures that do not extend the useful life of existing assets as operating expenses when incurred. Upon disposition or retirement of pipeline components or gas plant components, any gain or loss is recorded in accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the consolidated statement of operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful lives ranging from 3 to 83 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.

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

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective.

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

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our general partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity variations, risks related to interest rate variations, and to a lesser extent, credit risks. From time to time, we may utilize derivative financial instruments as described below to manage our exposure to such risks. As of July 2008, we no longer engage in trading activities; therefore, all of our derivative instruments now represent non-trading activities, which are substantially offset by physical or other financial positions.

Commodity Price Risk

For certain of our activities, we are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and over-the-counter (“OTC”) commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the consolidated balance sheets. In general, we use derivatives to eliminate market exposure and price risk within our segments as follows:

•

We use derivative financial instruments in connection with our natural gas inventory at the Bammel storage facility by purchasing physical natural gas and then selling financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin. We also use derivatives in our intrastate transportation and storage segment to hedge the sales price of retention gas, a portion of volumes purchased at the wellhead from producers, and location price differentials related to the transportation of natural gas.

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

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, the change in the fair value is deferred in accumulated other comprehensive income (“AOCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Gains and losses deferred in AOCI related to cash flow hedges remain in AOCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For financial derivative instruments that do not qualify for hedge accounting, the change in fair value is recorded in cost of products sold in the consolidated statements of operations.

If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statement of operations.

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

We attempt to maintain balanced positions in our marketing activities to protect ourselves from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance our positions. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial position and results of operations, either favorably or unfavorably.

The table below summarizes our commodity-related financial derivative instruments and fair values as of December 31, 2009 and 2008, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas and gallons for propane/ethane.

	December 31,
	2009			2008
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change (in thousands)	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change (in thousands)
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX - Natural Gas	72,325,000	$24,554	$491	15,720,000	$3,125	$865
Swing Swaps IFERC - Natural Gas	(38,935,000)	1,718	2,142	(58,045,000)	(118)	1
Fixed Swaps/Futures - Natural Gas	4,852,500	9,949	3,126	(20,880,000)	97,498	11,824
Options Puts - Natural Gas	2,640,000	837	447	-	-	-
Options Calls - Natural Gas	(2,640,000)	(819)	314	-	-	-
Propane Forwards/Swaps - Propane/Ethane	6,090,000	3,348	785	47,313,002	(42,288)	3,074

Fair Value Hedging Derivatives
Basis Swaps IFERC/NYMEX - Natural Gas	(22,625,000)	$(4,178)	$2	-	$-	$-
Fixed Swaps/Futures - Natural Gas	(27,300,000)	(13,285)	15,669	-	-	-

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX - Natural Gas	(13,225,000)	$(1,640)	$81	(9,085,000)	$3,268	$837
Fixed Swaps/Futures - Natural Gas	(22,800,000)	(4,464)	13,197	(9,085,000)	6,691	5,577
Forwards/Swaps, Forecasted purchase of propane - Propane/Ethane	20,538,000	8,443	2,609	-	-	-

During the second half of 2009, we began entering into hedges to lock in prices on a portion of our estimated volumes exposed to natural gas price risk. The resulting increase in our short natural gas derivative position is reflected in the December 31, 2009 fixed swap amounts above.

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in our consolidated results of operations or in other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

We are exposed to market risk for increases in interest rates, primarily as a result of our revolving credit facilities, which have variable interest rates, and our interest rate swaps. To the extent interest rates increase, our interest expense under these revolving credit facilities will increase. At December 31, 2009, we had $1.73 billion of variable rate debt outstanding and we have $1.50 billion of interest rate swaps where we pay fixed and receive floating LIBOR. Interest swaps with a notional amount of $700.0 million are designated as hedges and changes in fair value are recorded in accumulated other comprehensive income. Interest swaps with a notional amount of $800.0 million have their changes in fair value recorded in gains (losses) on non-hedged interest rate derivatives on the condensed consolidated statements of operations. A hypothetical change of 100 basis points in the underlying interest rates on our variable rate debt and swaps accounted for as hedges would result in a net change in interest expense of approximately $10.3 million on an annual basis. We have non-hedged interest rate derivatives with a notional amount of $800.0 million, a hypothetical decrease of 100 basis points in the LIBOR yield curve would result in unrealized losses recorded in other income of $30.4 million on an annual basis. Assuming corresponding parallel shifts in the LIBOR yield curve and the underlying interest rates on our variable rate debt, the decrease in interest expense from our variable rate debt would slightly offset the impact to net income from unrealized losses on our non-hedged interest rate derivatives.

In January 2010, we entered into interest rate swaps with notional amounts of $350.0 million and $750.0 million to pay a floating rate based on LIBOR and receive a fixed rate that mature in July 2013 and February 2015, respectively. These swaps hedge against changes in the fair value of our fixed rate debt.

For further information, see Note 12 to our consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energy Transfer Equity, L.P. and Subsidiaries

Page
Report of Independent Registered Public Accounting Firm	112

Consolidated Balance Sheets – December 31, 2009 and 2008	113

Consolidated Statements of Operations – Years Ended December 31, 2009 and 2008, Four Months Ended December 31, 2007 and Year Ended August 31, 2007	115

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2009 and 2008, Four Months Ended December 31, 2007 and Year Ended August 31, 2007	116

Consolidated Statements of Equity – Years Ended December 31, 2009 and 2008, Four Months Ended December 31, 2007 and Year Ended August 31, 2007	117

Consolidated Statements of Cash Flows – Years Ended December 31, 2009 and 2008, Four Months Ended December 31, 2007 and Year Ended August 31, 2007	118

Notes to Consolidated Financial Statements	119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2009, the four months ended December 31, 2007, and the year ended August 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, the four months ended December 31, 2007, and the year ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Partnership retrospectively adopted a new accounting pronouncement on January 1, 2009 related to the accounting for noncontrolling interests in consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Transfer Equity, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 24, 2010

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,315	$92,023
Marketable securities	6,055	5,915
Accounts receivable, net of allowance for doubtful accounts	566,522	591,257
Accounts receivable from related companies	51,894	15,142
Inventories	389,954	272,348
Exchanges receivable	23,136	45,209
Price risk management assets	12,371	5,423
Other current assets	149,712	153,678

Total current assets	1,267,959	1,180,995

PROPERTY, PLANT AND EQUIPMENT, net	9,064,475	8,702,534
ADVANCES TO AND INVESTMENT IN AFFILIATES	663,298	10,110
GOODWILL	775,094	773,283
INTANGIBLES AND OTHER ASSETS, net	389,683	402,980

Total assets	$12,160,509	$11,069,902

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2009	December 31, 2008
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$359,176	$381,933
Accounts payable to related companies	38,515	34,495
Exchanges payable	19,203	54,636
Price risk management liabilities	65,146	142,432
Interest payable	137,708	115,487
Accrued and other current liabilities	229,073	434,706
Current maturities of long-term debt	40,924	45,232

Total current liabilities	889,745	1,208,921

LONG-TERM DEBT, less current maturities	7,750,998	7,190,357
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	73,332	121,710
DEFERRED INCOME TAXES	204,373	194,871
OTHER NON-CURRENT LIABILITIES	21,810	14,727

COMMITMENTS AND CONTINGENCIES (Note 11)

	8,940,258	8,730,586

EQUITY:
PARTNERS’ CAPITAL (DEFICIT):
General Partner	368	155
Limited Partners:
Common Unitholders (222,898,248 and 222,829,956 units authorized, issued and outstanding at December 31, 2009 and 2008, respectively)	53,412	(15,762)
Accumulated other comprehensive loss	(53,628)	(67,825)

Total partners’ capital (deficit)	152	(83,432)
Noncontrolling interest	3,220,099	2,422,748

Total equity	3,220,251	2,339,316

Total liabilities and equity	$12,160,509	$11,069,902

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
REVENUES:
Natural gas operations	$4,115,806	$7,653,156	$1,832,192	$5,385,892
Retail propane	1,190,524	1,514,599	471,494	1,179,073
Other	110,965	125,612	45,656	227,072

Total revenues	5,417,295	9,293,367	2,349,342	6,792,037

COSTS AND EXPENSES:
Cost of products sold - natural gas operations	2,519,575	5,885,982	1,343,237	4,207,700
Cost of products sold - retail propane	574,854	1,014,068	315,698	734,204
Cost of products sold - other	27,627	38,030	14,719	136,302
Operating expenses	680,893	781,831	221,757	559,600
Depreciation and amortization	325,024	274,372	75,406	191,383
Selling, general and administrative	178,924	200,181	61,874	153,512

Total costs and expenses	4,306,897	8,194,464	2,032,691	5,982,701

OPERATING INCOME	1,110,398	1,098,903	316,651	809,336

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(468,420)	(357,541)	(103,375)	(279,986)
Equity in earnings (losses) of affiliates	20,597	(165)	(94)	5,161
Gains (losses) on disposal of assets	(1,564)	(1,303)	14,310	(6,310)
Gains (losses) on non-hedged interest rate derivatives	33,619	(128,423)	(28,683)	29,081
Allowance for equity funds used during construction	10,557	63,976	7,276	4,948
Other, net	1,913	8,115	(13,327)	1,129

INCOME BEFORE INCOME TAX EXPENSE	707,100	683,562	192,758	563,359
Income tax expense	9,229	3,808	9,949	11,391

NET INCOME	697,871	679,754	182,809	551,968

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	255,398	304,710	90,132	232,608

NET INCOME ATTRIBUTABLE TO PARTNERS	442,473	375,044	92,677	319,360

GENERAL PARTNER’S INTEREST IN NET INCOME	1,370	1,161	287	1,048

LIMITED PARTNERS’ INTEREST IN NET INCOME	$441,103	$373,883	$92,390	$318,312

BASIC NET INCOME PER LIMITED PARTNER UNIT	$1.98	$1.68	$0.41	$1.56

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,898,203	222,829,956	222,829,916	204,578,719

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.98	$1.68	$0.41	$1.55

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,898,203	222,829,956	222,829,916	204,578,719

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Net income	$697,871	$679,754	$182,809	$551,968

Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	16,958	(22,916)	(17,970)	(163,378)
Change in value of derivative instruments accounted for as cash flow hedges	(11,017)	(40,350)	(2,221)	179,861
Change in value of available-for-sale securities	10,923	(6,418)	(98)	280

	16,864	(69,684)	(20,289)	16,763

Comprehensive income	714,735	610,070	162,520	568,731

Less: Comprehensive income attributable to noncontrolling interest	258,066	291,624	92,832	239,885

Comprehensive income attributable to partners	$456,669	$318,446	$69,688	$328,846

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	General Partner	Common Unitholders	Class B Unitholders	Class C Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, August 31, 2006	$(69)	$(9,586)	$53,130	$-	$2,276	$1,439,127	$1,484,878
Unit issuances	-	372,638	-	4,456	-	(4,456)	372,638
Equity issue costs of Class C Units	-	-	-	(204)	-	-	(204)
Assumption of related company debt	-	-	-	(70,500)	-		(70,500)
Distribution to partners	(955)	(246,136)	(1,645)	(28,261)	-	-	(276,997)
Subsidiary distributions and other	-	-	-	-	-	(252,584)	(252,584)
Purchase premium on ETP Class G Units	-	(451,150)	-	-	-	451,150	-
Tax effect of remedial income allocation from tax amortization of goodwill	-	-	-	-	-	(1,161)	(1,161)
Non-cash unit-based compensation expense	-	28	-	-	-	10,471	10,499
Other comprehensive income, net of tax	-	-	-	-	9,486	7,277	16,763
Net income	1,048	260,184	2,524	55,604	-	232,608	551,968
Conversion to Common Units	-	15,104	(54,009)	38,905	-	-	-

Balance, August 31, 2007	24	(58,918)	-	-	11,762	1,882,432	1,835,300
Distributions to partners	(270)	(86,904)	-	-	-	-	(87,174)
Subsidiary distributions and other	-	-	-	-	-	(63,756)	(63,756)
Tax effect of remedial income allocation from tax amortization of goodwill	-	-	-	-	-	(1,161)	(1,161)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	23	-	-	-	7,950	7,973
Non-cash executive compensation expense	-	-	-	-	-	1,167	1,167
Subsidiary sale of common units	151	48,781	-	-	-	187,355	236,287
Other comprehensive loss, net of tax	-	-	-	-	(22,989)	2,700	(20,289)
Net income	287	92,390	-	-	-	90,132	182,809

Balance, December 31, 2007	192	(4,628)	-	-	(11,227)	2,106,819	2,091,156
Distributions to partners	(1,349)	(434,519)	-	-	-	-	(435,868)
Subsidiary distributions	-	-	-	-	-	(319,963)	(319,963)
Tax effect of remedial income allocation from tax amortization of goodwill	-	-	-	-	-	(3,407)	(3,407)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	823	-	-	-	19,968	20,791
Non-cash executive compensation expense	-	48	-	-	-	1,202	1,250
Subsidiary sale of common units	151	48,631	-	-	-	326,505	375,287
Other comprehensive loss, net of tax	-	-	-	-	(56,598)	(13,086)	(69,684)
Net income	1,161	373,883	-	-	-	304,710	679,754

Balance, December 31, 2008	155	(15,762)	-	-	(67,825)	2,422,748	2,339,316
Distributions to ETE partners	(1,457)	(469,201)	-	-	-	-	(470,658)
Subsidiary distributions	-	-	-	-	-	(381,471)	(381,471)
Subsidiary sale of common units	300	96,696	-	-	-	902,680	999,676
Tax effect of remedial income allocation from tax amortization of goodwill	-	-	-	-	-	(3,762)	(3,762)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	551	-	-	-	20,613	21,164
Non-cash executive compensation expense	-	25	-	-	-	1,225	1,250
Other comprehensive loss, net of tax	-	-	-	-	14,197	2,668	16,865
Net income	1,370	441,103	-	-	-	255,398	697,871

Balance, December 31, 2009	$368	$53,412	$-	$-	$(53,628)	$3,220,099	$3,220,251

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697,871	$679,754	$182,809	$551,968
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	325,024	274,372	75,406	191,383
Amortization of finance costs charged to interest	14,954	10,962	2,441	6,691
Provision for loss on accounts receivable	2,992	8,015	544	4,229
Goodwill impairment	-	11,359	-	-
Non-cash unit-based compensation expense	24,583	24,304	8,137	10,499
Non-cash executive compensation expense	1,250	1,250	442	-
Deferred income taxes	8,422	(8,177)	37	(6,939)
(Gains) losses on disposal of assets	1,564	1,303	(14,310)	6,310
Distribution in excess of (less than) earnings of affiliates, net	3,224	5,621	4,448	(5,161)
Other non-cash	(4,468)	3,382	(2,069)	(760)
Net change in operating assets and liabilities, net of effects of acquisitions	(351,955)	131,575	(49,250)	248,100

Net cash provided by operating activities	723,461	1,143,720	208,635	1,006,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid for) received in acquisitions	30,367	(84,783)	(337,092)	(90,695)
Capital expenditures	(748,621)	(2,054,806)	(651,228)	(1,107,127)
Contributions in aid of construction costs	6,453	50,050	3,493	10,463
(Advances to) repayments from affiliates	(655,500)	54,534	(32,594)	(993,866)
Proceeds from the sale of assets	21,545	19,420	21,478	23,135

Net cash used in investing activities	(1,345,756)	(2,015,585)	(995,943)	(2,158,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,542,612	6,205,994	1,742,802	6,010,633
Principal payments on debt	(3,020,587)	(4,890,619)	(1,062,272)	(4,628,052)
Net proceeds from issuance of Common Units	-	-	-	372,434
Subsidiary equity offerings, net of issue costs	936,337	373,059	234,887	-
Distributions to partners	(470,658)	(435,868)	(87,174)	(276,997)
Debt issuance costs	(7,646)	(25,272)	(211)	(23,279)
Distributions to noncontrolling interests	(381,471)	(319,963)	(61,517)	(251,823)

Net cash provided by financing activities	598,587	907,331	766,515	1,202,916

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,708)	35,466	(20,793)	51,146
CASH AND CASH EQUIVALENTS, beginning of period	92,023	56,557	77,350	26,204

CASH AND CASH EQUIVALENTS, end of period	$68,315	$92,023	$56,557	$77,350

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts in thousands, except per unit data)

1.	OPERATIONS AND ORGANIZATION:

Financial Statement Presentation

The consolidated financial statements of Energy Transfer Equity, L.P. and subsidiaries (the “Partnership”, “ETE” or the “Parent Company”) presented herein for the years ended December 31, 2009 and 2008, the four months ended December 31, 2007 and the year ended August 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. We present equity and net income attributable to noncontrolling interest for all partially-owned consolidated subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through February 24, 2010, the date the financial statements were issued.

The consolidated financial statements of the Partnership presented herein include the results of operations for ETE, ETE’s controlled subsidiary Energy Transfer Partners, L.P., a publicly-traded master limited partnership (“ETP”), and ETE’s wholly-owned subsidiaries: Energy Transfer Partners GP, L.P. (“ETP GP), the General Partner of ETP, and Energy Transfer Partners, L.L.C. (“ETP LLC”), the General Partner of ETP GP. The results of operations for ETP include its wholly-owned subsidiaries: La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”); Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”); ETC Fayetteville Express Pipeline, LLC (“ETC FEP”); ETC Tiger Pipeline, LLC (“ETC Tiger”); Heritage Operating, L.P. (“HOLP”); Heritage Holdings, Inc. (“HHI”); and Titan Energy Partners, L.P. (“Titan”). The operations of ET Interstate are included since the date of the Transwestern acquisition on December 1, 2006. ETC FEP and ETC Tiger are included since their inception dates on August 27, 2008 and June 20, 2008, respectively. The operations of all other subsidiaries listed above are reflected for all periods presented.

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

In November 2007, we changed our fiscal year end to the calendar year. Thus, a new fiscal year began on January 1, 2008. The Partnership completed a four-month transition period that began September 1, 2007 and ended December 31, 2007 and filed a transition report on Form 10-Q for that period in February 2008. The financial statements contained herein cover the years ended December 31, 2009 and 2008, the four months ended December 31, 2007, and the year ended August 31, 2007.

We did not recast the financial data for the prior fiscal periods because the financial reporting processes in place at that time included certain procedures that were completed only on a fiscal quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Such comparability is impacted primarily by weather, fluctuations in commodity prices, volumes of natural gas sold and transported, our hedging strategies and the use of financial instruments, trading activities, basis differences between market hubs and interest rates. We believe that the trends indicated by comparison of the results for the years ended December 31, 2009 and 2008 are substantially similar to what is reflected in the information for the year ended August 31, 2007.

Certain prior period amounts have been reclassified to conform to the 2009 presentation. Other than the reclassifications related to the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, which is now incorporated into ASC 810-10-65 (see Note 2), these reclassifications had no impact on net income or total equity.

Business Operations

The Parent Company currently has no separate operating activities apart from those conducted by the Operating Companies. The Parent Company’s principal sources of cash flow are its direct and indirect investments in the Limited Partner and General Partner interests in ETP.

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

In order to simplify the obligations of the Partnership under the laws of several jurisdictions in which we conduct business, our activities are primarily conducted through our operating subsidiaries (collectively the “Operating Companies”) as follows:

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

•

ET Interstate, the parent company of Transwestern and ETC MEP, both of which are Delaware limited liability companies engaged in interstate transportation of natural gas. Interstate revenues consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	ETC Fayetteville Express Pipeline, LLC, a Delaware limited liability company formed to engage in interstate transportation of natural gas.

•	ETC Tiger Pipeline, LLC, a Delaware limited liability company formed to engage in interstate transportation of natural gas.

•

HOLP, a Delaware limited partnership primarily engaged in retail propane operations. Our retail propane operations focus on sales of propane and propane-related products and services. The retail propane customer base includes residential, commercial, industrial and agricultural customers.

•	Titan, a Delaware limited partnership also engaged in retail propane operations.

The Partnership, the Operating Companies and their subsidiaries are collectively referred to in this report as “we”, “us”, “ETE”, “ETP”, “Energy Transfer” or the “Partnership.” References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

ETC OLP owns an interest in and operates approximately 14,800 miles of in service natural gas gathering and intrastate transportation pipelines, three natural gas processing plants, eleven natural gas treating facilities, eleven natural gas conditioning facilities and three natural gas storage facilities located in Texas.

Revenue in our intrastate transportation and storage operations is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are high. The intrastate transportation and storage operations also consist of the HPL System, which generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies. The HPL System also transports natural gas for a variety of third party customers. Our intrastate transportation and storage segment also generates revenues from fees charged for storing customers’ working natural gas in our storage facilities. In addition, the use of the Bammel storage facility allows us to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin.

Our interstate transportation operations principally focus on natural gas transportation of Transwestern, which owns and operates approximately 2,700 miles of interstate natural gas pipeline, with an additional 180 miles under construction, extending from Texas through the San Juan Basin to the California border. In addition, we have interests in joint ventures that have 500 miles of interstate natural gas pipeline and 185 miles under construction. Transwestern is a major natural gas transporter to the California border and delivers natural gas from the east end of its system to Texas intrastate and Midwest markets. The Transwestern pipeline interconnects with our existing intrastate pipelines in West Texas. The revenues of this segment consist primarily of fees earned from natural gas transportation services and operational gas sales.

Revenue in our midstream operations is primarily generated by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipelines (excluding the interstate transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices.

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

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2009 represent the actual results in all material respects.

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

Revenue Recognition

Revenues for sales of natural gas, NGLs including propane, and propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenues from service labor, transportation, treating, compression and gas processing, are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available. Tank rent is recognized ratably over the period it is earned.

Our intrastate transportation and storage and interstate transportation segments’ results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) a fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.

Our intrastate transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, we purchase natural gas from the market, including purchases from the midstream segment’s marketing operations, and from producers at the wellhead.

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

We also utilize other types of arrangements in our midstream segment, including (i) discount-to-index price arrangements, which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which we gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price, and (iii) keep- whole arrangements where we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. Our contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

We conduct marketing activities in which we market the natural gas that flows through our assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

We have a risk management policy that provides for oversight over our marketing activities. These activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. As a result of our use of derivative financial instruments that may not qualify for hedge accounting, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to senior management and predefined limits and authorizations set forth in our risk management policy.

Regulatory Accounting - Regulatory Assets and Liabilities

Transwestern, part of our interstate transportation segment, is subject to regulation by certain state and federal authorities and has accounting policies that conform to Statement of Financial Accounting Standards No. 71 (As Amended), Accounting for the Effects of Certain Types of Regulation, now incorporated into ASC 980, which is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.

Cash, Cash Equivalents and Supplemental Cash Flow Information

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

As a result of our acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash we paid by $30.4 million.

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Accounts receivable	$28,431	$220,635	$(169,263)	$54,347
Accounts receivable from related companies	(26,321)	3,234	(12,091)	(5,376)
Inventories	(101,592)	96,145	(168,430)	196,173
Exchanges receivable	22,074	(7,888)	(4,216)	(3,406)
Other current assets	8,195	(57,150)	(4,459)	53,591
Intangibles and other assets	(4,786)	(40,753)	605	(1,817)
Accounts payable	(16,024)	(296,185)	195,574	(92,296)
Accounts payable to related companies	4,184	(13,538)	28,876	18,560
Exchanges payable	(35,433)	14,254	6,117	3,000
Accrued and other current liabilities	(124,147)	32,474	1,026	(26,794)
Interest payable	22,220	36,501	41,640	18,181
Other long-term liabilities	1,401	1,741	(680)	1,460
Price risk management liabilities, net	(130,157)	142,105	36,051	32,477

Net change in assets and liabilities, net of effect of acquisitions	$(351,955)	$131,575	$(49,250)	$248,100

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
NON-CASH INVESTING ACTIVITIES:
Transfer of investment in affiliate in purchase of Transwestern (Note 3)	$-	$-	$-	$956,348

Investment in Calpine Corporation received in exchange for accounts receivable	$-	$10,816	$-	$-

Capital expenditures accrued	$46,134	$153,230	$87,622	$43,498

Gain from subsidiary issuance of common units (recorded in partners’ capital)	$96,996	$48,782	$48,932	$-

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$26,237	$5,077	$3,896	$533,625

Subsidiary issuance of Common Units in connection with certain acquisitions	$63,339	$2,228	$1,400	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$440,492	$330,816	$79,084	$283,854

Cash paid for income taxes	$15,447	$5,191	$9,135	$8,962

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reflected as current assets on the consolidated balance sheets at fair value.

During the year ended December 31, 2008, we determined there was an other-than-temporary decline in the market value of one of our available-for-sale securities, and reclassified into earnings a loss of $1.4 million, which is recorded in other expense. Unrealized holding gains (losses), net of tax, of $7.4 million, $(6.4) million, $(0.1) million and $0.3 million, were recorded through accumulated other comprehensive income (“AOCI”), based on the market value of the securities, for the years ended December 31, 2009 and 2008, the four months ended December 31, 2007, and the fiscal year ended August 31, 2007, respectively. The change in value of our available-for-sale securities for the year ended December 31, 2009 includes realized losses of $3.5 million reclassified from AOCI during the period as discussed in “Accounts Receivable” below.

Accounts Receivable

Our midstream and intrastate transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guaranty prepayment or master setoff agreement). Management reviews midstream and intrastate transportation and storage accounts receivable balances bi-weekly. Credit limits are assigned and monitored for all counterparties of the midstream and intrastate transportation and storage operations. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. Management believes that the occurrence of bad debt in our midstream and intrastate transportation and storage segments was not significant at December 31, 2009 or 2008; therefore, an allowance for doubtful accounts for the midstream and intrastate transportation and storage segments was not deemed necessary.

ETP’s interstate transportation operations have a concentration of customers in the electric and gas utility industries as well as natural gas producers. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. From time to time, specifically identified customers having perceived credit risk are required to provide prepayments or other forms of collateral. Transwestern’s management believes that the portfolio of receivables, which includes regulated electric utilities, regulated local distribution companies and municipalities, is subject to minimal credit risk. Transwestern establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables. Transwestern considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectability.

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

We exchanged a portion of our outstanding accounts receivable from Calpine Energy Services, L.P. for Calpine Corporation (“Calpine”) common stock valued at $10.8 million during the first quarter of 2008 pursuant to a settlement reached with Calpine related to their bankruptcy reorganization. The stock is included in marketable securities on the consolidated balance sheet at a fair value of $4.8 million as of December 31, 2008. In 2009, we sold the stock for $7.3 million and recorded a realized loss of $3.6 million, of which $3.5 million was reclassified from AOCI to other income in the consolidated statement of operations.

Accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008
Natural gas operations	$429,849	$444,816
Propane	143,011	155,191
Less – allowance for doubtful accounts	(6,338)	(8,750)

Total, net	$566,522	$591,257

The activity in the allowance for doubtful accounts consisted of the following:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Balance, beginning of the period	$8,750	$5,698	$5,601	$4,000
Accounts receivable written off, net of recoveries	(5,404)	(4,963)	(447)	(2,628)
Provision for loss on accounts receivable	2,992	8,015	544	4,229

Balance, end of period	$6,338	$8,750	$5,698	$5,601

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

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Natural gas and NGLs, excluding propane	$157,103	$184,727
Propane	66,686	63,967
Appliances, parts and fittings and other	166,165	23,654

Total inventories	$389,954	$272,348

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. In April 2009, we began designating commodity derivatives as fair value hedges for accounting purposes. Subsequent to the designation of those fair value hedging relationships, changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheet and have been recorded in cost of products sold in our consolidated statements of operations.

During 2009, we recorded lower of cost or market adjustments of $54.0 million, which were offset by fair value adjustments related to our application of fair value hedging of $66.1 million.

During 2008, we recorded lower-of-cost-or-market adjustments of $69.5 million for natural gas inventory and $4.4 million for propane inventory to reflect market values, which were less than the weighted-average cost. The natural gas inventory adjustment in 2008 was partially offset in net income by the recognition of unrealized gains on related cash flow hedges in the amount of $21.7 million from AOCI.

Exchanges

The midstream and intrastate transportation and storage segments’ exchanges consist of natural gas and NGL delivery imbalances with others. These amounts, which are valued at market prices, turn over monthly and are recorded as exchanges receivable or exchanges payable on our consolidated balance sheets. Management believes market value approximates cost.

The interstate transportation segment’s natural gas imbalances occur as a result of differences in volumes of gas received and delivered. Transwestern records natural gas imbalances for in-kind receivables and payables at the dollar weighted composite average of all current month gas transactions and dollar valued imbalances are recorded at contractual prices.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2009	December 31, 2008
Deposits paid to vendors	$79,694	$78,237
Prepaid and other	70,018	75,441

Total other current assets	$149,712	$153,678

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the installation of company-owned propane tanks and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our results of operations.

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

Components and useful lives of property, plant and equipment were as follows:

	December 31, 2009	December 31, 2008
Land and improvements	$87,388	$74,895
Buildings and improvements (10 to 40 years)	160,912	133,951
Pipelines and equipment (10 to 83 years)	7,388,889	5,592,057
Natural gas storage (40 years)	100,746	92,457
Bulk storage, equipment and facilities (3 to 83 years)	591,908	533,621
Tanks and other equipment (10 to 30 years)	602,915	578,118
Vehicles (3 to 10 years)	176,946	156,486
Right of way (20 to 83 years)	516,709	366,205
Furniture and fixtures (3 to 10 years)	32,810	28,075
Linepack	53,404	48,108
Pad gas	47,363	53,583
Other (5 to 10 years)	117,896	97,975

	9,877,886	7,755,531
Less – Accumulated depreciation	(1,052,566)	(762,014)

	8,825,320	6,993,517
Plus – Construction work-in-process	239,155	1,709,017

Property, plant and equipment, net	$9,064,475	$8,702,534

We recognized the following amounts of depreciation expense, capitalized interest, and AFUDC for the periods presented:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended December 31, 2007
	2009	2008
Depreciation expense	$304,129	$256,910	$68,642	$175,851

Capitalized interest, excluding AFUDC	$11,791	$21,595	$12,657	$22,979

AFUDC (both debt and equity components)	$10,237	$50,074	$5,095	$3,600

Advances to and Investment in Affiliates

We own interests in a number of related businesses that are accounted for using the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influence over, but do not control the investee’s operating and financial policies.

We account for our investments in Midcontinent Express Pipeline LLC and Fayetteville Express Pipeline LLC using the equity method. See Note 4 for a discussion of these joint ventures.

Goodwill

Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of December 31 for subsidiaries in our interstate segment and as of August 31 for all others. At December 31, 2008, we recorded an impairment of the entire goodwill balance of $11.4 million related to the Canyon Gathering System. No other goodwill impairments were recorded for the periods presented in these consolidated financial statements. Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation	Midstream	Retail Propane	All Other	Total
Balance as of December 31, 2007	$10,327	$98,613	$24,368	$594,801	$29,589	$757,698
Purchase accounting adjustments	-	-	-	2,457	-	2,457
Goodwill acquired	-	-	9,141	15,346	-	24,487
Goodwill impairment	-	-	(11,359)	-	-	(11,359)

Balance as of December 31, 2008	10,327	98,613	22,150	612,604	29,589	773,283
Purchase accounting adjustments	-	-	-	(8,662)	-	(8,662)
Goodwill acquired	-	-	-	33	10,440	10,473

Balance as of December 31, 2009	$10,327	$98,613	$22,150	$603,975	$40,029	$775,094

Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.

Intangibles and Other Assets

Intangibles and other assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our balance sheet the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. Components and useful lives of intangibles and other assets were as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Noncompete agreements (3 to 15 years)	$24,139	$(12,415)	$40,301	$(24,374)
Customer lists (3 to 30 years)	153,843	(53,123)	144,337	(39,730)
Contract rights (6 to 15 years)	23,015	(5,638)	23,015	(3,744)
Patents (9 years)	750	(35)	-	-
Other (10 years)	478	(397)	2,677	(2,244)

Total amortizable intangible assets	202,225	(71,608)	210,330	(70,092)
Non-amortizable intangible assets:
Trademarks	75,825	-	75,667	-

Total intangible assets	278,050	(71,608)	285,997	(70,092)
Other assets:
Financing costs (3 to 30 years)	84,099	(34,702)	74,611	(23,508)
Regulatory assets	101,879	(9,501)	98,560	(5,941)
Other assets	41,466	-	43,353	-

Total intangibles and other assets	$505,494	$(115,811)	$502,521	$(99,541)

Aggregate amortization expense of intangible and other assets are as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008

Reported in depreciation and amortization	$20,895	$17,462	$6,764	$15,532

Reported in interest expense	$11,195	$9,015	$2,716	$7,132

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2010	$29,962
2011	27,553
2012	22,117
2013	16,310
2014	15,343

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

We have determined that we are obligated by contractual requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, management was not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2009 or 2008 because the settlement dates were indeterminable. An asset retirement obligation will be recorded in the periods management can reasonably determine the settlement dates.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Customer advances and deposits	$88,430	$106,679
Accrued capital expenditures	46,134	153,230
Accrued wages and benefits	25,577	65,754
Taxes other than income taxes	23,294	20,772
Income taxes payable	3,154	14,298
Deferred income taxes	-	589
Other	42,484	73,384

Total accrued and other current liabilities	$229,073	$434,706

Customer Advances and Deposits

Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month and from our propane customers as security or prepayments for future propane deliveries. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value. Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at December 31, 2009 was $8.25 billion and $7.79 billion, respectively. At December 31, 2008, the aggregate fair value and carrying amount of long-term debt was $6.41 billion and $7.24 billion, respectively.

We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. We currently do not have any fair value measurements that require the use of significant unobservable inputs and therefore do not have any assets or liabilities considered as Level 3 valuations.

The following table summarizes the fair value of our financial assets and liabilities as of December 31, 2009 and 2008 based on inputs used to derive their fair values:

Description	Fair Value Measurements at December 31, 2009 Using			Fair Value Measurements at December 31, 2008 Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Assets:
Marketable securities	$6,055	$6,055	$-	$5,915	$5,915	$-
Inventories	156,156	156,156	-	-	-	-
Commodity derivatives	32,479	20,090	12,389	111,513	106,090	5,423

Liabilities:
Commodity derivatives	(8,016)	(7,574)	(442)	(43,336)	-	(43,336)
Interest rate swap derivatives	(138,036)	-	(138,036)	(220,806)	-	(220,806)

	$48,638	$174,727	$(126,089)	$(146,714)	$112,005	$(258,719)

Contributions in Aid of Construction Costs

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction and production well tie-ins. Contributions in aid of construction costs (“CIAC”) are netted against our project costs as they are received, and any CIAC which exceeds our total project costs, is recognized as other income in the period in which it is realized. In March 2008, we received a reimbursement related to an extension on our Southeast Bossier pipeline resulting in an excess over total project costs of $7.1 million, which is recorded in other income on our consolidated statement of operations for the year ended December 31, 2008.

Contributions in aid of construction costs were as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Received and netted against project costs	$6,453	$50,050	$3,493	$10,463

Recorded in other income	(305)	8,352	216	403

Total	$6,148	$58,402	$3,709	$10,866

Shipping and Handling Costs

Shipping and handling costs related to fuel sold are included in cost of products sold. Shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and totaled $55.9 million and $112.0 million for the years ended December 31, 2009 and 2008, respectively, $30.7 million for the four months ended December 31, 2007, and $58.6 million for the year ended August 31, 2007. We do not separately charge propane shipping and handling costs to customers.

Costs and Expenses

Costs of products sold include actual cost of fuel sold, adjusted for the effects of our hedging and other commodity derivative activities, storage fees and inbound freight on propane, and the cost of appliances, parts and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, shipping and handling costs related to propane, purchasing costs and plant operations. Selling, general and administrative expenses include all partnership related expenses and compensation for executive, partnership, and administrative personnel.

We record the collection of taxes to be remitted to governmental authorities on a net basis.

Issuances of Subsidiary Units

We record changes in our ownership interest of our subsidiaries as equity transactions, with no gain or loss recognized in consolidated net income or comprehensive income. For example, upon ETP’s issuance of ETP Common Units in a public offering, we record any difference between the amount of consideration received or paid and the amount by which the noncontrolling interest is adjusted as a change in partners’ capital.

Income Taxes

ETE is a limited partnership. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

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

As a result of the tax termination discussed above, we elected new depreciation and amortization policies for income tax purposes, which include the amortization of goodwill. As a result of the income tax regulations related to remedial income allocations, ETP’s subsidiary, Heritage Holdings, Inc. (“HHI”), which owns ETP’s Class E units, receives a special allocation of taxable income, for income tax purposes only, essentially equal to the amount of goodwill amortization deductions allocated to purchasers of ETP

Common Units. The amount of such “goodwill” accumulated as of the date of ETP’s acquisition of HHI (approximately $158.0 million) is now being amortized over 15 years beginning on May 7, 2007, the date of our new tax elections. ETP accounts for HHI using the treasury stock method due to its ownership of ETP’s Class E units. ETP accounts for the tax effects of the goodwill amortization and remedial income allocation as an adjustment of ETP’s HHI purchase price allocation, which effectively results in a charge to ETP’s common equity and a deferred tax benefit offsetting the current tax expense resulting from the remedial income allocation for tax purposes. For the years ended December 31, 2009 and 2008, the four months ended December, 31, 2007, and the year ended August 31, 2007, this resulted in a current tax expense and deferred tax benefit (with a corresponding charge to common equity as an adjustment of the purchase price allocation) of approximately $3.8 million, $3.4 million, $1.2 million and $1.2 million, respectively. As of December 31, 2009, the amount of tax goodwill to be amortized over the next 13 years for which HHI will receive a remedial income allocation is approximately $132.8 million.

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended December 31, 2009 and 2008, the four months ended December 31, 2007 and the year ended August 31, 2007, our non-qualifying income did not exceed the statutory limit.

Those subsidiaries which are taxable corporations follow the asset and liability method of accounting for income taxes, under which deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

Accounting for Derivative Instruments and Hedging Activities

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the consolidated balance sheets. In general, we use derivatives to eliminate market exposure and price risk within our segments as follows:

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

For qualifying hedges, we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment and the gains and losses offset related results on the hedged item in the statement of operations. The market prices used to value our financial derivatives and related transactions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques.

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

If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statement of operations.

We inject and hold natural gas in our Bammel storage facility to take advantage of contango markets, when the price of natural gas is higher in the future than the current spot price. We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market or off peak season and entering a financial contract to lock in the sale price. If we designate the related financial contract as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices along with the financial derivative we use to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from our derivative instruments using marked to market accounting with changes in the fair value of our derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that we recognize in earnings the original locked in spread, either through mark-to-market or the physical withdrawal of natural gas.

We attempt to maintain balanced positions in our marketing activities to protect ourselves from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance our positions. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial position and results of operations, either favorably or unfavorably.

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

We are exposed to market risk for changes in interest rates related to our revolving credit facilities. We previously have managed a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements, which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not accounted for as cash flow hedges are classified in other income.

Allocation of Income (Loss)

For purposes of maintaining partner capital accounts, our Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests (see Note 7).

Unit-Based Compensation

We recognize compensation expense for equity awards issued to employees over the vesting period based on the grant-date fair value. The grant-date fair value is determined based on the market price of our Common Units on the grant date, adjusted to reflect the present value of any expected distributions that will not accrue to the employee during the vesting period. The present value of expected service period distributions is computed based on the risk-free interest rate, the expected life of the unit grants and the expected unit distributions based on the most recently declared distributions as of the grant date.

New Accounting Standards

Accounting Standards Codification. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) instituted a new referencing system, which codifies, but does not amend, previously existing nongovernmental U.S. generally accepted accounting principles (“GAAP”). The FASB Accounting Standards Codification (“ASC”) is now the single authoritative source for GAAP. Although the implementation of ASC has no impact on our financial statements, certain references to authoritative GAAP literature within our footnotes have been changed to cite the appropriate content within the ASC.

Noncontrolling Interests. On January 1, 2009, we adopted SFAS 160, now incorporated into ASC 810-10, which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the new standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The new standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the new standard requires that a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this standard did not have a significant impact on our financial position or results of operations. However, it did result in certain changes to our financial statement presentation, including the change in classification of noncontrolling interest (minority interest) from liabilities to equity on the condensed consolidated balance sheet.

Upon adoption, we reclassified $2.42 billion from minority interest liability to noncontrolling interest as a separate component of equity in our consolidated balance sheet as of December 31, 2008. In addition, we reclassified $304.7 million, $90.1 million and $232.6 million of minority interest expense to net income attributable to noncontrolling interest in our consolidated statements of operations for the year ended December 31, 2008, the four month transition period ended December 31, 2007 and the year ended August 31, 2007. Net income per limited partner unit has not been affected as a result of the adoption of this standard.

Earnings per Unit. On January 1, 2009, we adopted a new methodology for calculating earnings per unit to reflect recently ratified changes to accounting standards. This new standard was originally issued as Emerging Issues Task Force Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, and is now incorporated into ASC 260-10. Our adoption of this standard did not have an impact on the calculation of ETE’s earnings per unit.

On January 1, 2009, we also adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now incorporated into ASC 260-10. This standard clarifies that unvested share-based payment awards constitute participating securities, if such awards include nonforfeitable rights to dividends or dividend equivalents. Consequently, awards that are deemed to be participating securities must be allocated earnings in the computation of earnings per share under the two-class method. Based on unvested unit awards outstanding at the time of adoption, application of this standard did not have a material impact on our computation of earnings per unit.

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

Derivative Instruments and Hedging Activities. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which is now incorporated into ASC 815. This standard changed the disclosure requirements for derivative instruments and hedging activities, including requirements for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The standard only affected disclosure requirements; therefore, our adoption did not impact our financial position or results of operations.

Equity Method Investment Accounting. On January 1, 2009, we adopted Emerging Issues Task Force Issue No. 08-6, Equity Method Investment Accounting Considerations, which is now incorporated into ASC 323-10. This standard establishes the requirements for initial measurement of an equity method investment, including the accounting for contingent consideration related to the acquisition of an equity method investment, and also clarifies the accounting for (1) an other-than-temporary impairment of an equity method investment and (2) changes in level of ownership or degree of influence with respect to an equity method investment. Our adoption did not have a material impact on our financial position or results of operations.

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

3.	ACQUISITIONS:

Proposed Transaction

We have agreed to purchase a natural gas gathering company which provides dehydration, treating, redelivery and compression services on a 120-mile pipeline system in the Haynesville Shale. The purchase price is $150 million in cash, excluding certain adjustments as defined in the purchase agreement, and the acquisition is expected to close in March 2010.

2009

In November 2009, we acquired all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas, in exchange for the issuance of 1,450,076 ETP Common Units having an aggregate market value of approximately $63.3 million on the closing date. In connection with this transaction, we received cash of $41.1 million, assumed total liabilities of $30.5 million, which includes $8.4 million in notes payable and recorded goodwill of $8.7 million. In addition, we acquired ETG in August 2009. See Note 14.

2008

During the year ended December 31, 2008, HOLP and Titan collectively acquired substantially all of the assets of 20 propane businesses. The aggregate purchase price for these acquisitions totaled $96.4 million, which included $76.2 million of cash paid, net of cash acquired, liabilities assumed of $ 8.2 million, 53,893 Common Units issued valued at $2.2 million and debt forgiveness of $9.8 million. The cash paid for acquisitions was financed primarily with ETP’s and HOLP’s Senior Revolving Credit Facilities. We recorded $15.3 million of goodwill in connection with these acquisitions.

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

On November 1, 2006, pursuant to agreements entered into with GE Energy Financial Services (“GE”) and Southern Union Company (“Southern Union”), ETP acquired the member interests in CCE Holdings, LLC (“CCEH”) from GE and certain other investors for $1.00 billion. ETP financed a portion of the CCEH purchase price with the proceeds from its issuance of 26,086,957 Class G Units to the Parent Company simultaneous with the closing on November 1, 2006. The member interests acquired represented a 50% ownership in CCEH. On December 1, 2006, in a second and related transaction, CCEH redeemed ETP’s 50% ownership interest in CCEH in exchange for 100% ownership of Transwestern, which owns the Transwestern pipeline. Following the final step, Transwestern became a new operating subsidiary and formed the interstate transportation segment of ETP.

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

During the fiscal year ended August 31, 2007, HOLP and Titan collectively acquired substantially all of the assets of five propane businesses. The aggregate purchase price for these acquisitions totaled $17.6 million, which included $15.5 million of cash paid, net of cash acquired, and liabilities assumed of $2.1 million. The cash paid for acquisitions was financed primarily with ETP’s and HOLP’s Senior Revolving Credit Facilities.

Except for the acquisition of the interests in ETP GP, the purchase of Class G Units from ETP and the 50% member interests in CCEH, the acquisitions discussed above were accounted for under the purchase method of accounting and the purchase prices were allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The acquisition of the 50% member interest in CCEH was accounted for under the equity method of accounting in accordance with APB Opinion No. 18, through November 30, 2006. The acquisition of 100% of Transwestern has been accounted for under the purchase method of accounting since the acquisition on December 1, 2006. The acquisition of the interests in ETP GP was accounted for on the basis of historical costs, as discussed above. The purchase of Class G Units from ETP was accounted for as described in Note 7.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values for the fiscal year 2007 acquisitions described above, net of cash acquired:

	Intrastate Transportation and Storage and Midstream Acquisitions (Aggregated)	Transwestern Acquisition	Propane Acquisitions (Aggregated)
Accounts receivable	$-	$20,062	$1,111
Inventory	-	895	414
Prepaid and other current assets	-	11,842	57
Investment in unconsolidated affiliate	(503)	-	-
Property, plant, and equipment	50,916	1,254,968	8,035
Intangibles and other assets	23,015	141,378	3,808
Goodwill	-	107,550	4,167

Total assets acquired	73,428	1,536,695	17,592

Accounts payable	-	(1,932)	(381)
Customer advances and deposits	-	(700)	(254)
Accrued and other current liabilities	(292)	(33,149)	(170)
Short-term debt (paid in December 2006)	-	(13,000)	-
Long-term debt	-	(519,377)	(1,309)
Other long-term obligations	-	(10,096)	-

Total liabilities assumed	(292)	(578,254)	(2,114)

Net assets acquired	$73,136	$958,441	$15,478

The purchase price for the acquisitions was initially allocated based on the estimated fair value of the assets acquired and liabilities assumed. The Transwestern allocation was based on the preliminary results of independent appraisals. The purchase price allocations were completed during the first quarter of 2008. The final allocation adjustments were not significant.

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

Regulatory assets, included in intangible and other assets on the consolidated balance sheet, established in the Transwestern purchase price allocation consist of the following:

Accumulated reserve adjustment	$42,132
AFUDC gross-up	9,280
Environmental reserves	6,623
South Georgia deferred tax receivable	2,593
Cash Balance Plan	9,329

Total Regulatory Assets acquired	$69,957

All of Transwestern’s regulatory assets are considered probable of recovery in rates.

We recorded the following intangible assets and goodwill in conjunction with the fiscal year 2007 acquisitions described above:

	Intrastate Transportation and Storage and Midstream Acquisitions (Aggregated)	Transwestern Acquisition	Propane Acquisitions (Aggregated)
Intangible assets:
Contract rights and customer lists (6 to 15 years)	$23,015	$47,582	$-
Financing costs (7 to 9 years)	-	13,410	-
Other	-	-	3,808

Total intangible assets	23,015	60,992	3,808
Goodwill	-	107,550	4,167

Total intangible assets and goodwill acquired	$23,015	$168,542	$7,975

Goodwill was warranted because these acquisitions enhance our current operations, and certain acquisitions are expected to reduce costs through synergies with existing operations. We expect all of the goodwill acquired to be tax deductible. We do not believe that the acquired intangible assets have any significant residual value at the end of their useful life.

4.	INVESTMENTS IN AFFILIATES:

Midcontinent Express Pipeline LLC

ETP is party to an agreement with Kinder Morgan Energy Partners, L.P. (“KMP”) for a 50/50 joint development of the Midcontinent Express pipeline. Construction of the approximately 500-mile pipeline was completed and natural gas transportation service commenced August 1, 2009 on the pipeline from Delhi, Louisiana, to an interconnect with the Transco interstate natural gas pipeline in Butler, Alabama. Interim service began on the pipeline from Bennington, Oklahoma, to Delhi in April 2009. In July 2008, Midcontinent Express Pipeline LLC (“MEP”), the entity formed to construct, own and operate this pipeline, completed an open season with respect to a capacity expansion of the pipeline from the current capacity of 1.4 Bcf/d to a total capacity of 1.8 Bcf/d for the main segment of the pipeline from north Texas to an interconnect location with the Columbia Gas Transmission Pipeline near Waverly, Louisiana. The additional capacity was fully subscribed as a result of this open season. The planned expansion of capacity will be added through the installation of additional compression on this segment of the pipeline and is expected to be completed in the latter part of 2010. This expansion was approved by the Federal Energy Regulatory Commission (the “FERC”) in September 2009.

On January 9, 2009, MEP filed an amended application to revise its initial transportation rates to reflect an increase in projected costs for the project; the amended application was approved by the FERC on March 25, 2009.

Fayetteville Express Pipeline LLC

ETP is party to an agreement with KMP for a 50/50 joint development of the Fayetteville Express pipeline, an approximately 185-mile natural gas pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. In December 2009, Fayetteville Express Pipeline LLC (“FEP”), the entity formed to construct, own and operate this pipeline, received FERC approval of its application for authority to construct and operate this pipeline. That order is currently subject to a limited request for rehearing. The pipeline is expected to have an initial capacity of 2.0 Bcf/d. The pipeline project is expected to be in service by the end of 2010. FEP has secured binding 10-year commitments for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc. Kinder Morgan, Inc. owns the general partner of KMP.

Capital Contributions to Affiliates

During the year ended December 31, 2009, we contributed $664.5 million to MEP. FEP’s capital expenditures are being funded under a credit facility. All of our contributions to FEP were reimbursed to us in 2009, including $9.0 million that we contributed in 2008.

Summarized Financial Information

The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, MEP and FEP (on a 100% basis):

	December 31, 2009	December 31, 2008
Current assets	$33,794	$9,953
Property, plant and equipment, net	2,576,031	1,012,006
Other assets	19,658	-

Total assets	$2,629,483	$1,021,959

Current liabilities	$105,951	$163,379
Non-current liabilities	1,198,882	840,580
Equity	1,324,650	18,000

Total liabilities and equity	$2,629,483	$1,021,959

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Revenue	$98,593	$-	$-	$-
Operating income	47,818	-	-	-
Net income	36,555	1,057	-	-

As stated above, MEP was placed into service during 2009.

5.	INCOME PER LIMITED PARTNER UNIT:

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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Basic Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$441,103	$373,883	$92,390	$318,312

Weighted average limited partner units	222,898,203	222,829,956	222,829,916	204,578,719

Basic net income per limited partner unit	$1.98	$1.68	$0.41	$1.56

Diluted Net Income per Limited Partner Unit:
Limited Partner’s interest in net income	$441,103	$373,883	$92,390	$318,312
Dilutive effect of Unit Grants	(410)	(349)	(218)	(376)

Diluted net income available to limited partners	$440,693	$373,534	$92,172	$317,936

Weighted average limited partner units	222,898,203	222,829,956	222,829,916	204,578,719

Diluted net income per limited partner unit	$1.98	$1.68	$0.41	$1.55

6.	DEBT OBLIGATIONS:

Our debt obligations consist of the following:

	December 31, 2009	December 31, 2008
ETP Senior Notes:
5.95% Senior Notes, due February 1, 2015	$750,000	$750,000	Payable upon maturity. Interest is paid semi-annually.
5.65% Senior Notes, due August 1, 2012	400,000	400,000	Payable upon maturity. Interest is paid semi-annually.
6.125% Senior Notes, due February 15, 2017	400,000	400,000	Payable upon maturity. Interest is paid semi-annually.
6.625% Senior Notes, due October 15, 2036	400,000	400,000	Payable upon maturity. Interest is paid semi-annually.
6.0% Senior Notes, due July 1, 2013	350,000	350,000	Payable upon maturity. Interest is paid semi-annually.
6.7% Senior Notes, due July 1, 2018	600,000	600,000	Payable upon maturity. Interest is paid semi-annually.
7.5% Senior Notes, due July 1, 2038	550,000	550,000	Payable upon maturity. Interest is paid semi-annually.
9.7% Senior Notes due March 15, 2019	600,000	600,000	Put option on March 15, 2012. Payable upon
			maturity. Interest is paid semi-annually.
8.5% Senior Notes due April 15, 2014	350,000	-	Payable upon maturity. Interest is paid semi-annually.
9.0% Senior Notes due April 15, 2019	650,000	-	Payable upon maturity. Interest is paid semi-annually.
Transwestern Senior Unsecured Notes:
5.39% Senior Unsecured Notes, due November 17, 2014	88,000	88,000	Payable upon maturity. Interest is paid semi-annually.
5.54% Senior Unsecured Notes, due November 17, 2016	125,000	125,000	Payable upon maturity. Interest is paid semi-annually.
5.64% Senior Unsecured Notes, due May 24, 2017	82,000	82,000	Payable upon maturity. Interest is paid semi-annually.
5.89% Senior Unsecured Notes, due May 24, 2022	150,000	150,000	Payable upon maturity. Interest is paid semi-annually.
6.16% Senior Unsecured Notes, due May 24, 2037	75,000	75,000	Payable upon maturity. Interest is paid semi-annually.
5.36% Senior Unsecured Notes, due December 9, 2020	175,000	-	Payable upon maturity. Interest is paid semi-annually.
5.66% Senior Unsecured Notes, due December 9, 2024	175,000	-	Payable upon maturity. Interest is paid semi-annually.
HOLP Senior Secured Notes:
8.55% Senior Secured Notes	24,000	36,000	Annual payments of $12,000 due each June 30 through 2011. Interest is paid semi-annually.
Medium Term Note Program:
7.17% Series A Senior Secured Notes	-	2,400	Matured in November 2009.
7.26% Series B Senior Secured Notes	6,000	8,000	Annual payments of $2,000 due each November 19 through 2012. Interest is paid semi-annually.
Senior Secured Promissory Notes:
8.55% Series B Senior Secured Notes	4,571	9,142	Annual payments of $4,571 due each August 15 through 2010. Interest is paid quarterly.
8.59% Series C Senior Secured Notes	5,750	11,500	Annual payments of $5,750 due each August 15 through 2010. Interest is paid quarterly.
8.67% Series D Senior Secured Notes	33,100	45,550	Annual payments of $7,700 due August 15, 2010, $12,450 due August 15, 2011, and $12,950 due August 15, 2012. Interest is paid quarterly.
8.75% Series E Senior Secured Notes	6,000	7,000	Annual payments of $1,000 due each August 15 through 2015. Interest is paid quarterly.
8.87% Series F Senior Secured Notes	40,000	40,000	Annual payments of $3,636 due each August 15, 2010 through 2020. Interest is paid quarterly.
7.89% Series H Senior Secured Notes	5,091	5,818	Annual payments of $727 due each May 15 through 2016. Interest is paid quarterly.
7.99% Series I Senior Secured Notes	16,000	16,000	One payment due May 15, 2013. Interest is paid
			quarterly.
Revolving Credit Facilities and Term Loans:
ETE Senior Secured Revolving Credit Facility	123,951	121,642	See terms below under “Parent Company Credit Facilities”.
ETE Senior Secured Term Loan	1,450,000	1,450,000	See terms below under “Parent Company Credit Facilities”.
ETP Revolving Credit Facility	150,000	902,000	See terms below under “ETP Credit Facility”.
HOLP Fourth Amended and Restated Senior Revolving Credit Facility	10,000	10,000	See terms below under “HOLP Credit Facility”.
Other Long-Term Debt:
Notes payable on noncompete agreements with interest imputed at rates averaging 8.06% and 7.91% for December 31, 2009 and 2008, respectively	7,898	11,249	Due in installments through 2014.
Other	2,390	2,765	Due in installments through 2024.
Unamortized discounts	(12,829)	(13,477)

	7,791,922	7,235,589
Current maturities	(40,924)	(45,232)

	$7,750,998	$7,190,357

Future maturities of long-term debt for each of the next five years and thereafter are as follows:

2010	$40,924
2011	168,558
2012	2,022,881
2013	372,569
2014	443,519
Thereafter	4,743,471

$7,791,922

ETP Senior Notes

The ETP Senior Notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the ETP Senior Notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the ETP Senior Notes. Interest on the ETP Senior Notes is paid semi-annually.

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

In April 2009, we completed a public offering of $350.0 million aggregate principal amount of 8.5% Senior Notes due 2014 and $650.0 million aggregate principal amount of 9.0% Senior Notes due 2019 (collectively the “2009 ETP Notes”). The offering of the 2009 ETP Notes closed on April 7, 2009 and we used net proceeds of approximately $993.6 million to repay borrowings under the ETP Credit Facility and for general partnership purposes. Interest will be paid semi-annually.

Transwestern Senior Unsecured Notes

Transwestern’s long-term debt consists of $213.0 million remaining principal amount of notes assumed in connection with the Transwestern acquisition, $307.0 million aggregate principal amount of notes issued in May 2007, and $350.0 million aggregate principal amount of notes issued in December 2009. The proceeds from the notes issued in December 2009 were used by Transwestern to repay amounts under an intercompany loan agreement. No principal payments are required under any of the Transwestern notes prior to their respective maturity dates. The Transwestern notes rank pari passu with Transwestern’s other unsecured debt. The Transwestern notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. Interest is paid semi-annually.

Transwestern’s debt agreements contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”).

Revolving Credit Facilities

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

The total outstanding amount borrowed under the Parent Company Credit Agreement and the Parent Company Revolving Credit Facility as of December 31, 2009 was $1.57 billion. The total amount available under the Parent Company’s debt facilities as of December 31, 2009 was $376.0 million. The Parent Company Revolving Credit Facility also contains an accordion feature, which will allow the Parent Company, subject to bank syndication’s approval, to expand the facility’s capacity up to an additional $100.0 million.

The maximum commitment fee payable on the unused portion of the Parent Company Revolving Credit Facility is based on the applicable Leverage Ratio, which is currently at Level III or 0.375%. Loans under the Parent Company Revolving Credit Facility bear interest at Parent Company’s option at either (a) the Eurodollar rate plus the applicable margin or (b) base rate plus the applicable margin. The applicable margins are a function of the Parent Company’s leverage ratio that corresponds to levels set forth in the agreement. The applicable Term Loan bears interest at (a) the Eurodollar rate plus 1.75% per annum and (b) with respect to any Base Rate Loan, at Prime Rate plus 0.25% per annum. As of December 31, 2009, the weighted average interest rate was 1.94% for the amounts outstanding on the Parent Company Senior Secured Revolving Credit Facility and the Parent Company $1.45 billion Senior Secured Term Loan Facility.

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

As of December 31, 2009, there was a balance outstanding in the ETP Credit Facility of $150.0 million in revolving credit loans and approximately $62.2 million in letters of credit. The weighted average interest rate on the total amount outstanding at December 31, 2009 was 0.78%. The total amount available under the ETP Credit Facility, as of December 31, 2009, which is reduced by any letters of credit, was approximately $1.79 billion. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt.

HOLP Credit Facility

HOLP has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility (total book value as of December 31, 2009 of approximately $1.2 billion). At December 31, 2009, there was $10.0 million outstanding in revolving credit loans and outstanding letters of credit of $1.0 million. The amount available for borrowing as of December 31, 2009 was $64.0 million.

Covenants Related to Our Credit Agreements

The agreements related to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions. The agreements and indentures related to each of the Parent Company Revolving Credit Facility and Senior Secured Term Loan Facility and ETP’s and the Operating Companies’ HOLP Notes and the HOLP Credit Facility contain customary restrictive covenants applicable to the Parent Company, ETP and the Operating Companies, including the maintenance of various financial and leverage covenants, limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens as described in further detail below.

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

The credit agreement related to the ETP Credit Facility also contains a financial covenant that provides that on each date ETP makes a distribution, the leverage ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified acquisition period, as defined in the ETP Credit Facility. This financial covenant could therefore restrict ETP’s ability to make cash distributions to its Unitholders, its general partner and the holder of its incentive distribution rights.

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

Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities and the note agreements related to the HOLP Notes could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Companies’ ability to incur additional debt and/or our ability to pay distributions.

We are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2009.

7.	PARTNERS’ CAPITAL:

Limited Partner Units

Limited partner interests in the Partnership are represented by Common Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. The Partnership’s Common Units are registered under the Securities Act of 1934 and are listed for trading on the New York Stock Exchange (“NYSE”). Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. In addition, if at any time any person or group (other than the Partnership’s General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under the Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “Quarterly Distributions of Available Cash.”

As of December 31, 2009, there were issued and outstanding 222,898,248 Common Units representing an aggregate 99.69% limited partner interest in the Partnership.

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

In connection with our initial public offering in February 2006, we issued Class B Units to our management, and all of the Class B Units were converted to ETE Common Units in March 2007. In November 2006, we issued Class C Units to acquire limited partner interest in ETP GP, and in February 2007, all of the Class C Units were converted to ETE Common Units.

Common Units

The change in Common Units is as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Number of Units, beginning of period	222,829,956	222,829,956	222,828,332	124,360,520
Issuance of restricted Common Units under long-term incentive plan	68,292	-	1,624	1,948
Issuance of Common Units	-	-	-	12,795,394
Conversion of Class B Units to Common Units	-	-	-	2,521,570
Conversion of Class C Units to Common Units	-	-	-	83,148,900

Number of Units, end of period	222,898,248	222,829,956	222,829,956	222,828,332

Sale of Common Units by Subsidiary

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and the underlying book value arising from issuance of units by ETP (excluding unit issuances to the Parent Company) as a capital transaction. The capital transactions are reflected in the Partnership’s consolidated balance sheets as an increase in partners’ capital. If ETP issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment in ETP has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP Common Units during the periods presented.

On November 1, 2006, the Parent Company purchased 26,086,957 Class G Units representing limited partnership interests in ETP. The price per unit paid for each of the Common Units was equal to $46.00 per unit, based upon a market discount from the NYSE closing price of the ETP’s Common Units on October 31, 2006 of $48.94. ETP used a portion of the proceeds to purchase interests in CCEH (see Note 3). On May 1, 2007, the Unitholders of ETP approved the conversion of the Class G Units to Common Units and all the outstanding ETP Class G Units converted to ETP Common Units on a one-for-one basis on such date. The Parent Company recorded the premium of $451.2 million (the difference between the Parent Company’s share of the underlying book value in ETP before and after the purchase of the Class G Units) as a reduction of the Parent Company’s limited partners’ capital with a corresponding increase in minority interest.

The following table summarizes ETP’s public offerings of ETP Common Units:

Date	Number of Common Units (1)	Price per Unit	Net Proceeds	Use of Proceeds
December 2007 (2)	5,750,000	$48.81	$269.4	(3)
July 2008	8,912,500	39.45	337.5	(4)
January 2009	6,900,000	34.05	225.4	(4)
April 2009	9,775,000	37.55	352.4	(5)
October 2009	6,900,000	41.27	276.0	(4)
January 2010	9,775,000	44.72	423.6	(4)(5)

(1)	Number of Common Units includes the exercise of the overallotment options by the underwriters.
(2)	Amounts include the exercise of the overallotment option by the underwriters in January 2008.
(3)	Proceeds were used to repay amounts outstanding under ETP’s prior term loan facility.
(4)	Proceeds were used to repay amounts outstanding under the ETP Credit Facility.
(5)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.

On August 26, 2009, ETP entered into an Equity Distribution Agreement with UBS Securities LLC (“UBS”). Pursuant to this agreement, ETP may offer and sell from time to time through UBS, as their sales agent, ETP Common Units having an aggregate offering price of up to $300.0 million. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between ETP and UBS. Under the terms of this agreement, ETP may also sell ETP Common Units to UBS as principal for its own account at a price agreed upon at the time of sale. Any sale of ETP Common Units to UBS as principal would be pursuant to the terms of a separate agreement between ETP and UBS. During 2009, ETP issued 2,079,593 ETP Common Units pursuant to this agreement 1,891,691 of which have been settled as of December 31, 2009. The proceeds of approximately $81.5 million, net of commissions, were used to repay amounts outstanding under the ETP Credit Facility.

As a result of ETP’s issuance of ETP Common Units, we have recognized increases in partner’s capital of $97.0 million and $48.8 million for the years ended December 31, 2009 and 2008, respectively, and $48.9 million for the four months ended December 31, 2007.

Contributions to Subsidiary

The Parent Company indirectly owns the entire general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. In order to maintain its general partner interest in ETP, ETP GP has previously been required to make contributions to ETP each time ETP issues limited partner interests for cash or in connection with acquisitions. These contributions are generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. ETP GP was required to contribute approximately $12.3 million and

$8.0 million for the years ended December 31, 2009 and 2008, $5.0 million for the four months ended December 31, 2007, and $24.5 million for the year ended August 31, 2007, respectively. As of December 31, 2009, ETP GP has a contribution payable to ETP of $8.9 million.

In July 2009, ETP amended and restated its partnership agreement, and as a result, ETP GP is no longer required to make corresponding contributions to maintain its general partner interest in ETP.

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

Our only cash-generating assets currently consist of distributions from ETP related to the following limited and general partner interests, including incentive distribution rights in ETP:

•	ETE’s ownership of the general partner interest in ETP, which it holds through its ownership interests in ETP GP.

•	62,500,797 ETP Common Units, which ETE holds directly, representing approximately 35% of the total outstanding ETP Common Units as of December 31, 2009, and

•

100% of the incentive distribution rights in ETP, which ETE holds through its ownership interests in ETP GP and which entitle it to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases. The Parent Company’s incentive distribution rights entitle it to receive incentive distributions to the extent that quarterly distributions to ETP’s Unitholders exceed $0.275 per unit ($1.10 per unit on an annualized basis). These incentive distributions entitle the Parent Company to increasing percentages of ETP’s cash distributions based upon exceeding incentive distribution thresholds specified in ETP’s Partnership Agreement, which incentive distribution rights entitle the Parent Company to receive 48% of ETP’s cash distributions in excess of $0.4125 per unit. At ETP’s current distribution levels, the Parent Company is entitled to receive cash distributions at the highest incentive distribution level of 48% with respect to ETP’s distributions in excess of $0.4125 per unit.

Our distributions declared during the years ended December 31, 2009 and 2008, the four months ended December 31, 2007 and the year ended August 31, 2007 are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Calendar Year Ended December 31, 2009	November 9, 2009	November 19, 2009	$0.5350
	August 7, 2009	August 19, 2009	0.5350
	May 8, 2009	May 19, 2009	0.5250
	February 6, 2009	February 19, 2009	0.5100

Calendar Year Ended December 31, 2008	November 10, 2008	November 19, 2008	$0.4800
	August 7, 2008	August 19, 2008	0.4800
	May 5, 2008	May 19, 2008	0.4400
	February 1, 2008 (1)	February 19, 2008	0.5500

Transition Period Ended December 31, 2007	October 5, 2007	October 19, 2007	$0.3900

Fiscal Year Ended August 31, 2007	July 2, 2007	July 19, 2007	$0.3725
	April 9, 2007	April 16, 2007	0.3560
	January 4, 2007	January 19, 2007	0.3400
	October 5, 2006	October 19, 2006	0.3125

(1)

One-time four month distribution – On January 18, 2008, our Board of Directors approved the management recommendation for a one-time four-month distribution for our Unitholders to complete the conversion to a calendar year end from the previous August 31 fiscal year end. ETE’s distribution amount related to the four months ended December 31, 2007 was $0.55 per Common Unit, representing a distribution of $0.41 per unit for the three-month period and $0.14 per unit for the additional month.

The total amount of distributions we have declared is as follows (all from Available Cash from our operating surplus and are shown in the period to which they relate):

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners -
Common Units	$475,911	$425,640	$122,556	$294,175
Class B Units	-	-	-	857
Class C Units	-	-	-	28,261
General Partner	1,478	1,322	381	1,009

Total distributions declared	$477,389	$426,962	$122,937	$324,302

On January 28, 2010, the Parent Company declared a cash distribution for the fourth quarter ended December 31, 2009 of $0.54 per Common Unit, or $2.16 annualized. We paid this distribution on February 19, 2010 to Unitholders of record at the close of business on February 8, 2010.

ETP’s Quarterly Distribution of Available Cash

ETP’s Partnership Agreement requires that ETP distribute all of its Available Cash to its Unitholders and its General Partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of IDRs to the extent that certain target levels of cash distributions are achieved. The term Available Cash generally means, with respect to any fiscal quarter of ETP, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by its General Partner in its sole discretion to provide for the proper conduct of ETP’s business, to comply with applicable laws or any debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in ETP’s Partnership Agreement.

ETP’s distributions declared during the periods presented below are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Calendar Year Ended December 31, 2009	November 9, 2009	November 16, 2009	$0.89375
	August 7, 2009	August 14, 2009	0.89375
	May 8, 2009	May 15, 2009	0.89375
	February 6, 2009	February 13, 2009	0.89375

Calendar Year Ended December 31, 2008	November 10, 2008	November 14, 2008	$0.89375
	August 7, 2008	August 14, 2008	0.89375
	May 5, 2008	May 15, 2008	0.86875
	February 1, 2008 (1)	February 14, 2008	1.12500

Transition Period Ended December 31, 2007	October 5, 2007	October 15, 2007	$0.82500

Fiscal Year Ended August 31, 2007	July 2, 2007	July 16, 2007	$0.80625
	April 6, 2007	April 13, 2007	0.78750
	January 4, 2007	January 15, 2007	0.76875
	October 5, 2006	October 16, 2006	0.75000

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

The total amount of distributions the Parent Company received from ETP relating to its limited partner interests, general partner interests and incentive distribution rights of ETP are as follows (shown in the period to which they relate):

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners Interests	$223,440	$221,878	$70,313	$199,221
General Partner Interest	19,505	17,322	5,110	13,705
Incentive Distribution Rights	350,486	298,575	85,775	222,353

Total distributions received from ETP	$593,431	$537,775	$161,198	$435,279

The total amounts of ETP distributions declared during the periods presented in the consolidated financial statements are as follows (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate):

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Limited Partners -
Common Units	$629,263	$537,731	$160,672	$396,095
Class E Units	12,484	12,484	3,121	12,484
Class G Units	-	-	-	40,598

General Partner Interest	19,505	17,322	5,110	13,705
Incentive Distribution Rights	350,486	298,575	85,775	222,353

	$1,011,738	$866,112	$254,678	$685,235

Upon their conversion to ETP Common Units, all the ETP Class G Units ceased to have the right to participate in ETP distributions of available cash from operating surplus as itemized above.

On January 28, 2010, ETP declared a cash distribution for the fourth quarter ended December 31, 2009 of $0.89375 per Common Unit, or $3.575 annualized. ETP paid this distribution on February 15, 2010 to Unitholders of record at the close of business on February 8, 2010.

Accumulated Other Comprehensive Income

The following table presents the components of AOCI, net of tax:

	December 31, 2009	December 31, 2008
Net gain on commodity related hedges	$1,991	$8,735
Net loss on interest rate hedges	(56,210)	(68,896)
Unrealized gains (losses) on available-for-sale securities	4,941	(5,983)
Noncontrolling interest	(4,350)	(1,681)

Total AOCI, net of tax	$(53,628)	$(67,825)

8.	UNIT-BASED COMPENSATION PLANS:

We recognized non-cash unit-based compensation expense related to the unit-based compensation plans of ETP and ETE of $24.6 million and $24.3 million for the years ended December 31, 2009 and 2008, $8.1 million for the four months ended December 31, 2007, and $10.5 million for the year ended August 31, 2007, respectively.

ETE Long-Term Incentive Plan

Concurrently with the IPO during the second quarter of fiscal year 2006, 2,521,570 Class B Units were issued to McReynolds Equity Partners, L.P., the general partner of which is owned and controlled by John W. McReynolds. On March 27, 2007, the Class B Units were converted to Common Units.

In addition, the Board of Directors or the Compensation Committee of the board of directors of the Partnership’s general partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units, excluding the Class B Units discussed above. As of December 31, 2009, 2,887,136 units remain available to be awarded under the plan.

During 2009 and 2008, the Compensation Committee granted a total of 41,000 and 65,000 ETE units with grant date fair values of $16.64 and $30.76 per unit, respectively, to employees with vesting over a five-year period at 20% per year. These awards include rights to distributions paid on unvested units.

On December 22, 2006, the Compensation Committee voted to award each ETE Director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary (“Director Participant”), who is then in office and, automatically on the first day of the fiscal year thereafter, an award of Units equal to $15 thousand divided by the fair market value of ETE Common Units on such date (“Annual Director’s Grant”). Each award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan. During 2009, a total of 14,192 ETE units vested, with a total fair value of $0.4 million. As of December 31, 2009, a total of 96,836 restricted units granted to ETE employees and directors remain outstanding, for which we expect to recognize a total of $1.9 million in compensation over a weighted average period of 2.7 years.

ETP Unit-Based Compensation Plans

ETP has issued equity awards to employees and directors under the following plans:

•

2008 Long-Term Incentive Plan.    On December 16, 2008, ETP Unitholders approved the ETP 2008 Long-Term Incentive Plan (the “ETP 2008 Incentive Plan”), which provides for awards of options to purchase ETP Common Units, awards of restricted units, awards of phantom units, awards of Common Units, awards of distribution equivalent rights (“DERs”), awards of Common Unit appreciation rights, and other unit-based awards to employees of ETP, ETP GP, ETP LLC, a subsidiary or their affiliates, and members of ETP LLC’s board of directors, which we refer to as the board of directors. Up to 5,000,000 ETP Common Units may be granted as awards under the ETP 2008 Incentive Plan, with such amount subject to adjustment as provided for under the terms of the ETP 2008 Incentive Plan. The ETP 2008 Incentive Plan is effective until December 16, 2018 or, if earlier, the time which all available units under the ETP 2008 Incentive Plan have been issued to participants or the time of termination of the plan by the board of directors. As of December 31, 2009, a total of 4,213,111 ETP Common Units remain available to be awarded under the ETP 2008 Incentive Plan.

•

2004 Unit Plan.    ETP’s Amended and Restated 2004 Unit Award Plan (the “ETP 2004 Unit Plan”) provides for awards of up to 1,800,000 ETP Common Units and other rights to its employees, officers and directors. Any awards that are forfeited or which expire for any reason or any units, which are not used in the settlement of an award, will be available for grant under the ETP 2004 Unit Plan. As of December 31, 2009, 5,578 ETP Common Units were available for future grants under the ETP 2004 Unit Plan.

ETP Employee Grants

Prior to December 2007, substantially all of the awards granted to employees required the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award was structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three-year period with 100% of such one-third vesting if the total return for the ETP units for such year is in the top quartile as compared to a peer group of energy-related publicly traded limited partnerships determined by the Compensation Committee, 65% of such one-third vesting if the total return of the ETP units for such year is in the second quartile as compared to such peer group companies, and 25% of such one-third vesting if the total return of the ETP units for such year is in the third quartile as compared to such peer group companies. Total return is defined as the sum of the per unit price appreciation in the market price of the ETP units for the year plus the aggregate per unit cash distributions received for the year. Non-cash compensation expense is recorded for these ETP awards based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded.

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

Commencing in December 2007, ETP has also granted restricted unit awards to employees that vest over a specified time period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives. Upon vesting, ETP Common Units are issued. The unit awards under ETP’s equity incentive plans generally require the continued employment of the recipient during the vesting period; however, the Compensation Committee has complete discretion to accelerate the vesting of unvested unit awards.

In 2008 and 2009, the Compensation Committee approved the grant of new unit awards, which vest over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per ETP Common Unit made by ETP on its Common Units promptly following each such distribution by ETP to its Unitholders. We refer to these rights as “distribution equivalent rights.”

Prior to 2008 and 2009, units were generally awarded without distribution equivalent rights. For such awards, ETP calculated the grant-date fair value based on the market value of the underlying units, reduced by the present value of the distributions expected to be paid on the units during the requisite service period. The present value of expected service period distributions is computed based on the risk-free interest rate, the expected life of the unit grants and the distribution yield at that time.

Director Grants

Under ETP’s equity incentive plans, ETP’s non-employee directors each receive unvested ETP Common Units with a grant-date fair value of $50,000 each year. These non-employee director grants vest ratably over three years and do not entitle the holders to receive distributions during the vesting period.

Award Activity

The following table shows the activity of the ETP awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2008	1,372,568	$36.83
Awards granted	763,190	43.56
Awards vested	(336,386)	36.02
Awards forfeited	(108,780)	39.17

Unvested awards as of December 31, 2009	1,690,592	39.88

The balance above for unvested awards as of December 31, 2008 includes 150,852 unit awards with a grant-date fair value of $43.96 per unit, which were granted prior to 2008 and were subject to a performance condition, as described above. These remaining performance awards vested in 2009, and none of the unvested unit awards outstanding as of December 31, 2009 contain performance conditions.

During the years ended December 31, 2009 and 2008, the four months ended December 31, 2007 and the year ended August 31, 2007, the weighted average grant-date fair value per unit award granted was $43.56, $33.86, $42.46 and $43.73, respectively. The total fair value of awards vested was $14.7 million, $14.6 million, $3.3 million and $7.9 million, respectively based on the market price of ETP Common Units as of the vesting date. As of December 31, 2009, a total of 1,690,592 unit awards remain unvested, for which ETP expects to recognize a total of $50.9 million in compensation expense over a weighted average period of 1.9 years.

Related Party Awards

McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by an ETE officer, awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. These rights include the economic benefits of ownership of these ETE units based on a five year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETP or ETE unless this partnership defaults under its obligations pursuant to these unit awards. As these units were outstanding prior to these awards, these awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE.

During the years ended December 31, 2008 and August 31, 2007, unvested rights related to 450,000 ETE common units and 675,000 ETE common units, respectively, with aggregate grant-date fair values of $10.3 million and $23.5 million, respectively, were awarded to ETP officers. During the year ended December 31, 2008, unvested rights related to 240,000 ETE common units were forfeited. During the years ended December 31, 2009 and 2008 and the four months ended December 31, 2007, ETP officers vested in rights related to 165,000 ETE common units, 135,000 ETE common units, and 55,000 ETE common units, respectively, with aggregate fair values upon vesting of $4.6 million, $3.5 million, and $1.9 million, respectively.

ETP is recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded the ETP employees assuming no forfeitures. For the years ended December 31, 2009 and 2008, the four months ended December 31, 2007, and the fiscal year ended August 31, 2007, ETP recognized non-cash compensation expense, net of forfeitures, of $6.4 million, $3.5 million, $3.6 million, and $5.2 million, respectively, as a result of these awards.

As of December 31, 2009, rights related to 530,000 ETE common units remain outstanding, for which we expect to recognize a total of $6.8 million in compensation expense over a weighted average period of 1.9 years

9.	INCOME TAXES:

The components of the federal and state income tax provision (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Current provision:
Federal	$(8,850)	$(180)	$2,990	$7,896
State	9,657	12,241	5,831	10,432

Total	807	12,061	8,821	18,328
Deferred provision:
Federal	8,643	(8,531)	516	(7,494)
State	(221)	278	612	557

Total	8,422	(8,253)	1,128	(6,937)

Total tax provision	$9,229	$3,808	$9,949	$11,391

On May 18, 2006, the State of Texas enacted House Bill 3, which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the years ended December 31, 2009 and 2008, the four months ended December 31, 2007, and the fiscal year ended August 31, 2007, we recognized current state income tax expense related to the Texas margin tax of $8.5 million, $10.5 million, $3.9 million and $6.9 million, respectively.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State income tax rate net of federal benefit	1.08%	1.59%	2.57%	1.25%
Earnings not subject to tax at the Partnership level	(34.77%)	(36.03%)	(32.41%)	(34.23%)

Effective tax rate	1.31%	0.56%	5.16%	2.02%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liability were as follows:

	December 31, 2009	December 31, 2008
Property, plant and equipment	$204,083	$199,306
Other, net	(863)	(3,846)

Total deferred tax liability	203,220	195,460
Less current deferred tax asset (liability)	1,153	(589)

Total long-term deferred tax liability	$204,373	$194,871

10.	MAJOR CUSTOMERS AND SUPPLIERS:

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

We had gross segment purchases as a percentage of total purchases from major suppliers as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Propane segments
Unaffiliated:
M.P. Oils, Ltd.	15.1%	14.9%	14.2%	20.7%
Targa Liquids	14.3%	15.0%	15.9%	22.6%
Affiliated:
Enterprise	50.3%	50.7%	50.6%	22.1%

Enterprise GP Holdings, L.P. and its subsidiaries (“Enterprise” or “EPE”) became related parties on May 7, 2007, as discussed in Note 14. Titan purchases the majority of its propane from Enterprise pursuant to an agreement that expires in March 2010 and contains renewal and extension options.

We sold our investment in M-P Energy in October 2007. In connection with the sale, we executed a propane purchase agreement for approximately 90.0 million gallons per year through 2015 at market prices plus a nominal fee.

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

Regulatory Matters

In August 2009, we filed an application for FERC authority to construct and operate the Tiger pipeline. Approval from the FERC is still pending.

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

Guarantees

MEP Guarantee

ETP has guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”), with the remaining 50% of MEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if its ownership percentage increases or decreases. The MEP Facility is unsecured and matures on February 28, 2011. Amounts borrowed under the MEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the MEP Facility varies based on both our credit rating and that of KMP, with a maximum fee of 0.15%. The MEP Facility contains covenants that limit (subject to certain exceptions) MEP’s ability to grant liens, incur indebtedness, engage in transactions with affiliates, enter into restrictive agreements, enter into mergers, or dispose of substantially all of its assets.

The commitment amount under the MEP Facility was originally $1.4 billion. In September 2009, MEP issued senior notes totaling $800.0 million, the proceeds of which were used to repay borrowings under the MEP Facility. The senior notes issued by MEP are not guaranteed by ETP or KMP. In October 2009, the members made additional capital contributions to MEP, which MEP used to further reduce the outstanding borrowings under the MEP Facility. Subsequent to this repayment, the commitment amount under the MEP Facility was reduced from $1.4 billion to $275.0 million.

As of December 31, 2009, MEP had $29.5 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. ETP’s contingent obligations with respect to its 50% guarantee of MEP’s outstanding borrowings and letters of credit were $14.7 million and $16.6 million, respectively, as of December 31, 2009. The weighted average interest rate on the total amount outstanding as of December 31, 2009 was 3.3%.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP has guaranteed 50% of the obligations of FEP under the FEP Facility, with the remaining 50% of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if ETP’s ownership percentage increases or decreases. The FEP Facility is available through May 11, 2012. Amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or prime rate. The commitment fee payable on the unused portion of the FEP Facility varies based on both our credit rating and that of KMP, with a maximum fee of 1.0%.

As of December 31, 2009, FEP had $355.0 million of outstanding borrowings issued under the FEP Facility. ETP’s contingent obligation with respect to its 50% guarantee of FEP’s outstanding borrowings was $177.5 million as of December 31, 2009. The weighted average interest rate on the total amount outstanding as of December 31, 2009 was 3.2%.

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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $19.8 million, $17.2 million, $9.4 million and $33.2 million for the years ended December 31, 2009 and 2008, the four months ended December 31, 2007 and the fiscal year ended August 31, 2007, respectively.

Future minimum lease commitments for such leases are:

2010	$27,216
2011	24,786
2012	22,522
2013	20,385
2014	17,907
Thereafter	214,088

We have forward commodity contracts, which are expected to be settled by physical delivery. Short-term contracts, which expire in less than one year require delivery of up to 390,564 MMBtu/d. Long-term contracts require delivery of up to 125,551 MMBtu/d and extend through May 2014.

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

We have a transportation agreement with TXU Portfolio Management Company, LP (“TXU Shipper”) to transport a minimum of 100,000 MMBtu per year through 2012. We also have two natural gas storage agreements with TXU Shipper to store gas at two natural gas facilities that are part of the ET Fuel System that expire in 2012. As of December 31, 2009 and 2008 and August 31, 2007, respectively, the Partnership was entitled to receive additional fees for the difference between actual volumes transported by TXU Shipper on the ET Fuel System and the minimum amount as stated above during the twelve-month periods ended each May 31st. As a result, the Partnership recognized approximately $11.7 million, $10.7 million and $10.8 million in additional fees during the second quarter of 2008 and the third fiscal quarter of 2007, respectively.

We have signed long-term agreements with several parties committing firm transportation volumes into the East Texas pipeline. Those commitments include an agreement with XTO Energy Inc. (“XTO”) to deliver approximately 200,000 MMBtu/d of natural gas into the pipeline that expires in June 2012. Exxon Mobil Corporation (ExxonMobil”)and XTO announced an agreement whereby ExxonMobil will acquire XTO. The pending acquisition, expected to be completed in the second quarter of 2010, is not expected to result in any changes to these commitments.

We also have two long-term agreements committing firm transportation volumes on certain of our transportation pipelines. The two contracts require an aggregated capacity of approximately 238,000 MMBtu/d of natural gas and extend through 2011.

Titan has a purchase contract with Enterprise (see Note 14) to purchase the majority of Titan’s propane requirements. The contract continues until March 2010 and contains renewal and extension options. The contract contains various service level agreements between the parties.

In connection with the sale of ETP’s investment in M-P Energy in October 2007, ETP executed a propane purchase agreement for approximately 90.0 million gallons per year through 2015 at market prices plus a nominal fee.

We have commitments to make capital contributions to our joint ventures, for which we expect to make capital contributions of between $90 million and $105 million during 2010.

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

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other occasions from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of ETP’s index-priced physical gas purchases in the Houston Ship Channel. The FERC alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by the FERC under authority of the Natural Gas Act (“NGA”). The FERC alleges that ETP violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. In its Order and Notice, the FERC also alleged that ETP manipulated daily prices at the Waha and Permian Hubs in west Texas on two dates. The FERC also alleged that one of our intrastate pipelines violated various FERC regulations by, among other things, granting undue preferences in favor of an affiliate. In its Order and Notice, the FERC specified that it was seeking $69.9 million in disgorgement of profits, plus interest, and $82.0 million in civil penalties relating to these market manipulation claims. The FERC specified that it was also seeking to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at market-based prices. In February 2008, the FERC’s Enforcement Staff also recommended that the FERC pursue market manipulation claims related to ETP’s trading activities in October 2005 for November 2005 monthly deliveries, a period not previously covered by the FERC’s allegations in the Order and Notice, and that ETP be assessed an additional civil penalty of $25.0 million and be required to disgorge approximately $7.3 million of alleged unjust profits related to this additional month.

On August 26, 2009, ETP entered into a settlement agreement with the FERC’s Enforcement Staff with respect to the pending FERC claims against ETP and, on September 21, 2009, the FERC approved the settlement agreement without modification. The agreement settles all outstanding FERC claims against ETP and provides that ETP make a $5.0 million payment to the federal government and establish a $25.0 million fund for the purpose of settling related third-party claims against ETP, including existing litigation claims as well as any new claims that may be asserted against this fund. Administrative law judge appointed by the FERC will determine the validity of any third party claim against this fund. Any party who receives money from this fund will be required to waive all claims against ETP related to this matter. Pursuant to the settlement agreement, the FERC made no findings of fact or conclusions of law. In addition, the settlement agreement specifies that by exceeding the settlement agreement, ETP does not admit or concede to the FERC or any third party any actual or potential fault, wrongdoing or liability in connection with ETP’s alleged conduct related to the FERC claims. The settlement agreement also requires ETP to maintain specified compliance programs and to conduct independent annual audits of such programs for a two-year period.

We made the $5.0 million payment and established the $25.0 million fund in October 2009. The allocation of the $25.0 million fund is expected to be determined in 2010.

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

ETP has also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producer/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel. ETP filed an original action in Harris County state court seeking a stay of the arbitration on the ground that the action is not arbitrable, and the state court granted our motion for summary judgment on that issue. This action is currently on appeal before the First Court of Appeals, Houston, Texas.

A consolidated class action complaint has been filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit ETP’s natural gas physical and financial trading positions, and that ETP intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP violated the CEA by knowingly aiding and abetting violations of the CEA. The plaintiffs state that this allegedly unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to the plaintiffs and all other members of the putative class who sold natural gas futures or who purchased and/or sold natural gas options contracts on NYMEX during the class period. The plaintiffs have requested certification of their suit as a class action and seek unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. On March 20, 2008, the plaintiffs filed a second consolidated class action complaint. In response to this new pleading, on May 5, 2008, ETP filed a motion to dismiss the complaint. On March 26, 2009, the court issued an order dismissing the complaint, with prejudice, for failure to state a claim. On April 9, 2009, the plaintiffs moved for reconsideration of the order dismissing the complaint, and on August 26, 2009, the court denied the plaintiffs’ motion for reconsideration. On September 28, 2009, these decisions were appealed by the plaintiffs to the United States Court of Appeals for the 5th Circuit.

On March 17, 2008, a second class action complaint was filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law. The complaint further alleges that during this period ETP exerted monopoly power to suppress the price for these transactions to non-competitive levels in order to benefit ETP’s own physical natural gas positions. The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief. On May 19, 2008, ETP filed a motion to dismiss this complaint. On March 26, 2009, the court issued an order dismissing the complaint. The court found that the plaintiffs failed to state a claim on all causes of action and for anti-trust injury, but granted leave to amend. On April 23, 2009, the plaintiffs filed a motion for leave to amend to assert a claim for common law fraud and attached a proposed amended complaint as an exhibit. ETP opposed the motion and cross-moved to dismiss. On August 7, 2009, the court denied the plaintiff’s motion and granted ETP’s motion to dismiss the complaint. On September 10, 2009, this decision was appealed by the plaintiff to the United States Court of Appeals for the 5th Circuit.

ETP is expensing the legal fees, consultants’ fees and other expenses relating to these matters in the periods in which such costs are incurred. ETP records accruals for litigation and other contingencies whenever required by applicable accounting standards. Based on the terms of the settlement agreement with the FERC described above, we made the $5.0 million payment and established the $25.0 million fund in October 2009. While ETP expects the after-tax cash impact of the settlement to be less than $30.0 million due to tax benefits resulting from the portion of the payment that is used to satisfy third party claims, ETP may not be able to realize such tax benefits. Although this payment covers the $25.0 million required by the settlement agreement to be applied to resolve third party claims, including the existing third party litigation described above, it is possible that the amount ETP becomes obliged to pay to resolve third party litigation related to these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of the payment related to these matters. In accordance with applicable accounting standards, ETP will review the amount of their accrual related to these matters as developments related to these matters occur and ETP will adjust their accrual if ETP determines that it is probable that the amount ETP may ultimately become obliged to pay as a result of the final resolution of these matters is greater than the amount of ETP’s accrual for these matters. As ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce ETP’s cash available to service ETP’s indebtedness either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP may experience a material adverse impact on its results of operations and its liquidity.

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

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel storage facility (“Cushion Gas”). This litigation is referred to as the (“Cushion Gas Litigation”). Under the terms of the Purchase and Sale Agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory (approximately $1.00 billion in the aggregate). The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters. On December 18, 2007, the United States District Court for the Southern District of New York held that B of A is entitled to receive monetary damages from AEP and the HPL Entities of approximately $347.3 million less the monetary amount B of A would have incurred to remove 55 Bcf of natural gas from the Bammel storage facility. AEP is appealing the court decision. Based on the indemnification provisions of the Cushion Gas Litigation Agreement, ETP does not expect that it will be liable for any portion of this court award.

Other Matters.  In addition to those matters described above, we or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable, can be estimated and is not covered by insurance, we make an accrual for the matter. For matters that are covered by insurance, we accrue the related deductible. As of December 31, 2009 and 2008, accruals of approximately $11.1 million and $8.5 million, respectively, were recorded related to deductibles. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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

As of December 31, 2008, an accrual of $21.0 million was recorded as accrued and other current liabilities and other non-current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters, and we did not have any such accruals as of December 31, 2009.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $8.6 million. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCBs. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2009 or our December 31, 2008 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of December 31, 2009 and 2008, accruals on an undiscounted basis of $12.6 million and $13.3 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

ETP’s pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as (“high consequence areas.”) Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing, or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2009 and 2008, $31.4 million and $23.3 million, respectively, of capital costs and $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

12.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

See Note 2 for further discussion of our accounting for derivative instruments and hedging activities.

Commodity Price Risk

The following table details the outstanding commodity-related derivatives:

		December 31, 2009		December 31, 2008
	Commodity	Notional Volume MMBtu	Maturity	Notional Volume MMBtu	Maturity
Mark to Market Derivatives
Basis Swaps IFERC/NYMEX	Gas	72,325,000	2010-2011	15,720,000	2009-2011
Swing Swaps IFERC	Gas	(38,935,000)	2010	(58,045,000)	2009
Fixed Swaps/Futures	Gas	4,852,500	2010-2011	(20,880,000)	2009-2010
Options - Puts	Gas	2,640,000	2010	-	N/A
Options - Calls	Gas	(2,640,000)	2010	-	N/A
Forwards/Swaps - in Gallons	Propane	6,090,000	2010	47,313,002	2009

Fair Value Hedging Derivatives
Basis Swaps IFERC/NYMEX	Gas	(22,625,000)	2010	-	N/A
Fixed Swaps/Futures	Gas	(27,300,000)	2010	-	N/A
Hedged Item - Inventory	Gas	27,300,000	2010	-	N/A

Cash Flow Hedging Derivatives
Basis Swaps IFERC/NYMEX	Gas	(13,225,000)	2010	(9,085,000)	2009
Fixed Swaps/Futures	Gas	(22,800,000)	2010	(9,085,000)	2009
Forwards/Swaps - in Gallons	Propane/Ethane	20,538,000	2010	-	N/A

We expect gains of $2.0 million related to commodity derivatives to be reclassified into earnings over the next year related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

As of July 2008, we no longer engage in the trading of commodity derivative instruments that are not substantially offset by physical or other commodity derivative positions. As a result, we no longer have any material exposure to market risk from such activities. The derivative contracts that were previously entered into for trading purposes were recognized in the consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in revenue in the consolidated statements of operations on a net basis. Trading activities, including trading of physical gas and financial derivative instruments, resulted in net losses of approximately $26.2 million for the year ended December 31, 2008, net losses of approximately $2.3 million for the four-month transition period ended December 31, 2007 and net gains of approximately $2.2 million for the fiscal year ended August 31, 2007. There were no gains or losses associated with trading activities during the year ended December 31, 2009.

Interest Rate Risk

We are exposed to market risk for changes in interest rates. We manage a portion of our current and future interest rate exposures by utilizing interest rate swaps. We have the following interest rate swaps outstanding as of December 31, 2009:

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

In January 2010, we entered into interest rate swaps with notional amounts of $350.0 million and $750.0 million to pay a floating rate based on LIBOR and receive a fixed rate that mature in July 2013 and February 2015, respectively. These swaps hedge against changes in the fair value of our fixed rate debt.

Derivative Summary

The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of December 31, 2009 and December 31, 2008:

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Commodity Derivatives (margin deposits)	Deposits Paid to Vendors	$669	$10,665	$(24,035)	$(1,504)
Commodity Derivatives	Price Risk Management Assets/Liabilities	8,443	918	(201)	(119)
Interest Rate Swap Derivatives	Price Risk Management Assets/Liabilities	-		(61,879)	(71,042)

Total derivatives designated as hedging instruments		$9,112	$11,583	$(86,115)	$(72,665)

Derivatives not designated as hedging instruments:
Commodity Derivatives (margin deposits)	Deposits Paid to Vendors	72,851	432,614	(36,950)	(335,685)
Commodity Derivatives	Price Risk Management Assets/Liabilities	3,928	17,244	(241)	(55,954)
Interest Rate Swap Derivatives	Price Risk Management Assets/Liabilities	-	-	(76,157)	(149,765)

Total derivatives not designated as hedging instruments		$76,779	$449,858	$(113,348)	$(541,404)

Total derivatives		$85,891	$461,441	$(199,463)	$(614,069)

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

We utilize master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date for non-exchange traded derivatives. We exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. The Partnership had net deposits with counterparties of $79.7 million and $78.2 million as of December 31, 2009 and December 31, 2008, respectively.

The following tables detail the effect of the Partnership’s derivative assets and liabilities in the consolidated statements of operations for the periods presented:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective and Ineffective Portion)	Change in Value Recognized in OCI on Derivatives (Effective Portion)
		Years Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
		2009	2008	2007	2007
Derivatives in cash flow hedging relationships:

Commodity Derivatives	Cost of Products Sold	$3,143	$17,461	$21,406	$181,765
Interest Rate Swap Derivatives	Interest Expense	(14,705)	(57,676)	(23,846)	(578)

Total		$(11,562)	$(40,215)	$(2,440)	$181,187

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective and Ineffective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
		2009	2008	2007	2007
Derivatives in cash flow hedging relationships:

Commodity Derivatives	Cost of Products Sold	$9,924	$42,874	$8,673	$162,340
Interest Rate Swap Derivatives	Interest Expense	(26,882)	(11,339)	650	3,879

Total		$(16,958)	$31,535	$9,323	$166,219

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective and Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion of Derivatives
		Years Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
		2009	2008	2007	2007
Derivatives in cash flow hedging relationships:

Commodity Derivatives	Cost of Products Sold	$-	$(8,347)	$8,472	$183
Interest Rate Swap Derivatives	Interest Expense	-	-	(2)	(1,813)

Total		$-	$(8,347)	$8,470	$(1,630)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Years Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
		2009	2008	2007	2007
Derivatives in fair value hedging relationships:

Commodity Derivatives (including hedged items)	Cost of Products Sold	$60,045	$-	$-	$-

Total		$60,045	$-	$-	$-

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Years Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
		2009	2008	2007	2007
Derivatives not designated as hedging instruments:

Commodity Derivatives	Cost of Products Sold	$99,807	$12,478	$9,886	$30,028
Trading Commodity Derivatives	Revenue	-	(28,283)	(2,298)	5,228

Interest Rate Swap Derivatives	Gains (Losses) on Non-hedged Interest Rate Derivatives	33,619	(128,423)	(28,683)	29,081

Total		$133,426	$(144,228)	$(21,095)	$64,337

We recognized an $18.6 million unrealized loss, a $35.5 million unrealized gain, a $13.2 million unrealized gain and an $8.5 million unrealized loss on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships and amounts classified as trading activity) for the years ended December 31, 2009 and 2008, four months ended December 31, 2007 and the year August 31, 2007, respectively. In addition, for the year ended December 31, 2009, we recognized unrealized gains of $48.6 million on commodity derivatives and related hedged inventory accounted for as fair value hedges. There were no unrealized gains or losses on fair value hedging commodity derivatives in the prior years since we commenced fair hedge accounting on our storage inventory in April 2009.

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

ETP sponsors a 401(k) savings plan, which covers virtually all employees. Employer matching contributions are calculated using a formula based on employee contributions. Prior to 2009, employer-matching contributions were discretionary. We made matching contributions of $9.8 million, $9.7 million, $2.6 million and $8.5 million to the 401(k) savings plan for the years ended December 31, 2009 and 2008, the four months ended December 31, 2007, and the fiscal year ended August 31, 2007, respectively.

14.	RELATED PARTY TRANSACTIONS:

On May 7, 2007, Ray Davis, previously the Co-Chairman of ETE and Co-Chairman and Co-Chief Executive Officer of ETP (retired August 15, 2007), and Natural Gas Partners VI, L.P. (“NGP”) and affiliates of each, sold approximately 38,976,090 ETE Common Units (17.6% of the outstanding Common Units of ETE) to Enterprise. In addition to the purchase of ETE Common Units, Enterprise acquired a non-controlling equity interest in our General Partner, LE GP, LLC (“LE GP”). Cash consideration paid by Enterprise totaled approximately $1.65 billion, reflecting a purchase price of $42.00 per ETE Common Unit. As a result of these transactions, EPE and its subsidiaries are considered related parties for financial reporting purposes.

On December 23, 2009, Dan L. Duncan and Ralph S. Cunningham were appointed as directors of our general partner. Mr. Duncan is Chairman and a director of EPE Holdings, LLC, the general partner of Enterprise; Chairman and a director of Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., or EPD; and Group Co-Chairman of EPCO, Inc. TEPPCO Partners, L.P., or TEPPCO, is also an affiliate of EPE. Dr. Cunningham is the President and Chief Executive Officer of EPE Holdings, LLC, the general partner of Enterprise. These entities and other affiliates of Enterprise are referred to herein collectively as the “Enterprise Entities.” Mr. Duncan directly or indirectly beneficially owns various interests in the Enterprise Entities, including various general partner interests and approximately 77.1% of the common units of Enterprise, and approximately 34% of the common units of EPD. On October 26, 2009, TEPPCO became a wholly owned subsidiary of Enterprise.

Our propane operations routinely enter into purchases and sales of propane with certain of the Enterprise Entities, including purchases under a long-term contract of Titan to purchase the majority of its propane requirements through certain of the Enterprise Entities. This agreement was in effect prior to our acquisition of Titan in 2006 and expires in March 2010 and contains renewal and extension options.

From time to time, our natural gas operations purchase from, and sell to, the Enterprise Entities natural gas and NGLs, in the ordinary course of business. We have a monthly natural gas storage contract with TEPPCO. Our natural gas operations and the Enterprise Entities transport natural gas on each other’s pipelines and share operating expenses on jointly-owned pipelines.

The following table presents sales to and purchases from affiliates of Enterprise. Amounts reflected below for the year ended August 31, 2007 include transactions beginning on May 7, 2007, the date Enterprise became an affiliate. Volumes are presented in thousands of gallons for propane and NGLs and in billions of Btus for natural gas.

		Years Ended December 31,				Four Months Ended December 31, 2007		Year Ended August 31, 2007
		2009		2008
	Product	Volumes	Dollars	Volumes	Dollars	Volumes	Dollars	Volumes	Dollars
Propane Operations:
Sales	Propane	20,370	$14,046	13,230	$19,769	2,982	$4,619	1,470	$1,725
	Derivatives	-	5,915	-	2,442	-	1,857	-	22

Purchases	Propane	307,525	$305,148	318,982	$472,816	125,141	$192,580	61,660	$74,688
	Derivatives	-	38,392	-	20,993	-	-	-	1

Natural Gas Operations:
Sales	NGLs	477,908	$374,020	58,361	$96,974	3,240	$4,726	464	$648
	Natural Gas	11,532	44,212	6,256	52,205	2,036	11,452	1,495	9,768
	Fees	-	(3,899)	-	5,093	-	610	-	-

Purchases	Natural Gas Imbalances	176	$1,164	3,488	$(6,485)	313	$(911)	3,120	$22,677
	Natural Gas	10,561	49,559	13,457	120,837	3,577	23,341	1,541	7,501
	Fees	-	(2,195)	-	876	-	311	-	-

As of December 31, 2009 and 2008, Titan had forward mark-to-market derivatives for approximately 6.1 million and 45.2 million gallons of propane at a fair value asset of $3.3 million and a fair value liability of $40.1 million, respectively, with Enterprise. In addition, as of December 31, 2009, Titan had forward derivatives accounted for as cash flow hedges of 20.5 million gallons of propane at a fair value asset of $8.4 million with Enterprise.

The following table summarizes the related party balances with Enterprise on our consolidated balance sheets:

	December 31, 2009	December 31, 2008
Natural Gas Operations:
Accounts receivable	$47,005	$11,558
Accounts payable	3,518	567
Imbalance payable	694	(547)

Propane Operations:
Accounts receivable	$3,386	$111
Accounts payable	31,642	33,308

Accounts receivable from related companies excluding Enterprise consist of the following:

	December 31, 2009	December 31, 2008
MEP	$632	$2,805
Energy Transfer Technologies, Ltd.	-	16
McReynolds Energy	-	202
Others	871	450

Total accounts receivable from related companies excluding Enterprise	$1,503	$3,473

Effective August 17, 2009, we acquired 100% of the membership interests of Energy Transfer Group, L.L.C. (“ETG”), which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including

ETP. The membership interests of ETG were contributed to us by Mr. Warren and by two entities, one of which is controlled by a director of the General Partner of ETP’s general partner and the other of which is controlled by a member of ETP’s management. In exchange, the former members acquired the right to receive (in cash or Common Units) future amounts to be determined based on the terms of the contribution arrangement. These contingent amounts are to be determined in 2014 and 2017, and the former members of ETG may receive payments contingent on the acquired operations performing at a level above the average return required by ETP for approval of its own growth projects during the period since acquisition. In addition, the former members may be required to make cash payments to us under certain circumstances. In connection with this transaction, we assumed liabilities of $33.5 million and recorded goodwill of $1.7 million.

Prior to our acquisition of ETG in August 2009, our natural gas midstream and intrastate transportation and storage operations secured compression services from ETT. The terms of each arrangement to provide compression services were, in the opinion of independent directors of the General Partner, no more or less favorable than those available from other providers of compression services. During the years ended December 31, 2009 (through the ETG acquisition date) and 2008, the four months ended December 31, 2007 and the fiscal year ended August 31, 2007, we made payments totaling $3.4 million, $9.4 million, $0.8 million, and $2.4 million, respectively, to ETG for compression services provided to and utilized in our natural gas midstream and intrastate transportation and storage operations.

The Partnership pays ETP an annual administrative fee of $0.5 million for the provision of various general and administrative services for ETE’s benefit.

The Chief Executive Officer (“CEO”) of ETP’s General Partner, Mr. Kelcy Warren, voluntarily determined that after 2007, his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined future cash bonuses and future equity awards under our 2004 Unit Plan. We recorded non-cash compensation expense and an offsetting capital contribution of $1.3 million ($0.5 million in salary and $0.8 million in accrued bonuses) for each of the years ended December 31, 2009 and 2008 as an estimate of the reasonable compensation level for the CEO position.

15.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments, which conduct their business exclusively in the United States of America, as follows:

•	natural gas operations:

☐	intrastate transportation and storage

☐	interstate transportation

☐	midstream

•	retail propane and other retail propane related operations

Segments below the quantitative thresholds are classified as “other”. The components of the “other” classification have not met any of the quantitative thresholds for determining reportable segments. Management has included the wholesale propane and natural gas compression services operations in “other” for all periods presented in this report because such operations are not material.

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

See “Business Operations” in Note 1 for a description of the operations of each of our reportable segments.

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general and administrative expenses, gains (losses) on disposal of assets, interest expense, equity in earnings (losses) from affiliates and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. We began allocating administration expenses from the Partnership to our Operating Companies using the Modified Massachusetts Formula Calculation (“MMFC”) which is based on factors such as respective segments’ gross margins, employee costs, and property and equipment.

The expenses subject to allocation are based on estimated amounts and take into consideration actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month. The amounts allocated for the periods presented are as follows:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Costs allocated from ETP to operating subsidiaries:
Midstream and intrastate transportation and storage operations	$15,776	$19,834	$6,761	$11,357
Interstate operations	4,922	5,750	2,613	4,388
Retail propane and other retail propane related operations	12,113	12,664	5,992	10,067

Total	$32,811	$38,248	$15,366	$25,812

Costs allocated from operating subsidiaries to ETP:
Midstream and intrastate transportation and storage operations	$6,699	$10,649	$2,440	$5,221
Retail propane and other retail propane related operations	412	2,428	850	2,187

Total	$7,111	$13,077	$3,290	$7,408

The following tables present the financial information by segment for the following periods:

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Revenues:
Intrastate transportation and storage
Revenues from external customers	$1,773,528	$3,379,424	$929,357	$3,085,940
Intersegment revenues	618,016	2,255,180	325,044	829,992

	2,391,544	5,634,604	1,254,401	3,915,932

Interstate transportation	270,213	244,224	76,000	178,663

Midstream
Revenues from external customers	2,060,451	4,029,508	826,835	2,121,289
Intersegment revenues	380,709	1,312,885	339,478	732,207

	2,441,160	5,342,393	1,166,313	2,853,496

Retail propane and other retail propane related - revenues from external customers	1,292,583	1,624,010	511,258	1,284,867

All other:
Revenues from external customers	20,520	16,201	5,892	121,278
Intersegment revenues	1,145	-	-	-

	21,665	16,201	5,892	121,278

Eliminations	(999,870)	(3,568,065)	(664,522)	(1,562,199)

Total revenues	$5,417,295	$9,293,367	$2,349,342	$6,792,037

Cost of products sold:
Intrastate transportation and storage	$1,393,295	$4,467,552	$964,568	$3,137,712
Midstream	2,116,279	4,986,495	1,043,191	2,632,187
Retail propane and other retail propane related	596,002	1,038,722	325,158	759,634
All other	16,350	13,376	5,259	110,872
Eliminations	(999,870)	(3,568,065)	(664,522)	(1,562,199)

Total cost of products sold	$3,122,056	$6,938,080	$1,673,654	$5,078,206

Depreciation and amortization:
Intrastate transportation and storage	$115,884	$92,979	$23,429	$64,423
Interstate transportation	48,297	37,790	12,305	27,972
Midstream	74,787	63,287	14,943	27,331
Retail propane and other retail propane related	83,476	79,717	24,537	70,833
All other	2,580	599	192	824

Total depreciation and amortization	$325,024	$274,372	$75,406	$191,383

Operating income (loss):
Intrastate transportation and storage	$618,500	$710,070	$169,361	$479,820
Interstate transportation	138,233	124,676	29,657	95,650
Midstream	136,790	162,471	71,853	119,233
Retail propane and other retail propane related	229,229	114,564	46,747	124,263
All other	(8,658)	(2,032)	(796)	1,735
Selling general and administrative expenses not allocated to segments	(3,696)	(10,846)	(171)	(11,365)

Total operating income	$1,110,398	$1,098,903	$316,651	$809,336

Other items not allocated by segment:
Interest expense, net of interest capitalized	$(468,420)	$(357,541)	$(103,375)	$(279,986)
Equity in earnings (losses) of affiliates	20,597	(165)	(94)	5,161
Gains (losses) on disposal of assets	(1,564)	(1,303)	14,310	(6,310)
Gains (losses) on non-hedged interest rate derivatives	33,619	(128,423)	(28,683)	29,081
Allowance for equity funds used during construction	10,557	63,976	7,276	4,948
Other, net	1,913	8,115	(13,327)	1,129
Income tax expense	(9,229)	(3,808)	(9,949)	(11,391)

	(412,527)	(419,149)	(133,842)	(257,368)

Net income	$697,871	$679,754	$182,809	$551,968

	As of December 31,			As of August 31, 2007
	2009	2008	2007
Total assets:
Intrastate transportation and storage	$5,162,164	$4,911,770	$4,254,514	$3,814,391
Interstate transportation	3,313,837	2,487,078	1,834,941	1,653,363
Midstream	1,653,921	1,674,028	1,444,446	943,760
Retail propane and other retail propane related	1,784,353	1,810,953	1,778,426	1,593,863
All other	246,234	186,073	149,767	177,712

Total	$12,160,509	$11,069,902	$9,462,094	$8,183,089

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$378,494	$993,886	$320,965	$827,859
Interstate transportation	99,341	720,186	167,343	1,345,637
Midstream	95,081	267,900	414,722	201,646
Retail propane and other retail propane related	62,953	130,358	47,553	65,125
All other	44,911	3,072	953	2,015

Total	$680,780	$2,115,402	$951,536	$2,442,282

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year. HOLP’s and Titan’s businesses are seasonal due to weather conditions in their service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to commercial and industrial customers are less weather sensitive. ETC OLP’s business is also seasonal due to the operations of ET Fuel System and the HPL System. We expect margin related to the HPL System operations to be higher during the periods from November through March of each year and lower during the periods from April through October of each year due to the increased demand for natural gas during the cold weather. However, we cannot assure that management’s expectations will be fully realized in the future and in what time period due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

	Quarter Ended				Total Year
2009:	March 31	June 30	September 30	December 31
Revenues	$1,629,974	$1,151,690	$1,129,849	$1,505,782	$5,417,295
Gross Profit	670,835	525,697	451,701	647,006	2,295,239
Operating income	356,098	215,031	173,501	365,768	1,110,398
Net income	279,750	141,758	34,267	242,096	697,871
Limited Partners’ interest in net income	151,067	104,053	46,824	139,159	441,103
Basic net income per limited partner unit	$0.68	$0.47	$0.21	$0.62	$1.98
Diluted net income per limited partner unit	$0.68	$0.47	$0.21	$0.62	$1.98

	Quarter Ended				Total Year
2008:	March 31	June 30	September 30	December 31
Revenues	$2,639,245	$2,653,351	$2,206,090	$1,794,681	$9,293,367
Gross Profit	659,527	529,279	572,636	593,845	2,355,287
Operating income	367,929	221,940	256,264	252,770	1,098,903
Net income	267,158	166,818	185,116	60,662	679,754
Limited Partners’ interest in net income	126,313	120,021	105,053	22,496	373,883
Basic net income per limited partner unit	$0.57	$0.54	$0.47	$0.10	$1.68
Diluted net income per limited partner unit	$0.57	$0.54	$0.47	$0.10	$1.68

17.	SUPPLEMENTAL INFORMATION:

Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62	$62
Accounts receivable from related companies	97	459
Other current assets	1,287	163

Total current assets	1,446	684

ADVANCES TO AND INVESTMENT IN AFFILIATES	1,711,928	1,662,074
INTANGIBLES AND OTHER ASSETS, net	5,574	8,581

Total assets	$1,718,948	$1,671,339

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$178	$798
Accounts payable to affiliates	5,024	3,034
Accrued interest	1,480	9,222
Accrued and other current liabilities	127	912
Price risk management liabilities	64,704	47,453

Total current liabilities	71,513	61,419

LONG-TERM DEBT, less current maturities	1,573,951	1,571,642
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	73,332	121,710

COMMITMENTS AND CONTINGENCIES

	1,718,796	1,754,771

PARTNERS’ CAPITAL (DEFICIT):
General Partner	368	155
Limited Partner - Common Unitholders (222,898,248 and 222,829,956 units authorized, issued and outstanding at December 31, 2009 and 2008, respectively	53,412	(15,762)

Accumulated other comprehensive loss	(53,628)	(67,825)

Total partners’ capital (deficit)	152	(83,432)

Total liabilities and partners’ capital (deficit)	$1,718,948	$1,671,339

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(4,970)	$(6,453)	$(2,875)	$(8,496)

OTHER INCOME (EXPENSE):
Interest expense	(74,049)	(91,822)	(37,071)	(104,405)
Equity in earnings of affiliates	526,383	551,835	168,547	435,247
Losses on non-hedged interest rate derivatives	(5,620)	(77,435)	(27,670)	(1,952)
Other, net	79	(1,056)	(8,128)	(405)

INCOME BEFORE INCOME TAXES	441,823	375,069	92,803	319,989

Income tax expense (benefit)	(650)	25	126	629

NET INCOME	442,473	375,044	92,677	319,360

GENERAL PARTNER’S INTEREST IN NET INCOME	1,370	1,161	287	1,048

LIMITED PARTNERS’ INTEREST IN NET INCOME	$441,103	$373,883	$92,390	$318,312

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$468,969	$436,819	$77,360	$239,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to and investment in subsidiaries	-	-	-	(1,200,000)

Net cash used in investing activities	-	-	-	(1,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	67,505	190,533	1,255	1,252,662
Principal payments on debt	(65,816)	(191,464)	-	(367,529)
Equity offerings	-	-	-	372,434
Cash distributions to Partners	(470,658)	(435,868)	(87,174)	(276,997)
Debt issuance costs	-	-	-	(11,881)

Net cash provided by (used in) financing activities	(468,969)	(436,799)	(85,919)	968,689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	20	(8,559)	8,466

CASH AND CASH EQUIVALENTS, beginning of period	62	42	8,601	135

CASH AND CASH EQUIVALENTS, end of period	$62	$62	$42	$8,601

18.	COMPARATIVE INFORMATION FOR THE FOUR MONTHS ENDED DECEMBER 31, 2007:

The unaudited financial information for the four month period ended December 31, 2006, contained herein is presented for comparative purposes only and does not contain related financial statement disclosures that would be required with a complete set of financial statements presented in conformity with accounting principles generally accepted in the United States of America. Certain financial statement amounts have been adjusted due to the adoption of new accounting standards in 2009. See Note 2.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Four Months Ended December 31,
	2007	2006
REVENUES:
Natural gas operations	$1,832,192	$1,668,667
Retail propane	471,494	409,821
Other	45,656	83,978

Total revenues	2,349,342	2,162,466

COSTS AND EXPENSES:
Cost of products sold - natural gas operations	1,343,237	1,382,473
Cost of products sold - retail propane	315,698	256,994
Cost of products sold - other	14,719	50,376
Operating expenses	221,757	173,365
Depreciation and amortization	75,406	52,840
Selling, general and administrative	61,874	43,602

Total costs and expenses	2,032,691	1,959,650

OPERATING INCOME	316,651	202,816

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(103,375)	(82,979)
Equity in earnings (losses) of affiliates	(94)	4,743
Gain on disposal of assets	14,310	2,212
Other income (expense), net	(34,734)	2,248

INCOME BEFORE INCOME TAX EXPENSE	192,758	129,040
Income tax expense	9,949	2,155

NET INCOME	182,809	126,885

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	90,132	50,204

NET INCOME ATTRIBUTABLE TO PARTNERS	92,677	76,681

GENERAL PARTNER’S INTEREST IN NET INCOME	287	290

LIMITED PARTNERS’ INTEREST IN NET INCOME	$92,390	$76,391

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.41	$0.45

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,916	170,691,287

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.41	$0.45

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,829,916	170,691,287

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Four Months Ended December 31,
	2007	2006
Net income	$182,809	$126,885

Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(17,970)	(23,698)
Change in value of derivative instruments accounted for as cash flow hedges	(2,221)	158,916
Change in value of available-for-sale securities	(98)	(401)

	(20,289)	134,817

Comprehensive income	162,520	261,702

Less: Comprehensive income attributable to non-controlling interest	92,832	117,677

Comprehensive income attributable to partners	$69,688	$144,025

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Four Months Ended December 31,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$182,809	$126,885
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	75,406	52,840
Amortization in interest expense	2,441	1,697
Provision for loss on accounts receivable	544	563
Gain on disposal of assets	(14,310)	(2,212)
Non-cash unit-based compensation expense	8,137	4,385
Non-cash executive compensation	442	-
Distributions in excess of (less than) equity in earnings of affiliates, net	4,448	(4,742)
Deferred income taxes	37	(3,199)
Other non-cash	(2,069)	-
Net change in operating assets and liabilities, net of acquisitions	(49,250)	218,586

Net cash provided by operating activities	208,635	394,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(337,092)	(67,089)
Capital expenditures	(651,228)	(336,473)
Contributions in aid of construction costs	3,493	4,984
Advances to and investment in affiliates	(32,594)	(953,247)
Proceeds from the sale of assets	21,478	7,644

Net cash used in investing activities	(995,943)	(1,344,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,742,802	2,911,149
Principal payments on debt	(1,062,272)	(1,941,610)
Subsidiary equity offering net of issue costs	234,887	-
Net proceeds from issuance of Common Units	-	213,287
Distributions to Partners	(87,174)	(39,867)
Debt issuance costs	(211)	(21,302)
Distributions to noncontrolling interests	(61,517)	(75,868)

Net cash provided by financing activities	766,515	1,045,789

INCREASE IN CASH AND CASH EQUIVALENTS	(20,793)	96,411
CASH AND CASH EQUIVALENTS, beginning of period	77,350	26,204

CASH AND CASH EQUIVALENTS, end of period	$56,557	$122,615

NON-CASH INVESTING AND FINANCING ACTIVITIES SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH INVESTING ACTIVITIES:
Capital expenditures accrued	$87,622	$13,294

Gain from subsidiary issuance of common units (recorded in partners’ capital)	$48,932	$-

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$3,896	$532,631

Issuance of common units in connection with certain acquisitions	$1,400	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of interest capitalized	$79,084	$50,480

Cash paid during the period for income taxes	$9,135	$6,197

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

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file to submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited Energy Transfer Equity, L.P.’s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Transfer Equity, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Energy Transfer Equity, L.P.’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Transfer Equity, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2009, the four months ended December 31, 2007, and the year ended August 31, 2007 and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 24, 2010

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

LE GP, LLC is our General Partner (our “General Partner”). Our General Partner manages and directs all of our activities. The officers and directors of ETE are officers and directors of LE GP, LLC. The members of our General Partner elect our General Partner’s Board of Directors. The board of directors of our General Partner has the authority to appoint our executive officers, subject to provisions in the limited liability company agreement of our General Partner. Pursuant to other authority, the board of directors of our General Partner may appoint additional management personnel to assist in the management of our operations and, in the event of the death, resignation or removal of our chief executive officer, to appoint a replacement.

From January 1, 2009 until December 23, 2009, our Board of Directors was comprised of nine persons, six of whom qualify as “independent” under the NYSE’s corporate governance standards. Mr. Kenneth A. Hersh was one of the directors that met the NYSE’s independence requirements. On December 23, 2009, Mr. Hersh ceased to serve on our Board of Directors, and Marshall S. (Mackie) McCrea, III, Dan L. Duncan and Ralph S. Cunningham were appointed to the Board. We have determined that Messrs. Albin, Byrne, Glaske, Harkey, and Turner are all “independent” under the NYSE’s corporate governance standards.

As a limited partnership, we are not required by the rules of the NYSE to seek unitholder approval for the election of any of our directors. We believe that the members of our General Partner have appointed as directors individuals with experience, skills and qualifications relevant to the business of the Parent Company, such as experience in energy or related industries or with financial markets, expertise in natural gas operations or finance, and a history of service in senior leadership positions. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees, but we believe that the members of our General Partner have endeavored to assemble a group of individuals with the qualities and attributes required to provide effective oversight of the Parent Company.

Risk Oversight. Our Board of Directors generally administers its risk oversight function through the board as a whole. Our President, who reports to the Board of Directors, has day-to-day risk management responsibilities. Our President attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. In addition, at each regular meeting of the Board, management provides a report of the Parent Company’s financial and operational performance, which often prompts questions or feedback from the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Parent Company’s internal auditor, who reports directly to the Audit Committee, and reviews the Parent Company’s contingencies with management and our independent auditors.

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

Annual Certification

The Parent Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. In 2009, our President and Chief Financial Officer provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 401 of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Paul E. Glaske qualified as an Audit Committee financial expert during 2009. A description of the qualifications of Mr. Glaske may be found elsewhere in this Item 10 under “- Directors and Executive Officers of the General Partner.”

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

Compensation and Nominating/Corporate Governance Committees

Although we are not required under NYSE rules to appoint a Compensation Committee or a Nominating/Corporate Governance Committee because we are a limited partnership, the Board of Directors of LE GP, LLC has established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our employees and officers under the equity compensation plans adopted by our Unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the Charter of the Compensation Committee, a director serving as a member of the Compensation Committee may not be an officer of or employed by our General Partner, the Parent Company, ETP or its subsidiaries. Paul E. Glaske and Bill W. Byrne serve as the members of the Compensation Committee.

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

Directors and Executive Officers of the General Partner

The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 11, 2010. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner

John W. McReynolds	59	Director, President and Chief Financial Officer

Kelcy L. Warren	54	Director and Chairman of the Board

Ray C. Davis	68	Director

Marshall S. (Mackie) McCrea, III	50	Director

David R. Albin	50	Director

K. Rick Turner	51	Director

Bill W. Byrne	80	Director

Paul E. Glaske	76	Director

John D. Harkey, Jr	49	Director

Dan L. Duncan	77	Director

Dr. Ralph S. Cunningham	69	Director

Messrs. McReynolds, Warren, Davis, McCrea, Albin, Turner, Byrne, Glaske and Harkey also serve as directors of ETP’s general partner.

On December 23, 2009, Kenneth A. Hersh requested that he not be considered for re-appointment to the Board of Directors due to time constraints on his other business-related matters, and he ceased to serve on the Board effective on such date.

Set forth below is biographical information regarding the foregoing officers and directors of our General Partner:

John W. McReynolds.  Mr. McReynolds has served as our President since March 2005 and served as a Director and Chief Financial Officer since August 2005. He is also a director of Energy Transfer Partners. Prior to becoming President of Energy Transfer Equity, Mr. McReynolds was a partner with the international law firm of Hunton & Williams LLP, for over 20 years. As a lawyer, Mr. McReynolds specialized in energy-related finance, securities, partnerships, mergers and acquisitions, syndication and litigation matters, and served as an expert in numerous arbitration, litigation and governmental proceedings. The members of our General Partner selected Mr. McReynolds to serve as a director because of his legal background and his extensive experience in energy-related corporate finance. Mr. McReynolds has relationships with executives and senior management at several companies in the energy sector, as well as with investment bankers who cover the industry.

Kelcy L. Warren.  Mr. Warren was appointed Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our IPO. On August 15, 2007, Mr. Warren became the sole Chairman of the Board of our General Partner and the Chief Executive Officer and Chairman of the Board of the General Partner of ETP. Prior to that, Mr. Warren had served as Co-Chief Executive Officer and Co-Chairman of the Board of the General Partner of ETP since the combination of the midstream and intrastate transportation storage operations of ETC OLP and the retail propane operations of Heritage in January 2004. Mr. Warren also serves as Chief Executive Officer of the General Partner of ETC OLP. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Warren served as President of the General Partner of ET Company I, Ltd. the entity that operated ETP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he also served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 25 years of business experience in the energy industry. The members of our General Partner selected Mr. Warren to serve as a director and as Chairman because he is ETP’s Chief Executive Officer and has more than 25 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States, and brings a unique and valuable perspective to the Board of Directors.

Ray C. Davis.  Mr. Davis served as Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our IPO until his retirement effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the General Partner of ETP since the combination of the midstream and transportation operations of ETC OLP and the retail propane operations of Heritage in January 2004 until his retirement from these positions effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer of the General Partner of ETC OLP, and as Co-Chief Executive Officer of ETP and Co-Chairman of the Board of the General Partner of ETE, positions he held since their formation in 2002. Mr. Davis now serves as a director of the General Partners of ETP and ETE. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Davis served as Vice President of the General Partner of ET Company I, Ltd., the entity that operated ETC OLP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis has more than 32 years of business experience in the energy industry. Mr. Davis became a venture partner of Natural Gas Partners, L.L.C. in September 2007. The members of our General Partner selected Mr. Davis to serve as a director based on his more than 32 years of business experience in the energy industry and his expertise in the Partnership’s asset portfolio.

Marshall S. (Mackie) McCrea, III.  Mr. McCrea was appointed as a director on December 23, 2009. He is the President and Chief Operating Officer of ETP GP and has served in that capacity since June 2008. Prior to that, he served as President – Midstream from March 2007 to June 2008. Previously, since the combination of ETP’s midstream and propane operations in January 2004, Mr. McCrea served as the Senior Vice President – Commercial Development over the midstream operations. Before January 2004, Mr. McCrea served as Senior Vice President – Business Development and Producer Services of ETP’s midstream operations, having served in that capacity since 1997. Mr. McCrea has served as a Director of our general partner and of ETP GP since December 2009. Mr. McCrea also currently serves on the Board of Directors of the General Partner of ETP. The members of our General Partner selected Mr. McCrea to serve as a director because he brings extensive project development and operations experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.

David R. Albin.  Mr. Albin is a managing partner of the Natural Gas Partners private equity funds, and has served in that capacity or similar capacities since 1988. Prior to his participation as a founding member of Natural Gas Partners, L.P. in 1988, he was a partner in the $600 million Bass Investment Limited Partnership. Prior to joining Bass Investment Limited Partnership, he was a member of the oil and gas group in the investment banking division of Goldman, Sachs & Co. He currently serves as a director of NGP Capital Resources Company. Mr. Albin has served as a director of Energy Transfer Partners GP since February 2004 and has served as a Director of our General Partner since October 2002. The members of our General Partner selected Mr. Albin to serve as a director in connection with the investment made by Natural Gas Partners in ETP in 2004. Mr. Albin brings his significant industry knowledge, accumulated over the past 20 years by investing in the natural gas sector, to the Board of Directors.

K. Rick Turner.  Mr. Turner has been employed by Stephens’ family entities since 1983. He is currently Senior Managing Principal of The Stephens Group, LLC. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been oil and gas exploration, natural gas gathering, processing industries, and power technology. Mr. Turner currently serves as a director of Atlantic Oil Corporation; SmartSignal Corporation; JV Industrials, LLC, JEBCO Seismic, LLC; North American Energy Partners Inc., Seminole Energy Services, LLC, BTEC Turbines LP, and the General Partner of ETP and our General Partner. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. Mr. Turner has served as a director of our General Partner since October 2002. The members of our General Partner selected Mr. Turner based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director on the boards of several other companies.

Bill W. Byrne.  Mr. Byrne is the principal of Byrne & Associates, LLC, an investment company based in Tulsa, Oklahoma. Prior to his retirement in 1992, Mr. Byrne was Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, serving in that capacity from 1982 to 1992. Mr. Byrne has served as a director of ETP’s General Partner since 1992 and is a member of both the Audit Committee and the Compensation Committee of ETP’s General Partner. Mr. Byrne is a former president and director of the National Propane Gas Association (“NPGA”). Mr. Byrne has served as a director of our General Partner since May 2006. The members of our General Partner selected Mr. Byrne to serve as a director based on his significant industry expertise, as evidenced by his prior position at the NPGA.

Paul E. Glaske.  Mr. Glaske retired as Chairman and Chief Executive Officer of Blue Bird Corporation, the largest manufacturer of school buses with manufacturing plants in three countries. Prior to becoming president of Blue Bird in 1986, Mr. Glaske served as the president of the Marathon LeTourneau Company, a manufacturer of large off-road mining and material handling equipment and off-shore drilling rigs. He served as a member of the board of directors of BorgWarner, Inc. of Chicago, Illinois until April 2008. In addition, Mr. Glaske serves on the board of directors of both Lincoln Educational Services in New Jersey, and Camcraft, Inc., in Illinois. Mr. Glaske has served as a director of ETP’s General Partner since February 2004 and is chairman of ETP’s Audit Committee. Mr. Glaske has served as a director of our General Partner since May 2006. The members of our General Partner selected Mr. Glaske to serve as a director because it believes he is familiar with running a company from the field level to the boardroom based on his previous experience. As a former CEO and director at various other companies, Mr. Glaske has been involved in succession planning, compensation, employee management and the evaluation of acquisition opportunities.

John D. Harkey, Jr.  Mr. Harkey has served as Chief Executive Officer and Chairman of Consolidated Restaurant Companies, Inc., since 1998. Mr. Harkey currently serves on the Board of Directors and Audit Committee of Leap Wireless International, Inc., Loral Space & Communications, Inc., Emisphere Technologies, Inc., and the Board of Directors for the Baylor Health Care System Foundation. He also serves on the President’s Development Council of Howard Payne University, Baylor Health Care Foundation and on the Executive Board of Circle Ten Council of the Boy Scouts of America. From 2005 to 2006, Mr. Harkey served on the Board of Directors and Audit Committee of Pizza Inn, Inc. and from 1999 to 2006, he served on the Board of Directors and was Chairman of the Audit Committee of Fox & Hound Restaurant Group (formerly Total Entertainment Restaurant Corp.). Mr. Harkey has served as a director of our General Partner since December 2005. In May 2006, Mr. Harkey was elected as a director of our General Partner and member of the Audit Committee. The members of our General Partner selected Mr. Harkey to serve as a director because of his background in corporate finance, as well as his experience as a director on the boards and audit committees of several other public companies.

Dan L. Duncan.  Mr. Duncan has served as Chairman and Director of Enterprise Products GP, LLC, the general partner of Enterprise, since April 1998 and has served as Chairman and Director of EPE Holdings, LLC, the general partner of Enterprise GP, since August 2005. Mr. Duncan has also served as Chairman and Director of DEP Holdings, LLC, the general partner of Duncan Energy Partners L.P., a publicly traded energy services partnership affiliated with Enterprise and Enterprise GP, since October 2006. Mr. Duncan served as the sole Chairman of Enterprise Products Company (formerly EPCO, Inc.) (“EPCO”), a privately-owned affiliate of Enterprise, from 1979 to December 2007. Mr. Duncan now serves as Group Co-Chairman of EPCO. Mr. Duncan also serves as an Honorary Trustee of the Board of Trustees of the Texas Heart Institute at St. Luke’s Episcopal Hospital and on the Board of Trustees of the Baylor College of Medicine. Mr. Duncan has served as a Director of our general partner since December 2009. As the founder and chairman of one of the most successful master limited partnerships in the United States, Mr. Duncan brings unparalleled experience and knowledge of the energy industry and the MLP sector to the Board of Directors.

Dr. Ralph S. Cunningham. Dr. Cunningham has served as President and Chief Executive Officer of EPE Holdings, LLC since August 2007. He also served as Group Executive Vice President and Chief Operating Officer of Enterprise Products GP, LLC from December 2005 to August 2007 and Interim President and Interim Chief Executive Officer from June 2007 to August 2007. Dr. Cunningham retired in 1997 from CITGO Petroleum Corporation, where he had served as President and Chief Executive Officer since 1995. He currently serves as a Director of Enterprise Products GP, LLC, EPE Holdings, LLC, DEP Holdings, LLC, TETRA Technologies, Inc., Cenovus Energy Inc. and Agrium, Inc. From 2003 to 2009, Dr. Cunningham served as a director of EnCana Corporation. Dr. Cunningham has served as a Director of our General Partner since December 2009. The members of our General Partner selected Dr. Cunningham to serve as a director based on his extensive experience in the energy industry as evidenced by his former positions at CITGO and his current position at EPE Holdings, LLC. Dr. Cunningham also brings unique expertise as a director of several other public companies across several industries.

Compensation of the General Partner

Our General Partner does not receive any management fee or other compensation in connection with its management of the Parent Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% Unitholders are required by SEC regulations to furnish the General Partner with copies of all Section 16(a) forms.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during our year ended December 31, 2009, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner, except for a late filing of a Form 4 for three transactions by Mr. Albin and a late filing of a Form 4 for three transactions by Mr. Hersh.

ITEM 11. EXECUTIVE COMPENSATION

Overview

Since we are a limited partnership, we are managed by our General Partner. Our General Partner is owned by Mr. Kelcy Warren (40.6%), Mr. Ray Davis (18.8%) and Enterprise GP Holdings (40.6%). NGP, who previously held an interest in our General Partner, sold all of its interest in our General Partner in January 2009. Our limited partner interests are owned approximately 49.0% by affiliates and approximately 51.0% by the public. We own 100% of ETP GP and its general partner, ETP LLC. We refer to ETP GP and ETP LLC together as the “ETP GP Entities.” ETP GP is the general partner of ETP. All of ETP’s employees receive employee benefits from the operating companies of ETP. Pursuant to a shared services agreement, we receive administrative and other services from ETP for which we pay approximately $500,000 per year.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the President of our General Partner performs all of our management functions. The compensation of our President is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the President of our General Partner. To provide comprehensive disclosure of executive compensation for the entire consolidated reporting group, we are also providing information as to the executive compensation of the ETP GP Entities even though none of these persons is an executive officer of the Parent Company. Accordingly, the persons we refer to in this discussion as our “named executive officers” are the following:

ETE Executive Officer

•	John W. McReynolds, President and Chief Financial Officer of our General Partner.

ETP GP Entities Executive Officers

•	Kelcy L. Warren, Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer;

•	Martin Salinas, Jr., Chief Financial Officer;

•	Thomas P. Mason, Vice President, General Counsel and Secretary ; and

•	William G. Powers, Jr., President of Propane Operations.

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

ETP GP Entities. The ETP GP Entities also believe that a significant portion of their executives’ compensation should be incentive-based and have instituted an annual discretionary cash bonus that is based on the achievement of financial performance objectives for a fiscal year set at the beginning of such fiscal year, and the annual grant of restricted unit awards under ETP’s equity incentive plans, which are intended to provide a longer term incentive to their key employees to focus their efforts to increase the market price of ETP’s publicly traded units and to increase the cash distribution ETP pays to its Unitholders. ETP has previously issued restricted unit awards that vest over a three-year period based on the achievement of annual performance objectives as compared to a peer group of other publicly traded limited partnerships determined by the Compensation Committee of ETP’s General Partner. Commencing in 2007, ETP discontinued issuing restricted unit awards that vest based on the achievement of performance objectives and, in lieu thereof, we commenced issuing restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve ETP’s business objectives. The equity-based compensation reflects the importance ETP places on aligning the interests of the executive officers with those of ETP’s Unitholders.

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

ETE and ETP directly incur the payment to our respective executive officers in lieu of receiving an allocation of overhead related to executive compensation from their respective general partner. For the year ended December 31, 2009, ETE and ETP paid 100% of the compensation of the executive officers of their respective general partner as each entity represents the only business managed by such general partner.

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

For a more detailed description of the compensation of our named executive officers, please see “- Compensation Tables” below.

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

Compensation Philosophy

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

Components of Executive Compensation

For the year ended December 31, 2009, the compensation paid to our named executive officer consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses; and

•	equity incentive plan compensation.

The compensation paid to the named executive officers of the ETP GP Entities, other than ETP’s CEO, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of cash bonuses;

•	vesting of previously issued equity-based awards issued pursuant to ETP’s equity incentive plans;

•	compensation resulting from the vesting of equity issuances made by an affiliate; and

•	401(k) plan contributions.

Mr. Warren, ETP’s CEO, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits) after 2007.

Periodically, the compensation committee of the ETP GP Entities (“ETP’s Compensation Committee”) engages a third-party consultant to assist in the determination of compensation levels for our executive officers. Most recently, ETP’s Compensation Committee engaged Mercer Consulting Services to assist in the determination of ETP’s compensation levels for the year ended December 31, 2008. The consultant provided an analysis of compensation for senior executives at a group of 14 companies in the energy industry, comprised primarily of midstream and exploration and production companies, with respect to annual salary, annual cash bonus and long-term incentive arrangements. ETP’s Compensation Committee utilized the information provided by Mercer Consulting Services as a general comparison of the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of ETP’s named executive officers in order to assure that compensation of ETP’s named executive officers is competitive with the compensation for executive officers of these other companies in the industry. ETP’s Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. Mercer did not provide any non-executive compensation services for the Partnership during 2008. The Compensation Committee did not engage a compensation consultant in 2009.

Base Salary.  For the year ended December 31, 2009, the base salary level, equity incentive compensation and the non-equity incentive compensation of Mr. McReynolds, the President and Chief Financial Officer of ETE’s General Partner, was determined by the board of directors of our General Partner in 2008 based on recommendations from our Compensation Committee which took into account the compensation for senior executives at comparable companies with respect to annual salary, annual cash bonus and long-term incentive arrangements, and the total compensation for similarly situated senior executives at ETP.

The base salaries of ETP’s named executive officers are determined by ETP’s board of directors based on recommendations from ETP’s Compensation Committee, which take into account the recommendations of Mr. Warren. ETP’s Compensation Committee determined to freeze base salaries for ETP’s named executive officers for 2009 at the same levels as for 2008 due to the uncertainties related to the economy and the natural gas markets.

Annual Bonus.  The bonus payment awarded to Mr. McReynolds in December 2008 was a fixed amount determined by our Compensation Committee.

In addition to base salary, the named executive officers of the ETP GP Entities, other than ETP’s CEO, receive discretionary annual cash bonuses that are paid in a lump sum following the end of the year to reward the named executive officers of the ETP GP Entities for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to ETP’s profitability and success during the period for which the bonuses are awarded. In this regard, ETP’s Compensation Committee takes into account whether ETP achieved or exceeded its publicly announced EBITDA guidance for the period as an important element in making its determinations with respect to annual bonuses; however, ETP’s Compensation Committee does not establish its own financial performance objectives in advance for purposes of making those determinations. EBITDA guidance is generally determined based on ETP’s internal financial budget, which is reviewed and approved by the Board of Directors of ETP’s General Partner as discussed below. ETP’s Compensation Committee also considers the recommendation of ETP’s CEO in determining the specific cash bonus amounts for each of ETP’s other named executive officers. The Compensation Committee considers the recommendation of ETP’s CEO in determining specific cash bonus amounts for each of the other named executive officers of the ETP GP Entities.

For the year ended December 31, 2008, the Compensation Committee approved a cash bonus for each of the named executive officers of the ETP GP Entities, other than ETP’s CEO, based in part upon ETP’s success in exceeding its internal financial budget for such year. The budgets for 2008 were presented to the Board of Directors of ETP’s General Partner for review and approval prior to the beginning of the year. ETP’s internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments to (i) reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of ETP’s business. The evaluation of ETP’s performance versus its internal financial budget is based on earnings without considering the impact of interest, income taxes or certain other non-cash items, such as depreciation and amortization. In general, ETP’s Compensation Committee believes that ETP’s performance at or above the internal financial budget would support bonuses to named executive officers of the ETP GP Entities ranging from 100% to 150% of their annual salary. The individual bonus amounts for each named executive officer of the ETP GP Entities, other than ETP’s CEO, also reflect ETP’s Compensation Committee’s view of the impact of such individual’s efforts and contributions towards achievement of ETP’s success in exceeding it internal financial budget in developing new projects as well as towards the overall management of ETP’s business.

ETP’s Compensation Committee has not made any determinations with respect to cash bonuses for the Messrs. McCrea, Salinas and Mason for the year ended December 31, 2009.

ETE Equity Awards.  The Energy Transfer Equity Long-Term Incentive Plan authorizes ETE Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other rights related to ETE units at such times and upon such terms and conditions as it may determine in accordance with each such plan. The Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officer of ETE, including the number of ETE Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to the named executive officer under this equity incentive plan have consisted of restricted unit awards, which are subject to vesting over a specified time period. ETE Common Units are issued upon grant of the award, subject to forfeiture of unvested units upon termination of employment during the vesting period.

In December 2009 and 2008, unit awards of 30,000 units and 50,000 units, respectively, were granted to Mr. McReynolds. These grants were approved by the Compensation Committee. All of these unit awards provided for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. In approving the grant of such unit awards, the Compensation Committee took into account the long-term objective of retaining Mr. McReynolds as a key driver of ETE’s future success and his previous equity unit awards subject to vesting.

The issuance of ETE Common Units pursuant to ETE’s equity incentive plan is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETE Common Units.

ETP Equity Awards.  Each of ETP’s 2004 Unit Plan and 2008 Incentive Plan authorizes ETP’s Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other rights related to ETP units at such times and upon such terms and conditions as it may determine in accordance with each such plan. ETP’s

Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officers of the ETP GP Entities, including the number of Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to ETP’s named executive officers under these equity incentive plans have consisted of restricted unit awards, which have required the achievement of performance objectives in order for the awards to become vested or restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any unit award, ETP Common Units are issued. Each of Messrs. Warren, McCrea, Salinas and Mason previously received unit awards under ETP’s equity incentive plans, a portion of which vested during 2009.

Generally, each award subject to the achievement of performance objectives has been structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three-year period, with 100% of such one-third vesting if the total return for ETP’s units for such year is in the top quartile as compared to a peer group of energy-related publicly traded limited partnerships determined by the Compensation Committee, 65% of such one-third vesting if the total return of ETP’s units for such year is in the second quartile as compared to such peer group companies, and 25% of such one-third vesting if the total return of ETP’s units for such year is in the third quartile as compared to such peer group companies. Total return is defined as the sum of the per unit price appreciation in the market price of ETP’s units for the year plus the aggregate per unit cash distributions received for the year. For the twelve-month period ended August 31, 2009, the peer group used to make the ETP total return comparison consisted of Suburban Propane Partners, L.P., Plains All American Pipeline, L.P., NuStar Energy L.P., Sunoco Logistics Partners L.P., Magellan Midstream Partners, L.P., AmeriGas Partners, L.P., ONEOK Partners, L.P., Buckeye Partners, L.P., Kinder Morgan Energy Partners, L.P., Enterprise Products Partners L.P., TEPPCO Partners, L.P., Enbridge Energy Partners, L.P. and Ferrellgas Partners, L.P. The vesting of these awards is also subject to continued employment with ETP or its General Partner as of the end of each applicable year.

In October 2009, ETP’s Compensation Committee determined that, of the unit awards subject to the achievement of performance objectives, 25% of the ETP Common Units subject to such awards eligible to vest on September 1, 2009 became vested and 75% of the awards were forfeited based on ETP’s performance for the twelve-month period ended August 31, 2009.

Commencing in 2008, all of the new ETP unit awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives as ETP’s Compensation Committee determined that vesting based on continued employment, rather than the satisfaction of performance objectives, was more generally prevalent with companies in the energy industry with which ETP competes for talented employees. In December 2008, the Compensation Committee approved the grant of 644,545 new unit awards under our 2004 Unit Plan and our 2008 Incentive Plan to approximately 275 employees, including certain of our named executive officers. In December 2009, 716,700 new unit awards under our equity incentive plans were granted to approximately 340 employees. This grant was approved by the Compensation Committee. All of these unit awards provided for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per ETP Common Unit made by ETP on its Common Units promptly following each such distribution by ETP to its Unitholders. Of the named executive officers of the ETP GP Entities, Messrs. McCrea, Salinas, Mason and Powers received grants in December 2009 relating to 20,000, 19,186, 18,186 and 10,000 ETP Common Units, respectively and received grants in December 2008 relating to 20,000, 20,000, 20,000 and 10,000 ETP Common Units, respectively. Messrs. Mason and Powers also received grants relating to 50,000 and 20,000 ETP Common Units in October 2008 and February 2008, respectively. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “-Annual Bonus,” the long-term objective of retaining such individuals as key drivers of ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting.

The issuance of ETP Common Units pursuant to ETP’s equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.

The unit awards under ETP’s equity incentive plans generally require the continued employment of the recipient during the vesting period. ETP’s Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. During the year ended December 31, 2009, ETP’s Compensation Committee accelerated the vesting of 41,931 unit awards in connection with the termination of certain employees.

Affiliate Equity Awards.  McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of our General Partner, has awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. These rights include the economic benefits of ownership of these ETE units based on a five-year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETP or ETE unless this partnership defaults under its obligations pursuant to these unit awards. We are recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded the ETP employees assuming no forfeitures.

Messrs. McCrea, Salinas and Mason vested in rights related to ETE units of 42,000, 48,000, and 55,000, respectively, during 2009 and had unvested rights related to ETE units of 168,000, 192,000, and 110,000, respectively, as of December 31, 2009.

Qualified Retirement Plan Benefits.  Each of ETE and ETP has established a defined contribution 401(k) plan, which covers substantially all of our employees, including our named executive officers. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees who have completed one hour of service and have attained age 18 years of age (age 21 for certain union workers) are eligible to participate. Employees may elect to defer up to 100% of defined eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We shall make a matching contribution that satisfies the requirements of Section 401(k)(12)(B) and 401(m)(11) of the Internal Revenue Code. The rate of match shall not be less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The entire amount credited to the participant’s account shall be fully vested and non-forfeitable at all times. Prior to 2009, our 401(k) plan matching contributions were discretionary, based on a percentage of compensation, and participants vested in matching contributions upon completion of one year of service. Prior to 2009, our 401(k) plan also required the attainment of age 21 for all employees.

Health and Welfare Benefits.  All full-time employees, including our and ETP’s executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.

Termination Benefits.  Our and ETP’s named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Each of ETP’s 2004 Unit Plan and 2008 Incentive Plan provides for immediate vesting of all unvested unit awards in the event of a change in control. A change of control as defined under each of ETP’s plans mean any of (i) the date on which Energy Transfer Partners GP, L.P. ceases to be the general partner of the Partnership; (ii) the date that ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of Energy Transfer Partners GP, L.P.; (iii) the sale of all or substantially all of ETP’s assets (other than to any Affiliate (as defined therein) of ETE); or (iv) a liquidation or dissolution of ETP. No such accelerated vesting occurred during the year ended December 31, 2009. The value of unvested ETP unit awards that would fully vest upon a change of control as defined in ETP’s equity incentive plans was $2,212,524 for Mr. McCrea, $1,744,206 for Mr. Salinas, $3,821,820

for Mr. Mason, and $1,690,872 for Mr. Powers based on the closing unit price per ETP Common Unit on December 31, 2009. The value of unvested affiliate equity awards that would fully vest upon a change of control as defined in the affiliate equity awards was $5,137,440 for Mr. McCrea, $5,871,360 for Mr. Salinas and $3,363,800 for Mr. Mason, based on the closing unit price per ETE Common Unit on December 31, 2009.

The Energy Transfer Equity Long-term Incentive Plan includes similar change of control provisions. With respect to the general partner interest in ETE, a change of control would occur if an unaffiliated entity obtained 50% or more of the voting power of LE GP, LLC or became the general partner of ETE. The value of unvested ETE units that would fully vest was $2,140,600 for Mr. McReynolds based on the closing price per ETE Common Unit on December 31, 2009.

Deferred Compensation Arrangements.  We and ETP did not have any deferred compensation arrangements or defined benefit pension plans or other post retirement benefits for our named executive officers during 2009 and prior.

Risk Assessment Related to our Compensation Structure.  We believe that the compensation plans and programs for executive officers of ETE and ETP, as well as other employees, are appropriately structured and are not reasonably likely to result in material risk to ETE or ETP. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of ETE or ETP or reward poor judgment. We also believe we and ETP have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we and ETP generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We and ETP generally determine whether, and to what extent, executive officers and other employees receive a cash bonus based on achievement of specified financial performance objectives. For example, in 2007 ETP announced EBITDA guidance for 2008 that ETP believed was reasonable in light of past performance and market conditions, and ETP’s Compensation Committee took into account whether ETP met or exceeded that public guidance for the purpose of determining cash bonuses for its executive officers following the completion of the 2008 calendar year. As described above, in 2008, ETP stopped issuing performance-based awards in favor of time-based vesting awards that generally vest over a five-year period. We and ETP use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that the interests of our employees and the employees of ETP align with those of the respective unitholders of ETE and ETP for the long-term performance of ETE and ETP.

Director Compensation

Directors of LE GP, LLC who are an employee of LE GP, LLC, ETP GP or any of their subsidiaries are not eligible for director compensation. The compensation arrangements for outside directors include a $30,000 annual retainer for services on the board and an annual retainer ($7,500 or $10,000 in the case of the chairman) and meeting attendance fees ($1,200) for services on the Audit and Conflicts Committee.

The outside directors of LE GP, LLC are also entitled to an annual award under the Energy Transfer Equity, L.P. Long-Term Incentive Plan equal to $15,000 divided by (a) the closing price of the Common Units of ETE on the New York Stock Exchange on such grant-date or (b) the Fair Market Value of a common unit as otherwise determined by the Board of Directors. Each Award shall be subject to a Restricted Period of three (3) years and shall vest and be payable 1/3 per year beginning on the first anniversary date of the Award, provided that all unvested Awards shall fully vest upon the occurrence of a Change of Control. The compensation expense recorded is based on the grant-date market value of the ETE Common Units and is recognized over the vesting period. Distributions are paid during the vesting period.

The ETP Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of ETP’s General Partner. In 2009, non-employee directors of ETP’s General Partner received an annual fee of $40,000 plus $1,200 for each committee meeting attended. Additionally, the

Chairman of ETP’s Audit Committee receives an annual fee of $15,000 and the members of ETP’s audit committee receive an annual fee of $10,000. The Chairman of ETP’s Compensation Committee receives an annual fee of $7,500 and the members of ETP’s compensation committee receive an annual fee of $5,000. ETP’s employee directors, including Messrs. Warren and McReynolds, do not receive any fees for service as directors. In addition, the non-employee directors participate in ETP’s 2004 Unit Plan and 2008 Incentive Plan. Each director of ETP’s General Partner who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the board of ETP’s General Partner for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 ETP Common Units. Under ETP’s 2004 Unit Plan and 2008 Incentive Plan, the non-employee directors of ETP’s General Partner each receive annual grants of unvested ETP Common Units equal to an aggregate of $50,000 divided by the fair market value of ETP’s Common Units. These ETP Common Units vest over three years at one-third per year. Annual Director Grants to directors of ETP’s General Partner of 10,640 units were awarded during 2009. Director Grants to directors of ETP’s General Partner that vested in 2009 resulted in the issuance of 3,530 ETP Common Units.

Tax and Accounting Implications of Equity-Based Compensation Arrangements

Deductibility of Executive Compensation

We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officer is generally fully deductible for federal income tax purposes.

Accounting for Unit-Based Compensation

For our unit-based compensation arrangements, including equity-based awards issued to certain of ETP’s named executive officers by Mr. McReynolds (as discussed above), we record compensation expense over the vesting period of the awards, as discussed further in Note 8 to our consolidated financial statements.

Compensation Committee Interlocks and Insider Participation

Messrs. Byrne and Glaske served on the Compensation Committee of our General Partner during 2009. During 2009, none of the members of the committee was an officer or employee of ETE or any of its subsidiaries or served as an officer of any company with respect to which any of its executive officers served on such company’s board of directors. In addition, neither Mr. Glaske nor Mr. Byrne are former employees of ETE or any of its subsidiaries.

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

Compensation Tables

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Bonus ($) (2)	Equity Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
ETE Officer:
John W. McReynolds	2009	$500,000	$-	$922,800	$-	$-	$-	$12,250	$1,435,050
President and Chief Financial Officer	2008	406,923	600,000	832,000	-	-	-	9,346	1,848,269
	Transition	138,641	38,410	-	-	-	-	-	177,051
	2007	399,228	600,000	-	-	-	-	9,346	1,008,574

ETP Officers:
Kelcy L. Warren (5)	2009	$2,289	$-	$-	$-	$-	$-	$-	$2,289
Chief Executive Officer	2008	2,272	-	-	-	-	-	-	2,272
	Transition	220,429	-	-	-	-	-	4,846	225,275
	2007	500,000	-	406,490	-	-	-	14,000	920,490

Marshall S. (Mackie) McCrea, III	2009	500,000	-	883,000	-	-	-	12,250	1,395,250
President and Chief Operating Officer	2008	444,154	750,000	825,678	-	-	-	3,427,408	5,447,240
	Transition	177,926	200,000	1,313,861	-	-	-	5,327	1,697,114
	2007	380,769	600,000	298,106	-	-	-	14,481	1,293,356

Martin Salinas, Jr. (6)	2009	350,000	-	847,062	-	-	-	31,293	1,228,355
Chief Financial Officer	2008	261,539	550,000	727,265	-	-	-	6,922,369	8,461,173

Thomas P. Mason (7)	2009	420,240	-	802,912	-	-	-	41,005	1,264,157
Vice President, General Counsel and Secretary	2008	410,410	630,000	2,332,800	-	-	-	32,347	3,405,557
	Transition	130,769	167,000	746,985				6,462	1,051,216
	2007	238,462	291,667	-	-	-	-	8,800,000	9,330,129

William G. Powers, Jr. (8)	2009	407,692	500,000	441,500	-	-	-	22,000	1,371,192
President of Propane Operations	2008	336,925	300,000	1,353,827	-	-	-	20,488	2,011,240

(1)	Amounts presented for 2009 and 2008 are based on the calendar year of January 1 to December 31. Amounts presented as “Transition” include the four months of September 1, 2007 through December 31, 2007. Amounts for 2007 are based on a fiscal year of September 1, 2006 to August 31, 2007.

(2)	The discretionary cash bonus amounts, if any, to be paid for 2009 have not yet been determined, except where indicated. The annual bonuses for 2009 for Messrs. McCrea, Salinas and Mason are subject to determination by the Compensation Committee, which is expected to occur in March 2010. The bonus amounts presented above represent the discretionary cash bonus earned with respect to the period presented, which amounts were actually paid in the following period.

(3)	Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented. For awards that do not receive distribution equivalents prior to vesting, the market price is reduced by the present value of the expected distributions on our Common Units during the vesting period.

(4)	The amounts in this column include (a) the aggregate grant date fair value related to grants of equity-based awards of units in ETE owned by an affiliate to certain of our named executive officers during the periods presented, as discussed further above and in Note 8 to our consolidated financial statements, and (b) contributions to the 401(k) plan made by ETP on behalf of the named executive officers.

(5)	Mr. Warren voluntarily determined that after 2007, (a) his salary will be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits), (b) he will not accept a cash bonus and (c) he will no longer accept any equity awards under the equity incentive plans beginning in 2008.

(6)	Mr. Salinas was promoted to Chief Financial Officer effective June 16, 2008. The 2008 amounts reflect his compensation for the entire year.

(7)	Mr. Mason began employment in February 2007. Thus, the fiscal year 2007 amounts only reflect compensation from his date of employment through August 31, 2007. Effective June 2008, Mr. Mason became the Vice President, General Counsel and Secretary.

(8)	Mr. Powers was promoted to President of Propane Operations in May 2008. The 2008 amounts reflect his compensation for the entire year.

All Other Compensation Table

Name	Year (1)	Perquisites and Other Personal Benefits ($) (2)	Tax Reimbursements ($)	Life Insurance Premiums ($) (3)	Company Contributions to Retirement and 401(k) Plans ($) (4)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($) (5)	Affiliate Equity Awards (6)	Total ($)
ETE Officer:
John W. McReynolds	2009	$-	$-	$-	$12,250	$-	$-	$-	$12,250
	2008	-	-	-	9,346	-	-	-	9,346
	Transition	-	-	-	-	-	-	-	-
	2007	-	-	-	9,346	-	-	-	9,346

ETP Officers:
Kelcy L. Warren	2009	$-	$-	$-	$-	$-	$-	$-	$-
	2008	-	-	-	-	-	-	-	-
	Transition	-	-	-	4,846	-	-	-	4,846
	2007	-	-	-	14,000	-	-	-	14,000

Marshall S. (Mackie) McCrea, III	2009	-	-	-	12,250	-	-	-	12,250
	2008	-	-	-	14,908	-	-	3,412,500	3,427,408
	Transition	-	-	-	5,327	-	-	-	5,327
	2007	-	-	-	14,481	-	-	-	14,481

Martin Salinas, Jr.	2009	19,043	-	-	12,250	-	-	-	31,293
	2008	-	-	-	12,769	-	-	6,909,600	6,922,369

Thomas P. Mason	2009	28,755	-	-	12,250	-	-	-	41,005
	2008	26,867	-	-	5,480	-	-	-	32,347
	Transition	-	-	-	6,462	-	-	-	6,462
	2007	-	-	-	-	-	-	8,800,000	8,800,000

William G. Powers, Jr.	2009	-	-	-	22,000	-	-	-	22,000
	2008	-	-	-	20,488	-	-	-	20,488

(1)	Amounts presented for 2009 and 2008 are based on the calendar year of January 1 to December 31. Amounts presented as “Transition” include the four months of September 1, 2007 through December 31, 2007. Amounts presented for 2007 are based on a fiscal year of September 1, 2006 to August 31, 2007.

(2)	Perquisites include expenses paid by us for housing near our executive office in Dallas for certain executives who commute from other cities.

(3)	The executive officers’ life insurance premiums are paid on the same basis as all other employees. Since this represents non-discriminatory group life insurance available to all salaried employees, the premiums paid are not included in the table above.

(4)	Vesting in the 401(k) matching contribution occurs upon the completion of one year of service. Matching contributions for officers with less than one year of service are reflected in the period during which they vest.

(5)	Amounts presented do not include the value of unvested unit awards under the 2004 Unit Plan that would fully vest upon a change of control as defined in our equity incentive plans, which amounts are reflected in the “Outstanding Equity Awards at Year-End Table” below.

Amounts presented do not include the value of unvested affiliate equity awards granted to Messrs. McCrea, Salinas and Mason, that would fully vest upon a change of control as defined in the affiliate equity awards, which value was $5,137,440 for Mr. McCrea, $5,871,360 for Mr. Salinas and $3,363,800 for Mr. Mason, based on the December 31, 2009 closing unit price per ETE Common Unit.

(6)	Affiliate equity awards reflect the aggregate grant date fair value related to equity-based awards of units in ETE owned by an affiliate to certain of ETP’s named executive officers during the periods presented, as discussed in Note 8 to our consolidated financial statements.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Grant Date Fair Value of Unit Awards (1)
		Threshold (#)	Target (#)	Maximum (#)
ETE Officer:
John W. McReynolds	12/29/09	-	-	-	30,000	-	$-	$922,800

ETP Officers:
Kelcy L. Warren	N/A	-	-	-	-	-	$-	$-

Marshall S. (Mackie) McCrea, III	12/15/09	-	-	-	20,000	-	-	883,000

Martin Salinas, Jr.	12/15/09	-	-	-	19,186	-	-	847,062

Thomas P. Mason	12/15/09	-	-	-	18,186	-	-	802,912

William G. Powers, Jr.	12/15/09	-	-	-	10,000	-	-	441,500

(1)	We have computed the grant-date fair value of unit awards in accordance with generally accepted accounting principles, as further described above and in Note 8 to our consolidated financial statements.

We do not have any non-equity incentive plans.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the ETP 2004 Unit Plan or the ETP 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds. The grant date fair value of these awards is detailed above in the “All Other Compensation Table” and related footnotes.

Outstanding Equity Awards at Year-End Table

Name	Grant Date (1)	Stock Awards
		Number of Units That Have Not Vested (#) (2)	Market Value of Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (3)
ETE Officer:
John W. McReynolds	12/29/09	-	$-	30,000	$917,400
	12/19/08	-	-	40,000	1,223,200

ETP Officers:

Kelcy L. Warren	N/A	-	$-	-	$-

Marshall S. (Mackie) McCrea, III	12/15/09	-	-	20,000	899,400
	12/22/08	-	-	16,000	719,520
	12/05/07	-	-	13,200	593,604

Martin Salinas, Jr.	12/15/09	-	-	19,186	862,794
	12/22/08	-	-	16,000	719,520
	12/05/07	-	-	3,600	161,892

Thomas P. Mason	12/15/09	-	-	18,186	817,824
	12/22/08	-	-	16,000	719,520
	10/17/08	-	-	40,000	1,798,800
	12/05/07			10,800	485,676

William G. Powers, Jr.	12/15/09	-	-	10,000	449,700
	12/22/08	-	-	8,000	359,760
	02/28/08	-	-	16,000	719,520
	12/05/07	-	-	3,600	161,892

(1)	Unit awards outstanding as of December 31, 2009 reflected in the table above ratably vest on each anniversary of the grant date through 2014 for awards granted in 2009, through 2013 for awards granted in 2008, and through 2012 for awards granted in 2007.

(2)	The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the 2004 Unit Plan or the 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds.

(3)	Market value was computed as the number of unvested awards at December 31, 2009, multiplied by the applicable closing market price per unit at December 31, 2009.

Option Exercises and Units Vested Table

Name	Unit Awards
	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
ETE Officer:
John W. McReynolds	10,000	$305,800

ETP Officers:

Kelcy L. Warren	1,250	$54,763

Marshall S. (Mackie) McCrea, III	9,317	399,986

Martin Salinas, Jr.	5,534	240,189

Thomas P. Mason	17,600	760,860

William G. Powers, Jr.	7,700	306,393

(1)	Amounts presented represent the number of unit awards vested during 2009 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price per unit upon the vesting date.

Director Compensation, Including Unit Grants

As indicated below, we do not have our own board of directors. We are managed by our General Partner. The directors identified below represent the non-employee directors of our General Partner. For convenience purposes, we directly pay the compensation to the directors rather than paying an allocation from our General Partner since we represent the only business managed by our General Partner.

The compensation paid to the non-employee directors of our or ETP’s General Partner during 2009 is reflected in the following table.

Director Compensation Table

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)
Directors of ETE and ETP

K. Rick Turner

As ETE Director	$30,000	$14,995	$-	$44,995

As ETP Director	40,000	51,185	-	91,185

Bill W. Byrne

As ETE Director	43,500	14,995	-	58,495

As ETP Director	81,400	51,185	-	132,585

Paul E. Glaske

As ETE Director	43,500	14,995	-	58,495

As ETP Director	77,800	51,185	-	128,985

John D. Harkey, Jr.

As ETE Director	46,000	14,995	-	60,995

As ETP Director	71,600	51,185	-	122,785

David R. Albin

As ETE Director	-	-	-	-

As ETP Director	-	-	-	-

Kenneth A. Hersh (3)

As ETE Director	-	-	-	-

As ETP Director	-	-	-	-

Directors of ETP

Ray C. Davis	$49,800	$51,185	$-	$100,985

Ted Collins, Jr.	40,000	51,185	-	91,185

Michael K. Grimm	52,300	51,185	-	103,485

(1)	Fees paid in cash are based on amounts paid during 2009, except for ETE director compensation which includes amounts earned in 2009 and paid in 2010.

(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price as of the grant date. For ETP Common Units, the grant date market price is reduced by the expected distributions during the vesting period to determine the grant date fair value.

(3)	Mr. Hersh ceased to serve on ours and ETP’s Board of Directors in December 2009.

Directors of LE GP, LLC who are an employee of LE GP, LLC, ETP GP or any of their subsidiaries are not eligible for director compensation. The compensation arrangements for outside directors include a $30,000 annual retainer for services on the board and an annual retainer ($7,500 or $10,000 in the case of the chairman) and meeting attendance fees ($1,200) for services on the Audit and Conflicts Committee.

The outside directors of LE GP, LLC are also entitled to an annual award under the Energy Transfer Equity, L.P. Long-Term Incentive Plan equal to $15,000 divided by (a) the closing price of the Common Units of ETE on the New York Stock Exchange on such grant-date or (b) the Fair Market Value of a common unit as otherwise determined by the Board of Directors. Each Award shall be subject to a Restricted Period of three (3) years and shall vest and be payable 1/3 per year beginning on the first anniversary date of the Award, provided that all unvested Awards shall fully vest upon the occurrence of a Change of Control. The compensation expense recorded is based on the grant-date market value of the ETE Common Units and is recognized over the vesting period. Distributions are paid during the vesting period.

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

The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	2,887,136

Total	-	$-	2,887,136

Energy Transfer Equity, L.P. Units

The following table sets forth certain information as of February 11, 2010, regarding the beneficial ownership of our securities by certain beneficial owners, all directors and named executive officers of our General Partner, each of the named executive officers and all directors and executive officers of our General Partner as a group, of our Common Units. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class

Common Units	David R. Albin (3)	501,226	*
	Bill W. Byrne (4)	25,997	*
	Ralph S. Cunningham	-	*
	Ray C. Davis (5)	18,902,708	8.48%
	Dan L. Duncan (6)	39,261,490	17.61%
	Paul E. Glaske	23,697	*
	John D. Harkey Jr. (7)	32,197	*
	Marshall S. (Mackie) McCrea, III	967,400	*
	John W. McReynolds (8)	6,769,948	3.04%
	K. Rick Turner	82,646	*
	Kelcy L. Warren (9)	42,513,159	19.07%
	All Directors and Executive Officers as a group (11 persons)	109,080,468	48.93%

*	Less than 1%

(1)	The address for Mr. Albin is 125 E. John Carpenter Freeway, Suite 600, Irving, Texas 75062. The address for Messrs. Byrne, Davis, Glaske, Harkey, McCrea, McReyonlds, Turner and Warren is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Messrs. Cunningham and Duncan is 1100 Louisiana Street, Suite 1000, Houston, Texas 77002.

(2)	Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. Nature of beneficial ownership is direct with sole investment and disposition power unless otherwise noted.

(3)	Includes 487,717 units held by Spectra Holdings, L.P., an entity owned by Mr. Albin. Mr. Albin disclaims beneficial ownership of the units held by Spectra Holdings, L.P. other than to the extent of his pecuniary interest therein.

(4)	Includes 23,800 units held by Byrne & Associates, LLC, an entity in which Mr. Byrne is a member and sole manager. Mr. Byrne disclaims beneficial ownership of the units held by Byrne & Associates other than to the extent of his pecuniary interest therein.

(5)	Includes 742,254 units held by Avatar Investments, LP and 50 units held by Avatar Holdings, LLC, 120,472 units held by Mr. Davis as Trustee of two trusts for the benefit of Mr. Davis and his spouse, and 16,464,587 units held by ETC Holdings, L.P. (over which Mr. Davis exercises shared voting and investment power with Mr. Warren). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to beneficially own units held by ETC Holdings, L.P. Excludes an additional 17,964,706 units held by ETC Holdings L.P. in which Mr. Davis has no pecuniary interest (see note 9 below).

(6)	Includes 180,100 units held by DD Securities LLC (“Duncan LLC”), 91,300 units held by the Duncan Family 2000 Trust and 38,976,090 units held by Enterprise GP Holdings L.P. (“EPE”). EPE Holdings LLC (“EPE Holdings”) is the general partner of EPE with sole voting and disposition power over the units held by EPE. EPE Holdings is controlled by Mr. Duncan. Mr. Duncan, Duncan LLC, EPE and EPE Holdings disclaim beneficial ownership of the units other than to the extent of their respective pecuniary interests therein.

(7)	Includes 15,000 Common Units held by the Katemcy Trust.

(8)	Includes 4,167,578 units held by McReynolds Energy Partners, L.P. and 2,521,570 units held by McReynolds Equity Partners, L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of the Common Units owned by such limited partnerships other than to the extent of his pecuniary interests therein.

(9)	Includes 17,136,398 units held by Kelcy Warren Partners, L.P., and 1,500,000 units held by Kelcy Warren Partners, II, L.P., the general partners of which are owned by Mr. Warren. Also includes 17,964,706 units held by ETC Holdings L.P. (over which Mr. Warren exercises shared voting and investment power with Mr. Davis). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to be beneficially own units held by ETC Holdings, L.P. Excludes an additional 16,464,587 units held by ETC Holdings L.P. in which Mr. Warren has no pecuniary interest (see note 5 above).

The ETE units held by EPE are pledged under EPE’s credit facility and the related pledge agreement. Under the terms of our General Partner’s limited liability company agreement, a 10% or greater reduction (through a foreclosure or otherwise) in EPE’s ownership of ETE would trigger a right among the other members of our General Partner to purchase an additional interest in our General Partner proportionate to the interest in ETE sold or transferred by EPE. Such an event could result in an increase in the percentage ownership in, and control over, LE GP. LLC by Messrs. Warren and Davis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Parent Company owns 100% of the Class A and Class B Limited Partner interests, and 100% of the General Partner interests, in Energy Transfer Partners GP, L.P., the general partner of ETP. The Parent Company’s cash flows currently consist of distributions from ETP related to the following partnership interests, including incentive distribution rights in ETP:

•	our ownership of the general partner interest in ETP, which we hold through our ownership interests in ETP GP;

•	62.5 million ETP Units, representing approximately 35% of the total outstanding ETP Common Units, which we hold directly; and

•

100% of the incentive distribution rights in ETP, which we likewise hold through our ownership interests in ETP GP and which entitle us to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases.

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its General Partner. Based on ETP’s current quarterly distributions of $0.89375 per unit, the Parent Company would be entitled to receive a quarterly cash distribution of $154.7 million (or $618.8 million on an annualized basis), which consists of $93.9 million from the indirect ownership of the general partner interest in ETP, $4.9 million from the indirect ownership of the incentive distribution rights in ETP and $55.9 million from the Common Units of ETP.

Nine of the 11 current directors of LE GP, LLC, the Parent Company’s general partner, are also directors of the general partner of ETP. In addition, Mr. Warren is also an executive officer of the general partner of ETP.

Under the terms of a shared services agreement, ETE pays ETP an annual administrative fee of $0.5 million for the provision of various general and administrative services for ETE’s benefit.

As a policy matter, our Conflicts Committee generally reviews any proposed related-party transaction that may be material to ETE to determine whether the transaction is fair and reasonable to ETE. The partnership agreement of ETE provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to ETE, approved by all the partners of ETE and not a breach by the General Partner or its Board of Directors of any duties they may owe ETE or the Unitholders.

On December 23, 2009, Dan L. Duncan and Ralph S. Cunningham were appointed as directors of our General Partner. Mr. Duncan is Chairman and a director of EPE Holdings, LLC, the general partner of Enterprise GP; Chairman and a director of Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., or EPD; and Group Co-Chairman of EPCO, Inc. TEPPCO Partners, L.P., or TEPPCO is also an affiliate of EPE. Dr. Cunningham is the President and Chief Executive Officer of EPE Holdings, LLC, the general partner of Enterprise GP. These entities and other affiliates of Enterprise and Enterprise GP are referred to herein collectively as the “Enterprise Entities.” Mr. Duncan directly or indirectly beneficially owns various interests in the Enterprise Entities, including various general partner interests and approximately 77.1% of the common units of Enterprise GP, and approximately 34% of the common units of EPD. On October 26, 2009, TEPPCO became a wholly owned subsidiary of Enterprise. See discussion of our transactions with Enterprise in Note 14 to our consolidated financial statements.

Effective August 17, 2009, we acquired 100% of the membership interests of Energy Transfer Group, L.L.C. (“ETG”), which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP. ETP’s Chief Executive Officer, Kelcy L. Warren has an indirect ownership interest in, and one of ETP’s directors, Ted Collins, Jr., has an ownership interest in ETG. In addition, two of ETP’s directors, Ted Collins, Jr. and John W. McReynolds, served on ETG’s board of directors. ETP’s acquisition of ETG was approved by ETP’s Conflicts Committee.

See discussion of transactions with ETG and ETT in Note 14 to our consolidated financial statements. The terms of each arrangement to provide compression services were negotiated at an arms-length basis by ETP’s management and were reviewed and approved by ETP’s Audit Committee.

Under the terms of a Shared Services Agreement entered into in connection with the Energy Transfer Transactions, ETG and ETT leased office space and obtained related services from ETP prior to the acquisition. Fees paid under this agreement were nominal.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2009	2008

Audit fees (1)	$2,641,000	$3,777,000
Audit related fees (2)	-	70,000
Tax fees	-	-
All other fees	-	-

Total	$2,641,000	$3,847,000

(1)	Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the Securities and Exchange Commission and services related to the audit of our internal controls over financial reporting.

(2)	Includes fees for accounting-related matters that are reasonably related to the performance of our annual audit.

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

The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page 111.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, LLC,
its general partner

Date: February 24, 2010	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds John W. McReynolds	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	February 24, 2010

/s/ Kelcy L. Warren Kelcy L. Warren	Director and Chairman of the Board	February 24, 2010

/s/ David R. Albin David R. Albin	Director	February 24, 2010

/s/ Bill W. Byrne Bill W. Byrne	Director	February 24, 2010

/s/ Ray C. Davis Ray C. Davis	Director	February 24, 2010

/s/ Paul E. Glaske Paul E. Glaske	Director	February 24, 2010

/s/ John D. Harkey John D. Harkey	Director	February 24, 2010

/s/ Marshall S. McCrea, III Marshall S. McCrea, III	Director	February 24, 2010

/s/ K. Rick Turner K. Rick Turner	Director	February 24, 2010

/s/ Dan L. Duncan Dan L. Duncan	Director	February 24, 2010

/s/ Dr. Ralph S. Cunningham Dr. Ralph S. Cunningham	Director	February 24, 2010

INDEX TO EXHIBITS

The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

2.1	1-11727 (8-K/A)(9/26/08)	2.1	Contribution Agreement dated as of September 22, 2008 by and among Energy Transfer Partners, L.P. and OGE Energy Corp.

3.1	333-128097	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	333-128097	3.3	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/7/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	333-04018	3.1	Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.1	1-11727 (8-K) (8/23/00)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.2	1-11727 (10K) (8/31/01)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.3	1-11727 (10-Q) (5/31/02)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.4	1-11727 (10-Q) (5/31/02)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.5	1-11727 (10-Q) (2/29/04)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.6	1-11727 (10-Q) (2/29/04)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.7.7	1-11727 (8-K) (3/16/05)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.7.8	1-11727 (8-K) (2/9/06)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.9	1-11727 (8-K) (5/3/06)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.10	1-11727 (8-K) (11/3/06)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.11	1-11727 (8-K) (1/18/08)	3.1.11	Amended and Restated Amendment No. 11 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.7.12	1-11727 (8-K) (4/24/08)	3.1.12	Amendment No. 12 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

3.8	333-04018	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P. (22)

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) 2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.13	1-11727 (8-K) (3/28/08)	4.2	Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

10.2	333-04018	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (10-Q) (6/30/08)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) (8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21**	1-11727 (8-K) (3/3/2008)	10.1	Energy Transfer Partners, L.P. Midstream Bonus Plan.

10.21.1**	1-11727 (10-K) (8/31/06)	10.45	Energy Transfer Partners, L.P. Summary of Director Compensation.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097	10.24	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097	10.26	Form of Director and Officer Indemnification Agreement.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

10.29	1-32740 (8-K) (2/8/06)	10.2	Credit Agreement dated February 8, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc New York Branch, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.34	1-32740 (10-K) (8/31/06)	10.34	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2006, among Energy Transfer Equity, L.P., as the borrower, Wachovia Bank, National Association as administrative agent, UBS Loan Finance LLC, as syndication agent, BNP Paribas, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and UBS Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)		Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.44**	1-32740 (8-K)(12/26/06)		LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)		Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)		Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)		Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)		Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)		Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

21.1			List of Subsidiaries.

23.1			Consent of Grant Thornton LLP.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1			Financial Statements of LE GP, LLC as of December 31, 2009.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.