Form 10-Q
period 2010-09-30
Energy Transfer Equity, L.P.
filed 2010-11-09
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At November 3, 2010, the registrant had units outstanding as follows:

Energy Transfer Equity, L.P. 222,941,172 Common Units

FORM 10-Q

INDEX TO FINANCIAL STATEMENTS

Energy Transfer Equity, L.P. and Subsidiaries

i

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity” or “the Partnership”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include certain “forward-looking” statements. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect” “continue,” “estimate,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct.

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010.

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement. A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels

Dth	million British thermal units (“dekatherm”)

Mcf	thousand cubic feet

MMBtu	million British thermal units

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,113	$68,315
Marketable securities	2,270	6,055
Accounts receivable, net of allowance for doubtful accounts of $6,957 and $6,338 as of September 30, 2010 and December 31, 2009, respectively	503,743	566,522
Accounts receivable from related companies	62,065	51,894
Inventories	281,509	389,954
Exchanges receivable	18,919	23,136
Price risk management assets	16,268	12,371
Other current assets	128,343	149,712

Total current assets	1,101,230	1,267,959

PROPERTY, PLANT AND EQUIPMENT	12,863,914	10,117,041
ACCUMULATED DEPRECIATION	(1,286,200)	(1,052,566)

	11,577,714	9,064,475

ADVANCES TO AND INVESTMENTS IN AFFILIATES	1,324,428	663,298
LONG-TERM PRICE RISK MANAGEMENT ASSETS	644	—
GOODWILL	1,592,203	775,094
INTANGIBLES AND OTHER ASSETS, net	1,255,128	389,683

Total assets	$16,851,347	$12,160,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$411,935	$359,176
Accounts payable to related companies	13,392	38,515
Exchanges payable	11,504	19,203
Price risk management liabilities	5,865	65,146
Accrued and other current liabilities	550,102	366,781
Current maturities of long-term debt	35,221	40,924

Total current liabilities	1,028,019	889,745

LONG-TERM DEBT, less current maturities	8,800,057	7,750,998
SERIES A CONVERTIBLE PREFERRED UNITS (Note 11)	304,950	—
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	60,470	73,332
OTHER NON-CURRENT LIABILITIES	236,544	226,183

COMMITMENTS AND CONTINGENCIES (Note 15)

PREFERRED UNITS OF SUBSIDIARY (Note 11)	70,896	—

EQUITY:
PARTNERS’ CAPITAL:
General Partner	633	368
Limited Partners:
Common Unitholders (222,941,172 and 222,898,248 units authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	151,535	53,412
Accumulated other comprehensive income (loss)	12,231	(53,628)

Total partners’ capital	164,399	152
Noncontrolling interest	6,186,012	3,220,099

Total equity	6,350,411	3,220,251

Total liabilities and equity	$16,851,347	$12,160,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Natural gas operations	$1,380,029	$943,975	$3,827,506	$3,004,163
Retail propane	183,786	162,224	914,372	829,901
Other	23,992	23,650	80,438	77,449

Total revenues	1,587,807	1,129,849	4,822,316	3,911,513

COSTS AND EXPENSES:
Cost of products sold — natural gas operations	883,716	591,797	2,520,157	1,865,914
Cost of products sold — retail propane	104,533	80,232	519,796	378,524
Cost of products sold — other	6,856	6,119	20,470	18,842
Operating expenses	208,809	158,883	559,302	517,337
Depreciation and amortization	120,315	84,738	304,681	239,626
Selling, general and administrative	61,526	34,579	177,673	146,640

Total costs and expenses	1,385,755	956,348	4,102,079	3,166,883

OPERATING INCOME	202,052	173,501	720,237	744,630

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(209,871)	(120,100)	(460,578)	(341,050)
Equity in earnings of affiliates	22,349	9,581	40,723	11,751
Gains (losses) on disposal of assets	81	(1,088)	(408)	(1,333)
Gains (losses) on non-hedged interest rate derivatives	(31,966)	(35,589)	(68,858)	24,373
Allowance for equity funds used during construction	12,432	30	18,039	18,618
Impairment of investment in affiliate	—	—	(52,620)	—
Other, net	1,866	4,235	(6,812)	4,559

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	(3,057)	30,570	189,723	461,548
Income tax expense (benefit)	2,093	(3,697)	11,357	5,773

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,150)	34,267	178,366	455,775
Income from discontinued operations	324	—	410	—

NET INCOME (LOSS)	(4,826)	34,267	178,776	455,775

Less: Net income (loss) attributable to noncontrolling interest	10,511	(12,704)	62,069	152,893

NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	(15,337)	46,971	116,707	302,882

GENERAL PARTNER’S INTEREST IN NET INCOME (LOSS)	(48)	147	361	938

LIMITED PARTNERS’ INTEREST IN NET INCOME (LOSS)	$(15,289)	$46,824	$116,346	$301,944

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT	$(0.07)	$0.21	$0.52	$1.35

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,941,172	222,898,248	222,941,151	222,898,188

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT	$(0.07)	$0.21	$0.52	$1.35

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,941,172	222,898,248	222,941,151	222,898,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(4,826)	$34,267	$178,776	$455,775

Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	64,644	8,162	67,199	10,320
Change in value of derivative instruments accounted for as cash flow hedges	25,791	(27,663)	30,291	(27,049)
Change in value of available-for-sale securities	(732)	3,049	(3,785)	6,757

	89,703	(16,452)	93,705	(9,972)

Comprehensive income	84,877	17,815	272,481	445,803
Less: Comprehensive income (loss) attributable to noncontrolling interest	32,197	(19,635)	89,915	142,353

Comprehensive income attributable to partners	$52,680	$37,450	$182,566	$303,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in thousands)

(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2009	$368	$53,412	$(53,628)	$3,220,099	$3,220,251
Regency Transactions (See Notes 1 and 3)	648	209,065	—	1,895,268	2,104,981
Distributions to ETE partners	(1,121)	(361,165)	—	—	(362,286)
Subsidiary distributions	—	—	—	(390,805)	(390,805)
Subsidiary units issued for cash	415	133,587	—	1,352,861	1,486,863
Tax effect of remedial income allocation from tax amortization of goodwill	—	—	—	(2,552)	(2,552)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	—	685	—	21,750	22,435
Non-cash executive compensation	—	19	—	919	938
Other comprehensive income, net of tax	—	—	65,859	27,846	93,705
Other	(38)	(414)	—	(1,443)	(1,895)
Net income	361	116,346	—	62,069	178,776

Balance, September 30, 2010	$633	$151,535	$12,231	$6,186,012	$6,350,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$927,683	$721,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(323,705)	(6,244)
Capital expenditures (excluding allowance for equity funds used during construction)	(1,125,104)	(703,461)
Contributions in aid of construction costs	12,048	5,251
Advances to affiliates, net of repayments	(44,968)	(534,500)
Proceeds from the sale of assets	84,044	13,235

Net cash used in investing activities	(1,397,685)	(1,225,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,927,042	2,337,441
Principal payments on debt	(3,133,678)	(1,816,884)
Subsidiary equity offering, net of issue costs	1,486,863	578,924
Distributions to partners	(362,286)	(351,037)
Debt issuance costs	(35,612)	(7,639)
Distributions to noncontrolling interests	(390,805)	(278,338)
Other	(1,724)	—

Net cash provided by financing activities	489,800	462,467

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,798	(41,831)
CASH AND CASH EQUIVALENTS, beginning of period	68,315	92,023

CASH AND CASH EQUIVALENTS, end of period	$88,113	$50,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts, except per unit data, are in thousands)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

Energy Transfer Equity, L.P. (together with its subsidiaries, the “Partnership”, “we”, or “ETE”) is a publicly traded Delaware limited partnership that directly and indirectly owns equity interests in Energy Transfer Partners, L.P. (“ETP”) and Regency Energy Partners LP (“Regency”), both publicly traded master limited partnerships engaged in strategic diversified energy-related services.

At September 30, 2010, our equity interests consisted of:

	General Partner Interest	Incentive Distribution Rights (“IDRs”)	Common Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

We acquired our equity interests in Regency in a series of transactions, which we refer to as the Regency Transactions, that were completed on May 26, 2010. In the Regency Transactions, we:

•

acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Series A Convertible Preferred Units (the “Preferred Units”) having an aggregate liquidation preference of $300.0 million,

•

acquired from ETP an indirect 49.9% interest in Midcontinent Express Pipeline LLC (“MEP”) (see Note 8), and an option to acquire an additional 0.1% interest in MEP, in exchange for the redemption by ETP of approximately 12.3 million ETP Common Units we previously owned, and

•	acquired 26.3 million Regency Common Units in exchange for our contribution of all of our interests in MEP, including the option to acquire an additional 0.1% interest, to Regency.

For additional information regarding the Regency Transactions, see Note 3.

The unaudited condensed consolidated financial statements of ETE presented herein for the three and nine month periods ended September 30, 2010 and 2009 include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Regency (see description of their respective operations below under “Business Operations”);

•	ETP’s and Regency’s wholly-owned subsidiaries; and

•	our wholly-owned subsidiaries that own the general partner and IDR interest in ETP and Regency.

The unaudited condensed consolidated financial statements include the results of Regency from May 26, 2010, the date ETE obtained control of Regency, through September 30, 2010.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Energy Transfer Partners GP, L.P. (“ETP GP”), the General Partner of ETP, ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), Regency, Regency GP LP (“Regency GP”), the General Partner of Regency, and Regency GP’s General Partner, Regency GP LLC (“Regency LLC”). References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.

Business Operations

The Parent Company’s principal sources of cash flow are its direct and indirect investments in the limited partner and general partner interests in ETP and Regency. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners and holders of the Preferred Units. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to fully understand the financial condition of the Parent Company on a stand-alone basis, see Note 20 for stand-alone financial information apart from that of the consolidated partnership information included herein.

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

•

Regency is a publicly-traded Delaware limited partnership, formed in 2005, engaged in the gathering, treating, processing, compressing and transporting of natural gas and NGLs. Regency provides these services through systems located in Louisiana, Texas, Arkansas, Pennsylvania and the mid-continent region of the United States, which includes Kansas, Colorado, and Oklahoma. Regency’s midstream assets are primarily located in well-established areas of natural gas production that have been characterized by long-lived, predictable reserves.

Preparation of Interim Financial Statements

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto of the Partnership, as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting. Management has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of September 30, 2010, and the Partnership’s results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 24, 2010.

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

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and intrastate transportation and storage operations are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the estimated operating results represent the actual results in all material respects.

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

Significant Accounting Policies

As a result of the Regency Transactions on May 26, 2010, the following significant accounting policies changed as compared to the significant accounting policies described in our Form 10-K for the year ended December 31, 2009.

Revenue Recognition

In addition to the policy in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, Regency provides customers with turn-key natural gas compression services to maximize their natural gas and crude oil production, throughput and cash flow. Regency is responsible for the installation and ongoing operation, service, and repair of its compression units, which are modified as necessary to adapt to customers’ changing operating conditions. Revenues for compression services are recognized when the service is performed.

Preferred Equity

As discussed in Note 11, we issued Preferred Units in May 2010. Based on the rights associated with those securities, the Preferred Units are reflected as non-current liabilities on our condensed consolidated balance sheet, and distributions on these units are reflected in consolidated interest expense.

Regency also has outstanding convertible preferred units (the “Regency Preferred Units”), as discussed in Note 11, which were issued prior to the Regency Transactions. Based on the rights associated with those securities, the Regency Preferred Units are reflected as temporary equity on our condensed consolidated balance sheet, and distributions on these units are recorded as a reduction of the noncontrolling interest related to Regency.

3.	ACQUISITIONS AND DISPOSITIONS:

Regency Transactions

On May 26, 2010, we completed the Regency Transactions as discussed in Note 1. As of September 30, 2010, we owned approximately 19% of Regency’s outstanding common units, and distributions that we receive from Regency provide us with diversified cash flows and enhance our ability to increase distributions over time by pursuing new growth opportunities.

We accounted for the Regency Transactions using the purchase method of accounting. The purchase price was $305.0 million, which was the fair value of the 3,000,000 Preferred Units exchanged in connection with the Regency Transactions.

The following summarizes the assets acquired and liabilities assumed in the Regency Transactions, as well as the fair value of the noncontrolling interest in Regency:

Total current assets	$189,502
Property, plant and equipment (1)	1,548,384
Advances to and investments in affiliates	739,164
Goodwill	789,789
Intangible assets	666,360
Other assets	37,693

3,970,892

Total current liabilities	192,788
Long-term debt	1,239,863
Other long-term liabilities (2)	57,517
Regency convertible preferred units	70,793
Noncontrolling interest	2,104,981

3,665,942

Total consideration	304,950
Cash received	23,995

Total consideration, net of cash received	$280,955

(1)	Property, plant and equipment consists of the following:

Gathering and transmission systems (5 to 20 years), including capital leases of $3.0 million	$471,169
Compression equipment (10 to 30 years)	745,838
Gas plants and buildings (15 to 35 years)	116,967
Other property, plant and equipment (3 to 10 years)	100,264
Construction work-in-process	114,146

Property, plant and equipment	$1,548,384

(2)	Liabilities assumed include capital leases of $3.1 million.

See disclosure of the amount of Regency’s revenues and earnings included in the condensed consolidated statement of operations from the close of the acquisition through September 30, 2010 in Note 19.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 are presented as if the Regency Transactions had been completed on January 1, 2009. Actual results for the three months ended September 30, 2010 include Regency for the entire period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$1,587,807	$1,357,001	$5,325,977	$4,634,638
Net income (loss)	(4,826)	13,132	219,180	567,834
Net income (loss) attributable to partners	(15,337)	30,803	167,079	299,727
Basic net income (loss) per Limited Partner unit	(0.07)	0.14	0.75	1.34
Diluted net income (loss) per Limited Partner unit	(0.07)	0.14	0.75	1.34

The pro forma consolidated results of operations include adjustments to:

•	include the results of Regency for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the purchase method of accounting;

•	adjust for one-time expenses related to the Regency Transactions; and

•	adjust for the relative change in ownership of ETP as a result of the transfer of MEP.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Other Acquisitions

In March 2010, ETP purchased a natural gas gathering company, which provides dehydration, treating, redelivery and compression services on a 120-mile pipeline system in the Haynesville Shale for approximately $150.0 million in cash, excluding certain adjustments as defined in the purchase agreement. In connection with this transaction, ETP recorded customer contracts of $68.2 million and goodwill of $27.3 million. See further discussion at Note 6.

In September 2010, Regency completed its acquisition of Zephyr Gas Services, LLC, a Texas based field services company for approximately $193.3 million in cash. In connection with this transaction, Regency recorded intangible assets of $110.8 million and no goodwill.

Dispositions

In July 2010, Regency sold its East Texas gathering and processing assets to an affiliate of Tristream Energy LLC for approximately $70 million in cash. The net income from these assets is classified as discontinued operations in the condensed consolidated statements of operations from the date of the Regency Transactions to the date of the sale.

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

Net cash provided by operating activities is comprised of the following:

	Nine Months Ended September 30,
	2010	2009
Net income	$178,776	$455,775

Reconciliation of net income to net cash provided by operating activities:
Impairment of investment in affiliate	52,620	—
Payments for termination of Parent Company interest rate derivatives (see Note 16)	(168,550)	—
Proceeds from termination of ETP interest rate derivatives (see Note 16)	26,495	—
Depreciation and amortization	304,681	239,626
Amortization of finance costs charged to interest	13,299	11,623
Non-cash unit-based compensation expense	22,547	21,356
Non-cash executive compensation expense	938	938
Losses on disposal of assets	408	1,333
Allowance for equity funds used during construction	(18,039)	(18,618)
Distributions in excess of (less than) equity in earnings of affiliates, net	71,026	(5,696)
Other non-cash	12,678	4,884

Changes in operating assets and liabilities, net of effects of acquisitions	430,804	10,200

Net cash provided by operating activities	$927,683	$721,421

Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2010	2009
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$83,834	$64,530

Gain from subsidiary issuances of common units to noncontrolling interests (recorded in partners’ capital)	$343,714	$46,078

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$1,240,481	$17,113

5.	INVENTORIES:

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Natural gas and NGLs, excluding propane	$96,498	$157,103
Propane	57,018	66,686
Appliances, parts and fittings and other	127,993	166,165

Total inventories	$281,509	$389,954

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory and designate certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of the designated hedged inventory have been recorded in inventory on our condensed consolidated balance sheets and in cost of products sold in our condensed consolidated statements of operations.

6.	GOODWILL, INTANGIBLES AND OTHER ASSETS:

A net increase in goodwill of $817.1 million was recorded during the nine months ended September 30, 2010, primarily due to $789.8 million from the Regency Transactions. This additional goodwill is not expected to be deductible for tax purposes. In addition, ETP recorded $27.3 million from the acquisition of a natural gas gathering company, which is expected to be deductible for tax purposes. See further discussion of acquisitions in Note 3.

We recorded the following intangible assets in conjunction with the Regency Transactions:

Amortizable intangible assets:
Customer relationships, contracts and agreements (30 years)	$600,860
Trade names (20 years)	65,500

Total intangible and other assets acquired	$666,360

In connection with the acquisition a natural gas gathering company, ETP also recorded customer contracts of $68.2 million with useful lives of 46 years. In connection with the Zephyr acquisition, Regency recorded intangibles related to customer relationships of $110.8 million with useful lives of 20 years.

Components and useful lives of intangibles and other assets were as follows:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$956,456	$(77,762)	$176,858	$(58,761)
Trade names (20 years)	65,500	(1,092)	—	—
Noncompete agreements (3 to 15 years)	21,592	(11,965)	24,139	(12,415)
Patents (9 years)	750	(97)	750	(35)
Other (10 to 15 years)	1,320	(464)	478	(397)

Total amortizable intangible assets	1,045,618	(91,380)	202,225	(71,608)
Non-amortizable intangible assets — Trademarks	76,086	—	75,825	—

Total intangible assets	1,121,704	(91,380)	278,050	(71,608)
Other assets:
Financing costs (3 to 30 years)	133,319	(38,516)	84,099	(34,702)
Regulatory assets	107,233	(13,476)	101,879	(9,501)
Other	36,554	(310)	41,466	—

Total intangibles and other assets	$1,398,810	$(143,682)	$505,494	$(115,811)

Aggregate amortization expense of intangibles and other assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reported in depreciation and amortization	$10,770	$6,243	$23,826	$15,935

Reported in interest expense	$6,980	$2,877	$13,625	$8,306

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2011	$58,929
2012	55,344
2013	49,913
2014	48,903
2015	46,448

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review goodwill and non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31 for reporting units within ETP’s intrastate transportation and storage, midstream and retail propane operations and as of December 31 for all others, including all of Regency’s reporting units. We have not completed our annual impairment tests for 2010 and have not recorded any impairments related to amortizable intangible assets during the nine months ended September 30, 2010.

7.	FAIR VALUE MEASUREMENTS:

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value. Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at September 30, 2010 was $9.86 billion and $8.84 billion, respectively. At December 31, 2009, the aggregate fair value and carrying amount of long-term debt was $8.25 billion and $7.79 billion, respectively.

We have marketable securities, commodity derivatives, interest rate derivatives and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our condensed consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. The fair value of the Preferred Units was determined by a Monte Carlo simulation and is also considered Level 3.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2010 Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$2,270	$2,270	$—	$—
Interest rate derivatives	201	—	201	—
Commodity derivatives:
Natural Gas:
Fixed Swaps/Futures	41,656	36,992	4,664	—
Options — Puts	29,025	—	29,025	—
NGLs — Forward Swaps	9,542	—	9,542	—
WTI Crude Oil	2,505	—	2,505	—

Total commodity derivatives	82,728	36,992	45,736	—

Total Assets	$85,199	$39,262	$45,937	$—

Liabilities:
Interest rate derivatives	$(16,307)	$—	$(16,307)	$—
Series A Convertible Preferred Units	(304,950)	—	—	(304,950)
Regency Preferred Units	(44,918)	—	—	(44,918)
Commodity derivatives:
Natural Gas:
Basic Swaps IFERC/NYMEX	(1,153)	(1,153)	—	—
Swing Swaps IFERC	(937)	(912)	(25)	—
Options — Calls	(1,576)	—	(1,576)	—
WTI Crude Oil	(877)	—	(877)	—
NGLs — Forward Swaps	(4,206)	—	(4,206)	—

Total commodity derivatives	(8,749)	(2,065)	(6,684)	—

Total Liabilities	$(374,924)	$(2,065)	$(22,991)	$(349,868)

	Fair Value Measurements at December 31, 2009 Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)
Assets:
Marketable securities	$6,055	$6,055	$—
Commodity derivatives	32,479	20,090	12,389

Liabilities:
Commodity derivatives	(8,016)	(7,574)	(442)
Interest rate derivatives	(138,036)	—	(138,036)

	$(107,518)	$18,571	$(126,089)

The following table presents a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Balance, December 31, 2009	$—
Issuance of Series A Convertible Preferred Units	304,950
Subsidiary preferred units (recorded in connection with the Regency Transactions)	48,633
Net unrealized losses included in other income (expense)	(3,715)

Balance, September 30, 2010	$349,868

Prior to the Regency Transactions, ETP adjusted the investment in MEP to fair value based on the present value of expected future cash flows (Level 3), resulting in a nonrecurring fair value adjustment of $52.6 million. See Note 8.

8.	INVESTMENTS IN AFFILIATES:

Midcontinent Express Pipeline LLC

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

On January 9, 2009, MEP filed an amended application to revise its initial transportation rates to reflect an increase in projected costs for the project; the amended application was approved by the Federal Energy Regulatory Commission (“FERC”) on March 25, 2009. In May 2010, MEP, the entity formed to construct, own and operate this pipeline, placed into service certain expansion facilities to increase the total capacity for the main segment of the pipeline from Bennington to an interconnect location with Columbia Gas Transmission, LLC near Waverly, Louisiana from 1.4 Bcf/d to 1.5 Bcf/d. In June 2010, MEP placed additional expansion facilities into service, further increasing the capacity for the main segment of the pipeline from Bennington to the interconnect with the Columbia Gas Transmission pipeline from 1.5 Bcf/d to 1.8 Bcf/d, and increasing the total capacity of the main segment of the pipeline from the interconnect with Columbia Gas Transmission’s pipeline to the Transco interstate natural gas pipeline near Butler, Alabama, from 1.0 Bcf/d to 1.2 Bcf/d.

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

In conjunction with this transfer, ETP recorded a non-cash charge of approximately $52.6 million during the nine months ended September 30, 2010 to reduce the carrying value of its interest in MEP to its estimated fair value.

The following table presents aggregated selected income statement data for ETP and Regency’s unconsolidated affiliate, MEP (on a 100% basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$56,997	$38,157	$162,088	$48,463
Operating income	29,100	18,271	76,278	21,047
Net income	16,351	14,077	42,063	15,475

As stated above, the Midcontinent Express pipeline was placed into service during 2009.

RIGS Haynesville Partnership Co.

Regency owns a 49.99% interest in the RIGS Haynesville Partnership Co. joint venture (“HPC”), which, through its ownership of the Regency Intrastate Gas System (“RIGS”), delivers natural gas from northwest Louisiana to markets as well as downstream pipelines in northeast Louisiana through a 450-mile intrastate pipeline system.

The following table presents selected income statement data for HPC (on a 100% basis):

	Three Months Ended September 30,		Nine Months Ended September 30,	From Inception (March 18, 2009) to September 30,
	2010	2009	2010	2009
Revenue	$49,409	$14,188	$128,973	$30,095
Operating income	30,507	8,486	74,923	12,935
Net income	30,366	9,018	74,640	14,079

Fayetteville Express Pipeline LLC

ETP is party to an agreement with KMP for a 50/50 joint development of the Fayetteville Express pipeline, an approximately 185-mile natural gas pipeline that will originate in Conway County, Arkansas, continue eastward through White County, Arkansas and terminate at an interconnect with Trunkline Gas Company in Panola County, Mississippi. In December 2009, Fayetteville Express Pipeline LLC (“FEP”), the entity formed to construct, own and operate this pipeline, received FERC approval of its application for authority to construct and operate this pipeline. In July 2010, FERC granted a rehearing of the December 2009 order and allowed FEP to include in its initial rate proposed allowance for funds used during construction that accrued prior to filing its application. The pipeline began interim service in October 2010 and is expected to be fully operational in December 2010. Upon completion of all facilities, the pipeline is expected to have an initial capacity of 2.0 Bcf/d. As of September 30, 2010, FEP has secured binding commitments for a minimum of 10 years for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc. Kinder Morgan, Inc. owns the general partner of KMP.

9.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT:

A reconciliation of net income (loss) and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Net Income (Loss) per Limited Partner Unit:

Limited Partners’ interest in net income (loss)	$(15,289)	$46,824	$116,346	$301,944

Weighted average Limited Partner units	222,941,172	222,898,248	222,941,151	222,898,188

Basic net income (loss) per Limited Partner unit	$(0.07)	$0.21	$0.52	$1.35

Diluted Net Income (Loss) per Limited Partner Unit:
Limited Partners’ interest in net income (loss)	$(15,289)	$46,824	$116,346	$301,944
Dilutive effect of equity-based compensation of subsidiaries	—	—	(158)	(428)

Diluted net income (loss) available to Limited Partners	$(15,289)	$46,824	$116,188	$301,516

Weighted average Limited Partner units	222,941,172	222,898,248	222,941,151	222,898,188

Diluted net income (loss) per Limited Partner unit	$(0.07)	$0.21	$0.52	$1.35

Discontinued operations per unit has been omitted as the impact rounds to $0.00 for all periods presented.

10.	DEBT OBLIGATIONS:

Our debt obligations consisted of the following:

	September 30, 2010	December 31, 2009
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$—
ETE senior secured revolving credit facilities	—	123,951
ETE Senior Secured Term Loan	—	1,450,000
Subsidiary Indebtedness:
ETP Senior Notes	5,050,000	5,050,000
Regency Senior Notes	607,500	—
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	105,127	140,512
ETP Revolving Credit Facility	—	150,000
Regency Revolving Credit Facility	375,000	—
HOLP Revolving Credit Facility	—	10,000
Other long-term debt	8,434	10,288
Unamortized premiums (discounts)	554	(12,829)
Fair value adjustments related to interest rate swaps	18,663	—

	8,835,278	7,791,922
Current maturities	(35,221)	(40,924)

	$8,800,057	$7,750,998

Future maturities of long-term debt for each of the next five years and thereafter are as follows:
Years Ending December 31:
2010 (remainder)	$3,094
2011	34,696
2012	423,006
2013	730,165
2014	818,656
Thereafter	6,806,444

Total (1)	$8,816,061

(1)	Excludes $19.2 million in unamortized premiums, discounts and fair value adjustments related to interest rate swaps.

Senior Notes

In addition to the ETP Senior Notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we and our subsidiaries have the following notes outstanding.

ETE Senior Notes

In September 2010, the Parent Company completed a public offering of $1.8 billion aggregate principal amount of 7.5% Senior Notes due October 15, 2020. We used net proceeds of approximately $1.77 billion to repay all of the outstanding indebtedness under our then existing revolving credit facility and term loan facility, to fund the cost to terminate the interest rate swap agreements related to those borrowings, and for general partnership purposes. We may redeem some or all of the notes at any time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually.

Regency Senior Notes

Senior Notes due 2018. Subsequent to September 30, 2010, Regency completed a public offering of $600.0 million aggregate principal amount of its 6.875% Senior Notes due 2018. The sale of the notes closed on October 27, 2010 and Regency will use the net proceeds to fund the tender offer discussed below and to reduce outstanding borrowings under its revolving credit facility.

Senior Notes due 2016. Regency has $250.0 million of senior notes that mature on June 1, 2016. The senior notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1. The carrying value of the senior notes as of September 30, 2010 was $256.3 million, including an unamortized premium related to the Regency Transactions of $6.3 million.

At any time before June 1, 2012, up to 35% of the senior notes can be redeemed with the proceeds of an equity offering at a price of 109.375% plus accrued interest. Beginning June 1, 2013, Regency may redeem all or part of these notes for the principal amount plus a declining premium until June 1, 2015, and thereafter at par, plus accrued and unpaid interest. At any time prior to June 1, 2013, Regency may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined in the indenture governing the senior notes) as of such redemption date plus 0.50% over the principal amount of the note.

Senior Notes due 2013. Regency has $357.5 million senior notes that mature on December 15, 2013. The senior notes bear interest at 8.375% and interest is payable semi-annually in arrears on each June 15 and December 15. The carrying value of the senior notes as of September 30, 2010 was $364.0 million, including an unamortized premium related to the Regency Transactions of $6.5 million.

On October 13, 2010, Regency announced that it commenced a cash tender offer and consent solicitation for its outstanding 8.375% senior notes due 2013 (the “Tender Offer”). On October 27, 2010, Regency accepted for purchase approximately $271.1 million of its senior notes due 2013 pursuant to the Tender Offer. The Tender Offer will expire 8:00 a.m., New York City time, on November 10, 2010. Regency currently anticipates that it will call for redemption any senior notes due 2013 not purchased in the Tender Offer and will satisfy and discharge the indenture relating to the senior notes due 2013 in compliance with the terms of the notes, the indenture and applicable law; provided, however, that it may elect not to redeem such notes or satisfy and discharge the related indenture.

Upon a change of control, each of Regency’s senior notes may, at such Unitholder’s option, require Regency to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. Subsequent to the Regency Transactions, no noteholder has exercised this option.

Revolving Credit Facilities

ETE Senior Secured Revolving Credit Facilities

Concurrent with the closing of its senior notes offering in September 2010, the Parent Company terminated its $500 million senior secured revolving credit facility and entered into a $200 million five-year senior secured revolving credit facility (the “Parent Company Credit Agreement”) available through September 20, 2015. As of September 30, 2010, there were no outstanding borrowings under the Parent Company Credit Agreement.

Under the Parent Company Credit Agreement, the obligations of ETE are secured by all tangible and intangible assets of ETE and certain of its subsidiaries, including (i) its ownership of 50,226,967 ETP Common Units; (ii) ETE’s 100% equity interest in ETP LLC and ETP GP, through which ETE holds the incentive distribution rights in ETP; (iii) the 26,266,791 common units of Regency; (iv) ETE’s 100% membership interest in ETE GP Acquirer LLC (“ETE Acquirer”); and (v) ETE Acquirer’s 100% equity interest in the Regency GP and Regency LLC.

Borrowings bear interest, at ETE’s option, at either the Eurodollar rate plus an applicable margin or the alternative base rate. The alternative base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate, a federal funds effective rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%. The applicable margins are based upon ETE’s leverage ratio and range from 2.75% to 3.75% for Eurodollar loans and from 1.75% to 2.75% for base rate loans. The commitment fee payable on the unused portion of the Parent Company Credit Agreement is based on ETE’s leverage ratio and ranges from 0.50% to 0.75%.

In connection with the Parent Company Credit Agreement, ETE and certain of its subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with Credit Suisse AG, Cayman Islands Branch, as collateral agent (the “Collateral Agent”). The Security Agreement secures all of ETE’s obligations under the Parent Company Credit Agreement and grants to the Collateral Agent a continuing first priority lien on, and security interest in, all of ETE’s and the other grantors’ tangible and intangible assets.

ETP Credit Facility

ETP maintains a revolving credit facility (the “ETP Credit Facility”) that provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity). The ETP Credit Facility matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest, at ETP’s option, at a Eurodollar rate plus an applicable margin or a base rate. The base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate or a federal funds effective rate plus 0.50%. The applicable margin for Eurodollar loans ranges from 0.30% to 0.70% based upon ETP’s credit rating and is currently 0.55% (0.60% if facility usage exceeds 50%). The commitment fee payable on the unused portion of the ETP Credit Facility varies based on ETP’s credit rating with a maximum fee of 0.125%. The fee is 0.11% based on ETP’s current rating.

As of September 30, 2010, there were no outstanding borrowings under the ETP Credit Facility. Taking into account letters of credit of approximately $22.4 million, the amount available for future borrowings was $1.98 billion.

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

The alternate base rate used to calculate interest on base rate loans will be calculated using the greater of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.50%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans, and a commitment fee will range from 0.375% to 0.500% based upon the consolidated leverage ratio of Regency. RGS must also pay a participation fee for each revolving lender participating in letters of credit based upon the applicable margin, which is currently 2.9% of the average daily amount of such lender’s letter of credit exposure, and a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure.

As of September 30, 2010, there was a balance outstanding in the Regency Credit Facility of $375.0 million in revolving credit loans and approximately $16.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2010, which is reduced by any letters of credit, was approximately $509.0 million. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 3.2%.

HOLP Credit Facility

Heritage Operating, L.P. (“HOLP”), a subsidiary of ETP, has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available to HOLP through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or Prime Rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility. At September 30, 2010, the HOLP Credit Facility had no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of September 30, 2010 was $74.5 million.

Covenants Related to Our Credit Agreements

ETP has debt covenants disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, Regency has its own credit agreements and a brief description of the primary covenants in its credit agreements and our updated debt covenants is set forth below. We, ETP and Regency were in compliance with all requirements, tests, limitations, and covenants related to our respective debt agreements at September 30, 2010.

Covenants Related to ETE Senior Secured Credit Facility

The Parent Company Credit Agreement contains customary representations, warranties and covenants, including financial covenants regarding a maximum leverage ratio, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio and a minimum loan to value ratio. In addition, the Parent Company Credit Agreement contains customary events of default, including, but not limited to, (i) default for failure to pay the principal on any Loan or any reimbursement obligation with respect to any letter of credit when due and payable, (ii) failure to duly observe, perform or comply with certain specified covenants, (iii) a representation or warranty made in connection with any loan document proves to have been false or incorrect in any material respect on any date on or as of which made, and (iv) the occurrence of a change of control.

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

ETE Preferred Units

In connection with the Regency Transactions as discussed in Note 1, ETE issued 3,000,000 Preferred Units to an affiliate of GE Energy Financial Services, Inc. (“GE EFS”) having an aggregate liquidation preference of $300.0 million and were reflected as a long-term liability in our condensed consolidated balance sheet as of September 30, 2010. The Preferred Units were issued in a private placement at a stated price of $100 per unit and are entitled to a preferential quarterly cash distribution of $2.00 per Preferred Unit. The Preferred Units will automatically convert on the fourth anniversary of the date of issuance into an amount of ETE Common Units equal in value to the issue price plus any accrued but unpaid distributions plus a specified premium equal to the lesser of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance of the Preferred Units. ETE may choose, at its sole option, to pay 50% of the conversion consideration based on the issue price plus any accrued but unpaid distributions in cash. ETE may elect to redeem all, but not less than all, of the Preferred Units beginning on the third anniversary of the date of issuance for ETE Common Units or cash equal to the issue price plus a premium paid out in common units, equal to the greater of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance. GE EFS also has certain rights to force ETE to redeem or convert the outstanding Preferred Units for specified consideration upon the occurrence of certain extraordinary events involving ETE or ETP. Holders of the Preferred Units have no voting rights, except that approval of a majority of the Preferred Units is needed to approve any amendment to ETE’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) that would result in (i) any increase in the size of the class of Preferred Units, (ii) any alteration or change to the rights, preferences, privileges, duties, or obligations of the Preferred Units or (iii) any other matter that would adversely affect the rights or preferences of the Preferred Units, including in relation to other classes of ETE partnership interests.

Regency Preferred Units

Regency has 4,371,586 Regency Preferred Units outstanding. As of September 30, 2010, the Regency Preferred Units were convertible into 4,584,192 Regency Common Units, and if outstanding, are mandatorily redeemable on September 2, 2029 for $80 million plus all accrued but unpaid distributions thereon. Holders of the Regency Preferred Units receive fixed Regency quarterly cash distributions of $0.445 per unit. Holders can elect to convert Regency Preferred Units to Regency Common Units at any time in accordance with Regency’s partnership agreement.

Upon a change in control, each unitholder may, at such holder’s option, require Regency to purchase the Regency Preferred Units for an amount equal to 101% of the total of the face value of the Regency Preferred Units plus all accrued but unpaid distributions thereon. Subsequent to the Regency Transactions, no unitholder has exercised this option.

The following table provides a reconciliation of the beginning and ending balances of the Regency Preferred Units:

	Regency Preferred Units	Amount (1)
Balance at acquisition date	4,371,586	$70,793
Accretion to redemption value	—	103

Ending balance as of September 30, 2010	4,371,586	$70,896

(1)	This amount will be accreted to $80 million plus any accrued and unpaid distributions at September 2, 2029.

12.	PARTNERS’ CAPITAL:

Common Units Issued

The change in ETE Common Units during the nine months ended September 30, 2010 was as follows:

Number of Units
Balance, December 31, 2009	222,898,248
Issuance of restricted common units under long-term incentive plans	42,924

Balance, September 30, 2010	222,941,172

Sale of Common Units by Subsidiaries

The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from issuance of units by ETP or Regency (excluding unit issuances to the Parent Company) as a capital transaction. If ETP or Regency issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether its investment has been impaired, in which case a provision would be reflected in the statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP or Regency Common Units during the nine months ended September 30, 2010.

As a result of ETP’s and Regency’s issuances and redemption of Common Units, we have recognized increases in partners’ capital of $343.7 million for the nine months ended September 30, 2010.

Sale of Common Units by ETP

In January 2010, ETP issued 9,775,000 ETP Common Units through a public offering for net proceeds of $423.6 million. In August 2010, ETP issued 10,925,000 Common Units through a public offering for net proceeds of $489.4 million. The proceeds from these offerings were used primarily to repay borrowings under the ETP Credit Facility and to fund capital expenditures related to pipeline projects.

On August 26, 2009, ETP entered into an Equity Distribution Agreement with UBS Securities LLC (“UBS”). Pursuant to this agreement, ETP may offer and sell from time to time through UBS, as their sales agent, ETP Common Units having an aggregate value of up to $300.0 million. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between ETP and UBS. Under the terms of this agreement, ETP may also sell ETP Common Units to UBS as principal for its own account at a price agreed upon at the time of sale. Any sale of ETP Common Units to UBS as principal would be pursuant to the terms of a separate agreement between ETP and UBS. During the nine months ended September 30, 2010, ETP issued 3,842,283 ETP Common Units pursuant to this agreement. The proceeds of approximately $174.1 million, net of commissions, were used for general partnership purposes. Approximately $40.6 million of ETP’s Common Units remain available to be issued under the agreement based on trades initiated through September 30, 2010.

On May 26, 2010, in conjunction with the Regency Transactions, the Parent Company acquired from ETP a 49.9% interest in MEP, in exchange for ETP’s redemption of 12,273,830 ETP Common Units that were previously held by the Parent Company (see Note 8).

Sale of Common Units by Regency

In August 2010, Regency issued 17,537,500 Regency Common Units through a public offering. The proceeds of $400.2 million from the offering were used primarily to repay borrowings under the Regency Credit Facility.

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

Distributions paid by the Parent Company are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
December 31, 2009	February 8, 2010	February 19, 2010	$0.54
March 31, 2010	May 7, 2010	May 19, 2010	0.54
June 30, 2010	August 9, 2010	August 19, 2010	0.54

On October 28, 2010, the Parent Company announced the declaration of a cash distribution for the three months ended September 30, 2010 of $0.54 per Common Unit, or $2.16 annualized. This distribution will be paid on November 19, 2010 to Unitholders of record at the close of business on November 8, 2010.

The total amounts of distributions declared during the nine months ended September 30, 2010 and 2009 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners	$361,164	$355,523
General Partner	1,122	1,104

Total distributions declared	$362,286	$356,627

ETP’s Quarterly Distributions of Available Cash

ETP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

Distributions paid by ETP are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
December 31, 2009	February 8, 2010	February 15, 2010	$0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375

On October 28, 2010, ETP declared a cash distribution for the three months ended September 30, 2010 of $0.89375 per Common Unit, or $3.575 annualized. This distribution will be paid on November 15, 2010 to Unitholders of record at the close of business on November 8, 2010.

The total amounts of ETP distributions declared during the nine months ended September 30, 2010 and 2009 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners:
Common Units	$503,582	$460,132
Class E Units	9,363	9,363
General Partner Interest	14,634	14,626
Incentive Distribution Rights	279,823	256,530

Total distributions declared by ETP	$807,402	$740,651

Regency’s Quarterly Distributions of Available Cash

Regency is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

Distributions paid by Regency are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
June 30, 2010	August 6, 2010	August 13, 2010	$0.445

On October 26, 2010, Regency declared a cash distribution for the three months ended September 30, 2010 of $0.445 per Common Unit, or $1.78 annualized. This distribution will be paid on November 12, 2010 to Unitholders of record at the close of business on November 5, 2010.

The total amounts of Regency distributions declared since the date of acquisition were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners	$114,270	$—
General Partner Interest	2,372	—
Incentive Distribution Rights	1,965	—

Total distributions declared by Regency	$118,607	$—

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	September 30, 2010	December 31, 2009
Net gains on commodity related hedges	$43,270	$1,991
Net losses on interest rate hedges	—	(56,210)
Unrealized gains on available-for-sale securities	1,157	4,941
Noncontrolling interest	(32,196)	(4,350)

Total AOCI, net of tax	$12,231	$(53,628)

13.	UNIT-BASED COMPENSATION PLANS:

No significant activity has occurred with respect to the ETE Long-Term Incentive Plan or ETP’s unit-based compensation plans during the nine months ended September 30, 2010.

Regency has the following awards outstanding as of September 30, 2010:

•	286,850 Regency common unit options, all of which are exercisable, with a weighted average exercise price of $21.55 per unit option;

•	No Regency restricted (non-vested) common units; and

•	200,267 Regency phantom units, with a weighted average grant date fair value of $15.43 per phantom unit.

In conjunction with the Regency Transactions, certain of Regency’s then-outstanding phantom units converted to 252,630 Regency Common Units as a result of change-in-control provisions associated with the awards. Each of Regency’s outstanding phantom units as of September 30, 2010 is the economic equivalent of one Regency Common Unit and is accompanied by a Distribution Equivalent Right, entitling the holder to an amount equal to any cash distributions paid on Regency Common Units. The outstanding Regency phantom units will vest one-third on each March 15th through 2013.

Regency expects to recognize $2.9 million of compensation expense related to the Regency phantom units over a weighted average period of 2.5 years.

14.	INCOME TAXES:

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current expense (benefit):
Federal	$(3,182)	$(88)	$(124)	$(5,195)
State	1,363	3,224	8,864	10,120

Total	(1,819)	3,136	8,740	4,925

Deferred expense (benefit):
Federal	3,286	(6,394)	2,257	1,299
State	626	(439)	360	(451)

Total	3,912	(6,833)	2,617	848

Total income tax expense (benefit)	$2,093	$(3,697)	$11,357	$5,773

Effective tax rate	(68.47%)	(12.09%)	5.99%	1.25%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level.

15.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

In August 2009, ETP filed an application for FERC authority to construct and operate the Tiger pipeline. The application was approved in April 2010 and construction began in June 2010. Subject to regulatory approvals, we expect initial service on the Tiger pipeline to commence in the fourth quarter of 2010. In February 2010, ETP announced a 400 MMcf/d expansion of the Tiger pipeline. In June 2010, we filed an application requesting FERC authorization to construct, own and operate that expansion, which remains under review before the FERC.

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

Guarantees

MEP Guarantee

ETP has guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”), with the remaining 50% of MEP Facility obligations guaranteed by KMP. Effective in May 2010, the commitment amount was reduced to $175.4 million due to lower usage and anticipated capital contributions. Although ETP transferred substantially all of its interest in MEP on May 26, 2010, as discussed above in Note 1, ETP will continue to guarantee 50% of MEP’s obligations under this facility through the maturity of the facility in February 2011. Regency has agreed to indemnify ETP for any costs related to the guarantee of payments under this facility.

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

As of September 30, 2010, MEP had $82.2 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. Our contingent obligations with respect to the 50% guarantee of MEP’s outstanding borrowings and letters of credit were $41.1 million and $16.6 million, respectively, as of September 30, 2010. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 0.9%.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP has guaranteed 50% of the obligations of FEP under the FEP Facility, with the remaining 50% of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if its ownership percentage in FEP increases or decreases. The FEP Facility is available through May 11, 2012 and amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or Prime Rate. The commitment fee payable on the unused portion of the FEP Facility varies based on both ETP’s credit rating and that of KMP, with a maximum fee of 1.0%.

As of September 30, 2010, FEP had $847.0 million of outstanding borrowings issued under the FEP Facility. ETP’s contingent obligation with respect to our 50% guarantee of FEP’s outstanding borrowings was $423.5 million as of September 30, 2010. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 3.3%.

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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $6.0 million for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, rental expense for operating leases totaled approximately $17.7 million and $17.5 million, respectively.

Future minimum lease commitments for leases are:

Years Ending December 31:
2010 (remainder)	$14,999
2011	27,327
2012	25,095
2013	22,419
2014	20,668
Thereafter	224,538

ETP’s propane operations have an agreement with a subsidiary of Enterprise GP Holdings L.P. (collectively “Enterprise”) (see Note 17) to supply a portion of its propane requirements. The agreement expired in March 2010; however, ETP’s propane operations executed a five year extension as of April 2010. The extension will continue until March 2015 and includes an option to extend the agreement for an additional year.

ETP and Regency have commitments to make capital contributions to joint ventures. For the joint ventures that ETP currently has interests in, it expects that future capital contributions will be between $10 million and $15 million, which ETP expects to contribute primarily during the last three months of 2010. In addition, Regency expects capital contributions will be $47 million during the last three months of 2010.

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

In September 2009, the FERC appointed an administrative law judge, or ALJ, to establish a process of potential claimants to make claims against the $25.0 million fund, to determine the validity of any such claims and to make a recommendation to the FERC relating to the application of this fund to any potential claimants. Pursuant to the process established by the ALJ, a number of parties submitted claims against this fund and, subsequent thereto, the ALJ made various determinations with respect to the validity of these claims, solely for purposes of participation in this fund allocation process, and the methodology for making payments from the fund to claimants. In June 2010, each claimant that had been allocated a payment amount from the fund by the ALJ was required to make a determination as to whether to accept the ALJ’s recommended payment amount from the fund, and all such claimants accepted their allocated payment amounts. In connection with accepting the allocated payment amount, each such claimant was required to waive and release all claims against ETP related to this matter.

In addition to the claims that were settled pursuant to the ALJ fund allocation process discussed above, ETP was a party in three legal proceedings that asserted contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006. In all three of these legal proceedings, we have received favorable rulings at the lower court and appellate court levels that have resulted in the dismissal of all claims made in these proceedings, and no further appeals or motions for rehearing may be pursued by the plaintiffs in these proceedings except with respect to one proceeding as to which the plaintiffs may seek review at the U.S. Supreme Court, which action we believe is unlikely to occur.

ETP is expensing the legal fees, consultants’ fees and other expenses relating to these matters in the periods in which such costs are incurred. ETP records accruals for litigation and other contingencies whenever required by applicable accounting standards. Based on the terms of the settlement agreement with the FERC described above, ETP made the $5.0 million payment and established the $25.0 million fund in October 2009. The after-tax impact of the settlement was less than $30.0 million due to tax benefits resulting from the portion of the payment that is used to satisfy third party claims.

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

Other Matters. In addition to those matters described above, we or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable, can be estimated and is not covered by insurance, we make an accrual for the matter. For matters that are covered by insurance, we accrue the related deductible. As of September 30, 2010 and December 31, 2009, accruals of approximately $10.4 million and $11.1 million, respectively, were recorded related to deductibles. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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

No amounts have been recorded in our September 30, 2010 or December 31, 2009 condensed consolidated balance sheets for contingencies and current litigation matters, other than accruals related to environmental matters and deductibles.

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

As of September 30, 2010 and December 31, 2009, accruals on an undiscounted basis of $12.3 million and $12.6 million, respectively, were recorded in our condensed consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.

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

The total accrued future estimated cost of remediation activities expected to continue through 2018 is $8.3 million, which is included in the aggregate environmental accruals. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

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

Environmental regulations were recently modified for the U.S. Environmental Protection Agency’s (the “EPA”) Spill Prevention, Control and Countermeasures program. We are currently reviewing the impact to our operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but we believe such costs will not have a material adverse effect on our financial position, results of operations or cash flows.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our September 30, 2010 condensed consolidated balance sheet or our December 31, 2009 consolidated balance sheet. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

By March 2013, the Texas Commission on Environmental Quality is required to develop another plan to address the recent change in the ozone standard from 0.08 parts per million, or ppm, to 0.075 ppm and the EPA recently proposed lowering the standard even further, to somewhere in between 0.06 and 0.07 ppm. These efforts may result in the adoption of new regulations that may require additional nitrogen oxide emissions reductions.

ETP’s pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the three months ended September 30, 2010 and 2009, $5.8 million and $9.3 million, respectively, of capital costs and $3.9 million and $3.6 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. For the nine months ended September 30, 2010 and 2009, $10.8 million and $24.6 million, respectively, of capital costs and $10.2 million and $12.6 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

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

Regency Environmental Matters

In 2004, a Phase I environmental study was performed on certain of Regency’s assets located in West Texas. Most of the identified environmental contamination had either been remediated or was being remediated by the previous owners or operators of the properties. The aggregate potential environmental remediation costs at specific locations were estimated to range from $1.9 million to $3.1 million. No governmental agency has required Regency to undertake these remediation efforts. Regency believes that the likelihood that it will be liable for any significant potential remediation liabilities identified in the study is remote. Separately, Regency acquired an environmental pollution liability insurance policy in connection with the acquisition to cover any undetected or unknown pollution discovered in the future. The policy covers clean-up costs and damages to third parties, and has a 10-year term (expiring 2014) with a $10.0 million limit subject to certain deductibles. No claims have been made against Regency or under the policy. Unless a claim has been made on Regency that exceeds the limits of the insurance policy, Regency will not further report on this matter.

Regency Field Services LLC (“RFS”), one of Regency’s operating subsidiaries, currently owns the Dubach and Calhoun gas processing plants in north Louisiana (the “Plants”). The Plants each have groundwater contamination as a result of historical operations. At the time that RFS acquired the Plants from El Paso Field Services LP (“El Paso”), Kerr-McGee Corporation (“Kerr-McGee”) was performing remediation of the groundwater contamination, because the Plants were once owned by Kerr-McGee and when Kerr-McGee sold the Plants to a predecessor of El Paso in 1988, Kerr-McGee retained liability for any environmental contamination at the Plants. In 2005, Kerr-McGee created and spun off Tronox and Tronox allegedly assumed certain of Kerr-McGee’s environmental remediation obligations (including its obligation to perform remediation at the Plants) prior to the acquisition of Kerr-McGee by Anadarko Petroleum Corporation. In January 2009, Tronox filed for Chapter 11 bankruptcy protection. RFS filed a claim in the bankruptcy proceeding relating to the environmental remediation work at the Plants. Tronox has thus far continued its remediation efforts at the Plants. RFS is seeking assignment of indemnity rights against Tronox from El Paso. Tronox filed a reorganization plan on July 7, 2010. The Plan calls for the creation of a trust fund environmental clean-up at the various sites where Tronox has an obligation. Tronox must file the Environmental Claims Settlement Agreement, which will set forth the amount of trust funds allocated to each site, 14 days prior to the confirmation hearing, the date for which has not yet been set.

16.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in the condensed consolidated balance sheets. In general, our subsidiaries use derivatives to eliminate market exposure and price risk within its operations as follows:

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

ETP injects and holds natural gas in its Bammel storage facility to take advantage of contango markets, when the price of natural gas is higher in the future than the current spot price. ETP uses financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, ETP will lock in a margin by purchasing gas in the spot market or off peak season and entering a financial contract to lock in the sale price. If ETP designates the related financial contract as a fair value hedge for accounting purposes, ETP will value the hedged natural gas inventory at current spot market prices along with the financial derivative it uses to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from ETP’s derivative instruments using mark-to-market accounting, with changes in the fair value of its derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, ETP will record unrealized gains or lower unrealized losses. If the spread widens, ETP will record unrealized losses or lower unrealized gains. Typically, as ETP enters the winter months, the spread converges so that it recognizes in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdrawal of natural gas.

ETP is also exposed to market risk on natural gas it retains for fees in its intrastate transportation and storage operations and operational gas sales operations. ETP uses financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in accumulated other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the condensed consolidated statement of operations.

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

The following table details the outstanding commodity-related derivatives:

	September 30, 2010		December 31, 2009
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(33,870,000)	2010-2011	72,325,000	2010-2011
Swing Swaps IFERC (MMBtu)	11,735,000	2010-2011	(38,935,000)	2010
Fixed Swaps/Futures (MMBtu)	486,000	2010-2011	4,852,500	2010-2011
Options — Puts (MMBtu)	440,000	2010-2011	2,640,000	2010
Options — Calls (MMBtu)	(3,440,000)	2010-2011	(2,640,000)	2010
Propane:
Forwards/Swaps (Gallons)	—	—	6,090,000	2010
Natural Gas Liquids:
Forwards/Swaps (Barrels)	348,000	2010	—	—
WTI Crude Oil:
Forwards/Swaps (Barrels)	59,800	2010	—	—

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(10,060,000)	2010-2011	(22,625,000)	2010
Fixed Swaps/Futures (MMBtu)	(20,160,000)	2010-2011	(27,300,000)	2010
Hedged Item — Inventory (MMBtu)	20,160,000	2010	27,300,000	2010

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(4,445,000)	2010-2011	(13,225,000)	2010
Fixed Swaps/Futures (MMBtu)	(5,440,000)	2010-2011	(22,800,000)	2010
Options — Puts (MMBtu)	22,680,000	2011-2012	—	—
Options — Calls (MMBtu)	(22,680,000)	2011-2012	—	—
Propane:
Forwards/Swaps (Gallons)	58,086,000	2010-2011	20,538,000	2010
Natural Gas Liquids:
Forwards/Swaps (Barrels)	1,359,340	2011-2012	—	—
WTI Crude Oil:
Forwards/Swaps (Barrels)	249,295	2011-2012	—	—

We expect gains of $36.6 million related to commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

Interest Rate Risk

We are exposed to market risk for changes in interest rates. In order to maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We have previously managed a portion of our current and future interest rate exposures by utilizing interest rate swaps in order to achieve our desired mix of fixed and variable rate debt. ETP also utilizes interest rate swaps to lock in the rate on a portion of its anticipated debt issuances. Our subsidiaries have the following interest rate swaps outstanding as of September 30, 2010:

Entity	Term	Notional Amount	Type (1)	Hedge Designation
ETP	August 2012	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate	Undesignated
Regency	April 2012	250,000	Pay a fixed rate of 1.325% and receive a floating rate	Undesignated

(1)	Floating rates are based on LIBOR.

In May and August 2010, ETP terminated interest rate swaps with total notional amounts of $750.0 million and $350.0 million, respectively, for proceeds of $15.4 million and $11.1 million, respectively. These swaps were designated as fair value hedges. In connection with the swap terminations, $9.7 million and $10.4 million of previously recorded fair value adjustments to hedged long-term debt will be amortized as a reduction of interest expense through February 2015 and July 2013, respectively. The unamortized balance remaining related to these swaps was $18.7 million as of September 30, 2010.

In August 2010, ETP de-designated $200.0 million of total notional amounts of forward-starting interest rate swaps previously designated as cash flow hedges. These swaps remain outstanding as of September 30, 2010, along with additional swaps with a total notional amount of $200.0 million entered into during the three months ended September 30, 2010.

In addition to interest rate swaps, ETP also periodically enters into interest rate swaptions that enable counterparties to exercise options to enter into interest rate swaps with ETP. Swaptions may be utilized when ETP’s targeted benchmark interest rate for anticipated debt issuance is not attainable at the time in the interest rate swap market. Upon issuance of a swaption, ETP receives a premium, which ETP recognizes over the term of the swaption to “Gains (losses) on non-hedged interest rate derivatives” in the condensed consolidated statements of operations. No swaptions were outstanding as of September 30, 2010. In October 2010, the Partnership sold a swaption with a notional amount of $100.0 million and maturity date of December 31, 2010 to enter into a swap that, if exercised, would lock in the rate on a portion of anticipated debt issuances.

In connection with ETE’s offering of senior notes in September 2010, ETE terminated interest rate swaps with an aggregate notional amount of $1.5 billion and recognized in interest expense $66.4 million of realized losses on terminated interest rate swaps that had been accounted for as cash flow hedges. In addition to the $66.4 million of realized losses on hedged interest rate swaps, ETE also paid $102.2 million to terminate non-hedged interest rate swaps. The $102.2 million of realized losses on non-hedged interest rate swaps had previously been recognized in net income and therefore the termination of the non-hedged swaps did not impact earnings. The total cash paid to terminate interest rate swaps was $168.6 million, including realized losses on hedged and non-hedged swaps.

Derivative Summary

The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of September 30, 2010 and December 31, 2009:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$57,648	$669	$(1,732)	$(24,035)
Commodity derivatives	9,544	8,443	(4,725)	(201)
Interest rate derivatives	—	—	—	(61,879)

	67,192	9,112	(6,457)	(86,115)

Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	66,113	72,851	(59,654)	(36,950)
Commodity derivatives	7,348	3,928	(564)	(241)
Interest rate derivatives	201	—	(16,307)	(76,157)
Embedded derivatives in Regency Preferred Units	—	—	(44,918)	—

	73,662	76,779	(121,443)	(113,348)

Total derivatives	$140,854	$85,891	$(127,900)	$(199,463)

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

Regency is exposed to credit risk from its derivative counterparties. Although Regency does not require collateral from these counterparties, Regency deals primarily with financial institutions when entering into financial derivatives, and enters into Master International Swap Dealers Association (“ISDA”) Agreements that allow for netting of swap contract receivables and payables in the event of default by either party.

ETP utilizes master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds its pre-established credit limit with the counterparty. Margin deposits are returned to ETP on the settlement date for non-exchange traded derivatives, and it exchanges margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the condensed consolidated balance sheets. ETP had net deposits with counterparties of $58.7 million and $79.7 million as of September 30, 2010 and December 31, 2009, respectively.

The following tables summarize the amounts recognized with respect to our derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	$36,035	$(15,146)	$60,992	$(15,282)
Interest rate derivatives	(9,825)	(12,451)	(29,980)	(12,289)

Total	$26,210	$(27,597)	$31,012	$(27,571)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$6,780	$(847)	$19,153	$8,702
Interest rate derivatives	Interest expense	(70,812)	(7,220)	(86,697)	(18,927)

Total		$(64,032)	$(8,067)	$(67,544)	$(10,225)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$241	$(95)	$346	$(95)
Interest rate derivatives	Interest expense	—	—	—	—

Total		$241	$(95)	$346	$(95)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$9,968	$(20,909)	$9,001	$(8,411)
Interest rate derivatives	Interest expense	—	—	—	—

Total		$9,968	$(20,909)	$9,001	$(8,411)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$3,219	$30,346	$3,762	$87,349
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	(31,966)	(35,589)	(68,858)	24,373
Embedded Derivatives	Other income (expenses)	7,321	—	3,715	—

Total		$(21,426)	$(5,243)	$(61,381)	$111,722

We recognized $0.8 million and $13.5 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships) for the three months ended September 30, 2010 and 2009, respectively. We recognized $49.0 million and $32.7 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships) for the nine months ended September 30, 2010 and 2009, respectively. For the three and nine months ended September 30, 2009, we recognized unrealized losses of $16.4 million and $3.9 million, respectively, on commodity derivatives and related hedged inventory in fair value hedging relationships. For the three and nine months ended September 30, 2010, we recognized an unrealized gain of $8.2 million and an unrealized loss of $35.3 million, respectively, on commodity derivatives and related hedged inventory in fair value hedging relationships.

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

The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the three and nine months ended September 30, 2010, the Parent Company received $2.5 million and $3.3 million from Regency related to these services. For the three months ended September 30, 2010 and 2009, the Parent Company paid $2.6 million and $0.1 million, respectively, to ETP related to these services. For the nine months ended September 30, 2010 and 2009, the Parent Company paid $3.7 million and $0.4 million, respectively, to ETP related to these services.

Enterprise and its subsidiaries currently hold a noncontrolling interest in our general partner and a portion of our limited partner interest. As a result, Enterprise and its affiliates are considered related parties for financial reporting purposes.

ETP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETP sells natural gas to Enterprise. ETP’s propane operations routinely buy and sell product with

Enterprise. Regency sells natural gas and NGLs to, and incurs NGL processing fees with Enterprise. The following table presents sales to and purchase from Enterprise, including Regency transactions subsequent to May 26, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
ETP’s Natural Gas Operations:
Sales	$126,992	$118,272	$402,238	$283,346
Purchases	396	12,958	13,928	29,304

Regency’s Natural Gas Operations:
Sales	53,620	—	72,121	—
Purchases	1,890	—	2,312	—

ETP’s Propane Operations:
Sales	262	2,815	11,228	14,323
Purchases	58,642	44,022	276,821	220,245

ETP’s propane operations purchase a portion of its propane requirements from Enterprise pursuant to an agreement that was extended until March 2015, and includes an option to extend the agreement for an additional year. As of December 31, 2009, ETP had forward mark-to-market derivatives for 6.1 million gallons of propane at a fair value asset of $3.3 million with Enterprise. All of these forward contracts were settled as of June 30, 2010. In addition, as of September 30, 2010 and December 31, 2009, a subsidiary engaged in retail propane operations had forward derivatives accounted for as cash flow hedges of 58.1 million and 20.5 million gallons of propane at a fair value asset of $5.7 million and $8.4 million, respectively, with Enterprise.

Under a master services agreement with HPC, Regency operates and provides all employees and services for the operation and management of HPC. Under this agreement, Regency receives $1.4 million monthly as a partial reimbursement of its general and administrative costs. Regency also incurs expenditures on behalf of HPC and these amounts are billed to HPC on a monthly basis. The related party general administrative expenses reimbursed to Regency were $4.2 million for the three months ended September 30, 2010 and $5.6 million for the period from May 26, 2010 to September 30, 2010.

Regency’s contract compression operations provide contract compression services to HPC. HPC also provides transportation service to Regency. Regency had revenue of $5.6 million for the three months ended September 30, 2010 and $7.7 million for the period from May 26, 2010 to September 30, 2010 and cost of sales of $2.5 million for the three months ended September 30, 2010 and $4.3 million for the period from May 26, 2010 to September 30, 2010 with HPC.

The following table summarizes the related party balances on our condensed consolidated balance sheets:

	September 30, 2010	December 31, 2009
Accounts receivable from related parties:
Enterprise:
ETP’s Natural Gas Operations	$35,175	$47,005
Regency’s Natural Gas Operations	21,572	—
ETP’s Propane Operations	407	3,386
Other	4,911	1,503

Total accounts receivable from related parties:	$62,065	$51,894

Accounts payable to related parties:
Enterprise:
ETP’s Natural Gas Operations	$1,561	$3,518
Regency’s Natural Gas Operations	1,070	—
ETP’s Propane Operations	8,209	31,642
Other	2,552	3,355

Total accounts payable to related parties:	$13,392	$38,515

ETP’s net imbalance payable from Enterprise was $32 thousand and $0.7 million as of September 30, 2010 and December 31, 2009, respectively. Regency’s net imbalance payable with Enterprise was $0.6 million as of September 30, 2010.

18.	OTHER INFORMATION:

The tables below present additional detail for certain balance sheet captions.

Other Current Assets

Other current assets consisted of the following:

	September 30, 2010	December 31, 2009
Deposits paid to vendors	$58,710	$79,694
Prepaid and other	69,633	70,018

Total other current assets	$128,343	$149,712

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Interest payable	$142,790	$137,708
Customer advances and deposits	128,903	88,430
Accrued capital expenditures	55,013	46,134
Accrued wages and benefits	49,145	25,577
Taxes other than income taxes	81,995	23,294
Income taxes payable	4,867	3,154
Other	87,389	42,484

Total accrued and other current liabilities	$550,102	$366,781

19.	REPORTABLE SEGMENTS:

As a result of the Regency Transactions in May 2010, our reportable segments were reevaluated and now reflect two reportable segments, both of which conduct their business exclusively in the United States of America, as follows:

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

	Investment in ETP	Investment in Regency	Corporate and Other	Adjustments and Eliminations	Total
Three months ended September 30, 2010:
Revenues from external customers	$1,290,644	$295,094	$—	$2,069	$1,587,807
Intersegment revenues	—	1,794	—	(1,794)	—
Depreciation and amortization	85,612	32,205	3,056	(558)	120,315
Interest expense, net of interest capitalized	101,241	20,379	89,486	(1,235)	209,871
Equity in earnings of affiliates	595	21,754	—	—	22,349
Income tax expense (benefit)	1,993	450	(350)	—	2,093
Net income (loss)	107,387	7,846	(120,059)	—	(4,826)

Three months ended September 30, 2009:
Revenues from external customers	$1,129,596	$—	$—	$253	$1,129,849
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	81,684	—	3,054	—	84,738
Interest expense, net of interest capitalized	101,503	—	18,597	—	120,100
Equity in earnings of affiliates	9,581	—	—	—	9,581
Income tax expense (benefit)	(2,897)	—	(800)	—	(3,697)
Net income (loss)	72,456	—	(38,189)	—	34,267

Nine months ended September 30, 2010:
Revenues from external customers	$4,430,331	$391,177	$—	$808	$4,822,316
Intersegment revenues	—	2,691	—	(2,691)	—
Depreciation and amortization	252,765	42,750	9,166	—	304,681
Interest expense, net of interest capitalized	309,217	28,460	126,409	(3,508)	460,578
Equity in earnings of affiliates	10,848	29,875	—	—	40,723
Income tax expense (benefit)	12,486	695	(1,824)	—	11,357
Net income (loss)	390,341	2,951	(214,516)	—	178,776

	Investment in ETP	Investment in Regency	Corporate and Other	Adjustments and Eliminations	Total

Nine months ended September 30, 2009:
Revenues from external customers	$3,911,513	$—	$—	$—	$3,911,513
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	230,461	—	9,165	—	239,626
Interest expense, net of interest capitalized	284,228	—	56,822	—	341,050
Equity in earnings of affiliates	11,751	—	—	—	11,751
Income tax expense (benefit)	8,594	—	(2,821)	—	5,773
Net income (loss)	530,361	—	(74,586)	—	455,775

	As of September 30, 2010	As of December 31, 2009
Total assets:
Investment in ETP	$11,714,331	$11,734,972
Investment in Regency	4,692,722	—
Corporate and Other	452,185	431,109
Adjustments and Eliminations	(7,891)	(5,572)

Total	$16,851,347	$12,160,509

	Nine Months Ended September 30,
	2010	2009
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Investment in ETP	$1,140,501	$642,459
Investment in Regency (including $1.5 billion acquired in the Regency Transactions)	1,741,298	—

Total	$2,881,799	$642,459

20.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,325	$62
Accounts receivable from related companies	393	97
Other current assets	1,093	1,287

Total current assets	7,811	1,446

ADVANCES TO AND INVESTMENTS IN AFFILIATES	2,249,788	1,711,928
INTANGIBLES AND OTHER ASSETS, net	29,522	5,574

Total assets	$2,287,121	$1,718,948

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$143	$178
Accounts payable to related companies	6,663	5,024
Price risk management liabilities	—	64,704
Accrued and other current liabilities	10,966	1,607

Total current liabilities	17,772	71,513

LONG-TERM DEBT, less current maturities	1,800,000	1,573,951
SERIES A CONVERTIBLE PREFERRED UNITS	304,950	—
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	—	73,332

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
General Partner	633	368
Limited Partners – Common Unitholders (222,941,172 and 222,898,248 units authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	151,535	53,412
Accumulated other comprehensive income (loss)	12,231	(53,628)

Total partners’ capital	164,399	152

Total liabilities and partners’ capital	$2,287,121	$1,718,948

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,920)	$(786)	$(20,335)	$(3,608)

OTHER INCOME (EXPENSE):
Interest expense	(89,484)	(18,589)	(126,400)	(56,728)
Equity in earnings of affiliates	102,388	82,661	324,128	370,195
Losses on non-hedged interest rate derivatives	(18,211)	(17,348)	(53,388)	(7,954)
Other, net	(6,736)	957	(6,949)	329

INCOME (LOSS) BEFORE INCOME TAXES	(14,963)	46,895	117,056	302,234
Income tax (expense) benefit	(374)	76	(349)	648

NET INCOME (LOSS)	(15,337)	46,971	116,707	302,882
GENERAL PARTNER’S INTEREST IN NET INCOME (LOSS)	(48)	147	361	938

LIMITED PARTNERS’ INTEREST IN NET INCOME (LOSS)	$(15,289)	$46,824	$116,346	$301,944

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$175,126	$349,402

CASH FLOWS FROM INVESTING ACTIVITIES:
MEP Transaction	3,016	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,850,245	50,406
Principal payments on debt	(1,624,374)	(48,771)
Distributions to Partners	(362,286)	(351,037)
Debt issuance costs	(35,464)	—

Net cash used in financing activities	(171,879)	(349,402)

INCREASE IN CASH AND CASH EQUIVALENTS	6,263	—
CASH AND CASH EQUIVALENTS, beginning of period	62	62

CASH AND CASH EQUIVALENTS, end of period	$6,325	$62

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Tabular dollar amounts are in thousands)

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010. Additionally, Energy Transfer Partners, L.P. (“ETP”) and Regency Energy Partners LP (“Regency”) electronically file certain documents with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. The SEC file number for each registrant and company website address is as follows:

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Energy Transfer Partners GP, L.P. (“ETP GP”), the General Partner of ETP, ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), Regency, Regency GP LP (“Regency GP”), the General Partner of Regency, and Regency GP’s General Partner, Regency GP LLC (“Regency LLC”). References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.

OVERVIEW

Energy Transfer Equity, L.P. is a publicly traded Delaware limited partnership that directly and indirectly owns equity interests in ETP and Regency, both publicly traded master limited partnerships engaged in diversified energy-related services.

At September 30, 2010, our equity interests consisted of:

	General Partner Interest	IDRs	Common Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

The principal sources of historical cash flow have been distributions we receive from our direct and indirect investments in limited and general partner interests of ETP. Distributions that we receive from Regency provide us with diversified cash flows and enhance our ability to increase distributions over time by pursuing new growth opportunities. The Parent Company’s primary cash requirements are for distributions to its partners and holders of the Preferred Units, general and administrative expenses, and debt service. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP, Regency or their respective subsidiaries.

We acquired our equity interests in Regency in a series of transactions, which we refer to as the Regency Transactions, that were completed on May 26, 2010. In the Regency Transactions, we:

•	acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Series A Convertible Preferred Units having an aggregate liquidation preference of $300.0 million;

•

acquired from ETP an indirect 49.9% interest in Midcontinent Express Pipeline LLC (“MEP”), ETP’s joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”) to operate the Midcontinent Express Pipeline, and an option to acquire an additional 0.1% interest in MEP in exchange for the redemption by ETP of approximately 12.3 million ETP Common Units we previously owned; and

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

•

Regency is a publicly-traded Delaware limited partnership, formed in 2005, engaged in the gathering, treating, processing, compressing and transporting of natural gas and NGLs. Regency provides these services through systems located in Louisiana, Texas, Arkansas, Pennsylvania and the mid-continent region of the United States, which includes Kansas, Colorado, and Oklahoma. Regency’s midstream assets are primarily located in well-established areas of natural gas production that have been characterized by long-lived, predictable reserves.

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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues	$1,587,807	$1,129,849	$457,958	$4,822,316	$3,911,513	$910,803
Cost of products sold	995,105	678,148	316,957	3,060,423	2,263,280	797,143

Gross margin	592,702	451,701	141,001	1,761,893	1,648,233	113,660
Operating expenses	208,809	158,883	49,926	559,302	517,337	41,965
Depreciation and amortization	120,315	84,738	35,577	304,681	239,626	65,055
Selling, general and administrative	61,526	34,579	26,947	177,673	146,640	31,033

Operating income	202,052	173,501	28,551	720,237	744,630	(24,393)
Interest expense, net of interest capitalized	(209,871)	(120,100)	(89,771)	(460,578)	(341,050)	(119,528)
Equity in earnings of affiliates	22,349	9,581	12,768	40,723	11,751	28,972
Gains (losses) on disposal of assets	81	(1,088)	1,169	(408)	(1,333)	925
Gains (losses) on non-hedged interest rate derivatives	(31,966)	(35,589)	3,623	(68,858)	24,373	(93,231)
Allowance for equity funds used during construction	12,432	30	12,402	18,039	18,618	(579)
Impairment of investment in affiliate	—	—	—	(52,620)	—	(52,620)
Other, net	1,866	4,235	(2,369)	(6,812)	4,559	(11,371)
Income tax (expense) benefit	(2,093)	3,697	(5,790)	(11,357)	(5,773)	(5,584)
Income from discontinued operations	324	—	324	410	—	410

Net income	$(4,826)	$34,267	$(39,093)	$178,776	$455,775	$(276,999)

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

The following summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Equity in earnings of affiliates	$102,388	$82,661	$19,727	$324,128	$370,195	$(46,067)
Selling, general and administrative	(2,920)	(786)	(2,134)	(20,335)	(3,608)	(16,727)
Interest expense, net of interest capitalized	(89,484)	(18,589)	(70,895)	(126,400)	(56,728)	(69,672)
Losses on non-hedged interest rate derivatives	(18,211)	(17,348)	(863)	(53,388)	(7,954)	(45,434)
Other, net	(6,736)	957	(7,693)	(6,949)	329	(7,278)

Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investment in ETP and Regency. For the three and nine months ended September 30, 2010, the changes in equity in earnings of affiliates compared to the same period in the prior year are primarily due to corresponding changes in earnings from ETP. An analysis of ETP’s results is included in “Segment Operating Results” below. The three and nine months ended September 30, 2010 also reflect the equity in earnings from Regency subsequent to our acquisition of a controlling interest in Regency on May 26, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million and $16.7 million for the three and nine months ended September 30, 2010 primarily due to expenses associated with the Regency Transactions.

Interest Expense. For the three and nine months ended September 30, 2010 compared to the same periods in the prior year, interest expense was primarily impacted by the recognition of $66.4 million of realized losses on hedged interest rate swaps that were terminated with the proceeds from our September 2010 senior notes offering. In addition to the $66.4 million of realized losses on hedged interest rate swaps, we also paid $102.2 million to terminate non-hedged interest rate swaps. The $102.2 million of realized losses on non-hedged interest rate swaps had previously been recognized in net income and therefore the termination of the non-hedged swaps did not impact earnings. The total cash paid to terminate interest rate swaps was $168.6 million, including realized losses on hedged and non-hedged swaps.

Prior to termination of the swaps, the unrealized loss had been reflected in accumulated other comprehensive income. In addition to the realized loss from swap terminations, interest expense is also higher due to distributions on the Preferred Units issued in May 2010. For the three and nine months ended September 30, 2010, interest expense includes distributions on the ETE Preferred Units of $6.0 million and $8.4 million, respectively.

Losses on Non-Hedged Interest Rate Derivatives. The Parent Company terminated its interest rate swaps that were not accounted for as hedges in September 2010. Prior to that settlement, changes in the fair value of and cash payments related to these swaps were recorded directly in earnings. The variable portion of these swaps is based on the three month LIBOR and its corresponding forward curve. Increases in losses on non-hedged interest rate derivatives are due to changes in these rates. We recorded unrealized losses on our interest rate swaps as a result of decreases in the relevant floating index rates during the periods presented.

Segment Operating Results

As a result of the Regency Transactions in May 2010, our reportable segments were reevaluated and now reflect two reportable segments, which conduct their business exclusively in the United States of America, as follows:

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

Net income (loss) by segment is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Investment in ETP	$107,387	$72,456	$34,931	$390,341	$530,361	$(140,020)
Investment in Regency	7,846	—	7,846	2,951	—	2,951
Corporate and Other	(120,059)	(38,189)	(81,870)	(214,516)	(74,586)	(139,930)

Net income	$(4,826)	$34,267	$(39,093)	$178,776	$455,775	$(276,999)

Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues	$1,290,644	$1,129,596	$161,048	$4,430,331	$3,911,513	$518,818
Cost of products sold	777,411	678,148	99,263	2,773,133	2,263,280	509,853

Gross margin	513,233	451,448	61,785	1,657,198	1,648,233	8,965
Operating expenses	174,740	158,883	15,857	515,021	517,337	(2,316)
Depreciation and amortization	85,612	81,684	3,928	252,765	230,461	22,304
Selling, general and administrative	44,734	33,534	11,200	137,743	143,015	(5,272)

Operating income	208,147	177,347	30,800	751,669	757,420	(5,751)
Interest expense, net of interest capitalized	(101,241)	(101,503)	262	(309,217)	(284,228)	(24,989)
Equity in earnings of affiliates	595	9,581	(8,986)	10,848	11,751	(903)
Gains (losses) on disposal of assets	281	(1,088)	1,369	(198)	(1,333)	1,135
Gains (losses) on non-hedged interest rate derivatives	(11,963)	(18,241)	6,278	(11,963)	32,327	(44,290)
Allowance for equity funds used during construction	12,432	30	12,402	18,039	18,618	(579)
Impairment of investment in affiliate	—	—	—	(52,620)	—	(52,620)
Other, net	1,129	3,433	(2,304)	(3,731)	4,400	(8,131)
Income tax (expense) benefit	(1,993)	2,897	(4,890)	(12,486)	(8,594)	(3,892)

Net income	$107,387	$72,456	$34,931	$390,341	$530,361	$(140,020)

Gross Margin. For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, ETP’s gross margin increased primarily due to:

•

an increase in transportation fees on ETP’s intrastate transportation system due to the impact of a more favorable natural gas price environment and basis differentials between the West and East Texas market hubs; and

•	an increase in margins from storage-related activities.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the favorable impacts experienced in ETP’s intrastate transportation and storage business (as discussed above) were offset by the impacts of lower volumes on ETP’s intrastate transportation system during the first six months of 2010 as a result of a less favorable natural gas price environment and basis differential.

Operating Expenses. For the three months ended September 30, 2010, operating expenses increased approximately $15.9 million primarily due to increased maintenance and ad valorem expenses related to ETP’s midstream and intrastate transportation and storage businesses.

Depreciation and Amortization. Depreciation and amortization expense increased primarily due to incremental depreciation related to our continued expansion of our pipeline and midstream systems.

Selling, General and Administrative. For the three months ended September 30, 2010, selling, general and administrative expenses increased approximately $11.2 million primarily due to increases in employee-related costs.

For the nine months ended September 30, 2010, selling, general and administrative expenses decreased approximately $5.3 million primarily due to a decrease in professional fees incurred.

Interest Expense. Interest expense increased $25.0 million for the nine months ended September 30, 2010 compared to the same period in the previous year principally due to ETP’s issuance of $1.0 billion in senior notes in April 2009 and ETP’s subsidiary’s issuance of $350.0 million of senior notes in December 2009.

Equity in Earnings of Affiliates. Equity in earnings of affiliates decreased $9.0 million for the three months ended September 30, 2010 compared to the same period in the previous year primarily due to our transfer of substantially all of ETP’s interest in MEP to the Parent Company on May 26, 2010. For the nine months ended September 30, 2010, the impact of the MEP transfer is offset by increased earnings from MEP during the period prior to May 26, 2010 as a result of placing the Midcontinent Express pipeline into service in 2009.

Gains (Losses) on Non-Hedged Interest Rate Derivatives. For the three months ended September 30, 2010 and 2009, the losses on non-hedged interest rate derivatives reflect declines in the index rate used during the periods. In addition, the losses on non-hedged interest rate derivatives were lower for the three months ended September 30, 2010 compared to the same period in the prior year due to a decrease in the notional amount of interest rate swaps outstanding during the period. As of September 30, 2010 and 2009, ETP had $400.0 million and $500.0 million, respectively, of total notional amount of interest rate swaps outstanding that were not designated as hedges for accounting purposes.

ETP did not have any non-hedged interest rate swaps outstanding during the first six months of 2010; therefore, the losses on non-hedged interest rate derivatives for the nine months ended September 30, 2010 reflect the losses recognized during the last three months of that period. For the nine months ended September 30, 2009, the gains on non-hedged interest rate swaps resulted from an increase in the index rate during the period.

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction (AFUDC) increased $12.4 million for the three months ended September 30, 2010, primarily due to construction on the Tiger pipeline.

Impairment of Investment in Affiliate. In conjunction with the transfer of its interest in MEP, ETP recorded a non-cash charge of approximately $52.6 million during the nine months ended September 30, 2010 to reduce the carrying value of its interest to its estimated fair value.

Investment in Regency

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues	$296,888	$—	$296,888	$393,868	$—	$393,868
Cost of products sold	213,032	—	213,032	283,206	—	283,206

Gross margin	83,856	—	83,856	110,662	—	110,662
Operating expenses	34,306	—	34,306	44,708	—	44,708
Depreciation and amortization	32,205	—	32,205	42,750	—	42,750
Selling, general and administrative	18,072	—	18,072	25,176	—	25,176
Losses on disposal of assets	200	—	200	210	—	210

Operating loss	(927)	—	(927)	(2,182)	—	(2,182)
Interest expense, net of interest capitalized	(20,379)	—	(20,379)	(28,460)	—	(28,460)
Equity in earnings of affiliates	21,754	—	21,754	29,875	—	29,875
Other, net	7,524	—	7,524	4,003	—	4,003
Income tax expense	(450)	—	(450)	(695)	—	(695)
Income from discontinued operations	324	—	324	410	—	410

Net income	$7,846	$—	$7,846	$2,951	$—	$2,951

Amounts reflected above for the three and nine months ended September 30, 2010 represent the results of operations for Regency from May 26, 2010, the date ETE obtained control of Regency, through September 30, 2010. Changes between periods are due to the consolidation of Regency beginning May 26, 2010.

Regency adjusted its assets and liabilities to fair value as of May 26, 2010; therefore, the depreciation and amortization reflected above was based on the new basis of Regency’s assets.

In addition, Regency’s results included its equity in earnings related to its 49.9% interest in MEP from May 26, 2010 through September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by ETP, Regency or their respective subsidiaries. Following the completion of the Regency Transactions on May 26, 2010, our equity interests in ETP consist of approximately 50.2 million common units, an approximate 1.8% general partner interest and 100% of the incentive distribution rights, and our equity interests in Regency consist of approximately 26.3 million common units, a 2.0% general partner interest and 100% of the incentive distribution rights. The principal sources of our cash flow are cash distributions resulting from our direct and indirect investments in the limited and general partner interests of ETP and Regency. The amount of cash that ETP and Regency distributes to their partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below, generated with respect to such quarter.

In September 2010, the Parent Company completed a public offering of $1.8 billion aggregate principal amount of 7.5% Senior Notes due October 15, 2020. We used net proceeds of approximately $1.77 billion to repay all of the outstanding indebtedness under our then existing revolving credit facility and term loan facility, to fund the cost to terminate the interest rate swap agreements related to those borrowings, and for general partnership purposes. We may redeem some or all of the notes at any time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually.

Concurrent with this debt offering, the Parent Company entered into a $200.0 million revolving credit facility that expires in September 2015 and has available capacity of $200.0 million as of September 30, 2010.

The Parent Company’s primary cash requirements are for general and administrative expenses and debt service requirements and distributions to the holders of our Preferred Units. The Parent Company currently expects to fund its short-term needs for such items with the cash distributions it receives each quarter from ETP and Regency. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.

We expect ETP and Regency to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time, as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its Unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

ETP currently believes that its business has the following future capital requirements:

•

growth capital expenditures for its midstream and intrastate transportation and storage segments, primarily for the construction of new pipelines and compression, for which ETP expects to spend between $75 million and $125 million during the last three months of 2010 and between $100 million and $200 million in 2011;

•

growth capital expenditures for its interstate transportation segment, excluding capital contributions to its joint ventures as discussed below, for the construction of new pipelines for which ETP expects to spend between $200 million and $270 million during the last three months of 2010 and between $180 million and $225 million in 2011;

•	growth capital expenditures for its retail propane segment of between $10 million and $20 million during the last three months of 2010 and between $25 million and $35 million in 2011; and

•

maintenance capital expenditures of between $25 million and $40 million during the last three months of 2010 and between $120 million and $140 million in 2011, which include (i) capital expenditures for its intrastate operations for pipeline integrity and for connecting additional wells to its intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for its interstate operations, primarily for pipeline integrity; and (iii) capital expenditures for its propane operations to extend the useful lives of its existing propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet.

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

ETP raised approximately $423.6 million in net proceeds from its common unit offering in January 2010 and $489.4 million in net proceeds from its common unit offering in August 2010. In addition, ETP raised $174.1 million in net proceeds during the nine months ended September 30, 2010 under ETP’s Equity Distribution Agreement, as described in Note 12 to our condensed consolidated financial statements. As of September 30, 2010, in addition to approximately $77.7 million of cash on hand, ETP had available capacity under the ETP revolving credit facility (“ETP Credit Facility”) of approximately $1.98 billion. Based on our current estimates, we expect to utilize these resources, along with cash from ETP’s operations, to fund our announced growth capital expenditures and working capital needs through the end of 2011; however, the Parent Company or ETP may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.

Regency Energy Partners

Regency expects its sources of liquidity to include:

•	cash generated from operations;

•	borrowings under its revolving credit facility, which we refer to as the Regency Credit Facility;

•	operating lease facilities;

•	asset sales;

•	debt offerings; and

•	issuance of additional partnership units.

Regency raised approximately $400.2 million in net proceeds from its common unit offering in August 2010. As of September 30, 2010, in addition to approximately $4.0 million of cash on hand, Regency had available capacity under its revolving credit facility of approximately $509.0 million.

Regency expects its growth capital expenditures to be approximately $116 million during the last three months of 2010, exclusive of its proportionate share of the growth capital expenditures related to HPC or MEP. Regency has not publicly announced its expected capital expenditures for 2011.

Although Regency intends to move forward with its planned internal growth projects, it may further revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to its Unitholders from its expansion activities may be reduced by substantial cost of capital increases during this period.

In addition, Regency expects capital contributions to joint ventures during the last three months of 2010 to be $46.9 million.

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

Operating Activities

Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense result from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchase and sales of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Cash provided by operating activities during 2010 was $927.7 million as compared to $721.4 million for 2009. Net income was $178.8 million and $455.8 million for 2010 and 2009, respectively. The difference between net income and the net cash provided by operating activities consisted of non-cash items totaling $389.1 million and $261.1 million and changes in operating assets and liabilities of $430.8 million and $10.2 million for 2010 and 2009, respectively. For the three and nine months ended September 30, 2010, the difference between net income and the net cash provided by operating activities also included ETP interest rate swap termination proceeds of $26.5 million, ETE payments to terminate interest rate swaps of $168.6 million and distributions received from our affiliates that exceeded our equity in earnings by $71.0 million.

The non-cash activity in 2010 and 2009 consisted primarily of depreciation and amortization of $304.7 million and $239.6 million, respectively, and an impairment in our investment of an affiliate of $52.6 million recorded in 2010. In addition, non-cash compensation expense was $23.5 million and $22.3 million for 2010 and 2009, respectively. These amounts are partially offset by the allowance for equity funds used during construction of $18.0 million and $18.6 million for 2010 and 2009, respectively.

Cash paid for interest, net of interest capitalized, was $429.7 million and $341.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Investing Activities

Cash flows from investing activities primarily consist of cash amounts paid in acquisitions, capital expenditures, and cash contributions to ETP’s and Regency’s joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in ETP’s and Regency’s growth capital expenditures to fund their respective construction and expansion projects. Growth capital expenditures for ETP for 2010 are primarily related to the Tiger pipeline in its Interstate transportation segment, which is expected to be placed in service in December 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Cash used in investing activities during 2010 was $1.40 billion as compared to $1.23 billion for 2009. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2010 were $1.13 billion, including changes in accruals of $21.2 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2009 of $703.5 million, including changes in accruals of $98.3 million. In addition, in 2010 Regency paid cash for acquisitions of $191.3 million, ETP paid cash for acquisitions of $156.4 million, and we received $24.0 million in cash in the acquisition of Regency. Regency received $70.2 million in cash for the sale of its East Texas assets. Our subsidiaries made advances to joint ventures of $45.0 million. In 2009, ETP made advances to its joint ventures of $534.5 million.

Financing Activities

Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, as discussed below, which are primarily used to fund acquisitions and growth capital expenditures. Distributions to partners increase between the periods based on increases in the number of common units outstanding, as discussed below under “Cash Distributions.”

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Cash provided by financing activities during 2010 was $489.8 million as compared to $462.5 million for 2009. In 2010, ETP received $1.09 billion in net proceeds from offerings of common units, including $174.1 million under ETP’s Equity Distribution Agreement, as compared to $578.9 million in 2009 (see Note 12 to our condensed consolidated financial statements). In addition, Regency received $400.2 million in net proceeds from offerings of common units in 2010. During 2010, we had a consolidated net decrease in our debt level of $206.6 million as compared to a net increase of $520.6 million for 2009. We paid distributions of $362.3 million to our partners in 2010 as compared to $351.0 million in 2009. In addition, during 2010 and 2009, ETP paid distributions of $348.3 million and $278.3 million, respectively, of distributions on limited partner interests other than those held by the Parent Company and Regency paid $42.5 million in 2010. These distributions are reflected as distributions to noncontrolling interests on our condensed consolidated statements of cash flows.

Description of Indebtedness

Our outstanding consolidated indebtedness was as follows:

	September 30, 2010	December 31, 2009
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$—
Senior secured revolving credit facilities	—	123,951
Senior Secured Term Loan Facility	—	1,450,000
Subsidiary Indebtedness:
ETP Senior Notes	5,050,000	5,050,000
Regency Senior Notes	607,500	—
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	105,127	140,512
ETP Revolving Credit Facility	—	150,000
Regency Revolving Credit Facility	375,000	—
HOLP Revolving Credit Facility	—	10,000
Other long-term debt	8,434	10,288
Unamortized premiums (discounts)	554	(12,829)
Fair value adjustments related to interest rate swaps	18,663	—

Total debt	$8,835,278	$7,791,922

The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

Parent Company Indebtedness

In September 2010, the Parent Company completed a public offering of $1.8 billion aggregate principal amount of 7.5% Senior Notes due October 15, 2020. We used net proceeds of approximately $1.77 billion to repay all of the outstanding indebtedness under our then existing revolving credit facility and term loan facility, to fund the cost to terminate the interest rate swap agreements related to those borrowings, and for general partnership purposes. We may redeem some or all of the notes at any time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually.

Concurrent with the closing of its senior notes offering in September 2010, the Parent Company terminated its $500 million senior secured revolving credit facility and entered into a $200 million five-year senior secured revolving credit facility (the “Parent Company Credit Agreement”) available through September 20, 2015. As of September 30, 2010, there were no outstanding borrowings under the Parent Company Credit Agreement.

Under the Parent Company Credit Agreement, the obligations of ETE are secured by all tangible and intangible assets of ETE and certain of its subsidiaries, including (i) its ownership of 50,226,967 ETP Common Units; (ii) ETE’s 100% equity interest in ETP LLC and ETP GP, through which ETE holds the incentive distribution rights in ETP; (iii) the 26,266,791 common units of Regency; (iv) ETE’s 100% membership interest in ETE GP Acquirer LLC (“ETE Acquirer”); and (v) ETE Acquirer’s 100% equity interest in the Regency GP and Regency LLC.

Borrowings bear interest, at ETE’s option, at either the Eurodollar rate plus an applicable margin or the alternative base rate. The alternative base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate, a federal funds effective rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%. The applicable margins are based upon ETE’s leverage ratio and range from 2.75% to 3.75% for Eurodollar loans and from 1.75% to 2.75% for base rate loans. The commitment fee payable on the unused portion of the Parent Company Credit Agreement is based on ETE’s leverage ratio and ranges from 0.50% to 0.75%.

In connection with the Parent Company Credit Agreement, ETE and certain of its subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with Credit Suisse AG, Cayman Islands Branch, as collateral agent (the “Collateral Agent”). The Security Agreement secures all of ETE’s obligations under the Parent Company Credit Agreement and grants to the Collateral Agent a continuing first priority lien on, and security interest in, all of ETE’s and the other grantors’ tangible and intangible assets.

Subsidiary Indebtedness

In addition to the ETP Senior Notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, our subsidiaries have the following notes outstanding.

Regency Senior Notes

Senior Notes due 2018. Subsequent to September 30, 2010, Regency completed a public offering of $600.0 million aggregate principal amount of its 6.875% Senior Notes due 2018. The sale of the notes closed on October 27, 2010 and Regency will use the net proceeds to fund a tender offer and to reduce outstanding borrowings under its revolving credit facility.

Regency Senior Notes due 2016. Regency has $250.0 million of senior notes that mature on June 1, 2016. The senior notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1.

At any time before June 1, 2012, up to 35% of the senior notes can be redeemed at a price of 109.375% plus accrued interest. Beginning June 1, 2013, Regency may redeem all or part of these notes for the principal amount plus a declining premium until June 1, 2015, and thereafter at par, plus accrued and unpaid interest. At any time prior to June 1, 2013, Regency may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined in the indenture governing the senior notes) as of such redemption date plus 0.50% over the principal amount of the note.

Senior Notes due 2013. Regency has $357.5 million senior notes that mature on December 15, 2013. The senior notes bear interest at 8.375% and interest is payable semi-annually in arrears on each June 15 and December 15.

On October 13, 2010, Regency announced that it commenced a cash tender offer and consent solicitation for its outstanding 8.375% senior notes due 2013 (the “Tender Offer”). On October 27, 2010, Regency accepted for purchase approximately $271.1 million of its senior notes due 2013 pursuant to the Tender Offer. The Tender Offer will expire 8:00 a.m., New York City time, on November 10, 2010. Regency currently anticipates that it will call for redemption any senior notes due 2013 not purchased in the Tender Offer and will satisfy and discharge the indenture relating to the senior notes due 2013 in compliance with the terms of the notes, the indenture and applicable law; provided, however, that it may elect not to redeem such notes or satisfy and discharge the related indenture.

Revolving Credit Facilities

ETP Credit Facility. The ETP Credit Facility provides for $2.0 billion of revolving credit capacity that is expandable to $3.0 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity) under the credit agreement that governs the ETP Credit Facility. The ETP Credit Facility matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). Amounts borrowed under the ETP Credit Facility bear interest, at ETP’s option, at a Eurodollar rate plus an applicable margin or a base rate. The base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate or a federal funds effective rate plus 0.50%. The applicable margin for Eurodollar loans ranges from 0.30% to 0.70% based upon ETP’s credit rating and is currently 0.55% (0.60% if facility usage exceeds 50%). The commitment fee payable on the unused portion of the ETP Credit Facility varies based on ETP’s credit rating with a maximum fee of 0.125%. The fee is 0.11% based on ETP’s current rating.

As of September 30, 2010, there were no outstanding borrowings under the ETP Credit Facility. Taking into account letters of credit of approximately $22.4 million, the amount available for future borrowings was $1.98 billion.

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

The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.50%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans, and a commitment fee will range from 0.375% to 0.500% based upon the consolidated leverage ratio of Regency. RGS must also pay a participation fee for each revolving lender participating in letters of credit based upon the applicable margin, which is currently 2.9% of the average daily amount of such lender’s letter of credit exposure, and a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure.

As of September 30, 2010, there was a balance outstanding in the Regency Credit Facility of $375.0 million in revolving credit loans and approximately $16.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2010, which is reduced by any letters of credit, was approximately $509.0 million. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 3.2%.

HOLP Credit Facility. HOLP has a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011, which may be expanded to $150.0 million. Amounts borrowed under the HOLP Credit Facility bear interest at a rate based on either a Eurodollar rate or Prime Rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the credit agreement for the HOLP Credit Facility, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP and the capital stock of HOLP’s subsidiaries secure the HOLP Credit Facility. At September 30, 2010, there was no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of September 30, 2010 was $74.5 million.

Other

MEP Guarantee

ETP has guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”), with the remaining 50% of MEP Facility obligations guaranteed by KMP. Effective in May 2010, the commitment amount was reduced to $175.4 million due to lower usage and anticipated capital contributions. Although ETP transferred substantially all of its interest in MEP on May 26, 2010, ETP will continue to guarantee 50% of MEP’s obligations under this facility through the maturity of the facility in February 2011. Regency has agreed to indemnify ETP for any costs related to the guaranty of payments under this facility.

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

As of September 30, 2010, MEP had $82.2 million of outstanding borrowings and $33.3 million of letters of credit issued under the MEP Facility. Our contingent obligations with respect to our 50% guarantee of MEP’s outstanding borrowings and letters of credit were $41.1 million and $16.6 million, respectively, as of September 30, 2010. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 0.9%.

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

As of September 30, 2010, FEP had $847.0 million of outstanding borrowings issued under the FEP Facility. ETP’s contingent obligation with respect to our 50% guarantee of FEP’s outstanding borrowings was $423.5 million as of September 30, 2010. The weighted average interest rate on the total amount outstanding as of September 30, 2010 was 3.3%.

Covenants Related to Our Credit Agreements

We, ETP and Regency were in compliance with all requirements, tests, limitations, and covenants related to our respective debt agreements at September 30, 2010.

CONTRACTUAL OBLIGATIONS

The following table summarizes our long-term debt and other contractual obligations as of September 30, 2010. These amounts increased due to the Regency Transactions:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Long-term debt	$8,816,061	$3,094	$457,702	$1,548,821	$6,806,444
Interest on long-term debt (a)	6,043,854	115,872	1,257,095	1,125,775	3,545,112
Payments on derivatives	12,988	25	12,963	—	—
Purchase commitments (b)	986,473	301,081	433,578	223,835	27,979
Lease obligations	335,045	14,999	52,422	43,086	224,538
Distributions and Redemption of Preferred Units (c)	325,398	7,945	63,563	55,223	198,667

Totals	$16,519,819	$443,016	$2,277,323	$2,996,740	$10,802,740

(a)	Interest payments on long-term debt are based on the principal amount of debt obligations at September 30, 2010. With respect to variable rate debt, the interest payments were estimated using the interest rate as of September 30, 2010. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)	We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the September 30, 2010 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(c)	Assumes the Regency Preferred Units are redeemed for cash on September 2, 2029.

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

Distributions paid by the Parent Company are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
December 31, 2009	February 8, 2010	February 19, 2010	$0.54
March 31, 2010	May 7, 2010	May 17, 2010	0.54
June 30, 2010	August 9, 2010	August 19, 2010	0.54

On October 28, 2010, the Parent Company announced the declaration of a cash distribution for the three months ended September 30, 2010 of $0.54 per Common Unit, or $2.16 annualized. This distribution will be paid on November 19, 2010 to Unitholders of record at the close of business on November 8, 2010.

The total amounts of distributions declared during the nine months ended September 30, 2010 and 2009 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners	$361,164	$355,523
General Partner	1,122	1,104

Total distributions declared	$362,286	$356,627

Cash Distributions Received from Subsidiaries

The total amount of distributions the Parent Company received from ETP and Regency relating to its limited partner interests, general partner interest and Incentive Distribution Rights (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2010	2009
Distributions received from ETP (1):
Limited Partners (2)	$145,640	$167,580
General Partner Interest	14,634	14,626
Incentive Distribution Rights	279,823	256,530

Total distributions received from ETP (3)	440,097	438,736

Distributions received from Regency (4):
Limited Partners	23,378	—
General Partner Interest	2,372	—
Incentive Distribution Rights	1,965	—

Total distributions received from Regency (5)	27,715	—

Total distributions received	$467,812	$438,736

(1)	Includes distributions declared by ETP for the three months ended September 30, 2010 that will be paid on November 15, 2010 to holders of record on November 8, 2010.

(2)	As of September 30, 2010, we held 50,226,967 ETP Common Units. This amount reflects the redemption of 12.3 million ETP Common Units in connection with the Regency Transactions.

(3)	The distributions paid for the prior periods do not reflect the reduction in the number of ETP Common Units held by us as a result of the Regency Transactions and the associated expected reduction in distributions payable in respect of the incentive distribution rights.

On a pro forma basis assuming no change from ETP’s historical quarterly distribution rates, after giving effect to the reduction in ETP Common Units held by us as a result of the Regency Transactions and the associated reduction in distributions payable in respect of the incentive distribution rights as if the Regency Transactions had been completed on January 1, 2010, we would have received $423.2 million in distributions from ETP for the nine months ended September 30, 2010, of which $14.6 million would have related to our general partner interest, $273.9 million to our incentive distribution rights and $134.7 million to the approximately 50.2 million ETP Common Units we currently own.

(4)	Includes distributions declared by Regency for the three months ended September 30, 2010 that will be paid on November 12, 2010 to holders of record on November 5, 2010.

(5)	Our equity interests in Regency consist of approximately 26.3 million common units, a 2.0% general partner interest and 100% of the incentive distribution rights.

On a pro forma basis assuming no change from Regency’s historical quarterly distribution rates, after giving effect to the acquisition of our equity interests in Regency pursuant to the Regency Transactions, we would have received $42.0 million in distributions from Regency for the nine months ended September 30, 2010, of which $3.8 million would have related to our general partner interest, $3.2 million to our incentive distribution rights and $35.0 million to the approximately 26.3 million Regency Common Units we currently own.

Cash Distributions Paid by Subsidiaries

ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of its general partner.

Cash Distributions Paid by ETP

Distributions paid by ETP are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
December 31, 2009	February 8, 2010	February 15, 2010	$0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375

On October 28, 2010, ETP declared a cash distribution for the three months ended September 30, 2010 of $0.89375 per Common Unit, or $3.575 annualized. This distribution will be paid on November 15, 2010 to Unitholders of record at the close of business on November 8, 2010.

The total amounts of ETP distributions declared during the nine months ended September 30, 2010 and 2009 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners:
Common Units	$503,582	$460,132
Class E Units	9,363	9,363

General Partner Interest	14,634	14,626
Incentive Distribution Rights	279,823	256,530

Total distributions declared by ETP	$807,402	$740,651

Cash Distributions Paid by Regency

Distributions paid by Regency are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Common Unit
June 30, 2010	August 6, 2010	August 13, 2010	$0.445

On October 26, 2010, Regency declared a cash distribution for the three months ended September 30, 2010 of $0.445 per Common Unit, or $1.78 annualized. This distribution will be paid on November 12, 2010 to Unitholders of record at the close of business on November 5, 2010.

The total amounts of Regency distributions declared since the date of acquisition were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2010	2009
Limited Partners	$114,270	$—
General Partner Interest	2,372	—
Incentive Distribution Rights	1,965	—

Total distributions declared by Regency	$118,607	$—

NEW ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

Disclosure of our critical accounting policies and the impacts of new accounting standards is included in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of the Regency Transactions on May 26, 2010, the following critical accounting policies changed as compared to the critical accounting policies described in our Form 10-K for the year ended December 31, 2009.

Revenue Recognition

In addition to the policy in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, Regency provides customers with turn-key natural gas compression services to maximize their natural gas and crude oil production, throughput and cash flow. Regency is responsible for the installation and ongoing operation, service, and repair of its compression units, which are modified as necessary to adapt to customers’ changing operating conditions. Revenues for compression services are recognized when the service is performed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the interim unaudited condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, other than additional primary market risk exposures related to the Regency Transactions. We have begun to periodically enter into interest rate swaptions when our targeted benchmark interest rates for anticipated debt issuances are not attainable at the time in the interest rate swap market. Swaptions enable counterparties to exercise options to enter into interest rate swaps with us in exchange for premiums. Our swaption activity is further discussed in Note 16 to our condensed consolidated financial statements. Other than changes due to the Regency Transactions and our swaptions activities, there have been no material changes to our primary market risk exposures or how those exposures are managed since December 31, 2009

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Commodity Price Risk

The table below summarizes our commodity-related financial derivative instruments and fair values as of September 30, 2010 and December 31, 2009, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, gallons for propane, and barrels for natural gas liquids and WTI crude oil. Dollar amounts are presented in thousands.

	September 30, 2010			December 31, 2009
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(33,870,000)	$(205)	$1,621	72,325,000	$24,554	$491
Swing Swaps IFERC	11,735,000	(938)	151	(38,935,000)	1,718	2,142
Fixed Swaps/Futures	486,000	3,962	275	4,852,500	9,949	3,126
Options — Puts	440,000	13,976	1,748	2,640,000	837	447
Options — Calls	(3,440,000)	(8,567)	179	(2,640,000)	(819)	314
Propane:
Forwards/Swaps	—	—	—	6,090,000	3,348	785
Natural Gas Liquids:
Forwards/Swaps	348,000	2,574	3,230	—	—	—
WTI Crude Oil:
Forwards/Swaps	59,800	2,385	481	—	—	—

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(10,060,000)	(307)	118	(22,625,000)	(4,178)	2
Fixed Swaps/Futures	(20,160,000)	17,739	8,504	(27,300,000)	(13,285)	15,669

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(4,445,000)	(640)	25	(13,225,000)	(1,640)	81
Fixed Swaps/Futures	(5,440,000)	19,954	3,682	(22,800,000)	(4,464)	13,197
Options — Puts	22,680,000	15,049	5,628	—	—	—
Options — Calls	(22,680,000)	6,991	856	—	—	—
Propane:
Forwards/Swaps	58,086,000	5,685	6,901	20,538,000	8,443	2,609
Natural Gas Liquids:
Forwards/Swaps	1,359,340	(2,924)	5,405	—	—	—
WTI Crude:
Forwards/Swaps	249,295	(757)	2,108	—	—	—

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in net income or in other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

As of September 30, 2010, Regency had $375.0 million of variable rate debt outstanding on its revolving credit facilities. We and ETP had no variable rate debt outstanding as of September 30, 2010. We also had the following interest rate swaps outstanding as of September 30, 2010 (dollars in thousands):

Entity	Term	Notional Amount	Type	Hedge Designation
ETP	August 2012	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate	Undesignated
Regency	April 2012	250,000	Pay a fixed rate of 1.325% and receive a floating rate	Undesignated

A hypothetical change of 1.0% in interest rates related to net floating rate debt would result in a change to consolidated interest expense of approximately $3.8 million annually. Additionally, a hypothetical change of 1.0% in interest rates for interest rate swaps not designated as hedges would result in a net change in the fair value of interest rate derivatives and earnings of approximately $34.9 million.

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

Regency is exposed to credit risk from its derivative counterparties. Although Regency does not require collateral from these counterparties, Regency deals primarily with financial institutions when entering into financial derivatives, and has entered into Master International Swap Dealers Association (“ISDA”) Agreements that allow for netting of swap contract receivables and payables in the event of default by either party.

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

Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed the Regency Transactions on May 26, 2010 and have begun the evaluation of the internal control structure of Regency. We expect that evaluation to continue during the remainder of 2010. In recording the Regency acquisition, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of Regency that are included in our earnings for the three months ended September 30, 2010.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2009 and Note 15 — Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

ITEM 1A. RISK FACTORS

For information regarding risks, uncertainties and assumptions, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as disclosed below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Tax Risks to Common Unitholders

The sale or exchange of 50% or more of our capital and profit interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.

We will be considered terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two tax returns for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes. We would be treated as a new partnership for tax purposes, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred.

In September 2010, Enterprise GP Holdings L.P., which holds approximately 17.6% of the outstanding common units of ETE and an approximate 40.6% interest in ETE’s general partner, announced an agreement to merge into Enterprise Products Partners L.P. For federal income tax purposes, this transaction will be treated as a change of ownership of the interests in ETE and its general partner owned by Enterprise GP Holdings L.P. As a result, if and when this transaction is consummated, it will increase the likelihood that a termination of our partnership for federal income tax purposes may occur at that time or at any time during the twelve-month period following the consummation of the transaction resulting in a closing of our taxable year, as discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date	As Exhibit
2.1	1-32740 (8-K/A) (5/13/10)	2.1	General Partner Purchase Agreement, dated May 10, 2010, by and among Regency GP Acquirer, L.P., Energy Transfer Equity, L.P. and ETE GP Acquirer LLC.

2.2	1-32740 (8-K/A) (5/13/10)	2.2	Redemption and Exchange Agreement, dated May 10, 2010, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

2.3	1-32740 (8-K/A) (5/13/10)	2.3	Contribution Agreement, dated May 10, 2010, by and among Energy Transfer Equity, L.P., Regency Energy Partners LP and Regency Midcontinent Express LLC.

3.1	333-128097 (S-1) (9/2/05)	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-12809 (S-1) (9/2/05)7	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	1-32740 (8-K) (2/14/06)	3.1	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.3	1-32740 (8-K) (6/2/10)	3.1	Amendment No. 3 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., effective as of May 26, 2010.

3.4	333-128097 (S-1) (9/2/05)	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097 (S-1) (9/2/05)	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/8/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.6.1	1-32740 (8-K) (12/23/09)	3.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	1-11727 (8-K) (7/29/09)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.8	333-04018 (S-1/A) (6/21/96)	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date	As Exhibit

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

3.12.1	1-32740 (8-K) (8/10/10)	3.1	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097 (S-1/A) (12/20/05)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097 (S-1/A) (12/20/05)	3.13.1	Certificate of Amendment of U.S. Propane, L.L.C.

3.14	333-128097 (S-1/A) (12/20/05)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

3.15	1-32740 (8-K) (8/10/10)	3.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP, L.L.C

4.1	1-32740 (8-K) (6/2/10)	4.1	Registration Rights Agreement by and among Energy Transfer Equity, L.P. and Regency GP Acquirer, L.P., dated as of May 26, 2010.

4.2	1-32740 (8-K) (9/20/10)	4.1	Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee.

4.3	1-32740 (8-K) (9/20/10)	4.2	First Supplemental Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes).

10.1	1-32740 (8-K) (9/20/10)	10.1	Credit Agreement dated as of September 20, 2010 among Energy Transfer Equity, L.P., Credit Suisse AG, as administrative agent and collateral agent, the other lenders party thereto and Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner.

10.2	1-32740 (8-K) (9/20/10)	10.2	Pledge and Security Agreement dated September 20, 2010 among Energy Transfer Equity, L.P., the other grantors named therein and Credit Suisse AG, Cayman Islands Branch, as collateral agent.

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101			Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iv) our Condensed Consolidated Statement of Equity for the nine months ended September 30, 2010; (v) our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (vi) the notes to our Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, L.L.C., its General Partner

Date: November 9, 2010	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)