Form 10-K
period 2010-12-31
Energy Transfer Equity, L.P.
filed 2011-02-28
CIK 1276187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32740

ENERGY TRANSFER EQUITY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3738 Oak Lawn Avenue, Dallas, Texas 75219

(Address of principal executive offices) (zip code)

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

Yes  ☐    No  ☒

The aggregate market value as of June 30, 2010, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $3.83 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 22, 2011, the registrant had 222,942,708 Common Units outstanding.

ii

PART I

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” “the Partnership” or “ETE”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected or expected. When considering forward-looking statements, please read the section titled “Risk Factors” included under Item 1A of this annual report.

Definitions

The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement. A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels

Dth	million British thermal units (“dekatherm”). A therm factor is used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

Mcf	thousand cubic feet

MMBtu	million British thermal units

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs

WTI	West Texas Intermediate Crude

ITEM 1.  BUSINESS

Overview

We are a publicly traded Delaware limited partnership. Our Common Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE.” We were formed in September 2002 and completed our initial public offering in February 2006.

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Partnership” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”); Energy Transfer Partners GP, L.P. (“ETP GP”), the general partner of ETP; Energy Transfer Partners, L.L.C. (“ETP LLC”), ETP GP’s general partner; Regency Energy Partners LP (“Regency”); Regency GP LP (“Regency GP”), the general partner of Regency; and Regency GP LLC (“Regency LLC”), Regency GP’s general partner. References to the “Parent Company” shall mean ETE on a stand-alone basis.

The Parent Company’s only cash generating assets are its direct and indirect investments in limited partner and general partner interests in ETP and Regency, both of which are publicly traded master limited partnerships engaged in diversified energy-related services.

At December 31, 2010, our interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	Incentive Distribution Rights (“IDRs”)	Limited Partner Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

We acquired our equity interests in Regency in a series of transactions, which we refer to as the “Regency Transactions,” that were completed on May 26, 2010. In the Regency Transactions, the Parent Company:

•

acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Series A Convertible preferred units (“the Preferred Units”) having an aggregate liquidation preference of $300.0 million;

•

acquired from ETP an indirect 49.9% interest in Midcontinent Express Pipeline LLC (“MEP”), ETP’s joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”) to operate the Midcontinent Express Pipeline, and an option to acquire an additional 0.1% interest in MEP in exchange for the redemption by ETP of approximately 12.3 million ETP Common Units we previously owned; and,

•

acquired 26.3 million Regency Common Units in exchange for our contribution to Regency of all interests in MEP acquired by the Parent Company from ETP, including the option to acquire an additional 0.1% interest.

The Parent Company’s principal sources of cash flow have been distributions it receives from its direct and indirect investments in limited and general partner interests of its subsidiaries. The Parent Company’s primary cash requirements are for distributions to its partners and holders of the Preferred Units, general and administrative expenses and debt service requirements. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP, Regency or their respective subsidiaries.

The following is a brief description of ETP’s and Regency’s operations:

•

ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arkansas, Arizona, Colorado, Louisiana, Mississippi, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include more than 17,500 miles of gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas. ETP is also one of the three largest retail marketers of propane in the United States, serving more than one million customers across the country.

•

Regency is a publicly traded Delaware limited partnership formed in 2005 engaged in the gathering, treating, processing, compression and transportation of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville and Marcellus shales as well as the Permian Delaware basin. Its assets are primarily located in Louisiana, Texas, Arkansas, Pennsylvania, Mississippi, Alabama and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included herein discussions of Parent Company matters apart from those of our consolidated group.

Significant Achievements in 2010

Our significant achievements included the following, as discussed in more detail herein:

•

The Parent Company acquired a controlling interest in Regency through a series of transactions on May 26, 2010. Those interests comprise of 26,266,791 of Regency’s Common Units, 100% general partner interest and 100% of IDRs.

•	The Parent Company completed the issuance of an aggregate principal amount $1.8 billion of Senior Notes in September 2010.

ETP Related

•

ETP acquired a natural gas gathering company, which provides dehydration, treating, redelivery and compression services on a 120-mile pipeline system in the Haynesville Shale for approximately $150.0 million in cash, excluding certain adjustments as defined in the purchase agreement. The gas gathering system has 275 MMcf/d of capacity and 480 MMcf/d of treating capacity.

•

ETP completed construction of Fayetteville Express pipeline ahead of ETP’s original timeline and significantly below its original cost estimates. The Fayetteville Express pipeline is an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The pipeline has a capacity to transport 2.0 Bcf/d, which is supported by long term contracts ranging from 10 to 12 years for transportation. Fayetteville Express Pipeline LLC (“FEP”) is a 50/50 joint venture between ETP and KMP.

•

ETP completed construction of its Tiger pipeline ahead of its original timeline and significantly below its original cost estimates. The Tiger pipeline is an approximately 175-mile interstate natural gas pipeline that connects to its dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana. The pipeline has an initial capacity of 2.0 Bcf/d. On February 3, 2011, the Federal Energy Regulatory Commission (“FERC”) approved a planned expansion project which will increase the total capacity of the pipeline to 2.4 Bcf/d, all of which is sold under long-term contracts ranging from 10 to 15 years.

•

ETP completed the Lumberjack pipeline - a 63-mile natural gas pipeline to provide additional transportation, gathering and treating services to the Haynesville Shale region. The pipeline originates in Shelby County, Texas, and terminates in Nacogdoches County, Texas. This pipeline was placed into partial service in August 2010, and full service began in December 2010. This project consists of 20- and 24-inch pipe and has an initial capacity of 645 MMcf/d. The pipeline interconnects with two interstate pipelines in addition to its Houston Pipe Line System (“HPL System”).

•

ETP completed a 50-mile, 24-inch pipeline that originates in Northwest Webb County, Texas and extends to its existing Houston pipeline rich gas gathering system in eastern Webb County, Texas. The project in the Eagle Ford Shale, the Dos Hermanas pipeline, has a capacity of approximately 400 MMcf/d. As part of the project, approximately 6,000 horsepower of compression will be added to the HPL System.

•

In September 2010, ETP placed in service its gathering system in the Marcellus Shale. As of December 31, 2010, ETP was gathering approximately 50 MMcf/d in the Marcellus Shale and anticipates demand volumes to increase throughout 2011.

•	ETP increased its overall processing volumes and margins, primarily in North Texas as processing margins improved in 2010, and we expect processing conditions to remain favorable in 2011.

•

ETP issued an aggregate of 25,894,287 ETP Common Units for total net proceeds of $1.15 billion, primarily to fund its internal growth projects and capital contributions to joint ventures and to manage its investment grade credit metrics.

Regency Related

•	In September 2010, Regency acquired Zephyr Gas Services, LLC, a Texas based field services company for approximately $193.3 million in cash.

•	Regency issued $600.0 million aggregate principal amount of Regency Senior Notes in October 2010.

•	Regency issued 17,537,500 Regency Common Units for proceeds of $400.2 million, net of commissions, from a public offering in August 2010.

Organizational Structure

The following chart summarizes our organizational structure as of December 31, 2010.

Business Strategy

Our current primary business objective is to increase cash distributions to our Unitholders by actively assisting ETP and Regency in executing their business strategies by assisting in identifying, evaluating and pursuing strategic acquisitions and growth opportunities. In general, we expect that we will allow ETP or Regency the first opportunity to pursue any acquisition or internal growth project that may be presented to us which may be within the scope of ETP and Regency’s operations or business strategies. In the future, we may also support the growth of ETP and Regency through the use of our capital resources which could involve loans, capital contributions or other forms of credit support to ETP and Regency. This funding could be used for the acquisition by ETP or Regency of a business or asset or for an internal growth project. In addition, the availability of this capital could assist ETP or Regency in arranging financing for a project, reducing its financing costs or otherwise supporting a merger or acquisition transaction.

Segment Overview

Our reportable segments consist of our investment in ETP and our investment in Regency. The businesses within these two segments are described below. See Note 14 to our consolidated financial statements for additional financial information about our reportable segments.

Investment in ETP

ETP’s operations include the following:

Intrastate Transportation and Storage Operations

Through ETP’s intrastate transportation and storage operations, it owns and operates approximately 7,700 miles of natural gas transportation pipelines and three natural gas storage facilities located in the state of Texas.

Through Energy Transfer Company (“ETC OLP”), ETP owns the largest intrastate pipeline system in the United States with interconnects to Texas markets and to major consumption areas throughout the United States. ETP’s intrastate transportation and storage operations focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas through connections with other pipeline systems as well as through ETP’s Oasis pipeline, its East Texas pipeline, its natural gas pipeline and storage assets that are referred to as the Energy Transfer Fuel System (“ET Fuel System”), and its HPL System, which are described below.

ETP’s intrastate transportation and storage operations accounted for approximately 49%, 56% and 65% of its total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. ETP’s intrastate transportation and storage operations are determined primarily by the amount of capacity its customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, ETP’s customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.

ETP also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on its HPL System. Generally, ETP purchases natural gas from either the market (including purchases from ETP’s midstream marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, ETP’s intrastate transportation and storage operations generate revenues from fees charged for storing customers’ working natural gas in its storage facilities and from margin from managing natural gas for ETP’s own account.

Interstate Transportation Operations

Through ETP’s interstate transportation operations, it owns and operates approximately 2,875 miles of interstate natural gas pipeline and has a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline.

ETP’s interstate transportation operations accounted for approximately 13%, 12% and 11% of its total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. The results from its interstate transportation operations are primarily derived from the fees ETP earns from natural gas transportation services and, for the Transwestern pipeline, from operational gas sales.

Midstream Operations

Through ETP’s midstream operations, it owns and operates approximately 7,000 miles of in-service natural gas gathering pipelines, 3 natural gas processing plants, 17 natural gas treating facilities and 10 natural gas conditioning facilities. ETP’s midstream operations focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and its operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale in North Texas, the Bossier Sands in East Texas, and the Uinta and Piceance Basins in Utah and Colorado, the Marcellus Shale in West Virginia, and the Haynesville Shale in East Texas and Louisiana. Many of ETP’s midstream assets are integrated with its intrastate transportation and storage assets.

ETP’s midstream operations accounted for approximately 21%, 12% and 14% of its total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. ETP’s midstream operations results are derived primarily from margins ETP earns for natural gas volumes that are gathered, transported, purchased and sold through its pipeline systems and the natural gas and NGL volumes processed at its processing and treating facilities. ETP also markets natural gas on its pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by its customers.

Retail Propane Operations

ETP is one of the three largest retail propane marketers in the United States based on gallons sold and serves more than one million customers through a nationwide retail distribution network consisting of approximately 440 customer service locations in approximately 40 states. ETP’s propane operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States. ETP’s propane business has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth.

ETP’s retail propane operations accounted for approximately 17%, 20% and 10% of its total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. The retail propane business is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. Consequently, the profitability of ETP’s retail propane business is sensitive to changes in wholesale propane prices. ETP’s retail propane business is largely seasonal and dependent upon weather conditions in its service areas, as discussed further in “Industry Overview – Retail Propane Operations.”

All Other

ETP’s other operations include wholesale propane and natural gas compression services.

Investment in Regency

Regency’s operations include the following:

Gathering, Treating and Processing Operations

Regency provides “wellhead-to-market” services to producers of natural gas, including transporting raw natural gas from the wellhead through gathering systems, treating raw natural gas to remove carbon dioxide and hydrogen sulfide, processing raw natural gas to separate NGLs and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems.

Transportation Operations

Regency owns an approximate 49.99% general partner interest in its RIGS Haynesville Partnership Co. joint venture (“HPC”), which delivers natural gas from northwest Louisiana to markets through the 450-mile intrastate pipeline system. Regency also owns a 49.9% interest in MEP.

Contract Compression Operations

Regency owns and operates a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems.

Contract Treating Operations

Regency owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management, to natural gas producers and midstream pipeline companies.

Other Operations

Regency also owns a small regulated pipeline.

Asset Overview

Investment in ETP

The following details the assets in ETP’s natural gas operations:

Intrastate Transportation and Storage Operations

The following details ETP’s pipelines and storage facilities in its intrastate transportation and storage operations.

ET Fuel System

•	Capacity of 5.2 Bcf/d
•	Approximately 2,600 miles of natural gas pipeline
•	2 storage facilities with 12.4 Bcf of total working gas capacity

The ET Fuel System serves some of the most active drilling areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. With approximately 460 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas. The major shippers on its pipelines include XTO Energy, Inc. (“XTO”), EOG Resources, Inc., Chesapeake Energy Marketing, Inc., Encana Marketing (USA), Inc. (“Encana”) and Quicksilver Resources, Inc.

The ET Fuel System also includes ETP’s Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and its Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of ETP’s storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that expire in 2011 and 2012.

In addition, the ET Fuel System is integrated with ETP’s Godley processing plant which gives ETP the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

Oasis Pipeline

•	Capacity of 1.2 Bcf/d
•	Approximately 600 miles of natural gas pipeline
•	Connects Waha to Katy market hubs

The Oasis pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capability with approximately 1.2 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

The Oasis pipeline is integrated with ETP’s Southeast Texas System and is an important component to maximizing its Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third party supply and market points and interconnecting pipelines and (ii) allowing ETP to bypass its processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

HPL System

•	Capacity of 5.5 Bcf/d
•	Approximately 4,100 miles of natural gas pipeline
•	Bammel storage facility with 62 Bcf of total working gas capacity

The HPL System is comprised of intrastate natural gas pipelines, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather gas in many of the major gas producing areas in Texas including the strong presence in the key Houston Ship Channel and Katy Hub markets, allowing ETP to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and its Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2010, ETP had approximately 21.5 Bcf committed under fee-based arrangements with third parties and approximately 39.8 Bcf stored in the facility for ETP’s own account.

East Texas Pipeline

•	Capacity of 2.4 Bcf/d
•	Approximately 370 miles of natural gas pipeline

The East Texas pipeline connects three treating facilities, one of which ETP owns, with its Southeast Texas System. The East Texas pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect its Reed compressor station in Freestone County to its Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting its Cleburne to Carthage pipeline to the HPL System. Key shippers on the East Texas pipeline include XTO and EnCana with an average of 520,000 MMBtu/d and 410,000 MMBtu/d, respectively.

Interstate Transportation Operations

The following details ETP’s pipelines in its interstate transportation operations.

Transwestern Pipeline

•	Capacity of 2.1 Bcf/d
•	Approximately 2,700 miles of interstate natural gas pipeline

The Transwestern pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets like Arizona, Nevada and California. Transwestern’s Phoenix lateral pipeline, with a throughput capacity of 500 MMcf/d, connects the Phoenix area to the Transwestern mainline.

Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce. As a result, Transwestern qualifies as a “natural gas company” under the Natural Gas Act (“NGA”) and is subject to the regulatory jurisdiction of the FERC.

Tiger Pipeline

•	Initial capacity of 2.0 Bcf/d
•	Planned expansion of 0.4 Bcf/d (expected to be completed in the second half of 2011)
•	Approximately 175 miles of interstate natural gas pipeline

See additional description of the Tiger pipeline included in “Significant Achievements in 2010” above.

Fayetteville Express Pipeline

•	Initial capacity of 2.0 Bcf/d
•	Approximately 185 miles of interstate natural gas pipeline
•	50/50 joint venture with KMP

See additional description of the Fayetteville Express pipeline included in “Significant Achievements in 2010” above.

Midcontinent Express Pipeline

On May 26, 2010, ETP completed the transfer of the membership interests in ETC Midcontinent Express Pipeline III, L.L.C. (“ETC MEP III”) to ETE pursuant to the Redemption and Exchange Agreement between ETP and ETE, dated as of May 10, 2010 (the “MEP Transaction”). ETC MEP III owns a 49.9% membership interest in Midcontinent Express Pipeline, LLC (“MEP”), ETP’s joint venture with KMP that owns and operates the Midcontinent Express pipeline. In exchange for the membership interests in ETC MEP III, ETP redeemed 12,273,830 ETP Common Units that were previously owned by ETE. ETP also granted ETE an option to acquire the membership interests in ETC Midcontinent Express Pipeline II, L.L.C. (“ETC MEP II”). ETC MEP II owns a 0.1% membership interest in MEP. The option may not be exercised until May 27, 2011.

As part of the MEP Transaction, on May 26, 2010, ETE completed the contribution of the membership interests in ETC MEP III and the assignment of its rights under the option to acquire all of the membership interests in ETC MEP II, to a subsidiary of Regency, in exchange for 26,266,791 Regency Common Units. In addition, ETE completed the acquisition of a 100% equity interest in the general partner entities of Regency from an affiliate of GE Energy Financial Services, Inc. (“GE EFS”). In exchange, ETE issued 3,000,000 Series A Convertible Preferred Units to the affiliate of GE EFS.

Midstream Operations

The following details ETP’s assets in its midstream operations.

Southeast Texas System

•	5,200 miles of natural gas pipeline
•	1 natural gas processing plant (the La Grange plant) with aggregate capacity of 240 MMcf/d
•	12 natural gas treating facilities with aggregate capacity of 1.5 Bcf/d
•	4 natural gas conditioning facilities with aggregate capacity of 670 MMcf/d

The Southeast Texas System is an integrated system located in Southeast Texas that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. Upon completion of the Chisholm pipeline, the La Grange processing plant will also process rich gas from the Eagle Ford Shale. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas pipeline and is connected to the Oasis pipeline, as well as two power plants. This allows ETP to bypass its processing plants and treating facilities when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with natural gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

The La Grange processing plant is a cryogenic natural gas processing plant that processes the rich natural gas that flows through ETP’s system to produce residue gas and NGLs.

ETP’s treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into its system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications. In addition, ETP’s conditioning facilities remove heavy hydrocarbons from the gas gathered into ETP’s systems so the gas can be redelivered and meet downstream pipeline hydrocarbon dew point specifications.

North Texas System

•	160 miles of natural gas pipeline
•	1 natural gas processing plant (the Godley plant) with aggregate capacity of 480 MMcf/d
•	1 natural gas conditioning facility with capacity of 100 MMcf/d

The North Texas System is an integrated system located in four counties in North Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett Shale trend. The system includes ETP’s Godley processing plant, which processes rich natural gas produced from the Barnett Shale and is integrated with the North Texas System and the ET Fuel System. The facility consists of a cryogenic processing plant and a conditioning facility.

Canyon Gathering System

•	1,390 miles of natural gas pipeline
•	5 natural gas conditioning facilities with aggregate capacity of 96 MMcf/d

The Canyon Gathering System consists of gathering pipeline ranging in diameters from two inches to 24 inches in the Piceance and Uinta Basins of Colorado and Utah and conditioning plants.

Northern Louisiana

•	238 miles of natural gas pipeline
•	5 natural gas treating facilities with aggregate capacity of 435 MMcf/d

ETP’s Northern Louisiana assets comprise several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including ETP’s Tiger pipeline. ETP’s Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems.

Other Midstream Assets

ETP’s midstream operations also includes its interests in various midstream assets located in Texas, New Mexico and Louisiana, with gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one processing facility. ETP also owns gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.

Marketing Operations

ETP conducts marketing operations in which it markets the natural gas that flows through its gathering and intrastate transportation assets, referred to as on-system gas. ETP also attracts other customers by marketing volumes of natural gas that do not move through its assets, referred to as off-system gas. For both on-system and off-system gas, ETP purchases natural gas from natural gas producers and other suppliers and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices of natural gas, less the costs of transportation.

For the off-system gas, ETP purchases gas or acts as an agent for small independent producers that may not have marketing operations. ETP develops relationships with natural gas producers to facilitate the purchase of their production on a long-term basis. ETP believes that this business provides it with strategic insight and market intelligence, which may positively impact its expansion and acquisition strategy.

Retail Propane Operations

ETP’s propane operations own substantially all of the bulk storage facilities at its customer service locations and have entered into long-term leases for those that it does not own. ETP believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. ETP owns approximately 52.1 million gallons of above-ground storage capacity at its various propane plant sites and have leased an aggregate of approximately 8.7 million gallons of underground storage facilities in Arizona, New Mexico and Texas and smaller storage facilities in other locations. ETP does not own or operate any underground propane storage facilities (excluding customer and local distribution tanks) or propane pipeline transportation assets (other than local delivery systems).

The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 2010, ETP utilized approximately 152 transport truck tractors, 209 transport trailers, 16 railroad tank cars, 1,848 bobtails and 3,514 other delivery and service vehicles, all of which ETP owns. As of December 31, 2010, ETP owned approximately 1,200,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. Heritage Operating, L.P.’s (“HOLP”) customer storage tanks are pledged as collateral to secure the obligations of HOLP to its banks and the holders of its notes.

ETP utilizes a variety of trademarks and trade names in its propane operations that it owns or has secured the right to use, including “Heritage Propane,” “Titan Propane,” and “Relationships Matter.” These trademarks and trade names have been registered or are pending registration before the United States Patent and Trademark Office or the various jurisdictions in which the trademarks or trade names are used. ETP believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of these companies and has been important to the continued success of these businesses. Some of ETP’s most significant trade names include Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas, Carolane Propane Gas, Gas Service Company, EnergyNorth Propane, Gibson Propane, Guilford Gas, Holton’s L.P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, ProFlame, Rural Bottled Gas and Appliance, ServiGas, V-1 Propane, Coast Gas, Empiregas, Flame Propane, Graves Propane, Heritage Propane Express and Synergy Gas. ETP regards its trademarks, trade names and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Investment in Regency

The following details the assets in Regency’s natural gas operations:

Gathering, Treating and Processing Operations

Regency operates gathering and processing assets in four geographic regions of the United States: North Louisiana, the mid-continent region of the United States, South Texas and West Texas. Regency contracts with producers to gather raw natural gas from individual wells or central receipt points, which may have multiple wells behind them, located near its processing plants, treating facilities and/or gathering systems. Following the execution of a contract, Regency connects wells and central delivery points to its gathering lines through which the raw natural gas flows to a processing plant, treating facility or directly to interstate or intrastate gas transportation pipelines. At its processing plants and treating facilities, Regency removes impurities from the raw natural gas stream and extracts the NGLs. Regency also performs a producer service function, whereby it purchases natural gas from producers at gathering systems and plants and sells this gas at downstream outlets.

All raw natural gas flowing through Regency’s gathering and processing facilities is supplied under gathering and processing contracts having terms ranging from month-to-month to the life of the oil and gas lease.

The pipeline-quality natural gas remaining after separation of NGLs through processing is either returned to the producer or sold, for Regency’s own account or for the account of the producer, at the tailgates of Regency’s processing plants for delivery to interstate or intrastate gas transportation pipelines.

North Louisiana Region

•	Approximately 442 miles of natural gas pipeline
•	2 cryogenic natural gas processing facilities, a refrigeration plant, and a conditioning plant

Regency’s North Louisiana region assets gather, compress, treat and dehydrate natural gas in five Parishes (Claiborne, Union, DeSoto, Lincoln and Ouachita) of North Louisiana and Shelby County, Texas.

Through the gathering and processing systems described above and their interconnections with HPC’s pipeline system in North Louisiana, Regency offers producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.

South Texas Region

•	Approximately 541 miles of natural gas pipeline
•	2 treating plants

Regency’s south Texas assets gather, compress, treat and dehydrate natural gas in LaSalle, Webb, Karnes, Atascosa, McMullen, Frio and Dimmitt counties. Some of the natural gas produced in this region can have significant quantities of hydrogen sulfide and carbon dioxide that require treating to remove these impurities. The pipeline systems that gather this gas are connected to third-party processing plants and Regency’s treating facilities that include an acid gas reinjection well located in McMullen County, Texas.

The natural gas supply for Regency’s South Texas gathering systems is derived primarily from natural gas wells located in a mature basin that generally have long lives and predictable gas flow rates. The emerging Eagle Ford shale formation lies directly under Regency’s existing south Texas gathering system infrastructure.

One of Regency’s treating plants consists of inlet gas compression, a 60 MMcf/d amine treating unit, a 55 MMcf/d amine treating unit and a 40 ton (per day) liquid sulfur recovery unit. This plant removes hydrogen sulfide from the natural gas stream, recovers condensate, delivers pipeline quality gas at the plant outlet and reinjects acid gas. An additional 55 MMcf/d amine treating unit is currently inactive.

Regency owns a 60% interest in a joint venture that includes a treating plant in Atascosa County with a 500 gallons per minute amine treater, pipeline interconnect facilities and approximately 13 miles of 10-inch pipeline. Regency operates this plant and the pipeline for the joint venture while its joint venture partner operates a lean gas gathering system in the Edwards Lime natural gas trend that delivers to this system.

West Texas Region

•	Approximately 806 miles of natural gas pipeline
•	1 cryogenic natural gas processing plant

Regency’s gathering system assets offer wellhead-to-market services to producers in Ward, Winkler, Reeves, and Pecos counties, which surround the Waha Hub, one of Texas’ major natural gas market areas. As a result of the proximity of Regency’s system to the Waha Hub, the Waha gathering system has a variety of market outlets for the natural gas that Regency gathers and processes, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. Natural gas exploration and production drilling in this area has primarily targeted productive zones in the Permian Delaware basin and Devonian basin. These basins are mature basins with wells that generally have long lives and predictable flow rates.

Regency offers producers four different levels of natural gas compression on the Waha gathering system, as compared to the two levels typically offered in the industry. By offering multiple levels of compression, Regency’s gathering system is often more cost-effective for its producers, since the producer is typically not required to pay for a level of compression that is higher than the level they require.

This plant was constructed in 1965, and, due to recent upgrades to state-of-the-art cryogenic processing capabilities, is a highly efficient natural gas processing plant. The Waha processing plant also includes an amine treating facility, which removes carbon dioxide and hydrogen sulfide from raw natural gas gathered before moving the natural gas to the processing plant. The acid gas is injected underground.

Mid-Continent Region

•	Approximately 3,470 miles of natural gas pipeline
•	1 processing plant

Regency’s mid-continent region includes natural gas gathering systems located primarily in Kansas and Oklahoma. Regency’s mid-continent gathering assets are extensive systems that gather, compress and dehydrate low-pressure gas from approximately 1,500 wells. These systems are geographically concentrated, with each central facility located within 90 miles of the others. Regency operates its mid-continent gathering systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.

Regency also owns the Hugoton gathering system that has approximately 1,875 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.

Regency’s mid-continent systems are located in two of the largest and most prolific natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas and the Anadarko Basin in western Oklahoma. These mature basins have continued to provide generally long-lived, predictable production volume.

Transportation Operations

Regency owns an approximate 49.99% general partner interest in HPC, which owns RIGS, a pipeline that, delivers natural gas from Northwest Louisiana to downstream pipelines and markets through the 450-mile intrastate natural gas pipeline. Regency also owns a 49.9% interest in MEP, a joint venture entity operated by an affiliate of KMP and owning an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama.

Contract Compression Operations

The natural gas contract compression operations include designing, sourcing, owning, insuring, installing, operating, servicing, repairing and maintaining compressors and related equipment for which Regency guarantees its customers 98% mechanical availability for land installations and 96% mechanical availability for over-water installations. Regency focuses on meeting the complex requirements of field-wide compression applications, as opposed to targeting the compression needs of individual wells within a field. These field-wide applications include compression for natural gas gathering, natural gas lift for crude oil production and natural gas processing. Regency believes that it improves the stability of its cash flow by focusing on field-wide compression applications because such applications generally involve long-term installations of multiple large horsepower compression units. Regency’s contract compression operations are primarily located in Texas, Louisiana, Arkansas and Pennsylvania.

Contract Treating Operations

Regency owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and Btu management, to natural gas producers and midstream pipeline companies. Regency’s contract treating operations are primarily located in Texas, Louisiana and Arkansas.

Other Operations

Regency’s other operations comprise of a small regulated pipeline. The regulated pipeline owns and operates an interstate pipeline that consists of 10 miles of pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

Industry Overview

The following is a discussion of the different industries in which our subsidiaries operate. ETP and Regency both have natural gas operations, and ETP also has retail propane operations.

Natural Gas Operations

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

Demand for natural gas.  Natural gas continues to be a critical component of energy consumption in the United States. According to data released in December 2010 by the Energy Information Administration, total domestic consumption of natural gas is expected to rise to 26.5 Tcf in 2035, compared to 2009 consumption of 22.7 Tcf. The industrial and electricity generation sectors currently account for more than half of natural gas usage in the United States.

Natural gas gathering.  The natural gas gathering process begins with the drilling of wells into gas-bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transportation.

Natural gas compression.  Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and to continue to produce for longer periods of time. As the pressure of a well declines, it becomes increasingly difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Field compression is typically used to lower the pressure of a gathering system. If field compression is not installed, then the remaining production in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise might not be produced.

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

Competition

The business of providing natural gas gathering, compression, treating, transporting, storing and marketing services is highly competitive. Since pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of ETP’s and Regency’s transportation and storage operations are other pipelines. ETP and Regency also compete with each other. Pipelines typically compete with each other based on location, capacity, price and reliability.

ETP and Regency face competition with respect to retaining and obtaining significant natural gas supplies under terms favorable to them for the gathering, treating and marketing portions of their businesses. ETP’s and Regency’s competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport and market natural gas. Many of ETP’s and Regency’s competitors, such as major oil and gas and pipeline companies, have substantially greater capital resources and control of supplies of natural gas.

In marketing natural gas, ETP and Regency have numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil companies, and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Local utilities and distributors of natural gas are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with ETP’s and Regency’s marketing operations.

Credit Risk and Customers

ETP and Regency maintain credit policies with regard to their counterparties that they believe significantly reduce overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty.

ETP’s and Regency’s counterparties consist primarily of petrochemical companies and other industrials, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact ETP’s and Regency’s overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, the management of ETP and the management of Regency do not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance. ETP and Regency are diligent in attempting to ensure that they issue credit to credit-worthy customers. However, ETP’s and Regency’s purchase and resale of gas exposes them to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be significant to ETP’s or Regency’s overall profitability.

During the year ended December 31, 2010, no individual customer accounted for more than 10% of ETE’s revenues.

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.  FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage, and other services. The Transwestern, Tiger and Gulf States pipelines transport natural gas in interstate commerce and thus qualify as a “natural gas companies” under the NGA subject to FERC’s regulatory jurisdiction. ETP also holds a joint venture interest in the Fayetteville Express pipeline and Regency owns an indirect 49.9% interest in the entity that owns and operates the Midcontinent Express pipeline. Both of these are NGA-jurisdictional interstate transportation systems subject to the FERC’s broad regulatory oversight.

The FERC’s NGA authority includes, among other things, the power to regulate:

•	the certification and construction of new facilities;

•	the review and approval of transportation rates;

•	the types of services that ETP’s and Regency’s regulated assets are permitted to perform;

•	the terms and conditions associated with these services;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities; and

•	the initiation and discontinuation of services.

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

In December 2009, the FERC issued an order granting Fayetteville Express Pipeline LLC (“FEP”) authorization to construct and operate the Fayetteville Express pipeline, subject to certain conditions, and FEP accepted the FERC’s certificate. Interim service began on the Fayetteville Express pipeline in the fourth quarter of 2010 and commenced service to all of its firm shippers on December 1, 2010, with the primary term of each firm shipper’s contract commencing by January 1, 2011. The rates charged for services on the Fayetteville Express pipeline are largely governed by long-term negotiated rate agreements. In the certificate order, the FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates.

In April 2010, the application for authority to construct the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service on December 1, 2010. The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements. In June 2010, ETP filed an application for authority to construct and operate a 0.4 Bcf/d expansion of the Tiger pipeline with the FERC and in February 2011 ETP accepted the FERC’s order authorizing the construction and operation of this expansion and the rate-related arrangements for the services to be provided on this expansion.

Rates charged on the Midcontinent Express pipeline are largely governed by long-term negotiated rate agreements, an arrangement approved by the FERC in its July 25, 2008 order granting MEP a certificate of public convenience and necessity to build, own and operate these facilities. In the certificate order, the FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates.

The rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are generally required to be on file with the FERC in FERC-approved tariffs. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate available to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint, and if found unjust and unreasonable, may be altered on a prospective basis by the FERC. Rate increases proposed by an interstate natural gas company may be challenged by protest or by the FERC itself, and if such proposed rate increases are found unjust and unreasonable may be rejected by the FERC in whole or in part. Any successful complaint or protest against the FERC-approved rates of ETP’s or Regency’s interstate pipelines could have a prospective impact on its revenues associated with providing interstate transmission services. ETP and Regency cannot guarantee that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities.

Under the Energy Policy Act of 2005, the FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. Pursuant to the FERC’s rules promulgated under this statutory directive, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (1) to defraud using any device, scheme or artifice; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to ETP’s and Regency’s physical purchases and sales of natural gas, NGLs or other energy commodities; their gathering or transportation of these energy commodities; and any related hedging activities that they undertake, ETP and Regency are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should ETP or Regency violate the anti-market manipulation laws and regulations, it could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Failure to comply with the NGA, the Energy Policy Act of 2005 and the other federal laws and regulations governing ETP’s and Regency’s operations and business activities can result in the imposition of administrative, civil and criminal remedies.

Intrastate Natural Gas Regulation. Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. To the extent that ETP’s or Regency’s intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline and ET Fuel System are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than ETP’s or Regency’s currently approved Section 311 rates, ETP’s or Regency’s business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.

The FERC has adopted market-monitoring and annual reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to the FERC’s NGA jurisdiction such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. The FERC also requires interstate pipelines and certain major non-interstate pipelines to post, on a daily basis, capacity, scheduled flow information and actual flow information. As these posting requirements for major non-interstate pipelines are currently on appeal before the U.S. 5th Circuit Court of Appeals, it is not known with certainty the precise form these requirements will ultimately take. Full compliance with these regulations could subject ETP or Regency to further costs and administrative burdens, none of which are expected to have a material impact on its operations.

Intrastate natural gas operations in Texas are also subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”). ETP’s intrastate pipeline and storage operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates charged for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. We cannot predict whether such a complaint will be filed against our subsidiaries or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.

Regency’s RIGS system is subject to regulation by various agencies of the State of Louisiana. Louisiana’s Pipeline Operations Section of the Department of Natural Resources’ Office of Conservation is generally responsible for regulating intrastate pipelines and gathering facilities in Louisiana and has authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. Historically, apart from pipeline safety, it has not acted to exercise this jurisdiction respecting gathering facilities. Louisiana also has agencies that regulate transportation rates, service terms and conditions and contract pricing to ensure their reasonableness and to ensure that the intrastate pipeline companies that they regulate do not discriminate among similarly situated customers.

Sales of Natural Gas and NGLs.  The price at which ETP and Regency buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which ETP and Regency sell NGLs is not subject to federal or state regulation.

To the extent that ETP and Regency enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, they are subject to FERC requirements related to use of such capacity. Any failure on ETP’s or Regency’s part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.

ETP’s and Regency’s sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. ETP and Regency cannot predict the ultimate impact of these regulatory changes to its natural gas marketing operations, and we note that some of the FERC’s regulatory changes may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. ETP and Regency do not believe that they will be affected by any such FERC action in a manner that is materially different from other natural gas marketers with whom it competes.

Gathering Pipeline Regulation.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. ETP owns a number of natural gas pipelines in Texas, Louisiana, Colorado, West Virginia and Utah that it believes meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of ETP’s gathering facilities could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.

In Texas, ETP’s and Regency’s gathering facilities are subject to regulation by the TRRC under the Texas Utilities Code in the same manner as described above for its intrastate pipeline facilities. Louisiana’s Pipeline Operations Section of the Department of Natural Resources’ Office of Conservation is generally responsible for regulating intrastate pipelines and gathering facilities in Louisiana and has authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. Historically, apart from pipeline safety, Louisiana has not acted to exercise this jurisdiction respecting gathering facilities. In Louisiana, ETP’s Chalkley System is regulated as an intrastate transporter, and the Louisiana Office of Conservation has determined that its Whiskey Bay System is a gathering system.

ETP and Regency are subject to state ratable take and common purchaser statutes in all of the states in which it operates. The ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting the right of an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels. For example, the TRRC has approved changes to its regulations governing transportation and gathering services performed by intrastate pipelines and gatherers, which prohibit such entities from unduly discriminating in favor of their affiliates. Many of the producing states have adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination allegations. ETP’s and Regency’s gathering operations could be adversely affected should they be subject in the future to the application of additional or different state or federal regulation of rates and services. ETP’s and Regency’s gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. ETP and Regency cannot predict what effect, if any, such changes might have on their operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Pipeline Safety.  ETP’s and Regency’s pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”), under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, the states in which ETP and Regency conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the safety laws and regulations may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of ETP’s and Regency’s gathering facilities from jurisdiction under the NGPSA, but does not apply to intrastate natural gas pipelines. The portions of ETP’s and Regency’s facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. Changes to federal pipeline safety laws and regulations are being considered by Congress and the DOT including changes to the “rural gathering exemption,” which, may be restricted in the future. Other safety regulations may be made more stringent and penalties could be increased. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation service.

Retail Propane Operations

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (1) residential applications, (2) industrial, commercial and agricultural applications and (3) other retail applications, including motor fuel sales. In ETP’s wholesale operations, it sells propane principally to governmental agencies and industrial end-users.

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

ETP’s propane business is largely seasonal and dependent upon weather conditions in its service areas. Historically, approximately two-thirds of ETP’s retail propane volume and substantially all of ETP’s propane-related operating income is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income in propane operations during the period from October through March of each year, and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Cash flow from operations is generally greatest when customers pay for propane purchased during the six-month peak-heating season. Sales to commercial and industrial customers are much less weather sensitive.

A substantial portion of ETP’s propane is used in the heating-sensitive residential and commercial markets causing the temperatures in its areas of operations, particularly during the six-month peak-heating season, to have a significant effect on the financial performance of its propane operations. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use.

The retail propane operations’ gross profit margins are also affected by customer mix. Sales to residential customers generate higher margins than sales to certain other customer groups, such as commercial or agricultural customers. In addition, propane gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect propane gross profit without necessarily affecting total revenues.

Retail Propane Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. ETP competes for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in the United States has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, ETP believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Even though propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost to the customer to convert from one to another. According to industry publications, propane accounts for 4.5% of household energy consumption in the United States.

In addition to competing with alternative energy sources, ETP competes with other companies engaged in the distribution business of retail propane. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Most of ETP’s customer service locations compete with five or more marketers or distributors in their area of operations. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by satellite locations.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. ETP believes that its safety programs, policies and procedures are more comprehensive than many of its smaller, independent competitors and give it a competitive advantage over such retailers.

Products, Services and Marketing

Typically, customer service locations are found in suburban and rural areas where natural gas is not readily available. Such locations generally consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to ETP’s customer service locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck and pumped into a stationary storage tank on the customer’s premises. ETP also delivers propane to retail customers in portable cylinders and to certain other bulk end-users in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations and large agricultural accounts.

ETP encourages its customers whose propane needs are temperature sensitive to implement a regular delivery schedule. Many of ETP’s residential customers receive their propane supply pursuant to an automatic delivery system, which eliminates the customer’s need to make an affirmative purchase decision and allows for more efficient route scheduling. ETP also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances.

Of the retail gallons ETP sold in 2010, approximately 55% were to residential customers, 29% were to industrial, commercial and agricultural customers, and 16% were to other retail users. While sales to residential customers in 2010 accounted for 55% of total retail gallons sold, they accounted for approximately 68% of ETP’s gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than the other markets ETP serves. Industrial, commercial and agricultural sales accounted for 20% of ETP’s gross profit from propane sales for 2010, with all other retail users accounting for 12%. No single customer accounted for 10% or more of consolidated revenues in 2010.

Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which ETP operates can significantly affect the total volumes of propane that ETP sells and the margins realized thereon and, consequently, its results of operations. ETP believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Propane Supply and Storage

ETP’s supplies of propane historically have been readily available from its supply sources. ETP purchases from over 40 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In 2010, Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) and Targa

Liquids Marketing and Trade (“Targa”) provided approximately 53.5%, and 12.9% of ETP’s combined total propane supply, respectively. Enterprise owns approximately 17.6% of our outstanding Common Units. ETP’s propane operations purchase a portion of its propane from Enterprise pursuant to an agreement that was extended until March 2015, and includes an option to extend the agreement an additional year. Substantially all agreements with Targa have a maximum duration of one year.

In addition, ETP has a propane purchase agreement with M.P. Oils, Ltd. to purchase not less than 90.0 million gallons of propane that expires in 2015, which provided 13.3% of ETP’s combined total propane supply during 2010.

ETP believes that if supplies from Enterprise, Targa or M.P. Oils, Ltd. were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. No other single supplier provided more than 10% of ETP’s total domestic propane supply during 2010. Although ETP cannot guarantee that supplies of propane will be readily available in the future, it believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices without a material disruption of operations if supplies are interrupted from any of its existing sources. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

Except for ETP’s agreements with Enterprise and M.P. Oils, Ltd., ETP typically enters into one-year supply agreements. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or at the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. ETP generally has attempted to reduce price risk by purchasing propane on a short-term basis. ETP has on occasion purchased for future resale significant volumes of propane for storage during periods of low demand, which generally occur during the summer months, at the then current market price, both at its customer service locations and in major storage facilities. ETP receives its supply of propane predominately through railroad tank cars and common carrier transport.

ETP leases space in larger storage facilities in Arizona, New Mexico, Texas, and smaller storage facilities in other locations, and has the opportunity to use storage facilities in additional locations when it “pre-buys” product from sources having such facilities. ETP believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows ETP to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, or at favorable prices, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

Pricing Policy

Pricing policy is an essential element in the marketing of propane. ETP relies on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of each customer service location’s propane suppliers. In most situations, ETP believes that its pricing methods will permit it to respond to changes in supply costs in a manner that protects its gross margins and customer base, to the extent such protection is possible. In some cases, however, ETP’s ability to respond quickly to cost increases could occasionally cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.

Environmental Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, or transporting natural gas, NGLs and other products is subject to stringent and complex federal, state, and local environmental and safety laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impair ETP’s and Regency’s business activities that affect the environment in many ways, such as:

•	restricting how ETP and Regency can release materials or waste products into the air, water, or soils;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands or areas of endangered species habitat, or otherwise constraining how or when construction is conducted;

•	requiring remedial action to mitigate pollution from former operations, or requiring plans and activities to prevent pollution from ongoing operations; and

•

imposing substantial liabilities on ETP and Regency for pollution resulting from its operations, including, for example, potentially enjoining the operations of facilities if it were determined that they did not comply with permit terms.

Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits. ETP and Regency have implemented environmental programs and policies designed to reduce potential liability and costs under applicable environmental laws and regulations.

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Changes in environmental laws and regulations that result in more stringent waste handling, storage, transport, disposal, or remediation requirements will increase ETP’s and Regency’s costs for performing those activities, and if those increases are sufficiently large, they could have a material adverse effect on its operations and financial position. Moreover, risks of process upsets, accidental releases or spills are associated with ETP’s and Regency’s operations, and ETP and Regency cannot guarantee that they will they not incur significant costs and liabilities if such upsets, releases, or spills were to occur. In the event of future increases in costs, ETP and Regency may be unable to pass on those increases to their customers. While ETP and Regency believe they are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on ETP or Regency, there is no assurance that this trend will continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA” or “Superfund,”) and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. One class of “responsible persons” is the current owners or operators of contaminated property, even if the contamination arose as a result of historical operations conducted by previous, unaffiliated occupants of the property. Under CERCLA, “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It also is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although “petroleum” is excluded from the definition of hazardous substance under CERCLA, ETP will generate materials in the course of its operations that may be regulated as hazardous substances under CERCLA. ETP and Regency also may incur liability under the Resource Conservation and Recovery Act (“RCRA”) which imposes requirements related to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of ETP’s and Regency’s operations, ETP and Regency may generate certain types of non-excluded petroleum product wastes as well as ordinary industrial wastes such as paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous or solid wastes.

ETP and Regency currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although ETP and Regency used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by ETP or Regency, or on or under other locations where such wastes were taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under ETP’s or Regency’s control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, ETP and Regency could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by ETP in July 2001 had previously received and responded to a request for information from the United States Environmental Protection Agency (the “EPA”) regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. ETP has not received any follow-up correspondence from the EPA on the matter since its acquisition of the predecessor company in 2001. In addition, through ETP’s acquisitions of ongoing businesses, ETP is currently involved in several remediation projects that have cleanup costs and related liabilities. As of December 31, 2010 and 2009, accruals of $13.8 million and $12.6 million, respectively, and were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with ETP’s acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. (“Titan”) or its predecessors and the predecessor owner’s share of certain environmental liabilities of ETC OLP.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is approximately $8.2 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCBs. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on ETP’s financial position, results of operations or cash flows.

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Any unpermitted release of pollutants, including NGLs or condensates, from ETP’s or Regency’s systems or facilities could result in fines or penalties, as well as significant remedial obligations. ETP and Regency believe that they are in substantial compliance with the Clean Water Act. Environmental regulations were recently modified for the EPA’s Spill Prevention, Control and Countermeasures (“SPCC”) program. ETP and Regency are currently reviewing the impact to their operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but each of ETP and Regency believes such costs will not have a material adverse effect on their financial position, results of operations or cash flows.

The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose ETP and Regency to civil and criminal enforcement actions. ETP has established agency-approved baseline monitoring of NOx emissions from its Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and ETP has a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. On March 30, 2010, the Texas Commission on Environmental Quality (“TCEQ”) adopted two revisions to the state implementation plan responding to the EPA’s re-designation of the Houston area to a severe ozone non-attainment area. These revisions will require reductions in current emissions. By March 2013, the Texas Commission on Environmental Quality is required to develop a plan to address the recent change in the ozone standard from 0.08 parts per million (“ppm”) to 0.075 ppm and the EPA recently proposed lowering the standard even further, to somewhere in between 0.06 and 0.07 ppm. ETP and Regency expect these efforts will result in the adoption of new regulations that may require additional NOx emissions reductions at large emission sources in the Houston-

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emission of such gases are, according to the EPA, contributing to global warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under existing provisions of the federal Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require ETP or Regency to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas or NGLs. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on ETP’s or Regency’s businesses, financial conditions and results of operations.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. On November 8, 2010, the EPA adopted an expansion of its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. Under the new rule, reporting of greenhouse gas emissions from such facilities, including many of ETP’s and Regency’s facilities, are now required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Any limitation on emissions of greenhouse gases from ETP’s or Regency’s equipment and operations or the requirement that they obtain allowances for such emissions, as well as the NGLs that they produce, could require ETP and Regency to incur significant costs to reduce emissions of greenhouse gases associated with their operations or acquire allowances at the prevailing rates in the marketplace.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, ETP’s and Regency’s operations could be adversely affected in various ways, including damages to their facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane and natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market the fuels that they produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

ETP’s and Regency’s pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule, requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing, or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. ETP expects that it will incur pipeline integrity costs of $12.1 million in capital costs and $10.4 million in operating and maintenance costs over the next year. Regency estimates that it will incur pipeline integrity costs of $0.2 million in 2011. Integrity testing and assessment of all of ETP’s and Regency’s assets will continue, and the potential exists that results of testing and assessment could cause ETP or Regency to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

ETP and Regency are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in ETP’s and Regency’s operations and that this information be provided to employees, state and local government authorities and citizens. ETP and Regency believe that their operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which ETP operates. In some states, these laws are administered by state agencies, and in others, they are administered on a municipal level. With respect to the transportation of propane by truck, ETP is subject to regulations governing the transportation of hazardous materials under the Federal Motor Carrier Safety Act, administered by the DOT. ETP conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. ETP believes that the procedures currently in effect at all of our facilities for the handling, storage, and distribution of propane are consistent with industry standards and are in substantial compliance with applicable laws and regulations.

On December 21, 2009, the Colorado Department of Public Health and Environment Air Pollution Control Division (“Division”) issued a Compliance Order on Consent (“Consent Order”) pursuant to which the Division determined that one of ETP’s subsidiaries, ETC Canyon Pipeline, LLC (“ETC Canyon”) violated certain of its operating and construction permits and Colorado air quality statutes at two natural gas processing plants located in Rio Blanco County, Colorado. In full and final resolution of those matters, ETC Canyon agreed to pay a penalty of $0.2 million. The entry into the Consent Order did not constitute an admission by ETC Canyon of any of the factual or legal determinations of the Division. The Consent Order also required ETC Canyon to perform testing of the thermal oxidizers at one of its facilities to demonstrate compliance with emissions limits. ETC Canyon has conducted this performance testing, and the Division is in the process of reviewing the test data to determine whether the facility is in compliance. ETP cannot predict what course of action the Division will take; however, ETP does not expect any future penalties related to this matter to have a material impact on its financial position, results of operations or cash flows.

Employees

As of December 31, 2010, ETE and its subsidiaries employed an aggregate of 6,229 employees, of which 58 are represented by labor unions. We and our subsidiaries believe that our relations with our employees are satisfactory.

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

The amount of cash that ETP and Regency can distribute to their partners, including us, each quarter depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter and will depend on, among other things:

•	the amount of natural gas transported through ETP’s and Regency’s transportation pipelines and gathering systems;

•	the level of throughput in its processing and treating operations;

•	the fees they charged and the margins realized by ETP and Regency for their gathering, treating, processing, storage and transportation services;

•	the price of natural gas and NGLs;

•	the relationship between natural gas and NGL prices;

•	the weather in their respective operating areas;

•	the cost of the propane ETP buys for resale and the prices it receives for its propane;

•	the level of competition from other midstream companies, interstate pipeline companies, propane companies and other energy providers;

•	the level of their respective operating costs;

•	prevailing economic conditions; and

•	the level of their respective derivative activities.

In addition, the actual amount of cash that ETP and Regency will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures they make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	debt service requirements;

•	fluctuations in working capital needs;

•	their ability to borrow under their respective credit facilities;

•	their ability to access capital markets;

•	restrictions on distributions contained in their respective debt agreements; and

•	the amount, if any, of cash reserves established by the board of directors and their respective general partners in their discretion for the proper conduct of their respective businesses.

ETE does not have any control over many of these factors, including the level of cash reserves established by the board of directors and ETP’s and Regency’s respective General Partners. Accordingly, we cannot guarantee that ETP or Regency will have sufficient available cash to pay a specific level of cash distributions to its partners.

Furthermore, Unitholders should be aware that the amount of cash that ETP and Regency have available for distribution depends primarily upon cash flow and is not solely a function of profitability, which is affected by non-cash items. As a result, ETP and Regency may declare and/or pay cash distributions during periods when they record net losses. Please read “Risks Related to the Businesses of Energy Transfer Partners and Regency Energy Partners” included in this Item 1A for a discussion of further risks affecting ETP’s and Regency’s ability to generate distributable cash flow.

We may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

The source of our earnings and cash flow is cash distributions from ETP and Regency. Therefore, the amount of distributions we are currently able to make to our Unitholders may fluctuate based on the level of distributions ETP and Regency makes to their partners. ETP or Regency may not be able to continue to make quarterly distributions at their current level or increase their quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if ETP or Regency increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ETP or Regency to us.

Our ability to distribute cash received from ETP and Regency to our Unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ETP or Regency, including tax liabilities of our corporate subsidiaries, if any;

•	capital contributions we may make to maintain our General Partner interests in ETP or Regency upon the issuance of additional partnership securities by ETP or Regency, as applicable; and

•	reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

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

Furthermore, if our Unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our General Partner. Our General Partner may not be removed except upon the vote of the holders of at least 66  2/3% of our outstanding units. Because the equity owners of our General Partner and their affiliates own 68,420,218 Common Units, representing approximately 31% of our outstanding Common Units, it will be particularly difficult for our General Partner to be removed without the consent of the equity owners of our General Partner and their affiliates. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Similarly, at the historical level of Regency distributions prior to the completion of the Regency Transactions, Regency GP received its pro rata share of incremental cash distributions from Regency at the 23% level pursuant to its incentive distribution rights in Regency. A decrease in the amount of distributions by Regency to less than $0.4375 per Common Unit per quarter would have reduced Regency GP’s percentage of the incremental cash distributions above $0.4025 per Common Unit per quarter from 23% to 13%. As a result, following the completion of the Regency Transactions and our acquisition of the equity interests in Regency GP, any such reduction in quarterly cash distributions from Regency would have the effect of disproportionately reducing the amount of all distributions that we receive from Regency based on our ownership interest in the incentive distribution rights of Regency as compared to cash distributions we receive from Regency on our General Partner interest in Regency and our Regency Common Units.

The consolidated debt level and debt agreements of ETP and Regency and those of their subsidiaries may limit the distributions we receive from ETP and Regency, as well as our future financial and operating flexibility.

As of December 31, 2010, ETP had approximately $6.44 billion of consolidated debt outstanding, excluding the credit facilities of its joint ventures, which it guarantees in part and Regency had approximately $1.14 billion of consolidated debt outstanding, excluding the credit facilities of their joint ventures. ETP’s and Regency’s levels of indebtedness affect their operations in several ways, including, among other things:

•

a significant portion of ETP’s and Regency’s cash flows from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us;

•

covenants contained in ETP’s and Regency’s existing debt agreements require ETP and Regency to meet financial tests that may adversely affect their flexibility in planning for and reacting to changes in their respective businesses;

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

•

failure to comply with the various restrictive covenants of the debt agreements could negatively impact ETP’s and Regency’s ability to incur additional debt, including their ability to utilize the available capacity under their revolving credit facilities, and to pay distributions.

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

Construction of new expansion projects will require significant amounts of debt and equity financing which may not be available to ETP or Regency on acceptable terms, or at all.

ETP and Regency plan to fund their growth capital expenditures, including any new future pipeline construction projects ETP or Regency may undertake, with proceeds from sales of ETP’s or Regency’s debt and equity securities and borrowings under their respective revolving credit facilities; however, ETP or Regency cannot be certain that they will be able to issue debt and equity securities on terms satisfactory to them, or at all. In addition, ETP or Regency may be unable to obtain adequate funding under their current revolving credit facility because ETP’s or Regency’s lending counterparties may be unwilling or unable to meet their funding obligations. If ETP or Regency are unable to finance their expansion projects as expected, ETP or Regency could be required to seek alternative financing, the terms of which may not be attractive to ETP or Regency, or to revise or cancel its expansion plans.

A significant increase in ETP’s or Regency’s indebtedness that is proportionately greater than ETP’s or Regency’s respective issuances of equity could negatively impact ETP’s or Regency’s respective credit ratings or their ability to remain in compliance with the financial covenants under their respective revolving credit agreements, which could have a material adverse effect on ETP’s or Regency’s financial condition, results of operations and cash flows.

Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.

In addition to our exposure to commodity prices, we have significant exposure to increases in interest rates. As of December 31, 2010, we had approximately $687.3 million of consolidated variable rate debt outstanding, which consisted of borrowings under ETP’s and Regency’s revolving credit facilities of $402.3 million and $285.0 million, respectively and excludes borrowings of ETP’s and Regency’s joint ventures. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We had the following interest rate swaps outstanding as of December 31, 2010, none of which are designated as hedges for accounting purposes:

Entity	Term	Notional Amount	Type
ETP	August 2012 (1)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
ETP	July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%
Regency	April 2012	250,000	Pay a fixed rate of 1.325% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

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

The credit and business risk profiles of our General Partner or indirect owners of our General Partner may be factors in credit evaluations of us as a publicly traded limited partnership due to the significant influence of our General Partner and indirect owners over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our General Partner and its owners, including the degree of their financial leverage and their dependence on cash flow from us to service their indebtedness.

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

Our General Partner may transfer its general partner interest in us to a third party without the consent of our Unitholders. Furthermore, the members of our General Partner may transfer all or part of their ownership interest in our General Partner to a third party without the consent of the Unitholders. The new owner or owners of our

General Partner or the general partner of the General Partner would then be in a position to replace the directors and officers of our General Partner and control the decisions made and actions taken by the board of directors and officers.

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

Under limited circumstances, our Unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither Energy Transfer Equity, ETP nor Regency may make a distribution to its Unitholders if the distribution would cause Energy Transfer Equity’s, ETP’s or Regency’s respective liabilities to exceed the fair value of their respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

If we cease to manage and control ETP or Regency in the future, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control ETP or Regency and are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.

Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes, in which case we would be treated as a corporation for federal income tax purposes. For further discussion of the importance of our treatment as a partnership for federal income tax purposes and the implications that would result from our treatment as a corporation in any taxable year, please read the risk factor below entitled “Our tax treatment depends on our continuing status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us, ETP or Regency as a corporation for federal income tax purposes or if we, ETP or Regency become subject to a material amount of additional entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to Unitholders.

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

In addition, ETP GP and Regency GP can be removed as ETP’s General Partner if that removal is approved by Unitholders holding at least 66 2/3% of ETP’s or Regency’s respective outstanding Common Units (including units held by ETP GP or Regency GP and their respective affiliates). Currently, ETP GP and its affiliates own approximately 26% of ETP’s outstanding Common Units, and Regency GP and its affiliates own approximately 19% of Regency’s outstanding Common Units.

If ETP GP or Regency GP withdraws from being ETP’s or Regency’s respective General Partner in compliance with ETP’s or Regency’s partnership agreement, as applicable, or is removed from being ETP’s or Regency’s respective General Partner under circumstances not involving a final adjudication of actual fraud, gross negligence or willful and wanton misconduct, it may require the successor General Partner to purchase its General Partner interests, incentive distribution rights and limited partner interests in ETP or Regency, as applicable, for fair market value. If ETP GP or Regency GP withdraws from being ETP’s or Regency’s respective General Partner in violation of ETP’s or Regency’s partnership agreement, as applicable, or is removed from being ETP’s or Regency’s General Partner in circumstances where a court enters a judgment that cannot be appealed finding it liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as ETP’s or Regency’s General Partner, and the successor General Partner does not exercise its option to purchase the General Partner interests, incentive distribution rights and limited partner interests in ETP or Regency, as applicable, for fair market value, then the General Partner interests and incentive distribution rights in ETP or Regency, as applicable, could be converted into limited partner interests pursuant to a valuation performed by an investment banking firm or other independent expert. Under any of the foregoing scenarios, ETP GP or Regency GP would lose control over the management and affairs of ETP or Regency, as applicable, thereby increasing the risk that we would be deemed an investment company subject to regulation under the Investment Company Act of 1940. In addition, our indirect ownership of the General Partner interests and 100% of the incentive distribution rights in ETP and Regency, to which a significant portion of the value of our Common Units is currently attributable, could be cashed out or converted into ETP or Regency Common Units, as applicable, at an unattractive valuation.

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

Future sales of the ETP or Regency Common Units we own or other limited partner interests in the public market could reduce the market price of our Unitholders’ limited partner interests.

As of December 31, 2010, we owned approximately 50.2 million Common Units of ETP and approximately 26.3 million Common Units of Regency. If we were to sell and/or distribute our ETP or Regency Common Units to the holders of our equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of ETP’s or Regency’s outstanding Common Units and our receipt of cash distributions.

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

As of December 31, 2010, our consolidated balance sheets reflected $1.60 billion of goodwill and $1.03 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.

ETP or Regency may issue additional Common Units, which may increase the risk that ETP or Regency will not have sufficient available cash to maintain or increase its per unit distribution level.

The partnership agreements of each ETP and Regency allow ETP and Regency, respectively, to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by ETP or Regency will have the following effects:

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

Risks Related to Conflicts of Interest

Although we control ETP and Regency through our ownership of their respective General Partners, ETP’s General Partner owes fiduciary duties to ETP and ETP’s Unitholders, and Regency’s General Partner owes fiduciary duties to Regency and Regency’s Unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and ETP, Regency and their respective limited partners, on the other hand. The directors and officers of ETP’s and Regency’s General Partners have fiduciary duties to manage ETP and Regency, respectively, in a manner beneficial to us. At the same time, the General Partners have fiduciary duties to manage ETP and Regency, respectively, in a manner beneficial to ETP, Regency and their respective limited partners. The board of directors of ETP’s General Partner Regency’s general partner will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.

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

If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2010, the equity owners of our General Partner and their affiliates owned approximately 31% of our Common Units.

We own an interstate pipeline that is subject to rate regulation by the Federal Energy Regulatory Commission and, in the event that 15% or more of our outstanding Common Units, in the aggregate, are held by persons who are not eligible holders, Common Units held by persons who are not eligible holders will be subject to the possibility of redemption at the then-current market price.

We own interstate pipelines that are subject to rate regulation of the Federal Energy Regulatory Commission, FERC, and as a result our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our Unitholders, that would require transferees of Common Units and, upon the request of our General Partner, existing holders of our Common Units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to utilize a federal income tax expense as a component of the pipeline’s rate base upon which tariffs may be established under FERC rate-making policies applicable to entities that pass-through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented and 15% or more of our outstanding Common Units are held by persons who are not Eligible Holders, we will have the right to redeem the units held by persons who are not Eligible Holders at the then-current market price. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

Risks Related to the Businesses of ETP and Regency

Since our cash flows consist exclusively of distributions from ETP and Regency, risks to the businesses of ETP and Regency are also risks to us. We have set forth below risks to the businesses of ETP and Regency, the occurrence of which could have a negative impact on their respective financial performance and decrease the amount of cash it is able to distributed to us.

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

The profitability of certain activities in midstream and intrastate transportation and storage operations are largely dependent upon natural gas commodity prices, price spreads between two or more physical locations and market demand for natural gas and NGLs, which are factors beyond ETP’s or Regency’s control and have been volatile.

Income from midstream and intrastate transportation and storage operations is exposed to risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and ETP and Regency expect this volatility to continue. For example, during the year ended December 31, 2010, the NYMEX settlement price for the prompt month contract ranged from a high of $5.81 per million Btu, or MMBtu to a low of $3.29 per MMBtu. Additionally, a composite of the Mt. Belvieu average NGLs price based upon ETP’s average NGLs composition during the year ended December 31, 2010 ranged from a high of approximately $1.25 per gallon to a low of approximately $1.00 per gallon.

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

ETP’s and Regency’s success depends upon their ability to continually contract for new sources of natural gas supply and natural gas transportation services.

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

ETP’s and Regency’s transportation pipelines are also dependent upon natural gas production in areas served by their pipelines or in areas served by other gathering systems or transportation pipelines that connect with their transportation pipelines. A material decrease in natural gas production in ETP’s and Regency’s areas of operation or in other areas that are connected to ETP’s or Regency’s areas of operation by third party gathering systems or pipelines, as a result of depressed commodity prices or otherwise, would result in a decline in the volume of natural gas ETP and Regency handle, which would reduce their respective revenues and operating income. In addition, ETP’s and Regency’s future growth will depend, in part, upon whether they can contract for additional supplies at a greater rate than the natural decline rate in their currently connected supplies.

ETP and Regency may not be able to fully execute their growth strategies if they encounter increased competition for qualified assets.

ETP and Regency each have strategies that contemplate growth through the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining strong balance sheets. These strategies include constructing and acquiring additional assets and businesses to enhance their ability to compete effectively and diversify their respective asset portfolios, thereby providing more stable cash flow. ETP and Regency regularly consider and enter into discussions regarding, and are currently contemplating, the acquisition of additional assets and businesses, stand alone development projects or other transactions that ETP and Regency believe will present opportunities to realize synergies and increase cash flow.

Consistent with their acquisition strategies, managements of ETP and Regency is continuously engaged in discussions with potential sellers regarding the possible acquisition of additional assets or businesses. Such acquisition efforts may involve ETP or Regency management’s participation in processes that involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which ETP or Regency believes it is the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We cannot assure that ETP’s or Regency’s current or future acquisition efforts will be successful or that any such acquisition will be completed on favorable terms.

In addition, ETP and Regency each are experiencing increased competition for the assets they purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in ETP or Regency losing to other bidders more often or acquiring assets at higher prices, both of which would limit ETP’s or Regency’s ability to fully execute their respective growth strategies. Inability to execute their respective growth strategies may materially adversely impact ETP’s or Regency’s results of operations.

If ETP and Regency do not make acquisitions on economically acceptable terms, their future growth could be limited.

ETP’s and Regency’s results of operations and their ability to grow and to increase distributions to Unitholders will depend in part on their ability to make acquisitions that are accretive to their respective distributable cash flow.

ETP and Regency may be unable to make accretive acquisitions for any of the following reasons, among others:

•	inability to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	inability to raise financing for such acquisitions on economically acceptable terms; or

•	inability to outbid by competitors, some of which are substantially larger than ETP or Regency and may have greater financial resources and lower costs of capital.

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

During the past several years, ETP and Regency have constructed several new pipelines, and ETP and Regency are currently involved in constructing additional pipelines. ETP’s and Regency’s results of operations and their ability to grow and to increase distributable cash flow per unit will depend, in part, on their ability to construct pipelines that are accretive to their respective distributable cash flow. ETP or Regency may be unable to construct pipelines that are accretive to distributable cash flow for any of the following reasons, among others:

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

One of the ways that ETP and Regency have grown their respective businesses is through the construction of additions to existing gathering, compression, treating, processing and transportation systems. The construction of a new pipeline or the expansion of an existing pipeline, by adding additional compression capabilities or by adding a second pipeline along an existing pipeline, and the construction of new processing or treating facilities, involve numerous regulatory, environmental, political and legal uncertainties beyond ETP’s and Regency’s control and require the expenditure of significant amounts of capital to be financed through borrowings, the issuance of additional equity or from operating cash flow. If ETP or Regency undertakes these projects, they may not be completed on schedule or at all or at the budgeted cost. A variety of factors outside ETP’s or Regency’s control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third-party contractors may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on ETP’s or Regency’s results of operations and cash flows. Moreover, revenues may not increase immediately following the completion of a particular project. For instance, if ETP or Regency builds a new pipeline, the construction will occur over an extended period of time, but ETP or Regency, as applicable, may not materially increase its revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as ETP’s and Regency’s abilities to obtain commitments from producers in these areas to utilize the newly constructed pipelines. In this regard, ETP and Regency may construct facilities to capture anticipated future growth in natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve ETP’s or Regency’s expected investment return, which could adversely affect its results of operations and financial condition.

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

ETP and Regency rely on a limited number of major shippers to transport certain minimum volumes of natural gas on their respective pipelines, and Regency maintains contracts for compression services with a limited number of key customers. The failure of the major shippers on ETP’s or Regency’s pipelines or of other key customers to fulfill their contractual obligations under these contracts could have a material adverse effect on the cash flow and results of operations of us, ETP or Regency if ETP or Regency, as applicable, was not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

Federal, state or local regulatory measures could adversely affect the business and operations of ETP’s or Regency’s midstream and intrastate assets.

Midstream and intrastate transportation and storage operations are generally exempt from FERC regulation under the NGA, but FERC regulation still significantly affects ETP’s and Regency’s businesses and the market for their products. The rates, terms and conditions of some of the transportation and storage services ETP provides on the HPL System, the East Texas pipeline, the Oasis pipeline and the ET Fuel System are subject to FERC regulation under Section 311 of the Natural Gas Policy Act (“NGPA”) similarly, FERC regulates the rates, terms and conditions of services with regard to Section 311 service provided by RIGS. Under Section 311, rates charged for transportation and storage must be fair and equitable. Amounts collected in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service, set forth in the pipeline’s statement of operating conditions, are subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than its currently approved rates, ETP or Regency may suffer a loss of revenue. Failure to observe the service limitations applicable to storage and transportation service under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status and/or the imposition of administrative, civil and criminal penalties.

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

The expansion phase of RIGS in North Louisiana was placed in service on January 27, 2010. On January 28, 2010, RIGS filed and implemented revised rates with FERC, which reflects on a system-wide basis, the costs of and contracts for the use of the expanded RIGS system. The rate case reflected a substantial increase in the rate base of RIGS, as well as increased costs, including return and income taxes, arising from the Haynesville Expansion Project and Red River Lateral.

On June 15, 2010, RIGS filed an uncontested offer of settlement proposing to resolve all issues related to RIGS’ January 28, 2010 rate filing. Among other things, the offer of settlement would allow RIGS to place the revised rates in effect on February 1, 2010 and to avoid any refund obligations. RIGS’ shippers are subject, in large part, to fixed or capped contract rates and as such may be largely unaffected by any increase in RIGS’ maximum rates. The proposed settlement, which was made subject to a shortened comment period, was not protested or made the subject of adverse comments by any party. The uncontested offer of settlement was accepted by FERC by order issued June 24, 2010.

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

ETP’s storage facilities are also subject to the jurisdiction of the TRRC. Generally, the TRRC has jurisdiction over all underground storage of natural gas in Texas, unless the facility is part of or connected to an interstate gas pipeline system. Because the natural gas storage facilities of the ET Fuel System and HPL System are only connected to intrastate gas pipelines, they fall within the TRRC’s jurisdiction and must be operated pursuant to TRRC permit. Certain changes in ownership or operation of TRRC-jurisdictional storage facilities, such as facility expansions and increases in the maximum operating pressure, must be approved by the TRRC through an amendment to the facility’s existing permit. In addition, the TRRC must approve transfers of the permits. Texas laws and regulations also require all natural gas storage facilities to be operated to prevent waste, the uncontrolled escape of gas, pollution and danger to life or property. Accordingly, the TRRC requires natural gas storage facilities to implement certain safety, monitoring, reporting and record-keeping measures.

Violations of the terms and provisions of a TRRC permit or a TRRC order or regulation can result in the modification, cancellation or suspension of an operating permit and/or civil penalties, injunctive relief, or both.

The states in which ETP and Regency conduct operations administer federal pipeline safety standards under the Pipeline Safety Act of 1968 (“Pipeline Safety Act”) which requires certain pipeline companies to comply with safety standards in constructing and operating the pipelines, and subjects pipelines to regular inspections. Some of ETP’s gathering facilities are exempt from the requirements of the Pipeline Safety Act. In respect to recent pipeline accidents in other parts of the country, Congress and the DOT are considering heightened pipeline safety requirements.

Failure to comply with applicable laws and regulations could result in the imposition of administrative, civil and criminal remedies.

ETP’s and Regency’s interstate pipelines are subject to laws, regulations and policies governing the rates they are allowed to charge for their services.

Laws, regulations and policies governing interstate natural gas pipeline rates could affect the ability of ETP’s and Regency’s interstate pipelines to establish rates, to charge rates that would cover future increases in its costs, or to continue to collect rates that cover current costs. NGA-jurisdictional natural gas companies must charge rates that are deemed just and reasonable by FERC. The rates charged by natural gas companies are generally required to be on file with FERC in FERC-approved tariffs. Pursuant to the NGA, existing tariff rates may be challenged by complaint and rate increases proposed by the natural gas company may be challenged by protest. ETP and Regency also may be limited by the terms of negotiated rate agreements from seeking future rate increases, or constrained by competitive factors from charging its FERC-approved maximum just and reasonable rates. Further, the FERC has the ability, on a prospective basis, order refunds of amounts collected under rates that have been found by FERC to be in excess of a just and reasonable level.

Transwestern filed a general rate case in September 2006. The rates in this proceeding were settled and are final and no longer subject to refund. Transwestern is not required to file a new general rate case until October 2011. However, shippers (other than shippers that have agreed, as parties to the Stipulation and Agreement, not to challenge Transwestern’s tariff rates through the remaining term of the settlement) have the statutory ability to challenge the lawfulness of tariff rates that have become final and effective. FERC may also investigate such rates on its own initiative.

Most of the rates to be paid by the initial shippers on the Midcontinent Express pipeline are established pursuant to long-term, negotiated rate transportation agreements. Other prospective shippers on Midcontinent Express pipeline that elect not to pay a negotiated rate for service may opt instead to pay a cost-based recourse rate established by FERC as part of MEP’s certificate of public convenience and necessity. Negotiated rate agreements generally provide a degree of certainty to the pipeline and shipper as to a fixed rate during the term of the relevant transportation agreement, but such agreements can limit the pipeline’s future ability to collect costs associated with construction and operation of the pipeline that might be higher than anticipated at the time the negotiated rate agreement was entered. FERC applications for authorization to construct, own and operate the Fayetteville Express pipeline and the Tiger pipeline were filed on June 15, 2009 and August 31, 2009, respectively. On December 17, 2009, the FERC issued an order granting authorization to construct, own and operated the Fayetteville Express pipeline, and on April 7, 2010, the FERC issued an order granting authorization to construct, own and operate the Tiger pipeline. On June 17, 2010, ETP filed an application for authorization to construct, own and operate the Tiger pipeline expansion project to add 400 MMcf/d of capacity to the Tiger pipeline. In February 2011, ETP accepted the FERC’s order authorizing the construction and operation of this expansion project.

Any successful challenge to the rates of ETP’s or Regency’s interstate natural gas companies, whether brought by complaint, protest or investigation, could reduce its revenues associated with providing transportation services on a prospective basis. We, ETP and Regency cannot assure Unitholders that ETP’s or Regency’s interstate pipelines will be able to recover all of their costs through existing or future rates.

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

ETP and Regency must on occasion rely upon rulings by the FERC or other governmental authorities to carry out certain of their business plans. For example, in order to carry out its plan to construct the Fayetteville Express and Tiger pipelines ETP was required to, among other things, file and support before the FERC NGA Section 7(c) applications for certificates of public convenience and necessity to build, own and operate such facilities. ETP and Regency cannot guarantee that FERC will authorize construction and operation of any future interstate natural gas transportation project it might propose. ETP and Regency are required to attain approval from the FERC for expansions of their pipeline facilities. ETP cannot guarantee that the FERC will authorize any future interstate natural gas transportation project ETP might propose. Moreover, there is no guarantee that certificate authority for interstate projects will be granted in a timely manner or without being subject to potentially burdensome conditions.

Similarly, MEP was required to obtain from FERC a certificate of public convenience and necessity to build, own and operate the Midcontinent Express pipeline. Although the FERC has granted such certificate authority, the FERC’s certificate order is currently pending judicial review before the United States Court of Appeals for the District of Columbia Circuit. ETP and Regency cannot guarantee that the court will affirm, in all material respects, the FERC’s July 25, 2008 Midcontinent Express certificate order, or that the FERC will not materially alter the certificate order on any remand that might be ordered by the court. There are also pending requests for rehearing related to certain of the FERC’s post-certification orders related to the Midcontinent Express project. ETP and Regency cannot guarantee that these post-certification orders will not be altered on rehearing or that these orders will not be subject to judicial review.

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

ETP’s and Regency’s natural gas operations and ETP’s propane operations are subject to stringent federal, state and local laws and regulations that seek to protect human health and the environment, including those governing the emission or discharge of materials into the environment. These laws and regulations may require the acquisition of permits for ETP’s and Regency’s operations, result in capital expenditures to manage, limit, or prevent emissions, discharges or releases of various materials from ETP’s and Regency’s pipelines, plants and facilities and impose substantial liabilities for pollution resulting from ETP’s and Regency’s operations. Several governmental authorities, such as the EPA have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctive relief.

ETP and Regency may incur substantial environmental costs and liabilities because of the underlying risk inherent to its operations. Certain environmental laws and regulations can provide for joint and several strict liability for cleanup to address discharges or releases of petroleum hydrocarbons or other materials or wastes at sites to which ETP or Regency may have sent wastes or on, under, or from ETP’s and Regency’s properties and facilities, many of which have been used for industrial activities for a number of years, even if such discharges were caused by ETP’s and Regency’s respective predecessors. Private parties, including the owners of properties through which ETP’s and Regency’s gathering systems pass or facilities where their petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. For example, the total accrued future estimated cost of remediation activities relating to ETP’s Transwestern pipeline operations was approximately $8.2 million as of December 31, 010, which is included in the aggregate environmental accruals, and such activities are expected to continue through 2025.

Changes in environmental laws and regulations occur frequently, and changes that result in significantly more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on ETP’s and Regency’s operations or financial position. For example, the EPA in 2008 lowered the federal ozone standard from 0.08 ppm to 0.075 ppm, which will require the environmental agencies in states with areas that do not currently meet this standard to adopt new rules to further reduce NOx and other ozone precursor emissions. The EPA recently proposed to lower the standard even further, to somewhere between 0.06 and 0.07 ppm. ETP and Regency have previously been able to satisfy the more stringent NOx emission reduction requirements that affect its compressor units in ozone non-attainment areas at reasonable cost, but there is no guarantee that the changes ETP or Regency may have to make in the future to meet the new ozone standard or other evolving standards will not require it to incur costs that could be material to its operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas and other hydrocarbon products that ETP and Regency transport, store or otherwise handle in connection with their transportation, storage, and midstream services.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require ETP or Regency to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas or NGLs. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on ETP’s or Regency’s businesses, financial conditions and results of operations.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, the operations of ETP and Regency could be adversely affected in various ways, including damages to their facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for ETP’s propane and ETP’s and Regency’s natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that ETP and Regency produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for ETP’s and Regency’s fuels could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on the business of ETP and Regency.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could slow ETP’s and Regency’s customers’ development of shale gas supplies.

Congress is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills, which are pending in the Energy and Commerce Committee and the Environmental and Public Works Committee of the House of Representatives and Senate, respectively, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that chemicals used in the fracturing process had adversely affected groundwater. If adopted, these bills also would establish additional federal permitting and regulatory requirements that could lead to operational delays or increased operating costs. In addition, the EPA recently announced that it was beginning a comprehensive research study on the potential impacts that hydraulic fracturing may have on water quality and public health. Consequently, even if the introduced bills are not enacted, EPA’s study could spur further action at a later date toward additional federal legislation and regulation of hydraulic fracturing activities. Legislative and regulatory initiatives have also arisen in several states, including New York and Pennsylvania. By slowing the pace of natural gas development, the imposition of additional regulatory requirements on hydraulic fracturing could affect the financial performance of ETP’s and Regency’s existing and planned pipeline systems, particularly those serving the Barnett and Haynesville production areas or other shale gas plays.

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

The Transwestern, Midcontinent Express, Fayetteville Express, Tiger and Gulf States pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and the flexibility and reliability of service. Natural gas competes with other forms of energy available to ETP’s and Regency’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the levels of natural gas transportation volumes in the areas served by ETP’s and Regency’s pipelines.

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

ETP and Regency can generally elect to bypass their respective processing plants when processing margins are unfavorable and instead deliver pipeline-quality gas by blending rich gas from the gathering systems with lean gas transported on the their other gathering pipelines and systems. In some circumstances, such as when ETP and Regency do not have a sufficient amount of lean gas to blend with the volume of rich gas that they receive at the processing plant, ETP and Regency may have to process the rich gas. If ETP or Regency has to process gas when processing margins are unfavorable, its results of operations will be adversely affected.

ETP and Regency may be unable to retain existing customers or secure new customers, which would reduce their revenues and limit its future profitability.

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

ETP’s and Regency’s pipeline operations are subject to regulation by the DOT, under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of ETP’s current pipeline integrity testing programs, ETP estimates that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $12.1 million and operating and maintenance costs of $10.4 million over the course of the next year, while Regency estimates that compliance with these federal regulations and analogous state pipeline integrity requirements will results in $0.2 million. For the years ended December 31, 2010, 2009 and 2008, $13.3 million, $31.4 million and $23.3 million, respectively, of capital costs and $15.4 million, $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing by ETP. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP or Regency to incur material capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of their pipelines.

Changes in other forms of health and safety regulations are also being considered. New pipeline safety legislation requiring more stringent spill reporting and disclosure obligations has been introduced in the U.S. Congress and was passed by the U.S. House of Representatives in 2010, but was not voted on in the U.S. Senate. Similar legislation is likely to be considered in the current session of Congress. The DOT has also recently proposed legislation providing for more stringent oversight of pipelines and increased penalties for violations of safety rules, which is in addition to the PHMSA’s announced intention to strengthen its rules. Such Legislative and regulatory changes could have a material effect on ETP’s or Regency’s operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

Since weather conditions may adversely affect demand for propane, ETP’s financial condition may be vulnerable to warm winters.

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

During 2010, ETP purchased approximately 53.5%, 12.9% and 13.3% of its propane from Enterprise Products Operating L.P., Targa Liquids and M.P. Oils, Ltd., respectively. Enterprise owns approximately 17.6% of our outstanding Common Units. ETP purchases a portion of its propane requirements from Enterprise pursuant to an agreement that was extended until March 2015 and contains an option to renew for an additional year. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Supply from Canada is subject to the additional risk of disruption associated with foreign trade such as trade restrictions, shipping delays and political, regulatory and economic instability.

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

Regency’s contract compression operations depend on particular suppliers and is vulnerable to parts and equipment shortages and price increases, which could have a negative impact on its results of operations.

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

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Tax Risks to Common Unitholders

Our tax treatment depends on our continuing status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by individual states. If the IRS were to treat us, ETP or Regency as a corporation for federal income tax purposes or if we, ETP or Regency become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to Unitholders.

The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investments in ETP and Regency depends largely on ETP and Regency being treated as partnerships for federal income tax purposes.

Despite the fact that we, ETP and Regency are each a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. If we are so treated, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and we would likely pay additional state income taxes as well. If ETP or Regency were treated as a corporation for federal income tax purposes for any taxable year for which the statute of limitations remains open or for any future taxable year, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in the anticipated cash flow. In either case, our available cash would be substantially reduced.

The present tax treatment of publicly traded partnerships, including us, or an investment in our Common Units, may be modified by administrative, legislative or judicial interpretation at any time, causing us or our subsidiaries to be treated as a corporation for federal income tax purposes or otherwise subjecting us or our subsidiaries to entity-level taxation. For example, recently, members of the U.S. Congress considered substantive changes to the U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Several states currently impose entity-level taxes on partnerships, including us. Further, because of widespread state budget deficits and other reasons, several additional states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any additional states were to impose a tax upon us or our subsidiaries as an entity, our cash available for distribution would be reduced. Any modification to the U.S. federal income or state tax laws, or interpretations thereof, may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will be reintroduced or will ultimately be enacted, any such changes could negatively impact the value of an investment in our Common Units or the Common Units of ETP or Regency.

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

The U.S. federal income tax treatment of Unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our Common Units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d). It is possible that these efforts could result in changes to the existing U.S. federal tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Common Units as well as the value of an investment in ETP and Regency Common Units.

If the IRS contests the federal income tax positions we or our subsidiaries take, the market for our Common Units, ETP Common Units or Regency Common Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders.

Neither we nor our subsidiaries have requested a ruling from IRS with respect to our treatment as partnerships for federal income tax purposes. The IRS may adopt positions that differ from the positions we or our subsidiaries take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or our subsidiaries take. A court may not agree with some or all of the positions we or our subsidiaries take. Any contest with the IRS may materially and adversely impact the market for our Common Units, ETP’s Common Units or Regency’s Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us or our subsidiaries, and therefore indirectly by us, as a Unitholder and as the owner of the general partner of interests in ETP and Regency, reducing the cash available for distribution to our Unitholders.

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

If Unitholders sell their Common Units, they will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those Common Units. Because distributions in excess of the Unitholder’s allocable share of our net taxable income decrease the Unitholder’s tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to the Unitholder if they sell such units at a price greater than their adjusted tax basis in those units, even if the price received is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if a Unitholder sells units, the Unitholders may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.

Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises tax issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes, generally at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal and state income tax returns and generally pay United States federal and state income tax on their share of our taxable income and on gains realized on the sale of our units.

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

A successful IRS challenge to this position or other positions we may take could adversely affect the amount of taxable income or loss allocated to our Unitholders. It also could affect the gain from a Unitholder’s sale of Common Units and could have a negative impact on the value of the Common Units or result in audit adjustments to our Unitholders’ tax returns without the benefit of additional deductions. Moreover, because one of our subsidiaries that is organized as a C corporation for federal income tax purposes owns units in ETP, a successful IRS challenge could result in this subsidiary having a greater tax liability than we anticipate and, therefore, reduce the cash available for distribution to our partnership and, in turn, to our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

ETP and Regency have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public Unitholders of ETP and Regency. The IRS may challenge this treatment, which could adversely affect the value of ETP’s or Regency’s Common Units and our Common Units.

When we, ETP or Regency issue additional units or engage in certain other transactions, we, ETP or Regency determine the fair market value of the assets and allocate any unrealized gain or loss attributable to such assets to the capital accounts of ETP’s and Regency’s Unitholders and us. Although ETP and Regency may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, ETP and Regency make many of the fair market value estimates of their assets themselves using a methodology based on the market value of their Common Units as a means to measure the fair market value of their assets. ETP’s or Regency’s methodology may be viewed as understating the value of ETP’s or Regency’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ETP or Regency Unitholders and us, which may be unfavorable to such ETP or Regency Unitholders. Moreover, under our current valuation methods, subsequent purchasers of our Common Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ETP’s or Regency’s tangible assets and a lesser portion allocated to ETP’s or Regency’s intangible assets. The IRS may challenge ETP’s or Regency’s valuation methods, or our, ETP’s or Regency’s allocation of Section 743(b) adjustment attributable to ETP’s or Regency’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ETP’s or Regency’s Unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our Unitholders, the ETP Unitholders or the Regency Unitholders. It also could affect the amount of gain on the sale of Common Units by our Unitholders, ETP’s Unitholders or Regency’s Unitholders and could have a negative impact on the value of our Common Units or those of ETP or Regency or result in audit adjustments to the tax returns of our, ETP’s or Regency’s Unitholders without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.

We will be considered technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit during the applicable twelve-month period will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two federal partnership tax returns for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes. We would be treated as a new partnership for tax purposes on the technical termination date, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred.

In November 2010, Enterprise GP Holdings L.P., which, at the time, held non-controlling interest in us and our General Partner, merged into Enterprise Products Partners L.P. For federal income tax purposes, this merger is treated as a change of approximately 18% of the ownership interests in ETE. The completion of the Enterprise merger transaction did not cause a technical termination of the partnership in 2010, but it did increase the likelihood that a technical termination of our partnership for federal income tax purposes may occur during the twelve-month period following the consummation of the transaction.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our Common Units.

In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we, ETP or Regency conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. We currently own property or conduct business in more than 40 states. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A description of our properties is included in “Item 1. Business.” We share an office building for our executive office in Dallas, Texas with ETP. In addition, ETP has office buildings in Helena, Montana, San Antonio, Texas and Regency has two floors in an office building in Dallas, Texas. ETP also owns a field office building in Fruita, Colorado and leases office facilities in, Houston and Rockwall, Texas, Florence, Kentucky, Wexford, Pennsylvania, Bridgeport, West Virginia and Denver, Colorado. Regency also leases office facilities in Midland, Victoria and San Antonio, Texas, Shreveport, Louisiana and Damascus, Arkansas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

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

Substantially all of ETP’s and Regency’s pipelines, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. ETP and Regency have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. ETP also owns and operates three natural gas storage facilities, including the Bammel facility, and owns or leases other natural gas treating and conditioning facilities in connection with ETP’s midstream operations.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material legal or governmental proceedings against ETE or our Operating Companies, or contemplated to be brought against ETE or our Operating Companies, under the various environmental protection statutes to which we and they are subject, except for the Consent Order issued to ETC Canyon (a subsidiary of ETP) by the Colorado Department of Public Health and Environment Air Pollution Control Division on December 31, 2009, as discussed above under “Item 1, Business – Environmental Matters.”

For a description of legal proceedings, see Note 10 to our consolidated financial statements.

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

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2010:
Fourth Quarter Ended December 31, 2010 (2)	$40.46	$36.90	$0.5400
Third Quarter Ended September 30, 2010 (2)	37.97	32.61	0.5400
Second Quarter Ended June 30, 2010 (2)	35.51	27.25	0.5400
First Quarter Ended March 31, 2010	34.80	30.09	0.5400

Fiscal Year 2009:
Fourth Quarter Ended December 31, 2009	$31.00	$26.88	$0.5400
Third Quarter Ended September 30, 2009	30.46	24.25	0.5350
Second Quarter Ended June 30, 2009	27.14	20.66	0.5350
First Quarter Ended March 31, 2009	22.43	15.90	0.5250

(1)	Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “– Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.

(2)	Excludes the Series A Convertible Preferred Units issued in connection with the Regency Transactions in May 2010. See Note 7 to our consolidated financial statements

Description of Units

As of February 16, 2011, there were approximately 64,500 individual Common Unitholders, which includes Common Units held in street name. Common Units represent limited partner interest in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).

As of December 31, 2010, Common Units represent an aggregate 99.69% limited partner interest in us. Our General Partner owns an aggregate 0.31% General Partner interest in us. Our Common Units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “– Cash Distribution Policy”.

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

The total amount of distributions declared is reflected in Note 8 to our consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Currently, the Parent Company has no separate operating activities apart from those conducted by the operating subsidiaries of our consolidated investees, ETP and Regency. On May 26, 2010, we completed the Regency Transactions as described in “Item 1. Business – Overview.” We have accounted for the Regency Transactions using the purchase method of accounting. As a result, we commenced consolidating the results of Regency and its consolidated subsidiaries on May 26, 2010.

In November 2007, we changed our fiscal year end from August 31 to December 31 and, in connection with such change, we have reported financial results for a four-month transition period ended December 31, 2007.

The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

	Years Ended December 31,			Four Months Ended December 31, 2007	Years Ended August 31,
Statement of Operations Data:	2010	2009	2008		2007	2006
Revenues:
Natural gas Operations	$5,167,945	$4,115,806	$7,653,156	$1,832,192	$5,385,892	$6,877,512
Retail propane	1,314,973	1,190,524	1,514,599	471,494	1,179,073	799,358
Other	115,214	110,965	125,612	45,656	227,072	182,226

Total revenues	6,598,132	5,417,295	9,293,367	2,349,342	6,792,037	7,859,096

Gross margin	2,486,795	2,295,239	2,355,287	675,688	1,713,831	1,290,780
Depreciation and amortization	431,199	325,024	274,372	75,406	191,383	129,636
Operating income	1,036,729	1,110,398	1,098,903	316,651	809,336	575,540
Interest expense, net of interest capitalized	624,887	468,420	357,541	103,375	279,986	150,646
Income from continuing operations before income tax expense	351,562	707,100	683,562	192,758	563,359	433,907
Income tax expense (a)	13,738	9,229	3,808	9,949	11,391	23,015
Income from continuing operations	337,824	697,871	679,754	182,809	551,968	410,892
Net income attributable to noncontrolling interest	143,822	255,398	304,710	90,132	232,608	303,752
Basic income from continuing operations per limited partner unit	0.86	1.98	1.68	0.41	1.56	0.80
Diluted income from continuing operations per limited partner unit	0.86	1.98	1.68	0.41	1.55	0.79
Cash distribution per unit (b)	2.16	2.14	1.91	0.55	1.46	2.56

Balance Sheet Data (at period end):
Current assets	1,291,010	1,267,959	1,180,995	1,403,796	1,050,578	1,302,735
Total assets	17,378,730	12,160,509	11,069,902	9,462,094	8,183,089	5,924,141
Current liabilities	1,081,075	889,745	1,208,921	1,241,433	932,815	1,020,787
Long-term debt, less current maturities	9,346,067	7,750,998	7,190,357	5,870,106	5,198,676	3,205,646
Total equity	6,247,732	3,220,251	2,339,316	2,091,156	1,835,300	1,484,878

Other Financial Data:
Cash flow provided by operating activities	1,086,879	723,461	1,143,720	208,635	1,006,320	502,928
Cash flow used in investing activities	(1,829,979)	(1,345,756)	(2,015,585)	(995,943)	(2,158,090)	(1,244,406)
Cash flow provided by financing activities	761,049	598,587	907,331	766,515	1,202,916	734,223

(a)	As a partnership, we are generally not subject to income taxes. However, certain of ETP’s and Regency’s subsidiaries are corporations subject to income taxes.

(b)	The cash distribution per unit for fiscal year 2006 includes the special distribution of $0.0325 per unit related to the proceeds ETP received in connection with the settlement of litigation with SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Energy Transfer Equity, L.P. is a Delaware limited partnership whose Common Units are publicly traded on the NYSE under the ticker symbol “ETE.” ETE was formed in September 2002 and completed its initial public offering in February 2006.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” included in this report.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P. (“ETP GP”), the General Partner of ETP, ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), Regency Energy Partners, L.P. (“Regency”), Regency GP L.P. (“Regency GP”), the general partner of Regency, and Regency GP’s General Partner, Regency GP L.L.C. (“Regency LLC”). References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.

OVERVIEW

Energy Transfer Equity, L.P. is a publicly traded Delaware limited partnership that directly and indirectly owns equity interests in ETP and Regency, both publicly traded master limited partnerships engaged in diversified energy-related services.

At December 31, 2010, our equity interests consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Limited Partner Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

The principal sources of cash flow have been distributions we receive from our direct and indirect investments in limited and general partner interests of ETP. Distributions that we receive from Regency provide us with diversified cash flows and enhance our ability to increase distributions over time by pursuing new growth opportunities. The Parent Company’s primary cash requirements are for distributions to its partners and holders of the Preferred Units, general and administrative expenses and debt service. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP, Regency or their respective subsidiaries.

We acquired our equity interests in Regency in a series of transactions, which we refer to as the “Regency Transactions,” that were completed on May 26, 2010. In the Regency Transactions, we:

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

General

Our primary objective is to increase the level of our cash distributions to our unitholders over time by pursuing a business strategy that is currently focused on growing our subsidiaries’ natural gas and propane business through, among other things, pursuing certain construction and expansion opportunities relating to our subsidiaries’ existing infrastructure and acquiring certain strategic operations and businesses or assets. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash our subsidiaries generate from their operations.

During the past several years, we have been successful in completing several transactions that have been accretive to our Unitholders. First and foremost was the completion of the Energy Transfer Transactions, which caused the combination of the retail propane operations of Heritage Propane Partners, L.P. and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to the combination, we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

•	ET Fuel System in June 2004

•	HPL System in January 2005

•	Titan Propane in June 2006

•	Transwestern in December 2006

•	Canyon Gathering System in October 2007

•	Regency in May 2010

ETP and Regency also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which they believe will provide additional cash flow to their Unitholders for years to come. In 2010, ETP completed several projects, including the Fayetteville Express Pipeline and the Tiger Pipeline. In 2010, Regency completed Phase I and II of the Logansport Expansion in the Haynesville Shale.

Our principal operations include the following reportable segments:

•

Investment in ETP.  ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arkansas, Arizona, Colorado, Louisiana, Mississippi, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include more than 17,500 miles of gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas. ETP is also one of the three largest retail marketers of propane in the United States, serving more than one million customers across the country.

•

Investment in Regency.  Regency is a publicly traded Delaware limited partnership formed in 2005 engaged in the gathering, treating, processing, compressing and transportation of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas production regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville and Marcellus shales as well as the Permian Delaware basin. Its assets are primarily located in Louisiana, Texas, Arkansas, Pennsylvania, Mississippi, Alabama and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.

Each of the respective general partners of ETP and Regency has separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners. See further discussion of ETP and Regency’s operations in Note 1 to our consolidated financial statements.

Trends and Outlook

We expect the prices and volumes to be relatively stable during 2011 for the various existing businesses of our subsidiaries, and we expect ETP and Regency to realize favorable impacts in 2011 from projects and acquisitions that were completed during 2010 or that are expected to be completed in 2011. In addition, ETP and Regency will continue their pursuit of growth through construction of new assets, expansion of their existing assets and strategic acquisitions. Our subsidiaries are pursuing projects in several areas that are currently experiencing significant development, such as the Eagle Ford Shale and the Marcellus Shale, and we expect that ETP and Regency will continue to pursue opportunities in such areas while also evaluating opportunities in other areas where ETP and Regency do not already have operations. We believe that ETP and Regency both have sufficient liquidity to fund their announced growth projects in 2011.

With respect to the Parent Company, we expect to continue to pursue our goal of increasing distributions to our Unitholders, which increases are primarily dependent on increases in the distributions paid by ETP and Regency. We also believe that the Parent Company has the financial flexibility to pursue acquisitions on its own or to facilitate acquisitions by ETP or Regency.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (tabular dollar amounts are expressed in thousands)

Consolidated Results

	Years Ended December 31,		Change
	2010	2009
Revenues	$6,598,132	$5,417,295	$1,180,837
Cost of products sold	4,111,337	3,122,056	989,281

Gross margin	2,486,795	2,295,239	191,556
Operating expenses	784,546	680,893	103,653
Depreciation and amortization	431,199	325,024	106,175
Selling, general and administrative	234,321	178,924	55,397

Operating income	1,036,729	1,110,398	(73,669)
Interest expense, net of interest capitalized	(624,887)	(468,420)	(156,467)
Equity in earnings of affiliates	65,220	20,597	44,623
Losses on disposal of assets	(5,255)	(1,564)	(3,691)
Gains (losses) on non-hedged interest rate derivatives	(52,357)	33,619	(85,976)
Allowance for equity funds used during construction	28,942	10,557	18,385
Impairment of investment in affiliate	(52,620)	-	(52,620)
Other, net	(44,210)	1,913	(46,123)
Income tax expense	(13,738)	(9,229)	(4,509)
Loss from discontinued operations	(1,244)	-	(1,244)

Net income	$336,580	$697,871	$(361,291)

The discussion under “Parent Company Results” below analyzes the results of operations of the Parent Company on a stand alone basis for the periods presented, and the discussion under “Segment Operating Results” below analyzes the results of operations related to our reportable segments.

Parent Company Results

The Parent Company currently has no separate operating activities apart from those conducted by the operating subsidiaries of ETP and Regency and its principal sources of cash flow are its direct and indirect investments in the limited and general partner interests of ETP and Regency.

The following table presents the results of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended December 31,		Change
	2010	2009
Equity in earnings of affiliates	$455,901	$526,383	$(70,482)
Selling, general and administrative expenses	(21,829)	(4,970)	(16,859)
Interest expense	(167,658)	(74,049)	(93,609)
Losses on non-hedged interest rate derivatives	(53,388)	(5,620)	(47,768)
Other, net	(19,721)	79	(19,800)

Equity in Earnings of Affiliates.  Equity in earnings of affiliates decreased from 2009 to 2010 primarily due to a decrease in ETP’s net income, as discussed below under “Segment Operating Results — Investment in ETP.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased principally due to $12.8 million in professional fees associated with the Regency Transactions.

Interest Expense.  Interest expense was primarily impacted by the recognition of $66.4 million of realized losses on hedged interest rate swaps that were terminated with the proceeds from the Parent Company’s September 2010 senior notes offering. In addition to the $66.4 million of realized losses on hedged interest rate swaps, the Parent Company also paid $102.2 million to terminate non-hedged interest rate swaps. The $102.2 million of realized losses on non-hedged interest rate swaps had previously been recognized in net income and therefore the termination of the non-hedged swaps did not impact earnings. The total cash paid to terminate interest rate swaps was $168.6 million, including realized losses on hedged and non-hedged swaps.

Prior to termination of the swaps, the unrealized loss had been reflected in accumulated other comprehensive income. In addition to the realized loss from swap terminations, interest expense is also higher due to distributions on the Preferred Units issued in May 2010. For the year ended December 31, 2010, interest expense includes distributions on the ETE Preferred Units of $14.4 million.

The remainder of the increase in Parent Company interest expense was primarily due to the issuance of senior notes in September 2010.

Losses on Non-Hedged Interest Rate Derivatives.  The Parent Company terminated its interest swaps that were not accounted for as hedges in September 2010. Prior to that settlement, changes in the fair value of and cash payments related to these swaps were recorded directly in earnings. The variable portion of these swaps is based on the three month LIBOR and its corresponding forward curve. Increases in losses on non-hedged interest rate derivatives are due to changes in these rates. The Parent Company recorded unrealized losses on its interest rate swaps as a result of decreases in the relevant floating index rates during the periods presented.

Other, net.  Other expenses increased primarily due to the non-cash charge of $12.7 million recorded to increase the carrying value of the Series A Convertible Preferred Units.

Segment Operating Results

As a result of the Regency Transactions in May 2010, our reportable segments were re-evaluated and now reflect two reportable segments, which conduct their business exclusively in the United States of America, as follows:

•	Investment in ETP — Reflects the consolidated operations of ETP.

•	Investment in Regency — Reflects the consolidated operations of Regency.

We evaluate the performance of our operating segments based on net income. The following tables present the financial information by segment. The amounts reflected as “Corporate and Other” include the Parent Company activity and the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.

For additional information regarding our business segments, see Item 1 and Notes 1 and 14 to our consolidated financial statements.

Net income by segment is as follows:

	Years Ended December 31,
	2010	2009	Change
Investment in ETP	$617,222	$791,542	$(174,320)
Investment in Regency	(5,972)	-	(5,972)
Corporate and Other	(274,670)	(93,671)	(180,999)

Net income	$336,580	$697,871	$(361,291)

Investment in ETP

	Years Ended December 31,		Change
	2010	2009
Revenues	$5,884,827	$5,417,295	$467,532
Cost of products sold	3,599,941	3,122,056	477,885

Gross margin	2,284,886	2,295,239	(10,353)
Operating expenses	707,271	680,893	26,378
Depreciation and amortization	343,011	312,803	30,208
Selling, general and administrative	176,433	173,936	2,497

Operating income	1,058,171	1,127,607	(69,436)
Interest expense, net of interest capitalized	(412,553)	(394,274)	(18,279)
Equity in earnings of affiliates	11,727	20,597	(8,870)
Losses on disposal of assets	(5,043)	(1,564)	(3,479)
Gains on non-hedged interest rate derivatives	4,616	39,239	(34,623)
Allowance for equity funds used during construction	28,942	10,557	18,385
Impairment of investment in affiliate	(52,620)	-	(52,620)
Other, net	(482)	2,157	(2,639)
Income tax expense	(15,536)	(12,777)	(2,759)

Net income	$617,222	$791,542	$(174,320)

Gross Margin.  For the year ended December 31, 2010 compared to the year ended December 31, 2009, ETP’s gross margin decreased primarily due to the net impacts of the following:

•

Gross margin related to ETP’s intrastate transportation and storage operations decreased $88.7 million between periods due to (i) a decrease of $44.6 million in transportation fees primarily cause by a decrease in the average spot price differential between West and East Texas market hubs and (ii) a decrease of

$68.0 million in storage margin caused by the spread between spot prices and forward prices of natural gas being less favorable in 2010 as compared to 2009. These decreases were partially offset by an increase of $18.1 million in margin from natural gas sales and other activity primarily due to more favorable margins on gas sales and favorable impacts from system optimization activities.

•

Revenues from ETP’s interstate transportation operations increased by $22.2 million between periods primarily due to increased gas prices for operational gas sales related for the Transwestern pipeline. In addition, transportation revenues increased approximately $1.9 million for 2010 compared to 2009 due to incremental revenues of $10.2 million for the Tiger pipeline since being placed into service in December 2010.

•

Gross margin related to ETP’s midstream operations increased $85.3 million between periods primarily due to (i) an increase of $24.1 million in fee-based gathering and processing revenues on ETP’s North Texas system, (ii) an increase of $27.9 million in gathering and processing revenues related to increased volumes resulting from ETP’s recent acquisitions and other growth capital expenditures located in Louisiana and West Virginia, and (iii) an increase of $63.0 million in non-fee based margin primarily due to higher processing margins and more favorable NGL prices. These increases in gross margin from ETP’s midstream operations were partially offset by a decrease of $34.2 million due to losses from marketing activities as a result of less favorable market conditions.

•

Gross margin related to ETP’s retail propane and other retail propane related operations decreased due to (i) a decrease of $48.7 million attributable to mark-to-market adjustments for financial instruments used in commodity risk management activities, and (ii) a decrease of approximately $13.5 million due to lower sales volumes as a result of the timing and geographic distribution of temperature patterns. These unfavorable impacts to ETP’s retail propane gross margin were partially offset by an increase in the average margin per gallon sold which resulted in a favorable impact of $8.6 million between periods.

Operating Expenses.  For the year ended December 31, 2010 compared to the year ended December 31, 2009, ETP’s operating expenses increased primarily due to an increase of approximately $13.3 million in maintenance expense and an increase of approximately $12.4 million in ad valorem and other taxes resulting from increased property values and additions.

Depreciation and Amortization.  For the year ended December 31, 2010 compared to the year ended December 31, 2009, ETP’s depreciation and amortization expense increased due to acquisitions and continued expansion of existing assets.

Selling, General and Administrative Expense.  For the year ended December 31, 2010 compared to the year ended December 21, 2009, ETP’s selling, general and administrative expenses increased primarily due to increased employee-related costs which were significantly offset by a decrease of approximately $31.3 million in professional fees.

Interest Expense.  Interest expense increased during 2010 compared to 2009 principally due to ETP’s issuance of $1.0 billion of senior notes in April 2009 and Transwestern’s issuance of $350.0 million of senior notes in December 2009, a portion of the proceeds of which were used to repay borrowings that had been accruing interest at a lower rate.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates decreased for 2010 compared to 2009 primarily due to ETP’s transfer of substantially all of our interest in MEP to ETE on May 26, 2010. The impact of the MEP transfer was offset by increased earnings from MEP during the period prior to May 26, 2010 as a result of placing the Midcontinent Express pipeline into service in 2009.

Losses on Disposal of Assets.  The increase in losses from the disposal of assets in 2010 primarily resulted from the retirement of pad gas from ETP’s Bammel Storage Facility.

Gains on Non-Hedged Interest Rate Derivatives.  The gains on non-hedged interest rate swaps in 2009 resulted from an increase in the index rate during the periods presented prior to settlement. ETP did not have any non-hedged interest rate swaps outstanding during the first six months of 2010; therefore, the gains on non-hedged interest rate derivatives for 2010 reflect the gains recognized during the last six months of that period.

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction (“AFUDC”) increased during 2010 primarily due to construction on the Tiger pipeline which was placed in service in December 2010.

Impairment of Investment in Affiliate.  In conjunction with the transfer of ETP’s interest in MEP as discussed above, ETP recorded a non-cash charge of approximately $52.6 million in May 2010 to reduce the carrying value of its interest in MEP to its estimated fair value.

Investment in Regency

	Years Ended December 31,
	2010	2009	Change
Revenues	$716,613	$-	$716,613
Cost of products sold	504,327	-	504,327

Gross margin	212,286	-	212,286
Operating expenses	77,808	-	77,808
Depreciation and amortization	75,967	-	75,967
Selling, general and administrative	43,739	-	43,739
Loss on disposal of assets	213	-	213

Operating income	14,559	-	14,559
Interest expense, net of interest capitalized	(48,251)	-	(48,251)
Equity in earnings of affiliates	53,493	-	53,493
Other, net	(23,977)	-	(23,977)
Income tax expense	(552)	-	(552)
Loss from discontinued operations	(1,244)	-	(1,244)

Net income	$(5,972)	$-	$(5,972)

Amounts reflected above for the year ended December 31, 2010 represent the results of operations for Regency from May 26, 2010, the date ETE obtained control of Regency, through December 31, 2010. Changes between periods are due to the consolidation of Regency beginning May 26, 2010.

Regency adjusted its assets and liabilities to fair value as of May 26, 2010; therefore, the depreciation and amortization reflected above was based on the new basis of Regency’s assets.

Regency’s results included its equity in earnings related to its 49.9% interest in MEP from May 26, 2010 through December 31, 2010.

Regency’s results for the period from May 26, 2010 through December 31, 2010 reflect a net loss on debt refinancing of approximately $15.7 million, included in other expenses above, related to its redemption of $357.5 million 8.375% senior notes in October 2010. Regency issued $600 million of 6.875% senior notes and used the proceeds to redeem all of its $357.5 million 8.375% senior notes as well as to repay a portion of the outstanding borrowings on its revolving credit facility. The net impact of these borrowings and repayments also resulted in a slight increase in interest expense recognized within the period.

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

The discussion under “Parent Company Results” below analyzes the results of operations of ETE for the periods presented, and the discussion under “Segment Operating Results” below analyzes the results of operations related to our reportable segments.

Parent Company Results

The following table summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended December 31,		Change
	2009	2008
Equity in earnings of affiliates	$526,383	$551,835	$(25,452)
Selling, general and administrative expenses	(4,970)	(6,453)	1,483
Interest expense	(74,049)	(91,822)	17,773
Losses on non-hedged interest rate derivatives	(5,620)	(77,435)	71,815
Other, net	79	(1,056)	1,135

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

Segment Operating Results

Net income by segment is as follows:

	Years Ended December 31,		Change
	2009	2008
Investment in ETP	$791,542	$866,023	$(74,481)
Corporate and Other	(93,671)	(186,269)	92,598

Net income	$697,871	$679,754	$18,117

Investment in ETP

Due to the high level of market volatility experienced in 2008, as well as other business considerations, ETP ceased its trading of financial derivative instruments that are not offset by physical positions in July 2008. As a result, ETP will no longer have any material exposure to market risk from these activities. Trading activities resulted in net losses of approximately $26.2 million for the year ended December 31, 2008.

	Years Ended December 31,		Change
	2009	2008
Revenues	$5,417,295	$9,293,868	$(3,876,573)
Cost of products sold	3,122,056	6,938,080	(3,816,024)

Gross margin	2,295,239	2,355,788	(60,549)
Operating expenses	680,893	781,831	(100,938)
Depreciation and amortization	312,803	262,151	50,652
Selling, general and administrative	173,936	194,227	(20,291)

Operating income	1,127,607	1,117,579	10,028
Interest expense, net of interest capitalized	(394,274)	(265,701)	(128,573)
Equity in earnings (losses) of affiliates	20,597	(165)	20,762
Gains (losses) on disposal of assets	(1,564)	(1,303)	(261)
Gains (losses) on non-hedged interest rate derivatives	39,239	(50,989)	90,228
Allowance for equity funds used during construction	10,557	63,976	(53,419)
Other, net	2,157	9,306	(7,149)
Income tax expense	(12,777)	(6,680)	(6,097)

Net income	$791,542	$866,023	$(74,481)

Gross Margin.  ETP’s gross margin decreased $60.5 million primarily due to the following:

•

The intrastate transportation and storage operations’ gross margin decreased $168.8 million which was primarily attributable to ETP’s fuel retention margin as it is directly impacted by changes in natural gas prices and transported volumes. ETP’s natural gas volumes transported increased; however, natural gas prices for retained fuel decreased substantially.

•

The interstate transportation operations’ revenue increased $26.0 million primarily due to the completion of the Phoenix project in 2009 and was partially offset by a decrease in operational gas sales due to decreased natural gas prices.

•

The midstream operations’ gross margin decreased $31.0 million, principally attributable to less favorable processing conditions and was partially offset by an increase in margin from marketing activities in addition to unrealized gains on financial derivatives related to midstream operations.

•

The retail propane and other retail propane operations’ gross margin increased $111.3 million which was primarily attributable to (i) the benefit of the rapid decline in commodity prices in the first half of 2009 compared to the historically high commodity prices reached in 2008 and (ii) the impact of mark-to-market accounting of financial instruments.

Operating Expenses.  ETP’s operating expenses decreased $100.9 million primarily due to the following:

•	The intrastate transportation and storage operations’ operating expenses decreased $87.7 million due to a decrease in cost of natural gas consumed as volumes and natural gas prices both declined.

•	The midstream operations’ operating expenses decreased $13.9 million primarily due to a $11.4 million non-cash goodwill impairment charge in 2008.

•	The retail propane and other retail propane operations’ operating expenses decreased $8.3 million primarily due to a decrease in vehicle fuel used for delivery to customer as fuel prices decreased.

Depreciation and Amortization.  ETP’s depreciation and amortization increased $50.7 million primarily due to completion of its pipeline expansion projects, expansion of its Godley plant in its midstream operations and the addition of assets added through acquisitions in its retail propane and other retail propane related operations.

Selling, General and Administrative.  ETP’s selling, general and administrative expenses decreased $20.3 million primarily due to decreases in the employee-related costs and professional fees in its intrastate transportation and storage operations and midstream operations.

Interest Expense.  Interest expense increased principally due to higher levels of borrowings, which were used to finance growth capital expenditures primarily in ETP’s intrastate transportation and storage and interstate transportation operations, including capital contributions to its joint ventures.

Equity in Earnings (Losses) of Affiliates.  The increase in equity in earnings of affiliates between the periods was primarily attributable to earnings from the Midcontinent Express pipeline, which was placed in service in 2009. ETP recorded equity in earnings of MEP of $14.0 million during 2009.

Gains (Losses) on Non-Hedged Interest Rate Derivatives.  ETP had interest rate swaps with a notional amount of $625.0 million outstanding at December 31, 2008, all of which were settled or terminated during 2009. As of December 31, 2009, ETP did not have any interest rate swaps outstanding. The losses during 2008 primarily relate to changes in the fair value of forward starting interest rate swaps as a result of a sharp decline in the 10-year LIBOR swap rate, while the gains in 2009 resulted from increases in the index rate prior to settlement.

Allowance for Equity Funds Used During Construction.  The decrease in the AFUDC was due to the completion of the Phoenix project in February 2009.

Other, Net.  The decrease between the periods was primarily due to contributions in aid of construction which exceeded our project costs during 2008.

Income Tax Expense.  As a partnership, ETP is generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes. Income tax expense was higher in 2009 principally due to a tax benefit that resulted from trading losses incurred by one of ETP’s corporate subsidiaries in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Parent Company Only

The Parent Company currently has no separate operating activities apart from those conducted by ETP, Regency or their respective subsidiaries. As of December 31, 2010, our equity interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Limited Partner Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

The principal sources of our cash flow are our direct and indirect investments in the limited and general partner interests of ETP and Regency. The amount of cash that ETP and Regency distributes to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below.

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

Concurrent with this debt offering, the Parent Company entered into a $200.0 million revolving credit facility that expires in September 2015 and had available capacity of $200.0 million as of December 31, 2010.

The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to the holders of our Preferred Units. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP and Regency. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.

We expect ETP and Regency to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time, as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

ETP

ETP’s ability to satisfy its obligations and pay distributions to its Unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the management of ETP’s control.

ETP currently believes that its business has the following future capital requirements:

•

growth capital expenditures for its midstream and intrastate transportation and storage operations primarily for construction of new pipelines and compression, for which it expects to spend between $500.0 million and $550.0 million in 2011;

•

growth capital expenditures for its interstate transportation operations, excluding capital contributions to its joint ventures as discussed below, for the construction of new pipelines for which it expects to spend between $250.0 million and $300.0 million in 2011;

•	growth capital expenditures for its retail propane operations of between $25.0 million and $35.0 million in 2011; and

•

maintenance capital expenditures of between $120.0 million and $140.0 million during 2011, which include (i) capital expenditures for ETP’s intrastate operations for pipeline integrity and for connecting additional wells to its intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for its interstate operations, primarily for pipeline integrity; and (iii) capital expenditures for its propane operations to extend the useful lives of its existing propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet.

In addition to the capital expenditures noted above, ETP expects to make capital contributions to its joint ventures of between $200.0 million and $230.0 million in 2011.

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

During the year ended December 31, 2010, ETP raised approximately $1.15 billion in net proceeds from Common Unit issuances, including $239.3 million in net proceeds during 2010 under an equity distribution program, as described in Note 8 to our consolidated financial statements. Proceeds from Common Unit issuances were used to repay amounts outstanding under ETP’s revolving credit facility and to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes. As of December 31, 2010, in addition to approximately $49.5 million of cash on hand, ETP had available capacity under the ETP revolving credit facility (“ETP Credit Facility”) of approximately $1.57 billion. Based on current estimates, ETP expects to utilize these resources, along with cash from ETP’s operations, to fund its announced growth capital expenditures and working capital needs through the end of 2011; however, ETP may issue debt or equity securities prior to that time as it deems prudent to provide liquidity for new capital projects or other partnership purposes.

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

Regency

Regency expects its sources of liquidity to include:

•	cash generated from its operations;

•	borrowings under its revolving credit facility, which we refer to as the Regency Credit Facility;

•	operating lease facilities;

•	asset sales;

•	debt offerings; and

•	issuance of additional partnership units.

Regency raised approximately $400.2 million in proceeds, net of commissions, from its common unit offering in August 2010. As of December 31, 2010, in addition to approximately $9.4 million of cash on hand, Regency had available capacity under its revolving credit facility of approximately $599.0 million.

Regency has not publicly announced its expected capital expenditures for 2011.

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

For the discussion that follows, certain amounts in periods prior to 2010 have been reclassified to conform to the 2010 presentation, including changes to the presentation of noncontrolling interest resulting from the adoption of Accounting Standards Codification 810-10-65, which resulted in the reclassification of distributions to minority interests between cash flow from operating activities and cash flow from financing activities in our consolidated statements of cash flows.

Operating Activities

Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense result from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when ETP has a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Following is a summary of operating activities by period:

Year Ended December 31, 2010

Cash provided by operating activities during 2010 was $1.09 billion and net income was $336.6 million. The difference between net income and cash provided by operating activities during 2010 consisted of non-cash items totaling $552.8 million and changes in operating assets and liabilities of $259.5 million. The difference between net income and the net cash provided by operating activities also included ETP interest rate swap termination proceeds of $26.5 million, ETE payments to terminate interest rate swaps of $168.6 million and distributions received from our affiliates that exceeded our equity in earnings by $80.0 million. The non-cash activity consisted primarily of depreciation and amortization of $431.2 million and an impairment in ETP’s investment of an affiliate of $52.6 million. In addition, non-cash compensation expense was $31.2 million. These amounts are partially offset by the allowance for equity funds used during construction of $28.9 million.

Year Ended December 31, 2009

Cash provided by operating activities during 2009 was $723.5 million and net income was $697.9 million. The difference between net income and cash provided by operations during 2009 consisted of non-cash items totaling $371.0 million (principally depreciation and amortization expense of $325.0 million and non-cash compensation of $25.8 million, partially offset by the allowance for equity funds used during construction of $10.6 million), offset by changes in operating assets and liabilities of $348.6 million.

Year Ended December 31, 2008

Cash provided by operating activities during 2008 was $1.14 billion and net income was $679.8 million. The difference between net income and the cash provided by operations during 2008 consisted of non-cash items totaling $301.9 million (principally depreciation and amortization expense of $274.4 million and non-cash compensation expense of $25.6 million) and changes in operating assets and liabilities of $156.4 million.

Investing Activities

Cash flows from investing activities primarily consist of cash amounts paid in acquisitions, capital expenditures, and cash contributions to ETP’s and Regency’s joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in ETP’s or Regency’s growth capital expenditures to fund their respective construction and expansion projects.

Following is a summary of investing activities by period:

Year Ended December 31, 2010

Cash used in investing activities during 2010 of $1.83 billion was comprised primarily of total capital expenditures of $1.51 billion (excluding the allowance for equity funds used during construction), excluding changes in accruals of $44.1 million. ETP invested $1.29 billion for growth capital expenditures during 2010 (primarily related to the Tiger pipeline) and $99.3 million for maintenance capital expenditures. Regency invested $152.3 million for growth capital expenditures and $6.9 million for maintenance capital expenditures between May 26, 2010 and December 31, 2010. In addition, Regency paid cash for acquisitions of $191.3 million, ETP paid cash for acquisitions of $177.9 million, and we received $24.0 million in cash from the acquisition of Regency. Regency received $70.2 million in cash for the sale of its East Texas assets. Our subsidiaries made advances to joint ventures of $92.6 million.

Year Ended December 31, 2009

Cash used in investing activities during 2009 of $1.35 billion was comprised primarily of $530.3 million invested for growth capital expenditures (excluding the allowance for equity funds used during construction), including changes in accruals of $115.7 million. Total growth capital expenditures consist of $412.0 million for ETP’s midstream and intrastate transportation and storage operations, $78.9 million for ETP’s interstate operations, and $39.5 million for ETP’s propane operations. We also incurred $102.7 million in maintenance expenditures needed to sustain operations of which $65.0 million related to ETP’s midstream and intrastate operations, $13.2 million related to ETP’s interstate operations, and $24.4 million related to ETP’s propane operations. In addition, ETP made advances to MEP of $664.5 million and received a reimbursement from FEP of all of its contributions, including $9.0 million that it contributed in 2008. As a result of ETP’s acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash paid by $30.4 million.

Year Ended December 31, 2008

Cash used in investing activities during the 2008 of $2.02 billion was comprised primarily of cash paid for acquisitions of $84.8 million and $1.92 billion invested for growth capital expenditures (net of contribution in aid of construction costs), including changes in accruals of $57.9 million. Total growth capital expenditures consisted of $1.19 billion for ETP’s intrastate operations, $695.1 million for ETP’s interstate operations, and $40.2 million for ETP’s propane operations. We also incurred $141.0 million in maintenance expenditures needed to sustain operations of which $75.4 million related to ETP’s intrastate operations, $25.1 million related to ETP’s interstate operations, and $40.5 million related to ETP’s propane operations. In addition, ETP received a reimbursement of $63.5 million, net during the first quarter of 2008 from MEP to ETP for previous advances to MEP. There were also advances of $9.0 million made to FEP during the year ended December 31, 2008.

Financing Activities

Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund ETP’s and Regency’s acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding at our subsidiaries.

Following is a summary of financing activities by period:

Year Ended December 31, 2010

Cash provided by financing activities was $761.0 million for 2010. ETP received $1.15 billion in net proceeds from offerings of ETP Common Units, including $239.3 million under ETP’s equity distribution program (see Note 8 to our consolidated financial statements). In addition, Regency received $399.6 million in net proceeds from offerings of Regency Common Units. We had a consolidated net increase in our debt level of $310.4 million and paid distributions of $483.0 million to our common unitholders and $14.4 million to our preferred unitholders. In addition, ETP paid distributions of $475.7 million on limited partner interests other than those held by the Parent Company, and Regency paid $91.9 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.

Financing activities for 2010 also include the Parent Company’s completion of $1.8 billion of senior notes in September 2010, the proceeds of which were used to repay outstanding indebtedness under existing credit facilities.

Year Ended December 31, 2009

Cash provided by financing activities was $598.6 million for 2009. ETP received $936.3 million in net proceeds from equity offerings of ETP, including $81.5 million under ETP’s equity distribution program (see Note 8 to our consolidated financial statements). Net proceeds from ETP’s equity offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes. During 2009, we had a net increase in our consolidated debt level of $522.0 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from ETP’s Common Unit offerings. ETP also received net proceeds of approximately $993.6 million from the issuance of senior notes which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes. In addition, in December 2009, Transwestern issued $350.0 million aggregate principal amount of senior notes, the proceeds from which were used to repay a portion of outstanding amounts under Transwestern’s intercompany loan agreement. ETP in turn, used the proceeds from Transwestern’s intercompany loan repayment to outstanding borrowings under the ETP Credit Facility. During 2009, we paid distributions of $470.7 million to our partners. In addition, ETP paid distributions of $381.5 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.

Year Ended December 31, 2008

Cash provided by financing activities was $907.3 million for 2008. ETP received $373.1 million in net proceeds from offerings of ETP Common Units. Proceeds under ETP’s equity offerings were used to repay borrowings from the ETP Credit Facility. ETP also received net proceeds of approximately $2.08 billion from the issuance of senior notes, which were used to repay other indebtedness. During 2008, we had a net increase in our consolidated debt level of $1.32 billion primarily to fund our growth capital expenditures and for general partnership purposes. During 2008, we paid distributions of $435.9 million to our partners. In addition, ETP paid distributions of $320.0 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.

Description of Indebtedness

Our outstanding consolidated indebtedness was as follows (in thousands):

	December 31,
	2010	2009
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$-
ETE senior secured revolving credit facilities	-	123,951
ETE Senior Secured Term Loan Facility	-	1,450,000
Subsidiary Indebtedness:
ETP Senior Notes	5,050,000	5,050,000
Regency Senior Notes	850,000	-
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	103,127	140,512
ETP Revolving Credit Facility	402,327	150,000
Regency Revolving Credit Facility	285,000	-
HOLP Revolving Credit Facility	-	10,000
Other long-term debt	9,671	10,288
Unamortized discounts	(6,013)	(12,829)
Fair value adjustments related to interest rate swaps	17,260	-

Total debt	$9,381,372	$7,791,922

The terms of our consolidated indebtedness and our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.

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

The ETE Senior Notes are unsecured obligations of ETE and the obligation to repay the ETE Senior Notes is not guaranteed by any of ETE’s subsidiaries, including ETP, Regency, and their respective subsidiaries. The indebtedness of ETP and Regency and their respective subsidiaries effectively ranks senior to the ETE Senior Notes.

Concurrent with the closing of its senior notes offering in September 2010, the Parent Company terminated its $500 million senior secured revolving credit facility and entered into a $200 million five-year senior secured revolving credit facility (the “Parent Company Credit Agreement”) available through September 20, 2015. As of December 31, 2010, there were no outstanding borrowings under the Parent Company Credit Agreement.

Under the Parent Company Credit Agreement, the obligations of ETE are secured by all tangible and intangible assets of ETE and certain of its subsidiaries, including (i) its ownership of 50,226,967 ETP Common Units; (ii) ETE’s 100% equity interest in ETP LLC and ETP GP, through which ETE holds the IDRs in ETP; (iii) the 26,266,791 common units of Regency; and (iv) ETE’s 100% equity interest in Regency GP LLC and Regency GP LP, through which ETE holds the IDRs in Regency.

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

ETP’s Indebtedness

ETP Senior Notes

ETP may redeem some or all of the ETP Senior Notes at any time pursuant to the terms of the indenture and related indenture supplements subject to the payment of a “make-whole” premium. Interest is payable semi-annually. The 9.7% ETP Senior Notes contain a put option at par exercisable on March 15, 2012.

The ETP Senior Notes are unsecured obligations of ETP and the obligation of ETP to repay the ETP Senior Notes is not guaranteed by us, ETP or any of ETP’s subsidiaries. The ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of ETP’s existing and future subsidiaries.

Transwestern Senior Unsecured Notes

The Transwestern notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. Interest is payable semi-annually. Transwestern’s debt agreements contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured Notes. Interest is payable quarterly or semiannually and principal payments are made in annual installments through 2020 except for a one time payment of $16.0 million due in 2013.

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

ETP uses the ETP Credit Facility to provide temporary financing for its growth projects, as well as for general partnership purposes. ETP typically repays amounts outstanding under the ETP Credit Facility with proceeds from common unit offerings or long-term notes offerings. The timing of borrowings depends on ETP’s activities and the cash available to fund those activities. The repayments of amounts outstanding under the ETP Credit Facility depend on multiple factors, including market conditions and expectations of future working capital needs, and ultimately are a financing decision made by management. Therefore, the balance outstanding under the ETP Credit Facility may vary significantly between periods. ETP does not believe that such fluctuations indicate a significant change in its liquidity position, because it expects to continue to be able to repay amounts outstanding under the ETP Credit Facility with proceeds from common unit offerings or long-term note offerings.

As of December 31, 2010, ETP had a balance of $402.3 million outstanding under the ETP Credit Facility and, taking into account letters of credit of approximately $25.5 million, $1.57 billion available for future borrowings. The weighted average interest rate on the total amount outstanding at December 31, 2010 was 0.84%.

HOLP Credit Facility

HOLP previously had a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011. As of December 31, 2010, there was no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of December 31, 2010 was $74.5 million. The HOLP Credit Facility was terminated in February 2011, and HOLP will meet its future liquidity needs through intercompany loans from ETP.

Other

MEP Guarantee

Previously ETP guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”). The MEP Facility matured on February 28, 2011.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP has guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if ETP’s ownership percentage in FEP increases or decreases. The FEP Facility is available through May 11, 2012. Amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or Prime Rate.

As of December 31, 2010, FEP had $940.0 million of outstanding borrowings issued under the FEP Facility. ETP’s contingent obligation with respect to its 50% guaranteed portion of FEP’s outstanding borrowings was $470.0 million, which is not reflected in our consolidated balance sheets as of December 31, 2010. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 3.2%.

Regency’s Indebtedness

Regency Senior Notes

Regency Senior Notes due 2013.  During the fourth quarter of 2010, in connection with the issuance of $600.0 million senior notes due 2018 described below, Regency redeemed all of its $357.5 million senior notes due 2013. Accordingly, a redemption premium of $17.2 million was recorded in the consolidated statement of operations. In addition, Regency wrote off unamortized loan fees of $5.0 million and unamortized bond premiums of $6.4 million. A net loss on debt refinancing of $15.7 million related to these transactions is included in net other expenses of our consolidated statement of operations.

Regency Senior Notes due 2016.  Regency has $250.0 million of senior notes that mature on June 1, 2016. The Regency Senior Notes due 2016 bear interest at 9.375%.

At any time before June 1, 2012, up to 35% of the Regency Senior Notes due 2016 can be redeemed at a price of 109.375% plus accrued interest. Beginning June 1, 2013, Regency may redeem all or part of these notes for the principal amount plus a declining premium until June 1, 2015, and thereafter at par, plus accrued and unpaid interest. At any time prior to June 1, 2013, Regency may also redeem all or part of the Regency Senior Notes due 2016 at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined in the indenture governing the senior notes) as of such redemption date plus 0.50% over the principal amount of the note.

Regency Senior Notes due 2018.  In October 2010, Regency completed a public offering of $600.0 million aggregate principal amount of 6.875% senior notes due 2018. Interest will be paid semi-annually in arrears on June 1 and December 1, commencing June 1, 2011. Regency capitalized $12.2 million in debt issuance costs which will amortize over the term of the senior notes. The proceeds were used to redeem Regency’s senior notes due 2013 and to partially repay outstanding borrowings under the Regency Credit Facility.

At any time before December 1, 2013, up to 35% of the Regency Senior Notes due 2018 can be redeemed at a price of 106.875% plus accrued interest. Beginning December 1, 2014, Regency may redeem all or part of the Regency Senior Notes due 2018 for the principal amount plus a declining premium until December 31, 2016, and thereafter at par, plus accrued and unpaid interest. At any time prior to December 1, 2014, Regency may also redeem all or part of the Regency Senior Notes due 2018 at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points over the principal amount of the note.

Upon a change of control, each of Regency’s senior notes may, at such Unitholder’s option, require Regency to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. Subsequent to the Regency Transactions, no noteholder has exercised this option.

Regency Revolving Credit Facilities

The Regency Credit Facility has aggregate revolving commitments of $900 million, with $100 million of availability for letters of credit. Regency also has the option to request an additional $250 million in revolving commitments with ten business days written notice provided that no event of default has occurred or would result due to such increase, and all other additional conditions for the increase of the commitments set forth in the credit facility have been met. The maturity date of the Regency Credit Facility is June 15, 2014.

The outstanding balance of revolving loans under the Regency Credit Facility bears interest at LIBOR plus a margin or an alternate base rate. The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans, and a commitment fee will range from 0.375% to 0.50%. Regency must also pay a participation fee for each revolving lender participating in letters of credit based upon the applicable margin, which is currently 2.5% of the average daily amount of such lender’s letter of credit exposure, and a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure.

As of December 31, 2010, there was a balance outstanding in the Regency Credit Facility of $285.0 million in revolving credit loans and approximately $16.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of December 31, 2010, which is reduced by any letters of credit, was approximately $599.0 million. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 2.9%.

Covenants Related to Our Credit Agreements

Covenants Related to the Parent Company

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

Covenants Related to ETP

ETP Senior Notes

The agreements related to ETP’s senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.

ETP Credit Facility

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) ETP’s and certain of ETP’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by ETP and its subsidiaries;

•	engage in transactions with affiliates;

•	enter into restrictive agreements; and

•	enter into speculative hedging contracts.

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

The agreements related to the Transwestern senior unsecured notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

Failure to comply with the various restrictive and affirmative covenants of debt could require ETP to pay debt balances prior to scheduled maturity and could negatively impact its Operating Companies’ ability to incur additional debt and/or ETP’s ability to pay distributions.

Covenants Related to HOLP

The agreements related to the HOLP Senior Secured Notes contain customary restrictive covenants, including the maintenance of financial covenants and limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens.

Failure to comply with the various restrictive and affirmative covenants of the note agreements related to the HOLP Notes could require ETP to pay debt balances prior to scheduled maturity and could negatively impact its operating companies’ ability to incur additional debt and/or ETP’s ability to pay distributions.

Covenants Related to Regency

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

Regency Credit Facility

On May 26, 2010, in connection with the Regency Transactions, Regency amended the Regency Credit Facility to include MEP, allow for the pledge of equity interest in MEP as indirect collateral, permit certain investments in MEP, and require that Regency maintain a secured leverage ratio not to exceed 3 to 1.

The Regency Credit Facility contains financial covenants requiring RGS and its subsidiaries to maintain a debt to consolidated EBITDA (as defined in its credit agreement) ratio less than 5.25.

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

Compliance with our Covenants

We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants related to ETE’s, ETP’s and Regency’s debt agreements as of December 31, 2010, including ETP’s and Regency’s subsidiaries. We expect ETP and Regency to fund their working capital needs and growth capital expenditures with cash on hand, cash flow from operations and borrowings under the ETP Credit Facility and Regency Credit Facility, respectively. However, we, ETP or Regency may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes. While we expect that financing for future expansion projects will result in an increase in our level of indebtedness in future quarters, we also expect that the incremental cash flow from the expansion projects will allow ETP and Regency to satisfy their respective financial ratio covenants related to its existing debt during 2011.

Each of the agreements referred to above are incorporated herein by reference to our, ETP’s and Regency’s reports previously filed with the SEC under the Exchange Act. See Item 1, “Business – SEC Reporting.”

Contractual Obligations

The following table summarizes our long-term debt and other contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt	$9,370,125	$35,305	$1,198,846	$1,485,039	$6,650,935
Interest on long-term debt (a)	6,174,807	641,960	1,246,234	1,082,237	3,204,376
Payments on derivatives	32,652	-	-	6,080	26,572
Purchase commitments (b)	778,127	412,502	225,000	140,625	-
Lease obligations	286,036	27,841	46,411	38,666	173,118
Distributions and Redemption of Preferred Units (c)	311,392	31,781	63,563	25,163	190,885

Totals	$16,953,139	$1,149,389	$2,780,054	$2,777,810	$10,245,886

(a)	Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2010. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2010. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)	We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2010 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(c)	Assumes the Preferred Units are converted to ETE Common Units on May 26, 2014 and assumes the Regency Preferred Units are redeemed for cash on September 2, 2029.

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

Distributions declared are as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETE Common Unit
September 30, 2010	November 8, 2010	November 19, 2010	$ 0.5400
June 30, 2010	August 9, 2010	August 19, 2010	0.5400
March 31, 2010	May 7, 2010	May 19, 2010	0.5400
December 31, 2009	February 8, 2010	February 19, 2010	0.5400

September 30, 2009	November 9, 2009	November 19, 2009	0.5350
June 30, 2009	August 7, 2009	August 19, 2009	0.5350
March 31, 2009	May 8, 2009	May 19, 2009	0.5250
December 31, 2008	February 6, 2009	February 19, 2009	0.5100

September 30, 2008	November 10, 2008	November 19, 2008	0.4800
June 30, 2008	August 7, 2008	August 19, 2008	0.4800
March 31, 2008	May 5, 2008	May 19, 2008	0.4400
December 31, 2007	February 1, 2008 (1)	February 19, 2008	0.5500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, the Parent Company declared a cash distribution for the three months ended December 31, 2010 of $0.54 per Common Unit, or $2.16 annualized. We paid this distribution on February 18, 2011 to Unitholders of record at the close of business on February 7, 2011.

The total amounts of distributions declared during the periods presented (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Limited Partners	$481,554	$475,911	$425,640
General Partner interest	1,495	1,478	1,322

Total distributions declared by Parent Company	$483,049	$477,389	$426,962

Cash Distributions Received by the Parent Company

We currently have no independent operations outside of our direct and indirect interests in ETP and Regency. The Parent Company’s only cash-generating assets currently consist of distributions from ETP and Regency related to the following limited and general partner interests, including IDRs:

•	ETE’s ownership of the general partner interest in ETP, which it holds through its ownership interests in ETP GP.

•	50,226,967 ETP Common Units, which ETE holds directly, representing approximately 26% of the total outstanding ETP Common Units as of December 31, 2010.

•

100% of the IDRs in ETP, which we hold through our ownership interest in ETP GP and which entitle us to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases. The IDRs held by ETP GP entitles it to receive an increasing share of ETP’s cash distributions when pre-defined distribution targets are achieved. The IDRs in ETP entitle us to receive 48% of ETP’s cash distributions in excess of $0.4125 per unit.

•	ETE’s ownership of the general partner interest in Regency, which it holds through it ownership interest in Regency GP.

•	26,266,791 Regency Common Units, which ETE holds directly, representing approximately 19% of the total outstanding Regency Common Units as of December 31, 2010.

•

100% of the IDRs in Regency, which we hold through our ownership interest in Regency GP and which entitle us to receive the specified percentages of the cash distributed by Regency as Regency’s per unit distribution increases. The IDRs held by Regency GP entitles it to receive an increasing share of cash distributions when pre-defined distribution targets are achieved. Regency’s partnership agreement, which IDRs entitle the Parent Company to receive 13% of Regency’s cash distributions after each unitholder receives a total of $0.4025 per unit and until $0.4375 per unit, 23% of Regency’s cash distributions after each Regency Unitholder receives a total of $0.4375 per unit and until $0.525 per unit and 48% of Regency’s cash distributions in excess of $0.525 per unit.

The total amount of distributions the Parent Company received from ETP and Regency relating to our limited partner interests, general partner interest and IDR’s (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Years Ended December 31,
	2010	2009	2008
Distributions received from ETP (1):
Limited Partners (2)	$190,531	$223,440	$221,878
General Partner Interest	19,524	19,505	17,322
Incentive Distribution Rights	375,979	350,486	298,575

Total distributions received from ETP (3)	586,034	593,431	537,775

Distributions received from Regency (4):
Limited Partners	35,066	-	-
General Partner Interest	3,640	-	-
Incentive Distribution Rights	3,016	-	-

Total distributions received from Regency (5)	41,722	-	-

Total distributions received	$627,756	$593,431	$537,775

(1)	Includes distributions declared by ETP for the three months ended December 31, 2010 that were paid on February 14, 2011 to holders of record on February 7, 2011.

(2)	As of December 31, 2010, we held 50,226,967 ETP Common Units. This amount reflects the redemption of 12.3 million ETP Common Units in connection with the Regency Transactions.

(3)	The distributions paid for the prior periods do not reflect the reduction in the number of ETP Common Units held by us as a result of the Regency Transactions and the associated reduction in distributions payable in respect of the IDRs.

On a pro forma basis assuming no change from ETP’s historical quarterly distribution rates, after giving effect to the reduction in ETP Common Units held by us as a result of the Regency Transactions and the associated reduction in distributions payable in respect of the IDRs as if the Regency Transactions had been completed on January 1, 2010, we would have received $569.2 million in distributions from ETP for the year ended December 31, 2010, of which $19.5 million would have related to our General Partner interest, $370.1 million to our IDRs and $179.6 million to the approximately 50.2 million ETP Common Units we currently own.

(4)	Includes distributions declared by Regency for the three months ended December 31, 2010 that were paid on February 14, 2011 to holders of record on February 7, 2011.

(5)	Our equity interests in Regency consist of approximately 26.3 million common units, a 2.0% general partner interest and 100% of the IDRs.

On a pro forma basis assuming no change from Regency’s historical quarterly distribution rates, after giving effect to the acquisition of our equity interests in Regency pursuant to the Regency Transactions, we would have received $56.0 million in distributions from Regency for the year ended December 31, 2010, of which $5.1 million would have related to our General Partner interest, $4.2 million to our IDRs and $46.8 million to the approximately 26.3 million Regency Common Units we currently own.

Cash Distributions Paid by ETP

ETP expects to use substantially all of its cash provided by operating and financing activities from its operating companies to provide distributions to its Unitholders. Under ETP’s partnership agreement, ETP will distribute to its partners within 45 days after the end of each calendar quarter, an amount equal to all of its Available Cash (as defined in ETP’s partnership agreement) for such quarter. Available Cash generally means, with respect to any quarter of ETP, all cash on hand at the end of such quarter less the amount of cash reserves established by ETP’s General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. ETP’s commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for its operations.

Distributions declared by ETP are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETP Common Unit
September 30, 2010	November 8, 2010	November 15, 2010	$ 0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
December 31, 2009	February 8, 2010	February 15, 2010	0.89375

September 30, 2009	November 9, 2009	November 16, 2009	0.89375
June 30, 2009	August 7, 2009	August 14, 2009	0.89375
March 31, 2009	May 8, 2009	May 15, 2009	0.89375
December 31, 2008	February 6, 2009	February 13, 2009	0.89375

September 30, 2008	November 10, 2008	November 14, 2008	0.89375
June 30, 2008	August 7, 2008	August 14, 2008	0.89375
March 31, 2008	May 5, 2008	May 15, 2008	0.86875
December 31, 2007	February 1, 2008 (1)	February 14, 2008	1.12500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, ETP declared a cash distribution for the three months ended December 31, 2010 of $0.89375 per Common Unit, or $3.575 annualized. ETP paid this distribution on February 14, 2011 to Unitholders of record at the close of business on February 7, 2011.

The total amounts of distributions declared during the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Limited Partners:
Common Units	$676,798	$629,263	$537,731
Class E Units	12,484	12,484	12,484

General Partner interest	19,524	19,505	17,322
Incentive Distribution Rights	375,979	350,486	298,575

Total distributions declared by ETP	$1,084,785	$1,011,738	$866,112

Cash Distributions Paid by Regency

Regency’s partnership agreement requires that Regency distribute all of its Available Cash to its Unitholders and its General Partner within 45 days after the end of each quarter to unitholders of record on the applicable record date, as determined by the general partner. The term Available Cash generally consists of all cash and cash equivalents on hand at the end of that quarter less the amount of cash reserves established by the general partner to: (i) provide for the proper conduct of the Partnership’s business; (ii) comply with applicable law, any debt instruments or other agreements; or (iii) provide funds for distributions to the unitholders and to the General Partner for any one or more of the next four quarters and plus, all cash on hand on that date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made.

Distributions paid by Regency since the date of acquisition are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Regency Common Unit
September 30, 2010	November 5, 2010	November 12, 2010	$ 0.445
June 30, 2010	August 6, 2010	August 13, 2010	0.445

On January 27, 2011, Regency declared a cash distribution for the three months ended December 31, 2010 of $0.445 per Regency Common Unit, or $1.78 annualized. This distribution will be paid on February 14, 2011 to Regency Unitholders of record at the close of business on February 7, 2011.

The total amounts of Regency distributions declared since the date of acquisition (all from Regency’s operating surplus and are shown in the period with respect to which they relate) are as follows (in thousands):

Year Ended December 31,
2010
Limited Partners	$175,360
General Partner Interest	3,640
Incentive Distribution Rights	3,016

Total distributions declared by Regency	$182,016

New Accounting Standards

None.

Estimates and Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting, rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption (when early adoption is permitted), and we believe the proper implementation and consistent application of the accounting rules are critical. Our critical accounting policies are discussed below. For further details on our accounting policies, see Note 2 to our consolidated financial statements.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for midstream and intrastate transportation and storage operations are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2010 represent the actual results in all material respects.

Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

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

ETP’s intrastate transportation and storage and interstate transportation operations’ results are determined primarily by the amount of capacity its customers reserve, as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, ETP’s customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Excess fuel retained after consumption is typically valued at market prices.

ETP’s intrastate transportation and storage operations also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, ETP purchases natural gas from the market, including purchases from midstream marketing operations, and from producers at the wellhead.

In addition, ETP’s intrastate transportation and storage operations generate revenues and margin from fees charged for storing customers’ working natural gas in its storage facilities. ETP also engages in natural gas storage transactions in which it seeks to find and profit from pricing differences that occur over time utilizing the Bammel storage reservoir. ETP purchases physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide for a gross profit margin. ETP expects margins from natural gas storage transactions to be higher during the periods from November to March of each year and lower during the period from April through October of each year due to the increased demand for natural gas during colder weather. However, ETP cannot assure that its management’s expectations will be fully realized in the future and in what time period, due to various factors including weather, availability of natural gas in regions in which it operates, competitive factors in the energy industry, and other issues.

Results from ETP’s midstream operations are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipeline and gathering systems and the level of natural gas and NGL prices. ETP generates midstream revenues and gross margins principally under fee-based or other arrangements in which it receives a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through ETP’s systems and is not directly dependent on commodity prices.

ETP also utilizes other types of arrangements in its midstream operations, including (i) discount-to-index price arrangements, which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which ETP gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where ETP gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. In many cases, ETP provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of ETP’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. ETP’s contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

ETP conducts marketing activities in which it markets the natural gas that flows through its assets, referred to as on-system gas. ETP also attracts other customers by marketing volumes of natural gas that do not move through its assets, referred to as off-system gas. For both on-system and off-system gas, ETP purchases natural gas from natural gas producers and other supply points and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

ETP injects and holds natural gas in its Bammel storage facility to take advantage of contango markets, when the price of natural gas is higher in the future than the current spot price. ETP uses financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, ETP will lock in a margin by purchasing gas in the spot market or off peak season and entering a financial contract to lock in the sale price. If ETP designates the related financial contract as a fair value hedge for accounting purposes, ETP will value the hedged natural gas inventory at current spot market prices along with the financial derivative it uses to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot prices result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from ETP’s derivative instruments using mark-to-market accounting, with changes in the fair value of its derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot prices and forward natural gas prices. If the spread narrows between the physical and financial prices, ETP will record unrealized gains or lower unrealized losses. If the spread widens, ETP will record unrealized losses or lower unrealized gains. Typically, as ETP enters the winter months, the spread converges so that it recognizes in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdrawal of natural gas.

ETP’s retail propane operations sell propane and propane-related products and services. The HOLP and Titan customer base includes residential, commercial, industrial and agricultural customers.

Regency earns revenue from (i) domestic sales of natural gas, NGLs and condensate, (ii) natural gas gathering, processing and transportation, (iii) contract compression services and (iv) contract treating services. Revenue associated with sales of natural gas, NGLs and condensate are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery occurs. Revenue associated with transportation and processing fees are recognized when the service is provided. For contract compression services, revenue is recognized when the service is performed. For gathering and processing services, Regency receives either fees or commodities from natural gas producers depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percentage-of-proceeds contract type, Regency is paid for its services by keeping a percentage of the NGLs produced and a percentage of the residue gas resulting from processing the natural gas. Under the percentage-of-index contract type, Regency earns revenue by purchasing wellhead natural gas at a percentage of the index price and selling processed natural gas at a price approximating the index price and NGLs to third parties. Regency generally reports revenue gross when it acts as the principal, takes title to the product, and incurs the risks and rewards of ownership. Revenue for fee-based arrangements is presented net because Regency takes the role of an agent for the producers. Allowance for doubtful accounts is determined based on historical write-off experience and specific identification.

Regulatory Assets and Liabilities.  Transwestern, part of ETP’s interstate transportation operations, is subject to regulation by certain state and federal authorities and has accounting policies that conform to FASB Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations, which is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheets for the period in which the discontinuance of regulatory accounting treatment occurs.

Accounting for Derivative Instruments and Hedging Activities.  ETP and Regency utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit their exposure to margin fluctuations in natural gas, NGL and propane prices. These contracts consist primarily of commodity futures and swaps.

If ETP or Regency designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, the change in the fair value is deferred in accumulated other comprehensive income (“AOCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Gains and losses deferred in AOCI related to cash flow hedges remain in AOCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For financial derivative instruments that do not qualify for hedge accounting, the change in fair value is recorded in cost of products sold in the consolidated statements of operations.

If ETP or Regency designate a hedging relationship as a fair value hedge, they record the changes in fair value of the hedged asset or liability in cost of products sold in the consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statement of operations.

ETP and Regency utilize published settlement prices for exchange-traded contracts, quotes provided by brokers, and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” for further discussion regarding our derivative activities.

Fair Value of Financial Instruments.  We have marketable securities, commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 utilizes significant unobservable inputs. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected volatility, and are considered Level 3. The fair value of the Preferred Units was based predominantly on an income approach model and is also considered Level 3. See further information on our fair value assets and liabilities in Note 2 of our consolidated financial statements.

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

Property, Plant and Equipment.  Expenditures for maintenance and repairs that do not add capacity to or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, ETP capitalizes certain costs directly related to the installation of company-owned propane tanks and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the consolidated statement of operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful lives ranging from 3 to 83 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.

Asset Retirement Obligation.  ETP and Regency have determined that they are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, ETP’s and Regency’s management were not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2010 or 2009. ETP and Regency will record an asset retirement obligation in the periods in which their management can reasonably determine the settlement dates.

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

For more information on our litigation and contingencies, see Note 10 to our consolidated financial statements included in Item 8 of this report.

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “continue,” “will,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•	the ability of our subsidiaries to make cash distributions to us, which is dependent on the results of operations, cash flows and financial condition of ETP and Regency;

•

the actual amount of cash distributions by ETP and Regency to us, which is affected by the amount, if any, of cash reserves established by the Board of Directors of the general partners of ETP and Regency and is outside of our control;

•	the amount of natural gas transported on ETP’s and Regency’s pipelines and gathering systems;

•	the level of throughput in ETP’s and Regency’s natural gas processing and treating facilities;

•	the fees ETP and Regency charge and the margins they realize for their gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and NGLs;

•	energy prices generally;

•	the prices of natural gas and propane compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of propane supplies;

•	the level of domestic oil, propane and natural gas production;

•	the availability of imported oil and natural gas;

•	the ability to obtain adequate supplies of propane for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to market areas;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for oil, natural gas and propane;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to ETP’s and Regency’s interstate and intrastate pipelines;

•

hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs or to the transporting, storing and distributing of propane that may not be fully covered by insurance;

•	the maturity of the propane industry and competition from other propane distributors;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third party pipelines that connect with ETP’s and Regency’s pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of ETP’s and Regency’s liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by ETP’s and Regency’s customers;

•	regulatory, environmental, political and legal uncertainties that may affect the timing and cost of ETP’s and Regency’s internal growth projects, such as construction of additional pipeline systems;

•

risks associated with the construction of new pipelines and treating and processing facilities or additions to ETP’s existing pipelines and facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third party contractors;

•	the availability and cost of capital and ETP’s and Regency’s ability to access certain capital sources;

•	the deterioration of the credit and capital markets;

•

the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to ETP’s and Regency’s financial results and to successfully integrate acquired businesses;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, our subsidiaries utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in the consolidated balance sheets. We acquired a controlling interest in Regency in May 2010; therefore, at that time we became exposed to market risks related specifically to Regency, as discussed below.

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Commodity Price Risk

Following is a description of price risk management activities by segment.

Investment in ETP

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

ETP is also exposed to market risk on natural gas it retains for fees in its intrastate transportation and storage operations and operational gas sales in its interstate transportation operations. ETP uses financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.

Derivatives are utilized in ETP’s midstream operations in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. ETP attempts to maintain balanced positions to protect itself from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by its long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance ETP’s positions. To the extent open commodity positions exist, fluctuating commodity prices can impact its financial position and results of operations, either favorably or unfavorably.

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

ETP has a risk management policy that provides for oversight over its marketing activities. These activities are monitored independently by its risk management function and must take place within predefined limits and authorizations. As a result of ETP’s use of derivative financial instruments that may not qualify for hedge accounting, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. ETP attempts to manage this volatility through the use of daily position and profit and loss reports provided to senior management and predefined limits and authorizations set forth in its risk management policy.

Investment in Regency

Regency is a net seller of NGLs, condensate and natural gas as a result of its gathering and processing operations. The prices of these commodities are impacted by changes in the supply and demand as well as market forces. Regency’s profitability and cash flow are affected by the inherent volatility of these commodities which could adversely affect its ability to make distributions to its unitholders. Regency manages this commodity price exposure through an integrated strategy that includes management of its contract portfolio, matching sales prices of commodities with purchases, optimization of its portfolio by monitoring basis and other price differentials in operating areas, and the use of derivative contracts. In some cases, Regency may not be able to match pricing terms or to cover its risk to price exposure with financial hedges, and it may be exposed to commodity price risk. Speculative positions are prohibited under Regency’s risk management policy.

Regency is exposed to market risks associated with commodity prices, counterparty credit, and interest rates. Regency’s management and the board of directors of Regency’s General Partner have established comprehensive risk management policies and procedures to monitor and manage these market risks. Regency’s General Partner is responsible for delegation of transaction authority levels, and the Risk Management Committee of Regency’s General Partner is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. Regency’s Risk Management Committee receives regular briefings on positions and exposures, credit exposures, and overall risk management in the context of market activities.

Consolidated Commodity Price Risk Summary

The table below summarizes our commodity-related financial derivative instruments and fair values as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for natural gas liquids and WTI crude oil. Dollar amounts are presented in thousands.

	December 31, 2010			December 31, 2009
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(38,897,500)	$(2,334)	$304	72,325,000	$24,554	$491
Swing Swaps IFERC	(19,720,000)	(2,086)	2,228	(38,935,000)	1,718	2,142
Fixed Swaps/Futures	(2,570,000)	(11,488)	1,176	4,852,500	9,949	3,126
Options - Puts	-	-	-	2,640,000	837	447
Options - Calls	(3,000,000)	62	7	(2,640,000)	(819)	314
Propane:
Forwards/Swaps	1,974,000	275	258	6,090,000	3,348	785

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(28,050,000)	722	322	(22,625,000)	(4,178)	2
Fixed Swaps/Futures	(39,105,000)	8,599	16,837	(27,300,000)	(13,285)	15,669

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	-	-	-	(13,225,000)	(1,640)	81
Fixed Swaps/Futures	3,620,000	2,285	1,777	(22,800,000)	(4,464)	13,197
Options - Puts	26,760,000	10,545	7,125	-	-	-
Options - Calls	(26,760,000)	4,812	1,565	-	-	-
Propane:
Forwards/Swaps	51,114,000	2,386	6,473	20,538,000	8,443	2,609
Natural Gas Liquids:
Forwards/Swaps	1,212,110	(6,288)	4,910	-	-	-
WTI Crude:
Forwards/Swaps	373,655	(3,581)	3,501	-	-	-

Our consolidated balance sheets also reflect assets and liabilities related to commodity derivatives that have previously been de-designated as cash flow hedges or for which offsetting positions have been entered. Those amounts are not subject to change based on changes in prices.

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in our consolidated results of operations or in other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of ETP’s and Regency’s total derivative portfolio may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

As of December 31, 2010, ETP had $402.3 million of variable rate debt outstanding under its revolving credit facilities and Regency had $285.0 million of variable rate debt outstanding on its revolving credit facilities. ETE had no variable rate debt outstanding as of December 31, 2010. A hypothetical change of 100 basis points would result in a change to interest expense of $6.9 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We, ETP and Regency had the following interest rate swaps outstanding as of December 31, 2010 (dollars in thousands), none of which are designated as hedges for accounting purposes:

Entity	Term	Notional Amount	Type
ETP	August 2012 (1)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
ETP	July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%
Regency	April 2012	250,000	Pay a fixed rate of 1.325% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings of approximately $1.3 million. For ETP’s $500.0 million of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $5.0 million annually. For ETP’s $400.0 million of forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until August 2012 when the swaps are settled.

During the year ended December 31, 2010, ETP began to periodically enter into interest rate swaptions when its targeted benchmark interest rates for anticipated debt issuances was not attainable at the time in the interest rate swap market. Swaptions enable counterparties to exercise options to enter into interest rate swaps with ETP in exchange for premiums. As of December 31, 2010, ETP had no swaptions outstanding.

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

ETP’s counterparties consist primarily of petrochemical companies and other industrial, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact its overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements starting on page F-1 of this report are incorporated by reference.

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

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The management of Energy Transfer Equity, L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).

Regency Energy Partners LP (“Regency”), our consolidated subsidiary, completed its acquisition of Zephyr Gas Services, LLC (“Zephyr”) in September 2010 and is currently in the process of integrating Zephyr. We therefore excluded Zephyr from our December 31, 2010 assessment of the effectiveness of internal control over financial reporting. Zephyr had total assets of $220.6 million as of December 31, 2010 and third party revenues of $13.7 million from September 1, 2010 to December 31, 2010, which are included in our consolidated financial statements as of and for the year ended December 31, 2010.

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein. Regency’s internal control over financial reporting as of December 31, 2010 was audited by another independent registered public accounting firm, as stated in the report of Grant Thornton LLP included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited Energy Transfer Equity, L.P.’s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Transfer Equity, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Energy Transfer Equity, L.P.’s internal control over financial reporting based on our audit. We did not audit internal control over financial reporting of Regency Energy Partners LP (a consolidated subsidiary following the Partnership’s acquisition of the general partner interests in Regency Energy Partners LP on May 26, 2010), whose financial statements constitute 27 and 11 percent of total consolidated assets and revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. Regency Energy Partners LP’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Regency Energy Partners LP’s internal control over financial reporting in relation to Energy Transfer Equity, L.P. taken as a whole, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

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

In our opinion, based on our audit and the report of other auditors, Energy Transfer Equity, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 28, 2011

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

From January 1, 2010 until December 31, 2010, our Board of Directors was comprised of nine persons, five of whom qualify as “independent” under the NYSE’s corporate governance standards. We have determined that Messrs. Albin, Byrne, Glaske, Harkey, and Turner are all “independent” under the NYSE’s corporate governance standards.

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

Corporate Governance

The Board of Directors has adopted both a Code of Business Conduct and Ethics applicable to our directors, officers and employees, and Corporate Governance Guidelines for directors and the Board. Current copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters of the Audit and Compensation Committees of our Board of Directors are available on our website at www.energytransfer.com and will be provided in print form to any Unitholder requesting such information.

Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.

Annual Certification

The Parent Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 to this report. In 2010, our President and CFO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 401 of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member Paul E. Glaske qualified as an Audit Committee financial expert during 2010. A description of the qualifications of Mr. Glaske may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”

The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit

Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Paul E. Glaske, Bill W. Byrne and John D. Harkey, Jr. serve as elected members of the Audit Committee. Mr. Harkey currently serves as the Chair of the Committee. Mr. Harkey currently serves as a member or chairman of the audit committee of three other publicly traded companies, in addition to his service as a member of the Audit Committee of our General Partner and the Audit Committee of the General Partner of ETP. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors of our General Partner has determined that such simultaneous service does not impair Mr. Harkey’s ability to effectively serve on our Audit Committee.

Compensation and Nominating/Corporate Governance Committees

Although we are not required under NYSE rules to appoint a Compensation Committee or a Nominating/Corporate Governance Committee because we are a limited partnership, the Board of Directors of LE GP, LLC has established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our employees and officers under the equity compensation plans, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the Charter of the Compensation Committee, a director serving as a member of the Compensation Committee may not be an officer of or employed by our General Partner, the Parent Company, ETP or its subsidiaries, or Regency or its subsidiaries. Paul E. Glaske and Bill W. Byrne serve as the members of the Compensation Committee.

Matters relating to the nomination of directors or corporate governance matters are addressed to and determined by the full Board of Directors.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees. Specific provisions are applicable to the principal executive officer, principal financial officer, principal accounting officer and controller, or those persons performing similar functions, of our General Partner. Amendments to, or waivers from, the Code of Business Conduct and Ethics will be available on our website and reported as may be required under SEC rules. Any technical, administrative or other non-substantive amendments to the Code of Business Conduct and Ethics may not be posted.

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

Directors and Executive Officers of the General Partner

The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 15, 2011. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner

John W. McReynolds	60	Director, President and Chief Financial Officer

Kelcy L. Warren	55	Director and Chairman of the Board

Ray C. Davis	69	Director

Marshall S. (Mackie) McCrea, III	51	Director

David R. Albin	51	Director

K. Rick Turner	52	Director

Bill W. Byrne	81	Director

Paul E. Glaske	77	Director

John D. Harkey, Jr.	50	Director

Messrs. Warren, Davis, McCrea, Albin, Turner, Byrne and Glaske also serve as directors of ETP’s General Partner.

In connection with the series of transactions that occurred on May 26, 2010, whereby ETE acquired the general partner interest of Regency, Messrs. McReynolds and Harkey resigned as directors of ETP’s General Partner and were appointed as directors of Regency’s General Partner.

Set forth below is biographical information regarding the foregoing officers and directors of our General Partner:

John W. McReynolds.  Mr. McReynolds has served as our President since March 2005 and served as a Director and Chief Financial Officer since August 2005. He has previously served as a director of Energy Transfer Partners from August 2001 through May 2010. Mr. McReynolds has also served as a director of Regency since May 2010. Prior to becoming President of Energy Transfer Equity, Mr. McReynolds was a partner with the international law firm of Hunton & Williams LLP, for over 20 years. As a lawyer, Mr. McReynolds specialized in energy-related finance, securities, partnerships, mergers and acquisitions, syndication and litigation matters, and served as an expert in special projects for Boards of Directors for public companies. The members of our General Partner selected Mr. McReynolds to serve as a director because of his legal background and his extensive experience in energy-related corporate finance. Mr. McReynolds has relationships with executives and senior management at several companies in the energy sector, as well as with investment bankers who cover the industry.

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

Ray C. Davis.  Mr. Davis served as Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our initial public offering until his retirement effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the General Partner of ETP since the combination of the midstream and transportation operations of ETC OLP and the retail propane operations of Heritage in January 2004 until his retirement from these positions effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer of the general partner of ETC OLP, and as Co-Chief Executive Officer of ETP and Co-Chairman of the Board of the general partner of ETE, positions he held since their formation in 2002. Mr. Davis now serves as a director of the General Partners of ETP and ETE. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Davis served as Vice President of the General Partner of ET Company I, Ltd., the entity that operated ETC OLP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis has more than 32 years of business experience in the energy industry. Mr. Davis became a venture partner of Natural Gas Partners, L.L.C. in September 2007. The members of our General Partner selected Mr. Davis to serve as a director based on his more than 32 years of business experience in the energy industry and his expertise in the Partnership’s asset portfolio.

Marshall S. (Mackie) McCrea, III.  Mr. McCrea was appointed as a director on December 23, 2009. He is the President and Chief Operating Officer of ETP GP and has served in that capacity since June 2008. Prior to that, he served as President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since the combination of the operations of ETC OLP and HOLP in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as the Senior Vice President – Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETP. The members of our General Partner selected Mr. McCrea to serve as a director because he brings extensive project development and operations experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.

David R. Albin.  Mr. Albin is a managing partner of the Natural Gas Partners private equity funds, and has served in that capacity or similar capacities since 1988. Prior to his participation as a founding member of Natural Gas Partners, L.P. in 1988, he was a partner in the $600 million Bass Investment Limited Partnership. Prior to joining Bass Investment Limited Partnership, he was a member of the oil and gas group in the investment banking division of Goldman, Sachs & Co. He currently serves as a director of NGP Capital Resources Company. Mr. Albin has served as a director of ETP’s General Partner since February 2004 and has served as a Director of our General Partner since October 2002. The members of our General Partner selected Mr. Albin to serve as a director in connection with the investment made by Natural Gas Partners in ETP in 2004. Mr. Albin brings significant industry knowledge, accumulated over the past 20 years by investing in the natural gas sector, to the Board of Directors.

K. Rick Turner.  Mr. Turner has been employed by Stephens’ family entities since 1983. He is currently Senior Managing Principal of The Stephens Group, LLC. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been oil and gas exploration, natural gas gathering, processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner currently serves as a director of Atlantic Oil Corporation; SmartSignal Corporation; JV Industrials, LLC, JEBCO Seismic, LLC; North American Energy Partners Inc., Seminole Energy Services, LLC, BTEC Turbines LP, and the General Partner of ETP and our General Partner. Mr. Turner has served as a director of our General Partner since October 2002. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. The members of our General Partners selected Mr. Turner based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director on the boards of several other companies.

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

Paul E. Glaske.  Mr. Glaske retired as Chairman and Chief Executive Officer of Blue Bird Corporation, the largest manufacturer of school buses with manufacturing plants in three countries. Prior to becoming president of Blue Bird in 1986, Mr. Glaske served as the president of the Marathon LeTourneau Company, a manufacturer of large off-road mining and material handling equipment and off-shore drilling rigs. He served as a member of the board of directors of BorgWarner, Inc. of Chicago, Illinois until April 2008. Currently, Mr. Glaske serves on the board of directors of both Lincoln Educational Services in New Jersey, and Camcraft, Inc., in Illinois. Mr. Glaske has served as a director of ETP’s General Partner since February 2004 and is chairman of ETP’s Audit Committee. Mr. Glaske has served as a director of our General Partner since May 2006. The members of our General Partner selected Mr. Glaske to serve as a director because it believes he is familiar with running a company from the field level to the boardroom based on his previous experience. As a former CEO and director at various other companies, Mr. Glaske has been involved in succession planning, compensation, employee management and the evaluation of acquisition opportunities.

John D. Harkey, Jr. Mr.  Harkey has served as Chief Executive Officer and Chairman of Consolidated Restaurant Companies, Inc., since 1998. Mr. Harkey currently serves on the Board of Directors of Leap Wireless International, Inc., Loral Space & Communications, Inc., Emisphere Technologies, Inc., and the Board of Directors for the Baylor Health Care System Foundation. He currently serves on the Audit Committees of Loral and Emisphere. He also serves on the President’s Development Council of Howard Payne University and on the Executive Board of Circle Ten Council of the Boy Scouts of America. From 2005 to 2006, Mr. Harkey served on the Board of Directors and Audit Committee of Pizza Inn, Inc. and from 1999 to 2006, he served on the Board of Directors and was Chairman of the Audit Committee of Fox & Hound Restaurant Group (formerly Total Entertainment Restaurant Corp.). In May 2010, Mr. Harkey was elected Chairman of the Board of Directors of Regency’s General Partner. In May 2006, Mr. Harkey was elected as a director of our General Partner and member of the Audit Committee. He currently serves as the Chairman of the Audit Committee of our General Partner. The members of our General Partner selected Mr. Harkey to serve as a director because of his background in corporate finance, as well as his experience as a director on the boards and audit committees of several other public companies.

Compensation of the General Partner

Our General Partner does not receive any management fee or other compensation in connection with its management of the Parent Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% Unitholders are required by SEC regulations to furnish the General Partner with copies of all Section 16(a) forms.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that for our year ended December 31, 2010, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner, except for a late filing of a Form 4 for one transaction by Mr. McReynolds and Mrs. Sonia Aubé, a late filing of a Form 4 and a Form 5, each for one transaction by Mr. Davis, and a late filing of a Form 4 for one transaction by Mr. Warren.

ITEM 11.  EXECUTIVE COMPENSATION

Overview

Since we are a limited partnership, we are managed by our General Partner. Our General Partner is owned by Mr. Kelcy Warren (81.2%) and Mr. Ray Davis (18.8%). Enterprise GP Holdings previously held a 40.6% interest in our General Partner, which it sold entirely to Mr. Kelcy Warren in December 2010. Our limited partner interests are owned approximately 31% by affiliates and approximately 69% by the public.

We own 100% of ETP GP and its general partner, ETP LLC. We refer to ETP GP and ETP LLC together as the “ETP GP Entities.” ETP GP is the general partner of ETP. All of ETP’s employees receive employee benefits from the operating companies of ETP.

We own 100% of Regency GP LP and its general partner, Regency GP LLC. We refer to Regency GP LP and Regency GP LLC together as the “Regency GP Entities.” Regency GP is the general partner of Regency. All of Regency’s employees receive employee benefits from the operating companies of Regency.

Pursuant to a shared services agreement, we receive from ETP administrative and other services in connection with their management of the Parent Company for which we pay approximately $0.5 million per year to ETP. Pursuant to a shared service agreement with Regency, ETE provides administrative and other services to Regency for which we receive approximately $10.0 million per year; many of these administrative and other services are provided by ETP personnel and accordingly fees from Regency are remitted to ETP.

Compensation Discussion and Analysis

Named Executive Officers

We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the President of our General Partner performs all of our management functions. The compensation of our President is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the President of our General Partner. To provide comprehensive disclosure of our executive compensation, we are also providing information as to the executive compensation of the ETP GP Entities, since the shared service agreement with ETP allows for ETP’s executives to perform policy making functions for ETE, even though none of these persons is an executive officer of the Parent Company. Accordingly, the persons we refer to in this discussion as our “named executive officers” are the following:

ETE Executive Officer

•	John W. McReynolds, President and Chief Financial Officer of our General Partner.

ETP GP Entities Executive Officers

•	Kelcy L. Warren, Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer;

•	Martin Salinas, Jr., Chief Financial Officer;

•	Thomas P. Mason, Vice President, General Counsel and Secretary; and

•	William G. Powers, Jr., President of Propane Operations.

Our Philosophy for Compensation of Executives

Our General Partner. In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of the executive’s compensation should be incentive-based and that the base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by the payment of annual cash bonuses.

ETP GP Entities. The ETP GP Entities also believe that a significant portion of their executives’ compensation should be incentive-based and have instituted an annual discretionary cash bonus that considers the achievement of financial performance objectives for a fiscal year set at the beginning of such fiscal year, and the annual grant of restricted unit awards under ETP’s equity incentive plans, which are intended to provide a longer term incentive to their key employees to focus their efforts to increase the market price of ETP’s publicly traded units and to increase the cash distribution ETP pays to its Unitholders. Since 2008, ETP’s equity awards have been primarily in the form of restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve ETP’s business objectives. The equity-based compensation reflects the importance ETP places on aligning the interests of the executive officers with those of ETP’s Unitholders.

While ETE is responsible for the direct payment of the compensation of our named executive officer as an employee of ETE, ETE does not participate or have any input in any decisions as to the compensation levels or policies of our General Partner, the ETP GP Entities or the Regency GP Entities. As discussed below, ETE has a Compensation Committee (the “ETE Compensation Committee”), which is responsible for the compensation policies and compensation level of the executive officer of our General Partner.

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

ETE and ETP directly incur the payment to our respective executive officers in lieu of receiving an allocation of overhead related to executive compensation from their respective general partner. For the year ended December 31, 2010, ETE and ETP paid 100% of the compensation of the executive officers of their respective general partner as each entity represents the only business managed by such general partner.

Distributions to Our General Partner

Our General Partner is partially-owned by certain of our current and prior named executive officers. We pay quarterly distributions to our General Partner in accordance with our partnership agreement with respect to its ownership of its general partner interest as specified in our partnership agreement. The amount of each quarterly distribution that we must pay to our General Partner is based solely on the provisions of our partnership agreement, which agreement specifies the amount of cash we distribute to our General Partner based on the amount of cash that we distribute to our limited partners each quarter. Accordingly, the cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner’s executive officer. Distributions to our General Partner are described in detail in Note 8 to our consolidated financial statements. Our named executive officer also owns directly and indirectly certain of our limited partner interests and, accordingly, receives quarterly distributions. Such per unit distributions equal the per unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officer.

For a more detailed description of the compensation of our named executive officers, please see “Compensation Tables” below.

Compensation Committee of ETE and ETP

We are a limited partnership and our units are listed on the NYSE. ETP is also a limited partnership whose units are listed on the NYSE. Although the rules of the NYSE do not require publicly traded limited partnerships to have a compensation committee, the board of directors of ETP’s general partner has established a compensation committee. The board of directors of our General Partner established the ETE Compensation Committee in October of 2008. Paul E. Glaske serves as the chair of the ETE Compensation Committee.

The responsibilities of the ETE Compensation Committee include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of our President and CFO;

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

Compensation Philosophy

Each of ETE’s and ETP’s compensation programs is structured to provide the following benefits:

•

attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation; and

•	reward individual performance.

Methodology

Presently, the compensation committees of ETE and ETP consider relevant data available to them to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officer. The boards of directors and compensation committees of ETE and ETP also consider individual performance, levels of responsibility, skills and experience.

Components of Executive Compensation

For the year ended December 31, 2010, the compensation paid to ETE’s named executive officer consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses; and

•	equity incentive plan compensation.

Mr. Warren, ETP’s CEO, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). The compensation paid to the named executive officers of the ETP GP Entities, other than ETP’s CEO, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of cash bonuses;

•	vesting of previously issued equity-based awards issued pursuant to ETP’s equity incentive plans;

•	compensation resulting from the vesting of equity issuances made by an affiliate; and

•	401(k) plan contributions.

Periodically, the ETP Compensation Committee engages a third-party consultant to provide master information for compensation levels at peer companies in order to assist the ETP Compensation Committee in its determination of compensation levels for ETP’s executive officers. Most recently, the ETP Compensation Committee engaged Mercer Consulting Services (“Mercer”) during the year ended December 31, 2010 to assist in the determination of ETP’s compensation levels for its senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2010 and will also be used to determine other elements of compensation in 2011. The consultant provided an analysis of compensation for senior executives of the following 15 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

• Enterprise Products Partners L.P.	• Sunoco Logistics Partners L.P.

• Plains All American Pipeline, L.P.	• Atmos Energy Corporation

• CenterPoint Energy, Inc.	• El Paso Corporation

• The Williams Companies, Inc.	• Spectra Energy Partners, LP

• Sempra Energy	• Targa Resources Partners LP

• Kinder Morgan Energy Partners, L.P.	• NuStar Energy L.P.

• ONEOK Partners, L.P.	• Southern Union Company

• Enbridge Energy Partners, L.P.

The compensation analysis provided by Mercer covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The ETP Compensation Committee utilized the information provided by Mercer to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of ETP’s named executive officers to ensure that compensation of ETP’s named executive officers is competitive with the compensation for executive officers of these other companies. The ETP Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. Mercer did not provide any non-executive compensation services for ETP during 2010.

The ETE compensation Committee has not engaged a compensation consultant during the periods presented herein.

Base Salary.  For the year ended December 31, 2010, the base salary level, equity incentive compensation and the non-equity incentive compensation of Mr. McReynolds, the President and Chief Financial Officer of ETE’s General Partner, was determined by the board of directors of our General Partner based on recommendations from the ETE Compensation Committee after taking into account the compensation for senior executives at comparable companies with respect to annual salary, annual cash bonus and long-term incentive arrangements, and the total compensation for similarly situated senior executives at ETP.

The base salaries of ETP’s named executive officers are determined by ETP’s board of directors based on recommendations from the ETP Compensation Committee, which take into account the recommendations of Mr. Warren. For 2009, the ETP Compensation Committee determined to freeze base salaries for ETP’s named executive officers at the same levels as for 2008 due to the uncertainties related to the economy and the natural gas markets that existed at that time. In 2010, the Compensation Committee approved increases in the annual base salaries of Messrs. McCrea, Salinas and Mason of 3% each, from their prior annual base salaries. The Compensation Committee determined that such increases in annual base salary were warranted in light of their individual performance and levels of responsibility related to the management of the Partnership.

Annual Bonus.  In February 2011, the ETE Compensation Committee approved a cash bonus relating to the 2010 calendar year to Mr. McReynolds in the amount of $550,000. In approving this cash bonus, the ETE Compensation Committee took into account the achievements of ETE with respect to acquiring the general partner of Regency in connection with the Regency Transactions and restructuring ETE’s credit facilities through the issuance of $1.8 billion of 10-year notes. The ETE Compensation Committee also took into account the individual performance of Mr. McReynolds with respect to promoting ETE’s financial, strategic and operating objectives for 2010.

The ETE Compensation Committee determined not to award any cash bonus to Mr. McReynolds for the year ended December 31, 2009 due to the failure of ETP to achieve 100% of its internal EBITDA budget for 2009, as well as the desire of management of ETE, including Mr. McReynolds, to improve the financial performance of ETE by avoiding the compensation expense otherwise associated with annual bonuses.

In addition to base salary, the ETP Compensation Committee makes a determination whether to award named executive officers of the ETP GP Entities, other than ETP’s CEO, discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward the named executive officers of the ETP GP Entities for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to ETP’s profitability and success during such year. In this regard, the ETP Compensation Committee takes into account whether ETP achieved or exceeded its internal EBITDA budget for the year approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The ETP Compensation Committee does not establish its own financial performance objectives in advance for purposes of making those determinations. The ETP Compensation Committee also considers the recommendation of ETP’s CEO in determining the specific cash bonus amounts for each of ETP’s other named executive officers. The ETP Compensation Committee considers the recommendation of ETP’s CEO in determining specific cash bonus amounts for each of the other named executive officers of the ETP GP Entities.

ETP’s internal financial budgets are generally developed for each of its operations, and then aggregated with appropriate corporate level adjustments to (i) reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all operations of ETP’s business. The evaluation of ETP’s performance versus its internal financial budget is based on earnings without considering the impact of interest, income taxes or certain other non-cash items, such as depreciation and amortization. In general, the ETP Compensation Committee believes that ETP’s performance at or above the internal financial budget would support bonuses to named executive officers of the ETP GP Entities ranging from 100% to 150% of their annual salary. The individual bonus amounts for each named executive officer of the ETP GP Entities, other than ETP’s CEO, also reflect the ETP Compensation Committee’s view of the impact of such individual’s efforts and contributions towards achievement of ETP’s success in exceeding it internal financial budget in developing new projects as well as towards the overall management of ETP’s business.

In February 2011, the ETP Compensation Committee approved cash bonuses relating to the 2010 calendar year to Messrs. McCrea, Salinas, Mason and Powers of $675,000, $430,000, $430,000, and $425,000, respectively. In approving these cash bonuses, the ETP Compensation Committee took into account the achievement by the Partnership of 100% of its internal EBITDA budget for 2010 as well as the individual performances of these individuals with respect to promoting ETP’s financial, strategic and operating objectives for 2010.

The ETP Compensation Committee determined not to award any cash bonuses to the named executive officers for the year ended December 31, 2009, based in part upon the recommendations of Mr. Warren, due to the failure of ETP to achieve 100% of its internal EBITDA budget for 2009, as well as the desire of management of ETP, including Mr. Warren, to improve the financial performance of ETP by avoiding the compensation expense otherwise associated with these annual bonuses.

ETE Equity Awards.  The Energy Transfer Equity Long-Term Incentive Plan authorizes the ETE Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other rights related to ETE units at such times and upon such terms and conditions as it may determine in accordance with each such plan. The ETE Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officer of ETE, including the number of ETE Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to the named executive officer under this equity incentive plan have consisted of restricted unit awards, which are subject to vesting over a specified time period. ETE Common Units are issued upon grant of the award, subject to forfeiture of unvested units upon termination of employment during the vesting period.

In December 2009 and 2008 and in February 2011, unit awards of 30,000 units, 50,000 units and 25,000 units, respectively, were granted to Mr. McReynolds. These grants were approved by the ETE Compensation Committee. All of these unit awards provided for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. In approving the grant of such unit awards, the ETE Compensation Committee took into account the long-term objective of retaining Mr. McReynolds as a key driver of ETE’s future success and his previous equity unit awards subject to vesting.

The issuance of ETE Common Units pursuant to ETE’s equity incentive plan is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETE Common Units.

ETP Equity Awards.  Each of ETP’s 2004 Unit Plan and 2008 Incentive Plan authorizes the ETP Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other rights related to ETP units at such times and upon such terms and conditions as it may determine in accordance with each such plan. The ETP Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officers of the ETP GP Entities, including the number of Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to ETP’s named executive officers under these equity incentive plans have consisted of restricted unit awards, which have required the achievement of performance objectives in order for the awards to become vested or restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any unit award, ETP Common Units are issued.

Commencing in 2008, all of the new ETP unit awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives. This change resulted from the Compensation Committee’s determination that vesting based on continued employment, rather than the satisfaction of performance objectives, was more generally prevalent with companies in the energy industry. In December 2010 and January 2011, the ETP Compensation Committee approved grants of unit awards to Messrs. McCrea, Salinas, Mason and Powers of 250,000 units, 20,000 units, 20,000 units and 10,000 units, respectively. All of these unit awards provide for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per ETP Common Unit made by ETP on ETP Common Units promptly following each such distribution by ETP to its Unitholders.

In approving the grant of such unit awards, the ETP Compensation Committee took into account the same factors as discussed above under the caption “Annual Bonus,” the long-term objective of retaining such individuals as key drivers of ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In the case of the unit award to Mr. McCrea, the ETP Compensation Committee took into account the significant achievements of Mr. McCrea with respect to the commercial development of the Tiger pipeline, the Fayetteville Express pipeline and several intrastate natural gas pipelines that, based on the construction costs for these projects and the fees expected to be realized from these projects pursuant to long-term customer contracts, are expected to generate attractive rates of return for ETP. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the ETP Compensation Committee to provide a significant incentive to Mr. McCrea to remain with ETP and continue to develop successful commercial projects.

The issuance of ETP Common Units pursuant to ETP’s equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.

The unit awards under ETP’s equity incentive plans generally require the continued employment of the recipient during the vesting period. The ETP Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The ETP Compensation Committee did not accelerate the vesting of unit awards in 2010.

Affiliate Equity Awards.  McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of our General Partner, has awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. These rights include the economic benefits of ownership of these ETE units based on a five-year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETE or ETP unless this partnership defaults under its obligations pursuant to these unit awards. We are recognizing non-cash compensation expense over the vesting period based on the grant date fair value of the ETE units awarded the ETP employees assuming no forfeitures.

Messrs. McCrea, Salinas and Mason vested in rights related to ETE units of 42,000, 48,000, and 55,000, respectively, during 2010 and had unvested rights related to ETE units of 126,000, 144,000, and 55,000, respectively, as of December 31, 2010.

Qualified Retirement Plan Benefits.  We have established a defined contribution 401(k) plan, which covers substantially all employees of ETE and ETP, including named executive officers. These plans are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees who have completed one hour of service and have attained age 18 years of age (age 21 for certain union workers) are eligible to participate. Employees may elect to defer up to 100% of defined eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We shall make a matching contribution that satisfies the requirements of Section 401(k)(12)(B) and 401(m)(11) of the Internal Revenue Code. The rate of match shall not be less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The entire amount credited to the participant’s account shall be fully vested and non-forfeitable at all times. Prior to 2009, our 401(k) plan matching contributions were discretionary, based on a percentage of compensation, and participants vested in matching contributions upon completion of one year of service. Prior to 2009, our 401(k) plan also required the attainment of age 21 for all employees.

Health and Welfare Benefits.  All full-time employees, including our and ETP’s named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.

Termination Benefits.  ETE’s and ETP’s named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Each of ETE’s and ETP’s long-term incentive plans provides for immediate vesting of all unvested unit awards in the event of a change in control. A change in control as defined under the Energy Transfer Equity Long-Term Incentive Plan means any of (i) the date on which any person or group other than an affiliate of ETE becomes the beneficial owner of 50% or more of the voting power of the voting securities of ETE or its general partner; (ii) the date on which ETE or one of its affiliates ceases to be the general partner of ETE; or (iii) the date of a sale or disposition of all or substantially all of the assets of ETE to other than an affiliate of ETE. A change of control as defined under each of ETP’s plans means any of (i) the date on which Energy Transfer Partners GP, L.P. ceases to be the general partner of the Partnership; (ii) the date that ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of Energy Transfer Partners GP, L.P.; (iii) the sale of all or substantially all of ETP’s assets (other than to any Affiliate (as defined therein) of ETE); or (iv) a liquidation or dissolution of ETP. No such accelerated vesting occurred during the year ended December 31, 2010.

Deferred Compensation Plan.  ETE does not have a deferred compensation plan. Effective January 1, 2010, ETP adopted a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated ETP employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.

Under the DC Plan, each year eligible ETP employees are permitted to make an irrevocable election to defer up to 50% of their salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, ETP has made no discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with earnings (or losses) based on investment fund choices made by the participants among available funds.

Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan) of ETP, all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions.

Risk Assessment Related to our Compensation Structure.  We believe that the compensation plans and programs for named executive officers of ETE and ETP, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to ETE or ETP. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of ETE or ETP or reward poor judgment. We also believe ETE and ETP have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, ETE and ETP generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. ETE and ETP generally determine whether, and to what extent, their respective named executive officers and other employees receive a cash bonus based on achievement of specified financial performance objectives. ETE and ETP use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for ETE’s and ETP’s long-term incentive awards ensures that the interests of employees align with those of the respective unitholders of ETE and ETP for the long-term performance of ETE and ETP.

Director Compensation

Directors of LE GP, LLC who are employees of LE GP, LLC, ETP GP or any of their subsidiaries are not eligible for director compensation. The compensation arrangements for outside directors include a $30,000 annual retainer for services on the board and an annual retainer ($7,500 or $10,000 in the case of the chairman) and meeting attendance fees ($1,200) for services on the Audit Committee.

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

The ETP Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of ETP’s General Partner. In 2010, non-employee directors of ETP’s General Partner received an annual fee of $40,000 plus $1,200 for each committee meeting attended. Additionally, the Chairman of ETP’s audit committee receives an annual fee of $15,000 and the members of ETP’s Audit Committee receive an annual fee of $10,000. The Chairman of the ETP Compensation Committee receives an annual fee of $7,500 and the members of the ETP Compensation Committee receive an annual fee of $5,000. ETP’s employee directors, including Messrs. Warren and McCrea, do not receive any fees for service as directors. In addition, the non-employee directors participate in ETP’s 2004 Unit Plan and 2008 Incentive Plan. Each director of ETP’s General Partner who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the board of ETP’s General Partner for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 ETP Common Units. Under ETP’s 2004 Unit Plan and 2008 Incentive Plan, the non-employee directors of ETP’s General Partner each receive annual grants of unvested ETP Common Units equal to an aggregate of approximately $50,000 divided by the fair market value of ETP’s Common Units. These ETP Common Units vest over three years at one-third per year.

Tax and Accounting Implications of Equity-Based Compensation Arrangements

Deductibility of Executive Compensation

We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officer is generally fully deductible for federal income tax purposes.

Accounting for Unit-Based Compensation

For unit-based compensation arrangements, including equity-based awards issued to certain of ETP’s named executive officers by Mr. McReynolds (as discussed above), we record compensation expense over the vesting period of the awards, as discussed further in Note 9 to our consolidated financial statements.

Compensation Committee Interlocks and Insider Participation

Messrs. Glaske and Byrne served on the ETE Compensation Committee during 2010. During 2010, none of the members of the committee was an officer or employee of ETE or any of its subsidiaries or served as an officer of any company with respect to which any of its executive officers served on such company’s board of directors. In addition, neither Mr. Glaske nor Mr. Byrne are former employees of ETE or any of its subsidiaries.

Report of Compensation Committee

The Compensation Committee of the board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of Energy Transfer Equity, L.P. Based on this review and discussion, we have recommended to the board of directors of our General Partner that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee of the

Board of Directors of LE GP, LLC,

general partner of Energy Transfer Equity, L.P.

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

Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
ETE Officer:
John W. McReynolds	2010	$550,000	$550,000	$995,500	$-	$-	$-	$8,462	$2,103,962
President and Chief Financial Officer	2009	500,000	-	922,800	-	-	-	12,250	1,435,050
	2008	406,923	600,000	832,000	-	-	-	9,346	1,848,269

ETP Officers:

Kelcy L. Warren (4)	2010	$2,766	$-	$-	$-	$-	$-	$-	$2,766
Chief Executive Officer	2009	2,289	-	-	-	-	-	-	2,289
	2008	2,272	-	-	-	-	-	-	2,272

Martin Salinas, Jr. (5)	2010	356,058	480,000	999,600	-	-	7,648	27,250	1,870,556
Chief Financial Officer	2009	350,000	-	847,062	-	-	-	31,293	1,228,355
	2008	261,539	550,000	727,265	-	-	-	6,922,369	8,461,173

Marshall S. (Mackie) McCrea, III	2010	538,077	729,500	13,455,000	-	-	-	12,250	14,734,827
President and Chief Operating Officer	2009	500,000	-	883,000	-	-	-	12,250	1,395,250
	2008	444,154	750,000	825,678	-	-	-	3,427,408	5,447,240

Thomas P. Mason	2010	427,513	482,530	999,600	-	-	-	34,990	1,944,633
Vice President, General Counsel and Secretary	2009	420,240	-	802,912	-	-	-	41,005	1,264,157
	2008	410,410	630,000	2,332,800	-	-	-	32,347	3,405,557

William G. Powers, Jr. (6)	2010	400,000	425,000	499,800	-	-	-	20,004	1,344,804
President of Propane Operations	2009	407,692	500,000	441,500	-	-	-	22,000	1,371,192
	2008	336,925	300,000	1,353,827	-	-	-	20,488	2,011,240

(1)	The discretionary cash bonus amounts for named executive officers for 2010 include (i) cash bonuses approved by the Compensation Committee in April 2010 and paid in April 2010, and (ii) cash bonuses approved by the Compensation Committee in February 2011 that are expected to be paid in March 2011.

(2)	Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented.

(3)	The amounts in this column include (i) the aggregate grant date fair value related to grant of equity-based awards of units in ETE from an affiliate to certain of our named executive officers during the periods presented ($3,412,500 for Mr. McCrea in 2008 and $6,906,600 for Mr. Salinas in 2008), as discussed above and in Note 9 to our consolidated financial statements, (ii) contributions to the 401(k) plan made on behalf of the named executive officers and (iii) expenses paid by us for housing for Messrs. Mason and Salinas near our executive office in Dallas. Vesting in 401(k) contributions occurs immediately.

(4)	Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

(5)	Mr. Salinas was promoted to Chief Financial Officer effective June 2008. The 2008 amounts reflect his compensation for the entire year.

(6)	Mr. Powers was promoted to President of Propane Operations in May 2008. The 2008 amounts reflect his compensation for the entire year.

The named executive officers’ life insurance premiums are paid on the same basis as all other employees. Since this represents non-discriminatory group life insurance available to all salaried employees, the premiums paid are not included in the table above. Amounts presented do not include the value of unvested unit awards under equity incentive plans that would fully vest upon a change of control as defined in our plans, which amounts are reflected in the “Outstanding Equity Awards at Year-End Table” below. Amounts presented do not include the value of unvested affiliate equity awards granted to Messrs. McCrea, Salinas and Mason that would fully vest upon a change of control as defined in the equity incentive plans, which value was $4,922,820 for Mr. McCrea, $5,626,080 for Mr. Salinas, and $2,148,850 for Mr. Mason, based on the closing price of ETE’s Common Units on December 31, 2010.

Grants of Plan-Based Awards Table

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Unit Awards (1)
Name		Threshold (#)	Target (#)	Maximum (#)
ETE Officer:
John W. McReynolds	2/24/11	-	-	-	25,000	-	$-	$995,500

ETP Officers:

Kelcy L. Warren	N/A	-	-	-	-	-	$-	$-

Martin Salinas, Jr.	12/15/10	-	-	-	20,000	-	-	999,600

Marshall S. (Mackie) McCrea, III	1/14/11	-	-	-	250,000	-	-	13,455,000

Thomas P. Mason	12/15/10	-	-	-	20,000	-	-	999,600

William G. Powers, Jr.	12/15/10	-	-	-	10,000	-	-	499,800

(1)	We have computed the grant date fair value of unit awards in accordance with generally accepted accounting principles, as further described above and in Note 9 to our consolidated financial statements.

We do not have any non-equity incentive plans.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the ETP 2004 Unit Plan or the ETP 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds. The grant date fair value of these awards is detailed above in the “Summary Compensation Table” and related footnotes.

Outstanding Equity Awards at Year-End Table

	Grant Date (1)	Unit Awards
Name		Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (2)
ETE Officer:
John W. McReynolds	2/24/11	25,000	$976,750
	12/29/09	24,000	937,680
	12/19/08	30,000	1,172,100

ETP Officers:

Kelcy L. Warren	N/A	-	$-

Martin Salinas, Jr.	12/15/10	20,000	1,036,400
	12/15/09	15,349	795,385
	12/22/08	12,000	621,840
	12/5/07	2,400	124,368

Marshall S. (Mackie) McCrea, III	1/14/11	250,000	12,955,000
	12/15/09	16,000	829,120
	12/22/08	12,000	621,840
	12/5/07	8,800	456,016

Thomas P. Mason	12/15/10	20,000	1,036,400
	12/15/09	14,549	753,929
	12/22/08	12,000	621,840
	10/17/08	30,000	1,554,600
	12/5/07	7,200	373,104

William G. Powers, Jr.	12/15/10	10,000	518,200
	12/15/09	8,000	414,560
	12/22/08	6,000	310,920
	2/28/08	12,000	621,840
	12/5/07	2,400	124,368

(1)	Unit awards outstanding as of December 31, 2010 reflected in the table above ratably vest on each anniversary of the grant date through 2015 for awards granted in 2010, through 2014 for awards granted in 2009, and through 2013 for awards granted in 2008.

(2)	Market value was computed as the number of unvested awards as of December 31, 2010 multiplied by the closing price of our Common Units on December 31, 2010.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the 2004 Unit Plan or the 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
ETE Officer:
John W. McReynolds	16,000	$624,000

ETP Officers:

Kelcy L. Warren	-	$-

Martin Salinas, Jr.	9,037	460,958

Marshall S. (Mackie) McCrea, III	12,400	632,003

Thomas P. Mason	21,237	1,068,627

William G. Powers, Jr.	9,200	488,506

(1)	Amounts presented represent the number of unit awards vested during 2010 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price per unit upon the vesting date.

We have not issued option awards.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At December 31, 2010 ($)
ETE Officer:
John W. McReynolds	$-	$-	$-	$-	$-

ETP Officers:

Kelcy L. Warren	$-	$-	$-	$-	$-

Martin Salinas, Jr.	48,867	-	7,648	-	56,515

Marshall S. (Mackie) McCrea, III	-	-	-	-	-

Thomas P. Mason	-	-	-	-	-

William G. Powers, Jr.	-	-	-	-	-

The aggregate earnings reflected above for Mr. Salinas are included in his total compensation in the “Summary Compensation Table.”

Director Compensation, Including Unit Grants

The following table reflects compensation paid during 2010 to the non-employee directors of our General Partner, as well as any compensation paid during the period to those individuals as directors of our subsidiaries, ETP and Regency.

Director Compensation Table

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)

K. Rick Turner

As ETE Director	$30,000	$14,998	$-	$44,998

As ETP Director	40,000	39,986	-	79,986

Bill W. Byrne

As ETE Director	47,100	14,998	-	62,098

As ETP Director	73,000	39,986	-	112,986

Paul E. Glaske

As ETE Director	47,100	14,998	-	62,098

As ETP Director	71,800	39,986	-	111,786

John D. Harkey, Jr.

As ETE Director	49,600	14,998	-	64,598

As ETP Director (3)	41,071	27,155	-	68,226

As Regency Director	12,000	-	-	12,000

Ray C. Davis

As ETE Director	-	-	-	-

As ETP Director	46,200	39,986	-	86,186

(1)	Fees paid in cash for ETE Directors are based on amounts earned during 2010, a portion of which were paid in 2011.

(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price as of the grant date. For ETP unit awards, the grant date market price is reduced by the expected distributions during the vesting period to determine the grant date fair value.

(3)	Mr. Harkey ceased to serve on ETP’s Board of Directors in May 2010, at which time all of his outstanding ETP unit awards vested. Mr. Harkey’s compensation reflects an incremental amount related to the vesting of those unit awards.

As of December 31, 2010, Messrs. Turner, Byrne, Glaske and Harkey each had 1,029 ETE unit awards outstanding and Messrs. Byrne, Glaske, Turner and Davis each had 2,234 ETP unit awards outstanding. As of December 31, 2010, Mr. Harkey had no Regency unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Equity Compensation Plan Information

At the time of our initial public offering, we adopted the Energy Transfer Equity, L.P. Long-Term Incentive Plan for the employees, directors and consultants of our General Partner and its affiliates who perform services for us. The long-term incentive plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to three million units, excluding the Class B Units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The plan is administered by the compensation committee of the board of directors of our General Partner.

The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	2,885,212

Total	-	$-	2,885,212

Energy Transfer Equity, L.P. Units

The following table sets forth certain information as of February 1, 2011, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class

Common Units	Kelcy L. Warren (9)	42,663,428	19.1%
	John W. McReynolds (8)	6,689,180	3.0%
	David R. Albin (4)	501,226	*
	Bill W. Byrne (5)	26,381	*
	Ray C. Davis (6)	16,802,475	7.5%
	Paul E. Glaske	29,801	*
	John D. Harkey, Jr. (7)	32,581	*
	Marshall S. (Mackie) McCrea, III	995,637	*
	K. Rick Turner	83,030	*

	All Directors and Executive Officers as a group (9 persons)	67,823,739	30.4%

	Randa Duncan Williams (3)	39,170,190	17.6%

*	Less than 1%

(1)	The address for Mr. Albin is 125 E. John Carpenter Freeway, Suite 600, Irving, Texas 75062. The address for Messrs. Byrne, Davis, Glaske, Harkey, McCrea, McReynolds, Turner and Warren is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Ms. Williams and related entities is 1100 Louisiana Street, 10th Floor, Houston, Texas 77002.

(2)	Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. Nature of beneficial ownership is direct with sole investment and disposition power unless otherwise noted.

(3)	Ms. Williams has shared voting and dispositive power over all of the units reported. Includes 194,100 units held by The Estate of Dan L. Duncan, which has sole voting and dispositive power with respect to 14,000 of such units and share voting and dispositive power with respect to 180,100 of such units. Each of The Voting Trustees of the Dan Duncan LLC Voting Trust, Dan Duncan LLC, Enterprise Products Holding LLC, Enterprise Products Partners LP, Enterprise Products OLPGL, Inc. Enterprise Products Operating LLC, Enterprise ETE LLC share voting and dispositive power with respect to 38,976,090 of such units held by Enterprises ETE LLC.

(4)	Includes 487,717 units held by Spectra Holdings, L.P., an entity owned by Mr. Albin. Mr. Albin disclaims beneficial ownership of the units held by Spectra Holdings, L.P. other than to the extent of his pecuniary interest therein.

(5)	Includes 23,800 units held by Byrne & Associates, LLC, an entity in which Mr. Byrne is a member and sole manager. Mr. Byrne disclaims beneficial ownership of the units held by Byrne & Associates other than to the extent of his pecuniary interest therein.

(6)	Includes 741,654 units held by Avatar Investments, L.P., 50 units held by Avatar Holdings, LLC, 3,223,005 units held by Mr. Davis as Trustee of a trust for the benefit of his spouse, 1,410,552 units held by his spouse (over which his spouse exercises voting and dispositive power) and 7,881,953 units held by ETC Holdings, L.P. (over which Mr. Davis exercises shared voting and dispositive power with Mr. Warren). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to be beneficially own units held by ETC Holdings, L.P. Excludes an additional 17,964,706 units held by ETC Holdings L.P. in which Mr. Davis has no pecuniary interest (see note 9 below).

(7)	Includes 15,000 units held by the Katemcy Trust.

(8)	Includes 4,086,810 units held by McReynolds Energy Partners L.P. and 2,521,570 units held by McReynolds Equity Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of units owned by such limited partnerships other than to the extent of his pecuniary interest therein.

(9)	Includes 17,136,398 units held by Kelcy Warren Partners, L.P. and 1,500,000 units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 17,964,706 units held by ETC Holdings L.P. (over which Mr. Warren exercises shared voting and dispositive power with Mr. Davis). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to be beneficially own units held by ETC Holdings, L.P. Excludes an additional 7,881,953 units held by ETC Holdings L.P. in which Mr. Warren has no pecuniary interest (see note 5 above). Also includes 150,269 units held by LE GP, LLC. Mr. Warren may be deemed to own units held by LE GP, LLC due to his ownership of 81.2% of its member interests. The voting and disposition of these units is directly controlled by the board of directors of LE GP, LLC. Mr. Warren disclaims beneficial ownership of units owned by LE GP, LLC other than to the extent of his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Parent Company owns 100% of the Class A and Class B Limited Partner interests, and 100% of the General Partner interests, in Energy Transfer Partners GP, L.P., and the general partner of ETP. The Parent Company also owns interest in Regency Energy Partner GP LP, the general partner of Regency. The Parent Company’s cash flows currently consist of distributions from ETP and Regency related to the following partnership interests, including IDRs in ETP and Regency:

•	our ownership of the general partner interest in ETP, which we hold through our ownership interests in ETP GP;

•	50.2 million ETP Common Units, representing approximately 26% of the total outstanding ETP Common Units, which we hold directly;

•

100% of the IDRs in ETP, which we likewise hold through our ownership interests in ETP GP and which entitle us to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases;

•	our ownership of the general partner interest in Regency, which we hold through our ownership interests in Regency GP;

•	26.3 million Regency Common Units, representing approximately 19% of the total outstanding Regency Common Units; and

•

100% of the IDRs in Regency, which we likewise hold through our ownership interests in Regency GP and which entitle us to receive specified percentages of the cash distributed by Regency as Regency’s per unit distribution increases.

ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.

Seven of the nine current directors of LE GP, LLC, the Parent Company’s general partner, are also directors of the general partner of ETP. In addition, Mr. Warren is also an executive officer of the general partner of ETP.

Under the terms of a shared services agreement, the Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the year ended December 31, 2010 the Parent Company received $5.8 million from Regency related to these services. For the years ended December 31, 2010, 2009 and 2008 the Parent Company paid $6.3 million, $0.5 million and $0.5 million, respectively, to ETP related to these services.

ETP has an operating lease agreement with the former owners of Energy Transfer Group, L.L.C., which ETP acquired in 2009. These former owners include Mr. Warren and Mr. Davis. See discussion in Note 13 to our consolidated financial statements.

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

Enterprise Products Partners L.P., or (“Enterprise,”) owns approximately 17.6% of our outstanding Common Units. Enterprise acquired these Common Units in connection with its merger with Enterprise GP Holdings, L.P. (“EPE”) in November 2010. Following the merger, Mr. Warren acquired from Enterprise the 40.6% interest in

LE GP, LLC, the general partner of ETE, that had been owned by EPE prior to the merger. In December 2009, Dan L. Duncan and Ralph S. Cunningham were appointed as directors of LE GP, LLC. At the time of their appointment, Mr. Duncan was Chairman and a director of EPE Holdings, LLC, the general partner of EPE; Chairman and a director of EPE, LLC, the general partner of Enterprise; and Group Co-Chairman of EPCO, Inc. Dr. Cunningham was the President and Chief Executive Officer of EPE Holdings, LLC, the general partner of EPE. In March 2010, Mr. Duncan passed away and in November 2010, Mr. Cunningham resigned from the board of directors of LE GP, LLC. See discussion of our transactions with Enterprise and its subsidiaries in Note 13 to our consolidated financial statements.

Effective May 26, 2010, we acquired our equity interests in Regency in a series of transactions, which we refer to as the Regency Transactions. In the Regency Transactions, we:

•

acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Series A Convertible Preferred Units (the “Preferred Units”) having an aggregate liquidation preference of $300.0 million,

•

acquired from ETP an indirect 49.9% interest in Midcontinent Express Pipeline LLC (“MEP”) (see Note 4), and an option to acquire an additional 0.1% interest in MEP, in exchange for the redemption by ETP of approximately 12.3 million ETP Common Units we previously owned, and

•	acquired 26.3 million Regency Common Units in exchange for our contribution of all of our interests in MEP, including the option to acquire an additional 0.1% interest, to Regency.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2010	2009
Audit fees (1)	$2,616,045	$2,641,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$2,616,045	$2,641,000

(1)	Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal controls over financial reporting.

Pursuant to the charter of the Audit Committee, the Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The Audit Committee also oversees and directs our internal auditing program and reviews our internal controls.

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee.

The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

•	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, LLC,
its general partner

Date: February 28, 2011	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds John W. McReynolds	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	February 28, 2011

/s/ Kelcy L. Warren Kelcy L. Warren	Director and Chairman of the Board	February 28, 2011

/s/ David R. Albin David R. Albin	Director	February 28, 2011

/s/ Bill W. Byrne Bill W. Byrne	Director	February 28, 2011

/s/ Ray C. Davis Ray C. Davis	Director	February 28, 2011

/s/ Paul E. Glaske Paul E. Glaske	Director	February 28, 2011

/s/ John D. Harkey John D. Harkey	Director	February 28, 2011

/s/ Marshall S. McCrea, III Marshall S. McCrea, III	Director	February 28, 2011

/s/ K. Rick Turner K. Rick Turner	Director	February 28, 2011

INDEX TO EXHIBITS

The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

2.1	1-32740 (8-K/A) (5/13/10)	2.1	General Partner Purchase Agreement, dated May 10, 2010, by and among Regency GP Acquirer, L.P., Energy Transfer Equity, L.P. and ETE GP Acquirer LLC.

2.2	1-32740 (8-K/A) (5/13/10)	2.2	Redemption and Exchange Agreement, dated May 10, 2010, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

2.3	1-32740 (8-K/A) (5/13/10)	2.3	Contribution Agreement, dated May 10, 2010, by and among Energy Transfer Equity, L.P., Regency Energy Partners LP and Regency Midcontinent Express LLC.

3.1	333-128097 (S-1) (9/2/05)	3.1	Certificate of Conversion of Energy Transfer Company, L.P.

3.2	333-128097 (S-1) (9/2/05)	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.

3.3	1-32740 (8-K) (2/14/06)	3.1	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.3.3	1-32740 (8-K) (6/2/10)	3.1	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.

3.4	333-128097 (S-1) (9/2/05)	3.4	Certificate of Conversion of LE GP, LLC.

3.5	333-128097 (S-1) (9/2/05)	3.5	Certificate of Formation of LE GP, LLC.

3.6	1-32740 (8-K) (5/8/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.6.1	1-32740 (8-K) (12/23/09)	3.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of LE GP, LLC.

3.7	1-11727 (8-K) (7/28/09)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

3.8	333-04018 (S-1/A) (6/21/96)	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.1	1-11727 (10-K) (8/31/00)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

3.8.2	1-11727 (10-Q) (5/31/02)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.8.3	1-11727 (10-Q) (2/29/04)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

3.9	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

3.10	1-11727 (10-Q) (2/28/02)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

3.11	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

3.12	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

3.12.1	1-11727 (8-K) (8/10/10)	3.6	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

3.13	333-128097 (S-1/A) (12/20/05)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

3.13.1	333-128097 (S-1/A) (12/20/05)	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

3.14	333-128097 (S-1/A) (12/20/05)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

3.15	1-32740 (8-K) (8/10/10)	3.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP, L.L.C.

4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.

4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

4.7	1-11727 (8-K) (8/2/05)	4.1	Third Supplemental Indenture dated July 29, 2005, to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and Wachovia Bank, National Association, as trustee.

4.8	1-11727 (8-K) (8/2/05)	4.2	Registration Rights Agreement dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein, and the initial purchasers party thereto.

4.9	1-11727 (10-K/A) (8/31/05)	4.9	Form of Senior Indenture of Energy Transfer Partners, L.P.

4.10	1-11727 (10-K/A) (8/31/05)	4.10	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

4.11	1-11727 (10-K) (8/31/06)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.12	1-11727 (8-K) (10/25/06)	4.1	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

4.13	1-11727 (8-K) (3/28/08)	4.2	Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

4.14	1-32740 (8-K) (6/2/10)	4.14	Registration Rights Agreement by and among Energy Transfer Equity, L.P. and Regency GP Acquirer, L.P., dated as of May 26, 2010.

4.15	1-32740 (8-K) (9/20/10)	4.14	Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee.

4.16	1-32740 (8-K) (9/20/10)	4.15	First Supplemental Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes).

10.2	333-04018 (424B4) (6/26/96)	10.2	Form of Note Purchase Agreement (June 25, 1996).

10.2.1	1-11727 (10-Q) (11/30/96)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

10.2.2	1-11727 (10-Q) (2/28/97)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

10.2.3	1-11727 (10-K) (8/31/98)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

10.2.4	1-11727 (10-K) (8/31/99)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.2.5	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.6	1-11727 (8-K) (8/23/00)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

10.2.7	1-11727 (10-Q) (2/28/01)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.2.8	1-11727 (10-Q) (2/29/04)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

10.4.2**	1-11727 (10-Q) (6/30/08)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.

10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.

10.5	1-11727 (10-Q) (5/31/98)	10.16	Note Purchase Agreement of Heritage Operating, L.P. dated as of November 19, 1997.

10.5.1	1-11727 (10-K) (8/31/98)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement of Heritage Operating, L.P.

10.5.2	1-11727 (10-K) (8/31/98)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.3	1-11727 (10-Q) (5/31/00)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.4	1-11727 (8-K) (8/23/00)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement of Heritage Operating, L.P.

10.5.5	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.5.6	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.8	1-11727 (10-K) (8/31/01)	10.19	Note Purchase Agreement of Heritage Operating, L.P. dated as of August 10, 2000.

10.8.1	1-11727 (10-Q) (2/28/01)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.2	1-11727 (10-Q) (5/31/01)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.8.3	1-11727 (10-Q) (2/29/04)	10.16.6	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement of Heritage Operating, L.P.

10.19	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.

10.20	1-11727 (8-K) (2/1/05)	10.2	Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.21**	1-11727 (8-K) (3/3/2008)	10.1	Energy Transfer Partners, L.P. Midstream Bonus Plan.

10.21.1**	1-11727 (10-K) (8/31/06)	10.45	Energy Transfer Partners, L.P. Summary of Director Compensation.

10.22	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

10.23	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.

10.24	333-128097 (S-1) (333-128097)	10.47	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.

10.25**	333-128097 (S-1) (333-128097)	10.25	Energy Transfer Equity Long-Term Incentive Plan.

10.26**	333-128097 (S-1) (333-128097)	10.26	Form of Director and Officer Indemnification Agreement.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.27	1-11727 (8-K) (7/23/07)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower, and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC, as senior managing agents, and other lenders party hereto.

10.29	1-32740 (8-K) (7/19/06)	10.2	Amended and Restated Credit Agreement dated July 13, 2006, between Energy Transfer Equity, L.P. and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP Paribas and The Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse Cayman Islands Branch, Deutsche Bank AG New York Branch and UBS Securities LLC, as senior managing agents, and Fortis Capital Corp, Suntrust Bank and Wells Fargo Bank, N.A., as managing agents.

10.34	1-32740 (10-K) (8/31/06)	10.34	First Amendment to Amended and Restated Credit Agreement, dated November 1, 2006, among Energy Transfer Equity, L.P., as the borrower, Wachovia Bank, National Association as administrative agent, UBS Loan Finance LLC, as syndication agent, BNP Paribas, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and UBS Securities LLC and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers.

10.34.1	1-32740 (8-K) (6/2/10)	10.1	Second Amended and Restated Credit Agreement, dated as of May 19, 2010, among Energy Transfer Equity, L.P. as the borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as co-syndication agents, BNP PARIBAS and the Royal Bank of Scotland plc, as co-documentation agents, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, and UBS Securities LLC, as senior managing agents, Fortis Capital Corp, and Sun Trust Banks, as managing agents, and other lenders party thereto.

10.35	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.

10.36	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.37	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.38	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.

10.39	1-11727 (8-K) (9/18/06)	10.1	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.40	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

10.41	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

10.42	1-11727 (10-K) (8/31/06)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks parties thereto, as lenders, and Bank of Oklahoma, National Association, as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

10.43	1-32740 (8-K)(11/30/06)	99.1	Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.44**	1-32740 (8-K)(12/26/06)	99.1	LE GP, LLC Outside Director Compensation Policy.

10.45	1-32740 (8-K)(3/5/07)	99.1	Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.

10.46	1-32740 (8-K)(5/7/07)	10.45	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.

10.47	1-11727 (10-Q) (5/31/07)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.47.1	1-11727 (10-Q) (5/31/07)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

10.48	1-11727 (10-Q) (5/31/07)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ending or Date)	As Exhibit

10.49	1-32740 (8-K) (9/20/10)	10.1	Credit Agreement, dated September 20, 2010 among Energy Transfer Equity, L.P., as the borrower, Credit Suisse AG, as administrative agent and collateral agent, and the other lenders party thereto, and Credit Suisse Securities (USA) LLC, as sole lead arranger and sole book runner.

10.50	1-32740 (8-K) (9/20/10)	10.2	Pledge and Security Agreement, dated September 20, 2010, by and among Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C., ETE GP Acquirer LLC, ETE Services Company, LLC, Regency GP LLC, as the grantors, and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the lenders under the Credit Agreement dated September 20, 2010.

21.1			List of Subsidiaries.

23.1			Consent of Grant Thornton LLP.

23.2			Consent of KPMG LLP

23.3			Consent of PricewaterhouseCoopers LLP

31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1			Report of Independent Registered Public Accounting Firm — KPMG LLP opinion on consolidated financial statements of Regency Energy Partners LP

99.2			Report of Independent Registered Public Accounting Firm — KPMG LLP opinion on internal controls over financial reporting of Regency Energy Partners LP

99.3			Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP opinion on financial statements of Midcontinent Express Pipeline LLC

101			Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) our Consolidated Statements of Comprehensive Income for years ended December 31, 2010, 2009 and 2008; (iv) our Consolidated Statement of Equity for the years ended December 31, 2010, 2009 and 2008; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (vi) the notes to our Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference.
**	Denotes a management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

Energy Transfer Equity, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Energy Transfer Equity, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Regency Energy Partners LP (a consolidated subsidiary following the Partnership’s acquisition of the general partner interests in Regency Energy Partners LP on May 26, 2010) as of December 31, 2010 and for the period from May 26, 2010 to December 31, 2010, which statements reflect 27 percent of total consolidated assets as of December 31, 2010 and 11 percent of total consolidated revenues for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Regency Energy Partners LP, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Transfer Equity, L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 28, 2011

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,264	$68,315
Marketable securities	2,032	6,055
Accounts receivable, net of allowance for doubtful accounts of $6,706 and $6,338 as of December 31, 2010 and 2009, respectively	612,357	566,522
Accounts receivable from related companies	76,331	51,894
Inventories	366,384	389,954
Exchanges receivable	21,926	23,136
Price risk management assets	16,357	12,371
Other current assets	109,359	149,712

Total current assets	1,291,010	1,267,959

PROPERTY, PLANT AND EQUIPMENT	13,284,430	10,117,041
ACCUMULATED DEPRECIATION	(1,431,698)	(1,052,566)

	11,852,732	9,064,475
ADVANCES TO AND INVESTMENTS IN AFFILIATES	1,359,979	663,298
LONG-TERM PRICE RISK MANAGEMENT ASSETS	13,971	-
GOODWILL	1,600,611	775,094
INTANGIBLES AND OTHER ASSETS, net	1,260,427	389,683

Total assets	$17,378,730	$12,160,509

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$421,556	$359,176
Accounts payable to related companies	27,351	38,515
Exchanges payable	16,003	19,203
Price risk management liabilities	13,172	65,146
Accrued and other current liabilities	567,688	366,781
Current maturities of long-term debt	35,305	40,924

Total current liabilities	1,081,075	889,745

LONG-TERM DEBT, less current maturities	9,346,067	7,750,998
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	79,465	73,332
SERIES A CONVERTIBLE PREFERRED UNITS (Note 7)	317,600	-
OTHER NON-CURRENT LIABILITIES	235,848	226,183

COMMITMENTS AND CONTINGENCIES (Note 10)

PREFERRED UNITS OF SUBSIDIARY (Note 7)	70,943	-

EQUITY:
PARTNERS’ CAPITAL:
General Partner	520	368
Limited Partners:
Common Unitholders (222,941,172 and 222,898,248 units authorized, issued and outstanding as of December 31, 2010 and 2009, respectively)	115,350	53,412
Accumulated other comprehensive income (loss)	4,798	(53,628)

Total partners’ capital	120,668	152
Noncontrolling interest	6,127,064	3,220,099

Total equity	6,247,732	3,220,251

Total liabilities and equity	$17,378,730	$12,160,509

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

	Years Ended December 31,
	2010	2009	2008
REVENUES:
Natural gas operations	$5,167,945	$4,115,806	$7,653,156
Retail propane	1,314,973	1,190,524	1,514,599
Other	115,214	110,965	125,612

Total revenues	6,598,132	5,417,295	9,293,367

COSTS AND EXPENSES:
Cost of products sold - natural gas operations	3,328,754	2,519,575	5,885,982
Cost of products sold - retail propane	752,926	574,854	1,014,068
Cost of products sold - other	29,657	27,627	38,030
Operating expenses	784,546	680,893	781,831
Depreciation and amortization	431,199	325,024	274,372
Selling, general and administrative	234,321	178,924	200,181

Total costs and expenses	5,561,403	4,306,897	8,194,464

OPERATING INCOME	1,036,729	1,110,398	1,098,903

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(624,887)	(468,420)	(357,541)
Equity in earnings (losses) of affiliates	65,220	20,597	(165)
Losses on disposal of assets	(5,255)	(1,564)	(1,303)
Gains (losses) on non-hedged interest rate derivatives	(52,357)	33,619	(128,423)
Allowance for equity funds used during construction	28,942	10,557	63,976
Impairment of investment in affiliate	(52,620)	-	-
Other, net	(44,210)	1,913	8,115

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	351,562	707,100	683,562
Income tax expense	13,738	9,229	3,808

INCOME FROM CONTINUING OPERATIONS	337,824	697,871	679,754
Loss from discontinued operations	(1,244)	-	-

NET INCOME	336,580	697,871	679,754

Less: Net income attributable to noncontrolling interest	143,822	255,398	304,710

NET INCOME ATTRIBUTABLE TO PARTNERS	192,758	442,473	375,044

GENERAL PARTNER’S INTEREST IN NET INCOME	597	1,370	1,161

LIMITED PARTNERS’ INTEREST IN NET INCOME	$192,161	$441,103	$373,883

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.86	$1.98	$1.68

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,941,156	222,898,203	222,829,956

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.86	$1.98	$1.68

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,941,156	222,898,203	222,829,956

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Net income	$336,580	$697,871	$679,754

Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	49,353	16,958	(22,916)
Change in value of derivative instruments accounted for as cash flow hedges	19,012	(11,017)	(40,350)
Change in value of available-for-sale securities	(4,023)	10,924	(6,418)

	64,342	16,865	(69,684)

Comprehensive income	400,922	714,736	610,070

Less: Comprehensive income attributable to noncontrolling interest	149,738	258,066	291,624

Comprehensive income attributable to partners	$251,184	$456,670	$318,446

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	$192	$(4,628)	$(11,227)	$2,106,819	$2,091,156
Distributions to ETE partners	(1,349)	(434,519)	-	-	(435,868)
Subsidiary distributions	-	-	-	(319,963)	(319,963)
Subsidiary units issued for cash	151	48,631	-	326,505	375,287
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	823	-	19,968	20,791
Non-cash executive compensation	-	48	-	1,202	1,250
Other, net	-	-	-	(3,407)	(3,407)
Other comprehensive loss, net of tax	-	-	(56,598)	(13,086)	(69,684)
Net income	1,161	373,883	-	304,710	679,754

Balance, December 31, 2008	155	(15,762)	(67,825)	2,422,748	2,339,316
Distributions to ETE partners	(1,457)	(469,201)	-	-	(470,658)
Subsidiary distributions	-	-	-	(381,471)	(381,471)
Subsidiary units issued for cash	300	96,696	-	902,680	999,676
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	551	-	20,613	21,164
Non-cash executive compensation	-	25	-	1,225	1,250
Other, net	-	-	-	(3,762)	(3,762)
Other comprehensive income, net of tax	-	-	14,197	2,668	16,865
Net income	1,370	441,103	-	255,398	697,871

Balance, December 31, 2009	368	53,412	(53,628)	3,220,099	3,220,251
Regency Transactions (See Notes 1 and 3)	648	209,065	-	1,895,268	2,104,981
Distributions to ETE partners	(1,495)	(481,553)	-	-	(483,048)
Subsidiary distributions	-	-	-	(567,593)	(567,593)
Subsidiary units issued for cash	441	142,154	-	1,409,215	1,551,810
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	-	911	-	23,770	24,681
Non-cash executive compensation	-	25	-	1,225	1,250
Other, net	(39)	(825)	-	(4,658)	(5,522)
Other comprehensive income, net of tax	-	-	58,426	5,916	64,342
Net income	597	192,161	-	143,822	336,580

Balance, December 31, 2010	$520	$115,350	$4,798	$6,127,064	$6,247,732

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$336,580	$697,871	$679,754
Reconciliation of net income to net cash provided by operating activities:
Impairment of investment in affiliate	52,620	-	-
Impairment of goodwill	-	-	11,359
Payment for termination of Parent Company interest rate derivatives (See Note 11)	(168,550)	-	-
Proceeds from termination of ETP interest rate derivatives (See Note 11)	26,495	-	-
Depreciation and amortization	431,199	325,024	274,372
Amortization of finance costs charged to interest	18,111	14,954	10,962
Non-cash unit-based compensation expense	29,918	24,583	24,304
Non-cash executive compensation expense	1,250	1,250	1,250
Losses on disposal of assets	5,255	1,564	1,303
Distribution in excess of earnings of affiliates, net	79,975	3,224	5,621
Other non-cash	14,483	3,627	(21,652)
Net change in operating assets and liabilities, net of effects of acquisitions (see Note 2)	259,543	(348,636)	156,447

Net cash provided by operating activities	1,086,879	723,461	1,143,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid for) received from acquisitions	(345,237)	30,367	(84,783)
Capital expenditures	(1,509,977)	(748,621)	(2,054,806)
Contributions in aid of construction costs	13,720	6,453	50,050
(Advances to) repayments from affiliates, net	(92,603)	(655,500)	54,534
Proceeds from the sale of assets	104,118	21,545	19,420

Net cash used in investing activities	(1,829,979)	(1,345,756)	(2,015,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	4,388,531	3,542,612	6,205,994
Principal payments on debt	(4,078,171)	(3,020,587)	(4,890,619)
Subsidiary equity offerings, net of issue costs	1,551,810	936,337	373,059
Distributions to partners	(483,048)	(470,658)	(435,868)
Distributions to noncontrolling interests	(567,593)	(381,471)	(319,963)
Debt issuance costs	(48,613)	(7,646)	(25,272)
Other	(1,867)	-	-

Net cash provided by financing activities	761,049	598,587	907,331

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,949	(23,708)	35,466
CASH AND CASH EQUIVALENTS, beginning of period	68,315	92,023	56,557

CASH AND CASH EQUIVALENTS, end of period	$86,264	$68,315	$92,023

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts in thousands, except per unit data)

1.     OPERATIONS AND ORGANIZATION:

Financial Statement Presentation

The consolidated financial statements of Energy Transfer Equity, L.P. (the “Partnership,” “we” or “ETE”) presented herein for the years ended December 31, 2010, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through the date the financial statements were issued.

The consolidated financial statements of ETE presented herein for the years ended December 31, 2010, 2009 and 2008 include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Regency (see description of their respective operations below under “Business Operations”);

•	ETP’s and Regency’s wholly-owned subsidiaries; and our wholly-owned subsidiaries that own the general partner and Incentive Distribution Right (“IDR”) interest in ETP and Regency.

The consolidated financial statements include the results of Regency from May 26, 2010, the date ETE obtained control of Regency, through December 31, 2010.

At December 31, 2010, our equity interests consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Limited Partner Units
ETP	1.8%	100%	50,226,967
Regency	2.0%	100%	26,266,791

Our subsidiaries also own varying undivided interests in certain pipelines. Ownership of these pipelines has been structured as an ownership of an undivided interest in assets, not as an ownership interest in a partnership, limited liability company, joint venture or other forms of entities. Each owner controls marketing and invoices separately, and each owner is responsible for any loss, damage or injury that may occur to their own customers. As a result, we apply proportionate consolidation for our interests in these entities.

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

Business Operations

The Parent Company’s principal sources of cash flow are its direct and indirect investments in the Limited Partner and General Partner interests in ETP and Regency. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners and holders of its Series A Convertible Preferred Units (“Preferred Units”). Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to fully understand the financial condition of the Parent Company on a stand-alone basis, see Note 16 for stand-alone financial information apart from that of the consolidated partnership information included herein.

The following is a brief description of ETP’s and Regency’s operations:

•

ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arkansas, Arizona, Colorado, Louisiana, Mississippi, New Mexico, Utah, and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include more than 17,500 miles of gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas. ETP is also one of the three largest retail marketers of propane in the United States, serving more than one million customers across the country.

•

Regency is a publicly traded Delaware limited partnership formed in 2005 engaged in the gathering, treating, processing, compressing and transportation of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville and Marcellus shales as well as the Permian Delaware basin. Its assets are primarily located in Louisiana, Texas, Arkansas, Pennsylvania, Mississippi, Alabama and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.

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

Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

Revenue Recognition

Our segments are engaged in multiple revenue-generating activities. To the extent that those activities are similar among our segments, revenue recognition policies are similar. Following is a description of revenue recognition policies for significant revenue-generating activities within each segment.

Investment in ETP

Revenues for ETP’s sales of natural gas, NGLs including propane, and propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenues from service labor, transportation, treating, compression and gas processing, are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available. Tank rent is recognized ratably over the period it is earned.

ETP’s intrastate transportation and storage and interstate transportation operations’ results are determined primarily by the amount of capacity its customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, ETP’s customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Excess fuel retained after consumption is typically valued at market prices.

ETP’s intrastate transportation and storage operations also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, ETP purchases natural gas from the market, including purchases from ETP’s midstream marketing operations, and from producers at the wellhead.

In addition, ETP’s intrastate transportation and storage operations generate revenues and margin from fees charged for storing customers’ working natural gas in its storage facilities. ETP also engages in natural gas storage transactions in which it seeks to find and profit from pricing differences that occur over time utilizing the Bammel storage reservoir. ETP purchases physical natural gas and then sells financial contracts at a price sufficient to cover its carrying costs and provide for a gross profit margin. ETP expects margins from natural gas storage transactions to be higher during the periods from November to March of each year and lower during the period from April through October of each year due to the increased demand for natural gas during colder weather. However, ETP cannot assure that management’s expectations will be fully realized in the future and in what time period, due to various factors including weather, availability of natural gas in regions in which it operates, competitive factors in the energy industry, and other issues.

Results from ETP’s midstream operations are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through its pipeline and gathering systems and the level of natural gas and NGL prices. ETP generates midstream revenues and gross margins principally under fee-based or other arrangements in which it receives a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through ETP’s systems and is not directly dependent on commodity prices.

ETP also utilizes other types of arrangements in its midstream operations, including (i) discount-to-index price arrangements, which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which ETP gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where ETP gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. In many cases, ETP provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of ETP’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. ETP’s contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

ETP conducts marketing activities in which it markets the natural gas that flows through its assets, referred to as on-system gas. ETP also attracts other customers by marketing volumes of natural gas that do not move through its assets, referred to as off-system gas. For both on-system and off-system gas, ETP purchases natural gas from natural gas producers and other supply points and sells that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

ETP’s retail propane operations sell propane and propane-related products and services. The Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”) customer base includes residential, commercial, industrial and agricultural customers.

In ETP’s natural gas compression business, revenue is recognized for compressor packages and technical service jobs using the completed contract method which recognizes revenue upon completion of the job. Costs incurred on a job are deducted at the time revenue is recognized.

Investment in Regency

Regency earns revenue from (i) domestic sales of natural gas, NGLs and condensate, (ii) natural gas gathering, processing and transportation, (iii) contract compression services and (iv) contract treating services. Revenue associated with sales of natural gas, NGLs and condensate are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery occurs. Revenue associated with transportation and processing fees are recognized when the service is provided. For contract compression services, revenue is recognized when the service is performed. For gathering and processing services, Regency receives either fees or commodities from natural gas producers depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percentage-of-proceeds contract type, Regency is paid for its services by keeping a percentage of the NGLs produced and a percentage of the residue gas resulting from processing the natural gas. Under the percentage-of-index contract type, Regency earns revenue by purchasing wellhead natural gas at a percentage of the index price and selling processed natural gas at a price approximating the index price and NGLs to third parties. Regency generally reports revenue gross when it acts as the principal, takes title to the product, and incurs the risks and rewards of ownership. Revenue for fee-based arrangements is presented net, because Regency takes the role of an agent for the producers. Allowance for doubtful accounts is determined based on historical write-off experience and specific identification.

Regulatory Accounting - Regulatory Assets and Liabilities

Certain of our subsidiaries are subject to regulation by certain state and federal authorities and has accounting policies that conform to the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheets for the period in which the discontinuance of regulatory accounting treatment occurs.

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

As a result of ETP’s acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash we paid during the period.

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2010	2009	2008
Accounts receivable	$92,085	$28,431	$220,635
Accounts receivable from related companies	(26,265)	(26,321)	3,234
Inventories	14,750	(101,592)	96,145
Exchanges receivable	1,064	22,074	(7,888)
Other current assets	33,233	8,195	(57,150)
Intangibles and other assets	5,843	(1,467)	(15,881)
Accounts payable	(66,936)	(16,024)	(296,185)
Accounts payable to related companies	(9,939)	4,184	(13,538)
Exchanges payable	(3,841)	(35,433)	14,254
Accrued and other current liabilities	72,669	(101,927)	68,975
Other non-current liabilities	442	1,401	1,741
Price risk management assets and liabilities, net	146,438	(130,157)	142,105

Net change in operating assets and liabilities, net of effects of acquisitions	$259,543	$(348,636)	$156,447

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2010	2009	2008
NON-CASH INVESTING ACTIVITIES:
Marketable securities received in exchange for accounts receivable	$-	$-	$10,816

Accrued capital expenditures	$108,076	$46,134	$153,230

Gain from subsidiary issuance of Common Units (recorded in partners’ capital)	$352,307	$96,996	$48,782

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued from acquisitions	$1,242,604	$26,237	$5,077

Subsidiary issuance of Common Units in connection with certain acquisitions	$584,436	$63,339	$2,228

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$547,286	$440,492	$330,816

Cash paid for income taxes	$9,188	$15,447	$5,191

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reflected as current assets on the consolidated balance sheets at fair value.

Accounts Receivable

Our subsidiaries assess the credit risk of their customers. Certain of our subsidiaries deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guarantee prepayment, master setoff agreement or collateral). Management reviews accounts receivable and an allowance for doubtful accounts is determined based on the overall creditworthiness of customers, historical write-off experience, general and specific economic trends, and specific identification.

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

Inventories consisted of the following:

	December 31,
	2010	2009
Natural gas and NGLs, excluding propane	$170,179	$157,103
Propane	76,341	66,686
Appliances, parts and fittings and other	119,864	166,165

Total inventories	$366,384	$389,954

ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventory. In April 2009, it began designating certain of these derivatives as fair value hedges for accounting purposes. Subsequent to the designation of those fair value hedging relationships, changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.

During 2009, ETP recorded lower of cost or market adjustments of $54.0 million and fair value adjustments related to its application of fair value hedging of $66.1 million.

Exchanges

Exchanges consist of natural gas and NGL delivery imbalances (over and under deliveries) with others. These amounts, which are valued at market prices or weighted average market prices pursuant to contractual imbalance agreements, turn over monthly and are recorded as exchanges receivable or exchanges payable on our consolidated balance sheets. These imbalances are generally settled by deliveries of natural gas or NGLs, but may be settled in cash, depending on contractual terms.

Other Current Assets

Other current assets consisted of the following:

	December 31,
	2010	2009
Deposits paid to vendors	$52,192	$79,694
Prepaid and other	57,167	70,018

Total other current assets	$109,359	$149,712

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Natural gas and NGLs used to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Additionally, our subsidiaries capitalize certain costs directly related to the installation of company-owned propane tanks and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.

We and our subsidiaries review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, we reduce the carrying amount of such assets to fair value. No impairment of long-lived assets was required during the periods presented.

Capitalized interest is included for pipeline construction projects, except for interstate projects for which an allowance for funds used during construction (“AFUDC”) is accrued. Interest is capitalized based on the current borrowing rate of ETP’s revolving credit facility when the related costs are incurred. AFUDC is calculated under guidelines prescribed by the FERC and capitalized as part of the cost of utility plant for interstate projects. It represents the cost of servicing the capital invested in construction work-in-process. AFUDC is segregated into two component parts - borrowed funds and equity funds.

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2010	2009
Land and improvements	$103,325	$87,388
Buildings and improvements (10 to 83 years)	383,274	160,912
Pipelines and equipment (10 to 83 years)	9,709,568	7,388,889
Natural gas storage (40 years)	100,909	100,746
Bulk storage, equipment and facilities (5 to 83 years)	736,520	591,908
Tanks and other equipment (10 to 30 years)	623,126	602,915
Vehicles (3 to 33 years)	200,702	176,946
Right of way (20 to 83 years)	637,930	516,709
Furniture and fixtures (3 to 33 years)	41,205	32,810
Linepack	55,744	53,404
Pad gas	57,907	47,363
Other (5 to 33 years)	189,103	117,896

	12,839,313	9,877,886
Less - Accumulated depreciation	(1,431,698)	(1,052,566)

	11,407,615	8,825,320
Plus - Construction work-in-process	445,117	239,155

Property, plant and equipment, net	$11,852,732	$9,064,475

We recognized the following amounts of depreciation expense and capitalized interest expense for the periods presented:

	Years Ended December 31,
	2010	2009	2008
Depreciation expense	$394,698	$304,129	$256,910

Capitalized interest, excluding AFUDC	$4,071	$11,791	$21,595

Advances to and Investment in Affiliates

Certain of our subsidiaries own interests in a number of related businesses that are accounted for using the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influence over, but do not control the investee’s operating and financial policies.

See Note 4 for a discussion of these joint ventures.

Goodwill

Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of August 31 for reporting units within ETP’s intrastate transportation and storage, midstream and retail propane operations and as of December 31 for all others, including all of Regency’s reporting units. No goodwill impairments were recorded for the periods presented in these consolidated financial statements.

Changes in the carrying amount of goodwill were as follows:

	Investment in ETP	Investment in Regency	Corporate and Other	Total
Balance, December 31, 2008	$743,694	$-	$29,589	$773,283
Purchase accounting adjustments	(8,662)	-	-	(8,662)
Goodwill acquired	10,473	-	-	10,473

Balance, December 31, 2009	745,505	-	29,589	775,094
Goodwill acquired	36,460	789,789	-	826,249
Other	(732)	-	-	(732)

Balance, December 31, 2010	$781,233	$789,789	$29,589	$1,600,611

Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. A net increase in goodwill of $825.5 million was recorded during the year ended December 31, 2010, primarily due to $789.8 million from the Regency Transactions discussed in Note 3. This additional goodwill is not expected to be deductible for tax purposes. ETP also recorded goodwill of $27.3 million from its acquisition of the natural gas gathering company referenced in Note 3, which is expected to be deductible for tax purposes.

Intangibles and Other Assets

Intangibles and other assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our consolidated balance sheets the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. Components and useful lives of intangibles and other assets were as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$971,657	$(88,583)	$176,858	$(58,761)
Trade names (20 years)	65,500	(1,910)	-	-
Noncompete agreements (3 to 15 years)	21,165	(11,888)	24,139	(12,415)
Patents (9 years)	750	(118)	750	(35)
Other (10 to 15 years)	1,320	(492)	478	(397)

Total amortizable intangible assets	1,060,392	(102,991)	202,225	(71,608)
Non-amortizable intangible assets - Trademarks	77,445	-	75,825	-

Total intangible assets	1,137,837	(102,991)	278,050	(71,608)
Other assets:
Financing costs (3 to 30 years)	137,012	(38,945)	84,099	(34,702)
Regulatory assets	107,384	(14,445)	101,879	(9,501)
Other	35,001	(426)	41,466	-

Total intangibles and other assets	$1,417,234	$(156,807)	$505,494	$(115,811)

We recorded the following intangible assets in conjunction with the Regency Transactions:

Amortizable intangible assets:
Customer relationships, contracts and agreements (30 years)	$600,860
Trade names (20 years)	65,500

Total intangible and other assets acquired	$666,360

In connection with the acquisition of a natural gas gathering company, ETP also recorded customer contracts of $68.2 million with useful lives of 46 years during 2010. In connection with the Zephyr Gas Services, LLC (“Zephyr”) acquisition, Regency recorded intangibles related to customer relationships of $119.4 million with useful lives of 20 years. See discussion of amounts recorded in the Regency Transactions at Note 3.

Aggregate amortization expense of intangibles and other assets was as follows:

	Years Ended December 31,
	2010	2009	2008
Reported in depreciation and amortization	$33,913	$20,895	$17,462

Reported in interest expense	$18,016	$11,195	$9,015

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2011	$60,364
2012	56,776
2013	51,342
2014	50,332
2015	47,874

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31 for reporting units within ETP’s intrastate transportation and storage, midstream, and retail propane operations and as of December 31 for all others, including Regency’s reporting units. No impairment of intangible assets was required during the periods presented in these consolidated financial statements.

Asset Retirement Obligation

Our subsidiaries have determined that they are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, ETP’s and Regency’s management were not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2010 or 2009 because the settlement dates were indeterminable. ETP and Regency will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2010	2009
Interest payable	$191,466	$137,708
Customer advances and deposits	111,448	88,430
Accrued capital expenditures	87,260	46,134
Accrued wages and benefits	76,592	25,577
Taxes other than income taxes	36,204	23,294
Income taxes payable	8,344	3,154
Other	56,374	42,484

Total accrued and other current liabilities	$567,688	$366,781

Deposits or advances are received from ETP and Regency’s customers as prepayments for natural gas deliveries in the following month and from ETP’s propane customers as security or prepayments for future propane deliveries. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value.

Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of December 31, 2010 was $10.23 billion and $9.38 billion, respectively. As of December 31, 2009, the aggregate fair value and carrying amount of our consolidated debt obligations was $8.25 billion and $7.79 billion, respectively.

We have marketable securities, commodity derivatives, interest rate derivatives, Series A Convertible Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected volatility and are considered Level 3. The fair value of the Series A Convertible Preferred Units was based predominantly on an income approach model and is also considered Level 3.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010 and 2009 based on inputs used to derive their fair values:

	Fair Value Measurements at December 31, 2010 Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$2,032	$2,032	$		$-
Interest rate derivatives	20,790	-		20,790	-
Commodity derivatives:
Natural Gas:
Fixed Swaps/Futures	3,130	649		2,481	-
Options - Puts	26,234	-		26,234	-
NGLs - Forward Swaps	7,056	-		7,056	-

Total commodity derivatives	36,420	649		35,771	-

Total Assets	$59,242	$2,681		$56,561	$-

Liabilities:
Interest rate derivatives	$(20,922)	$-		$(20,922)	$-
Series A Convertible Preferred Units	(317,600)	-		-	(317,600)
Embedded Derivative in Preferred Units of Subsidiary	(57,023)	-		-	(57,023)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(1,617)	(1,617)		-	-
Swing Swaps IFERC	(2,086)	(1,958)		(128)	-
Fixed Swaps/Futures	(427)	-		(427)	-
Options - Calls	(2,569)	-		(2,569)	-
NGLs - Forward Swaps	(10,684)	-		(10,684)	-
WTI Crude Oil	(3,581)	-		(3,581)	-

Total commodity derivatives	(20,964)	(3,575)		(17,389)	-

Total Liabilities	$(416,509)	$(3,575)		$(38,311)	$(374,623)

	Fair Value Measurements at December 31, 2009 Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)
Assets:
Marketable securities	$6,055	$6,055	$-
Commodity derivatives	32,479	20,090	12,389
Liabilities:
Commodity derivatives	(8,016)	(7,574)	(442)
Interest rate derivatives	(138,036)	-	(138,036)

	$(107,518)	$18,571	$(126,089)

The following table presents the changes in Level 3 derivatives measured on a recurring basis for the year ended December 31, 2010. There were no transfers between Level 2 and Level 3 for the year ended December 31, 2010 and there were no Level 3 assets or liabilities for the year ended December 31, 2009.

Balance, December 31, 2009	$-
Issuance of Series A Convertible Preferred Units	(304,950)
Acquisition date fair value of Preferred Units of Subsidiary	(48,633)
Net unrealized losses included in other income (expense)	(21,040)

Balance, December 31, 2010	$(374,623)

Prior to the Regency Transactions, ETP adjusted the investment in MEP to fair value based on the present value of expected future cash flows (Level 3), resulting in a nonrecurring fair value adjustment of $52.6 million. See Note 4.

Shipping and Handling Costs

Shipping and handling costs related to fuel sold are included in cost of products sold. ETP’s shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and totaled $43.3 million, $55.9 million and $112.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. ETP does not separately charge propane shipping and handling costs to customers.

Costs and Expenses

Costs of products sold include actual cost of fuel sold, adjusted for the effects of hedging and other commodity derivative activities, storage fees and inbound freight on propane, and the cost of appliances, parts and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, shipping and handling costs related to propane, purchasing costs and plant operations. Selling, general and administrative expenses include all partnership related expenses and compensation for executive, partnership, and administrative personnel.

We record the collection of taxes to be remitted to governmental authorities on a net basis.

Issuances of Subsidiary Units

We record changes in our ownership interest of our subsidiaries as equity transactions, with no gain or loss recognized in consolidated net income or comprehensive income. For example, upon ETP’s or Regency’s issuance of respective ETP or Regency Common Units in a public offering, we record any difference between the amount of consideration received or paid and the amount by which the noncontrolling interest is adjusted as a change in partners’ capital.

Income Taxes

ETE is a limited partnership. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under our Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended December 31, 2010, 2009 and 2008, our non-qualifying income did not exceed the statutory limit.

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

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level.

The components of the federal and state income tax expense (benefit) or our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Current expense (benefit):
Federal	$1,602	$(8,850)	$(180)
State	8,594	9,657	12,241

Total	10,196	807	12,061

Deferred expense (benefit):
Federal	2,788	8,643	(8,531)
State	754	(221)	278

Total	3,542	8,422	(8,253)

Total income tax expense	$13,738	$9,229	$3,808

As of December 31, 2010 and 2009, we had deferred income tax liabilities of $213.9 million and $204.4 million, respectively, recorded in other non-current liabilities in our consolidated balance sheets. Substantially all of our deferred tax liability relates to property, plant and equipment, including $143.9 million and $136.6 million as of December 31, 2010 and 2009, respectively, and basis differences associated with ETP’s Class E Units of $70.2 million and $67.5 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had deferred income tax liabilities of $0.4 million recorded in accrued and other liabilities in our consolidated balance sheets.

Accounting for Derivative Instruments and Hedging Activities

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

If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in the consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statement of operations.

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

We previously have managed a portion of our interest rate exposures by utilizing interest rate swaps and similar instruments. Certain of our interest rate derivatives are accounted for as either cash flow hedges or fair value hedges. For interest rate derivatives accounted for as either cash flow or fair value hedges, we report realized gains and losses and ineffectiveness portions of those hedges in interest expense. For interest rate derivatives not designated as hedges for accounting purposes, we report realized and unrealized gains and losses on those derivatives in “Gains (losses) on non-hedged interest rate derivatives” in the consolidated statements of operations. See Note 11 for additional information related to interest rate derivatives.

Allocation of Income (Loss)

For purposes of maintaining partner capital accounts, our Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests (see Note 8).

3.     ACQUISITIONS AND DISPOSITIONS:

2010

Regency Transactions

On May 26, 2010, we acquired our equity interests in Regency in a series of transactions, which we refer to as the Regency Transactions. In the Regency Transactions, we:

•	acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Preferred Units having an aggregate liquidation preference of $300.0 million;

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

As of December 31, 2010, we owned approximately 19% of Regency’s outstanding Common Units.

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

The following summarizes the assets acquired and liabilities assumed in the Regency Transactions, as well as the fair value of the noncontrolling interest in Regency:

Total current assets	$189,502
Property, plant and equipment	1,548,384
Advances to and investments in affiliates	739,164
Goodwill	789,789
Intangible assets	666,360
Other assets	37,693

3,970,892

Total current liabilities	192,788
Long-term debt	1,239,863
Other long-term liabilities	57,517
Regency convertible preferred units	70,793
Noncontrolling interest	2,104,981

3,665,942

Total consideration	304,950
Cash received	23,995

Total consideration, net of cash received	$280,955

See disclosure of the amount of Regency’s revenues and earnings included in the consolidated statement of operations from the close of the acquisition through December 31, 2010 in Note 14.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2010 and 2009 are presented as if the Regency Transactions had been completed on January 1, 2009.

	Years Ended December 31,
	2010	2009
Revenues	$7,101,793	$6,420,462
Net income	375,300	791,890
Net income attributable to partners	235,569	414,528
Basic net income per Limited Partner unit	1.05	1.85
Diluted net income per Limited Partner unit	1.05	1.85

The pro forma consolidated results of operations include adjustments to:

•	include the results of Regency for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the purchase method of accounting;

•	adjust for one-time expenses related to the Regency Transactions; and

•	adjust for the relative change in ownership of ETP as a result of the transfer of MEP.

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

In September 2010, Regency completed its acquisition of Zephyr, a Texas based field services company for approximately $193.3 million in cash. In connection with this transaction, Regency recorded intangible assets of $119.4 million and no goodwill.

Dispositions

In July 2010, Regency sold its East Texas gathering and processing assets to an affiliate of Tristream Energy LLC for approximately $70.2 million in cash. The net income from these assets is classified as discontinued operations in the consolidated statements of operations from the date of the Regency Transactions to the date of the sale.

2009

In November 2009, ETP acquired all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas, in exchange for the issuance of 1,450,076 ETP Common Units having an aggregate market value of approximately $63.3 million on the closing date. In connection with this transaction, ETP received cash of $41.1 million, assumed total liabilities of $30.5 million, which includes $8.4 million in notes payable and recorded goodwill of $8.7 million.

In August 2009, ETP acquired Energy Transfer Group, L.L.C. (“ETG”), as described in Note 13. In connection with this transaction, we assumed liabilities of $33.5 million and recorded goodwill of $1.7 million.

2008

During the year ended December 31, 2008, subsidiaries of ETP, collectively acquired substantially all of the assets of 20 propane businesses. The aggregate purchase price for these acquisitions totaled $96.4 million, which included $76.2 million of cash paid, net of cash acquired, liabilities assumed of $8.2 million, 53,893 Common Units issued valued at $2.2 million and debt forgiveness of $9.8 million. The cash paid for acquisitions was financed primarily with ETP’s and HOLP’s revolving credit facilities. We recorded $15.3 million of goodwill in connection with these acquisitions.

4.     INVESTMENTS IN AFFILIATES:

Midcontinent Express Pipeline LLC

Certain of our subsidiaries are party to an agreement with Kinder Morgan Energy Partners, L.P. (“KMP”) for a joint development of the Midcontinent Express pipeline. Construction of the approximately 500-mile pipeline was completed and natural gas transportation service commenced August 1, 2009 on the pipeline from Delhi, Louisiana, to an interconnect with the Transco interstate natural gas pipeline in Butler, Alabama. Interim service began on the pipeline from Bennington, Oklahoma, to Delhi in April 2009.

On January 9, 2009, MEP filed an amended application to revise its initial transportation rates to reflect an increase in projected costs for the project; the amended application was approved by the FERC on

March 25, 2009. In May 2010, MEP, the entity formed to construct, own and operate this pipeline, placed into service certain expansion facilities to increase the total capacity for the main segment of the pipeline from Bennington to an interconnect location with the Columbia Gas Transmission, LLC near Waverly, Louisiana from 1.4 Bcf/d to 1.5 Bcf/d. In June 2010, MEP placed additional expansion facilities into service, further increasing capacity for the main segment of the pipeline from Bennington to the interconnect with the Columbia Gas Transmission pipeline from 1.5 Bcf/d to 1.8 Bcf/d, and increasing the total capacity of the main segment of the pipeline from the interconnect with Columbia Gas Transmission’s pipeline to the Transco interstate natural gas pipeline near Butler, Alabama, from 1.0 Bcf/d to 1.2 Bcf/d.

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

In conjunction with this transfer, ETP recorded a non-cash charge of approximately $52.6 million during the year ended December 31, 2010 to reduce the carrying value of its interest in MEP to its estimated fair value.

RIGS Haynesville Partnership Co.

Regency owns a 49.99% interest in the RIGS Haynesville Partnership Co. joint venture (“HPC”), which, through its ownership of the Regency Intrastate Gas System (“RIGS”), delivers natural gas from northwest Louisiana to markets as well as downstream pipelines in northeast Louisiana through a 450-mile intrastate pipeline system.

Fayetteville Express Pipeline LLC

ETP is party to an agreement with KMP for a 50/50 joint development of the Fayetteville Express pipeline, an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. In December 2009, Fayetteville Express Pipeline LLC (“FEP”), the entity formed to construct, own and operate this pipeline, received FERC approval of its application for authority to construct and operate this pipeline. ETP is the operator of the pipeline which has an initial capacity of 2.0 Bcf/d. As of December 31, 2010, FEP has secured binding commitments for a minimum of 10 years for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc. Kinder Morgan, Inc. owns the general partner of KMP.

Summarized Financial Information

The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, MEP, HPC and FEP (on a 100% basis for all periods presented).

	December 31,
	2010	2009
Current assets	$83,735	$74,737
Restricted cash, non-current	-	33,595
Property, plant and equipment, net	4,052,396	3,439,779
Other assets	160,655	171,469

Total assets	$4,296,786	$3,719,580

Current liabilities	$91,860	$187,945
Non-current liabilities	1,772,686	1,153,835
Equity	2,432,240	2,377,800

Total liabilities and equity	$4,296,786	$3,719,580

	Years Ended December 31,
	2010	2009	2008
Revenue	$406,346	$142,076	$-
Operating income	221,623	66,333	-
Net income	166,910	56,247	1,057

5.     NET INCOME PER LIMITED PARTNER UNIT:

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per limited partner unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding and the assumed conversion of Series A Convertible Preferred Units, see Note 7. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from ETE’s limited partner unit ownership in ETP or Regency that would have resulted assuming the incremental units related to ETP’s or Regency’s equity incentive plans, as applicable, had been issued during the respective periods. Such units have been determined based on the treasury stock method.

The calculation below for diluted net income per limited partner unit excludes the impact of any ETE Common Units that would be issued upon conversion of the Series A Convertible Preferred Units, because inclusion would have been antidilutive. The Series A Convertible Preferred Units have a liquidation preference of $300.0 million and are subject to mandatory conversion as discussed in Note 7.

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2010	2009	2008
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$192,161	$441,103	$373,883

Weighted average limited partner units	222,941,156	222,898,203	222,829,956

Basic net income per limited partner unit	$0.86	$1.98	$1.68

Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$192,161	$441,103	$373,883
Dilutive effect of Unit Grants	(228)	(410)	(349)

Diluted net income available to limited partners	$191,933	$440,693	$373,534

Weighted average limited partner units	222,941,156	222,898,203	222,829,956

Diluted net income per limited partner unit	$0.86	$1.98	$1.68

Discontinued operations per unit has been omitted as the impact rounds to $0.00 for all periods presented.

6.     DEBT OBLIGATIONS:

Our debt obligations consist of the following:

	December 31,
	2010	2009
Parent Company Indebtedness:
ETE Senior Notes, due October 15, 2020	$1,800,000	$-
ETE senior secured revolving credit facilities	-	123,951
ETE Senior Secured Term Loan	-	1,450,000
Subsidiary Indebtedness:
ETP Senior Notes:
5.65% Senior Notes due August 1, 2012	400,000	400,000
6.0% Senior Notes due July 1, 2013	350,000	350,000
8.5% Senior Notes due April 15, 2014	350,000	350,000
5.95% Senior Notes due February 1, 2015	750,000	750,000
6.125% Senior Notes due February 15, 2017	400,000	400,000
6.7% Senior Notes due July 1, 2018	600,000	600,000
9.7% Senior Notes due March 15, 2019	600,000	600,000
9.0% Senior Notes due April 15, 2019	650,000	650,000
6.625% Senior Notes due October 15, 2036	400,000	400,000
7.5% Senior Notes due July 1, 2038	550,000	550,000
Regency Senior Notes:
9.375% Senior Notes due June 1, 2016	250,000	-
6.875% Senior Notes due December 1, 2018	600,000	-
Transwestern Senior Unsecured Notes:
5.39% Senior Unsecured Notes due November 17, 2014	88,000	88,000
5.54% Senior Unsecured Notes due November 17, 2016	125,000	125,000
5.64% Senior Unsecured Notes due May 24, 2017	82,000	82,000
5.36% Senior Unsecured Notes due December 9, 2020	175,000	175,000
5.89% Senior Unsecured Notes due May 24, 2022	150,000	150,000
5.66% Senior Unsecured Notes due December 9, 2024	175,000	175,000
6.16% Senior Unsecured Notes due May 24, 2037	75,000	75,000
HOLP Senior Secured Notes:
Senior Secured Notes with interest rates ranging from 7.26% to 8.87%	103,127	140,512
Revolving Credit Facilities:
ETP Revolving Credit Facility	402,327	150,000
Regency Revolving Credit Facility	285,000	-
HOLP Revolving Credit Facility	-	10,000
Other Long-Term Debt	9,671	10,288
Unamortized discounts, net	(6,013)	(12,829)
Fair value adjustments related to interest rate swaps	17,260	-

	9,381,372	7,791,922
Current maturities	(35,305)	(40,924)

	$9,346,067	$7,750,998

Future maturities of long-term debt, excluding $11.2 million in unamortized discounts and fair value adjustments related to interest rate swaps, for each of the next five years and thereafter are as follows:

2011	$35,305
2012	825,748
2013	373,098
2014	729,108
2015	755,931
Thereafter	6,650,935

Total	$9,370,125

Senior Notes

ETE Senior Notes

In September 2010, the Parent Company completed a public offering of $1.8 billion aggregate principal amount of 7.5% Senior Notes due October 15, 2020. We used net proceeds of approximately $1.77 billion to repay all of the outstanding indebtedness under our then existing revolving credit facility and term loan facility, to fund the cost to terminate the interest rate swap agreements related to those borrowings, and for general partnership purposes. We may redeem some or all of the notes at any time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest is payable semi-annually.

The ETE Senior Notes are unsecured obligations of ETE and the obligation to repay the ETE Senior Notes is not guaranteed by any of ETE’s subsidiaries, including ETP, Regency, and their respective subsidiaries. The indebtedness of ETP and Regency and their respective subsidiaries effectively ranks senior to the ETE Senior Notes.

ETP Senior Notes

ETP may redeem some or all of the ETP Senior Notes at any time pursuant to the terms of the indenture and related indenture supplements subject to the payment of a “make-whole” premium. Interest is payable semi-annually. The 9.7% ETP Senior Notes contain a put option at par exercisable on March 15, 2012.

The ETP Senior Notes are unsecured obligations of ETP and the obligation of ETP to repay the ETP Senior Notes is not guaranteed by us, ETP or any of ETP’s subsidiaries. The ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of ETP’s existing and future subsidiaries.

Transwestern Senior Unsecured Notes

The Transwestern Pipeline Company, LLC (“Transwestern”) notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is payable semi-annually.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured Notes. Interest is payable quarterly or semiannually and principal payments are made in annual installments through 2020 except for a one time payment of $16.0 million due in 2013.

Regency Senior Notes

Regency Senior Notes due 2013.  During the fourth quarter of 2010, in connection with the issuance of $600.0 million senior notes due 2018 described below, Regency redeemed all of its $357.5 million senior notes due 2013. Accordingly, a redemption premium of $17.2 million was recorded in the consolidated statement of operations. In addition, Regency wrote off unamortized loan fees of $5.0 million and unamortized bond premiums of $6.4 million. A net loss on debt refinancing of $15.7 million related to these transactions is included in net other expenses of our consolidated statement of operations.

Regency Senior Notes due 2016.  Regency has $250.0 million of Regency Senior Notes due 2016 that mature on June 1, 2016. The senior notes bear interest at 9.375% with interest payable semi-annually.

At any time before June 1, 2012, up to 35% of the Regency Senior Notes due 2016 can be redeemed with the proceeds of an equity offering at a price of 109.375% plus accrued interest. Beginning June 1, 2013, Regency may redeem all or part of these notes for the principal amount plus a declining premium until June 1, 2015, and thereafter at par, plus accrued and unpaid interest. At any time prior to June 1, 2013, Regency may also redeem all or part of the Regency Senior Notes due 2016 at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined in the indenture governing the senior notes) as of such redemption date plus 0.50% over the principal amount of the note.

Regency Senior Notes due 2018. In October 2010, Regency completed a public offering of $600.0 million aggregate principal amount of 6.875% senior notes due 2018. Interest will be paid semi-annually in arrears on June 1 and December 1, commencing June 1, 2011. Regency capitalized $12.2 million in debt issuance costs which will amortize over the term of the senior notes. The proceeds were used to redeem Regency’s senior notes due 2013 and to partially repay outstanding borrowings under the Regency Credit Facility.

At any time before December 1, 2013, up to 35% of the Regency Senior Notes due 2018 can be redeemed at a price of 106.875% plus accrued interest. Beginning December 1, 2014, Regency may redeem all or part of the Regency Senior Notes due 2018 for the principal amount plus a declining premium until December 31, 2016, and thereafter at par, plus accrued and unpaid interest. At any time prior to December 1, 2014, Regency may also redeem all or part of the Regency Senior Notes due 2018 at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points over the principal amount of the note.

Upon a change of control followed by a rating decline within 90 days, each noteholder of Regency’s senior notes will be entitled to require Regency to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. Subsequent to the Regency Transactions, no noteholder has exercised this option.

Revolving Credit Facilities

ETE Senior Secured Credit Facility

Concurrent with the closing of its senior notes offering in September 2010, the Parent Company terminated its $500 million senior secured revolving credit facility and entered into a $200 million five-year senior secured revolving credit facility (the “Parent Company Credit Agreement”) available through September 20, 2015. As of December 31, 2010, there were no outstanding borrowings under the Parent Company Credit Agreement.

Under the Parent Company Credit Agreement, the obligations of ETE are secured by all tangible and intangible assets of ETE and certain of its subsidiaries, including (i) its ownership of 50,226,967 ETP Common Units; (ii) ETE’s 100% equity interest in ETP LLC and ETP GP, through which ETE holds the IDRs in ETP; (iii) the 26,266,791 Common Units of Regency; and (iv) ETE’s 100% equity interest in Regency GP LLC and Regency GP LP, through which ETE holds the IDRs in Regency.

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

The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as ETP’s other current and future unsecured debt.

As of December 31, 2010, ETP had a balance of $402.3 million outstanding under the ETP Credit Facility and, taking into account letters of credit of approximately $25.5 million, $1.57 billion available for future borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 0.84%.

HOLP Credit Facility

HOLP previously had a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available to HOLP through June 30, 2011. As of December 31, 2010, there was no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of December 31, 2010 was $74.5 million. The HOLP Credit Facility was terminated in February 2011, and HOLP will meet its future liquidity needs through intercompany loans from ETP.

Regency Credit Facility

The Regency Credit Facility has aggregate revolving commitments of $900 million, with $100 million of availability for letters of credit. Regency also has the option to request an additional $250 million in revolving commitments with ten business days written notice provided that no event of default has occurred or would result due to such increase, and all other additional conditions for the increase of the commitments set forth in the credit facility have been met. The maturity date of the Regency Credit Facility is June 15, 2014.

The outstanding balance of revolving loans under the Regency Credit Facility bears interest at LIBOR plus a margin or an alternate base rate. The alternate base rate used to calculate interest on base rate loans will be calculated using the greater of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans, and a commitment fee will range from 0.375% to 0.500%. Regency must also pay a participation fee for each revolving lender participating in letters of credit based upon the applicable margin, which is currently 2.5% of the average daily amount of such lender’s letter of credit exposure, and a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure.

As of December 31, 2010, there was a balance outstanding in the Regency Credit Facility of $285.0 million in revolving credit loans and approximately $16.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of December 31, 2010, which is reduced by any letters of credit, was approximately $599.0 million. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 2.9%.

Covenants Related to Our Credit Agreements

Covenants Related to the Parent Company

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

The Parent Company Senior Secured Revolving Credit Facility contains financial covenants as follows:

•

Maximum Leverage Ratio – Consolidated Funded Debt of the Parent Company (as defined) to Consolidated EBITDA (as defined in the agreements) of the Parent Company of not more than 4.50 to 1.00, with a permitted increase to 5.00 to 1.00 during a specified acquisition period extending for two fiscal quarters following the close of a specified acquisition;

•	Maximum Consolidated Leverage Ratio – Consolidated Funded Debt of the Parent Company, ETP and Regency to Consolidated EBITDA of ETP and Regency of not more than 5.50 to 1.00;

•	Fixed Charge Coverage Ratio of not less than 3.00 to 1.00; and

•	Value to Loan Ratio of not less than 2.00 to 1.00.

Covenants Related to ETP

The agreements related to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the ETP’s and certain of the ETP’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by ETP and its subsidiaries;

•	engage in transactions with affiliates;

•	enter into restrictive agreements; and

•	enter into speculative hedging contracts.

The credit agreement related to the ETP Credit Facility also contains a financial covenant that provides that on each date ETP makes a distribution, the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified acquisition period, as defined in the ETP Credit Facility. This financial covenant could therefore restrict ETP’s ability to make cash distributions to its Unitholders, its general partner and the holder of its IDRs.

The agreements related to the HOLP Senior Secured Notes contain customary restrictive covenants, including the maintenance of financial covenants and limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens.

The agreements related to the Transwestern senior unsecured notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

Covenants Related to Regency

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

If the Regency Senior Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, Regency will no longer be subject to many of the foregoing covenants. The Regency Credit Facility contains the following financial covenants:

•	Regency’s consolidated EBITDA ratio for any preceding four fiscal quarter period, as defined in the credit agreement governing the Regency Credit Facility, must not exceed 5.25 to 1.

•	Regency’s consolidated senior secured leverage ratio for any preceding four fiscal quarter period, as defined in the credit agreement governing the Regency Credit Facility, must not exceed 3.00 to 1.

The Regency Credit Facility also contains various covenants that limit, among other things, the ability of Regency and RGS to:

•	incur indebtedness;

•	grant liens;

•	enter into sale and leaseback transactions;

•	make certain investments, loans and advances;

•	dissolve or enter into a merger or consolidation;

•	enter into asset sales or make acquisitions;

•	enter into transactions with affiliates;

•	prepay other indebtedness or amend organizational documents or transaction documents (as defined in the credit agreement governing the Regency Credit Facility);

•	issue capital stock or create subsidiaries; or

•	engage in any business other than those businesses in which it was engaged at the time of the effectiveness of the Regency Credit Facility or reasonable extensions thereof.

Compliance With Our Covenants

Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities and note agreements could require us or our subsidiaries to pay debt balances prior to scheduled maturity and could negatively impact the subsidiaries ability to incur additional debt and/or our ability to pay distributions.

We, ETP and Regency are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2010.

7.     REDEEMABLE PREFERRED UNITS:

ETE Preferred Units

In connection with the Regency Transactions as discussed in Note 3, ETE issued 3,000,000 Preferred Units to an affiliate of GE Energy Financial Services, Inc. (“GE EFS”) having an aggregate liquidation preference of $300.0 million and are reflected as a long-term liability in our consolidated balance sheets as of December 31, 2010. The Preferred Units were issued in a private placement at a stated price of $100 per unit and are entitled to a preferential quarterly cash distribution of $2.00 per Preferred Unit. The Preferred Units will automatically convert on the fourth anniversary of the date of issuance into an amount of ETE Common Units equal in value to the issue price plus any accrued but unpaid distributions plus a specified premium equal to the lesser of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance of the Preferred Units. ETE may choose, at its sole option, to pay 50% of the conversion consideration based on the issue price plus any accrued but unpaid distributions in cash. ETE may elect to redeem all, but not less than all, of the Preferred Units beginning on the third anniversary of the date of issuance for ETE Common Units or cash equal to the issue price plus a premium paid out in common units, equal to the greater of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance. GE EFS also has certain rights to force ETE to redeem or convert the outstanding Preferred Units for specified consideration upon the occurrence of certain extraordinary events involving ETE or ETP. Holders of the Preferred Units have no voting rights, except that approval of a majority of the Preferred Units is needed to approve any amendment to ETE’s Partnership Agreement that would result in (i) any increase in the size of the class of Preferred Units, (ii) any alteration or change to the rights, preferences, privileges, duties, or obligations of the Preferred Units or (iii) any other matter that would adversely affect the rights or preferences of the Preferred Units, including in relation to other classes of ETE partnership interests. During 2010 we recorded a non-cash charge of approximately $12.7 million to increase the carrying value of the Preferred Units to its estimated fair value of $317.6 million.

Preferred Units of Subsidiary

Regency had 4,371,586 Regency Preferred Units outstanding at December 31, 2010, which were convertible into 4,584,192 Regency Common Units. If outstanding on September 2, 2029 the Regency Preferred Units are mandatorily redeemable for $80.0 million plus all accrued but unpaid distributions thereon. Holders of the Regency Preferred Units receive fixed Regency quarterly cash distributions of $0.445 per unit. Holders can elect to convert Regency Preferred Units to Regency Common Units at any time in accordance with Regency’s partnership agreement.

The following table provides a reconciliation of the beginning and ending balances of the Regency Preferred Units:

	Regency Preferred Units	Amount (1)
Balance at acquisition date	4,371,586	$70,793
Accretion to redemption value	-	150

Ending balance as of December 31, 2010	4,371,586	$70,943

(1)	This amount will be accreted to $80.0 million plus any accrued and unpaid distributions at September 2, 2029.

8.     PARTNERS’ CAPITAL:

Limited Partner Units

Limited partner interests in the Partnership are represented by Common Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. The Partnership’s Common Units are registered under the Securities Exchange Act of 1934 (as amended) and are listed for trading on the New York Stock Exchange (“NYSE”). Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. In addition, if at any time any person or group (other than the Partnership’s General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under the Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “Parent Company Quarterly Distributions of Available Cash.”

As of December 31, 2010, there were issued and outstanding 222,941,172 Common Units representing an aggregate 99.69% limited partner interest in the Partnership.

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

Common Units

The change in ETE Common Units during the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Number of Common Units, beginning of period	222,898,248	222,829,956	222,829,956
Issuance of restricted Common Units under long-term incentive plan	42,924	68,292	—

Number of Common Units, end of period	222,941,172	222,898,248	222,829,956

Sale of Common Units by Subsidiaries

The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Regency and the underlying book value arising from issuance of units by ETP or Regency (excluding unit issuances to the Parent Company) as a capital transaction. If ETP or Regency issues units at a price less than the Parent Company’s carrying value per unit, the Parent Company assesses whether the investment has been impaired, in which case a provision would be reflected in our statement of operations. The Parent Company did not recognize any impairment related to the issuance of ETP or Regency Common Units during the periods presented.

As a result of ETP’s and Regency’s issuances and redemptions of Common Units, we have recognized increases in partner’s capital of $352.3 million, $97.0 million and $48.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Sale of Common Units by ETP

The following table summarizes ETP’s public offerings of ETP Common Units during the periods presented:

Date	Number of ETP Common Units (1)	Price per ETP Unit	Net Proceeds	Use of Proceeds
July 2008	8,912,500	$39.45	$337,531	(2)
January 2009	6,900,000	34.05	225,354	(2)
April 2009	9,775,000	37.55	352,369	(3)
October 2009	6,900,000	41.27	275,979	(2)
January 2010	9,775,000	44.72	423,551	(2	)(3)
August 2010	10,925,000	46.22	489,418	(2	)(3)

(1)	Number of Common Units includes the exercise of the overallotment options by the underwriters.

(2)	Proceeds were used to repay amounts outstanding under the ETP Credit Facility.

(3)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.

ETP’s Equity Distribution Program

In December 2010, ETP entered into an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”). According to the provisions of this agreement, ETP may offer and sell from time to time through Credit Suisse, as its sales agent, Common Units having an aggregate offering price of up to $200.0 million. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between ETP and Credit Suisse. Under the terms of this agreement, ETP may also sell Common Units to Credit Suisse as principal for its own account at a price agreed upon at the time of sale. Any sale of Common Units to Credit Suisse as principal would be pursuant to the terms of a separate agreement between us and Credit Suisse.

Previously, ETP had an Equity Distribution Agreement with UBS Securities LLC (“UBS”), which was similar to its existing agreement with Credit Suisse, as described above, and allowed for sales of up to $300.0 million.

The following table summarizes ETP’s Common Unit issuances under its Equity Distribution Agreements, the net proceeds from which were used to repay amounts outstanding under ETP’s revolving credit facility:

	Year Ended December 31, 2010		Year Ended December 31, 2009
Agreement	Number of ETP Common Units Issued	Net Proceeds	Number of ETP Common Units Issued	Net Proceeds
UBS	4,638,687	$214,267	1,891,691	$81,456
Credit Suisse	555,600	25,051	—	—

	5,194,287	$239,318	1,891,691	$81,456

Approximately $168.1 million of ETP Common Units remain available to be issued under the agreement based on trades initiated through December 31, 2010.

On May 26, 2010, in conjunction with the Regency Transactions, the Parent Company acquired from ETP a 49.9% interest in MEP, in exchange for ETP’s redemption of 12,273,830 ETP Common Units that were previously held by the Parent Company (see Note 4).

Sale of Common Units by Regency

In August 2010, Regency issued 17,537,500 Regency Common Units through a public offering. The proceeds of $400.2 million, net of commissions, from the offering were used primarily to repay borrowings under the RGS Credit Facility.

Contributions to Subsidiaries

The Parent Company indirectly owns the entire general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. In order to maintain its general partner interest in ETP, ETP GP was previously required to make contributions to ETP each time ETP issued limited partner interests for cash or in connection with acquisitions. These contributions were generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. In July 2009, ETP amended and restated its partnership agreement, and as a result, ETP GP is no longer required to make corresponding contributions to maintain its general partner interest in ETP. ETP GP was required to contribute approximately $12.3 million and $8.0 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, ETP GP had a contribution payable to ETP of $8.9 million, which was paid in full in 2010.

The Parent Company owns the entire general partner interest in Regency through its ownership of Regency GP. Regency GP has the right, but not the obligation, to contribute a proportionate amount of capital to Regency to maintain its current general partner interest. Regency GP’s initial 2% interest in Regency’s distributions will be reduced if Regency issues additional units in the future and Regency GP does not contribute a proportionate amount of capital to Regency to maintain its 2% General Partner interest.

Parent Company Quarterly Distributions of Available Cash

Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly. The Parent Company’s only cash-generating assets currently consist of distributions from ETP and Regency related to limited and general partner interests, including IDRs. We currently have no independent operations outside of our direct and indirect interests in ETP and Regency.

Our distributions declared during the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETE Common Unit
September 30, 2010	November 8, 2010	November 19, 2010	$ 0.5400
June 30, 2010	August 9, 2010	August 19, 2010	0.5400
March 31, 2010	May 7, 2010	May 19, 2010	0.5400
December 31, 2009	February 8, 2010	February 19, 2010	0.5400

September 30, 2009	November 9, 2009	November 19, 2009	0.5350
June 30, 2009	August 7, 2009	August 19, 2009	0.5350
March 31, 2009	May 8, 2009	May 19, 2009	0.5250
December 31, 2008	February 6, 2009	February 19, 2009	0.5100

September 30, 2008	November 10, 2008	November 19, 2008	0.4800
June 30, 2008	August 7, 2008	August 19, 2008	0.4800
March 31, 2008	May 5, 2008	May 19, 2008	0.4400
December 31, 2007	February 1, 2008 (1)	February 19, 2008	0.5500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, the Parent Company declared a cash distribution for the three months ended December 31, 2010 of $0.54 per Common Unit, or $2.16 annualized. We paid this distribution on February 18, 2011 to Unitholders of record at the close of business on February 7, 2011.

The total amount of distributions we have declared is as follows (all from Available Cash from our operating surplus and are shown in the period to which they relate):

	Years Ended December 31,
	2010	2009	2008
Limited Partners	$481,554	$475,911	$425,640
General Partner interest	1,495	1,478	1,322

Total distributions declared	$483,049	$477,389	$426,962

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

ETP’s distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETP Common Unit
September 30, 2010	November 8, 2010	November 15, 2010	$ 0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
December 31, 2009	February 8, 2010	February 15, 2010	0.89375

September 30, 2009	November 9, 2009	November 16, 2009	$ 0.89375
June 30, 2009	August 7, 2009	August 14, 2009	0.89375
March 31, 2009	May 8, 2009	May 15, 2009	0.89375
December 31, 2008	February 6, 2009	February 13, 2009	0.89375

September 30, 2008	November 10, 2008	November 14, 2008	$ 0.89375
June 30, 2008	August 7, 2008	August 14, 2008	0.89375
March 31, 2008	May 5, 2008	May 15, 2008	0.86875
December 31, 2007	February 1, 2008 (1)	February 14, 2008	1.12500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, ETP declared a cash distribution for the three months ended December 31, 2010 of $0.89375 per ETP Common Unit, or $3.575 annualized. ETP paid this distribution on February 14, 2011 to ETP Unitholders of record at the close of business on February 7, 2011.

The total amounts of ETP distributions declared during the periods presented in the consolidated financial statements are as follows (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate):

	Years Ended December 31,
	2010	2009	2008
Limited Partners:
Common Units	$676,798	$629,263	$537,731
Class E Units	12,484	12,484	12,484
General Partner interest	19,524	19,505	17,322
Incentive Distribution Rights	375,979	350,486	298,575

Total distributions declared by ETP	$1,084,785	$1,011,738	$866,112

Regency’s Quarterly Distribution of Available Cash

Regency’s Partnership Agreement requires that Regency distribute all of its Available Cash to its Unitholders and its General Partner within 45 days after the end of each quarter to unitholders of record on the applicable record date, as determined by the general partner. The term Available Cash generally consists of all cash and cash equivalents on hand at the end of that quarter less the amount of cash reserves established by the general partner to: (i) provide for the proper conduct of the Partnership’s business; (ii) comply with applicable law, any debt instruments or other agreements; or (iii) provide funds for distributions to the unitholders and to the General Partner for any one or more of the next four quarters and plus, all cash on hand on that date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made.

Distributions paid by Regency since the date of acquisition are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Regency Common Unit
September 30, 2010	November 5, 2010	November 12, 2010	$ 0.445
June 30, 2010	August 6, 2010	August 13, 2010	0.445

On January 27, 2011, Regency declared a cash distribution for the three months ended December 31, 2010 of $0.445 per Regency Common Unit, or $1.78 annualized. This distribution will be paid on February 14, 2011 to Regency Unitholders of record at the close of business on February 7, 2011

The total amounts of Regency distributions declared since the date of acquisition were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

Year Ended December 31, 2010

Limited Partners	$175,360
General Partner Interest	3,640
Incentive Distribution Rights	3,016

Total distributions declared by Regency	$182,016

Accumulated Other Comprehensive Income

The following table presents the components of AOCI, net of tax:

	December 31,
	2010	2009
Net gains on commodity related hedges	$ 14,146	$ 1,991
Net losses on interest rate hedges	-	(56,210)
Unrealized gains on available-for-sale securities	918	4,941
Noncontrolling interest	(10,266)	(4,350)

Total AOCI, net of tax	$ 4,798	$ (53,628)

9.     UNIT-BASED COMPENSATION PLANS:

We, ETP, and Regency have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards.

ETE Long-Term Incentive Plan

The Board of Directors or the Compensation Committee of the board of directors of the Partnership’s general partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units, excluding the Class B Units. As of December 31, 2010, 2,885,212 units remain available to be awarded under the plan.

During 2010, the Compensation Committee did not grant any ETE units. During 2009, the Compensation Committee granted a total of 41,000 ETE units with grant date fair values of $30.76 per unit to employees with vesting over a five-year period at 20% per year. These awards include rights to distributions paid on unvested units.

During 2010, a total of 22,841 ETE units vested, with a total fair value of $0.5 million as of the vesting date. As of December 31, 2010, a total of 75,919 restricted units granted to ETE employees and directors remain outstanding, for which we expect to recognize a total of $1.0 million in compensation over a weighted average period of 2.2 years.

ETP Unit-Based Compensation Plans

Unit Grants

ETP has granted restricted unit awards to employees that vest over a specified time period, typically a five-year period at 20% per year, with vesting based on continued employment as of each applicable vesting date. Upon vesting, ETP Common Units are issued. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per ETP Common Unit made by ETP on its Common Units promptly following each such distribution by ETP to its Unitholders. We refer to these rights as “distribution equivalent rights.”

Under ETP’s equity incentive plans, its non-employee directors each receive grants that vest ratably over three years and do not entitle the holders to receive distributions during the vesting period.

Award Activity

The following table shows the activity of the ETP awards granted to employees and non-employee directors:

	Number of ETP Units	Weighted Average Grant-Date Fair Value Per ETP Unit
Unvested awards as of December 31, 2009	1,690,592	$39.88
Awards granted	761,428	49.82
Awards vested	(417,328)	39.60
Awards forfeited	(98,114)	37.84

Unvested awards as of December 31, 2010	1,936,578	43.95

During the years ended December 31, 2010, 2009 and 2008, the weighted average grant-date fair value per unit award granted was $49.82, $43.56 and $33.86, respectively. The total fair value of awards vested was $16.5 million, $14.7 million and $14.6 million, respectively based on the market price of ETP Common Units as of the vesting date. As of December 31, 2010, a total of 1,936,578 unit awards remain unvested, for which ETP expects to recognize a total of $61.8 million in compensation expense over a weighted average period of 1.9 years.

Related Party Awards

McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by an ETE officer, awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such ETE officer. These rights include the economic benefits of ownership of these ETE units based on a five year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETP or ETE unless this partnership defaults under its obligations pursuant to these unit awards. As these units were outstanding prior to these awards, these awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE.

ETP is recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded to the ETP employees assuming no forfeitures. For the years ended December 31, 2010, 2009 and 2008, ETP recognized non-cash compensation expense, net of forfeitures, of $3.7 million, $6.4 million and $3.5 million, respectively, as a result of these awards. As of December 31, 2010, rights related to 365,000 ETE common units remain outstanding, for which ETP expects to recognize a total of $3.2 million in compensation expense over a weighted average period of 1.5 years

Regency Unit-Based Compensation Plans

Regency has the following awards outstanding as of December 31, 2010:

•	201,950 Regency Common Unit options, all of which are exercisable, with a weighted average exercise price of $21.93 per unit option;

•	No Regency restricted (non-vested) Common Units; and

•	742,517 Regency Phantom Units, with a weighted average grant date fair value of $23.61 per Phantom Unit.

In conjunction with the Regency Transactions, certain of Regency’s then-outstanding Phantom Units converted to 252,630 Regency Common Units as a result of change-in-control provisions associated with the awards. Each of Regency’s outstanding Phantom Units as of December 31, 2010 is the economic equivalent of one Regency Common Unit and is accompanied by a Distribution Equivalent Right, entitling the holder to an amount equal to any cash distributions paid on Regency Common Units. The outstanding Regency Phantom Units will vest one-third on each March 15th through 2013.

Regency expects to recognize $14.3 million of compensation expense related to the Regency Phantom Units over a weighted average period of 4.3 years.

10.   REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

In April 2010, the application to construct and operate the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service in December 2010. In June 2010, ETP filed an application for authority to construct and operate an expansion of the Tiger pipeline. In February 2011, ETP accepted the FERC’s order authorizing the construction of this expansion.

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

Guarantees

MEP Guarantee

Previously ETP guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”). The MEP Facility matured on February 28, 2011.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP has guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, ETP’s guarantee may be proportionately increased or decreased if ETP’s ownership percentage in FEP increases or decreases. The FEP Facility is available through May 11, 2012 and amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or prime rate.

As of December 31, 2010, FEP had $940.0 million of outstanding borrowings issued under the FEP Facility and ETP’s contingent obligation with respect to its guaranteed portion of FEP’s outstanding borrowings was $470.0 million, which is not reflected in our consolidated balance sheets. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 3.2%.

Commitments

In the normal course of business, ETP and Regency purchase, process and sell natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. ETP has also entered into several propane purchase and supply commitments, which are typically one year agreements with varying terms as to quantities, prices and expiration dates. ETP believes that the terms of these agreements are commercially reasonable and will not have a material adverse effect on its financial position or results of operations.

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $23.8 million, $19.8 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease commitments for such leases are:

Years Ending December 31:
2011	$27,841
2012	24,297
2013	22,114
2014	19,593
2015	19,073
Thereafter	173,118

ETP’s propane operations have an agreement with Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) (see Note 13) to supply a portion of its propane requirements. The agreement will continue until March 2015 and includes an option to extend the agreement for an additional year.

In connection with the sale of ETP’s investment in M-P Energy in October 2007, ETP executed a propane purchase agreement for approximately 90.0 million gallons per year through 2015 at market prices plus a nominal fee.

ETP and Regency have commitments to make capital contributions to its joint ventures and ETP expects capital contributions for 2011 will be between $200 million and $230 million.

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

FERC and Related Matters. On July 26, 2007, the FERC issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contained allegations that ETP violated FERC rules and regulations. The FERC alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other occasions from December 2003 through August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of ETP’s index-priced physical gas purchases in the Houston Ship Channel. The FERC alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by the FERC under authority of the NGA. The FERC alleged that ETP violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. The FERC also alleged that one of our intrastate pipelines violated various FERC regulations by, among other things, granting undue preferences in favor of an affiliate. In its Order and Notice, the FERC specified that it was seeking $69.9 million in disgorgement of profits, plus interest, and $82.0 million in civil penalties relating to these market manipulation claims. In February 2008, the FERC’s Enforcement Staff also recommended that the FERC pursue market manipulation claims related to ETP’s trading activities in October 2005 for November 2005 monthly deliveries, a period not previously covered by the FERC’s allegations in the Order and Notice, and that ETP be assessed an additional civil penalty of $25.0 million and be required to disgorge approximately $7.3 million of alleged unjust profits related to this additional month.

On August 26, 2009, ETP entered into a settlement agreement with the FERC’s Enforcement Staff with respect to the pending FERC claims against ETP and, on September 21, 2009, the FERC approved the settlement agreement without modification. The agreement resolves all outstanding FERC claims against ETP and required that ETP make a $5.0 million payment to the federal government and establish a $25.0 million fund for the purpose of settling related third-party claims based on or arising out of the market manipulation allegation against ETP by those third parties that elect to make a claim against this fund, including existing litigation claims as well as any new claims that may be asserted against this fund. Pursuant to the settlement agreement, the FERC made no findings of fact or conclusions of law. In addition, the settlement agreement specifies that by executing the settlement agreement ETP does not admit or concede to the FERC or any third party any actual or potential fault, wrongdoing or liability in connection with ETP’s alleged conduct related to the FERC claims. The settlement agreement also requires ETP to maintain specified compliance programs and to conduct independent annual audits of such programs for a two-year period.

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

In addition to the claims that were settled pursuant to the ALJ fund allocation process discussed above, ETP was a party in three legal proceedings that asserted contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price indices during the period from December 2003 through December 2006. In all three of these legal proceedings, ETP has received favorable rulings at the lower court and appellate court levels that have resulted in the dismissal of all claims made in these proceedings, and no further appeals or motions for rehearing may be pursued by the plaintiffs in these proceedings except with respect to one proceeding as to which the plaintiffs may seek review at the U.S. Supreme Court, which action we believe is unlikely to occur.

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

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were defendants in litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel storage facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation.” In 2004, a subsidiary of ETP, La Grange Acquisition, L.P. (“ETC OLP”) acquired the HPL Entities from AEP, at which time AEP agreed, pursuant to a Cushion Gas Litigation Agreement, to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory (approximately $1.00 billion in the aggregate). The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters. On December 18, 2007, the United States District Court for the Southern District of New York held that B of A is entitled to receive monetary damages from AEP and the HPL Entities of approximately $347.3 million less the monetary amount B of A would have incurred to remove 55 Bcf of natural gas from the Bammel storage facility. Following an attempted appeal of this decision by AEP, the parties to this litigation entered into a settlement agreement in February 2011 that, among other matters, recognized AEP’s ownership rights to the cushion gas and recognized HPL’s continued right to use this cushion gas through 2013 pursuant to a right to use agreement entered into between predecessors of AEP and HPL in 2001. The settlement agreement also reaffirms the indemnification obligations of AEP in the Cushion Gas Litigation Agreement. As a result of the settlement agreement and the indemnification provisions in the Cushion Gas Litigation Agreement, ETP does not expect that it will have any liability to either AEP or B of A with respect to the matters subject to this litigation.

Other Matters. In addition to those matters described above, we or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable, can be estimated and is not covered by insurance, we make an accrual for the matter. For matters that are covered by insurance, we accrue the related deductible. As of December 31, 2010 and 2009, accruals of approximately $10.2 million and $11.1 million, respectively, were recorded related to deductibles. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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

No amounts have been recorded in our December 31, 2010 or 2009 consolidated balance sheets for contingencies and current litigation matters, other than accruals related to environmental matters and deductibles.

Environmental Matters

Our operations are subject to extensive federal, state and local environmental and safety laws and regulations that can require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline, gathering, treating, compressing, blending and processing business. As a result, there can be no assurance that significant costs and liabilities will not be incurred. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies there under, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational safety and health, and the handling, storage, use, and disposal of hazardous materials to prevent and minimize material environmental or other damage, and to limit the financial liability, which could result from such events. However, the risk of environmental or other damage is inherent in transporting, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products, as it is with other entities engaged in similar businesses.

Our operations are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

As of December 31, 2010 and 2009, accruals on an undiscounted basis of $13.8 million and $12.6 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.

Based on information available at this time and reviews undertaken to identify potential exposure, ETP believes the amount reserved for environmental matters is adequate to cover the potential exposure for clean-up costs.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”). The costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $8.2 million, which is included in the aggregate environmental accruals discussed above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

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

Environmental regulations were recently modified for the U.S. Environmental Protection Agency’s (the “EPA”) Spill Prevention, Control and Countermeasures program. ETP is currently reviewing the impact to its operations and expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but ETP believes such costs will not have a material adverse effect on its financial position, results of operations or cash flows.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. ETP has not been named as a potentially responsible party at any of these sites, nor have its operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2010 or 2009 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

By March 2013, the Texas Commission on Environmental Quality is required to develop another plan to address the recent change in the ozone standard from 0.08 parts per million (“ppm”) to 0.075 ppm and the EPA recently proposed lowering the standard even further, to somewhere in between 0.06 and 0.07 ppm. These efforts may result in the adoption of new regulations that may require additional nitrogen oxide emissions reductions.

ETP’s pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing, or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2010, 2009 and 2008, $13.3 million, $31.4 million and $23.3 million, respectively, of capital costs and $15.4 million, $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

Regency Environmental Matters

Regency Field Services LLC (“RFS”), one of Regency’s operating subsidiaries, currently owns the Dubach and Calhoun gas processing plants in north Louisiana (the “Plants”). The Plants each have groundwater contamination as a result of historical operations. At the time that RFS acquired the Plants from El Paso Field Services LP (“El Paso”), Kerr-McGee Corporation (“Kerr-McGee”) was performing remediation of the groundwater contamination, because the Plants were once owned by Kerr-McGee and when Kerr-McGee sold the Plants to a predecessor of El Paso in 1988, Kerr-McGee retained liability for any environmental contamination at the Plants. In 2005, Kerr-McGee created and spun off Tronox and Tronox allegedly assumed certain of Kerr-McGee’s environmental remediation obligations (including its obligation to perform remediation at the Plants) prior to the acquisition of Kerr-McGee by Anadarko Petroleum Corporation. In January 2009, Tronox filed for Chapter 11 bankruptcy protection. RFS filed a claim in the bankruptcy proceeding relating to the environmental remediation work at the Plants. Tronox has thus far continued its remediation efforts at the Plants. Tronox filed a reorganization plan on July 7, 2010. The plan calls for the creation of a trust to fund environmental clean-up at the various sites where Tronox has an obligation. Regency anticipates that the amount of the trust allocated for clean-up of the Dubach and Calhoun plants will cover the remaining costs if the method of pace of clean-up remains consistent with historical prices. Regency will not report further on this matter absent further adverse developments.

11.  PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, our subsidiaries utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in the consolidated balance sheets. Following is a description of price risk management activities by segment.

Investment in ETP

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

ETP is also exposed to market risk on natural gas it retains for fees in its intrastate transportation and storage operations and operational gas sales in its interstate transportation operations. ETP uses financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.

Derivatives are utilized in ETP’s midstream operations in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. ETP attempts to maintain balanced positions in its marketing activities to protect itself from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by its long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance ETP’s positions. To the extent open commodity positions exist, fluctuating commodity prices can impact its financial position and results of operations, either favorably or unfavorably.

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

Investment in Regency

Regency is a net seller of NGLs, condensate and natural gas as a result of its gathering and processing operations. The prices of these commodities are impacted by changes in the supply and demand as well as market focus. Regency’s profitability and cash flow are affected by the inherent volatility of these commodities, which could adversely affect its ability to make distributions to its unitholders. Regency manages this commodity price exposure through an integrated strategy that includes management of its contract portfolio, matching sales prices of commodities with purchases, optimization of its portfolio by monitoring basis and other price differentials in operating areas, and the use of derivative contracts. In some cases, Regency may not be able to match pricing terms or to cover its risk to price exposure with financial hedges, and it may be exposed to commodity price risk. Speculative positions are prohibited under Regency’s policy.

Regency is exposed to market risks associated with commodity prices, counterparty credit, and interest rates. Regency’s management and the board of directors of Regency’s General Partner have established comprehensive risk management policies and procedures to monitor and manage these market risks. Regency’s General Partner is responsible for delegation of transaction authority levels, and the Risk Management Committee of Regency’s General Partner is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. Regency’s Risk Management Committee receives regular briefings on positions and exposures, credit exposures, and overall risk management in the context of market activities.

Regency’s Preferred Units (see Note 7) contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and Regency’s call option. These embedded derivatives are accounted for using mark-to-market accounting. Regency does not expect the embedded derivatives to affect its cash flows.

Consolidated Summary of Commodity-Related Derivatives

The following table details the outstanding commodity-related derivatives as of December 31, 2010 and 2009:

	2010		2009
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(38,897,500)	2011	72,325,000	2010-2011
Swing Swaps IFERC (MMBtu)	(19,720,000)	2011	(38,935,000)	2010
Fixed Swaps/Futures (MMBtu)	(2,570,000)	2011	4,852,500	2010-2011
Options – Puts (MMBtu)	-	-	2,640,000	2010
Options – Calls (MMBtu)	(3,000,000)	2011	(2,640,000)	2010
Propane:
Forwards/Swaps (Gallons)	1,974,000	2011	6,090,000	2010

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(28,050,000)	2011	(22,625,000)	2010
Fixed Swaps/Futures (MMBtu)	(39,105,000)	2011	(27,300,000)	2010
Hedged Item – Inventory (MMBtu)	39,105,000	2011	27,300,000	2010

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	-	-	(13,225,000)	2010
Fixed Swaps/Futures (MMBtu)	3,620,000	2011-2012	(22,800,000)	2010
Options – Puts (MMBtu)	26,760,000	2011-2012	-	-
Options – Calls (MMBtu)	(26,760,000)	2011-2012	-	-
Propane:
Forwards/Swaps (Gallons)	51,114,000	2011-2012	20,538,000	2010
Natural Gas Liquids:
Forwards/Swaps (Barrels)	1,212,110	2011-2012	-	-
WTI Crude Oil:
Forwards/Swaps (Barrels)	373,655	2011-2012	-	-

We expect gains of $15.6 million related to commodity derivatives to be reclassified into earnings over the next twelve months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

As of July 2008, ETP no longer engages in the trading of commodity derivative instruments that are not substantially offset by physical or other commodity derivative positions. As a result, we no longer have any material exposure to market risk from such activities. The derivative contracts that were previously entered into for trading purposes were recognized in the consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in revenue in the consolidated statements of operations on a net basis. Trading activities, including trading of physical gas and financial derivative instruments, resulted in net losses of approximately $26.2 million for the year ended December 31, 2008.

Interest Rate Risk

We are exposed to market risk for changes in interest rates. In order to maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We manage a portion of our current and future interest rate exposures by utilizing interest rate swaps in order to achieve our desired mix of fixed and variable rate debt. We also utilize forward starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances. The following is a summary of interest rate swaps outstanding as of December 31, 2010, none of which are designated as hedges for accounting purposes:

Entity	Term	Notional Amount	Type (1)
ETP	August 2012 (2)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
ETP	July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%
Regency	April 2012	250,000	Pay a fixed rate of 1.325% and receive a floating rate

(1)	Floating rates are based on LIBOR.

(2)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

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

In addition to interest rate swaps, ETP also periodically enters into interest rate swaptions that enable counterparties to exercise options to enter into interest rate swaps with ETP. Swaptions may be utilized when ETP’s targeted benchmark interest rate for anticipated debt issuance is not attainable at the time in the interest rate swap market. Upon issuance of a swaption, ETP receives a premium, which ETP recognizes over the term of the swaption to “Gains (losses) on non-hedged interest rate derivatives” in the consolidated statements of operations. No swaptions were outstanding as of December 31, 2010.

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

Our counterparties consist primarily of petrochemical companies and other industrial, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

ETP utilizes master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date for non-exchange traded derivatives. We exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. ETP had net deposits with counterparties of $52.2 million and $79.7 million as of December 31, 2010 and 2009, respectively.

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

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.

Derivative Summary

The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of December 31, 2010 and 2009:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$35,031	$669	$(6,631)	$(24,035)
Commodity derivatives	9,263	8,443	(14,692)	(201)
Interest rate derivatives	-	-	-	(61,879)

	44,294	9,112	(21,323)	(86,115)

Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$64,940	$72,851	$(72,729)	$(36,950)
Commodity derivatives	275	3,928	-	(241)
Interest rate derivatives	20,790	-	(20,922)	(76,157)
Embedded derivatives in Regency Preferred Units	-	-	(57,023)	-

	86,005	76,779	(150,674)	(113,348)

Total derivatives	$130,299	$85,891	$(171,997)	$(199,463)

The commodity derivatives (margin deposits) are recorded in “Other current assets” on our consolidated balance sheets. The remainder of the derivatives are recorded in “Price risk management assets/liabilities.”

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	$49,665	$3,143	$17,461
Interest rate derivatives	(29,980)	(14,705)	(57,676)

Total	$19,685	$(11,562)	$(40,215)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$37,325	$9,924	$42,874
Interest rate derivatives	Interest expense	(86,697)	(26,882)	(11,339)

Total		$(49,372)	$(16,958)	$31,535

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
		Years Ended December 31,
		2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(70)	$-	$(8,347)

Total		$(70)	$-	$(8,347)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Years Ended December 31,
		2010	2009	2008
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$16,210	$60,045	$-

Total		$16,210	$60,045	$-

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$3,806	$99,807	$12,478
Trading commodity derivatives	Revenue	-	-	(28,283)
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	(52,357)	33,619	(128,423)
Embedded derivatives	Other income (expense)	(8,390)	-	-

Total		$(56,941)	$133,426	$(144,228)

We recognized $70.5 million of unrealized losses, $18.6 million of unrealized losses and $35.5 million of unrealized gains on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships and amounts classified as trading activity) for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, for the years ended December 31, 2010 and 2009, we recognized unrealized gains of $17.4 million and $48.6 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges.

12.  RETIREMENT BENEFITS:

ETP sponsors a 401(k) savings plan which covers virtually all employees. Employer matching contributions are calculated using a formula based on employee contributions. Prior to 2009, employer-matching contributions were discretionary. ETP made matching contributions of $9.8 million, $9.8 million and $9.7 million to the 401(k) savings plan for the years ended December 31, 2010, 2009 and 2008, respectively.

Regency also provides matching contributions for its employee contributions to their 401(k) savings accounts, which vests ratably over 3 years. Effective January 1, 2011, Regency’s 401(k) plan merged with and into that of ETP. As a results of the Regency Transactions, Regency’s matching contributions that had not yet fully vested became fully vested effective immediately. All future matching contributions from Regency to its employee 401(k) accounts will vest immediately. Regency made matching contributions of $2.0 million during the period from May 26, 2010 to December 31, 2010.

13.  RELATED PARTY TRANSACTIONS:

The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the year ended December 31, 2010 the Parent Company received $5.8 million from Regency related to these services. For the years ended December 31, 2010, 2009 and 2008 the Parent Company paid $6.3 million, $0.5 million and $0.5 million, respectively, to ETP related to these services. The increase recorded in the current year was the result of increased service fees related to the provision of various general and administrative services for Regency.

Enterprise and its subsidiaries currently hold a portion of our limited partner interest. As a result, Enterprise and its affiliates are considered related parties for financial reporting purposes.

ETP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETP sells natural gas and compression equipment to Enterprise. ETP’s propane operations routinely buy and sell product with Enterprise. Regency sells natural gas and NGLs to, and incurs NGL processing fees with Enterprise. The following table presents sales to and purchase from Enterprise, including Regency transactions subsequent to May 26, 2010:

	Years Ended December 31,
	2010	2009	2008
ETP’s Natural Gas Operations:
Sales	$538,657	$414,333	$154,272
Purchases	23,592	48,528	115,228

Regency’s Natural Gas Operations:
Sales	142,631	-	-
Purchases	4,606	-	-

ETP’s Propane Operations:
Sales	15,527	19,961	22,211
Purchases	415,897	343,540	493,809

ETP’s propane operations purchase a portion of its propane requirements from Enterprise pursuant to an agreement that was extended until March 2015, and includes an option to extend the agreement for an additional year. As of December 31, 2010 and 2009, Titan, had forward mark-to-market derivatives for approximately 1.7 million and 6.1 million gallons of propane at a fair value asset of $0.2 million and $3.3 million, respectively, with Enterprise. In addition, as of December 31, 2010 and 2009, Titan had forward derivatives accounted for as cash flow hedges of 32.5 million and 20.5 million gallons of propane at a fair value assets of $6.6 million and $8.4 million, respectively, with Enterprise.

Sales of $26.0 million and cost of products sold of $20.5 million are included in our consolidated statements of operations related to transactions with FEP, ETP’s unconsolidated affiliate.

Under a master services agreement with HPC, Regency operates and provides all employees and services for the operation and management of HPC. The related party general administrative expenses reimbursed to Regency were $9.8 million for the period from May 26, 2010 to December 31, 2010.

Regency’s contract compression operations provide contract compression services to HPC. HPC also provides transportation service to Regency. Regency had revenue of $13.2 million for the period from May 26, 2010 to December 31, 2010 and cost of sales of $8.1 million for the period from May 26, 2010 to December 31, 2010 with HPC.

The following table summarizes the related party balances on our consolidated balance sheets:

	As of December 31,
	2010	2009
Accounts receivable from related parties:
Enterprise:
ETP’s Natural Gas Operations	$36,736	$47,005
Regency’s Natural Gas Operations	25,539	-
ETP’s Propane Operations	2,327	3,386
Other	11,729	1,503

Total accounts receivable from related parties	$76,331	$51,894

Accounts payable to related parties:
Enterprise:
ETP’s Natural Gas Operations	$2,687	$3,518
Regency’s Natural Gas Operations	1,323	-
ETP’s Propane Operations	22,985	31,642
Other	356	3,355

Total accounts payable to related parties	$27,351	$38,515

ETP’s net imbalance receivable from Enterprise	$1,360	$694

Regency’s net imbalance receivable from Enterprise	$753	$-

Effective August 17, 2009, ETP acquired 100% of the membership interests of ETG, which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP. The membership interests of ETG were contributed to ETP by Mr. Warren and by two entities, one of which is controlled by a director of the General Partner of ETP’s general partner and the other of which is controlled by a member of ETP’s management. In exchange, the former members acquired the right to receive (in cash or Common Units) future amounts to be determined based on the terms of the contribution arrangement. These contingent amounts are to be determined in 2014 and 2017, and the former members of ETG may receive payments contingent on the acquired operations performing at a level above the average return required by ETP for approval of its own growth projects during the period since acquisition. In addition, the former members may be required to make cash payments to us under certain circumstances. ETP has not accrued any contingent payments related to this agreement.

Prior to ETP’s acquisition of ETG in August 2009, its natural gas midstream and intrastate transportation and storage operations secured compression services from ETT. The terms of each arrangement to provide compression services were, in the opinion of independent directors of the General Partner, no more or less favorable than those available from other providers of compression services. During the years ended December 31, 2009 (through the ETG acquisition date) and 2008, ETP made payments totaling $3.4 million and $9.4 million, respectively, to ETG for compression services provided to and utilized in ETP’s natural gas midstream and intrastate transportation and storage operations.

Subsequent to the acquisition of ETG, ETP pays $4.7 million in operating lease payments per year to the former owners for the use of compressor equipment through 2017.

14.   REPORTABLE SEGMENTS:

As a result of the Regency Transactions in May 2010, our reportable segments were re-evaluated and now reflect two reportable segments, both of which conduct their business exclusively in the United States of America, as follows:

•	Investment in ETP - Reflects the consolidated operations of ETP.

•	Investment in Regency - Reflects the consolidated operations of Regency.

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

ETP and Regency related party transactions are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

The following tables present the financial information by segment for the following periods:

	Investment in ETP	Investment in Regency	Corporate and Other	Adjustments and Eliminations	Total
Year Ended December 31, 2010:
Revenues from external customers	$5,884,786	$715,324	$-	$(1,978)	$6,598,132
Intersegment revenues	41	1,289	-	(1,330)	-
Depreciation and amortization	343,011	75,967	12,221	-	431,199
Interest expense, net of interest capitalized	412,553	48,251	167,669	(3,586)	624,887
Equity in earnings of affiliates	11,727	53,493	-	-	65,220
Income tax expense (benefit)	15,536	552	(2,350)	-	13,738
Net income (loss)	617,222	(5,972)	(274,670)	-	336,580

Year Ended December 31, 2009:
Revenues from external customers	$5,417,295	$-	$-	$-	$5,417,295
Intersegment revenues	-	-	-	-	-
Depreciation and amortization	312,803	-	12,221	-	325,024
Interest expense, net of interest capitalized	394,274	-	74,146	-	468,420
Equity in earnings of affiliates	20,597	-	-	-	20,597
Income tax expense (benefit)	12,777	-	(3,548)	-	9,229
Net income (loss)	791,542	-	(93,671)	-	697,871

Year Ended December 31, 2008:
Revenues from external customers	$9,293,868	$-	$-	$(501)	$9,293,367
Intersegment revenues	-	-	-	-	-
Depreciation and amortization	262,151	-	12,221	-	274,372
Interest expense, net of interest capitalized	265,701	-	91,840	-	357,541
Equity in earnings (losses) of affiliates	(165)	-	-	-	(165)
Income tax expense (benefit)	6,680	-	(2,872)	-	3,808
Net income (loss)	866,023	-	(186,269)	-	679,754

	As of December 31,
	2010	2009	2008
Total assets:
Investment in ETP	$12,149,992	$11,734,972	$10,627,490
Investment in Regency	4,770,204	-	-
Corporate and Other	469,221	431,109	445,571
Adjustments and Eliminations	(10,687)	(5,572)	(3,159)

Total	$17,378,730	$12,160,509	$11,069,902

	Years Ended December 31,
	2010	2009	2008
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Investment in ETP	$1,470,001	$680,780	$2,115,402
Investment in Regency (including $1.5 billion acquired in the Regency Transactions)	2,068,328	-	-

Total	$3,538,329	$680,780	$2,115,402

	As of December 31,
	2010	2009	2008
Advances to and investments in affiliates:
Investment in ETP	$8,723	$663,298	$10,110
Investment in Regency	1,351,256	-	-

Total	$1,359,979	$663,298	$10,110

15.   QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year. ETP’s propane operations are seasonal due to weather conditions in their service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to commercial and industrial customers are less weather sensitive. ETC OLP’s business is also seasonal due to the operations of ET Fuel System and the HPL System. We expect margin related to the HPL System operations to be higher during the periods from November through March of each year and lower during the periods from April through October of each year due to the increased demand for natural gas during the cold weather. However, we cannot assure that management’s expectations will be fully realized in the future and in what time period due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2010:
Revenues	$1,871,981	$1,362,529	$1,587,807	$1,775,815	$6,598,132
Gross profit	647,116	522,075	592,702	724,902	2,486,795
Operating income	338,928	179,257	202,052	316,492	1,036,729
Net income (loss)	204,082	(20,479)	(4,826)	157,803	336,580
Limited Partners’ interest in net income (loss)	112,428	19,208	(15,289)	75,814	192,161
Basic net income (loss) per limited partner unit	$0.50	$0.09	$(0.07)	$0.34	$0.86
Diluted net income (loss) per limited partner unit	$0.50	$0.09	$(0.07)	$0.34	$0.86

2009:
Revenues	$1,629,974	$1,151,690	$1,129,849	$1,505,782	$5,417,295
Gross profit	670,835	525,697	451,701	647,006	2,295,239
Operating income	356,098	215,031	173,501	365,768	1,110,398
Net income	279,750	141,758	34,267	242,096	697,871
Limited Partners’ interest in net income	151,067	104,053	46,824	139,159	441,103
Basic net income per limited partner unit	$0.68	$0.47	$0.21	$0.62	$1.98
Diluted net income per limited partner unit	$0.68	$0.47	$0.21	$0.62	$1.98

16.   SUPPLEMENTAL INFORMATION:

Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,247	$62
Accounts receivable from related companies	171	97
Other current assets	864	1,287

Total current assets	28,282	1,446
ADVANCES TO AND INVESTMENTS IN AFFILIATES	2,231,722	1,711,928
INTANGIBLES AND OTHER ASSETS, net	29,118	5,574

Total assets	$2,289,122	$1,718,948

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$-	$178
Accounts payable to related companies	6,654	5,024
Price risk management liabilities	-	64,704
Accrued and other current liabilities	44,200	1,607

Total current liabilities	50,854	71,513
LONG-TERM DEBT, less current maturities	1,800,000	1,573,951
SERIES A CONVERTIBLE PREFERRED UNITS	317,600	-
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	-	73,332

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
General Partner	520	368
Limited Partners – Common Unitholders (222,941,172 and 222,898,248 units authorized, issued and outstanding at December 31, 2010 and 2009, respectively)	115,350	53,412
Accumulated other comprehensive income (loss)	4,798	(53,628)

Total partners’ capital	120,668	152

Total liabilities and partners’ capital	$2,289,122	$1,718,948

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(21,829)	$(4,970)	$(6,453)
OTHER INCOME (EXPENSE):
Interest expense	(167,658)	(74,049)	(91,822)
Equity in earnings of affiliates	455,901	526,383	551,835
Losses on non-hedged interest rate derivatives	(53,388)	(5,620)	(77,435)
Other, net	(19,721)	79	(1,056)

INCOME BEFORE INCOME TAXES	193,305	441,823	375,069
Income tax expense (benefit)	547	(650)	25

NET INCOME	192,758	442,473	375,044
GENERAL PARTNER’S INTEREST IN NET INCOME	597	1,370	1,161

LIMITED PARTNERS’ INTEREST IN NET INCOME	$192,161	$441,103	$373,883

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$317,328	$468,969	$436,819

CASH FLOWS FROM INVESTING ACTIVITIES:
MEP Transaction	3,258	-	-

Net cash provided by investing activities	3,258	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,858,245	67,505	190,533
Principal payments on debt	(1,632,374)	(65,816)	(191,464)
Distributions to Partners	(483,048)	(470,658)	(435,868)
Debt issuance costs	(36,224)	-	-

Net cash used in financing activities	(293,401)	(468,969)	(436,799)

INCREASE IN CASH AND CASH EQUIVALENTS	27,185	-	20
CASH AND CASH EQUIVALENTS, beginning of period	62	62	42

CASH AND CASH EQUIVALENTS, end of period	$27,247	$62	$62