Form 10-K/A
period 2010-12-31
Energy Transfer Equity, L.P.
filed 2011-06-24
CIK 1276187

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

At February 22, 2011, the registrant had 222,942,708 Common Units outstanding.

ii

EXPLANATORY NOTE

Energy Transfer Equity, L.P. (“Energy Transfer Equity,” “the Partnership” or “ETE”) is filing this Amendment No.1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (the “Original Report” and together with the Form 10-K/A, the “Form 10-K”). As amended by this Form 10-K/A, the Form 10-K reflects updates to “Part III — Item 11. Executive Compensation” including (i) the actual target internal EBITDA budget amount used to determine the 2010 annual bonuses for Messrs. McCrea, Salinas, Mason and Powers, and (ii) individual performances considered by the ETP Compensation Committee in the determination of 2010 cash bonuses for named executive officers and updates to “Part III — Item 13. Certain Relationships and Related Transactions, and Director Independence” including descriptions of the review policies and procedures relevant to related party transactions.

This Amendment No. 1 is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART III

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

We own 100% of Energy Transfer Partners GP, L.P. (“ETP GP”) and its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). We refer to ETP GP and ETP LLC together as the “ETP GP Entities.” ETP GP is the general partner of Energy Transfer Partners, L.P. (“ETP”). All of ETP’s employees receive employee benefits from the operating companies of ETP.

We own 100% of Regency GP LP and its general partner, Regency GP LLC. We refer to Regency GP LP and Regency GP LLC together as the “Regency GP Entities.” Regency GP is the general partner of Regency Energy Partners LP (“Regency”). All of Regency’s employees receive employee benefits from the operating companies of Regency.

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

Our Philosophy for Compensation of Executives

Our General Partner. In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of the executive’s compensation should be incentive-based and that the base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by the payment of annual discretionary cash bonuses and grants of restricted unit awards. Our General Partner believes the performance of our operating subsidiaries and the contribution of our management toward the achievement of the financial targets and other goals of those subsidiaries should be considered in determining annual discretionary cash bonuses.

ETP GP Entities. The ETP GP Entities also believe that a significant portion of their executives’ compensation should be incentive-based and have instituted an annual discretionary cash bonus that considers the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year, and the annual grant of restricted unit awards under ETP’s equity incentive plans, which are intended to provide a longer term incentive to their key employees to focus their efforts to increase the market price of ETP’s publicly traded units and to increase the cash distribution ETP pays to its Unitholders. Since 2008, ETP’s equity awards have been primarily in the form of restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve ETP’s business objectives. The equity-based compensation reflects the importance ETP places on aligning the interests of the executive officers with those of ETP’s Unitholders.

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

Periodically, the ETP Compensation Committee engages a third-party consultant to provide master information for compensation levels at peer companies in order to assist the ETP Compensation Committee in its determination of compensation levels for ETP’s executive officers. Most recently, the ETP Compensation Committee engaged Mercer Consulting Services (“Mercer”) during the year ended December 31, 2010 to assist in the determination of ETP’s compensation levels for its senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2010 and will also be used to determine other elements of compensation in 2011. The consultant provided an analysis of compensation for senior executives of the following 15 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

•	Enterprise Products Partners L.P.

•	Plains All American Pipeline, L.P.

•	CenterPoint Energy, Inc.

•	The Williams Companies, Inc.

•	Sempra Energy

•	Kinder Morgan Energy Partners, L.P.

•	ONEOK Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Sunoco Logistics Partners L.P.

•	Atmos Energy Corporation

•	El Paso Corporation

•	Spectra Energy Partners, LP

•	Targa Resources Partners LP

•	NuStar Energy L.P.

•	Southern Union Company

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

Annual Bonus. In February 2011, the ETE Compensation Committee approved a cash bonus relating to the 2010 calendar year to Mr. McReynolds in the amount of $550,000. In approving this cash bonus, the ETE Compensation Committee took into account the achievements of ETE with respect to acquiring the general partner of Regency in connection with the Regency Transactions as described below under “Item.13 Certain Relationships and Related Transactions, and Director Independence” and restructuring of ETE’s credit facilities through the issuance of $1.8 billion of 10-year notes. The ETE Compensation Committee also took into account the individual performance of Mr. McReynolds with respect to promoting ETE’s financial, strategic and operating objectives for 2010.

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

In addition to base salary, the ETP Compensation Committee makes a determination whether to award named executive officers of the ETP GP Entities, other than ETP’s CEO (who has voluntary elected to forego any annual bonuses), discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward the named executive officers of the ETP GP Entities for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to ETP’s profitability and success during such year. In this regard, the ETP Compensation Committee takes into account whether ETP achieved or exceeded its internal EBITDA budget for the year approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The ETP Compensation Committee also considers the recommendation of ETP’s CEO in determining specific cash bonus amounts for each of the other named executive officers of the ETP GP Entities. The ETP Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the ETP Compensation Committee does not utilize any formulaic approach to determining annual bonuses. The ETP Compensation Committee also considers the recommendation of ETP’s CEO in determining the specific cash bonus amounts for each of ETP’s other named executive officers.

ETP’s internal financial budgets are generally developed for each of its operations, and then aggregated with appropriate corporate level adjustments to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all operations of ETP’s business. The evaluation of ETP’s performance versus its internal financial budget is based on the Partnership’s EBITDA for a calendar year. In general, the ETP Compensation Committee believes that ETP’s performance at or above the internal EBITDA budget would support bonuses to named executive officers of the ETP GP Entities ranging from 100% to 150% of their annual salary. The individual bonus amounts for each named executive officer of the ETP GP Entities, other than ETP’s CEO, also reflect the ETP Compensation Committee’s view of the impact of such individual’s efforts and contributions towards achievement of ETP’s success in exceeding its internal financial budget and developing new projects as well as towards the overall management of ETP’s business.

In February 2011, the ETP Compensation Committee approved cash bonuses relating to the 2010 calendar year to Messrs. McCrea, Salinas, Mason and Powers of $675,000, $430,000, $430,000, and $425,000, respectively. In approving the cash bonuses for Messrs. McCrea, Salinas, Mason and Powers, the ETP Compensation Committee took into account the achievement by the Partnership of 100% of its internal EBITDA budget for 2010 of $1.5 billion as well as the individual performances of these individuals with respect to promoting ETP’s financial, strategic and operating objectives for 2010. With respect to individual performances of these four executive officers, the ETP Compensation Committee noted the extraordinary individual performance of Mr. McCrea with respect to the successful development of several significant internal growth projects as described in more detail below under the caption “—Equity Awards.” With respect to Mr. Salinas, the ETP Compensation Committee took note of his key roles during 2010 in (i) coordinating the successful offerings of ETP Common Units that collectively raised approximately $1.15 billion in net proceeds during 2010, (ii) orchestrating the successful offering of $1.8 billion of senior notes by ETE in the connection with a refinancing of ETE’s existing debt and (iii) effectively managing the financial reporting function for ETE and ETP. With respect to Mr. Mason, the ETP Compensation Committee took note of his key roles in (i) structuring and negotiating the sale of a 49.9% interest in Midcontinent Express from ETP to ETE and then from ETE to Regency and the acquisition of a natural gas gathering company in North Louisiana, (ii) providing astute legal support to facilitate ETE’s $1.8 billion senior notes offering and ETP’s issuance of $1.15 billion of its common units and (iii) effectively managing the legal functions for ETE and ETP. With respect to Mr. Powers, the Compensation Committee took note of his effective management of the retail propane segment, which accounted for approximately 17% of our total consolidated operating income for 2010, despite challenges faced relating to unusual weather patterns and customer conservation measures.

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

In approving the grant of such unit awards, the ETP Compensation Committee took into account the same factors as discussed above under the caption “Annual Bonus,” the long-term objective of retaining such individuals as key drivers of ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In taking into account these factors with respect to Mr. McCrea, the ETP Compensation Committee took into account Mr. McCrea’s unique role in the development of substantially all of the ETP’s internal growth projects over the last several years, particularly with respect to the commercial development of the Tiger pipeline, the Fayetteville Express pipeline and several intrastate natural gas pipeline projects that, based on the construction costs for these projects and the fees expected to be realized from these projects pursuant to long-term customer contracts, are expected to generate attractive rates of return for ETP for significant periods, mostly in the range of 10-15 years. In this regard, the ETP Compensation Committee also took into account Mr. McCrea’s current and expected continued future role in leading ETP’s development of internal growth projects. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the ETP Compensation Committee to provide a significant incentive to Mr. McCrea to remain with ETP and continue to develop successful commercial projects.

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

Risk Assessment Related to our Compensation Structure. We believe that the compensation plans and programs for named executive officers of ETE and ETP, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to ETE or ETP. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of ETE or ETP or reward poor judgment. We also believe ETE and ETP have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, ETE and ETP generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. ETE and ETP generally determine whether, and to what extent, their respective named executive officers receive a cash bonus based on achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. ETE and ETP use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for ETE’s and ETP’s long-term incentive awards ensures that the interests of employees align with those of the respective unitholders of ETE and ETP for the long-term performance of ETE and ETP.

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

Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
ETE Officer:

John W. McReynolds President and Chief Financial Officer	2010	$550,000	$550,000	$995,500	$—	$—	$—	$8,462	$2,103,962
	2009	500,000	—	922,800	—	—	—	12,250	1,435,050
	2008	406,923	600,000	832,000	—	—	—	9,346	1,848,269

ETP Officers:

Kelcy L. Warren (4) Chief Executive Officer	2010	$2,766	$—	$—	$—	$—	$—	$—	$2,766
	2009	2,289	—	—	—	—	—	—	2,289
	2008	2,272	—	—	—	—	—	—	2,272

Martin Salinas, Jr. (5) Chief Financial Officer	2010	356,058	480,000	999,600	—	—	7,648	27,250	1,870,556
	2009	350,000	—	847,062	—	—	—	31,293	1,228,355
	2008	261,539	550,000	727,265	—	—	—	6,922,369	8,461,173

Marshall S. (Mackie) McCrea, III President and Chief Operating Officer	2010	538,077	729,500	13,455,000	—	—	—	12,250	14,734,827
	2009	500,000	—	883,000	—	—	—	12,250	1,395,250
	2008	444,154	750,000	825,678	—	—	—	3,427,408	5,447,240

Thomas P. Mason Vice President, General Counsel and Secretary	2010	427,513	482,530	999,600	—	—	—	34,990	1,944,633
	2009	420,240	—	802,912	—	—	—	41,005	1,264,157
	2008	410,410	630,000	2,332,800	—	—	—	32,347	3,405,557

William G. Powers, Jr. (6) President of Propane Operations	2010	400,000	425,000	499,800	—	—	—	20,004	1,344,804
	2009	407,692	500,000	441,500	—	—	—	22,000	1,371,192
	2008	336,925	300,000	1,353,827	—	—	—	20,488	2,011,240

(1)	The discretionary cash bonus amounts for named executive officers for 2010 include (i) cash bonuses approved by the Compensation Committee in April 2010 and paid in April 2010, and (ii) cash bonuses approved by the Compensation Committee in February 2011 that are expected to be paid in March 2011.
(2)	Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented.
(3)	The amounts in this column include (i) the aggregate grant date fair value related to grant of equity-based awards of units in ETE from an affiliate to certain of our named executive officers during the periods presented ($3,412,500 for Mr. McCrea in 2008 and $6,906,600 for Mr. Salinas in 2008), as discussed above and in Note 9 to our consolidated financial statements, (ii) contributions to the 401(k) plan made on behalf of the named executive officers and (iii) expenses paid by us for housing for Messrs. Mason and Salinas near our executive office in Dallas. Vesting in 401(k) contributions occurs immediately.
(4)	Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.
(5)	Mr. Salinas was promoted to Chief Financial Officer effective June 2008. The 2008 amounts reflect his compensation for the entire year.
(6)	Mr. Powers was promoted to President of Propane Operations in May 2008. The 2008 amounts reflect his compensation for the entire year.

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

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Unit Awards (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)

ETE Officer:

John W. McReynolds	2/24/11	—	—	—	25,000	—	$—	$995,500

ETP Officers:

Kelcy L. Warren	N/A	—	—	—	—	—	$—	$—

Martin Salinas, Jr.	12/15/10	—	—	—	20,000	—	—	999,600

Marshall S. (Mackie) McCrea, III	1/14/11	—	—	—	250,000	—	—	13,455,000

Thomas P. Mason	12/15/10	—	—	—	20,000	—	—	999,600

William G. Powers, Jr.	12/15/10	—	—	—	10,000	—	—	499,800

(1)	We have computed the grant date fair value of unit awards in accordance with generally accepted accounting principles, as further described above and in Note 9 to our consolidated financial statements.

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

Outstanding Equity Awards at Year-End Table

		Unit Awards
Name	Grant Date (1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (2)

ETE Officer:

John W. McReynolds	2/24/11	25,000	$976,750
	12/29/09	24,000	937,680
	12/19/08	30,000	1,172,100

ETP Officers:

Kelcy L. Warren	N/A	—	$—

Martin Salinas, Jr.	12/15/10	20,000	1,036,400
	12/15/09	15,349	795,385
	12/22/08	12,000	621,840
	12/5/07	2,400	124,368

Marshall S. (Mackie) McCrea, III	1/14/11	250,000	12,955,000
	12/15/09	16,000	829,120
	12/22/08	12,000	621,840
	12/5/07	8,800	456,016

Thomas P. Mason	12/15/10	20,000	1,036,400
	12/15/09	14,549	753,929
	12/22/08	12,000	621,840
	10/17/08	30,000	1,554,600
	12/5/07	7,200	373,104

William G. Powers, Jr.	12/15/10	10,000	518,200
	12/15/09	8,000	414,560
	12/22/08	6,000	310,920
	2/28/08	12,000	621,840
	12/5/07	2,400	124,368

(1)	Unit awards outstanding as of December 31, 2010 reflected in the table above ratably vest on each anniversary of the grant date through 2015 for awards granted in 2010, through 2014 for awards granted in 2009, and through 2013 for awards granted in 2008.
(2)	Market value was computed as the number of unvested awards as of December 31, 2010 multiplied by the closing price of our Common Units on December 31, 2010.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the 2004 Unit Plan or the 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

ETE Officer:

John W. McReynolds	16,000	$624,000

ETP Officers:

Kelcy L. Warren	—	$—

Martin Salinas, Jr.	9,037	460,958

Marshall S. (Mackie) McCrea, III	12,400	632,003

Thomas P. Mason	21,237	1,068,627

William G. Powers, Jr.	9,200	488,506

(1)	Amounts presented represent the number of unit awards vested during 2010 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price per unit upon the vesting date.

We have not issued option awards.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At December 31, 2010 ($)

ETE Officer:

John W. McReynolds	$—	$—	$—	$—	$—

ETP Officers:

Kelcy L. Warren	$—	$—	$—	$—	$—

Martin Salinas, Jr.	48,867	—	7,648	—	56,515

Marshall S. (Mackie) McCrea, III	—	—	—	—	—

Thomas P. Mason	—	—	—	—	—

William G. Powers, Jr.	—	—	—	—	—

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

Director Compensation Table

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)

K. Rick Turner
As ETE Director	$30,000	$14,998	$—	$44,998
As ETP Director	40,000	39,986	—	79,986

Bill W. Byrne
As ETE Director	47,100	14,998	—	62,098
As ETP Director	73,000	39,986	—	112,986

Paul E. Glaske
As ETE Director	47,100	14,998	—	62,098
As ETP Director	71,800	39,986	—	111,786

John D. Harkey, Jr.
As ETE Director	49,600	14,998	—	64,598
As ETP Director (3)	41,071	27,155	—	68,226
As Regency Director	12,000	—	—	12,000

Ray C. Davis
As ETE Director	—	—	—	—
As ETP Director	46,200	39,986	—	86,186

(1)	Fees paid in cash for ETE Directors are based on amounts earned during 2010, a portion of which were paid in 2011.
(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price as of the grant date. For ETP unit awards, the grant date market price is reduced by the expected distributions during the vesting period to determine the grant date fair value.
(3)	Mr. Harkey ceased to serve on ETP’s Board of Directors in May 2010, at which time all of his outstanding ETP unit awards vested. Mr. Harkey’s compensation reflects an incremental amount related to the vesting of those unit awards.

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

As a policy matter, our Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership’s board of directors makes the determinations as to whether there exists a related-party transaction in the normal course of reviewing transactions for approval as the Partnership’s board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors’ approval is sought by the Partnership’s management. In addition, the Partnership’s board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership’s board makes those determinations in light of its fiduciary duties to the Unitholders. The partnership agreement of ETE provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to ETE, approved by all the partners of ETE and not a breach by the General Partner or its Board of Directors of any duties they may owe ETE or the Unitholders.

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

ETP has an operating lease agreement with the former owners of Energy Transfer Group, L.L.C. (“ETG”), which ETP acquired in 2009. These former owners include Mr. Warren and Mr. Davis. See discussion in Note 13 to our consolidated financial statements.

With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.

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

Enterprise became a related party in May 2007 when its general partner acquired approximately 17.6% of ETE’s outstanding common units and a 40.6% interest in LE GP, LLC. At the time of that acquisition, the conflicts committees of both ETE and the Partnership reviewed the transaction and made the determination that it was fair and reasonable to the Partnership. In addition, the conflicts committees adopted a statement of policy relating to the relationship with Enterprise in order to address potential conflicts of interest with Enterprise following the acquisition. Under this policy, any material transaction between Enterprise Entity (as defined in the policy) and any Energy Transfer Entity (as defined in the policy) requires the prior approval by the conflicts committee of ETP if such transaction relates to ETP or the conflicts committee of ETE if such transaction relates to ETE. The policy also provides that Energy Transfer Entities will take precautions to ensure that the commercially sensitive information is not shared with Enterprise personnel.

From time to time, ETP’s natural gas operations purchase from, and sell to, the Enterprise Entities natural gas and natural gas liquids (NGLs), in the ordinary course of business. An ETP operating unit has a monthly natural gas storage contract with TEPPCO Partners, L.P., a former affiliate of Enterprise’s general partner. ETP’s natural gas operations and the Enterprise Entities transport natural gas on each other’s pipelines and share operating expenses on jointly-owned pipelines. All commercial agreements with Enterprise were negotiated at arm’s-length and the terms of each agreement were, in the opinion of the relevant conflicts committee, fair and reasonable to the Partnership. The Partnership’s propane operations routinely enter into purchases and sales of propane with certain of the Enterprise Entities, including purchases under a long-term contract of Titan Energy Partners, L.P., a subsidiary of ETP (Titan), to purchase substantially all of its propane requirements through certain of the Enterprise Entities. This agreement was in effect prior to ETP’s acquisition of Titan in 2006.

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

With respect to the related party transaction between the Parent Company and ETP in connection with the Regency Transactions, both the Parent Company and ETP appointed special committees to analyze the transaction and in each case the committees determined that the transactions were fair and reasonable to each partnership. The Parent Company’s special committee also determined that the fees paid to the Parent Company under the shared services agreement with Regency were fair and reasonable to the Parent Company.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

•	The following documents are filed as a part of this amendment:

(1)	Financial Statements - None.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

	By:	LE GP, LLC,
its general partner

Date: June 24, 2011	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)

INDEX TO EXHIBITS

The exhibits listed on the following Exhibit Index are filed as part of this amendment.

Exhibit Number

31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1