Form 10-Q
period 2011-09-30
Energy Transfer Equity, L.P.
filed 2011-11-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 2, 2011, the registrant had units outstanding as follows:
Energy Transfer Equity, L.P. 222,972,708 Common Units

FORM 10-Q

Energy Transfer Equity, L.P. and Subsidiaries

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II — Other Information – Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as well as “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,715	$86,264
Marketable securities	3,151	2,032
Accounts receivable, net of allowance for doubtful accounts of $7,123 and $6,706 as of September 30, 2011 and December 31, 2010, respectively	669,955	612,357
Accounts receivable from related companies	86,454	76,331
Inventories	328,841	366,384
Exchanges receivable	17,675	21,926
Price risk management assets	15,719	16,357
Other current assets	143,578	109,359
Total current assets	1,433,088	1,291,010
PROPERTY, PLANT AND EQUIPMENT	15,922,724	13,284,430
ACCUMULATED DEPRECIATION	(1,822,675)	(1,431,698)
	14,100,049	11,852,732
ADVANCES TO AND INVESTMENTS IN AFFILIATES	1,515,604	1,359,979
LONG-TERM PRICE RISK MANAGEMENT ASSETS	23,523	13,971
GOODWILL	2,039,383	1,600,611
INTANGIBLE ASSETS, net	1,083,968	1,034,846
OTHER NON-CURRENT ASSETS, net	247,703	225,581
Total assets	$20,443,318	$17,378,730

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$468,480	$421,556
Accounts payable to related companies	24,618	27,351
Exchanges payable	15,758	16,003
Price risk management liabilities	76,615	13,172
Accrued and other current liabilities	794,660	567,688
Current maturities of long-term debt	424,119	35,305
Total current liabilities	1,804,250	1,081,075
LONG-TERM DEBT, less current maturities	11,252,745	9,346,067
SERIES A CONVERTIBLE PREFERRED UNITS (Note 10)	314,980	317,600
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	73,261	79,465
OTHER NON-CURRENT LIABILITIES	243,473	235,848

COMMITMENTS AND CONTINGENCIES (Note 14)

PREFERRED UNITS OF SUBSIDIARY (Note 10)	71,091	70,943

EQUITY:
General Partner	306	520
Limited Partners:
Common Unitholders	47,483	115,350
Accumulated other comprehensive income	2,736	4,798
Total partners’ capital	50,525	120,668
Noncontrolling interest	6,632,993	6,127,064
Total equity	6,683,518	6,247,732
Total liabilities and equity	$20,443,318	$17,378,730

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Natural gas operations	$1,858,656	$1,380,029	$5,016,564	$3,827,506
Retail propane	213,496	183,786	962,258	914,372
Other	25,714	23,992	83,070	80,438
Total revenues	2,097,866	1,587,807	6,061,892	4,822,316
COSTS AND EXPENSES:
Cost of products sold — natural gas operations	1,203,537	883,716	3,210,163	2,520,157
Cost of products sold — retail propane	141,868	104,533	587,460	519,796
Cost of products sold — other	7,632	6,856	20,992	20,470
Operating expenses	234,282	208,809	677,695	559,302
Depreciation and amortization	157,952	120,315	445,738	304,681
Selling, general and administrative	82,587	61,526	225,032	177,673
Total costs and expenses	1,827,858	1,385,755	5,167,080	4,102,079
OPERATING INCOME	270,008	202,052	894,812	720,237
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(193,772)	(209,871)	(543,218)	(460,578)
Equity in earnings of affiliates	28,374	22,349	82,634	40,723
Losses on non-hedged interest rate derivatives	(68,497)	(31,966)	(65,094)	(68,858)
Impairment of investments in affiliates	(5,355)	—	(5,355)	(52,620)
Other, net	33,231	14,379	21,081	10,819
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	63,989	(3,057)	384,860	189,723
Income tax expense	3,290	2,093	18,417	11,357
INCOME (LOSS) FROM CONTINUING OPERATIONS	60,699	(5,150)	366,443	178,366
Income from discontinued operations	—	324	—	410
NET INCOME (LOSS)	60,699	(4,826)	366,443	178,776
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(8,384)	10,511	142,435	62,069
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	69,083	(15,337)	224,008	116,707
GENERAL PARTNER’S INTEREST IN NET INCOME (LOSS)	214	(48)	693	361
LIMITED PARTNERS’ INTEREST IN NET INCOME (LOSS)	$68,869	$(15,289)	$223,315	$116,346
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT	$0.31	$(0.07)	$1.00	$0.52
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,972,708	222,941,172	222,966,763	222,941,151
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT	$0.31	$(0.07)	$1.00	$0.52
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,972,708	222,941,172	222,966,763	222,941,151
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$60,699	$(4,826)	$366,443	$178,776
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	288	64,644	(13,129)	67,199
Change in value of derivative instruments accounted for as cash flow hedges	16,412	25,791	9,403	30,291
Change in value of available-for-sale securities	(900)	(732)	(935)	(3,785)
	15,800	89,703	(4,661)	93,705
Comprehensive income	76,499	84,877	361,782	272,481
Less: Comprehensive income attributable to noncontrolling interest	4,323	32,197	139,836	89,915
Comprehensive income attributable to partners	$72,176	$52,680	$221,946	$182,566

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Dollars in thousands)
(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2010	$520	$115,350	$4,798	$6,127,064	$6,247,732
Distributions to ETE partners	(1,194)	(384,612)	—	—	(385,806)
Distributions to noncontrolling interest	—	—	—	(574,285)	(574,285)
Subsidiary units issued for cash	291	93,650	—	909,268	1,003,209
Subsidiary units issued in acquisition	—	—	—	3,000	3,000
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	—	846	—	32,328	33,174
Non-cash executive compensation	—	19	—	919	938
Other, net	(4)	(1,085)	—	(5,137)	(6,226)
Other comprehensive loss, net of tax	—	—	(2,062)	(2,599)	(4,661)
Net income	693	223,315	—	142,435	366,443
Balance, September 30, 2011	$306	$47,483	$2,736	$6,632,993	$6,683,518

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$366,443	$178,776
Reconciliation of net income to net cash provided by operating activities:
Impairment of investments in affiliates	5,355	52,620
Payments for termination of Parent Company interest rate derivatives	—	(168,550)
Proceeds from termination of interest rate derivatives	—	26,495
Depreciation and amortization	445,738	304,681
Amortization of finance costs charged to interest	14,581	13,299
Non-cash unit-based compensation expense	33,491	22,547
Non-cash executive compensation expense	938	938
Losses on disposal of assets	3,272	408
Distributions in excess of equity in earnings of affiliates, net	2,177	71,026
Other non-cash	(3,211)	(5,361)
Changes in operating assets and liabilities, net of effects of acquisitions (Note 4)	234,176	430,804
Net cash provided by operating activities	1,102,960	927,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1,971,438)	(323,705)
Capital expenditures (excluding allowance for equity funds used during construction)	(1,232,059)	(1,125,104)
Contributions in aid of construction costs	18,435	12,048
Advances to affiliates, net	(166,506)	(44,968)
Proceeds from the sale of assets	15,570	84,044
Net cash used in investing activities	(3,335,998)	(1,397,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,429,107	2,927,042
Principal payments on debt	(4,130,493)	(3,133,678)
Subsidiary equity offering, net of issue costs	1,003,209	1,486,863
Distributions to partners	(385,806)	(362,286)
Debt issuance costs	(22,217)	(35,612)
Distributions to noncontrolling interest	(574,285)	(390,805)
Other, net	(5,026)	(1,724)
Net cash provided by financing activities	2,314,489	489,800
INCREASE IN CASH AND CASH EQUIVALENTS	81,451	19,798
CASH AND CASH EQUIVALENTS, beginning of period	86,264	68,315
CASH AND CASH EQUIVALENTS, end of period	$167,715	$88,113

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
At September 30, 2011, our equity interests consisted of:

	General Partner Interest (as a % of total partnership interest)	Incentive Distribution Rights (“IDRs”)	Common Units
ETP	1.6%	100%	50,226,967
Regency	1.9%	100%	26,266,791

The unaudited consolidated financial statements of ETE presented herein for the three and nine month periods ended September 30, 2011 and 2010 include the results of operations of:
•the Parent Company;

•	our controlled subsidiaries, ETP and Regency (see description of their respective operations below under “Business Operations”);
•ETP’s and Regency’s wholly-owned subsidiaries; and
•our wholly-owned subsidiaries that own the general partner and IDR interests in ETP and Regency.
ETE obtained control of Regency on May 26, 2010, and as such, the nine month period ended September 30, 2010 includes the results of Regency for the period from the acquisition date through the end of the period.
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
The following is a brief description of ETP’s and Regency’s operations:

•
ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include gathering and transportation pipelines, treating and processing assets, and storage facilities located in Texas. ETP also holds a 70% interest in Lone Star NGL LLC (“Lone Star”), a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi. ETP is also one of the largest retail marketers of propane in the United States.

•
Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating, transportation, fractionation and storage of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, and Marcellus shales, as well as the Permian Delaware basin. Its assets are located in California, Louisiana, Texas, Arkansas, Pennsylvania, Mississippi, Alabama and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership, as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting. Management has evaluated subsequent events through the date the financial statements were issued.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of September 30, 2011, and the Partnership’s results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011.
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

3.	ACQUISITIONS AND DIVESTITURES:
LDH Acquisition
On May 2, 2011, ETP-Regency Midstream Holdings, LLC (“ETP-Regency LLC”), a joint venture owned 70% by ETP and 30% by Regency, acquired all of the membership interest in LDH Energy Asset Holdings LLC (“LDH”), from Louis Dreyfus Highbridge Energy LLC (“Louis Dreyfus”) for approximately $1.98 billion in cash (the “LDH Acquisition”), including working capital adjustments. ETP contributed approximately $1.38 billion to ETP-Regency LLC to fund its 70% share of the purchase price, while Regency contributed approximately $592.7 million to fund its 30% share of the purchase price. Subsequent to closing, ETP-Regency LLC was renamed Lone Star.

Lone Star owns and operates a natural gas liquids storage, fractionation and transportation business. Lone Star’s storage assets are primarily located in Mont Belvieu, Texas and its West Texas Pipeline transports NGLs through an intrastate pipeline system that originates in the Permian Basin in west Texas, passes through the Barnett Shale production area in north Texas and terminates at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana. The acquisition of LDH by Lone Star significantly expands ETP and Regency’s asset portfolios by adding a NGL platform with storage, transportation and fractionation capabilities. This acquisition is expected to provide ETP and Regency with additional consistent fee-based revenues.
ETP accounted for the LDH Acquisition using the acquisition method of accounting. Lone Star’s results of operations are consolidated into our ETP reporting segment, while Lone Star’s results are recorded as an equity method investment in our Regency reporting segment. Regency’s equity method investment in Lone Star is reflected by ETP as noncontrolling interest attributable to Lone Star. These amounts have been eliminated in our consolidated financial statements.
The following table summarizes the assets acquired and liabilities assumed recognized as of the acquisition date:

Total current assets	$118,177
Property, plant and equipment(1)	1,419,591
Goodwill	432,026
Intangible assets	81,000
Other assets	157
2,050,951

Total current liabilities	74,964
Other long-term liabilities	438
75,402
Total consideration	1,975,549
Cash received	31,231
Total consideration, net of cash received	$1,944,318

(1)Property, plant and equipment (and estimated useful lives) consists of the following:

Land and improvements	$30,759
Buildings and improvements (10 to 40 years)	3,123
Pipelines and equipment (20 to 65 years)	662,881
Natural gas liquids storage (40 years)	682,419
Linepack	704
Vehicles (3 to 20 years)	242
Furniture and fixtures (3 to 10 years)	49
Other (5 to 10 years)	8,526
Construction work-in-process	30,888
Property, plant and equipment	$1,419,591

Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 are presented as if the acquisitions of LDH and Regency had been completed on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$2,097,866	$1,656,950	$6,170,481	$5,558,813
Net income (loss)	60,669	(10,114)	358,230	203,747
Net income attributable to partners	69,083	(16,777)	221,972	162,889
Basic net income (loss) per Limited Partner unit	$0.31	$(0.08)	$1.00	$0.73
Diluted net income (loss) per Limited Partner unit	$0.31	$(0.08)	$1.00	$0.73
The pro forma consolidated results of operations include adjustments to:
•include the results of LDH and Regency for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
•include incremental interest expense related to financing the purchase price;
•adjust for one-time expenses; and
•adjust for relative changes in ownership resulting from both transactions.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.
Pending Acquisition
On July 19, 2011, we entered into a Second Amended and Restated Plan of Merger (the “Second Amended SUG Merger Agreement”) with Sigma Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Southern Union Company (“SUG”), a Delaware corporation. The Second Amended SUG Merger Agreement modifies certain terms of the Amended and Restated Agreement and Plan of Merger entered into by us, Merger Sub and SUG on July 4, 2011. Under the terms of the Second Amended SUG Merger Agreement, Merger Sub will merge with and into SUG, with SUG continuing as the surviving entity and becoming our wholly-owned subsidiary (the “SUG Merger”) subject to certain conditions to close. Pursuant to the Second Amended SUG Merger Agreement, ETE will acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion at the time of the execution of the Second Amended SUG Merger Agreement, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
Consummation of the SUG Merger is subject to customary conditions, including, without limitation: (i) the adoption of the Second Amended SUG Merger Agreement by the stockholders of SUG, (ii) the receipt of required approvals from the Federal Energy Regulatory Commission (“FERC”), the Missouri Public Service Commission and, if required, the Massachusetts Department of Public Utilities, (iii) the effectiveness of a registration statement on Form S-4 relating to the ETE Common Units to be issued in the SUG Merger, and (iv) the absence of any law, injunction, judgment or ruling prohibiting or restraining the SUG Merger or making the consummation of the SUG Merger illegal. On July 28, 2011, the waiting period applicable to the SUG Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") expired. On September 23, 2011, the FERC issued a letter order authorizing the transfer of FERC-jurisdictional facilities resulting from the SUG Merger. On October 27, 2011, the registration statement on Form S-4 was declared effective by the SEC.
Citrus Transaction
On July 19, 2011, ETP entered into an Amended and Restated Agreement and Plan of Merger with us (the “Amended Citrus Merger Agreement”). The Amended Citrus Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by ETP and us on July 4, 2011. Pursuant to the terms of the Second Amended SUG Merger Agreement, immediately prior to the effective time of the SUG Merger, we will assign and SUG will assume the benefits and obligations of us under the Amended Citrus Merger Agreement.
Under the Amended Citrus Merger Agreement, it is anticipated that SUG will cause the contribution to ETP of a 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission pipeline system and is currently jointly owned by SUG and El Paso Corporation (the “Citrus Transaction”). The Citrus Transaction will be effected through the merger of Citrus ETP Acquisition, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of SUG that indirectly owns a 50% interest in Citrus Corp. (“CrossCountry”). In exchange for the interest in Citrus Corp., SUG will receive approximately $2 billion, consisting of approximately $1.9 billion in cash and $105 million of ETP Common Units, with the value of the ETP Common Units based on the volume-weighted average trading price for the 10 consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Transaction. In order to increase the expected accretion to be derived from the Citrus Transaction, we have agreed to relinquish our rights to approximately $220 million of incentive distributions from ETP that we would otherwise be entitled to receive over 16 consecutive quarters following the closing of the transaction.

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
Pursuant to the Amended Citrus Merger Agreement, we have granted ETP a right of first offer with respect to any disposition by us or SUG of Southern Union Gas Services, a subsidiary of SUG that owns and operates a natural gas gathering and processing system serving the Permian Basin in West Texas and New Mexico.

Midcontinent Express Pipeline

In conjunction with the Regency Transactions in May 2010, Regency acquired an indirect 49.9% interest in the Midcontinent Express Pipeline LLC (“MEP”), and an option to acquire an additional 0.1% interest in MEP subsequent to May 2011. On September 1, 2011, Regency exercised its option to acquire the remaining 0.1% interest in MEP from ETP for approximately $1.2 million in cash.

Propane Operations

In October 2011, ETP entered into an agreement with AmeriGas Partners, L.P. (“AmeriGas”) to contribute its propane operations, consisting of Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”) (collectively, the “Propane Business”) to AmeriGas in exchange for consideration of approximately $2.9 billion. The consideration consists of $1.5 billion in cash and common units of AmeriGas valued at $1.32 billion at the time of the execution of the agreement, plus the assumption of certain liabilities of the Propane Business. One of ETP's closing deliverables under the agreement is that it enters into and delivers a support agreement with AmeriGas that ETP will provide contingent, residual support of senior notes issued by AmeriGas to finance the cash portion of the purchase price. The transaction is subject to customary closing conditions, including approval under the HSR Act, and is expected to close late 2011 or early 2012.

We have not reflected the Propane operations as discontinued operations as we expect to have a continuing involvement in this business as a result of the investment in AmeriGas that would be transferred to ETP as consideration for the transaction.

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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2011	2010
Accounts receivable	$15,492	$200,962
Accounts receivable from related companies	(8,401)	(10,637)
Inventories	50,096	113,790
Exchanges receivable	4,251	4,757
Other current assets	(15,992)	21,250
Other non-current assets, net	7,406	8,538
Accounts payable	(26,696)	(107,895)
Accounts payable to related companies	(2,733)	(5,741)
Exchanges payable	(244)	(8,340)
Accrued and other current liabilities	165,277	52,127
Other non-current liabilities	1,244	(741)
Price risk management assets and liabilities, net	44,476	162,734
Net change in operating assets and liabilities, net of effects of acquisitions	$234,176	$430,804

Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2011	2010
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$154,378	$83,834
Gain from subsidiary common unit transactions	$93,941	$343,714
NON-CASH FINANCING ACTIVITIES:
Subsidiary issuance of common units in connection with acquisition	$3,000	$—
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$4,166	$1,240,481

5.	INVENTORIES:
Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Natural gas and NGLs, excluding propane	$120,798	$170,179
Propane	75,085	76,341
Appliances, parts and fittings and other	132,958	119,864
Total inventories	$328,841	$366,384

ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventory and designates certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.

6.	GOODWILL AND INTANGIBLE ASSETS:
A net increase in goodwill of $438.8 million was recorded during the nine months ended September 30, 2011 primarily due to the LDH Acquisition referenced in Note 3. This additional goodwill is expected to be deductible for tax purposes. In addition, ETP recorded customer contracts of $81 million with useful lives ranging from 3 to 15 years.
Components and useful lives of intangible assets were as follows:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$1,056,948	$(122,257)	$971,657	$(88,583)
Trade names (20 years)	65,500	(4,367)	65,500	(1,910)
Noncompete agreements (3 to 15 years)	15,893	(7,900)	21,165	(11,888)
Patents (9 years)	750	(181)	750	(118)
Other (10 to 15 years)	1,320	(566)	1,320	(492)
Total amortizable intangible assets	1,140,411	(135,271)	1,060,392	(102,991)
Non-amortizable intangible assets:
Trademarks	78,828	—	77,445	—
Total intangible assets	$1,219,239	$(135,271)	$1,137,837	$(102,991)

Aggregate amortization expense of intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reported in depreciation and amortization	$13,168	$7,887	$40,541	$23,215

Estimated aggregate amortization expense related to intangible assets for the next five years is as follows:

Years Ending December 31:
2012	$53,989
2013	49,652
2014	48,531
2015	47,644
2016	46,864

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review goodwill and non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31 for reporting units within ETP’s intrastate transportation and storage, midstream and retail propane operations and as of December 31 for all others, including all of Regency’s reporting units. We have not completed our annual impairment tests for 2011 and have not recorded any impairments related to amortizable intangible assets during the nine months ended September 30, 2011.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating early adoption of ASU 2011-08, but we do not expect adoption of this standard will materially impact our financial position or results of operations.

7.	FAIR VALUE MEASUREMENTS:
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value.
Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2011 was $12.27 billion and $11.68 billion, respectively. As of December 31, 2010, the aggregate fair value and carrying amount of our consolidated debt obligations was $10.23 billion and $9.38 billion, respectively.
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

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2011 Using
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,151	$3,151	$—	$—
Interest rate derivatives	30,564	—	30,564	—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	74,892	74,892	—	—
Swing Swaps IFERC	21,818	1,074	20,744	—
Fixed Swaps/Futures	73,076	70,112	2,964	—
Options — Puts	13,348	—	13,348	—
Forward Physical Swaps	738	—	738	—
NGLs — Forward Swaps	577	—	577	—
Propane — Forward Swaps	77	—	77	—
WTI Crude Oil	4,817	—	4,817	—
Total commodity derivatives	189,343	146,078	43,265	—
Total Assets	$223,058	$149,229	$73,829	$—
Liabilities:
Interest rate derivatives	$(99,658)	$—	$(99,658)	$—
Series A Convertible Preferred Units	(314,980)	—	—	(314,980)
Embedded derivatives in the Regency Preferred Units	(36,268)	—	—	(36,268)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(68,918)	(68,918)	—	—
Swing Swaps IFERC	(22,707)	(1,988)	(20,719)	—
Fixed Swaps/Futures	(48,287)	(48,133)	(154)	—
Options — Puts	(423)	—	(423)	—
Options — Calls	(122)	—	(122)	—
Forward Physical Swaps	(482)	—	(482)	—
NGLs — Forward Swaps	(11,722)	—	(11,722)	—
Propane — Forward Swaps	(2,086)	—	(2,086)	—
Total commodity derivatives	(154,747)	(119,039)	(35,708)	—
Total Liabilities	$(605,653)	$(119,039)	$(135,366)	$(351,248)

	Fair Value Measurements at December 31, 2010 Using
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,032	$2,032	$—	$—
Interest rate derivatives	20,790	—	20,790	—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	15,756	15,756	—	—
Swing Swaps IFERC	1,682	1,562	120	—
Fixed Swaps/Futures	44,955	42,474	2,481	—
Options — Calls	75	—	75	—
Options — Puts	26,241	—	26,241	—
NGLs — Forward Swaps	192	—	192	—
Propane — Forward Swaps	6,864	—	6,864	—
Total commodity derivatives	95,765	59,792	35,973	—
Total Assets	$118,587	$61,824	$56,763	$—
Liabilities:
Interest rate derivatives	$(20,922)	$—	$(20,922)	$—
Series A Convertible Preferred Units	(317,600)	—	—	(317,600)
Embedded derivatives in the Regency Preferred Units	(57,023)	—	—	(57,023)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(17,372)	(17,372)	—	—
Swing Swaps IFERC	(3,768)	(3,520)	(248)	—
Fixed Swaps/Futures	(42,252)	(41,825)	(427)	—
Options — Calls	(2,643)	—	(2,643)	—
Options — Puts	(7)	—	(7)	—
NGLs — Forward Swaps	(10,684)	—	(10,684)	—
WTI Crude Oil	(3,581)	—	(3,581)	—
Total commodity derivatives	(80,307)	(62,717)	(17,590)	—
Total Liabilities	$(475,852)	$(62,717)	$(38,512)	$(374,623)

The following table presents a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2011.

Balance, December 31, 2010	$(374,623)
Net unrealized gains included in other income (expense)	23,375
Balance, September 30, 2011	$(351,248)

8.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
A reconciliation of net income (loss) and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Net Income (Loss) per Limited Partner Unit:
Limited Partners’ interest in net income (loss)	$68,869	$(15,289)	$223,315	$116,346
Weighted average Limited Partner units	222,972,708	222,941,172	222,966,763	222,941,151
Basic net income (loss) per Limited Partner unit	$0.31	$(0.07)	$1.00	$0.52
Diluted Net Income (Loss) per Limited Partner Unit:
Limited Partners’ interest in net income (loss)	$68,869	$(15,289)	$223,315	$116,346
Dilutive effect of equity-based compensation of subsidiaries	167	—	525	158
Diluted net income (loss) available to Limited Partners	$68,702	$(15,289)	$222,790	$116,188
Weighted average Limited Partner units	222,972,708	222,941,172	222,966,763	222,941,151
Diluted net income (loss) per Limited Partner unit	$0.31	$(0.07)	$1.00	$0.52

Discontinued operations per unit has been omitted as the impact rounds to $0.00 per unit for all relevant periods presented.
The calculation above for the three and nine months ended September 30, 2011 for diluted net income (loss) per limited partner unit excludes the impact of any ETE Common Units that would be issued upon conversion of the Preferred Units, because inclusion would have been antidilutive. The Preferred Units have a liquidation preference of $300 million and are subject to mandatory conversion as discussed in Note 10.

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
Regency Senior Notes
In May 2011, Regency issued $500 million aggregate principal amount of 6.50% Senior Notes due July 15, 2021 (the “Regency 2021 Notes”). Regency used the proceeds, net of commissions, of approximately $491.3 million to repay borrowings outstanding under its revolving credit facility (the “Regency Credit Facility”). Regency capitalized $9.8 million in debt issuance costs that will be amortized to interest expense, net over the term of the Regency 2021 Notes. Interest will be paid semi-annually.
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
Revolving Credit Facilities
Parent Company Credit Agreement
The Parent Company has a $200 million senior secured revolving credit facility (the “Parent Company Credit Agreement”) available through September 20, 2015. The Parent Company Credit Agreement is secured by all tangible or intangible assets of ETE and certain of its subsidiaries. As of September 30, 2011, there were no outstanding borrowings under the Parent Company Credit Agreement.
ETP Credit Facility
The ETP Credit Facility provides for $2 billion of revolving credit capacity that is expandable to $3 billion (subject to obtaining the approval of the administrative agent and securing lender commitments for the increased borrowing capacity). The ETP Credit Facility matures on July 20, 2012, unless ETP elects the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments). As of September 30, 2011, ETP had a balance of $574.6 million outstanding under the ETP Credit Facility, and the amount available for future borrowings was $1.4 billion taking into account letters of credit of $24.3 million. The weighted average interest rate on the total amount outstanding as of September 30, 2011 was 0.80%.
On October 27, 2011, ETP amended and restated the ETP Credit Facility to, among other things, (i) allow for borrowings of up to $2.5 billion; (ii) extend the maturity date from July 20, 2012 to October 27, 2016 (which may be extended by one year with lender approval); (iii) allow for an increase in the size of the credit facility to $3.75 billion (subject to obtaining lender commitments for the additional borrowing capacity); and (iv) to adjust the interest rates and commitment fees to current market terms. Following this amendment and based on ETP's current ratings, the interest margin for LIBOR rate loans is 1.50% and the commitment fee for unused borrowing capacity is 0.25%.
Regency Credit Facility
The Regency Credit Facility has aggregate revolving commitments of $900 million that matures June 15, 2014. As of September 30, 2011, there was a balance outstanding under the Regency Credit Facility of $445 million in revolving credit loans and approximately $20 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2011, which is reduced by any letters of credit, was approximately $435 million. The weighted average interest rate on the total amount outstanding as of September 30, 2011 was 3.03%.
Covenants Related to Our Credit Agreements
We, ETP and Regency are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2011.

10.	REDEEMABLE PREFERRED UNITS:
ETE Preferred Units
In connection with the Regency Transactions completed in May 2010, ETE issued 3,000,000 Series A Convertible Preferred Units to an affiliate of GE Energy Financial Services, Inc. (“GE EFS”) having an aggregate liquidation preference of $300 million. These units are reflected as a non-current liability in our consolidated balance sheets as of September 30, 2011 and December 31, 2010. The Preferred Units are measured at fair value on a recurring basis. Changes in the estimated fair value of the ETE Preferred Units are recorded in other income (expense) on the consolidated statements of operations.
Regency Preferred Units
Regency has 4,371,586 Regency Preferred Units outstanding at September 30, 2011, which were convertible into 4,626,197 Regency Common Units. If outstanding on September 2, 2029, the Regency Preferred Units are mandatorily redeemable for $80 million plus all accrued but unpaid distributions thereon. Holders of the Regency Preferred Units receive fixed quarterly cash distributions of $0.445 per unit from Regency. Holders can elect to convert Regency Preferred Units to Regency Common Units at any time in accordance with Regency’s Partnership Agreement.

11.	EQUITY:
ETE Common Units Issued
The change in ETE Common Units during the nine months ended September 30, 2011 was as follows:

Number of Units
Outstanding at December 31, 2010	222,941,172
Issuance of restricted common units under equity incentive plan	31,536
Outstanding at September 30, 2011	222,972,708
Sales of Common Units by Subsidiaries
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from the issuance or redemption of units by ETP or Regency (excluding transactions with the Parent Company) as capital transactions.
As a result of ETP’s and Regency’s issuances of Common Units during the nine months ended September 30, 2011, we recognized increases in partners’ capital of $93.9 million.
Sales of Common Units by ETP
On April 1, 2011, ETP issued 14,202,500 Common Units through a public offering. The proceeds, net of commissions, of approximately $695.5 million were used to repay amounts outstanding under the ETP Credit Facility, to fund capital expenditures related to pipeline construction projects and for general partnership purposes.
ETP has an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) under which ETP may offer and sell from time to time through Credit Suisse, as its sales agent, ETP Common Units having an aggregate offering price of up to $200 million. During the nine months ended September 30, 2011, ETP received proceeds from units issued pursuant to this agreement of approximately $96.3 million, net of commissions, which were used for general partnership purposes. Approximately $77.5 million of ETP Common Units remain available to be issued under the Equity Distribution Agreement based on trades initiated through September 30, 2011.
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
For the nine months ended September 30, 2011, distributions of approximately $7.6 million were reinvested under the DRIP resulting in the issuance of 175,863 Common Units.

Sales of Common Units by Regency
In October 2011, Regency issued 11,500,000 Regency Common Units through a public offering. The proceeds, net of commissions, of approximately $231.9 million were used to repay borrowings outstanding under the Regency Credit Facility.
In May 2011, Regency issued 8,500,001 Regency Common Units in a private placement. The net proceeds of $203.9 million were used to fund a portion of Regency’s 30% ownership interest in Lone Star, as discussed in Note 3.
Parent Company Quarterly Distributions of Available Cash
The Parent Company’s only cash-generating assets currently consist of distributions from ETP and Regency related to limited and general partnership interests, including IDRs. We currently have no independent operations outside of our interests in ETP and Regency.
Following are distributions declared and/or paid by us subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2010	February 7, 2011	February 18, 2011	$0.540
March 31, 2011	May 6, 2011	May 19, 2011	0.560
June 30, 2011	August 5, 2011	August 19, 2011	0.625
September 30, 2011	November 4, 2011	November 18, 2011	0.625
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2010	February 7, 2011	February 14, 2011	$0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
September 30, 2011	November 4, 2011	November 14, 2011	0.89375

Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2010	February 7, 2011	February 14, 2011	$0.445
March 31, 2011	May 6, 2011	May 13, 2011	0.445
June 30, 2011	August 5, 2011	August 12, 2011	0.450
September 30, 2011	November 7, 2011	November 14, 2011	0.455

Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income (“AOCI”), net of tax:

	September 30, 2011	December 31, 2010
Net gains on commodity related hedges	$10,420	$14,146
Unrealized gains (losses) on available-for-sale securities	(17)	918
Subtotal	10,403	15,064
Amounts attributable to noncontrolling interest	(7,667)	(10,266)
Total AOCI included in partners’ capital, net of tax	$2,736	$4,798

12.	UNIT-BASED COMPENSATION PLANS:
We, ETP, and Regency have equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase common units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, and other unit-based awards.
ETE Long-Term Incentive Plan
During the nine months ended September 30, 2011, ETE employees were granted a total of 30,000 unvested awards with five-year service vesting requirements. The weighted average grant-date fair value of these awards was $39.82 per unit. As of September 30, 2011 a total of 105,713 unit awards remain unvested, including the new awards granted during the period. We expect to recognize a total of $1.4 million in compensation expense over a weighted average period of 1.9 years related to unvested awards.
ETP Unit-Based Compensation Plans
During the nine months ended September 30, 2011, ETP employees were granted a total of 556,700 unvested awards with five-year service vesting requirements, and directors were granted a total of 2,580 unvested awards with three-year service vesting requirements. The weighted average grant-date fair value of these awards was $53.12 per unit. As of September 30, 2011 a total of 2,349,540 unit awards remain unvested, including the new awards granted during the period. ETP expects to recognize a total of $58.3 million in compensation expense over a weighted average period of 1.7 years related to unvested awards.
Regency Unit-Based Compensation Plans
Common Unit Options
During the nine months ended September 30, 2011, no Regency Common Unit options were granted. As of September 30, 2011, a total of 156,850 Regency Common Unit options remain vested and exercisable, with a weighted average exercise price of $21.99 per Regency Common Unit option.
Phantom Units
During the nine months ended September 30, 2011, Regency employees and directors were granted 76,745 Regency phantom units with three-year service vesting requirements. As of September 30, 2011, a total of 713,225 Regency Phantom Units remain unvested, with a weighted average grant date fair value of $24.78. Regency expects to recognize a total of $12 million in compensation expense over a weighted average period of 4.0 years related to Regency’s unvested phantom units.

13.	INCOME TAXES:
The components of the federal and state income tax expense of our taxable subsidiaries are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current expense (benefit):
Federal	$1,124	$(3,182)	$6,787	$(124)
State	2,675	1,363	12,109	8,864
Total	3,799	(1,819)	18,896	8,740
Deferred expense (benefit):
Federal	(41)	3,286	(599)	2,257
State	(468)	626	120	360
Total	(509)	3,912	(479)	2,617
Total income tax expense	$3,290	$2,093	$18,417	$11,357

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level.

14.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Regulatory Matter
On September 29, 2006, the Transwestern Pipeline Company, LLC ("Transwestern") filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. In April 2007, the FERC approved a Stipulation and Agreement of Settlement that resolved the primary components of the rate case. Under the terms of the settlement, Transwestern was required to file a new general NGA Section 4 rate case no later than October 1, 2011. However, Transwestern sought and on September 2, 2011 was granted an extension of the filing date until December 1, 2011 to allow time for settlement discussions with shippers. On September 21, 2011, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. The settlement maintains the currently effective transportation and fuel tariff rates with the exception that it reduces certain San Juan Lateral fuel rates staggered over the three year period beginning in April 2012. The settlement also resolves certain non-rate matters and reflects a continuation of the accounting practices from the prior rate settlement. Under the settlement, Transwestern will be required to file a Section 4 rate case on October 1, 2014.
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
In July 2011, the FEP Facility was repaid with capital contributions from ETP and KMP totaling $390 million along with proceeds from a $600 million term loan credit facility maturing in July 2012 (which can be extended for one year at the option of FEP). Upon closing and funding of the term loan facility, the FEP Facility was terminated. FEP also entered into a $50 million revolving credit facility maturing in July 2015. FEP's indebtedness under its new credit facilities is not guaranteed by ETP or KMP.
NGL Pipeline Regulation
ETP and Regency have interests in NGL pipelines located in Texas. ETP and Regency believe that these pipelines do not provide interstate service and that they are thus not subject to the jurisdiction of the FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. We cannot guarantee that the jurisdictional status of ETP’s and Regency’s NGL facilities will remain unchanged; however, should they be found jurisdictional, the FERC’s rate-making methodologies may limit ETP’s and Regency’s ability to set rates based on their actual costs, may delay or limit the use of rates that reflect increased costs and may subject ETP and Regency to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow.
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
ETP and Regency have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $7.3 million and $6 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, rental expense for operating leases totaled approximately $20.5 million and $17.7 million, respectively.
ETP’s propane operations have an agreement with Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) (see Note 16) to supply a portion of its propane requirements. The agreement will continue until 2015 and includes an option to extend the agreement for an additional year.
In connection with the sale of ETP’s investment in M-P Energy in October 2007, ETP executed a propane purchase agreement for approximately 90 million gallons per year through 2015 at market prices plus a nominal fee.

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
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2011 and December 31, 2010, accruals of approximately $13.3 million and $10.2 million, respectively, were reflected on our balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty, and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Further, we may revise accrual amounts prior to the resolution of a particular contingency based on changes in facts and circumstances or in the expected outcome.
No amounts have been recorded in our September 30, 2011 or December 31, 2010 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Environmental Matters
Our operations are subject to extensive federal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the business of transporting, storing, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products. As a result, there can be no assurance that significant costs and liabilities will not be incurred. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities.
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
ETP Environmental Matters
ETP has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational safety and health, and the handling, storage, use, and disposal of hazardous materials to prevent and minimize material environmental or other damage, and to limit the financial liability, which could result from such events. However, the risk of environmental or other damage is inherent in transporting, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products, as it is with other entities engaged in similar businesses.
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
As of September 30, 2011 and December 31, 2010, accruals related to ETP on an undiscounted basis of $12.6 million and $13.8 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.
Based on information available at this time and reviews undertaken to identify potential exposure, ETP believes the amount reserved for environmental matters is adequate to cover the potential exposure for cleanup costs.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”). The costs of this work are not eligible for recovery in rates. ETP’s total accrued future estimated cost of remediation activities expected to continue through 2025 is $7.9 million, which is included in the aggregate environmental accruals discussed above. Transwestern received approval from the FERC for the continuation of rate recovery of projected soil and groundwater remediation costs not related to PCBs for the term of its rate case settlement.
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
The U.S. Environmental Protection Agency’s (the “EPA”) Spill Prevention, Control and Countermeasures program regulations were recently modified and impose additional requirements on many of ETP’s facilities. ETP expects to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures to comply with the new rules. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but ETP believes such costs will not have a material adverse effect on its financial position, results of operations or cash flows.
Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. ETP has not been named as a potentially responsible party at any of these sites, and ETP believes that its operations have not contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our September 30, 2011 or December 31, 2010 consolidated balance sheets. Based on information currently available to us, the presence of contamination and remediation activities at these sites are not expected to have a material adverse effect on our financial condition or results of operations.
On August 20, 2010, the EPA published new regulations under the federal Clean Air Act ("CAA") to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require ETP to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment. In response to an industry group legal challenge to portions of the rule in the U.S. Court of Appeals for the D.C. Circuit and a Petition for

Administrative Reconsideration to the EPA, on March 9, 2011, the EPA issued a new proposed rule and a direct final rule effective on May 9, 2011 to clarify compliance requirements related to operation and maintenance procedures for continuous parametric monitoring systems. If no further changes to the standard are made as a result of comments to the proposed rule, ETP would not expect that the cost to comply with the rule's requirements will have a material adverse effect on its financial condition or results of operations. Compliance with the final rule is required by October 2013.
On June 29, 2011, the EPA finalized a rule under the CAA that revised the new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The rule became effective on August 29, 2011. The rule modifications may require ETP to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment, if it replaces equipment or expands existing facilities in the future. At this point, ETP is not able to predict the cost to comply with the rule’s requirements, because the rule applies only to changes ETP might make in the future.
ETP’s pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the three months ended September 30, 2011 and 2010, $4.2 million and $5.8 million, respectively, of capital costs and $3.9 million of operating and maintenance costs have been incurred for pipeline integrity testing. For the nine months ended September 30, 2011 and 2010, $9.7 million and $10.8 million, respectively, of capital costs and $9.8 million and $10.2 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines; however, no estimate can be made at this time of the likely range of such expenditures.

15.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
Commodity Price Risk
We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, our subsidiaries utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in our consolidated balance sheets. Following is a description of price risk management activities by segment as well as tables detailing the outstanding commodity-related derivatives as of September 30, 2011 and December 31, 2010 by segment.
Investment in ETP
ETP injects and holds natural gas in its Bammel storage facility to take advantage of contango markets (i.e., when the price of natural gas is higher in the future than the current spot price) and uses financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, ETP will lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract to lock in the sale price. If ETP designates the related financial contract as a fair value hedge for accounting purposes, ETP will value the hedged natural gas inventory at current spot market prices along with the financial derivative it uses to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from ETP’s derivative instruments using mark-to-market accounting, with changes in the fair value of its derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, ETP will record unrealized gains or lower unrealized losses. If the spread widens, ETP will record unrealized losses or lower unrealized gains. Typically, as ETP enters the winter months, the spread converges so that it recognizes in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdrawal of natural gas.

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
The following table details ETP’s outstanding commodity-related derivatives:

	September 30, 2011		December 31, 2010
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(39,952,500)	2011-2013	(38,897,500)	2011
Swing Swaps IFERC (MMBtu)	30,517,500	2011-2013	(19,720,000)	2011
Fixed Swaps/Futures (MMBtu)	(15,517,500)	2011-2012	(2,570,000)	2011
Forward Physical Contracts (MMBtu)	12,324,054	2011-2012	—	—
Options — Calls (MMBtu)	—	—	(3,000,000)	2011
Propane:
Forwards/Swaps (Gallons)	52,668,000	2011-2012	1,974,000	2011
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(19,685,000)	2011-2012	(28,050,000)	2011
Fixed Swaps/Futures (MMBtu)	(29,837,500)	2011-2012	(39,105,000)	2011
Hedged Item — Inventory (MMBtu)	29,837,500	2011	39,105,000	2011
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures (MMBtu)	460,000	2011	(210,000)	2011
Options — Puts (MMBtu)	9,390,000	2011-2012	26,760,000	2011-2012
Options — Calls (MMBtu)	(9,390,000)	2011-2012	(26,760,000)	2011-2012
Propane:
Forwards/Swaps (Gallons)	—	—	32,466,000	2011

We expect gains of $11.6 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

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
The following table details Regency’s outstanding commodity-related derivatives:

	September 30, 2011		December 31, 2010
	Notional Volume	Maturity	Notional Volume	Maturity
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures (MMBtu)	2,934,000	2012	3,830,000	2011
Propane:
Forwards/Swaps (Gallons)	15,204,000	2013	18,648,000	2011-2012
Natural Gas Liquids:
Forwards/Swaps (Barrels)	771,000	2013	1,212,110	2011-2012
WTI Crude Oil:
Forwards/Swaps (Barrels)	417,000	2014	373,655	2011-2012

We expect losses of $5.3 million related to Regency’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

Interest Rate Risk
We are exposed to market risk for changes in interest rates. In order to maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We manage our current interest rate exposure by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. We also utilize forward starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances. The following is a summary of interest rate swaps outstanding as of September 30, 2011 and December 31, 2010, none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2011	December 31, 2010
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	250,000	250,000

(1)As of September 30, 2011. Floating rates are based on 3-month LIBOR.

(2)	These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
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
ETP utilizes master netting agreements and has maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds its pre-established credit limit with the counterparty. Margin deposits are returned to ETP on the settlement date for non-exchange traded derivatives. ETP exchanges margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in our consolidated balance sheets. ETP had net deposits with counterparties of $56.4 million and $52.2 million as of September 30, 2011 and December 31, 2010, respectively.
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

Derivative Summary
The following table provides a balance sheet overview of consolidated derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$43,337	$35,031	$(461)	$(6,631)
Commodity derivatives	8,358	9,263	(11,876)	(14,692)
	51,695	44,294	(12,337)	(21,323)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$146,589	$64,940	$(149,598)	$(72,729)
Commodity derivatives	815	275	(2,568)	—
Interest rate derivatives	30,564	20,790	(99,658)	(20,922)
Embedded derivatives in Regency Preferred Units	—	—	(36,268)	(57,023)
	177,968	86,005	(288,092)	(150,674)
Total derivatives	$229,663	$130,299	$(300,429)	$(171,997)

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
The following tables summarize the amounts recognized with respect to consolidated derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity derivatives	$16,414	$36,035	$9,291	$60,992
Interest rate derivatives	—	(9,825)	—	(29,980)
Total	$16,414	$26,210	$9,291	$31,012

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(166)	$6,780	$12,793	$19,153
Interest rate derivatives	Interest expense, net	—	(70,812)	—	(86,697)
Total		$(166)	$(64,032)	$12,793	$(67,544)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(91)	$241	$98	$346
Total		$(91)	$241	$98	$346

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(3,559)	$9,968	$18,732	$9,001
Total		$(3,559)	$9,968	$18,732	$9,001

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$9,056	$3,219	$4,067	$3,762
Interest rate derivatives	Losses on non-hedged interest rate derivatives	(68,496)	(31,966)	(65,093)	(68,858)
Embedded Derivatives	Other income (expenses)	15,230	7,321	20,755	3,715
Total		$(44,210)	$(21,426)	$(40,271)	$(61,381)

We recognized $0.7 million of unrealized gains and $0.8 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships) for the three months ended September 30, 2011 and 2010, respectively. We recognized $2.8 million of unrealized gains and $49 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships) for the nine months ended September 30, 2011 and 2010, respectively. In addition, for the three months ended September 30, 2011 and 2010, we recognized unrealized losses of $7.1 million and unrealized gains of $8.2 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges. For the nine months ended September 30, 2011 and 2010, we recognized unrealized losses of $1.3 million and $35.3 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges.

16.	RELATED PARTY TRANSACTIONS:
The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the three and nine months ended September 30, 2011, the Parent Company received $4.2 million and $12.4 million in management fees, respectively, from Regency related to these services, while for the three and nine months ended September 30, 2010, the Parent Company received $2.5 million and $3.3 million in management fees, respectively, from Regency related to these services. For the three and nine months ended September 30, 2011, the Parent Company paid $4.4 million and $12.7 million in management fees, respectively, to ETP related to these services, while for the three and nine months ended September 30, 2010, the Parent Company paid $2.6 million and $3.7 million in management fees, respectively, to ETP related to these services. The management fees received from Regency for the three and nine months ended September 30, 2011 reflect the reimbursement of various general and administrative services of $1.7 million and $4.9 million, respectively, for expenses incurred by ETP on behalf of Regency.
Enterprise and its subsidiaries currently hold a significant portion of our limited partner interest. As a result, Enterprise and its affiliates are considered related parties for financial reporting purposes.
ETP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETP sells natural gas to Enterprise. ETP’s propane operations purchase a portion of its propane requirements from Enterprise pursuant to an agreement that expires in 2015 and includes an option to extend the agreement for an additional year. Regency sells natural gas and NGLs to, and incurs NGL processing fees with Enterprise. The following table presents sales to and purchases from Enterprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
ETP’s Natural Gas Operations:
Sales	$164,339	$126,992	$462,359	$402,238
Purchases	3,938	396	21,898	13,928
Regency’s Natural Gas Operations:
Sales	119,519	53,620	275,488	72,121
Purchases	2,094	1,890	5,092	2,312
ETP’s Propane Operations:
Sales	395	262	10,613	11,228
Purchases	86,673	58,642	328,830	276,821

As of September 30, 2011 and December 31, 2010, a subsidiary of ETP had forward mark-to-market derivatives for 52.7 million and 1.7 million gallons of propane at a fair value liability of $2.0 million and a fair value asset of $0.2 million, respectively, with Enterprise. In addition, as of December 31, 2010, a subsidiary of ETP had forward derivatives accounted for as cash flow hedges of 32.5 million gallons of propane at a fair value asset of $6.6 million with Enterprise. ETP's propane operations discontinued cash flow hedge accounting during the three months ended September 30, 2011; therefore, all of its forward derivatives are currently accounted for using mark-to-market accounting.
Under a master services agreement with RIGS Haynesville Partnership Co. (“HPC”), Regency operates and provides all employees and services for the operation and management of HPC. The related party general administrative expenses reimbursed to Regency were $4.2 million and $12.6 million for the three and nine months ended September 30, 2011. For the three months ended September 30, 2010 and the period from May 26, 2010 to September 30, 2010, the related party general administrative expenses reimbursed to Regency were $4.2 million and $5.6 million, respectively.
Regency’s contract compression operations provide contract compression services to HPC. HPC also provides transportation service to Regency. For the three and nine months ended September 30, 2011, Regency had revenue of $6.4 million and $19.4 million, respectively, and cost of sales of $2.9 million and $11 million, respectively, with HPC. For the three months ended September 30, 2010 and the period from May 26, 2010 to September 30, 2010, Regency had revenue of $5.6 million and $7.7 million, respectively, and cost of sales of $2.5 million and $4.3 million, respectively, with HPC.
The following table summarizes the related party balances on our consolidated balance sheets:

	September 30, 2011	December 31, 2010
Accounts receivable from related parties:
Enterprise:
ETP’s Natural Gas Operations	$53,016	$36,736
Regency’s Natural Gas Operations	31,285	25,539
ETP’s Propane Operations	222	2,327
Other	1,931	11,729
Total accounts receivable from related parties:	$86,454	$76,331
Accounts payable to related parties:
Enterprise:
ETP’s Natural Gas Operations	$2,465	$2,687
Regency’s Natural Gas Operations	1,199	1,323
ETP’s Propane Operations	19,632	22,985
Other	1,322	356
Total accounts payable to related parties:	$24,618	$27,351

ETP’s net imbalance (payable to) receivable from Enterprise	$(89)	$1,360

Regency’s net imbalance receivable from Enterprise	$1,464	$753

17.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2011	December 31, 2010
Deposits paid to vendors	$56,435	$52,192
Prepaid expenses and other	87,143	57,167
Total other current assets	$143,578	$109,359

Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	September 30, 2011	December 31, 2010
Unamortized financing costs (3 to 30 years)	$129,921	$98,067
Regulatory assets	89,943	92,939
Other	27,839	34,575
Total non-current other assets, net	$247,703	$225,581
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Interest payable	$247,600	$191,466
Customer advances and deposits	126,066	111,448
Accrued capital expenditures	147,795	87,260
Accrued wages and benefits	72,117	76,592
Taxes payable other than income taxes	96,007	36,204
Income taxes payable	6,166	8,344
Other	98,909	56,374
Total accrued and other current liabilities	$794,660	$567,688

18.	REPORTABLE SEGMENTS:
Our reportable segments reflect two reportable segments, both of which conduct their business exclusively in the United States of America, as follows:
•Investment in ETP — Reflects the consolidated operations of ETP.
•Investment in Regency — Reflects the consolidated operations of Regency.
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

The following tables present the financial information by segment for the following periods:

	Investment in ETP	Investment in Regency	Corporate and Other	Adjustments and Eliminations	Total
Three months ended September 30, 2011:
Revenues from external customers	$1,708,413	$388,271	$—	$1,182	$2,097,866
Intersegment revenues	6,903	1,996	—	(8,899)	—
Income tax expense (benefit)	4,039	(89)	(660)	—	3,290
Net income (loss)	76,050	30,849	(36,915)	(9,285)	60,699
Three months ended September 30, 2010:
Revenues from external customers	$1,290,644	$295,094	$—	$2,069	$1,587,807
Intersegment revenues	—	1,794	—	(1,794)	—
Income tax expense (benefit)	1,993	450	(350)	—	2,093
Net income (loss)	107,387	7,846	(120,059)	—	(4,826)
Nine months ended September 30, 2011:
Revenues from external customers	$5,001,208	$1,058,646	$—	$2,038	$6,061,892
Intersegment revenues	29,780	5,371	—	(35,151)	—
Income tax expense (benefit)	20,419	(19)	(1,983)	—	18,417
Net income (loss)	479,868	59,991	(155,743)	(17,673)	366,443
Nine months ended September 30, 2010:
Revenues from external customers	$4,430,331	$391,177	$—	$808	$4,822,316
Intersegment revenues	—	2,691	—	(2,691)	—
Income tax expense (benefit)	12,486	695	(1,824)	—	11,357
Net income (loss)	390,341	2,951	(214,516)	—	178,776

	September 30, 2011	December 31, 2010
Total assets:
Investment in ETP	$15,078,048	$12,149,992
Investment in Regency	5,525,739	4,770,204
Corporate and Other	480,342	469,221
Adjustments and Eliminations	(640,811)	(10,687)
Total	$20,443,318	$17,378,730

The following tables provide revenues, grouped by similar products and services, for both ETP and Regency. These amounts include transactions between ETP and Regency.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Intrastate Transportation and Storage	$617,244	$529,507	$1,849,575	$1,662,037
Interstate Transportation	120,065	74,659	330,016	213,007
Midstream	565,246	458,381	1,492,025	1,484,211
NGL Transportation and Services	131,284	—	224,970	—
Retail Propane and Other Retail Propane Related	236,781	205,833	1,037,969	987,114
All Other	44,696	22,264	96,433	83,962
Total revenues	$1,715,316	$1,290,644	$5,030,988	$4,430,331

Investment in Regency

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gathering and Processing	$339,273	$253,054	$908,448	$775,636
Joint Ventures	—	—	—	—
Contract Compression	36,024	36,172	112,532	107,197
Contract Treating	10,573	3,299	29,848	3,299
Corporate and Others	4,397	4,363	13,189	12,786
Total revenues	$390,267	$296,888	$1,064,017	$898,918

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,174	$27,247
Accounts receivable from related companies	1,553	171
Other current assets	1,534	864
Total current assets	29,261	28,282
ADVANCES TO AND INVESTMENTS IN AFFILIATES	2,197,813	2,231,722
OTHER NON-CURRENT ASSETS, net	50,720	29,118
Total assets	$2,277,794	$2,289,122
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$502	$—
Accounts payable to related companies	11,469	6,654
Accrued and other current liabilities	100,318	44,200
Total current liabilities	112,289	50,854
LONG-TERM DEBT, less current maturities	1,800,000	1,800,000
SERIES A CONVERTIBLE PREFERRED UNITS	314,980	317,600

COMMITMENTS AND CONTINGENCIES

EQUITY:
General Partner	306	520
Limited Partners	47,483	115,350
Accumulated other comprehensive income	2,736	4,798
Total partners’ capital	50,525	120,668
Total liabilities and equity	$2,277,794	$2,289,122

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(11,667)	$(2,920)	$(25,546)	$(20,335)
OTHER INCOME (EXPENSE):
Interest expense	(40,819)	(89,484)	(122,345)	(126,400)
Equity in earnings of affiliates	102,565	102,388	369,833	324,128
Losses on non-hedged interest rate derivatives	—	(18,211)	—	(53,388)
Other, net	19,068	(6,736)	2,256	(6,949)
INCOME (LOSS) BEFORE INCOME TAXES	69,147	(14,963)	224,198	117,056
Income tax expense	64	374	190	349
NET INCOME (LOSS)	69,083	(15,337)	224,008	116,707
GENERAL PARTNER’S INTEREST IN NET INCOME (LOSS)	214	(48)	693	361
LIMITED PARTNERS’ INTEREST IN NET INCOME (LOSS)	$68,869	$(15,289)	$223,315	$116,346

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$384,733	$175,126
CASH FLOWS FROM INVESTING ACTIVITIES:
MEP Transaction	—	3,016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	20,000	1,850,245
Principal payments on debt	(20,000)	(1,624,374)
Distributions to partners	(385,806)	(362,286)
Debt issuance costs	—	(35,464)
Net cash used in financing activities	(385,806)	(171,879)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,073)	6,263
CASH AND CASH EQUIVALENTS, beginning of period	27,247	62
CASH AND CASH EQUIVALENTS, end of period	$26,174	$6,325

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in thousands)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011. Additionally, Energy Transfer Partners, L.P. and Regency Energy Partners LP electronically file certain documents with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. The SEC file number for each registrant and company website address is as follows:

•	ETP — SEC File No. 1-11727; website address: www.energytransfer.com

•	Regency — SEC File No. 0-51757; website address: www.regencyenergy.com
The information on these websites is not incorporated by reference into this report.
Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Part II — Other Information – Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
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
At September 30, 2011, our equity interests consisted of:

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
The following is a brief description of our reportable segments:

•
Investment in ETP – ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include gathering and transportation pipelines, treating and processing assets, and storage facilities located in Texas. ETP also holds a 70% interest in Lone Star NGL LLC (“Lone Star”), a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi. ETP is also one of the largest retail marketers of propane in the United States.

•
Investment in Regency – Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating, transportation, fractionation and storage of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, and Marcellus shales, as well as the Permian Delaware basin. Its assets are located in California, Louisiana, Texas, Arkansas, Pennsylvania, Mississippi, Alabama and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.
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
As described in more detail below under the caption “Liquidity and Capital Resources — Overview — Parent Company Only,” we have secured $3.7 billion in committed financing from a group of lenders led by Credit Suisse Securities (USA) LLC (the “Bridge Lenders”) to fund a portion of the cash consideration related to the SUG Merger. Closing of this business combination is contingent upon several conditions, including regulatory approvals and a vote of SUG shareholders. We expect the transaction to close in the first quarter of 2012.
On July 19, 2011, ETP entered into an Amended Citrus Merger Agreement pursuant to which it is anticipated that SUG will cause the contribution to ETP of SUG’s 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission (“FGT”) pipeline system, in exchange for approximately $1.9 billion in cash and $105 million of ETP Common Units, contemporaneous with the completion of the merger between SUG and us pursuant to the Second Amended SUG Merger Agreement as described in Note 3 to our consolidated financial statements. Citrus Corp is currently jointly owned by SUG and El Paso Corporation. The FGT pipeline system has a capacity of 3.0 billion cubic feet per day and supplied approximately 63% of the natural gas consumed in Florida for 2010. FGT’s primary customers are utilities with strong investment grade credit ratings. FGT’s long-term contracts with these high credit quality customers are expected to increase ETP’s fee-based revenue stream.
We expect to incur additional general and administrative costs in connection with consummation of this merger.
Propane Operations
In October 2011, ETP entered into an agreement with AmeriGas Partners, L.P. (“AmeriGas”) to contribute its propane operations, consisting of Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”) (collectively, the “Propane Business”) in exchange for consideration of approximately $2.9 billion. The consideration consists of $1.5 billion in cash and common units of AmeriGas valued at $1.32 billion at the time of the execution of the agreement, plus the assumption of certain liabilities of the Propane Business. The transaction is subject to customary closing conditions including regulatory approval and is expected to close in late 2011 or early 2012.
Natural Gas Pipeline and Processing Plant
In October 2011, ETP announced a long-term, fee based agreement with XTO Energy, a subsidiary of ExxonMobil, to provide natural gas gathering, processing and transportation services from the Woodford and Barnett Shale regions. ETP will construct a 117-mile, 24-inch and 30-inch natural gas gathering pipeline from the Woodford Shale to its existing gathering and processing infrastructure in the Barnett Shale. The pipeline will have an initial capacity of 450 MMcf/d, with anticipated capacity expansion exceeding 550 MMcf/d. The pipeline is expected to be in service by the fourth quarter of 2012. As a part of the project, ETP will also construct a new 200 MMcf/d cryogenic processing plant at its existing Godley processing facility in Johnson County, Texas. The new processing plant will increase ETP's processing capacity at its Godley plant from 500 MMcf/d to 700 MMcf/d and is expected to be in service by the third quarter of 2013. The total cost to build the pipeline and processing plant is estimated to be approximately $360 million.

Tiger Pipeline Expansion
ETP recently completed construction of the 400 MMcf/d expansion of its Tiger pipeline. The Tiger pipeline expansion was placed in service on August 1, 2011, bringing the total capacity of the Tiger pipeline to 2.4 Bcf/d. ETP also began collecting demand fees from the customer who took this capacity over a 10 year term. We are currently collecting demand fees on 1.9 Bcf/d of the Tiger pipeline capacity and are scheduled to begin collecting demand fees on the entire 2.4 Bcf/d of capacity beginning on January 1, 2012.
Lone Star
Lone Star announced the construction of an approximate 570-mile NGL pipeline (“West Texas Gateway Pipeline”) that extends from Winkler County in West Texas to ETP's processing plant in Jackson County, Texas which is currently under construction. In addition, Lone Star has secured capacity on ETP's recently-announced NGL pipeline from Jackson County to Mont Belvieu, Texas. The project is expected to be completed in the first quarter of 2013 for an estimated cost of $917 million, which will be funded by contributions from ETP and Regency based on their respective ownership interests.
Joint Venture
In April 2011, ETP and Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) announced that they had agreed to form a 50/50 joint venture to design and construct a crude oil pipeline from Cushing, Oklahoma to Houston, Texas. In August 2011, Enterprise sent ETP a notice stating that Enterprise was purportedly unilaterally terminating the joint venture and Enterprise unilaterally issued a press release that the joint venture was terminated, against the objection of ETP and in breach of the confidentiality agreement between the parties. Enterprise subsequently announced in breach of the joint venture agreement that it and Enbridge Energy Partners, L.P. (“Enbridge”) had formed a joint venture to pursue a similar crude oil pipeline project from Cushing Oklahoma to Houston, Texas. ETP has initiated legal proceedings against Enterprise based on ETP's claims of breach of contract and unfair competition and against Enbridge based on ETP's claims of tortious interference with contractual relations.
ETP Revolving Credit Facility

On October 27, 2011, ETP amended and restated the its revolving credit facility (the “ETP Credit Facility”) to, among other things, (i) allow for borrowings of up to $2.5 billion; (ii) extend the maturity date from July 20, 2012 to October 27, 2016 (which may be extended by one year with lender approval); (iii) allow for an increase in the size of the credit facility to $3.75 billion (subject to obtaining lender commitments for the additional borrowing capacity); and (iv) to adjust the interest rates and commitment fees to current market terms. Following this amendment and based on ETP's current ratings, the interest margin for LIBOR rate loans is 1.50% and the commitment fee for unused borrowing capacity is 0.25%.

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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues	$2,097,866	$1,587,807	$510,059	$6,061,892	$4,822,316	$1,239,576
Cost of products sold	1,353,037	995,105	357,932	3,818,615	3,060,423	758,192
Gross margin	744,829	592,702	152,127	2,243,277	1,761,893	481,384
Operating expenses	234,282	208,809	25,473	677,695	559,302	118,393
Depreciation and amortization	157,952	120,315	37,637	445,738	304,681	141,057
Selling, general and administrative	82,587	61,526	21,061	225,032	177,673	47,359
Operating income	270,008	202,052	67,956	894,812	720,237	174,575
Interest expense, net of interest capitalized	(193,772)	(209,871)	16,099	(543,218)	(460,578)	(82,640)
Equity in earnings of affiliates	28,374	22,349	6,025	82,634	40,723	41,911
Losses on non-hedged interest rate derivatives	(68,497)	(31,966)	(36,531)	(65,094)	(68,858)	3,764
Impairment of investments in affiliates	(5,355)	—	(5,355)	(5,355)	(52,620)	47,265
Other, net	33,231	14,379	18,852	21,081	10,819	10,262
Income tax expense	(3,290)	(2,093)	(1,197)	(18,417)	(11,357)	(7,060)
Income from discontinued operations	—	324	(324)	—	410	(410)
Net income (loss)	$60,699	$(4,826)	$65,525	$366,443	$178,776	$187,667

The discussion under “Parent Company Results” below analyzes the results of operations of the Parent Company for the periods presented, and the discussion under “Segment Operating Results” below analyzes the results of operations related to our reportable segments.
Parent Company Results
The Parent Company currently has no separate operating activities apart from those conducted by ETP, Regency and their respective subsidiaries. The Parent Company's principal sources of cash flow are distributions it receives from its direct and indirect investments in the limited partner and general partner interests of ETP and Regency.
The following summarizes the key components of the stand-alone results of operations of the Parent Company for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$(11,667)	$(2,920)	$(8,747)	$(25,546)	$(20,335)	$(5,211)
Interest expense, net of interest capitalized	(40,819)	(89,484)	48,665	(122,345)	(126,400)	4,055
Equity in earnings of affiliates	102,565	102,388	177	369,833	324,128	45,705
Losses on non-hedged interest rate derivatives	—	(18,211)	18,211	—	(53,388)	53,388
Other, net	19,068	(6,736)	25,804	2,256	(6,949)	9,205

Selling, general and administrative. For the three and nine months ended September 30, 2011 compared to the same periods in the prior year, selling, general and administrative expense increased primarily due to an increase in acquisition-related costs associated with the SUG Merger.
Interest Expense. For the three and nine months ended September 30, 2011 compared to the same period in the prior year, interest expense decreased primarily due to the recognition of $66.4 million of realized losses on hedged interest rate swaps in September

2010 in connection with the refinancing of indebtedness that would have come due in 2011 and 2012. These realized losses were offset by an increase in interest expense that primarily resulted from the Parent Company's issuance of $1.8 billion aggregate principal amount of 7.5% senior notes in September 2010.
In addition, interest expense for the periods presented reflected distributions on the ETE Preferred Units issued by ETE in connection with the acquisition of a controlling interest in Regency in May 2010. Distributions on ETE Preferred Units were $6 million and $18 million for the three and nine months ended September 30, 2011, respectively, compared to $6 million and $8.4 million for the three and nine months ended September 30, 2010, respectively.
Equity in Earnings of Affiliates. Equity in earnings of affiliates represents earnings of the Parent Company related to its investments in ETP and Regency. The Parent Company recorded equity in earnings of ETP of $95.4 million and $99.8 million for the three months ended September 30, 2011 and 2010, respectively, and $355.1 million and $322.0 million for the nine months ended September 30, 2011 and 2010, respectively. An analysis of ETP’s operating results is included in “Segment Operating Results” below. The Parent Company recorded equity in earnings of Regency of $7.2 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $14.7 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively, which represented only the period subsequent to the Parent Company’s acquisition of a controlling interest in Regency on May 26, 2010.
Losses on Non-Hedged Interest Rate Derivatives. The Parent Company terminated its interest rate swaps that were not accounted for as hedges in September 2010 in connection with the issuance of $1.8 billion of senior notes. Prior to that settlement, changes in the fair value of and cash payments related to these swaps were recorded directly in earnings.
Other, net. Other expenses decreased between periods primarily due to non-cash charges recorded to decrease the carrying value of the ETE Preferred Units that were issued by the Parent Company in connection with the acquisition of a controlling interest in Regency in May 2010.
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
We evaluate the performance of our operating segments based on net income. The following tables present the financial information by segment. The amounts reflected as “Corporate and Other” include the Parent Company activity and the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of HOLP.
Net income (loss) by segment is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Investment in ETP	$76,050	$107,387	$(31,337)	$479,868	$390,341	$89,527
Investment in Regency	30,849	7,846	23,003	59,991	2,951	57,040
Corporate and Other	(36,915)	(120,059)	83,144	(155,743)	(214,516)	58,773
Adjustments and Eliminations	(9,285)	—	(9,285)	(17,673)	—	(17,673)
Net income (loss)	$60,699	$(4,826)	$65,525	$366,443	$178,776	$187,667

Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues	$1,715,316	$1,290,644	$424,672	$5,030,988	$4,430,331	$600,657
Cost of products sold	1,075,526	777,411	298,115	3,078,611	2,773,133	305,478
Gross margin	639,790	513,233	126,557	1,952,377	1,657,198	295,179
Operating expenses	196,737	174,740	21,997	574,528	515,021	59,507
Depreciation and amortization	112,942	85,612	27,330	313,878	252,765	61,113
Selling, general and administrative	57,768	44,734	13,034	158,074	137,743	20,331
Operating income	272,343	208,147	64,196	905,897	751,669	154,228
Interest expense, net of interest capitalized	(124,000)	(101,241)	(22,759)	(347,706)	(309,217)	(38,489)
Equity in earnings of affiliates	6,713	595	6,118	13,386	10,848	2,538
Losses on non-hedged interest rate derivatives	(68,595)	(11,963)	(56,632)	(64,705)	(11,963)	(52,742)
Impairment of investments in affiliates	(5,355)	—	(5,355)	(5,355)	(52,620)	47,265
Other, net	(1,017)	13,842	(14,859)	(1,230)	14,110	(15,340)
Income tax expense	(4,039)	(1,993)	(2,046)	(20,419)	(12,486)	(7,933)
Net income	$76,050	$107,387	$(31,337)	$479,868	$390,341	$89,527

Gross Margin. For the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, ETP’s gross margin increased primarily due to the net impact of the following:

•
Revenues generated by ETP’s interstate transportation systems increased $45.4 million and $117 million, respectively, for the three and nine months ended September 30, 2011 compared to the prior period primarily as a result of the Tiger pipeline being placed into service in December 2010 with an additional expansion placed in service on August 1, 2011. Increased revenue from the Tiger pipeline was partially offset by decreased revenue from the Transwestern pipeline.

•
Gross margin from ETP’s midstream business increased by $31.4 million and $69.2 million for the three and nine months ended September 30, 2011, respectively. These increases were driven by higher volumes primarily from recent acquisitions and growth project as well as the impacts of favorable NGL prices.

•
Gross margin from ETP’s NGL transportation and services business was $65.4 million and $111.8 million for the three and nine months ended September 30, 2011, respectively, which represented 100% of the results from Lone Star since it was acquired in May 2011. Accordingly, no comparative amounts were reflected in ETP’s results prior to May 2, 2011.

Operating Expenses. For the three and nine months ended September 30, 2011 compared to the same period in the prior year, ETP’s operating expenses increased primarily due to operating expenses from ETP’s Tiger pipeline and operating expenses of $16.6 million and $23.1 million, respectively, from Lone Star, which was acquired on May 2, 2011.
Depreciation and Amortization. ETP’s depreciation and amortization expense increased primarily due to incremental depreciation associated with ETP’s Tiger pipeline and the continued expansion of ETP’s Louisiana and South Texas midstream assets. In addition, the three and nine months ended September 30, 2011 reflected $12.9 million and $20 million, respectively, of depreciation recorded by Lone Star since the LDH Acquisition on May 2, 2011.
Selling, General and Administrative. For the three and nine months ended September 30, 2011, ETP’s selling, general and administrative expenses increased primarily due to increased allocated and employee-related costs related to the Tiger Pipeline and increased selling, general and administrative costs related to Lone Star.
Interest Expense. Interest expense increased for the three and nine months ended September 30, 2011 compared to the same periods last year principally due to ETP's issuance of $1.5 billion of senior notes in May 2011, the proceeds from which were used to repay borrowings under the ETP Credit Facility, to fund growth projects and for general partnership purposes. Interest expense was presented net of capitalized interest and allowance for debt funds used during construction, which totaled $4.3 million and $7.1 million for the three months ended September 30, 2011 and 2010, respectively, and $9.5 million and $11 million for the nine months ended September 30, 2011 and 2010, respectively.

Equity in Earnings of Affiliates. ETP's equity in earnings of affiliates for the three and nine months ended September 30, 2011 primarily reflected equity in earnings related to Fayetteville Express Pipeline LLC (“FEP”). Equity in earnings of affiliates for the nine months ended September 30, 2010 were primarily related to Midcontinent Express Pipeline LLC (“MEP”), for which substantially all of ETP's interest was transferred on May 26, 2010 to Regency.
Losses on Non-Hedged Interest Rate Derivatives. Losses on non-hedged interest rate derivatives for the three and nine months ended September 30, 2011 reflected settlements and unrealized gains and losses on ETP's interest rate swaps. As of September 30, 2011, ETP had a total notional amount of $1.65 billion of interest rate swaps outstanding compared to $400 million as of September 30, 2010. The $1.65 billion of swaps included $1.15 billion of forward-starting floating-to-fixed swaps used to hedge interest rates associated with anticipated note issuances and $500 million of fixed-to-floating swaps used to swap a portion of its fixed rate debt to floating. During the three months ended September 30, 2011, forward rates decreased significantly due to the global economic uncertainty which resulted in unrealized non-cash losses on ETP's forward-starting floating-to-fixed swaps.
Impairment of Investments in Affiliates. For the three and nine months ended September 30, 2011, ETP's results reflected a non-cash charge to write off all of its investment in a joint venture for which projects are no longer being pursued. In conjunction with the transfer of ETP's interest in MEP on May 26, 2010, ETP recorded a non-cash charge of approximately $52.6 million during the nine months ended September 30, 2010 to reduce the carrying value of its interest to MEP's estimated fair value.
Income Tax Expense. The increase in income tax expense between the periods was primarily due to increases in taxable income within ETP's subsidiaries that are taxable corporations, as well as an increase in amounts recorded for the Texas margins tax resulting from increased operating income.
Investment in Regency

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues	$390,267	$296,888	$93,379	$1,064,017	$393,868	$670,149
Cost of products sold	279,526	213,032	66,494	755,262	283,206	472,056
Gross margin	110,741	83,856	26,885	308,755	110,662	198,093
Operating expenses	37,950	34,306	3,644	105,506	44,708	60,798
Depreciation and amortization	41,956	32,205	9,751	122,695	42,750	79,945
Selling, general and administrative	17,350	18,072	(722)	54,010	25,176	28,834
(Gains) losses on disposal of assets	(131)	200	(331)	50	210	(160)
Operating income (loss)	13,616	(927)	14,543	26,494	(2,182)	28,676
Interest expense, net of interest capitalized	(28,852)	(20,379)	(8,473)	(73,548)	(28,460)	(45,088)
Equity in earnings of affiliates	30,946	21,754	9,192	86,921	29,875	57,046
Other, net	15,050	7,524	7,526	20,105	4,003	16,102
Income tax benefit (expense)	89	(450)	539	19	(695)	714
Income from discontinued operations	—	324	(324)	—	410	(410)
Net income	$30,849	$7,846	$23,003	$59,991	$2,951	$57,040

ETE obtained control of Regency on May 26, 2010. Changes between the nine-month periods were primarily due to the consolidation of Regency beginning May 26, 2010 and also were impacted by changes during the three-month periods, as discussed below.
Gross Margin. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's gross margin increased primarily due to additional gathering and processing margins resulting from higher volumes in the Eagle Ford Shale and west Texas.
Operating Expenses. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's operating expenses increased primarily due to higher short-term incentives accruals and an increase in pipeline maintenance expenses.

Depreciation and Amortization. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's depreciation and amortization expense increased primarily due to the completion of various growth projects since September 2010 as well as Regency's acquisition of its contract treating business in September 2010.
Interest Expense. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's interest expense increased primarily due to interest associated with $500 million of senior notes issued by Regency in May 2011.
Equity in Earnings of Affiliates. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's equity in earnings of affiliates increased primarily due to Regency's acquisition of its 30% interest in Lone Star in May 2011.
Other, net. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, Regency's other, net increased primarily due to non-cash mark-to-market adjustments on the embedded derivatives related to Regency's Series A Preferred Units, which were reflected as preferred units of subsidiary on ETE's consolidated balance sheet.

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
On July 19, 2011, ETE entered into the Second Amended SUG Merger Agreement. Under the terms of the Second Amended SUG Merger Agreement, ETE will acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Pursuant to the Second Amended SUG Merger Agreement, stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
ETE intends to finance a portion of the cash component of the SUG Merger consideration with debt financing. In connection with entering into the merger agreement, ETE has entered into a senior bridge term loan credit agreement (the "Bridge Loan Agreement") with the Bridge Lenders, pursuant to which, subject to the conditions set forth therein, the Bridge Lenders have agreed to provide a 364-day Bridge Term Loan Facility in an aggregate principal amount of $3.7 billion. ETE's ability to borrow under the Bridge Loan Agreement is subject to the satisfaction of certain conditions precedent, including the delivery of certain documents requested by the administrative agent (such as financial statements, favorable opinions of counsel and customary corporate authorization documents) and the payment of relevant fees and expenses. ETE may use the proceeds of the loans under the Bridge Loan Agreement to finance the SUG Merger, to repay its remaining indebtedness under Parent Company Credit Agreement (to the extent repaid on the date of initial borrowing under the Bridge Loan Agreement) and to pay transaction costs related to the consummation of the SUG Merger and the Bridge Loan Agreement.

The maturity date of a portion of the Bridge Loan Agreement may be extended, at ETE's option, from 364 days to 15 months, subject to certain conditions, including payment by ETE of certain applicable fees to the Bridge Lenders. During the period from the closing date until the 60th day thereafter, any amounts borrowed under the Bridge Loan Agreement will bear interest at either (a) the Alternate Base Rate (as defined in the Bridge Loan Agreement) plus 3.00% or (b) the adjusted LIBOR rate for a one or two month interest period beginning on such day plus 4.00%, in either case with the adjusted LIBOR rate being subject to a minimum floor of 1.0% per annum. During the period from and after the 61st day following the closing date until the loans are paid in full, any amounts borrowed under the Bridge Loan Agreement will bear interest at a rate that corresponds to the rating maintained by Standard & Poor's and Moody's for senior, unsecured, non-credit enhanced, long-term debt of ETE, which rate may range from 10.5% to 13.0%, plus the lesser of (a) 1.0% and (b) a number of basis points based on changes in the Double-B Sector of the Credit Suisse High Yield Index.
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
ETP currently believes that its business has the following future capital requirements:

•
growth capital expenditures for its midstream and intrastate transportation and storage operations, primarily for construction of new pipelines and compression, for which ETP expects to spend between $200 million and $250 million for the remainder of 2011 and between $600 million and $750 million for 2012;

•
growth capital expenditures for its interstate transportation operations, excluding capital contributions to its joint ventures as discussed below, for the construction of new pipelines for which ETP expects to spend between $5 million and $10 million for the remainder of 2011;

•	growth capital expenditures for ETP’s NGL transportation and services operations of between $250 million and $300 million for the remainder of 2011 and between $700 million and $750 million for 2012;

•	growth capital expenditures for its retail propane operations of between $10 million and $20 million for the remainder of 2011; and

•
maintenance capital expenditures of between $40 million and $50 million for the remainder of 2011, which include (i) capital expenditures for its intrastate operations for pipeline integrity and for connecting additional wells to its intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for its interstate operations, primarily for pipeline integrity; and (iii) capital expenditures related to NGL transportation and services, which includes amounts ETP expects to be funded by Regency related to its 30% interest in Lone Star; and (iv) capital expenditures for its propane operations to extend the useful lives of its existing propane assets in order to sustain its operations, including vehicle replacements on its propane vehicle fleet. ETP also expects to spend between $120 million and $130 million in maintenance capital expenditures for 2012.

As discussed in Note 3 to our consolidated financial statements, ETP entered into the Amended Citrus Merger Agreement on July 19, 2011. ETP expects to fund substantially all of the cash portion of the purchase price initially through the issuance of debt and borrowings from the ETP Credit Facility. ETP also intends to issue sufficient additional equity to maintain its investment grade credit rating and to use the proceeds from such equity issuances to repay other indebtedness and fund capital expenditures. In addition, ETP may enter into other acquisitions, including the potential acquisition of new pipeline systems.
ETP generally funds its capital requirements with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional ETP Common Units or a combination thereof.
ETP raised $695.5 million in proceeds, net of commissions, from its common unit offering in April 2011 and $7.6 million in net proceeds from the issuance of 175,863 ETP Common Units in connection with its distribution reinvestment plan (“DRIP”). In addition, ETP raised $96.3 million in net proceeds during the nine months ended September 30, 2011 under ETP’s equity distribution program, as described in Note 11 to our consolidated financial statements. As of September 30, 2011, in addition to $136.2 million of cash on hand, ETP had available capacity under the ETP Credit Facility of $1.4 billion. Based on current estimates, ETP expects to utilize capacity under the ETP Credit Facility, along with cash from its operations, to fund its announced growth capital expenditures and working capital needs through the end of 2011; however, ETP may issue debt or equity securities prior to that time as it deems prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.

Regency
Regency expects its sources of liquidity to include:

•	cash generated from operations;

•	borrowings under its revolving credit facility (the “Regency Credit Facility”);

•	distributions received from unconsolidated affiliates;

•	debt offerings; and

•	issuance of additional partnership units.
As of September 30, 2011, in addition to approximately $5.2 million of cash on hand, Regency had available capacity under the Regency Credit Facility of approximately $435 million. Regency raised $231.9 million in proceeds, net of commissions, from its common unit offering in October 2011.
Regency expects its growth capital expenditures to be approximately $373 million in 2011, which includes $200 million for its gathering and processing operations, mostly in South Texas, $95 million for its contract compression operations, $65 million for its joint ventures, $9 million for its contract treating operations, and $4 million for its corporate and other operations. In addition, Regency expects its maintenance capital expenditures to be $17 million in 2011.
Regency does not anticipate contributing any amounts to RIGS Haynesville Partnership Co. (“HPC”) in 2011 to fund its growth capital expenditures as these amounts are expected to be funded under HPC’s revolving credit facility.
In 2012, Regency expects to invest between $630 million and $680 million in growth capital expenditures, of which $290 million is expected to be invested in organic growth projects in its gathering and processing operations, including a portion for its south Texas gathering system expansion, between $250 million and $300 million is expected to be invested in its portion of growth capital expenditures for Lone Star, $70 million is expected to be invested in the fabrication of new compressor packages for its contract compression operations, $15 million is expected to be invested in the fabrication of new treating plants for its contract treating operations and $5 million is expected to be invested in its corporate and other operations.
For the nine months ended September 30, 2011, Regency incurred $258 million of growth capital expenditures, which primarily related to $172 million for organic growth projects for its gathering and processing operations, $68 million for the fabrication of new compressor packages for its contract compression operations, $10 million for growth projects for its joint ventures, $5 million for the fabrication of new treating plants for its contract treating operations and $3 million for vehicle purchases in its corporate and others operations. For the nine months ended September 30, 2011, Regency incurred $14 million of maintenance capital expenditures.
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

Nine Months Ended September 30, 2011 compared to nine months ended September 30, 2010. Cash provided by operating activities during 2011 was $1.1 billion as compared to $927.7 million for 2010. Net income was $366.4 million and $178.8 million for 2011 and 2010, respectively. The difference between net income and the net cash provided by operating activities consisted of non-cash items totaling $496.9 million and $388.7 million and changes in operating assets and liabilities of $234.2 million and $430.8 million for 2011 and 2010, respectively.
The non-cash activity in 2011 and 2010 consisted primarily of depreciation and amortization of $445.7 million and $304.7 million, respectively. In addition, non-cash compensation expense was $34.4 million and $23.5 million for 2011 and 2010, respectively.
Cash paid for interest, net of interest capitalized, was $489.6 million and $429.7 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Nine Months Ended September 30, 2011 compared to nine months ended September 30, 2010. Cash used in investing activities during 2011 was $3.34 billion as compared to $1.4 billion for 2010. In 2011, our subsidiaries paid cash for acquisitions of $1.97 billion, which primarily consisted of the acquisition of Lone Star and made net advances to joint ventures of $166.5 million. In 2010, Regency paid cash for acquisitions of $191.3 million, ETP paid cash for acquisitions of $156.4 million, we received $24 million in cash in the acquisition of Regency, and Regency received $70.2 million in cash for the sale of its East Texas assets. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2011 were $1.23 billion, including changes in accruals of $28.5 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2010 of $1.13 billion, including changes in accruals of $21.2 million.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund ETP’s and Regency’s acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding at our subsidiaries.
Nine Months Ended September 30, 2011 compared to nine months ended September 30, 2010. Cash provided by financing activities during 2011 was $2.31 billion as compared to $489.8 million for 2010. In 2011, ETP received $799.3 million in net proceeds from offerings of ETP Common Units, including $96.3 million under ETP’s equity distribution program (see Note 11 to our consolidated financial statements), as compared to $1.09 billion in 2010, which included $174.1 million under ETP’s equity distribution program. During 2011, we had a consolidated net increase in our debt level of $2.3 billion as compared to a net decrease of $206.6 million for 2010, primarily due to ETP’s issuance of $1.5 billion of principal amount of senior notes in May 2011 and Regency’s issuance of $500 million of principal amount senior notes in May 2011. We paid distributions of $385.8 million and $362.3 million to our partners in 2011 and in 2010. In addition, during 2011 and 2010, ETP paid distributions of $417.2 million and $348.3 million, respectively, on limited partner interests other than those held by the Parent Company. During 2011 and 2010, Regency paid distributions of $157.1 million and $42.5 million, respectively, on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interest on our consolidated statements of cash flows.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2011	December 31, 2010
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$1,800,000
Subsidiary Indebtedness:
ETP Senior Notes	6,550,000	5,050,000
Regency Senior Notes	1,350,000	850,000
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	73,314	103,127
ETP Revolving Credit Facility	574,607	402,327
Regency Revolving Credit Facility	445,000	285,000
Other long-term debt	11,235	9,671
Unamortized discounts, net	(10,343)	(6,013)
Fair value adjustments related to interest rate swaps	13,051	17,260
Total debt	11,676,864	9,381,372
Less: current maturities	424,119	35,305
Long-term debt, less current maturities	$11,252,745	$9,346,067

The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011 and in Note 9 to our consolidated financial statements.
Revolving Credit Facilities
ETP Credit Facility. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP's subsidiaries and has equal rights to holders of its current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as ETP's other current and future unsecured debt.
As of September 30, 2011, ETP had a balance of $574.6 million outstanding under the ETP Credit Facility, and the amount available under the ETP Credit Facility was $1.4 billion, taking into account letters of credit of $24.3 million. The weighted average interest rate on the total amount outstanding at September 30, 2011 was 0.80%.
On October 27, 2011, ETP amended and restated the ETP Credit Facility to, among other things, (i) allow for borrowings of up to $2.5 billion; (ii) extend the maturity date from July 20, 2012 to October 27, 2016 (which may be extended by one year with lender approval); (iii) allow for an increase in the size of the credit facility to $3.75 billion (subject to obtaining lender commitments for the additional borrowing capacity); and (iv) to adjust the interest rates and commitment fees to current market terms. Following this amendment and based on ETP's current ratings, the interest margin for LIBOR rate loans is 1.50% and the commitment fee for unused borrowing capacity is 0.25%.
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

As of September 30, 2011, there was a balance outstanding under the Regency Credit Facility of $445 million in revolving credit loans and approximately $20 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2011, which is reduced by any letters of credit, was approximately $435 million. The weighted average interest rate on the total amount outstanding as of September 30, 2011 was 3.03%.
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
Regency. In May 2011, Regency issued $500 million in senior notes that mature on July 15, 2021. The senior notes bear interest at 6.50% payable semi-annually in arrears on January 15 and July 15, commencing January 15, 2012. Regency used the proceeds, net of commissions, of approximately $491.3 million to repay borrowings outstanding under the Regency Credit Facility. Regency capitalized $9.8 million in debt issuance costs that will be amortized to interest expense, net over the term of the notes. Interest will be paid semi-annually and mature on July 15, 2021.
Covenants Related to Our Credit Agreements
We, ETP and Regency are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2011.

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
Following are distributions declared and/or paid by us subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2010	February 7, 2011	February 18, 2011	$0.540
March 31, 2011	May 6, 2011	May 19, 2011	0.560
June 30, 2011	August 5, 2011	August 19, 2011	0.625
September 30, 2011	November 4, 2011	November 18, 2011	0.625

The total amounts of distributions declared and/or paid during the nine months ended September 30, 2011 and 2010 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2011	2010
Limited Partners	$403,564	$361,164
General Partner interest	1,254	1,122
Total ETE distributions	$404,818	$362,286

Cash Distributions Received from Subsidiaries
The total amount of distributions the Parent Company received or will receive from ETP and Regency relating to its limited partner interests, general partner interest and IDRs (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2011	2010
Distributions from ETP:
Limited Partners	$134,670	$145,640
General Partner interest	14,690	14,634
Incentive Distribution Rights	310,254	279,823
Total distributions from ETP	459,614	440,097
Distributions from Regency:
Limited Partners	35,460	23,378
General Partner interest	3,861	2,372
Incentive Distribution Rights	4,133	1,965
Total distributions from Regency	43,454	27,715
Total distributions received from subsidiaries	$503,068	$467,812

Cash Distributions Paid by Subsidiaries
ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2010	February 7, 2011	February 14, 2011	$0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
September 30, 2011	November 4, 2011	November 14, 2011	0.89375

The total amounts of ETP distributions declared and/or paid during the nine months ended September 30, 2011 and 2010 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2011	2010
Limited Partners:
Common Units	$560,281	$503,582
Class E Units	9,363	9,363
General Partner interest	14,690	14,634
Incentive Distribution Rights	310,254	279,823
Total ETP distributions	$894,588	$807,402

Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2010:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2010	February 7, 2011	February 14, 2011	$0.445
March 31, 2011	May 6, 2011	May 13, 2011	0.445
June 30, 2011	August 5, 2011	August 12, 2011	0.450
September 30, 2011	November 7, 2011	November 14, 2011	0.455

The total amounts of Regency distributions declared and/or paid during the nine months ended September 30, 2011 and 2010 subsequent to our acquisition of Regency were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2011	2010
Limited Partners	$203,114	$114,270
General Partner interest	3,861	2,372
Incentive Distribution Rights	4,133	1,965
Total Regency distributions	$211,108	$118,607

NEW ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating early adoption of ASU 2011-08, but we do not expect adoption of this standard will materially impact our financial position or results of operations.
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
Commodity Price Risk
The tables below summarize by segment commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of September 30, 2011 and December 31, 2010.
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

Investment in ETP
Notional volumes are presented in MMBtu for natural gas and gallons for propane. Dollar amounts are presented in thousands.

	September 30, 2011			December 31, 2010
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(39,952,500)	$6,225	$906	(38,897,500)	$(2,334)	$304
Swing Swaps IFERC	30,517,500	(889)	2,323	(19,720,000)	(2,086)	2,228
Fixed Swaps/Futures	(15,517,500)	(9,730)	6,073	(2,570,000)	(11,488)	1,176
Forward Physical Contracts (MMbtu)	12,324,054	255	1,210	—	—	—
Options — Calls	—	—	—	(3,000,000)	62	7
Propane:
Forwards/Swaps	52,668,000	(2,008)	7,685	1,974,000	275	258
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(19,685,000)	(251)	167	(28,050,000)	722	322
Fixed Swaps/Futures	(29,837,500)	30,695	12,267	(39,105,000)	8,599	16,837
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures	460,000	4	204	(210,000)	232	93
Options — Puts	9,390,000	8,955	3,220	26,760,000	10,545	7,125
Options — Calls	(9,390,000)	2,587	67	(26,760,000)	4,812	1,565
Propane:
Forwards/Swaps	—	—	—	32,466,000	6,589	4,196

Investment in Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for natural gas liquids and WTI crude oil. Dollar amounts are presented in thousands.

	September 30, 2011			December 31, 2010
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures	2,934,000	$2,806	$1,216	3,830,000	$2,053	$1,684
Propane:
Forwards/Swaps	15,204,000	(4,029)	2,078	18,648,000	(4,203)	2,277
NGLs:
Forwards/Swaps	771,000	(7,116)	3,876	1,212,110	(6,288)	4,910
WTI Crude:
Forwards/Swaps	417,000	4,817	3,387	373,655	(3,581)	3,501

Interest Rate Risk
As of September 30, 2011, ETP had $574.6 million of floating rate debt outstanding under its revolving credit facility and Regency had $445 million of variable rate debt outstanding under its revolving credit facility. ETE had no variable rate debt outstanding as of September 30, 2011. A hypothetical change of 100 basis points would result in a change to interest expense of $10.2 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates. The following interest rate swaps were outstanding as of September 30, 2011 and December 31, 2010 (dollars in thousands), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2011	December 31, 2010
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	250,000	250,000

(1)	As of September 30, 2011. Floating rates are based on 3-month LIBOR.

(2)	These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on non-hedged interest rate derivatives) of approximately $81.5 million as of September 30, 2011 and $1.3 million as of December 31, 2010. For ETP’s $500 million of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flow (swap settlements) of $5 million annually. For ETP’s forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Effective January 1, 2011, we began to integrate certain of Regency’s business functions under a shared services agreement with ETE Services Company, LLC. In connection with this integration, certain of Regency’s controls and procedures have been changed to conform to the existing controls of our other subsidiaries.
The acquisition of LDH (the “LDH Acquisition”) was closed on May 2, 2011 and we are currently evaluating the internal control structure of LDH. In recording the LDH Acquisition, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of Lone Star that were included in our earnings for the three months ended September 30, 2011.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2010 and Note 14 — Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

ITEM 1A. RISK FACTORS
For information regarding risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II — Other Information – Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. There are no material changes from risk factors previously disclosed on Form 10-K for the year ended December 31, 2010 and on Form 10-Q for the quarters ended March, 31, 2011 and June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits
The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
2.1	1-32740 (8-K) (6/20/11)	2.1	Agreement and Plan of Merger, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and Southern Union Company, dated as of June 15, 2011.
2.2	1-32740 (8-K)(7/5/11)	2.1
Agreement and Plan of Merger, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and Southern Union Company, dated as of June 15, 2011, as Amended and Restated as of July 4, 2011.

2.2.1	1-32740 (8-K)(7/5/11)	10.1	Support Agreement dated June 15, 2011 by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and certain stockholders of Southern Union Company.
2.2.2	1-32740 (8-K)(7/5/11)	10.3	Consulting Agreement dated June 15, 2011, by and among, Southern Union Company, Energy Transfer Equity, L.P. and George L. Lindemann.
2.2.3	1-32740 (8-K)(7/5/11)	10.2	Consulting Agreement dated June 15, 2011, by and among, Southern Union Company, Energy Transfer Equity, L.P. and Eric D. Herschmann.
2.4	1-32740 (8-K)(7/20/11)	2.2
Amended and Restated Agreement and Plan of Merger, by and among, Energy Transfer Partners, L.P., Citrus ETP Acquisition L.L.C., Energy Transfer Equity, L.P., Southern Union Company, and CrossCountry Energy, LLC, dated as of July 19, 2011.

2.5	1-32740 (8-K)(9/15/11)	2.1
Amendment No. 1, dated as of September 14, 2011, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and Southern Union Company.

2.6	1-32740 (8-K)(9/15/11)	2.2
Amendment No. 1, dated as of September 14, 2011, to Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

10.1	1-32740 (8-K)(7/5/11)	10.5	Amended and Restated Support Agreement dated July 4, 2011 by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and certain stockholders of Southern Union Company
10.2	1-32740 (8-K)(7/20/11)	10.1	Second Amended and Restated Support Agreement, dated as of July 19, 2011, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation and certain stockholders of Southern Union Company.
31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) our Consolidated Statement of Equity for the nine months ended September 30, 2011; (v) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vi) the notes to our Consolidated Financial Statements.

_________________
*    Incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, L.L.C., its General Partner

Date:	November 7, 2011	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)