Form 10-K
period 2011-12-31
Energy Transfer Equity, L.P.
filed 2012-02-22
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes  ☐    No  ☒
The aggregate market value as of June 30, 2011, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $5.60 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 15, 2012, the registrant had 222,973,448 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

PART I
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These “forward-looking” statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “could,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1.A Risk Factors” included in this annual report.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

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

Mcf	thousand cubic feet

MMBtu	million British thermal units

MMcf	million cubic feet

Bcf	billion cubic feet

NGL	natural gas liquid, such as propane, butane and natural gasoline

Tcf	trillion cubic feet

LIBOR	London Interbank Offered Rate

NYMEX	New York Mercantile Exchange

Reservoir	a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers

WTI	West Texas Intermediate Crude

ITEM 1.  BUSINESS
Overview
We were formed in September 2002 and completed our initial public offering in February 2006. We are a Delaware limited partnership with common units publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ETE.”
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
Currently, the Parent Company’s only cash generating assets are its direct and indirect investments in limited partner and general partner interests in ETP and Regency, both of which are publicly traded master limited partnerships engaged in diversified energy-related services.
At December 31, 2011, our interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	Incentive Distribution Rights (“IDRs”)	Limited Partner Units
ETP	1.5%	100%	50,226,967
Regency	1.8%	100%	26,266,791
We acquired our equity interests in Regency in a series of transactions, which we refer to as the “Regency Transactions,” that were completed on May 26, 2010. In the Regency Transactions, the Parent Company:

•
acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Series A Convertible preferred units (“the Preferred Units”) having an aggregate liquidation preference of $300 million;

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

The Parent Company’s primary cash requirements are for distributions to its partners and holders of the Preferred Units, general and administrative expenses, debt service requirements and at ETE’s election, capital contributions to ETP and Regency in respect of ETE’s general partner interests in ETP and Regency. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETP, Regency or their respective subsidiaries.
The following is a brief description of ETP’s and Regency’s operations:

•
ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include more than 17, 500 miles of gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas. ETP also holds a 70% membership interest in Lone Star NGL LLC (“Lone Star”), a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi.

•
Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Bone Spring and Avalon Shales, as well as the Permian Delaware basin. Its assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% membership interest in Lone Star.

In order to fully understand the financial condition and results of operations of the Parent Company on a stand-alone basis, we have included herein discussions of Parent Company matters apart from those of our consolidated group.
Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2011:

Recent Developments
Pending Acquisition
On July 19, 2011, we entered into a transaction to acquire Southern Union Company (“SUG”), a Delaware corporation. This transaction, which we refer to as the SUG Merger, will provide us with direct ownership of assets that are complementary to the assets owned and operated by ETP and Regency. To execute the SUG Merger, we entered into a Second Amended and Restated Plan of Merger (the “SUG Merger Agreement”) with Sigma Acquisition Corporation, a Delaware corporation and our wholly-

owned subsidiary (“Merger Sub”), and SUG. The Second Amended Merger Agreement modifies certain terms of the Amended and Restated Agreement and Plan of Merger entered into by us, Merger Sub and SUG on July 4, 2011. Under the terms of the SUG Merger Agreement, Merger Sub will merge with and into SUG, with SUG continuing as the surviving entity and becoming our wholly-owned subsidiary subject to certain conditions to close. Pursuant to the SUG Merger Agreement, we would acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
We have secured $3.7 billion in committed financing from a group of lenders led by Credit Suisse Securities (USA) LLC to fund a portion of the cash consideration related to the SUG Merger. On December 9, 2011, the special meeting of the SUG stockholders was held and the SUG stockholders voted to approve the SUG Merger. ETE and SUG have made filings with the Missouri Public Service Commission and expect to receive its approval of the SUG Merger in the first quarter of 2012. Closing of this business combination is contingent upon several conditions, including regulatory approvals and we expect the transaction to close in the first quarter of 2012.
On July 19, 2011, ETP entered into an Amended Citrus Merger Agreement pursuant to which it is anticipated that SUG will cause the contribution to ETP of SUG’s 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission (“FGT”) pipeline system, in exchange for approximately $1.895 billion in cash and $105 million of ETP Common Units, contemporaneous with the completion of the merger between SUG and us pursuant to the Second Amended SUG Merger Agreement. Citrus Corp is currently jointly owned by SUG and El Paso Corporation. The FGT pipeline system has a capacity of 3.0 billion cubic feet per day. FGT’s primary customers are utilities with strong investment grade credit ratings; FGT’s long-term contracts with these high credit quality customers are expected to increase ETP’s fee-based revenue stream.
Propane Operations
On January 12, 2012, ETP contributed its propane operations, consisting of Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”) (collectively, the “Propane Business”), to AmeriGas Partners, L.P. (“AmeriGas”). ETP received $1.46 billion in cash and approximately 29.6 million AmeriGas common units in consideration for the contribution of the Propane Business, plus the assumption by AmeriGas of approximately $71 million of existing HOLP debt. This transaction improved ETP's liquidity and allows ETP to focus on its core business in the natural gas and NGL markets. As a result of this transaction, we have not included a discussion of ETP's propane assets or operations in Item 1.
Growth Projects
ETP, Regency and Lone Star's aggregate growth capital expenditures for 2011 were $1.8 billion. In 2012, ETP, Regency and Lone Star expect their aggregate capital expenditures to be between $2.6 billion and $2.9 billion, which includes additional NGL assets including construction of a NGL fractionator at Mont Belvieu, assets in the Eagle Ford Shale, assets in the Woodford and Barnett Shales, in addition to various other growth projects. In addition to these capital expenditures, ETP expects to complete its acquisition of a 50% interest in Citrus in conjunction with our acquisition of SUG, as described above. Along with the inherent benefits of greater scale and cash flow diversification that we experience from growth and acquisitions that occur at ETP and Regency, we also expect to directly benefit through increases in the distributions that we receive through our limited partner, general partner and IDR interests in ETP and Regency.
Ranch Joint Venture
On December 2, 2011, Ranch Westex JV LLC (“Ranch JV”) was formed by Regency, Anadarko Pecos Midstream LLC and Chesapeake West Texas Processing, L.L.C., each owning 33.33% of the joint venture. Ranch JV, upon completion of construction in 2012, will process natural gas delivered from the NGL-rich Bone Spring and Avalon shale formations in West Texas. The project consists of two plants, a 25 MMcf/d refrigeration plant and a 100 MMcf/d cryogenic processing plant. The initial start-up of the refrigeration unit is expected to be in service by the second quarter of 2012, with full facilities available by the fourth quarter of 2012.
Business Strategy
Our current primary business objective is to increase cash available for distributions by actively assisting ETP and Regency in executing their business strategies by assisting in identifying, evaluating and pursuing strategic acquisitions and growth opportunities. In general, we expect that we will allow ETP or Regency the first opportunity to pursue any acquisition or internal growth project that may be presented to us which may be within the scope of ETP and Regency’s operations or business strategies. In the future, we may also support the growth of ETP and Regency through the use of our capital resources which could involve loans, capital contributions or other forms of credit support to ETP and Regency. This funding could be used for the acquisition by ETP or Regency of a business or asset or for an internal growth project. In addition, the availability of this capital could assist ETP or Regency in arranging financing for a project, reducing its financing costs or otherwise supporting a merger or acquisition transaction.
Segment Overview
Our reportable segments consist of our investment in ETP and our investment in Regency. The businesses within these two segments are described below. See Note 14 to our consolidated financial statements for additional financial information about our reportable segments.
Investment in ETP
ETP’s operations include the following:
Intrastate Transportation and Storage Operations
Through ETP’s intrastate transportation and storage operations, it owns and operates approximately 8,300 miles of natural gas transportation pipelines and three natural gas storage facilities located in the state of Texas.
Through Energy Transfer Company (“ETC OLP”), ETP owns the largest intrastate pipeline system in the United States with interconnects to Texas markets and to major consumption areas throughout the United States. ETP’s intrastate transportation and storage operations focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas through connections with other pipeline systems as well as through ETP’s Oasis pipeline, its East Texas pipeline, its natural gas pipeline and storage assets that ETP refers to as the ET Fuel System, and its HPL System, which are described below.
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
ETP also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on its HPL System. Generally, ETP purchases natural gas from either the market (including purchases from ETP’s midstream marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, ETP’s intrastate transportation and storage operations generate revenues from fees charged for storing customers’ working natural gas in its storage facilities and from margin from managing natural gas for ETP’s own account. The major customers on ETP's intrastate pipelines include Natural Gas Exchange, Inc., EDF Trading North America, Inc., XTO Energy, Inc. and ConocoPhillips.
Interstate Transportation Operations
Through ETP’s interstate transportation operations, it owns and operates approximately 2,880 miles of interstate natural gas pipeline and has a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline.
The results from its interstate transportation operations are primarily derived from the fees ETP earns from natural gas transportation services and, for the Transwestern pipeline, from operational gas sales. The major customers on ETP's interstate pipelines include
Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc. (“EnCana”), Shell Energy North America (US), L.P. and Pacific Summit Energy LLC.
Midstream Operations
Through ETP’s midstream operations, it owns and operates approximately 7,400 miles of in-service natural gas gathering pipelines, two natural gas processing plants, 15 natural gas treating facilities and 11 natural gas conditioning facilities. ETP’s midstream operations focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and its operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale in North Texas, the Bossier Sands in East Texas, and the Uinta and Piceance Basins in Utah and Colorado, the Marcellus Shale in West Virginia, and the Haynesville Shale in East Texas and Louisiana. Many of ETP’s midstream assets are integrated with its intrastate transportation and storage assets.

ETP’s midstream operations results are derived primarily from margins ETP earns for natural gas volumes that are gathered, transported, purchased and sold through its pipeline systems and the natural gas and NGL volumes processed at its processing and treating facilities. ETP also markets natural gas on its pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by its customers. The major customers on ETP's midstream pipelines include Enterprise Products Partners L.P. ("Enterprise") and Chevron Phillips Chemical Company LP.
NGL Transportation and Services Operations
Through ETP's NGL transportation and services operations, it owns and operates an approximately 45-mile NGL pipeline and have a 50% interest in the Liberty pipeline, an approximately 85-mile NGL pipeline. ETP also has a 70% interest in the Lone Star joint venture that owns approximately 1,400 miles of NGL pipelines, three processing plants, one fractionation facility and NGL storage facilities with aggregate working storage capacity of 47 million Bbls. ETP's NGL transportation and services operations, which was created through the acquisition of LDH in May 2011.
NGL transportation revenue is principally generated from fees charged to customers under dedicated contracts or take-or-pay contracts. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Transportation fees are market-based, negotiated with customers and competitive with regional regulated pipelines.
NGL storage revenues are derived from base storage fees and throughput fees. Base storage fees are based on the volume of capacity reserved, regardless of the capacity actually used. Throughput fees are charged for providing ancillary services, including receipt and delivery, custody transfer, rail/truck loading and unloading fees. Storage contracts may be for dedicated storage or fungible storage. Dedicated storage enables a customer to reserve an entire storage cavern, which allows the customer to inject and withdraw proprietary and often unique products. Fungible storage allows a customer to store specified quantities of NGL products that are commingled in a storage cavern with other customers’ products of the same type and grade. NGL storage contracts may be entered into on a firm or interruptible basis. Under a firm basis contract, the customer obtains the right to store products in the storage caverns throughout the term of the contract; whereas, under an interruptible basis contract, the customer receives only limited assurance regarding the availability of capacity in the storage caverns.
These operations also include revenues earned from processing and fractionating refinery off-gas. Under these contracts ETP receives an Olefins-grade ("O-grade") stream from cryogenic processing plants located at refineries and fractionate the products into their pure components. ETP delivers purity products to customers through pipelines and across a truck rack located at the fractionation complex. In addition to revenues for fractionating the O-grade stream, ETP has percent-of-proceeds and income sharing contracts, which are subject to market pricing of olefins and NGLs. For percent-of-proceeds contracts, ETP retains a portion of the purity NGLs and olefins processed, or a portion of the proceeds from the sales of those commodities, as a fee. When NGLs and olefin prices increase, the value of the portion ETP retains as a fee increases. Conversely, when NGLs and olefin prices decrease, so does the value of the portion ETP retains as a fee. Under ETP's income sharing contracts, it pays the producer the equivalent energy value for their liquids, similar to a traditional keep-whole processing agreement, and then share in the residual income created by the difference between NGLs and olefin prices as compared to natural gas prices. As NGLs and olefins prices increase in relation to natural gas prices, the value of the percent ETP retains as a fee increases. Conversely, when NGLs and olefins prices decrease as compared to natural gas prices, so does the value of the percent it retains as a fee. The major customers on our NGL pipelines include Targa Resources Partners LP, The Williams Companies, Inc. and Louis Dreyfus Highbridge Energy LLC.
Retail Propane Operations
As discussed above, in January 2012 ETP contributed its propane operations to AmeriGas. See further discussion of this transaction in “Recent Developments” above.
All Other
ETP’s other operations include wholesale propane and natural gas compression services.

Investment in Regency
Regency’s operations include the following:
Gathering, Treating and Processing Operations
Regency provides “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems.
Joint Ventures Operations
Regency owns four investments in joint ventures. See a description of its investments in joint ventures under “Asset Overview – Investment in Regency – Joint Ventures Operations.”
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
Asset Overview
Investment in ETP
The following details the assets in ETP’s operations:
Intrastate Transportation and Storage Operations
The following details ETP’s pipelines and storage facilities in its intrastate transportation and storage operations.
ET Fuel System

•	Capacity of 5.2 Bcf/d

•	Approximately 2,950 miles of natural gas pipeline

•	Two storage facilities with 12.4 Bcf of total working gas capacity

•	Bi-directional capabilities
The ET Fuel System serves some of the most active drilling areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. With approximately 560 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas. The major shippers on its pipelines include EOG Resources, Inc., Chesapeake Energy Marketing, Inc., XTO Energy, Inc. (“XTO”), Luminant Energy Company LLC and Encana.
The ET Fuel System also includes ETP’s Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and its Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of ETP’s storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that expire in 2012 and 2013.
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
HPL System

•	Capacity of 5.5 Bcf/d

•	Approximately 4,350 miles of natural gas pipeline

•	Bammel storage facility with 62 Bcf of total working gas capacity
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including the strong presence in the key Houston Ship Channel and Katy Hub markets, allowing ETP to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and its Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2011, ETP had approximately 13.7 Bcf committed under fee-based arrangements with third parties and approximately 48.6 Bcf stored in the facility for its own account.
East Texas Pipeline

•	Capacity of 2.4 Bcf/d

•	Approximately 370 miles of natural gas pipeline
The East Texas pipeline connects three treating facilities, one of which ETP owns, with its Southeast Texas System. The East Texas pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect its Reed compressor station in Freestone County to its Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting its Cleburne to Carthage pipeline to the HPL System. Key shippers on the East Texas pipeline include XTO and EnCana with an average of 540,000 MMBtu/d and 200,000 MMBtu/d, respectively.
Interstate Transportation Operations
The following details ETP’s pipelines in its interstate transportation operations.
Transwestern Pipeline

•	Capacity of 2.1 Bcf/d

•	Approximately 2,690 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Transwestern pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West

Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets in Arizona, Nevada and California. Transwestern’s Phoenix lateral pipeline, with a throughput capacity of 500 MMcf/d, connects the Phoenix area to the Transwestern mainline.
Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce.
Tiger Pipeline

•	Capacity of 2.4 Bcf/d

•	Approximately 195 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Tiger pipeline is an approximately 195-mile interstate natural gas pipeline that connects to our dual 42-inch pipeline system near Carthage, Texas, extends though the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana. The pipeline has a capacity of 2.4 Bcf/d, all of which is sold under long-term contracts ranging from 10 to 15 years.
Fayetteville Express Pipeline

•	Capacity of 2.0 Bcf/d

•	Approximately 185 miles of interstate natural gas pipeline

•	50/50 joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”)
The Fayetteville Express pipeline is an approximately 185-mile interstate natural gas pipeline that originates near Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The pipeline has long-term contracts for 1.85 Bcf/d ranging from 10 to 12 years. The Fayetteville Express pipeline is a 50/50 joint venture with KMP.
Midstream Operations
The following details ETP’s assets in its midstream operations.
Southeast Texas System

•	Approximately 5,540 miles of natural gas pipeline

•	One natural gas processing plant (the La Grange plant) with aggregate capacity of 210 MMcf/d

•	12 natural gas treating facilities with aggregate capacity of 1.6 Bcf/d

•	Four natural gas conditioning facilities with aggregate capacity of 650 MMcf/d
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. The La Grange processing plant also processes rich gas from the Eagle Ford Shale. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas pipeline and is connected to the Oasis pipeline, as well as two power plants. This allows ETP to bypass its processing plants and treating facilities when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with natural gas on the Oasis pipeline while continuing to meet pipeline quality specifications.
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

North Texas System

•	Approximately 160 miles of natural gas pipeline

•	One natural gas processing plant (the Godley plant) with aggregate capacity of 480 MMcf/d

•	One natural gas conditioning facility with capacity of 100 MMcf/d
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
Canyon Gathering System

•	Approximately 1,390 miles of natural gas pipeline

•	Five natural gas conditioning facilities with aggregate capacity of 96 MMcf/d
The Canyon Gathering System consists of gathering pipeline ranging in diameters from two inches to 24 inches in the Piceance and Uinta Basins of Colorado and Utah and conditioning plants.
Northern Louisiana

•	Approximately 240 miles of natural gas pipeline

•	Three natural gas treating facilities with aggregate capacity of 385 MMcf/d
ETP’s Northern Louisiana assets comprise several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including ETP’s Tiger pipeline. ETP’s Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems.
Other Midstream Assets
ETP’s midstream operations also includes its interests in various midstream assets located in Texas, New Mexico and Louisiana, with gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one conditioning facility. ETP also owns gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.
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
NGL Transportation and Services
The following details ETP's assets in its NGL transportation and services operations. All assets described below are owned by Lone Star, in which ETP has a 70% interest.
West Texas System

•	Capacity of 137,000 Bbls

•	Approximately 1,170 miles of NGL transmission pipelines
The West Texas System is an intrastate NGL pipeline consisting of 3-inch to 16-inch long-haul, mixed NGLs transportation pipeline that delivers 137,000 Bbls of capacity from the Regency Waha Processing Plant in the Permian Basin and our Godley Processing Plant in the Barnett Shale to the Mont Belvieu NGL storage facility.

Mont Belvieu Storage Facility

•	Working storage capacity of approximately 43 million Bbls

•	Approximately 140 miles of NGL transmission pipelines
The Mont Belvieu storage facility is an integrated liquids storage facility with over 43 million Bbls of salt dome capacity and 23 million Bbls of brine pond capacity, providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined product pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.
Hattiesburg Storage Facility

•	Working storage capacity of four million Bbls
The Hattiesburg storage facility is an integrated liquids storage facility with approximately four million Bbls of salt dome capacity, providing 100% fee-based cash flows.
Sea Robin Processing Plant

•	One cryogenic processing plant (the Chalmette Plant) with 850 MMcf/d residue capacity and 26,000 Bbls/d NGL capacity

•	20% non-operating interest held by Lone Star
Sea Robin is a cryogenic rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant, which is connected to nine interstate and four intrastate residue pipelines as well as various deep-water production fields, has a residue capacity of 850MMcf/d and an NGL capacity of 26,000 Bbls/d.
Refinery Services

•	One cryogenic processing plant (the Chalmette Plant) with 54 MMcf/d capacity

•	One cryogenic processing plant (the Sorrento Plant) with 28 MMcf/d capacity

•	One NGL fractionator with 25,000 Bbls/d capacity

•	Approximately 100 miles of NGL pipelines
Refinery Services consists of a refinery off-gas processing and "O-grade" NGL fractionation complex located along the Mississippi River refinery corridor in southern Louisiana that cryogenically processes refinery off-gas and fractionates the Ograde NGL stream into its higher value components. The O-grade fractionator located in Geismar, Louisiana is connected by approximately 100 miles of pipeline to the Sorrento and Chalmette cryogenic processing plants.
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

North Louisiana Region

•	Approximately 442 miles of natural gas pipeline

•	Two cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant and two amine treating plants
Regency’s North Louisiana assets gather, compress, treat and dehydrate natural gas in five Parishes (Claiborne, Union, DeSoto, Lincoln and Ouachita) of North Louisiana and Shelby County, Texas.
Through the gathering and processing systems described above and their interconnections with HPC’s pipeline system in North Louisiana, Regency offers producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
South Texas Region

•	Approximately 565 miles of natural gas pipeline

•	Two treating plants
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
The natural gas supply for Regency’s South Texas gathering systems is derived from a combination of natural gas wells located in a mature basin that generally have long lives and predictable gas flow rates and the NGL-rich Eagle Ford Shale formation, which lies directly under Regency’s existing South Texas gathering system infrastructure.
One of Regency’s treating plants consists of inlet gas compression, a 60 MMcf/d amine treating unit, a 55 MMcf/d amine treating unit and a 40 ton (per day) liquid sulfur recovery unit. This plant removes hydrogen sulfide from the natural gas stream, recovers condensate, delivers pipeline quality gas at the plant outlet and reinjects acid gas. In January 2012, Regency completed an expansion of the treating plant, adding an incremental 20 MMcf/d of treating capacity to the facility.
In June 2011, Regency entered into agreements to provide gas and condensate gathering services for a producer in the Eagle Ford Shale and to construct facilities to perform these services, including a wellhead gathering system, at an expected cost of approximately $450 million. The expansion will be owned and operated by Regency and will connect with its existing gathering system. The expansion is scheduled to be completed in phases by 2014. Upon its completion, Regency's entire South Texas system will be capable of gathering, compressing, treating and transporting up to 1 Bcf/d of natural gas and 26,500 Bbls/d of condensate to downstream outlets.
Regency owns a 60% interest in an entity that includes a treating plant in Atascosa County with a 500 gallons per minute amine treater, pipeline interconnect facilities and approximately 13 miles of 10-inch pipeline. Tailsman Energy USA Inc. and Statoil Texas Onshore Properties LP own the remaining 40% interest. Regency operates this plant and the pipeline for the joint venture while its joint venture partner operates a lean gas gathering system in the Edwards Lime natural gas trend that delivers to this system.
West Texas Region

•	Approximately 806 miles of natural gas pipeline

•	One cryogenic natural gas processing plant
Regency’s West Texas gathering system assets offer wellhead-to-market services to producers in Ward, Winkler, Reeves, and Pecos counties, which surround the Waha Hub, one of Texas’ major NGL-rich natural gas market areas. As a result of the proximity of Regency’s system to the Waha Hub, the Waha gathering system has a variety of market outlets for the natural gas that Regency gathers and processes, including several major interstate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets include Lone Star's West Texas NGL pipeline.
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

The Waha cryogenic natural gas processing plant processes raw natural gas gathered in the Waha gathering system. The Waha processing plant also includes an amine treating facility, which removes carbon dioxide and hydrogen sulfide from raw natural gas gathered before moving the natural gas to the processing plant. The acid gas is injected underground.
Mid-Continent Region

•	Approximately 3,470 miles of natural gas pipeline

•	One processing plant
Regency’s mid-continent assets include natural gas gathering systems located primarily in Kansas and Oklahoma. Regency’s mid-continent gathering assets are extensive systems that gather, compress and dehydrate low-pressure gas from approximately 1,500 wells. These systems are geographically concentrated, with each central facility located within 90 miles of the others. Regency operates its mid-continent gathering systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
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
Joint Ventures Operations
Regency owns four investments in joint ventures:

•
A 49.99% general partner interest in its RIGS Haynesville Partnership Co. joint venture (“HPC”), which owns Regency Intrastate Gas System (“RIGS”), a 450 mile intrastate pipeline that delivers natural gas from Northwest Louisiana to downstream pipelines and markets;

•
a 50% membership interest in Midcontinent Express Pipeline LLC (“MEP”), which owns an interstate natural gas pipeline with approximately 500 miles stretching from Southeast Oklahoma through Northeast Texas, northern Louisiana and Central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama;

•
a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in Texas, Mississippi and Louisiana; and

•
a 33.33% interest in Ranch JV, which, upon completion of construction in the fourth quarter of 2012, will process natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas.

Contract Compression Operations
The natural gas contract compression operations include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining compressors and related equipment for which Regency guarantees its customers 98% mechanical availability for land installations and 96% mechanical availability for over-water installations. Regency focuses on meeting the complex requirements of field-wide compression applications, as opposed to targeting the compression needs of individual wells within a field. These field-wide applications include compression for natural gas gathering and natural gas processing. Regency believes that it improves the stability of its cash flow by focusing on field-wide compression applications because such applications generally involve long-term installations of multiple large horsepower compression units. Regency’s contract compression operations are primarily located in Texas, Louisiana, Arkansas, Pennsylvania and California.
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

Industry Overview
The following is a discussion of the different industries in which our subsidiaries operate. ETP and Regency both have natural gas operations.
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
Natural gas and crude oil produced at the wellhead contain varying amounts of mixed NGLs. After extraction by a processing plant the mixed NGLs are transported to a facility for fractionation into NGL products such as ethane, propane, butane, and natural gasoline. The NGL products are then delivered to end-users through pipelines, trucks, rail car and barges. End-users of NGL products include petrochemical, refining companies, and end-use propane customers.
Demand for natural gas.  Natural gas continues to be a critical component of energy consumption in the United States. According to data released in December 2010 by the Energy Information Administration, total domestic consumption of natural gas is expected to rise to 26.5 Tcf in 2035, compared to 2010 consumption of 24.1 Tcf. The industrial and electricity generation sectors currently account for more than half of natural gas usage in the United States.
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
NGL transportation. NGL transportation pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities to fractionation plants and storage facilities.
NGL storage. NGL storage facilities are used for the storage of mixed NGLs, NGL products and petrochemical products owned by third-parties in storage tanks and underground wells, which allow for the injection and withdrawal of such products at various times of the year to meet demand cycles.

NGL Fractionation and Processing. NGL fractionators separate mixed NGL streams into purity products, such as ethane, propane, normal butane, isobutane and natural gasoline.
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
In markets served by ETP's and Regency's NGL pipelines, they face competition with other pipeline companies and barge, rail and truck fleet operations. ETP and Regency face competition with other storage facilities based on fees charged and their ability to receive and distribute their customer's products.
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
ETP’s and Regency’s counterparties consist primarily of petrochemical companies and other industrials, small to major oil and gas producers, midstream and power generation companies. This concentration of counterparties may impact ETP’s and Regency’s overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, the management of ETP and the management of Regency do not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance. ETP and Regency are diligent in attempting to ensure that they issue credit to credit-worthy customers. However, ETP’s and Regency’s purchase and resale of gas exposes them to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be significant to ETP’s or Regency’s overall profitability.
During the year ended December 31, 2011, no individual customer accounted for more than 10% of ETE’s revenues.
Regulation
Regulation of Interstate Natural Gas Pipelines.  FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage, and other services. The Transwestern, Tiger and Gulf States pipelines transport natural gas in interstate commerce and thus qualify as a “natural gas companies” under the NGA subject to FERC’s regulatory jurisdiction. ETP also holds a joint venture interest in the Fayetteville Express pipeline and Regency owns an indirect 50% interest in the entity that owns and operates the Midcontinent Express pipeline. Both of these are NGA-jurisdictional interstate transportation systems subject to the FERC’s broad regulatory oversight.
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
Under the terms of a prior settlement, Transwestern was required to file a new NGA Section 4 general rate case no later than October 1, 2011. However, on September 2, 2011, the FERC granted Transwestern's request for an extension of the filing date until December 1, 2011. On September 21, 2011, in lieu of filing a new rate case, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. In general, the settlement provides for the continued use of Transwestern's currently effective transportation and fuel tariff rates, with the exception of certain San Juan Lateral fuel rates which will be reduced over a three year period beginning in April 2012. The settlement also resolves certain non-rate matters, and approves Transwestern's use of certain previously approved accounting methodologies. Under the settlement, Transwestern is required to file a new NGA Section 4 rate case on or before October 1, 2014.
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
In April 2010, the application for authority to construct the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service on December 1, 2010. The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements. In June 2010, ETP filed an application for authority to construct and operate a 0.4 Bcf/d expansion of the Tiger pipeline with the FERC and in February 2011 ETP accepted the FERC’s certificate order authorizing the construction and operation of this expansion and the rate-related arrangements for the services to be provided on this expansion. The expansion was placed in service on August 1, 2011.
The maximum rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are generally required to be on file with the FERC in FERC-approved tariffs. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate available to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint, and if found unjust and unreasonable, may be altered on a prospective basis by the FERC. ETP and Regency cannot guarantee that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities.
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (1) to defraud using any device, scheme or artifice; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to ETP’s and Regency’s physical purchases and sales of natural gas, NGLs or other energy commodities; their gathering or transportation of these energy commodities; and any related hedging activities that they undertake, ETP and Regency are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should ETP or Regency violate the anti-market manipulation laws and regulations, they could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the Energy Policy Act of 2005 and the other federal laws and regulations governing ETP’s and Regency’s operations and business activities can result in the imposition of administrative, civil and criminal remedies.

Regulation of Intrastate Natural Gas and NGL Pipelines. Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that ETP’s or Regency’s intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline and ET Fuel System are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than ETP’s or Regency’s currently approved Section 311 rates, ETP’s or Regency’s business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
The FERC has adopted market-monitoring and annual reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to the FERC’s NGA jurisdiction such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. The FERC has also issued regulations requiring interstate pipelines and certain major non-interstate pipelines to post, on a daily basis, capacity, scheduled flow information and actual flow information. As these posting requirements for major non-interstate pipelines have been vacated on appeal by the U.S. 5th Circuit Court of Appeals, it is not known with certainty whether and to what extent the FERC will continue to attempt to impose such posting requirements. Should the FERC succeed in reimposing these or similar regulations we could be subject to further costs and administrative burdens, none of which are expected to have a material impact on its operations.
Intrastate natural gas operations in Texas are also subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”). ETP’s intrastate pipeline and storage operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and are not discriminatory. The rates charged for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. We cannot predict whether such a complaint will be filed against our subsidiaries or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.
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
Regulation of Sales of Natural Gas and NGLs.  The price at which ETP and Regency buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which ETP and Regency sell NGLs is not subject to federal or state regulation.
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
ETP’s and Regency’s sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. ETP and Regency cannot predict the ultimate impact of these regulatory changes to its natural gas marketing operations, and we note that some of the FERC’s regulatory changes may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. ETP and Regency do not believe that they will be affected by any such FERC action in a manner that is materially different from other natural gas marketers with whom they compete.

Regulation of Gathering Pipeline.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. ETP owns a number of natural gas pipelines in Texas, Louisiana, Colorado, West Virginia and Utah that it believes meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of ETP’s gathering facilities could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
In Texas, ETP’s and Regency’s gathering facilities are subject to regulation by the TRRC under the Texas Utilities Code in the same manner as described above for their intrastate pipeline facilities. Louisiana’s Pipeline Operations Section of the Department of Natural Resources’ Office of Conservation is generally responsible for regulating intrastate pipelines and gathering facilities in Louisiana and has authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities.
Historically, apart from pipeline safety, Louisiana has not acted to exercise this jurisdiction respecting gathering facilities. In Louisiana, ETP’s Chalkley System is regulated as an intrastate transporter, and the Louisiana Office of Conservation has determined that its Whiskey Bay System is a gathering system.
ETP and Regency are subject to state ratable take and common purchaser statutes in all of the states in which they operate. The ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting the right of an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas.
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
Regulation of Pipeline Safety.  ETP’s and Regency’s pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”), under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, the states in which ETP and Regency conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), which requires compliance with safety standards during construction and operation of certain the pipelines and subjects the pipelines to regular inspections. Failure to comply with the safety laws and regulations may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of ETP’s and Regency’s gathering facilities from jurisdiction under the NGPSA, but does not apply to intrastate natural gas pipelines. The portions of ETP’s and Regency’s facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. Changes to federal pipeline safety laws and regulations are being considered by Congress and the DOT including changes to the “rural gathering exemption,” which may be restricted in the future. Other safety regulations may be made more stringent and penalties could be increased. Such legislative and regulatory changes could have a material effect on ETP's and Regency's operations and costs of transportation service.
In addition to existing pipeline safety regulations, on January 3, 2012, President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, that increases pipeline safety regulation. Among other things, the legislation doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, and provides that these maximum penalty caps do not apply to civil enforcement actions; permits the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; requires the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond high-consequence areas (“HCAs”), within 18 months of enactment; and provides for regulation of carbon dioxide transported by pipeline in a gaseous state and requires the DOT Secretary to prescribe minimum safety regulations for such transportation.
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
The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Changes in environmental laws and regulations that result in more stringent waste handling, storage, transport, disposal, or remediation requirements will increase ETP’s and Regency’s costs for performing those activities, and if those increases are sufficiently large, they could have a material adverse effect on its operations and financial position. Moreover, risks of process upsets, accidental releases or spills are associated with ETP’s and Regency’s operations, and ETP and Regency cannot guarantee that they will they not incur significant costs and liabilities if such upsets, releases, or spills were to occur. In the event of future increases in costs, ETP and Regency may be unable to pass on those increases to their customers. While ETP and Regency believe they are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements will not have a material adverse effect on ETP or Regency, there is no assurance that this trend will continue in the future.
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
ETP and Regency currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although ETP and Regency used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by ETP or Regency, or on or under other locations where such wastes were taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under ETP’s or Regency’s control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, ETP and Regency could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by ETP in July 2001 had previously received and responded to a request for information from the United States Environmental Protection Agency (the “EPA”) regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. ETP has not received any follow-up correspondence from the EPA on the matter since its acquisition of the predecessor company in 2001. In addition, through ETP’s acquisitions of ongoing businesses, ETP is currently involved in several remediation projects that have cleanup costs and related liabilities. As of December 31, 2011 and 2010, accruals of $13.7 million and $13.8 million, respectively, and were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with ETP’s acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. (“Titan”) or its predecessors and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is approximately $5.7 million, which is included in the total environmental accruals mentioned above. Transwestern received approval from the FERC for the continuation of rate recovery of projected soil and groundwater remediation costs not related to PCBs for the term of its rate case settlement.
Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on ETP’s financial position, results of operations or cash flows.
The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities into regulated waters could result in fines or penalties, as well as significant remedial obligations. ETP and Regency believe that they are in substantial compliance with the Clean Water Act. The regulations were recently modified for the EPA’s Spill Prevention, Control and Countermeasures (“SPCC”) program. ETP and Regency are currently reviewing the impact to our operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but we believe such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain preapproval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose us to civil and criminal enforcement actions. We have established agency-approved baseline monitoring of NOx emissions from our Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and we have a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. On March 30, 2010, the Texas Commission on Environmental Quality (“TCEQ”) adopted two revisions to the state implementation plan responding to the EPA’s re-designation of the Houston area to a severe ozone non-attainment area. These revisions will require reductions in current emissions. By March 2013, TCEQ is required to develop a plan to address the recent change in the ozone standard from 0.08 parts per million (“ppm”) to 0.075 ppm. We expect these efforts will result in the adoption of new regulations that may require additional NOx emissions reductions at large emission sources in the Houston-Galveston ozone non-attainment area.

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
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas or NGLs. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.
In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. On November 8, 2010, the EPA adopted an expansion of its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. Under the new rule reporting of greenhouse gas emissions from such facilities, including many of our facilities, is now required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.
Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our propane and natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.
ETP’s pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. ETP expects that it will incur pipeline integrity costs of $3.4 million in capital costs and $17.9 million in operating and maintenance costs over the next year. Regency estimates that it will incur pipeline integrity costs of $0.8 million over the next year. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.
ETP and Regency are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in ETP’s and Regency’s operations and that this information be provided to employees, state and local government authorities and citizens. ETP and Regency believe that their operations are in compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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
Employees
As of January 31, 2012, ETE and its consolidated subsidiaries employed an aggregate of 2,477 employees, none of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are satisfactory. ETP's retail propane operations were contributed to AmeriGas on January 12, 2012; therefore, our employee headcount as of January 31, 2012 excluded employees of the retail propane operations.
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
The amount of cash that ETP and Regency can distribute to their partners, including us, each quarter depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter and will depend on, among other things:

•	the amount of natural gas transported through ETP’s and Regency’s transportation pipelines and gathering systems;

•	the level of throughput in its processing and treating operations;

•	the fees they charged and the margins realized by ETP and Regency for their gathering, treating, processing, storage and transportation services;

•	the price of natural gas and NGLs;

•	the relationship between natural gas and NGL prices;

•	the amount of cash distributions ETP receives with respect to its ownership of AmeriGas common units;

•	the weather in their respective operating areas;

•	the level of competition from other midstream companies, interstate pipeline companies and other energy providers;

•	the level of their respective operating costs;

•	prevailing economic conditions; and

•	the level of their respective derivative activities.
In addition, the actual amount of cash that ETP and Regency will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures they make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	debt service requirements;

•	fluctuations in working capital needs;

•	their ability to borrow under their respective credit facilities;

•	their ability to access capital markets;

•	restrictions on distributions contained in their respective debt agreements; and

•	the amount, if any, of cash reserves established by the board of directors and their respective general partners in their discretion for the proper conduct of their respective businesses.
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
Furthermore, if our Unitholders are dissatisfied with the performance of our General Partner, they have little ability to remove our General Partner. Our General Partner may not be removed except upon the vote of the holders of at least 66  2/3% of our outstanding units. Our directors and executive officers directly or indirectly own 69,841,213 Common Units, representing approximately 31% of our outstanding Common Units, it will be particularly difficult for our General Partner to be removed without the consent of our directors and executive officers. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.
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
Similarly, we receive a pro rata share of incremental cash distributions from Regency at the 23% level pursuant to Regency GP's incentive distribution rights in Regency. A decrease in the amount of distributions by Regency to less than $0.4375 per Common Unit per quarter would have reduced Regency GP’s percentage of the incremental cash distributions above $0.4025 per Common Unit per quarter from 23% to 13%. As a result, any such reduction in quarterly cash distributions from Regency would have the effect of disproportionately reducing the amount of all distributions that we receive from Regency based on our ownership interest in the incentive distribution rights of Regency as compared to cash distributions we receive from Regency on our General Partner interest in Regency and our Regency Common Units.
The consolidated debt level and debt agreements of ETP and Regency and those of their subsidiaries may limit the distributions we receive from ETP and Regency, as well as our future financial and operating flexibility.
As of December 31, 2011, ETP had approximately $7.81 billion of consolidated debt outstanding and Regency had approximately $1.69 billion of consolidated debt outstanding, excluding the credit facilities of their joint ventures. ETP’s and Regency’s levels of indebtedness affect their operations in several ways, including, among other things:

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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. As of December 31, 2011, we had approximately $717.9 million of consolidated variable rate debt outstanding, which consisted of borrowings under our revolving credit facility of $71.5 million and borrowings under ETP’s and Regency’s revolving credit facilities of $314.4 million and $332.0 million, respectively and excludes borrowings of ETP’s and Regency’s joint ventures. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
As of December 31, 2011, ETP had a total of $1.15 billion of notional amount of forward-starting interest rate swaps outstanding to hedge the anticipated issuance of senior notes in 2012 and 2013. In addition, ETP had a total of $500 million of notional amount of interest rate swaps that swap a portion of our fixed rate debt to floating. Regency also had $250 million of notional amount of interest rate swaps that swap a portion of its floating rate debt to a fixed rate.
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
In addition, ETP and Regency may sell an unlimited number of limited partner interests without the consent of the respective Unitholders, which will dilute existing interests of the respective Unitholders, including us. The issuance of additional Common Units or other equity securities by ETP will have essentially the same effects as detailed above.
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
Moreover, we rely on the services of key personnel of ETP, including the ongoing involvement and continued leadership of Kelcy L. Warren, one of the founders of ETP’s midstream business, as well as other key members of ETP’s management team such as Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer. Mr. Warren has been integral to the success of ETP’s midstream and intrastate transportation and storage businesses because of his ability to identify and develop strategic business opportunities. Losing his leadership could make it difficult for ETP to identify internal growth projects and accretive acquisitions, which could have a material adverse effect on ETP’s ability to increase the cash distributions paid on its partnership interests.

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
In addition, ETP GP and Regency GP can be removed as ETP’s or Regency's General Partner if that removal is approved by Unitholders holding at least 66 2/3% of ETP’s or Regency’s respective outstanding Common Units (including units held by ETP GP or Regency GP and their respective affiliates). Currently, ETP GP and its affiliates own approximately 22% of ETP’s outstanding Common Units, and Regency GP and its affiliates own approximately 17% of Regency’s outstanding Common Units.
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
As of December 31, 2011, we owned approximately 50.2 million Common Units of ETP and approximately 26.3 million Common Units of Regency, and SUG, as a subsidiary of ETE, is expected to receive $105 million of additional ETP Common Units upon ETP's consummation of its acquisition of Citrus Corp. (the "Citrus Acquisition"). If we were to sell and/or distribute our ETP or Regency Common Units to the holders of our equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of ETP’s or Regency’s outstanding Common Units and our receipt of cash distributions.
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
As of December 31, 2011, our consolidated balance sheets reflected $2.04 billion of goodwill and $1.07 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and ETP, Regency and their respective limited partners, on the other hand. The directors and officers of ETP’s and Regency’s General Partners have fiduciary duties to manage ETP and Regency, respectively, in a manner beneficial to us. At the same time, the General Partners have fiduciary duties to manage ETP and Regency, respectively, in a manner beneficial to ETP, Regency and their respective limited partners. The board of directors of ETP’s General Partner or Regency’s general partner will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.
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
If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2011, the directors and executive officers of our General Partner owned approximately 31% of our Common Units.
ETP and Regency own interstate pipelines that are subject to rate regulation by the Federal Energy Regulatory Commission and, in the event that 15% or more of our outstanding Common Units, in the aggregate, are held by persons who are not eligible holders, Common Units held by persons who are not eligible holders will be subject to the possibility of redemption at the then-current market price.
ETP and Regency own interstate pipelines that are subject to rate regulation of the Federal Energy Regulatory Commission, FERC, and as a result our General Partner has the right under our partnership agreement to institute procedures, by giving notice to each of our Unitholders, that would require transferees of Common Units and, upon the request of our General Partner, existing holders of our Common Units to certify that they are Eligible Holders. The purpose of these certification procedures would be to enable us to utilize a federal income tax expense as a component of the pipeline’s rate base upon which tariffs may be established under FERC rate-making policies applicable to entities that pass-through their taxable income to their owners. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If these tax certification procedures are implemented and 15% or more of our outstanding Common Units are held by persons who are not Eligible Holders, we will have the right to redeem the units held by persons who are not Eligible Holders at the then-current market price. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our General Partner.

Risks Related to the Businesses of ETP and Regency
Since our cash flows consist exclusively of distributions from ETP and Regency, risks to the businesses of ETP and Regency are also risks to us. We have set forth below risks to the businesses of ETP and Regency, the occurrence of which could have a negative impact on their respective financial performance and decrease the amount of cash they are able to distribute to us.
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
Income from midstream and intrastate transportation and storage operations is exposed to risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and ETP and Regency expect this volatility to continue. For example, during the year ended December 31, 2011, the NYMEX settlement price for the prompt month contract ranged from a high of $4.38 per MMBtu to a low of $3.36 per MMBtu. Additionally, a composite of the Mt. Belvieu average NGLs price based upon ETP’s average NGLs composition during the year ended December 31, 2011 ranged from a high of approximately $1.36 per gallon to a low of approximately $1.15 per gallon.
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
From time to time, ETP and Regency have sought to limit a portion of the adverse effects resulting from changes in natural gas and other commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by their trading, marketing and/or system optimization activities. To the extent that either ETP or Regency hedges its commodity price and interest rate exposures, it foregoes the benefits it would otherwise experience if commodity prices or interest rates were to change favorably. In addition, even though monitored by management, ETP’s and Regency’s derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to ETP’s or Regency’s physical or financial positions, or internal hedging policies and procedures are not followed.

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
FERC has adopted market-monitoring and annual and quarterly reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to FERC’s NGA jurisdiction, such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. These regulations may result in administrative burdens and additional compliance costs for ETP and Regency.
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
On September 21, 2011, in lieu of filing a new general rate case filing under Section 4 of the NGA, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. Transwestern is required to file a new general rate case on October 1, 2014. However, shippers which were not parties to the settlement have the right to challenge the lawfulness of tariff rates that have become final and effective. FERC may also investigate such rates on its own initiative.
Some of the shippers on ETP and Regency's interstate pipelines pay rates established pursuant to long-term, negotiated rate transportation agreements. Prospective shippers on interstate pipelines that elect not to pay a negotiated rate for service may instead choose to pay a cost-based recourse rate. Negotiated rate agreements generally provide a degree of certainty to the pipeline and shipper as to a fixed rate during the term of the relevant transportation agreement, but such agreements can limit the pipeline’s future ability to collect costs associated with construction and operation of the pipeline that might be higher than anticipated at the time the negotiated rate agreement was entered.
Any successful challenge to the rates of ETP’s or Regency’s interstate natural gas companies, whether the result of complaint, protest or investigation, could reduce its revenues associated with providing transportation services on a prospective basis. We, ETP and Regency cannot assure Unitholders that ETP’s or Regency’s interstate pipelines will be able to recover all of their costs through existing or future rates.
The ability of interstate pipelines held in tax-pass-through entities, like ETP and Regency, to include an allowance for income taxes in their regulated rates has been subject to extensive litigation before FERC and the courts, and the FERC’s current policy is subject to future refinement or change.
The ability of interstate pipelines held in tax-pass-through entities, like ETP and Regency, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before FERC and the courts for a number of years. It is currently FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. Under the FERC’s policy, ETP and Regency thus remain eligible to include an income tax allowance in the tariff rates their interstate pipelines charge for interstate natural gas transportation. The application of that policy remains subject to future refinement or change by FERC. With regard to rates charged and collected by Transwestern, the allowance for income taxes as a cost-of-service element in ETP’s tariff rates is generally not subject to challenge prior to the end of the term of its 2011 rate case settlement.
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
Similarly, MEP was required to obtain from FERC a certificate of public convenience and necessity to build, own and operate the Midcontinent Express pipeline. Although the FERC has granted such certificate authority, the FERC’s certificate order is currently pending judicial review before the United States Court of Appeals for the District of Columbia Circuit. ETP and Regency cannot give any assurance that the court will affirm, in all material respects, the FERC’s July 25, 2008 Midcontinent Express certificate order, or that the FERC will not materially alter the certificate order on any remand that might be ordered by the court. There are also pending requests for rehearing related to certain of the FERC’s post-certification orders related to the Midcontinent Express project. ETP and Regency cannot guarantee that these post-certification orders will not be altered on rehearing or that these orders will not be subject to judicial review.
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
ETP’s and Regency’s natural gas and NGL operations are subject to stringent federal, state and local laws and regulations that seek to protect human health and the environment, including those governing the emission or discharge of materials into the environment. These laws and regulations may require the acquisition of permits for ETP’s and Regency’s operations, result in capital expenditures to manage, limit, or prevent emissions, discharges or releases of various materials from ETP’s and Regency’s pipelines, plants and facilities and impose substantial liabilities for pollution resulting from ETP’s and Regency’s operations. Several governmental authorities, such as the EPA have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctive relief.
ETP and Regency may incur substantial environmental costs and liabilities because of the underlying risk inherent to its operations. Certain environmental laws and regulations can provide for joint and several strict liability for cleanup to address discharges or releases of petroleum hydrocarbons or other materials or wastes at sites to which ETP or Regency may have sent wastes or on, under, or from ETP’s and Regency’s properties and facilities, many of which have been used for industrial activities for a number of years, even if such discharges were caused by ETP’s and Regency’s respective predecessors. Private parties, including the owners of properties through which ETP’s and Regency’s gathering systems pass or facilities where their petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. For example, the total accrued future estimated cost of remediation activities relating to ETP’s Transwestern pipeline operations was approximately $5.7 million as of December 31, 2011, which is included in the aggregate environmental accruals, and such activities are expected to continue through 2025.
Changes in environmental laws and regulations occur frequently, and changes that result in significantly more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on ETP’s and Regency’s operations or financial position. For example, the EPA in 2008 lowered the federal ozone standard from 0.08 ppm to 0.075 ppm, requiring the environmental agencies in states with areas that do not currently meet this standard to adopt new rules to further reduce NOx and other ozone precursor emissions. ETP and Regency have previously been able to satisfy the more stringent NOx emission reduction requirements that affect its compressor units in ozone non-attainment areas at reasonable cost, but there is no guarantee that the changes ETP or Regency may have to make in the future to meet the new ozone standard or other evolving standards will not require it to incur costs that could be material to its operations.
Recently proposed rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs, which may be significant.
On July 28, 2011, the U.S. Environmental Protection Agency ("EPA") proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA's proposed rule package includes New Source Performance Standards ("NSPS") to address emissions of sulfur dioxide and volatile organic compounds ("VOCs"), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA's proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of "green completions" for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA must take final action on the proposed rules by February 28, 2012. If finalized, these rules could require a number of modifications to ETP's or Regency's operations including the installation of new equipment. Compliance with such rules will be required within three years of publication of the final rules, and it could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact ETP's or Regency's businesses.
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
Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, the operations of ETP and Regency could be adversely affected in various ways, including damages to their facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for ETP’s and Regency’s natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that ETP and Regency produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for ETP’s and Regency’s fuels could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on the business of ETP and Regency.
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
ETP and Regency encounter competition from other midstream and transportation and storage companies.
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
ETP’s natural gas storage business may depend on neighboring pipelines to transport natural gas.
To obtain natural gas, ETP’s natural gas storage business depends on the pipelines to which they have access. Many of these pipelines are owned by parties not affiliated with ETP or Regency. Any interruption of service on those pipelines or adverse change in their terms and conditions of service could have a material adverse effect on ETP’s or Regency’s ability, and the ability of its customers, to transport natural gas to and from its facilities and a corresponding material adverse effect on ETP’s storage revenues. In addition, the rates charged by those interconnected pipelines for transportation to and from ETP’s facilities affect the utilization and value of its storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on ETP’s storage revenues.
ETP’s and Regency’s pipeline integrity programs may cause them to incur significant costs and liabilities.
ETP’s and Regency’s pipeline operations are subject to regulation by the DOT, under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of ETP’s current pipeline integrity testing programs, ETP estimates that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $3.4 million and operating and maintenance costs of $17.9 million over the course of the next year, while Regency estimates that compliance with these federal regulations and analogous state pipeline integrity requirements will results in $0.8 million. For the years ended December 31, 2011, 2010 and 2009, $18.3 million, $13.3 million and $31.4 million, respectively, of capital costs and $14.7 million, $15.4 million and $18.5 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing by ETP. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP or Regency to incur material capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of their pipelines.
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
ETP has a significant equity investment in AmeriGas and the value of this investment, and the cash distributions ETP expects to receive from this investment, are subject to the risks encountered by AmeriGas with respect to its business.
In January 2012, ETP consummated the contribution of its Propane Business to AmeriGas in exchange for consideration of approximately $1.46 billion in cash and approximately 29.6 million AmeriGas common units, plus the assumption of approximately $71 million of existing HOLP debt. The value of ETP's investment in AmeriGas common units and the cash distributions it expects to receive on a quarterly basis with respect to these common units, are subject to the risks encountered by AmeriGas with respect to its business, including the following:

•	adverse weather condition resulting in reduced demand;

•	cost volatility and availability of propane, and the capacity to transport propane to its customers;

•	the availability of, and its ability to consummate, acquisition or combination opportunities;

•	successful integration and future performance of acquired assets or businesses;

•	changes in laws and regulations, including safety, tax, consumer protection and accounting matters;

•	competitive pressures from the same and alternative energy sources;

•	failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues;

•	liability for environmental claims;

•	increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand;

•	adverse labor relations;

•	large customer, counter-party or supplier defaults;

•
liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia;

•	political, regulatory and economic conditions in the United States and foreign countries;

•	capital market conditions, including reduced access to capital markets and interest rate fluctuations;

•	changes in commodity market prices resulting in significantly higher cash collateral requirements;

•	the impact of pending and future legal proceedings;

•	the timing and success of its acquisitions and investments to grow its business; and

•	its ability to successfully integrate acquired businesses and achieve anticipated synergies.
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
The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173) in 2010, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. This legislation requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. It is not possible at this time to predict when the CFTC make these regulations effective. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
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
ETP's and Regency's pipelines may be subject to more stringent safety regulation.
On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, became effective. The new law requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The law requires numerous studies and/or the development of rules over the next two years covering the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related rules. The DOT has already proposed rules that address many areas of the newly adopted legislation. Any regulatory changes could have a material effect on ETP's or Regency's operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.
Certain of ETP’s and Regency’s assets may become subject to regulation.
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. The West Texas pipeline, which ETP and Regency acquired as part the LDH acquisition, transports NGLs within the state of Texas and is subject to regulation by the Texas Railroad Commission (“TRRC”). This NGL transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Such services must be provided in a manner that is just, reasonable and non-discriminatory. ETP and Regency believe that this NGL system does not currently provide interstate service and that it is thus not subject to FERC jurisdiction under the Interstate Commerce Act (the "ICA") and the Energy Policy Act of 1992. We cannot guarantee that the jurisdictional status of this NGL pipeline system will remain unchanged. If the West Texas pipeline became subject to regulation by the FERC, pursuant to the ICA, the FERC’s rate-making methodologies may, among other things, delay the use of rates that reflect increased costs and subject ETP or Regency to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or to additional taxation as an entity for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
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
In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we, ETP or Regency conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. We currently own property or conduct business in more than 40 states, either directly or indirectly as a result of ETP's investment in AmeriGas. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.
Risks Related to ETE’s Acquisition of Southern Union Company (“SUG Merger”)
The failure to successfully combine the businesses of ETE and Southern Union Company (“Southern Union”) in the expected time frame may adversely affect ETE’s future results.
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
The completion of the SUG Merger is subject to the absence of a material adverse change to the business or results of operation of ETE and SUG, the receipt of necessary regulatory approvals and the satisfaction or waiver of other conditions specified in the merger agreement related to the SUG transaction. In the event those conditions to closing are not satisfied or waived, we would not complete the SUG Merger.
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
ETE intends to finance a portion of the cash component of the SUG Merger consideration with debt financing. In October 2011, ETE entered into a credit agreement with a group of lenders (the "Bridge Lenders") pursuant to which, subject to the conditions set forth therein, the Bridge Lenders have committed to provide a 364-day a bridge term loan facility (the "Bridge Term Loan Facility") in an aggregate principal amount of $3.7 billion (or such lesser amount as is equal to the lesser of (i) the amount that is sufficient to fund the total amount of cash consideration paid in the SUG Merger and (ii) the amount that ETE may elect to borrow). The commitment to provide the Bridge Term Facility is subject to various conditions, including the absence of a material adverse effect on Southern Union having occurred subsequent to December 31, 2010 and other customary closing conditions.
In the event that the financing contemplated by the Bridge Term Facility is not available to ETE, other financing may not be available to ETE on acceptable terms, in a timely manner, or at all. If other financing becomes necessary and ETE is unable to secure such additional financing, the SUG Merger may not be completed. ETE does not have a right to terminate the merger agreement in the event it does not have adequate funds to complete the transaction at closing. In the merger agreement, ETE represented to Southern Union that it would have available, at the closing of the SUG Merger, all funds required to consummate the transactions contemplated by the merger agreement. Southern Union would have a right to terminate the merger agreement if ETE breached this representation in a manner such that ETE would not be able to satisfy this representation on or before June 30, 2012, or in the event some regulatory approvals have not been achieved, December 31, 2012.
Pending litigation against ETE and Southern Union could result in the payment of damages in the event the SUG Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the SUG Merger.
In connection with the SUG Merger, purported stockholders of Southern Union have filed several stockholder class action lawsuits against ETE, Southern Union, and the Southern Union Board in the District Courts of Harris County, Texas and in the Delaware Courts of Chancery. Among other remedies, the plaintiffs seek monetary damages. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could result in substantial costs to ETE and Southern Union, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against ETE and/or Southern Union related to the SUG Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the SUG Merger is completed may adversely affect the combined company’s business, financial condition or results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
A description of our properties is included in “Item 1. Business.” We share an office building for our executive office in Dallas, Texas with ETP. In addition, ETP owns office buildings in Houston and San Antonio, Texas and Regency leases two floors in an office building in Dallas, Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
Substantially all of ETP’s and Regency’s pipelines, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. ETP and Regency have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. ETP also owns and operates multiple natural gas and NGL storage facilities and owns or leases processing, treating and conditioning facilities in connection with its midstream operations.

ITEM 3. LEGAL PROCEEDINGS
We are not aware of any material legal or governmental proceedings against ETE or our Operating Companies, or contemplated to be brought against ETE or our Operating Companies, under the various environmental protection statutes to which we and they are subject.
For a description of legal proceedings, see Note 10 to our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Parent Company
Market Price of and Distributions on Common Units and Related Unitholder Matters
The Parent Company’s common units are listed on the NYSE under the symbol “ETE.” The following table sets forth, for the periods indicated, the high and low sales prices per ETE Common Unit, as reported on the NYSE Composite Transaction Tape, and the amount of cash distributions paid per ETE Common Unit for the periods indicated.

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2011:
Fourth Quarter (2)	$42.00	$30.78	$0.625
Third Quarter (2)	45.42	33.21	0.625
Second Quarter (2)	47.34	38.77	0.625
First Quarter (2)	45.47	37.27	0.560
Fiscal Year 2010:
Fourth Quarter (2)	$40.46	$36.90	$0.540
Third Quarter (2)	37.97	32.61	0.540
Second Quarter (2)	35.51	27.25	0.540
First Quarter	34.80	30.09	0.540

(1)
Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “– Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.

(2)	Excludes the Series A Convertible Preferred Units issued in connection with the Regency Transactions in May 2010. See Note 7 to our consolidated financial statements.
Description of Units
As of February 1, 2012, there were approximately 86,914 individual common unitholders, which includes common units held in street name. Common units represent limited partner interest in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).
As of December 31, 2011, common units represent an aggregate 99.69% limited partner interest in us. Our General Partner owns an aggregate 0.31% General Partner interest in us. Our common units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described below under “– Cash Distribution Policy”.
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
The selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

	Years Ended December 31,				Four Months Ended December 31, 2007	Year Ended August 31, 2007
Statement of Operations Data:	2011	2010	2009	2008
Total revenues	$8,240,703	$6,598,132	$5,417,295	$9,293,367	$2,349,342	$6,792,037
Operating income	1,234,819	1,036,729	1,110,398	1,098,903	316,651	809,336
Income from continuing operations	528,247	337,824	697,871	679,754	182,809	551,968
Basic net income per limited partner unit	1.39	0.86	1.98	1.68	0.41	1.56
Diluted net income per limited partner unit	1.38	0.86	1.98	1.68	0.41	1.55
Cash distribution per unit	2.44	2.16	2.14	1.91	0.55	1.46
Balance Sheet Data (at period end):
Total assets	20,896,793	17,378,730	12,160,509	11,069,902	9,462,094	8,183,089
Long-term debt, less current maturities	10,946,864	9,346,067	7,750,998	7,190,357	5,870,106	5,198,676
Total equity	7,388,945	6,247,732	3,220,251	2,339,316	2,091,156	1,835,300

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Energy Transfer Equity, L.P. is a Delaware limited partnership whose common units are publicly traded on the NYSE under the ticker symbol “ETE.” ETE was formed in September 2002 and completed its initial public offering in February 2006.
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” of this report.
Unless the context requires otherwise, references to “we,” “us,” “our,” and “ETE” shall mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners G.P., L.P. (“ETP GP”), the General Partner of ETP, ETP GP’s General Partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), Regency Energy Partners LP (“Regency”), Regency GP LP (“Regency GP”), the general partner of Regency, and Regency GP’s General Partner, Regency GP LLC (“Regency LLC”). References to “the Parent Company” shall mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
Energy Transfer Equity, L.P. directly and indirectly owns equity interests in ETP and Regency, both publicly traded master limited partnerships engaged in diversified energy-related services.
At December 31, 2011, our equity interests consisted of:

	General Partner Interest (as a % of total partnership interest)	Incentive Distribution Rights (“IDRs”)	Limited Partner Units
ETP	1.5%	100%	50,226,967
Regency	1.8%	100%	26,266,791
The principal sources of the Parent Company's cash flow are distributions it receives from its direct and indirect investments in limited and general partner interests in ETP and Regency. The Parent Company’s primary cash requirements are for distributions to its partners and holders of the Series A Convertible Preferred Units (the “Preferred Units”), general and administrative expenses, debt service requirements and at ETE's election, capital contributions to ETP and Regency in respect of ETE's general partner interest in ETP and Regency. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of ETE's subsidiaries.
We acquired our equity interests in Regency in a series of transactions, which we refer to as the “Regency Transactions,” that were completed on May 26, 2010. In the Regency Transactions, we:

•	acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Preferred Units having an aggregate liquidation preference of $300 million;

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
General
Our primary objective is to increase the level of our distributable cash flow to our unitholders over time by pursuing a business strategy that is currently focused on growing our subsidiaries’ natural gas and NGL businesses through, among other things, pursuing certain construction and expansion opportunities relating to our subsidiaries’ existing infrastructure and acquiring certain strategic operations and businesses or assets. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash our subsidiaries generate from their operations.
Our principal operations include the following reportable segments:

•
Investment in ETP – ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include more than 17,500 miles of gathering and transportation pipelines, treating and processing assets, and three storage facilities located in Texas. ETP also holds a 70% membership interest in Lone Star NGL LLC (“Lone Star”), a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi.

•
Investment in Regency – Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Bone Spring and Avalon shales, as well as the Permian Delaware basin. Its assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% membership interest in Lone Star.

Each of the respective general partners of ETP and Regency have separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners. See further discussion of ETP and Regency’s operations in Note 1 to our consolidated financial statements.
Recent Developments
Pending Acquisition
On July 19, 2011, we entered into a transaction to acquire Southern Union Company, a Delaware corporation (“SUG”). This transaction, which we refer to as the SUG Merger, will provide us with direct ownership of assets that are complementary to the assets owned and operated by ETP and Regency. To execute the SUG Merger, we entered into a Second Amended and Restated Plan of Merger (the “SUG Merger Agreement”) with Sigma Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and SUG. The Second Amended Merger Agreement modifies certain terms of the Amended and Restated Agreement and Plan of Merger entered into by us, Merger Sub and SUG on July 4, 2011. Under the terms of the SUG Merger Agreement, Merger Sub will merge with and into SUG, with SUG continuing as the surviving entity and becoming our wholly-owned subsidiary subject to certain conditions to close. Pursuant to the SUG Merger Agreement, we will acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
As described in more detail below under the caption “Liquidity and Capital Resources — Overview — Parent Company Only,” we have secured $3.7 billion in committed financing from the Bridge Loan Lenders to fund a portion of the cash consideration related to the SUG Merger, which is expected to be replaced by permanent financing with the syndication of a new senior secured credit facility of up to $2.3 billion, and completion of the Citrus Acquisition. On December 9, 2011, the special meeting of the SUG stockholders was held and the SUG stockholders voted to approve the SUG Merger. We and SUG have made filings with the Missouri Public Service Commission and expect to receive its approval of the SUG Merger in the first quarter of 2012. Closing of this business combination is contingent upon several conditions, including regulatory approvals, and we expect the transaction to close in the first quarter of 2012.
On July 19, 2011, ETP entered into an Amended Citrus Merger Agreement pursuant to which it is anticipated that SUG will cause the contribution to ETP of SUG’s 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission (“FGT”) pipeline system, in exchange for approximately $1.895 billion in cash and $105 million of ETP Common Units, contemporaneous with the completion of the merger between SUG and us pursuant to the SUG Merger Agreement as described in Note 3 to our consolidated financial statements.
We expect to incur additional general and administrative costs in connection with consummation of this merger.

Propane Operations
On January 12, 2012, ETP contributed its propane operations, consisting of Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”) (collectively, the “Propane Business”), to AmeriGas Partners, L.P. (“AmeriGas”). ETP received $1.46 billion in cash and approximately 29.6 million AmeriGas common units in consideration for the contribution of the Propane Business. AmeriGas also assumed of approximately $71 million of existing HOLP debt.
ETP's 2012 Financing Transactions
In January 2012, ETP issued $2.0 billion principal amount of Senior Notes, the proceeds from which it anticipates using to fund the cash potion of the Citrus Acquisition and for general partnership purposes. In January and February 2012, ETP also completed the repurchase of approximately $750 million of its Senior Notes.
Ranch Joint Venture
On December 2, 2011, Ranch Westex JV LLC (“Ranch JV”) was formed by Regency, Anadarko Pecos Midstream LLC and Chesapeake West Texas Processing, L.L.C., each owning 33.33% of the joint venture. Ranch JV, upon completion of construction in 2012, will process natural gas delivered from the NGL-rich Bone Springs and Avalon shale formations in West Texas. The project consists of two plants, a 25 MMcf/d refrigeration plant and a 100 MMcf/d cryogenic processing plant. The initial start-up of the refrigeration unit is expected to be in service by the second quarter of 2012, with full facilities available by the fourth quarter of 2012.
Trends and Outlook
We expect to close the SUG Merger in the near term, and we expect that the merger will:

•	provide accretion to cash flow, both immediately and over the long-term;

•	provide a commercial and operational fit with the existing natural gas and NGL operations that we control through ETP and Regency;

•	create a larger interstate and midstream platform with enhanced and expanded geographic diversity;

•
add significant demand-side, market-centric pipelines to the asset portfolio that we control and provide additional organic growth opportunities in strategic geographical locations as well as potential affiliate joint ventures;

•	increase our fee-based revenues from long-term contracts with strong credit quality customers;

•	allow us and our subsidiaries to take advantage of immediate operational and commercial synergies;

•	diversify our cash flow, as the combined entities will derive a larger portion of cash flow from large scale, regulated and investment-grade operations; and,

•	provide the potential for asset drop-downs to ETP and Regency or asset sales over time.
In addition, we expect to benefit from continued organic growth and acquisitions among our existing consolidated subsidiaries. ETP, Regency and Lone Star's aggregate growth capital expenditures for 2011 were $1.8 billion. In 2012, ETP, Regency and Lone Star expect their aggregate capital expenditures to be between $2.6 billion and $2.9 billion, which includes additional NGL assets including construction of a NGL fractionator at Mont Belvieu, assets in in the Eagle Ford Shale, assets in the Woodford and Barnett Shales, in addition to various other growth projects. In addition to these capital expenditures, ETP expects to complete its acquisition of a 50% interest in Citrus Corp. in conjunction with our acquisition of SUG, as described above. Along with the inherent benefits of greater scale and cash flow diversification that we experience from growth and acquisitions that occur at ETP and Regency, we also expect to directly benefit through increases in the distributions that we receive through our limited partner, general partner and IDR interests in ETP and Regency.

Results of Operations
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 (tabular dollar amounts are expressed in thousands)
Consolidated Results

	Years Ended December 31,		Change
	2011	2010
Revenues	$8,240,703	$6,598,132	$1,642,571
Cost of products sold	5,182,999	4,111,337	1,071,662
Gross margin	3,057,704	2,486,795	570,909
Operating expenses	918,918	784,546	134,372
Depreciation and amortization	611,809	431,199	180,610
Selling, general and administrative	292,158	234,321	57,837
Operating income	1,234,819	1,036,729	198,090
Interest expense, net of interest capitalized	(739,811)	(624,887)	(114,924)
Equity in earnings of affiliates	117,188	65,220	51,968
Losses on disposal of assets	(816)	(5,255)	4,439
Losses on non-hedged interest rate derivatives	(77,806)	(52,357)	(25,449)
Allowance for equity funds used during construction	957	28,942	(27,985)
Impairment of investments in affiliates	(5,355)	(52,620)	47,265
Other, net	15,954	(44,210)	60,164
Income tax expense	(16,883)	(13,738)	(3,145)
Loss from discontinued operations	—	(1,244)	1,244
Net income	$528,247	$336,580	$191,667

The discussion under “Parent Company Results” below analyzes the results of operations of the Parent Company on a stand alone basis for the periods presented, and the discussion under “Segment Operating Results” below analyzes the results of operations related to our reportable segments.
Parent Company Results
The Parent Company currently has no separate operating activities apart from those conducted by the operating subsidiaries of ETP and Regency and its principal sources of cash flow are from its direct and indirect investments in the limited and general partner interests of ETP and Regency.
The following table presents the results of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended December 31,		Change
	2011	2010
Selling, general and administrative expenses	$(29,641)	$(21,829)	$(7,812)
Interest expense	(163,612)	(167,658)	4,046
Equity in earnings of affiliates	509,361	455,901	53,460
Losses on non-hedged interest rate derivatives	—	(53,388)	53,388
Other, net	(5,796)	(19,721)	13,925
Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased principally due to an increase in acquisition-related costs associated with the SUG Merger. Acquisition-related costs of $21.4 million were incurred in 2011 in relation to the SUG Merger compared to $12.8 million of acquisition-related costs associated with the Regency Transaction in 2010.

Interest Expense.  Interest expense decreased primarily due to the recognition of $66.4 million of realized losses on hedged interest rate swaps in September 2010 in connection with the refinancing of indebtedness that would have come due in 2011 and 2012. These realized losses were offset by an increase in interest expense that primarily resulted from the Parent Company's issuance of $1.8 billion of aggregate principal amount of 7.5% senior notes in September 2010.
In addition, interest expense for the periods presented reflected distributions on the Preferred Units issued by ETE in connection with the acquisition of a controlling interest in Regency in May 2010. Distributions on Preferred Units were $24 million and $14.4 million for the years ended December 31, 2011 and 2010, respectively.
Equity in Earnings of Affiliates.  Equity in earnings of affiliates represents earnings of the Parent Company related to its investments in ETP and Regency. The Parent Company recorded equity in earnings of ETP of $490.3 million and $455.3 million for the years ended December 31, 2011 and 2010, respectively. An analysis of ETP's operating results is included in “Segment Operating Results” below. The Parent Company recorded equity in earnings of Regency of $19.1 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. Equity in earnings of Regency for 2010 represents only the period subsequent to the Parent Company's acquisition of a controlling interest in Regency in May 2010.
Losses on Non-Hedged Interest Rate Derivatives.  In September 2010, the Parent Company terminated its interest swaps that were not accounted for as hedges in connection with its issuance of $1.8 billion of senior notes. Prior to that settlement, changes in the fair value of and cash payments related to these swaps were recorded directly in earnings.
Other, net.  Other expenses decreased primarily due to a decrease between periods related to non-cash charges recorded to increase the carrying value of the ETE Preferred Units that were issued by the Parent Company in connection with the acquisition of a controlling interest in Regency in May 2010. The year ended December 31, 2010 included a non-cash charge of $12.7 million and the year ended December 31, 2011 included a non-cash charge of $5.3 million to increase the carrying value of the ETE Preferred Units.
Segment Operating Results
We have two reportable segments, which conduct their business exclusively in the United States of America, as follows:

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
For additional information regarding our business segments, see “Item 1. Business” of this report and Notes 1 and 14 to our consolidated financial statements.
Net income by segment is as follows:

	Years Ended December 31,
	2011	2010	Change
Investment in ETP	$697,162	$617,222	$79,940
Investment in Regency	73,619	(5,972)	79,591
Corporate and Other	(214,346)	(274,670)	60,324
Adjustments and Eliminations	(28,188)	—	(28,188)
Net income	$528,247	$336,580	$191,667

Investment in ETP

	Years Ended December 31,		Change
	2011	2010
Revenues	$6,850,440	$5,884,827	$965,613
Cost of products sold	4,189,353	3,599,941	589,412
Gross margin	2,661,087	2,284,886	376,201
Operating expenses	773,767	707,271	66,496
Depreciation and amortization	430,904	343,011	87,893
Selling, general and administrative	211,609	176,433	35,176
Operating income	1,244,807	1,058,171	186,636
Interest expense, net of interest capitalized	(474,113)	(412,553)	(61,560)
Equity in earnings of affiliates	25,836	11,727	14,109
Losses on disposal of assets	(3,188)	(5,043)	1,855
Gains (losses) on non-hedged interest rate derivatives	(77,409)	4,616	(82,025)
Allowance for equity funds used during construction	957	28,942	(27,985)
Impairment of investments in affiliates	(5,355)	(52,620)	47,265
Other, net	4,442	(482)	4,924
Income tax expense	(18,815)	(15,536)	(3,279)
Net income	$697,162	$617,222	$79,940
Gross Margin.  For the year ended December 31, 2011 compared to the year ended December 31, 2010, ETP’s gross margin increased primarily due to the net impacts of the following:

•
Revenue generated by ETP's interstate transportation operations increased $154.3 million primarily as a result of incremental revenues from the Tiger pipeline being placed into service in December 2010 and a related expansion placed into service in August 2011. Increased revenue from the Tiger pipeline was partially offset by decreased revenue from the Transwestern pipeline as a result of lower volumes.

•
Gross margin from ETP's midstream operations increased $97.2 million, $44.7 million of which was a result from increases in gathering and processing fee-based revenues primarily due to increased volumes in production in the Eagle Ford Shale along with increased volumes in ETP's assets in West Virginia and North Texas. Gross margin for non fee-based contracts and processing increased $48.7 million primarily due to more favorable NGL prices.

•
Gross margin from ETP's NGL transportation and services operations was $178.8 million during 2011, which represented 100% of the results from Lone Star since LDH Energy Asset Holdings LLC ("LDH") was acquired in May 2011. Accordingly, no comparative amounts were reflected in ETP's results prior to May 2, 2011.

•
Gross margin from ETP's retail propane and other retail propane related operations decreased $37.1 million primarily as a result of decreased volumes which were affected by unfavorable weather patterns and continued customer conservatism.

Operating Expenses.  Operating expenses increased during 2011 compared to 2010 primarily due to operating expenses of $39.4 million for Lone Star, which acquired LDH in May 2011 and was not reflected in prior period. In addition, operating expenses for ETP's midstream operations increased $17.7 million as a result of increased maintenance and operating expenses and employee expenses due to higher volumes and assets on its systems and processing/treating facilities. The completion of the Tiger pipeline and its related expansion also attributed to increases in operating expenses.
Depreciation and Amortization. Depreciation and amortization increased due to acquisitions and assets placed in service since 2010. Depreciation and amortization increased by $28.3 million for ETP’s interstate transportation operations primarily due to the Tiger pipeline which was placed in service in December 2010. Depreciation and amortization increased by $25.3 million for ETP’s midstream operations primarily due to incremental depreciation from the continued expansion of its Northern Louisiana and Southeast Texas assets. Depreciation and amortization for ETP’s NGL transportation and services operations was $32.5 million from its inception in May 2011 through December 31, 2011.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased partially due to selling, general and administrative expenses of $13.3 million for Lone Star, which was acquired in May 2011 and not reflected in the prior period. In addition, selling, general and administrative expenses for ETP's interstate operations increased $13.9 million primarily due to increased allocated and employee-related expenses, including incremental amounts related to the Tiger pipeline.
Interest Expense. Interest expense increased primarily due to ETP's issuance of $1.5 billion of senior notes in May 2011, the proceeds from which were used to repay borrowings on its revolving credit facility, to fund growth projects and for general partnership purposes.
Gains (Losses) on Non-Hedged Interest Rate Derivatives. The year ended December 31, 2011 reflected losses on non-hedged interest rate swaps for which ETP had total notional amounts outstanding of $1.65 billion as of December 31, 2011, which included $1.15 billion of forward-starting floating-to-fixed swaps used to hedge interest rates associated with anticipated note issuances and $500 million of fixed-to-floating swaps used to swap a portion of ETP's fixed rate debt to floating. During the second half of 2011, forward rates decreased significantly due to global economic uncertainty which resulted in unrealized non-cash losses on ETP's forward-starting floating-to-fixed swaps.
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction for 2011 reflected amounts recorded in connection with the expansion of the Tiger pipeline which was completed in August 2011, whereas 2010 reflected amounts recorded in connection with the original construction of the Tiger pipeline.
Impairment of Investments in Affiliates. For 2011, ETP's results reflected a non-cash charge to write off all of its investment in a joint venture for which projects are no longer being pursued. During 2010, in conjunction with the transfer of its interest in Midcontinent Express Pipeline LLC ("MEP") in May 2010, ETP recorded a non-cash charge of approximately $52.6 million to reduce the carrying value of its interest in MEP to its estimated fair value.
Income Tax Expense. The increase in income tax expense between the periods was primarily due to increases in taxable income within ETP's subsidiaries that are taxable corporations, in addition to an increase in amounts recorded for the Texas margins tax resulting from increased operating income.
Investment in Regency

	Years Ended December 31,
	2011	2010	Change
Revenues	$1,433,898	$716,613	$717,285
Cost of products sold	1,012,826	504,327	508,499
Gross margin	421,072	212,286	208,786
Operating expenses	147,643	77,808	69,835
Depreciation and amortization	168,684	75,967	92,717
Selling, general and administrative	67,408	43,739	23,669
Gains (losses) on disposal of assets	(2,372)	213	(2,585)
Operating income	39,709	14,559	25,150
Interest expense, net of interest capitalized	(102,474)	(48,251)	(54,223)
Equity in earnings of affiliates	119,540	53,493	66,047
Other, net	17,309	(23,977)	41,286
Income tax expense	(465)	(552)	87
Loss from discontinued operations	—	(1,244)	1,244
Net income	$73,619	$(5,972)	$79,591
ETE obtained control of Regency on May 26, 2010. Changes between the year ended December 31, 2011 and the period from May 26, 2010 to December 31, 2010 were primarily due to the consolidation of Regency beginning May 26, 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (tabular dollar amounts are expressed in thousands)
Consolidated Results

	Years Ended December 31,		Change
	2010	2009
Revenues	$6,598,132	$5,417,295	$1,180,837
Cost of products sold	4,111,337	3,122,056	989,281
Gross margin	2,486,795	2,295,239	191,556
Operating expenses	784,546	680,893	103,653
Depreciation and amortization	431,199	325,024	106,175
Selling, general and administrative	234,321	178,924	55,397
Operating income	1,036,729	1,110,398	(73,669)
Interest expense, net of interest capitalized	(624,887)	(468,420)	(156,467)
Equity in earnings of affiliates	65,220	20,597	44,623
Losses on disposal of assets	(5,255)	(1,564)	(3,691)
Gains (losses) on non-hedged interest rate derivatives	(52,357)	33,619	(85,976)
Allowance for equity funds used during construction	28,942	10,557	18,385
Impairment of investment in affiliate	(52,620)	—	(52,620)
Other, net	(44,210)	1,913	(46,123)
Income tax expense	(13,738)	(9,229)	(4,509)
Loss from discontinued operations	(1,244)	—	(1,244)
Net income	$336,580	$697,871	$(361,291)

Parent Company Results
The following table presents the results of the stand-alone results of operations of the Parent Company for the periods indicated:

	Years Ended December 31,		Change
	2010	2009
Selling, general and administrative expenses	$(21,829)	$(4,970)	$(16,859)
Interest expense	(167,658)	(74,049)	(93,609)
Equity in earnings of affiliates	455,901	526,383	(70,482)
Losses on non-hedged interest rate derivatives	(53,388)	(5,620)	(47,768)
Other, net	(19,721)	79	(19,800)
Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased principally due to $12.8 million in acquisition-related costs associated with the Regency Transactions.
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

The remainder of the increase in Parent Company interest expense was primarily due to the issuance of senior notes in September 2010, which senior notes bore interest at a higher rate than the previous revolving credit facility and term loan facility.
Equity in Earnings of Affiliates.  Equity in earnings of affiliates decreased from 2009 to 2010 primarily due to a decrease in ETP’s net income, as discussed below under “Segment Operating Results — Investment in ETP.”
Losses on Non-Hedged Interest Rate Derivatives.  The Parent Company terminated its interest swaps that were not accounted for as hedges in September 2010 in connection with our issuance of $1.8 billion of senior notes. Prior to that settlement, changes in the fair value of and cash payments related to these swaps were recorded directly in earnings. The variable portion of these swaps was based on the three month LIBOR and its corresponding forward curve. Increases in losses on non-hedged interest rate derivatives were due to changes in these rates. The Parent Company recorded unrealized losses on its interest rate swaps as a result of decreases in the relevant floating index rates during the periods presented.
Other, net.  Other expenses increased primarily due to the non-cash charge of $12.7 million recorded to increase the carrying value of the Series A Convertible Preferred Units.
Segment Operating Results
Net income by segment was as follows:

	Years Ended December 31,
	2010	2009	Change
Investment in ETP	$617,222	$791,542	$(174,320)
Investment in Regency	(5,972)	—	(5,972)
Corporate and Other	(274,670)	(93,671)	(180,999)
Net income	$336,580	$697,871	$(361,291)

Investment in ETP

	Years Ended December 31,		Change
	2010	2009
Revenues	$5,884,827	$5,417,295	$467,532
Cost of products sold	3,599,941	3,122,056	477,885
Gross margin	2,284,886	2,295,239	(10,353)
Operating expenses	707,271	680,893	26,378
Depreciation and amortization	343,011	312,803	30,208
Selling, general and administrative	176,433	173,936	2,497
Operating income	1,058,171	1,127,607	(69,436)
Interest expense, net of interest capitalized	(412,553)	(394,274)	(18,279)
Equity in earnings of affiliates	11,727	20,597	(8,870)
Losses on disposal of assets	(5,043)	(1,564)	(3,479)
Gains on non-hedged interest rate derivatives	4,616	39,239	(34,623)
Allowance for equity funds used during construction	28,942	10,557	18,385
Impairment of investment in affiliate	(52,620)	—	(52,620)
Other, net	(482)	2,157	(2,639)
Income tax expense	(15,536)	(12,777)	(2,759)
Net income	$617,222	$791,542	$(174,320)
Gross Margin.  ETP’s gross margin decreased primarily due to the net impacts of the following:

•
Gross margin related to ETP’s intrastate transportation and storage operations decreased $88.7 million due to (i) a decrease of $44.6 million in transportation fees primarily cause by a decrease in the average spot price differential between West and East Texas market hubs and (ii) a decrease of $68.0 million in storage margin caused by the spread between spot prices and forward prices of natural gas being less favorable in 2010 as compared to 2009. These decreases were partially offset by an increase of $18.1 million in margin from natural gas sales and other activity primarily due to more favorable margins on gas sales and favorable impacts from system optimization activities.

•
Revenues from ETP’s interstate transportation operations increased by $22.2 million primarily due to increased gas prices for operational gas sales related for the Transwestern pipeline. In addition, transportation revenues increased approximately $1.9 million due to incremental revenues of $10.2 million for the Tiger pipeline since being placed into service in December 2010.

•
Gross margin related to ETP’s midstream operations increased $85.3 million primarily due to (i) an increase of $24.1 million in fee-based gathering and processing revenues on ETP’s North Texas system, (ii) an increase of $27.9 million in gathering and processing revenues related to increased volumes resulting from ETP’s recent acquisitions and other growth capital expenditures located in Louisiana and West Virginia, and (iii) an increase of $63.0 million in non-fee based margin primarily due to higher processing margins and more favorable NGL prices. These increases in gross margin from ETP’s midstream operations were partially offset by a decrease of $34.2 million due to losses from marketing activities as a result of less favorable market conditions.

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
Interest Expense.  Interest expense increased principally due to ETP’s issuance of $1.0 billion of senior notes in April 2009 and Transwestern’s issuance of $350.0 million of senior notes in December 2009, a portion of the proceeds of which were used to repay borrowings that had been accruing interest at a lower rate.
Equity in Earnings of Affiliates.  Equity in earnings of affiliates decreased primarily due to ETP’s transfer of substantially all of our interest in MEP to ETE on May 26, 2010. The impact of the MEP transfer was offset by increased earnings from MEP during the period prior to May 26, 2010 as a result of placing the Midcontinent Express pipeline into service in 2009.
Losses on Disposal of Assets.  The increase in losses from the disposal of assets in 2010 primarily resulted from the retirement of pad gas from ETP’s Bammel Storage Facility.
Gains on Non-Hedged Interest Rate Derivatives.  The gains on non-hedged interest rate swaps in 2009 resulted from an increase in the index rate during the periods presented prior to settlement. The gains on non-hedged interest rate derivatives in 2010 reflect the gains recognized on swaps entered into during the period.
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
Investment in Regency

	Years Ended December 31,
	2010	2009	Change
Revenues	$716,613	$—	$716,613
Cost of products sold	504,327	—	504,327
Gross margin	212,286	—	212,286
Operating expenses	77,808	—	77,808
Depreciation and amortization	75,967	—	75,967
Selling, general and administrative	43,739	—	43,739
Loss on disposal of assets	213	—	213
Operating income	14,559	—	14,559
Interest expense, net of interest capitalized	(48,251)	—	(48,251)
Equity in earnings of affiliates	53,493	—	53,493
Other, net	(23,977)	—	(23,977)
Income tax expense	(552)	—	(552)
Loss from discontinued operations	(1,244)	—	(1,244)
Net income	$(5,972)	$—	$(5,972)
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
Regency’s results for the period from May 26, 2010 through December 31, 2010 reflected a net loss on debt refinancing of approximately $15.7 million, included in other expenses above, related to its redemption of $357.5 million 8.375% senior notes in October 2010. Regency issued $600 million of 6.875% senior notes and used the proceeds to redeem all of its $357.5 million 8.375% senior notes as well as to repay a portion of the outstanding borrowings on its revolving credit facility. The net impact of these borrowings and repayments also resulted in a slight increase in interest expense recognized within the period.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The principal sources of the Parent Company's cash flow are distributions it receives from its direct and indirect investments in limited and general partner interests in ETP and Regency. The amount of cash that ETP and Regency distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below.
The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements, distributions to its partners and holders of the Preferred Units and at ETE’s election, capital contributions to ETP and Regency in respect of ETE’s general partner interests in ETP and Regency. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP and Regency. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
On July 19, 2011, ETE entered into the SUG Merger Agreement. Under the terms of the SUG Merger Agreement, ETE will acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion at the time of the execution of the SUG Merger Agreement, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Pursuant to the SUG Merger Agreement, stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
ETE intends to finance a portion of the cash component of the SUG Merger consideration with debt financing. In connection with entering into the merger agreement, ETE has entered into a senior bridge term loan credit agreement (the "Bridge Loan Agreement") with the Bridge Lenders, pursuant to which, subject to the conditions set forth therein, the Bridge Lenders have agreed to provide a 364-day Bridge Term Loan Facility in an aggregate principal amount of $3.7 billion. ETE's ability to borrow under the Bridge Loan Agreement is subject to the satisfaction of certain conditions precedent, including the absence of a material adverse affect on SUG having occurred subsequent to December 31, 2010 and the delivery of certain documents requested by the administrative agent (such as financial statements, favorable opinions of counsel and customary corporate authorization documents) and the payment of relevant fees and expenses. ETE may use the proceeds of the loans under the Bridge Loan Agreement to finance the SUG Merger, to repay its remaining indebtedness under the Parent Company Credit Agreement (to the extent repaid on the date of initial borrowing under the Bridge Loan Agreement) and to pay transaction costs related to the consummation of the SUG Merger and the Bridge Loan Agreement.
We intend to pursue other financing sources, including a senior note offering or term loan; however, there is no assurance that such financing will be obtained or at terms more favorable than the Bridger Loan Agreement.
In February 2012, we launched the syndication of a new senior secured credit facility of up to $2.3 billion. We intend to use the net proceeds from the senior secured credit facility, along with proceeds received from ETP in the Citrus Acquisition, to fund the cash portion of the SUG Merger and pay related fees and expenses, including existing borrowings under ETE's revolving credit facility and for general partnership purposes. Upon closing, the new senior secured credit facility, combined with proceeds from the Citrus Acquisition, is expected to replace the previously announced $3.7 billion Bridge Term Facility.
We expect ETP and Regency to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time, as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

ETP
ETP’s ability to satisfy its obligations and pay distributions to its Unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the control of ETP’s management.
ETP currently believes that its business has the following future capital requirements:

•
growth capital expenditures for its midstream and intrastate transportation and storage operations, primarily for construction of new pipelines and compression facilities, for which ETP expects to spend between $800 million and $900 million in 2012;

•
growth capital expenditures for its NGL transportation and services operations of between $1.3 billion and $1.5 billion in 2012, for which ETP expects to receive capital contributions from Regency related to their 30% interest in Lone Star of between $350 million and $400 million; and

•
maintenance capital expenditures of between $130 million and $140 million in 2012, which include (i) capital expenditures for its intrastate operations for pipeline integrity and for connecting additional wells to its intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for its interstate operations, primarily for pipeline integrity; and (iii) capital expenditures related to NGL transportation and services, which includes amounts ETP expects to be funded by Regency related to its 30% interest in Lone Star.

ETP does not expect to make any growth capital expenditures in 2012 related to its interstate transportation operations.
The assets used in ETP's natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time it experiences increases in pipe costs due to a number of reasons, including but not limited to, replacing pipe caused by delays from mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond ETP's control. However, ETP includes these factors into its anticipated growth capital expenditures for each year.
As discussed in Note 3 to our consolidated financial statements, ETP entered into the Amended Citrus Merger Agreement on July 19, 2011. In January 2012, ETP issued senior notes to fund substantially all of the cash portion of the purchase price. ETP also intends to issue sufficient additional equity to maintain its investment grade credit rating and to use the proceeds from such equity issuances to repay other indebtedness and fund capital expenditures. In addition, ETP may enter into other acquisitions, including the potential acquisition of new pipeline systems.
ETP generally funds its capital requirements with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional common units or a combination thereof.
ETP Recently amended its revolving credit facility to, among other things, increase the capacity from $2.0 billion to $2.5 billion and extend the maturity date to 2016. As of December 31, 2011, in addition to approximately $106.8 million of cash on hand, ETP had available capacity under the ETP revolving credit facility (“ETP Credit Facility”) of approximately $2.16 billion. Based on current estimates, ETP expects to utilize capacity under the ETP Credit Facility, along with cash from ETP’s operations, to fund its announced growth capital expenditures and working capital needs through the end of 2012; however, ETP may issue debt or equity securities prior to that time as it deems prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.

Regency
Regency expects to funds its capital requirements with cash flows from its operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under its existing credit facility (the "Regency Credit Facility"), operating lease facilities, asset sales, debt offerings and the issuance of additional common units or a combination thereof. As of December 31, 2011, in addition to approximately $1.0 million of cash on hand, Regency had available capacity under the Regency Credit Facility of approximately $549.0 million.
Regency currently expects its capital expenditures to be as follows:

•	growth capital expenditures of $245 million in 2012 for its gathering and processing operations;

•	growth capital expenditures of $70 million in 2012 for its contract compression operations;

•	growth capital expenditures of $15 million in 2012 for its contract treating operations;

•
capital contributions in relation to its respective ownership interest in joint ventures of between $385million and $435 million in 2012 for its joint venture operations, which includes between $350 million and $400 million to Lone Star and $35 million to Ranch JV;

•	capital expenditures of $5 million in 2012 for its corporate and others operations; and

•	maintenance capital expenditures, including Regency's proportionate share related to joint ventures, of $28 million in 2012.
Regency may revise the timing of these expenditures as necessary to adapt to economic conditions. Regency expects to fund its growth capital expenditures with borrowings under its revolving credit facility and a combination of debt and equity issuances.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for ETP’s and Regency’s products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions, and other factors.
For the discussion that follows, certain amounts in prior periods have been reclassified to conform to the 2011 presentation.
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisition of assets, while changes in non-cash unit-based compensation expense result from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when ETP has a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of inventories, and the timing of advances and deposits received from customers.
Following is a summary of operating activities by period:
Year Ended December 31, 2011
Cash provided by operating activities in 2011 was $1.38 billion and net income was $528.2 million. The difference between net income and cash provided by operating activities in 2011 consisted of non-cash items totaling $687.2 million and changes in operating assets and liabilities of $158.1 million. The difference between net income and the net cash provided by operating activities also included distributions received from affiliates that exceeded equity in earnings by $3.1 million. The non-cash activity consisted primarily of depreciation and amortization of $611.8 million and non-cash compensation expense of $42.2 million.

Year Ended December 31, 2010
Cash provided by operating activities in 2010 was $1.09 billion and net income was $336.6 million. The difference between net income and cash provided by operating activities in 2010 consisted of non-cash items totaling $552.8 million and changes in operating assets and liabilities of $259.5 million. The difference between net income and the net cash provided by operating activities also included ETP interest rate swap termination proceeds of $26.5 million, ETE payments to terminate interest rate swaps of $168.6 million and distributions received from our affiliates that exceeded our equity in earnings by $80.0 million. The non-cash activity consisted primarily of depreciation and amortization of $431.2 million and an impairment in ETP’s investment of an affiliate of $52.6 million. In addition, non-cash compensation expense was $31.2 million. These amounts are partially offset by the allowance for equity funds used during construction of $28.9 million.
Year Ended December 31, 2009
Cash provided by operating activities in 2009 was $723.5 million and net income was $697.9 million. The difference between net income and cash provided by operating activities in 2009 consisted of non-cash items totaling $371.0 million (principally depreciation and amortization expense of $325.0 million and non-cash compensation of $25.8 million, partially offset by the allowance for equity funds used during construction of $10.6 million), offset by changes in operating assets and liabilities of $348.6 million.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, and cash contributions to ETP’s and Regency’s joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in ETP’s or Regency’s growth capital expenditures to fund their respective construction and expansion projects.
Following is a summary of investing activities by period:
Year Ended December 31, 2011
Cash used in investing activities in 2011 of $3.87 billion was comprised primarily of capital expenditures of $1.81 billion (excluding the allowance for equity funds used during construction), including changes in accruals of $97.8 million. ETP invested $1.42 billion for growth capital expenditures and $134.2 million for maintenance capital expenditures during 2011. Regency invested $354 million for growth capital expenditures and $22 million for maintenance capital during 2011. In addition, our subsidiaries paid cash for acquisitions of $1.97 billion, which primarily consisted of the acquisition of Lone Star and made net advances to joint ventures of $149.7 million.
Year Ended December 31, 2010
Cash used in investing activities in 2010 of $1.83 billion was comprised primarily of total capital expenditures of $1.51 billion (excluding the allowance for equity funds used during construction), including changes in accruals of $44.1 million. ETP invested $1.29 billion for growth capital expenditures in 2010 (primarily related to the Tiger pipeline) and $99.3 million for maintenance capital expenditures. Regency invested $152.3 million for growth capital expenditures and $6.9 million for maintenance capital expenditures between May 26, 2010 and December 31, 2010. In addition, Regency paid cash for acquisitions of $191.3 million, ETP paid cash for acquisitions of $177.9 million, and we received $24.0 million in cash from the acquisition of Regency. Regency received $70.2 million in cash for the sale of its East Texas assets. Our subsidiaries made advances to joint ventures of $92.6 million.
Year Ended December 31, 2009
Cash used in investing activities in 2009 of $1.35 billion was comprised primarily of $530.3 million invested for growth capital expenditures (excluding the allowance for equity funds used during construction), including changes in accruals of $115.7 million. Total growth capital expenditures consist of $412.0 million for ETP’s midstream and intrastate transportation and storage operations, $78.9 million for ETP’s interstate operations, and $39.5 million for ETP’s propane operations. We also incurred $102.7 million in maintenance expenditures needed to sustain operations of which $65.0 million related to ETP’s midstream and intrastate operations, $13.2 million related to ETP’s interstate operations, and $24.4 million related to ETP’s propane operations. In addition, ETP made advances to MEP of $664.5 million and received a reimbursement from FEP of all of its contributions, including $9.0 million that it contributed in 2008. As a result of ETP’s acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions in 2009 exceeded the cash paid by $30.4 million.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund ETP’s and Regency’s acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Following is a summary of financing activities by period:
Year Ended December 31, 2011
Cash provided by financing activities was $2.54 billion in 2011. ETP received $1.47 billion in net proceeds from offerings of ETP Common Units, including $96.3 million under its equity distribution program (see Note 8 to our consolidated financial statements). In addition, Regency received $435.7 million in net proceeds from offerings of Regency Common Units. We had a consolidated net increase in our debt level of $2.00 billion and paid distributions of $525.6 million to our common unitholders and $24.0 million to the holders of our Preferred Units. In addition, ETP paid distributions of $561.5 million on limited partner interests other than those held by the Parent Company and Regency paid $217.0 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.
Year Ended December 31, 2010
Cash provided by financing activities was $761.0 million in 2010. ETP received $1.15 billion in net proceeds from offerings of ETP Common Units, including $239.3 million under ETP’s equity distribution program. In addition, Regency received $399.6 million in net proceeds from offerings of Regency Common Units. We had a consolidated net increase in our debt level of $310.4 million and paid distributions of $483.0 million to our common unitholders and $14.4 million to our preferred unitholders. In addition, ETP paid distributions of $475.7 million on limited partner interests other than those held by the Parent Company, and Regency paid $91.9 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.
Financing activities in 2010 also include the Parent Company’s completion of $1.8 billion of senior notes in September 2010, the proceeds of which were used to repay outstanding indebtedness under existing credit facilities.
Year Ended December 31, 2009
Cash provided by financing activities was $598.6 million in 2009. ETP received $936.3 million in net proceeds from equity offerings of ETP, including $81.5 million under ETP’s equity distribution program. Net proceeds from ETP’s equity offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes. In 2009, we had a net increase in our consolidated debt level of $522.0 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from ETP’s Common Unit offerings. ETP also received net proceeds of approximately $993.6 million from the issuance of senior notes which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes. In addition, Transwestern issued $350.0 million of senior notes, the proceeds from which were used to repay a portion of outstanding amounts under Transwestern’s intercompany loan agreement. ETP in turn, used the proceeds from Transwestern’s intercompany loan repayment to outstanding borrowings under the ETP Credit Facility. In 2009, we paid distributions of $470.7 million to our partners. In addition, ETP paid distributions of $381.5 million on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interests on our consolidated statements of cash flows.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows (in thousands):

	Pro Forma December 31, 2011 (1)	Actual at December 31,
		2011		2010
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$1,800,000		$1,800,000
ETE senior secured revolving credit facilities	71,500	71,500		—
Subsidiary Indebtedness:
ETP Senior Notes	7,800,000	6,550,000	—	5,050,000
Regency Senior Notes	1,350,000	1,350,000		850,000
Transwestern Senior Unsecured Notes	870,000	870,000		870,000
HOLP Senior Secured Notes	—	71,314		103,127
ETP Revolving Credit Facility	314,438	314,438		402,327
Regency Revolving Credit Facility	332,000	332,000		285,000
Other long-term debt	89	10,434		9,671
Unamortized discounts, net	(16,259)	(10,309)		(6,013)
Fair value adjustments related to interest rate swaps	11,647	11,647		17,260
Total debt	12,533,415	11,371,024		9,381,372
Less: current maturities	108,043	424,160		35,305
Long-term debt, less current maturities	$12,425,372	$10,946,864		$9,346,067

(1)
Pro forma amounts reflect December 31, 2011 actual amounts, as adjusted for (i) the closing of the Propane Transaction in January 2012 and assumption by AmeriGas of the debt related to the Propane Business, (ii) the January 2012 senior notes offering described below, and (iii) the 2012 tender offer as described below under “ETP Indebtedness — ETP Senior Notes.”

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
As of December 31, 2011, we had a balance of $71.5 million outstanding under the Parent Company Credit Agreement and the amount available for future borrowings was $128.5 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 3.46%.
In February 2012, ETE launched the syndication of a new senior secured credit facility of up to $2.3 billion. ETE intends to use the net proceeds from the senior secured credit facility, along with proceeds received from ETP in the Citrus Acquisition, to fund the cash portion of the SUG Merger and pay related fees and expenses, including existing borrowings under ETE's revolving credit facility and for general partnership purposes. See additional discussion of the SUG Merger at Note 3 to our consolidated financial statements.
ETP’s Indebtedness
ETP Senior Notes
The ETP Senior Notes are unsecured obligations of ETP and the obligation of ETP to repay the ETP Senior Notes is not guaranteed by us or any of ETP’s subsidiaries. The ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of ETP’s existing and future subsidiaries.
January 2012 Senior Notes Offering
In January 2012, ETP completed a public offering of $1.0 billion aggregate principal amount of 5.2% Senior Notes due February 1, 2022 and $1.0 billion aggregate principal amount of 6.5% Senior Notes due February 1, 2042. ETP expects to use the net proceeds of approximately $1.979 billion from this offering to fund the cash portion of the purchase price, or $1.895 billion, of the Citrus Acquisition and for general partnership purposes. If ETP does not consummate the Citrus Acquisition on or before April 17, 2012, or if the Citrus Merger Agreement is terminated at any time on or before such date, ETP must redeem the notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
2012 Tender Offer
In January 2012, ETP announced a cash tender offer for up to $750 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer. The senior notes described below were repurchased under the Any and All Offer and Maximum Tender Offer for a total cost of $885.9 million.
In the Any and All Offer, ETP offered to purchase, under certain conditions, any and all of its 5.65% Senior Notes due August 1, 2012, at a fixed price. Pursuant to the Any and All Offer, ETP purchased $292 million in aggregate principal amount on January 19, 2012.
In the Maximum Tender Offer, ETP offered to purchase, under certain conditions, certain series of outstanding ETP Senior Notes at a fixed spread over the index rate. Pursuant to this tender offer, on February 7, 2012, ETP purchased $200 million aggregate principal amount of its 9.7% Senior Notes due March 15, 2019, $200 million aggregate principal amount of its 9.0% Senior Notes due April 15, 2019 and $58.1 million aggregate principal amount of its 8.5% Senior Notes due April 15, 2014.
Put Option
The holders of ETP's 9.7% Senior Notes due March 15, 2019 have the right to require ETP to repurchase all or a portion of such notes on March 15, 2012 at a purchase price equal to 100% of the principal amount (par value) of the notes tendered. Subsequent to the settlement of the Maximum Tender Offer on February 7, 2012, as discussed above, $400 million aggregate principal amount of such notes remain outstanding. The current market value of these remaining outstanding notes is significantly higher than the principal amount, making a repurchase at par value uneconomic by the holder. However, if such a repurchase were to occur, ETP would intend to refinance any amounts paid on a long-term basis.
ETP Credit Facility
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
As of December 31, 2011, ETP had a balance of $314.4 million outstanding under the ETP Credit Facility and, taking into account letters of credit of approximately $25.6 million, $2.16 billion available for future borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 1.78%.
Regency’s Indebtedness
Regency Senior Notes
Regency Senior Notes due 2016.  Regency has $250 million of senior notes that mature on June 1, 2016. The Regency Senior Notes due 2016 bear interest at 9.375%.
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
Regency Senior Notes due 2018.  Regency has $600 million of senior notes that mature on December 1, 2018. The Regency Senior Notes due 2018 bear interest at 6.875%.
At any time before December 1, 2013, up to 35% of the Regency Senior Notes due 2018 can be redeemed at a price of 106.875% plus accrued interest. Beginning December 1, 2014, Regency may redeem all or part of the Regency Senior Notes due 2018 for the principal amount plus a declining premium until December 31, 2016, and thereafter at par, plus accrued and unpaid interest. At any time prior to December 1, 2014, Regency may also redeem all or part of the Regency Senior Notes due 2018 at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 0.50% over the principal amount of the note.
Regency Senior Notes due 2021.  In May 2011, Regency issued $500 million in senior notes that mature on July 15, 2021. The senior notes bear interest at 6.50% payable semi-annually in arrears on January 15 and July 15, commencing January 15, 2012. Regency used the proceeds, net of commissions, of approximately $491.3 million to repay borrowings outstanding under the Regency Credit Facility. Regency capitalized $9.8 million in debt issuance costs that will be amortized to interest expense, net over the term of the notes.
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
Regency Revolving Credit Facility
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
The outstanding balance of revolving loans under the Regency Credit Facility bears interest at LIBOR plus a margin or an alternate base rate. The alternate base rate used to calculate interest on base rate loans will be calculated using the greater of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.0%. The applicable margin ranges from 1.50% to 2.25% for base rate loans and 2.50% to 3.25% for Eurodollar loans.
Regency pays (i) a commitment fee ranging between 0.375% and 0.50% per annum for the unused portion of the revolving loan commitments; (ii) a participation fee for each revolving lender participating in letters of credit ranging between 2.50% and 3.25% per annum of the average daily amount of such lender’s letter of credit exposure and; (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of its letter of credit exposure. In December 2011, Regency amended its credit facility to allow for additional investments in its joint ventures.
As of December 31, 2011, Regency had a balance outstanding of $332.0 million under the Regency Credit Facility in revolving credit loans and approximately $19.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of December 31, 2011, which is reduced by any letters of credit, was approximately $549.0 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 3.18%.
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
Covenants Related to ETP
ETP Senior Notes
The agreements relating to ETP’s senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
ETP Credit Facility
The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) ETP’s and certain of ETP’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by ETP and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The credit agreement relating to the ETP Credit Facility also contains a financial covenant that provides that the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1 as of the end of each quarter, with a permitted increase to 5.5 to 1 during a Specified Acquisition Period, as defined in the ETP Credit Facility.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of all or substantially all assets and the payment of dividends and specify a maximum debt to capitalization ratio.

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
Regency Credit Facility
The credit agreement relating to the Regency Credit Facility also contains a financial covenant that provides that Regency maintain a secured leverage ratio not to exceed 3.0 to 1 and requires Regency Gas Services ("RGS," a wholly-owned subsidiary of Regency) and its subsidiaries to maintain a debt to consolidated EBITDA (as defined in its credit agreement) ratio less than 5.25.
The Regency Credit Facility also contains various covenants that limit, among other things, the ability of Regency and RGS to:

•	incur indebtedness;

•	grant liens;

•	enter into sale and leaseback transactions;

•	make certain investments, loans and advances;

•	dissolve or enter into a merger or consolidation;

•	enter into asset sales or make acquisitions;

•	enter into transactions with affiliates;

•	prepay other indebtedness or amend organizational documents or transaction documents (as defined in the credit agreement governing the Regency Credit Facility);

•	issue capital stock or create subsidiaries; and

•	engage in any business other than those businesses in which it was engaged at the time of the effectiveness of the Regency Credit Facility or reasonable extensions thereof.
Compliance with our Covenants
We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants relating to ETE’s and its subsidiaries’ debt agreements as of December 31, 2011. We expect ETP and Regency to fund their working capital needs and growth capital expenditures with cash on hand, cash flow from operations and borrowings under the ETP Credit Facility and Regency Credit Facility, respectively. However, we, ETP or Regency may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes. While we expect that financing for future expansion projects will result in an increase in our level of indebtedness in future quarters, we also expect that the incremental cash flow from the expansion projects will allow ETP and Regency to satisfy their respective financial covenants related to their existing debt in 2012.
Each of the agreements referred to above are incorporated herein by reference to our, ETP’s and Regency’s reports previously filed with the SEC under the Exchange Act. See “Item 1. Business – SEC Reporting.”

Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2011, excluding amounts related to ETP's Propane Business, which was contributed to AmeriGas in January 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt	$11,288,027	$400,043	$1,120,046	$1,510,938	$8,257,000
Interest on long-term debt (a)	7,495,746	755,236	1,422,817	1,243,443	4,074,250
Payments on derivatives	119,339	76,633	42,706	—	—
Purchase commitments (b)	66,781	66,781	—	—	—
Lease obligations	247,663	22,480	38,135	34,575	152,473
Distributions and Redemption of Preferred Units (c)	299,369	31,781	49,097	15,563	202,928
Totals (d)	$19,516,925	$1,352,954	$2,672,801	$2,804,519	$12,686,651

(a)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2011. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2011. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2011 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(c)	Assumes the Preferred Units are converted to ETE Common Units on May 26, 2014 and assumes the Regency Preferred Units are redeemed for cash on September 2, 2029.

(d)	Excludes net non-current deferred tax liabilities of $217.2 million due to uncertainty of the timing of future cash flows for such liabilities.

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
Distributions declared are as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETE Common Unit
September 30, 2011	November 4, 2011	November 18, 2011	$0.6250
June 30, 2011	August 5, 2011	August 19, 2011	0.6250
March 31, 2011	May 6, 2011	May 19, 2011	0.5600
December 31, 2010	February 7, 2011	February 18, 2011	0.5400

September 30, 2010	November 8, 2010	November 19, 2010	$0.5400
June 30, 2010	August 9, 2010	August 19, 2010	0.5400
March 31, 2010	May 7, 2010	May 19, 2010	0.5400
December 31, 2009	February 8, 2010	February 19, 2010	0.5400

September 30, 2009	November 9, 2009	November 19, 2009	$0.5350
June 30, 2009	August 7, 2009	August 19, 2009	0.5350
March 31, 2009	May 8, 2009	May 19, 2009	0.5250
December 31, 2008	February 6, 2009	February 19, 2009	0.5100

On January 25, 2012, the Parent Company declared a cash distribution for the three months ended December 31, 2011 of $0.625 per Common Unit, or $2.50 annualized. We paid this distribution on February 17, 2012 to Unitholders of record at the close of business on February 7, 2012.
The total amounts of distributions declared during the periods presented (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Limited Partners	$542,939	$481,554	$475,911
General Partner interest	1,685	1,495	1,478
Total Parent Company distributions	$544,624	$483,049	$477,389

Cash Distributions Received by the Parent Company
We currently have no independent operations outside of our direct and indirect interests in ETP and Regency. The Parent Company’s only cash-generating assets currently consist of distributions from ETP and Regency related to the following limited and general partner interests, including IDRs:

•	ETE’s ownership of the general partner interest in ETP, which it holds through its ownership interests in ETP GP.

•	50,226,967 ETP Common Units, which ETE holds directly, representing approximately 22% of the total outstanding ETP Common Units as of December 31, 2011.

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

•	ETE’s ownership of the general partner interest in Regency, which it holds through it ownership interest in Regency GP.

•	26,266,791 Regency Common Units, which ETE holds directly, representing approximately 17% of the total outstanding Regency Common Units as of December 31, 2011.

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

The total amount of distributions the Parent Company received from ETP and Regency relating to its limited partner interests, general partner interest and IDRs (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Years Ended December 31,
	2011	2010	2009
Distributions from ETP:
Limited Partners	$179,561	$190,531	$223,440
General Partner Interest	19,603	19,524	19,505
Incentive Distribution Rights	421,888	375,979	350,486
Total distributions from ETP	621,052	586,034	593,431
Distributions from Regency:
Limited Partners	47,543	35,066	—
General Partner Interest	5,185	3,640	—
Incentive Distribution Rights	6,057	3,016	—
Total distributions from Regency	58,785	41,722	—
Total distributions from subsidiaries	$679,837	$627,756	$593,431

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
Distributions declared by ETP are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETP Common Unit
September 30, 2011	November 4, 2011	November 14, 2011	$0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
December 31, 2010	February 7, 2011	February 14, 2011	0.89375

September 30, 2010	November 8, 2010	November 15, 2010	$0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
December 31, 2009	February 8, 2010	February 15, 2010	0.89375

September 30, 2009	November 9, 2009	November 16, 2009	$0.89375
June 30, 2009	August 7, 2009	August 14, 2009	0.89375
March 31, 2009	May 8, 2009	May 15, 2009	0.89375
December 31, 2008	February 6, 2009	February 13, 2009	0.89375

On January 25, 2012, ETP declared a cash distribution for the three months ended December 31, 2011 of $0.89375 per ETP Common Unit, or $3.575 annualized. ETP paid this distribution on February 14, 2012 to ETP Unitholders of record at the close of business on February 7, 2012.
The total amounts of distributions declared during the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Limited Partners:
Common Units	$762,350	$676,798	$629,263
Class E Units	12,484	12,484	12,484
General Partner interest	19,603	19,524	19,505
Incentive Distribution Rights	421,888	375,979	350,486
Total ETP distributions	$1,216,325	$1,084,785	$1,011,738

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
Distributions paid by Regency since the date of acquisition are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Regency Common Unit
September 30, 2011	November 7, 2011	November 14, 2011	$0.455
June 30, 2011	August 5, 2011	August 12, 2011	0.450
March 31, 2011	May 6, 2011	May 13, 2011	0.445
December 31, 2010	February 7, 2011	February 14, 2011	0.445

September 30, 2010	November 5, 2010	November 12, 2010	$0.445
June 30, 2010	August 6, 2010	August 13, 2010	0.445
On January 26, 2012, Regency declared a cash distribution for the three months ended December 31, 2011 of $0.46 per Regency Common Unit, or $1.84 annualized. Regency paid this distribution on February 13, 2012 to Regency Unitholders of record at the close of business on February 6, 2012.
The total amounts of Regency distributions declared since the date of acquisition (all from Regency’s operating surplus and are shown in the period with respect to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Limited Partners	$274,538	$175,360
General Partner Interest	5,185	3,640
Incentive Distribution Rights	6,057	3,016
Total Regency distributions	$285,780	$182,016

New Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplified how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. We adopted and applied this standard to our annual impairment tests performed for certain reporting units during the year ended December 31, 2011. There was no impact to our financial position or results of operations.

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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for midstream, NGL and intrastate transportation and storage operations are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2011 represent the actual results in all material respects.
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
Revenue Recognition.  Revenues for sales of natural gas and NGLs are recognized at the later of the time of delivery of the product to the customer or the time of sale. Revenues from service labor, transportation, treating, compression and gas processing, are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available.
ETP’s intrastate transportation and storage and interstate transportation operations’ results are determined primarily by the amount of capacity its customers reserve, as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, ETP’s customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Fuel retained for a fee is typically valued at market prices.
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

ETP also utilizes other types of arrangements in its midstream operations, including (i) discount-to-index price arrangements, which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percent-of-proceeds arrangements under which ETP gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where ETP gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. In many cases, ETP provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of ETP’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. ETP’s contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third party pipeline, which is when title and risk of loss pass to the customer.
Regency earns revenue from (i) domestic sales of natural gas, NGLs and condensate, (ii) natural gas gathering, processing and transportation, (iii) contract compression services and (iv) contract treating services. Revenue associated with sales of natural gas, NGLs and condensate are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery occurs. Revenue associated with transportation and processing fees are recognized when the service is provided. For contract compression services, revenue is recognized when the service is performed. For gathering and processing services, Regency receives either fees or commodities from natural gas producers depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percent-of-proceeds contract type, Regency is paid for its services by keeping a percentage of the NGLs produced and a percentage of the residue gas resulting from processing the natural gas. Under the percentage-of-index contract type, Regency earns revenue by purchasing wellhead natural gas at a percentage of the index price and selling processed natural gas at a price approximating the index price and NGLs to third parties. Regency generally reports revenue gross when it acts as the principal, takes title to the product, and incurs the risks and rewards of ownership. Revenue for fee-based arrangements is presented net because Regency takes the role of an agent for the producers. Allowance for doubtful accounts is determined based on historical write-off experience and specific identification.
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
Fair Value of Financial Instruments.  We have marketable securities, commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 utilizes significant unobservable inputs. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected volatility, and are considered Level 3. The fair value of the Preferred Units was based predominantly on an income approach model and is also considered Level 3. See further information on our fair value assets and liabilities in Note 2 of our consolidated financial statements.
Impairment of Long-Lived Assets and Goodwill.  Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. We adopted ASU 2011-08 during the year ended December 31, 2011. This standard allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary.
In order to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of natural gas and propane supply, our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas, and competition from other midstream companies, including major energy producers. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
Property, Plant and Equipment.  Expenditures for maintenance and repairs that do not add capacity to or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, ETP capitalizes certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the consolidated statement of operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful lives ranging from 3 to 83 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.
Asset Retirement Obligation.  ETP and Regency have determined that they are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, ETP’s and Regency’s management were not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2011 or 2010. ETP and Regency will record an asset retirement obligation in the periods in which their management can reasonably determine the settlement dates.
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
Forward-Looking Statements
This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•	the volumes transported on our subsidiaries' pipelines and gathering systems;

•	the level of throughput in our subsidiaries' processing and treating facilities;

•	the fees our subsidiaries charge and the margins they realize for their gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and NGLs;

•	energy prices generally;

•	the prices of natural gas and NGLs compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of NGL supplies;

•	the level of domestic oil, natural gas and NGL production;

•	the availability of imported oil, natural gas and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for oil, natural gas and NGLs;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to our subsidiaries' interstate and intrastate pipelines;

•	hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third-party pipelines that connect with our subsidiaries pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of our subsidiaries liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by our subsidiaries' customers;

•
regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our subsidiaries' internal growth projects, such as our subsidiaries' construction of additional pipeline systems;

•
risks associated with the construction of new pipelines and treating and processing facilities or additions to our subsidiaries' existing pipelines and facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third-party contractors;

•	the availability and cost of capital and our subsidiaries' ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•
risks associated with the assets and operations of entities in which our subsidiaries own less than a controlling interests, including risks related to management actions at such entities that our subsidiaries may not be able to control or exert influence;

•	the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses;

•
changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and

•	the costs and effects of legal and administrative proceedings.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Item 1A. Risk Factors” in this annual report. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to the volatility of natural gas and NGL prices. To manage the impact of volatility from these prices, our subsidiaries utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in our consolidated balance sheets.
The United States Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173) in 2010, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. This legislation requires the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. It is not possible at this time to predict when the CFTC will make these regulations effective. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Commodity Price Risk
The tables below summarize by segment commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2011 and 2010.
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

ETP is also exposed to market risk on natural gas it retains for fees in its intrastate transportation and storage operations and operational gas sales in its interstate transportation operations. ETP uses financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in our consolidated statements of operations.
Derivatives are utilized in ETP’s midstream operations in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. ETP attempts to maintain balanced positions in its marketing activities to protect against volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by its long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. To the extent that financial contracts are not tied to physical delivery volumes, ETP may engage in offsetting financial contracts to balance its positions. To the extent open commodity positions exist, fluctuating commodity prices can impact its financial position and results of operations, either favorably or unfavorably.
ETP’s propane operations permitted customers to guarantee the propane delivery price for the next heating season. As ETP executed fixed sales price contracts with its customers, it entered into propane futures contracts to fix the purchase price related to these sales contracts, thereby locking in a gross profit margin. Additionally, ETP used propane futures contracts to secure the purchase price of its propane inventory for a percentage of its anticipated propane sales.
During the fourth quarter of 2011, ETP used derivatives for trading purposes. ETP has a risk management policy that allows its trading operations to assume certain market price risk. These activities are monitored independently by its risk management function and must take place within predefined limits and authorizations. As a result of ETP’s use of derivative financial instruments, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. ETP attempts to manage this volatility through the use of daily position and profit and loss reports provided to its risk management oversight committee, which includes members of senior management and predefined limits and authorizations set forth in its risk management policy.

Notional volumes are presented in MMBtu for natural gas and gallons for propane. Dollar amounts are presented in thousands.

	December 31, 2011			December 31, 2010
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX - Trading (1)	(151,260,000)	$(22,582)	$2,593	—	$—	$—
Basis Swaps IFERC/NYMEX - Non-trading	(61,420,000)	4,024	266	(38,897,500)	(2,334)	304
Swing Swaps IFERC	92,370,000	(1,072)	138	(19,720,000)	(2,086)	2,228
Fixed Swaps/Futures	797,500	(4,301)	145	(2,570,000)	(11,488)	1,176
Forward Physical Contracts (MMbtu)	(10,672,028)	(13)	1,118	—	—	—
Options — Calls	—	—	—	(3,000,000)	62	7
Propane:
Forwards/Swaps	38,766,000	(4,122)	5,290	1,974,000	275	258
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX - Non-trading	(28,752,500)	(808)	181	(28,050,000)	722	322
Fixed Swaps/Futures	(45,822,500)	70,761	14,048	(39,105,000)	8,599	16,837
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures	—	—	—	(210,000)	232	93
Options — Puts	3,600,000	6,435	933	26,760,000	10,545	7,125
Options — Calls	(3,600,000)	(12)	13	(26,760,000)	4,812	1,565
Propane:
Forwards/Swaps	—	—	—	32,466,000	6,589	4,196

(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

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
Regency is exposed to market risks associated with commodity prices, counterparty credit, and interest rates. Regency’s management and the board of directors of Regency GP have established comprehensive risk management policies and procedures to monitor and manage these market risks. Regency GP is responsible for delegation of transaction authority levels, and the Risk Management Committee of Regency GP is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. Regency GP’s Risk Management Committee receives regular briefings on positions and exposures, credit exposures, and overall risk management in the context of market activities.
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for natural gas liquids and WTI crude oil. Dollar amounts are presented in thousands.

	December 31, 2011			December 31, 2010
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures	2,198,000	$3,907	$717	3,830,000	$2,053	$1,684
Propane:
Forwards/Swaps	11,802,000	(2,488)	1,588	18,648,000	(4,203)	2,277
NGLs:
Forwards/Swaps	533,000	(5,979)	2,956	1,212,110	(6,288)	4,910
Options - Puts	110,000	309	113	—	—	—
WTI Crude:
Forwards/Swaps	350,000	(1,029)	3,429	373,655	(3,581)	3,501

Interest Rate Risk
As of December 31, 2011, ETP had $314.4 million of floating rate debt outstanding under its revolving credit facilities, Regency had $332.0 million of floating rate debt outstanding under its revolving credit facilities and ETE had $71.5 million of floating rate debt outstanding under its revolving credit facilities as of December 31, 2011. A hypothetical change of 100 basis points would result in a change to interest expense of $7.2 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following interest rate swaps were outstanding as of December 31, 2011 and 2010 (dollars in thousands), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2011	December 31, 2010
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	250,000	250,000

(1)	Floating rates are based on LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings of approximately $83.3 million (recognized in gains and losses on non-hedged interest rate derivatives) as of December 31, 2011. For ETP’s $500 million of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flow (swap settlements) of $5 million annually. For ETP’s forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
Credit Risk
We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single or multiple counterparties.
ETP’s counterparties consist primarily of petrochemical companies and other industrial, small to major oil and gas producers, midstream and power generation companies. This concentration of counterparties may impact its overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty nonperformance.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the President and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2011.
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
On May 2, 2011, ETP-Regency Midstream Holdings, LLC (“ETP-Regency LLC”), a joint venture owned 70% by ETP and 30% by Regency Energy Partners LP (“Regency”), acquired all of the membership interest in LDH Energy Asset Holdings LLC (“LDH”), from Louis Dreyfus Highbridge Energy LLC (“Louis Dreyfus”). Subsequent to closing, ETP-Regency LLC was renamed Lone Star NGL LLC and LDH was renamed Lone Star NGL Asset Holdings LLC (“Lone Star Holdings”). Management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Lone Star Holdings. We are in the process of integrating Lone Star Holdings, and we therefore excluded Lone Star Holdings from our December 31, 2011 assessment of the effectiveness of internal control over financial reporting. Lone Star Holdings had total assets of $2.21 billion and third party revenue of $361.5 million from May 2, 2011 to December 31, 2011 included in our consolidated financial statements as of and for the year ended December 31, 2011. The impact of the acquisition of LDH has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Equity, L.P.

We have audited Energy Transfer Equity, L.P.'s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Transfer Equity, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Management's Report). Our responsibility is to express an opinion on Energy Transfer Equity, L.P.'s internal control over financial reporting based on our audit. Our audit of, and opinion on, Energy Transfer Equity, L.P.'s internal control over financial reporting does not include internal control over financial reporting of Lone Star NGL Asset Holdings LLC (formerly LDH Energy Asset Holdings LLC), a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting 11 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management's Report, LDH Energy Asset Holdings LLC was acquired during 2011 and therefore, management's assertion on the effectiveness of Energy Transfer Equity, L.P.'s internal control over financial reporting excluded internal control over financial reporting of Lone Star NGL Asset Holdings LLC (formerly LDH Energy Asset Holdings LLC).

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Energy Transfer Equity, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Dallas, Texas
February 22, 2012

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner, LE GP, LLC, manages and directs all of our activities. The officers and directors of ETE are officers and directors of LE GP, LLC. The members of our General Partner elect our General Partner’s Board of Directors. The board of directors of our General Partner has the authority to appoint our executive officers, subject to provisions in the limited liability company agreement of our General Partner. Pursuant to other authority, the board of directors of our General Partner may appoint additional management personnel to assist in the management of our operations and, in the event of the death, resignation or removal of our chief executive officer, to appoint a replacement.
As of December 31, 2011, our Board of Directors was comprised of seven persons, three of whom qualify as “independent” under the NYSE’s corporate governance standards. We have determined that Messrs. Albin, Harkey, and Turner are all “independent” under the NYSE’s corporate governance standards. Prior to the resignations of Mr. Bill W. Byrne and Mr. Paul E. Glaske effective June 30, 2011, both of whom qualified as “independent” under the NYSE's corporate governance standards, our Board of Directors consisted of nine persons.
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

Annual Certification
The Parent Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 to this annual report. In 2011, our President and CFO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member John D. Harkey, Jr. qualified as an audit committee financial expert during 2011. A description of the qualifications of Mr. Harkey may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thorton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thorton that firm's independence. The Audit Committee recommended to the Board that the audited financial statements of ETE be included in ETE's Annual Report on Form 10-K for the year ended December 31, 2011.
The Board of Directors adopts the charter for the Audit Committee. David R. Albin, K. Rick Turner and John D. Harkey, Jr. serve as elected members of the Audit Committee. Messrs. Albnin and Turner began service on the Audit Committee subsequent to the resignation of previous Audit Committee members, Paul E. Glaske and Bill W. Byrne, effective June 30, 2011. Mr. Harkey currently serves as the Chair of the Committee. Mr. Harkey currently serves as a member or chairman of the audit committee of three other publicly traded companies, including the general partner of Regency, in addition to his service as a member of the Audit Committee of our General Partner. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors of our General Partner has determined that such simultaneous service does not impair Mr. Harkey’s ability to effectively serve on our Audit Committee.
Compensation and Nominating/Corporate Governance Committees
Although we are not required under NYSE rules to appoint a Compensation Committee or a Nominating/Corporate Governance Committee because we are a limited partnership, the Board of Directors of LE GP, LLC has previously established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our employees and officers under the equity compensation plans, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the Charter of the Compensation Committee, a director serving as a member of the Compensation Committee may not be an officer of or employed by our General Partner, the Parent Company, ETP or its subsidiaries, or Regency or its subsidiaries. Subsequent to the resignations of Paul E. Glaske and Bill W. Byrne from the board of directors of our General

Partner effective June 30, 2011, we do not currently have a compensation committee; therefore, the members of the board of directors of our General Partner who would be eligible to be members of the Compensation Committee currently serve in that capacity.
Matters relating to the nomination of directors or corporate governance matters are addressed to and determined by the full Board of Directors.
In the discussion and analysis that follows, we have used the term, “ETE Compensation Committee,” to refer to either or both of (i) our compensation committee, which existed through June 30, 2011 and (ii) the eligible members of the board of directors of our General Partner, functioning in the capacity of our compensation committee subsequent to June 30, 2011.
The responsibilities of the ETE Compensation Committee include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of our President and CFO, if applicable;

•
annually evaluate the President and CFO’s performance in light of these goals and objectives, and make recommendations to the board of directors of our General Partner with respect to the President and CFO’s compensation levels, if applicable, based on this evaluation;

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
The responsibilities of the ETP Compensation Committee include, among other duties, the following:

•
annually review and approve goals and objectives relevant to compensation of the Chief Executive Officer, or the CEO, if applicable; annually evaluate the CEO’s performance in light of these goals and objectives, and make recommendations to the board of directors of ETP’s general partner with respect to the CEO’s compensation levels based on this evaluation, if applicable;

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
Directors and Executive Officers of the General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 22, 2012. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
John W. McReynolds	61	Director, President and Chief Financial Officer
Kelcy L. Warren	56	Director and Chairman of the Board
David R. Albin	52	Director
Ray C. Davis	70	Director
John D. Harkey, Jr.	51	Director
Marshall S. (Mackie) McCrea, III	52	Director
K. Rick Turner	53	Director
Messrs. Warren and McCrea also serve as directors of ETP’s General Partner. Messrs. McReynolds and Harkey also serve as directors of Regency’s General Partner.
In order to continue to serve on the special committee of the ETE Board of Directors, on and effective June 30, 2011, Messrs. Davis, Turner and Albin resigned from the ETP Board of Directors.
Set forth below is biographical information regarding the foregoing officers and directors of our General Partner:
John W. McReynolds.  Mr. McReynolds has served as our President since March 2005 and served as a Director and Chief Financial Officer since August 2005. He has previously served as a director of Energy Transfer Partners from August 2001 through May 2010. Mr. McReynolds has also served as a director of Regency since May 2010. Prior to becoming President of Energy Transfer Equity, Mr. McReynolds was a partner with an international law firm for over 20 years. As a lawyer, Mr. McReynolds specialized in energy-related finance, securities, partnerships, mergers and acquisitions, syndication and litigation matters, and served as an expert in special projects for Boards of Directors for public companies. The members of our General Partner selected Mr. McReynolds to serve as a director because of his legal background and his extensive experience in energy-related corporate finance. Mr. McReynolds has relationships with executives and senior management at several companies in the energy sector, as well as with investment bankers who cover the industry.
Kelcy L. Warren.  Mr. Warren was appointed Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our IPO. On August 15, 2007, Mr. Warren became the sole Chairman of the Board of our General Partner and the Chief Executive Officer and Chairman of the Board of the General Partner of ETP. Prior to that, Mr. Warren had served as Co-Chief Executive Officer and Co-Chairman of the Board of the General Partner of ETP since the combination of the midstream and intrastate transportation storage operations of Energy Transfer Company (“ETC OLP”) and the retail propane operations of Heritage in January 2004. Mr. Warren also serves as Chief Executive Officer of the General Partner of ETC OLP. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Warren served as President of the General Partner of ET Company I, Ltd. the entity that operated ETP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he also served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 25 years of business experience in the energy industry. The members of our General Partner selected Mr. Warren to serve as a director and as Chairman because he is ETP’s Chief Executive Officer and has more than 25 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States, and brings a unique and valuable perspective to the Board of Directors.

David R. Albin.  Mr. Albin is a managing partner of the Natural Gas Partners private equity funds, and has served in that capacity or similar capacities since 1988. Prior to his participation as a founding member of Natural Gas Partners, L.P. in 1988, he was a partner in the $600 million Bass Investment Limited Partnership. Prior to joining Bass Investment Limited Partnership, he was a member of the oil and gas group in the investment banking division of Goldman, Sachs & Co. He currently serves as a director of NGP Capital Resources Company. Mr. Albin has served as a Director of our General Partner since October 2002 and as a member of the Audit Committee since October 2011. The members of our General Partner selected Mr. Albin to serve as a director in connection with the investment made by Natural Gas Partners in ETP in 2004. Mr. Albin brings significant industry knowledge, accumulated over the past 20 years by investing in the natural gas sector, to the Board of Directors.
Ray C. Davis.  Mr. Davis served as Co-Chairman of the Board of Directors of our General Partner, LE GP, LLC, effective upon the closing of our initial public offering until his retirement effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the General Partner of ETP since the combination of the midstream and transportation operations of ETC OLP and the retail propane operations of Heritage in January 2004 until his retirement from these positions effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer of the general partner of ETC OLP, and as Co-Chief Executive Officer of ETP and Co-Chairman of the Board of the general partner of ETE, positions he held since their formation in 2002. Mr. Davis now serves as a director of our General Partner. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Davis served as Vice President of the General Partner of ET Company I, Ltd., the entity that operated ETC OLP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis has more than 32 years of business experience in the energy industry. Mr. Davis became a venture partner of Natural Gas Partners, L.L.C. in September 2007. The members of our General Partner selected Mr. Davis to serve as a director based on his more than 32 years of business experience in the energy industry and his expertise in the Partnership’s asset portfolio.
John D. Harkey, Jr. Mr. Harkey has served as Chief Executive Officer and Chairman of Consolidated Restaurant Companies, Inc., since 1998. Mr. Harkey currently serves on the Board of Directors of Leap Wireless International, Inc., Loral Space & Communications, Inc., Emisphere Technologies, Inc., and the Board of Directors for the Baylor Health Care System Foundation. He currently serves on the Audit Committees of Loral and Emisphere. He also serves on the President’s Development Council of Howard Payne University and on the Executive Board of Circle Ten Council of the Boy Scouts of America. In May 2010, Mr. Harkey was elected Chairman of the Board of Directors of Regency’s General Partner and member of the Audit Committee. In May 2006, Mr. Harkey was elected as a director of our General Partner and member of the Audit Committee. He currently serves as the Chairman of the Audit Committee of our General Partner. The members of our General Partner selected Mr. Harkey to serve as a director because of his background in corporate finance, as well as his experience as a director on the boards and audit committees of several other public companies.
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
K. Rick Turner.  Mr. Turner has recently retired from the Stephens’ family entities that he worked for since 1983. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been oil and gas exploration, natural gas gathering, processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner currently serves as a director of North American Energy Partners Inc., PMI, LLC. Mr. Turner has served as a director of our General Partner since October 2002. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. The members of our General Partners selected Mr. Turner based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director on the boards of several other companies.

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
Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that for our year ended December 31, 2011, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner, with the exception of a late filing of a Form 5 for one transaction by Mr. Davis.

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
We own 100% of Regency GP LP (“Regency GP”) and its general partner, Regency GP LLC (“Regency LLC”). We refer to Regency GP LP and Regency GP LLC together as the “Regency GP Entities.” Regency GP is the general partner of Regency Energy Partners LP (“Regency”). All of Regency’s employees receive employee benefits from the operating companies of Regency.
Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the President of our General Partner performs all of our management functions. The compensation of our President is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the President of our General Partner. In addition, to provide comprehensive disclosure of our executive compensation, we are also providing information as to the executive compensation of the ETP GP Entities, since the shared service agreement with ETP may place ETP’s executives in a position to perform policy making functions for ETE from time to time, even though none of these persons is an executive officer of the Parent Company. Accordingly, the persons we refer to in this discussion as our “named executive officers” are the following:
ETE Executive Officer

•	John W. McReynolds, President and Chief Financial Officer of our General Partner.
ETP GP Entities Executive Officers

•	Kelcy L. Warren, Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer;

•	Martin Salinas, Jr., Chief Financial Officer;

•	Thomas P. Mason, Vice President, General Counsel and Secretary; and

•	Robert P. (Paul) Grady, President of Propane Operations.
Mr. Grady was President of Propane Operations as of December 31, 2011. On January 12, 2012, ETP completed the contribution of its propane business to AmeriGas and, in connection with this transaction, Mr. Grady became an officer of AmeriGas and is therefore no longer an executive officer of ETP's general partner.

Our Philosophy for Compensation of Executives
Our General Partner. In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based and that executives' base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by the payment of annual discretionary cash bonuses and grants of restricted unit awards. Our General Partner believes the performance of our operating subsidiaries and the contribution of our management toward the achievement of the financial targets and other goals of those subsidiaries should be considered in determining annual discretionary cash bonuses.
ETP GP Entities. The ETP GP Entities also believe that a significant portion of each executives’ compensation should be incentive-based and that executives' base salary levels should be competitive in the marketplace for executive talents and abilities. ETP GP also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. ETP GP believes this balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of ETP's financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its named executive officers to the success of ETP and (ii) the annual grant of restricted unit awards under ETP's equity incentive plans, which are intended to provide a longer term incentive to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution ETP pays to its Unitholders. Since 2008, ETP’s equity awards have been primarily in the form of restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve ETP’s business objectives. The equity-based compensation reflects the importance ETP GP places on aligning the interests of its named executive officers with those of ETP’s Unitholders.
While ETE is responsible for the direct payment of the compensation of our named executive officer as an employee of ETE, ETE does not participate or have any input in any decisions as to the compensation levels or policies of our General Partner, the ETP GP Entities or the Regency GP Entities. As discussed below, our compensation committee or the eligible members of board of directors of our General Partner at times when we have not had a compensation committee, is responsible for the compensation policies and compensation level of the executive officer of our General Partner. In this discussion, we refer to either or both of our compensation committee or such members of our board of directors as the "ETE Compensation Committee."
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
ETE and ETP directly pay their respective executive officers in lieu of receiving an allocation of overhead related to executive compensation from their respective general partner. For the year ended December 31, 2011, ETE and ETP paid 100% of the compensation of the executive officers of their respective general partner as each entity represents the only business currently managed by such general partner.
For a more detailed description of the compensation to ETE's and ETP GP's named executive officers, please see “– Compensation Tables” below.
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

Compensation Philosophy
Each of ETE’s and ETP’s compensation programs are structured to provide the following benefits:

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
Components of Executive Compensation
For the year ended December 31, 2011, the compensation paid to ETE’s named executive officer consisted of the following components:

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
Mr. Warren, ETP’s CEO, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). The compensation paid to the named executive officers of the ETP GP Entities, other than ETP’s CEO, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of cash bonuses;

•	vesting of previously issued equity-based awards issued pursuant to ETP’s equity incentive plans;

•	compensation resulting from the vesting of equity awards made by an affiliate; and

•	401(k) plan contributions.
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
Periodically, the ETP Compensation Committee engages a third-party consultant to provide master information for compensation levels at peer companies in order to assist the ETP Compensation Committee in its determination of compensation levels for ETP’s executive officers. Most recently, the ETP Compensation Committee engaged Mercer Consulting Services (“Mercer”) during the year ended December 31, 2010 to assist in the determination of ETP’s compensation levels for its senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2011 and 2010. The consultant provided an analysis of compensation for senior executives of the following 15 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

• Enterprise Products Partners L.P.	• Sunoco Logistics Partners L.P.
• Plains All American Pipeline, L.P.	• Atmos Energy Corporation
• CenterPoint Energy, Inc.	• El Paso Corporation
• The Williams Companies, Inc.	• Spectra Energy Partners, LP
• Sempra Energy	• Targa Resources Partners LP
• Kinder Morgan Energy Partners, L.P.	• NuStar Energy L.P.
• ONEOK Partners, L.P.	• Southern Union Company
• Enbridge Energy Partners, L.P.

The compensation analysis provided by Mercer covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The ETP Compensation Committee utilized the information provided by Mercer to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of ETP’s named executive officers to ensure that compensation of ETP’s named executive officers is competitive with the compensation for executive officers of these other companies. The ETP Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. Mercer did not provide any non-executive compensation services for ETP during 2011 or 2010.
The ETE Compensation Committee has not engaged a compensation consultant during the periods presented herein.
Base Salary.  For the year ended December 31, 2011, the base salary level, equity incentive compensation and the non-equity incentive compensation of Mr. McReynolds, the President and Chief Financial Officer of ETE’s General Partner, was determined by the board of directors of our General Partner based on recommendations from the ETE Compensation Committee after taking into account the compensation for senior executives at comparable companies with respect to annual salary, annual cash bonus and long-term incentive arrangements, and the total compensation for similarly situated senior executives at ETP. The ETE Compensation Committee did not increase Mr. McReynolds' base salary for 2011.
The base salaries of ETP’s named executive officers are determined by ETP’s board of directors based on recommendations from the ETP Compensation Committee, which take into account the recommendations of Mr. Warren. For 2011, the ETP Compensation Committee approved an increase of 5% to Mr. McCrea’s annual base salary. The ETP Compensation Committee determined that such an increase was warranted based on the factors described below under “– Annual Bonus.” The ETP Compensation Committee did not increase the salaries of Messrs. Salinas and Mason for 2011. The ETP Compensation Committee approved an increase of 6.7% in Mr. Grady's annual base salary upon his promotion to President of Propane Operations effective July 1, 2011. In 2010, the Compensation Committee approved increases in the annual base salaries of Messrs. McCrea, Salinas and Mason of 3% each, from their prior annual base salaries. The Compensation Committee determined that such increases in annual base salary were warranted in light of their individual performance and levels of responsibility related to the management of the Partnership.
Annual Bonus.  In January 2012, the ETE Compensation Committee approved a cash bonus relating to the 2011 calendar year to Mr. McReynolds in the amount of $550,000. In approving this cash bonus, the ETE Compensation Committee took into account the significant role that Mr. McReynolds played in negotiating and coordinating the pending acquisition of Southern Union Company, along with the related financing transactions. The ETE Compensation Committee also took into account the individual performance of Mr. McReynolds with respect to promoting ETE's financial, strategic and operating objectives for 2011.
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
In addition to base salary, the ETP Compensation Committee makes a determination whether to award named executive officers of the ETP GP Entities, other than ETP’s CEO (who has voluntarily elected to forego any annual bonuses), discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward the named executive officers of the ETP GP Entities for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to ETP’s profitability and success during such year. In this regard, the ETP Compensation Committee takes into account whether ETP achieved or exceeded its internal EBITDA budget for the year, which is approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The ETP Compensation Committee also considers the recommendation of ETP’s CEO in determining the specific cash bonus amounts for each of the other named executive officers of the ETP GP Entities. The ETP Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the ETP Compensation Committee does not utilize any formulaic approach to determining annual bonuses.
ETP’s internal financial budgets are generally developed for each of its operations, and then aggregated with appropriate corporate level adjustments to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all operations of ETP’s business. The evaluation of ETP’s performance versus its internal financial budget is based on the Partnership's EBITDA for a calendar year. In general, the ETP Compensation Committee believes that ETP’s performance at or above the internal EBITDA budget would support bonuses to named executive officers of the ETP GP Entities ranging from 100% to 120% of their annual salary. The individual bonus amounts for each named executive officer of the ETP GP Entities, other than ETP’s CEO, also reflect the ETP Compensation Committee’s view of the impact of such individual’s efforts and contributions towards achievement of ETP’s success in exceeding its internal financial budget and developing new projects as well as towards the overall management of ETP’s business.
In February 2012, the ETP Compensation Committee approved cash bonuses relating to the 2011 calendar year to Messrs. McCrea, Salinas, and Mason of $750,000, $400,000, and $750,000, respectively. In approving the cash bonuses for Messrs. McCrea, Salinas, and Mason, the ETP Compensation Committee took into account the achievement by the Partnership of approximately 95% of its internal EBITDA budget of $1.838 billion for 2011 as well as the individual performances of these individuals with respect to promoting the Partnership's financial, strategic and operating objectives for 2011. With respect to Mr. McCrea, the ETP Compensation Committee noted the extraordinary individual performance of Mr. McCrea with respect to the successful development of several significant internal growth projects, including (i) natural gas gathering, processing and transportation projects related to the Eagle Ford Shale play in South Texas with estimated capital expenditures in excess of $1.4 billion, (ii) a major gathering and processing project related to the Woodford Shale play with estimated capital expenditures of approximately $360 million, (iii) several NGL pipeline projects with estimated capital expenditures of approximately $350 million and (iv) additional NGL pipeline and fractionation projects through our Lone Star NGL joint venture with Regency with estimated capital expenditures of approximately $1.6 billion. With respect to Mr. Salinas, the ETP Compensation Committee took note of his key roles during 2011 in (i) managing the financial analysis related to the significant projects and transactions discussed above and below, (ii) coordinating the successful offering of ETP common units that collectively raised approximately $1.47 billion in net proceeds during 2011, (iii) orchestrating the successful arrangement of a $3.7 billion bridge credit facility as financing for the cash portion of the Southern Union merger, and (iv) effectively managing the financial reporting function for ETE and ETP. With respect to Mr. Mason, the ETP Compensation Committee took note of his key roles in (i) negotiating the formation of the Lone Star joint venture with Regency and the related negotiation of the acquisition by the Lone Star joint venture of the NGL transportation and storage business of Louis Dreyfus for approximately $1.98 billion, (ii) the negotiation of the acquisition by ETE of Southern Union in a transaction valued at approximately $9.4 billion at the time of its announcement, (iii) the negotiation of the contribution of ETP's retail propane business to AmeriGas in a transaction valued at approximately $2.9 billion at the time of its announcement and (iv) the effective managing of the legal functions for ETE and ETP. In November 2011, the ETP Compensation Committee approved a cash bonus for Mr. Grady of $275,000 with respect to the fiscal year of our propane operations. With respect to Mr. Grady, the ETP Compensation Committee took note of his effective management of the retail propane segment, which accounted for approximately 13% of our total Adjusted EBITDA for 2011, despite challenges faced relating to unusual weather patterns and customer conservation measures.
ETE Equity Awards.  The Energy Transfer Equity Long-Term Incentive Plan authorizes the ETE Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other awards related to ETE units at such times and upon such terms and conditions as it may determine in accordance with each such plan. The ETE Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officer of ETE, including the number of ETE Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to the named executive officer under this equity incentive plan have consisted of restricted unit awards, which are subject to vesting over a specified time period. ETE Common Units are issued upon grant of the award, subject to forfeiture of unvested units upon termination of employment during the vesting period.
The ETE Compensation Committee has not yet determined what equity awards will be made to Mr. McReynolds for 2011. In February 2011, 25,000 restricted units were granted to Mr. McReynolds for 2010. These grants were approved by the ETE Compensation Committee and provided for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. In approving the grant, the ETE Compensation Committee took into account the long-term objective of retaining Mr. McReynolds as a key driver of ETE’s future success and his previous equity unit awards subject to vesting.
The issuance of ETE Common Units pursuant to ETE’s equity incentive plan is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETE Common Units.

ETP Equity Awards.  Each of ETP’s 2004 Unit Plan and 2008 Incentive Plan authorizes the ETP Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other awards related to ETP units at such times and upon such terms and conditions as it may determine in accordance with each such plan. The ETP Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officers of the ETP GP Entities, including the number of Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to ETP’s named executive officers under these equity incentive plans have consisted of restricted unit awards, which have required the achievement of certain performance objectives in order for the awards to become vested or restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any unit award, ETP Common Units are issued.
Commencing in 2008, all of the new ETP unit awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives. This change resulted from the Compensation Committee’s determination that vesting based on continued employment, rather than the satisfaction of performance objectives, was more generally prevalent with companies in the energy industry. In December 2011, the ETP Compensation Committee approved grants of unit awards to Messrs. McCrea, Salinas and Mason of 50,000 units, 25,000 units and 40,000 units, respectively. In May 2011, the ETP Compensation Committee approved a grant to Mr. McCrea of 136,000 units. All of these unit awards provide for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per ETP Common Unit made by ETP on ETP Common Units promptly following each such distribution by ETP to its Unitholders.
In approving the grant of such unit awards, the ETP Compensation Committee took into account the same factors as discussed above under the caption “Annual Bonus,” the long-term objective of retaining such individuals as key drivers of ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In the case of the unit award to Mr. McCrea, the ETP Compensation Committee took into account the significant achievements of Mr. McCrea discussed under the caption “– Annual Bonus,” and the fees expected to be realized from those projects. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the ETP Compensation Committee to provide a significant incentive to Mr. McCrea to remain with ETP and continue to develop successful commercial projects.
In April 2011, upon Mr. Grady’s appointment as President of Propane Operations, the ETP Compensation Committee approved a grant of unit awards to Mr. Grady of 5,000 units. These unit awards to Mr. Grady were forfeited in January 2012, in connection with the contribution of ETP’s propane operations to AmeriGas.
The issuance of ETP Common Units pursuant to ETP’s equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the ETP Common Units.
The unit awards under ETP’s equity incentive plans generally require the continued employment of the recipient during the vesting period. The ETP Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The ETP Compensation Committee did not accelerate the vesting of unit awards in 2011.
Affiliate Equity Awards.  McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of our General Partner, has voluntarily elected to award to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such partnership. These rights include the economic benefits of ownership of these ETE units based on a five-year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETE or ETP unless this partnership defaults under its obligations under these unit awards once they are granted. We are recognizing non-cash compensation expense over the vesting period based on the grant date fair value of the ETE units awarded the ETP employees assuming no forfeitures.
Messrs. McCrea, Salinas and Mason vested in rights related to ETE units of 42,000, 48,000, and 55,000, respectively, during 2011. Messrs. McCrea and Salinas had unvested rights related to ETE units of 84,000 and 96,000, respectively, as of December 31, 2011. All ETE units previously awarded to Mr. Mason vested had as of December 31, 2011.
Qualified Retirement Plan Benefits.  We have established a defined contribution 401(k) plan, which covers substantially all employees of ETE and ETP, including named executive officers. Employees may elect to their up to 100% of defined eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The entire amount credited to the participant’s account is fully vested and non-forfeitable at all times. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement. Prior to 2009, our 401(k) plan matching contributions were discretionary, based on a percentage of compensation, and participants vested in matching contributions upon completion of one year of service. Prior to 2009, our 401(k) plan also required the attainment of age 21 for all employees.
Health and Welfare Benefits.  All full-time employees, including our and ETP’s named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits.  ETE’s and ETP’s named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Each of ETE’s and ETP’s long-term incentive plans provides for immediate vesting of all unvested unit awards in the event of a change of control, as defined in the respective plan. Please refer to "– Compensation Tables – Potential Payments Upon a Termination or Change of Control" for additional information.
Deferred Compensation Plan.  ETE does not have a deferred compensation plan. Effective January 1, 2010, ETP adopted a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated ETP employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.
Under the DC Plan, each year eligible ETP employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, ETP has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.
Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan) of ETP, all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distributions pursuant to his deferral agreement.
Risk Assessment Related to our Compensation Structure.  We believe that the compensation plans and programs for named executive officers of ETE and ETP, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to ETE or ETP. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm the value of ETE or ETP or reward poor judgment. We also believe ETE and ETP have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, ETE and ETP generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. ETE and ETP generally determine whether, and to what extent, their respective named executive officers receive a cash bonus based on achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership's success. ETE and ETP use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for ETE’s and ETP’s long-term incentive awards ensures that the interests of employees align with those of the respective unitholders of ETE and ETP for the long-term performance of ETE and ETP.
Tax and Accounting Implications of Equity-Based Compensation Arrangements
Deductibility of Executive Compensation
We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officer is not subject to the deduction limitations under Section 162(m) of the Internal Revenue Code and therefore is generally fully deductible for federal income tax purposes.
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

Compensation Committee Interlocks and Insider Participation
Messrs. Glaske and Byrne served on the ETE Compensation Committee through June 30, 2011. During that time, neither of Messrs. Glaske or Byrne was an officer or employee of ETE or any of its subsidiaries or served as an officer of any company with respect to which any of ETE's executive officers served on such company's board of directors. In addition, neither Messrs. Gaske nor Byrne are former employees of ETE or any of its subsidiaries.
Subsequent to June 30, 2011, matters concerning Mr. McReynolds' compensation were deliberated by the members of the board of directors of our General Partner who would be eligible to serve on the ETE Compensation Committee, which consisted of Messrs. Albin, Davis, Harkey and Turner. During that time, none of Messrs. Albin, Davis, Harkey or Turner was an officer or employee of ETE or any of its subsidiaries or served as an officer of any company with respect to which any of ETE's executive officers served on such company's board of directors. Mr. Davis formerly served as Co-Chief Executive Officer and Co-Chairman of the board of directors of the General Partner of ETP until 2007.
Report of Compensation Committee
The board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of ETE. Based on this review and discussion, we have recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors of LE GP, LLC,
general partner of Energy Transfer Equity, L.P.
(eligible members)

David R. Albin
Ray C. Davis
John D. Harkey, Jr.
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
ETE Officer:
John W. McReynolds	2011	$550,000	$550,000	$—	$—	$—	$—	$12,795	$1,112,795
President and Chief Financial Officer	2010	550,000	550,000	995,500	—	—	—	8,462	2,103,962
	2009	500,000	—	922,800	—	—	—	12,250	1,435,050
ETP Officers:
Kelcy L. Warren (4)	2011	$3,240	$—	$—	$—	$—	$—	$—	$3,240
Chief Executive Officer	2010	2,766	—	—	—	—	—	—	2,766
	2009	2,289	—	—	—	—	—	—	2,289
Martin Salinas, Jr.	2011	360,532	400,000	1,128,500	—	—	(6,462)	25,020	1,907,590
Chief Financial Officer	2010	356,058	480,000	999,600	—	—	7,648	27,250	1,870,556
	2009	350,000	—	847,062	—	—	—	31,293	1,228,355
Marshall S. (Mackie) McCrea, III	2011	615,049	750,000	9,542,520	—	—	—	12,972	10,920,541
President and Chief Operating Officer	2010	538,077	729,500	13,455,000	—	—	—	12,250	14,734,827
	2009	500,000	—	883,000	—	—	—	12,250	1,395,250
Thomas P. Mason	2011	432,901	750,000	1,805,600	—	—	—	32,590	3,021,091
Vice President, General Counsel and Secretary	2010	427,513	482,530	999,600	—	—	—	34,990	1,944,633
	2009	420,240	—	802,912	—	—	—	41,005	1,264,157
Robert P. (Paul) Grady (5)	2011	387,500	275,000	266,900	—	—	745	13,540	943,685
President of Propane Operations

(1)
The discretionary cash bonus amounts for named executive officers for 2011 reflect cash bonuses approved by the ETE and ETP Compensation Committees in February 2012 that are expected to be paid in March 2012.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for additional assumptions underlying the value of the equity awards. Equity awards for 2011 have not yet been made by the ETE Compensation Committee.

(3)
The amounts reflected for 2011 in this column include (i) contributions to the 401(k) plan made by ETP on behalf of the named executive officers of $9,567 for Mr. Salinas and $12,250 each for Messrs. McCrea, Mason and Grady, (ii) expenses paid by us for housing for Messrs. Salinas and Mason near our executive office in Dallas and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. Vesting in 401(k) contributions occurs immediately.

(4)
Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

(5)	Mr. Grady was promoted to President of Propane Operations in July 2011. The 2011 amounts reflect his compensation for the entire year.

Grants of Plan-Based Awards Table

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Unit Awards (1)
Name		Threshold (#)	Target (#)	Maximum (#)
ETE Officer:
John W. McReynolds	—	—	—	—	—	—	$—	$—
ETP Officers:
Kelcy L. Warren	N/A	—	—	—	—	—	$—	$—
Martin Salinas, Jr.	12/20/2011	—	—	—	25,000	—	—	1,128,500
Marshall S. (Mackie) McCrea, III	5/2/2011 12/20/2011	—	—	—	136,000 50,000	—	—	7,285,520 2,257,000
Thomas P. Mason	12/20/2011	—	—	—	40,000	—	—	1,805,600
Robert P. (Paul) Grady	4/20/2011	—	—	—	5,000	—	—	266,900

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements.
We do not have any non-equity incentive plans.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, nonqualified deferred compensation earnings, and 401(k) plan contributions can be found in the compensation discussion and analysis that precedes these tables.

Outstanding Equity Awards at Year-End Table

	Grant Date (1)	Unit Awards
Name		Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (2)
ETE Officer:
John W. McReynolds	2/24/2011	25,000	$1,014,500
	12/29/2009	18,000	730,440
	12/19/2008	20,000	811,600
ETP Officers:
Kelcy L. Warren	N/A	—	$—
Martin Salinas, Jr.	12/20/2011	25,000	1,146,250
	12/15/2010	16,000	733,600
	12/15/2009	11,512	527,825
	12/22/2008	8,000	366,800
	12/5/2007	1,200	55,020
Marshall S. (Mackie) McCrea, III	12/20/2011	50,000	2,292,500
	5/2/2011	108,800	4,988,480
	1/14/2011	200,000	9,170,000
	12/15/2009	12,000	550,200
	12/22/2008	8,000	366,800
	12/5/2007	4,400	201,740
Thomas P. Mason	12/20/2011	40,000	1,834,000
	12/15/2010	16,000	733,600
	12/15/2009	10,912	500,315
	12/22/2008	8,000	366,800
	10/17/2008	20,000	917,000
	12/5/2007	3,600	165,060
Robert P. (Paul) Grady	4/20/2011	4,000	183,400
	12/15/2010	4,320	198,072
	12/15/2009	3,274	150,113
	12/22/2008	2,400	110,040
	2/28/2008	8,000	366,800
	12/5/2007	1,200	55,020

(1)
With the exception of Mr. Mason's unit awards granted October 17, 2008, which vest ratably on each anniversary of the grant date through 2013, the unit awards outstanding as of December 31, 2011 reflected in the table above ratably vest in December of each year through 2016 for awards granted in 2011, through 2015 for awards granted in 2010, through 2014 for awards granted in 2009, through 2013 for awards granted in 2008 and through 2012 for awards granted in 2007. All of Mr. Grady's outstanding unit awards were forfeited in January 2012, in connection with the contribution of ETP's propane operations to AmeriGas.

(2)
Market value was computed as the number of unvested awards as of December 31, 2011 multiplied by the closing price of ETP’s Common Units for ETP officers and ETE’s Common Units for the ETE officer on December 31, 2011.

The amounts above do not include the equity awards granted to certain of ETP’s named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to any of ETE's or ETP's equity incentive plans, and such awards are voluntarily made in the sole discretion of Mr. McReynolds.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
ETE Officer:
John W. McReynolds	16,000	$648,000
ETP Officers:
Kelcy L. Warren	—	$—
Martin Salinas, Jr.	13,037	572,129
Marshall S. (Mackie) McCrea, III	89,600	3,932,096
Thomas P. Mason	25,237	1,079,956
Robert P. (Paul) Grady	9,571	460,563

(1)
Amounts presented represent the number of unit awards vested during 2011 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price per unit upon the vesting date.

We have not issued option awards.
Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At December 31, 2011 ($)
ETE Officer:
John W. McReynolds	$—	$—	$—	$—	$—
ETP Officers:
Kelcy L. Warren	$—	$—	$—	$—	$—
Martin Salinas, Jr.	67,151	—	(6,462)	—	117,204
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Robert P. (Paul) Grady	116,250	—	745	—	430,304
The aggregate earnings reflected above for Mr. Salinas are included in his total compensation in the “Summary Compensation Table.” The aggregate balance reflected above for Mr. Salinas also includes earnings of $7,648 which were reported in his total compensation for 2010.
A description of the key provisions of the Partnership's deferred compensation plan can be found in the compensation discussion and analysis above.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards granted pursuant to ETP's 2004 Unit Plan will automatically become vested upon a change of control.  Assuming that a change of control occurred on December 31, 2011, the fair value of the unvested awards granted pursuant to ETP's 2004 Unit Plan as of December 31, 2011 were $421,820 for Mr. Salinas, $568,540 for Mr. McCrea, $2,182,460 for Mr. Mason and $421,820 for Mr. Grady, respectively.  In addition, Messrs. Salinas and McCrea hold unvested rights to receive ETE units granted by McReynolds Energy Partners, L.P. that would become immediately vested in connection with a change in control. Assuming that a change of control occurred on December 31, 2011, the fair value of these awards would have been $3,895,680 for Mr. Salinas and $3,408,720 for Mr. McCrea. Although any unvested equity awards granted under the 2008 Incentive Plan may also become vested upon a change of control at the discretion of the Compensation Committee, this discussion assumes a scenario in which the Compensation Committee does not exercise such discretion.
While any individual award agreement may contain a modified definition, a change of control is generally defined under the 2004 Unit Plan as the occurrence of any of the following events: (i) ETP GP ceases to be our general partner; (ii) ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of ETP GP; (iii) the sale of all or substantially all of ETP's assets (other than to any affiliate of ETE); or (iv) a liquidation or dissolution of ETP. For purposes of the rights with respect to ETE units granted by McReynolds Energy Partners, L.P., a change in control means a “change in control” as defined in the 2004 Unit Plan, but a change in control will also be considered to have occurred if any single party, other than Kelcy Warren, acquires either: (a) more than 90% of the then-outstanding limited partner units of ETE; or (b) more than 51% of the ownership of LE GP, LLC. Under the 2008 Incentive Plan, a “change of control” is generally defined as the occurrence of one or more of the following events: (1) any person or group becomes the beneficial owner of 50 percent or more of our voting power or voting securities; (2) the complete liquidation of either ETP LLC, ETP GP, or us; (3) the sale of all or substantially all of ETP GP's or our assets to anyone other than us, ETP GP or one of our affiliates; or (4) a person other than ETP LLC, ETP GP or one of their affiliates becomes our general partner.
Deferred Compensation Plan. As discussed in our Compensation Discussion and Analysis above, all amounts under the DC Plan (other than discretionary credits) are immediately 100% vested. Upon a change of control (as defined in the DC Plan), distributions from the DC Plan would be made in accordance with the DC Plan's normal distribution provisions. A change of control is generally defined in the DC Plan as any change of control event meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation
Directors of LE GP, LLC who are employees of LE GP, LLC, ETP GP or any of their subsidiaries are not eligible for director compensation. The compensation arrangements for outside directors include a $30,000 annual retainer for services on the board and an annual retainer ($7,500 or $10,000 in the case of the chairman) and meeting attendance fees ($1,200) for services on the Audit Committee. In connection with the Citrus Transaction, the Board of LE GP, LLC appointed a conflicts committee consisting of Messrs. Albin, Davis and Turner (the "ETE Conflicts Committee"). The ETE Conflicts Committee met twice in 2011 to address potential conflicts of interest in the transaction. For their service, the ETE Conflicts Committee members received additional compensation of $1,200 per Conflicts Committee meeting.
The outside directors of LE GP, LLC are also entitled to an annual award under the Energy Transfer Equity, L.P. Long-Term Incentive Plan equal to $15,000 divided by (a) the closing price of the Common Units of ETE on the New York Stock Exchange on such grant-date or (b) the Fair Market Value of a common unit as otherwise determined by the Board of Directors. Each award is subject to a restricted period of three (3) years and vests 1/3 per year beginning on the first anniversary date of the award, provided that all unvested awards fully vest upon the occurrence of a change of control. The compensation expense recorded is based on the grant-date market value of the ETE Common Units and is recognized over the vesting period. Distributions are paid during the vesting period.
The ETP Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of ETP’s General Partner. In 2010, non-employee directors of ETP’s General Partner received an annual fee of $40,000 plus $1,200 for each committee meeting attended. Additionally, the Chairman of ETP’s audit committee receives an annual fee of $15,000 and the members of ETP’s Audit Committee receive an annual fee of $10,000. The Chairman of the ETP Compensation Committee receives an annual fee of $7,500 and the members of the ETP Compensation Committee receive an annual fee of $5,000. In connection with the Citrus Transaction, the ETP Conflicts Committee met 11 times to address potential conflicts of interest in the transaction. For their service the, ETP Conflicts Committee members received additional compensation of $5,000 per Conflicts Committee meeting for the Chairman of the Conflicts Committee and $2,500 per Conflicts Committee meeting for the members of the Conflicts Committee. ETP’s employee directors, including Messrs. Warren and McCrea, do not receive any fees for service as directors. In addition, the non-employee directors participate in ETP’s 2004 Unit Plan and 2008 Incentive Plan. Each director of ETP’s General Partner who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the board of ETP’s General Partner for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 ETP Common Units. Under ETP’s 2004 Unit Plan and 2008 Incentive Plan, the non-employee directors of ETP’s General Partner each receive annual grants of unvested ETP Common Units equal to an aggregate of approximately $50,000 divided by the fair market value of ETP’s Common Units. These ETP Common Units vest over three years at one-third per year.

The following table reflects compensation paid during 2011 to the non-employee directors of our General Partner, as well as any compensation paid during the period to those individuals as directors of our subsidiaries, ETP and Regency.
Director Compensation Table

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)
David R. Albin
As ETE Director	$14,375	$—	$—	$14,375
As ETP Director	165,889	—	—	165,889
Bill W. Byrne (3)
As ETE Director	45,900	14,988	—	60,888
As ETP Director	94,500	45,659	—	140,159
Ray C. Davis
As ETE Director	12,500	—	—	12,500
As ETP Director	38,575	22,283	—	60,858
Paul E. Glaske (3)
As ETE Director	45,900	14,988	—	60,888
As ETP Director	123,300	45,659	—	168,959
John D. Harkey, Jr.
As ETE Director	65,800	14,988	—	80,788
As Regency Director	49,000	414,400	—	463,400
K. Rick Turner
As ETE Director	45,575	14,988	—	60,563
As ETP Director	33,222	22,283	—	55,505

(1)	Fees paid in cash for ETE Directors are based on amounts earned during the period. Fees paid to Mr. Albin during 2012 include amounts owed from prior years.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price as of the grant date. For ETP unit awards, the grant date market price is reduced by the expected distributions during the vesting period to determine the grant date fair value. As of December 31, 2011, Messrs. Harkey and Turner each had 978 unvested ETE restricted units outstanding. As of December 31, 2011, Mr. Harkey had 15,101 unvested Regency restricted units outstanding.

(3)	Messrs. Byrne and Glaske resigned from ETE's board of directors effective June 30, 2011. All outstanding awards to these individuals were vested upon resignation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
At the time of our initial public offering, we adopted the Energy Transfer Equity, L.P. Long-Term Incentive Plan for the employees, directors and consultants of our General Partner and its affiliates who perform services for us. The long-term incentive plan provides for the following five types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to three million units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The plan is administered by the compensation committee of the board of directors of our General Partner.

The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	2,853,676
Total	—	$—	2,853,676
Energy Transfer Equity, L.P. Units
The following table sets forth certain information as of February 1, 2012, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class
Common Units	Kelcy L. Warren (7)	44,752,580	20.1%
	John W. McReynolds (6)	6,635,644	3.0%
	David R. Albin (3)	501,226	*
	Ray C. Davis (4)	16,802,475	7.5%
	John D. Harkey, Jr. (5)	42,951	*
	Marshall S. (Mackie) McCrea, III	1,022,937	*
	K. Rick Turner	83,400	*
	All Directors and Executive Officers as a group (7 persons)	69,841,213	31.2%
	Kayne Anderson Capital Advisors, L.P.	20,138,793	9.0%

*	Less than 1%

(1)
The address for Messrs. Warren, McReynolds, Albin, Davis, Harkey, McCrea and Turner is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

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

(4)
Includes 741,654 units held by Avatar Investments, L.P., 50 units held by Avatar Holdings, LLC, 3,223,005 units held by Mr. Davis as Trustee of a trust for the benefit of his spouse and 7,881,953 units held by ETC Holdings, L.P. (over which Mr. Davis exercises shared voting and dispositive power with Mr. Warren). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to be beneficially own units held by ETC Holdings, L.P. Excludes an additional 17,964,706 units held by ETC Holdings L.P. in which Mr. Davis has no ownership interest (see note 7 below).

(5)	Includes 15,000 units held by the Katemcy Trust.

(6)	Includes 4,008,274 units held by McReynolds Energy Partners L.P. and 2,521,570 units held by McReynolds Equity

Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of units owned by such limited partnerships other than to the extent of his interest in such entity.

(7)
Includes 19,175,550 units held by Kelcy Warren Partners, L.P. and 1,500,000 units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 17,964,706 units held by ETC Holdings L.P. (over which Mr. Warren exercises shared voting and dispositive power with Mr. Davis). ET GP LLC is the sole general partner of ETC Holdings, L.P. and therefore may be deemed to be beneficially own units held by ETC Holdings, L.P. Excludes an additional 7,881,953 units held by ETC Holdings L.P. in which Mr. Warren has no ownership interest (see note 4 above). Also includes 150,269 units held by LE GP, LLC. Mr. Warren may be deemed to own units held by LE GP, LLC due to his ownership of 81.2% of its member interests. The voting and disposition of these units is directly controlled by the board of directors of LE GP, LLC. Mr. Warren disclaims beneficial ownership of units owned by LE GP, LLC other than to the extent of his interest in such entity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Parent Company’s cash flows currently consist of distributions from Energy Transfer Parters, L.P. (“ETP”) and (“Regency”) related to the following partnership interests, including IDRs in ETP and Regency:

•	our ownership of the general partner interest in ETP, which we hold through our ownership interests in Energy Transfer Parters GP, L.P. (“ETP GP”);

•	50.2 million ETP Common Units, representing approximately 22% of the total outstanding ETP Common Units, which we hold directly;

•
100% of the IDRs in ETP, which we likewise hold through our ownership interests in ETP GP and which entitle us to receive specified percentages of the cash distributed by ETP as ETP’s per unit distribution increases;

•	our ownership of the general partner interest in Regency, which we hold through our ownership interests in Regency GP LP(“Regency GP”);

•	26.3 million Regency Common Units, representing approximately 17% of the total outstanding Regency Common Units; and

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
Mr. McCrea, a current director of LE GP, LLC, our General Partner, is also a director of the ETP GP. In addition, Mr. Warren, the Chairman of our Board of Directors, is also an executive officer of the ETP GP.
As a policy matter, our Conflicts Committee generally reviews any proposed related party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership’s board of directors makes the determinations as to whether there exists a related party transaction in the normal course of reviewing transactions for approval as the Partnership’s board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors’ approval is sought by the Partnership’s management. In addition, the Partnership’s board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership’s board makes those determinations in light of its fiduciary duties to the Unitholders. The partnership agreement of ETE provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to ETE, approved by all the partners of ETE and not a breach by the General Partner or its Board of Directors of any duties they may owe ETE or the Unitholders.
On September 1, 2011, Regency exercised its option to acquire ETP's remaining 0.1% of interest in MEP for approximately $1.2 million in cash.
The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the years ended December 31, 2011 and 2010 the Parent Company received $16.6 million and $5.8 million, respectively, from Regency related to these services. For the years ended December 31, 2011, 2010 and 2009, the Parent Company paid $17.1 million, $6.3 million and $0.5 million, respectively, to ETP related to these services. The increase in payments to ETP was the result of increased service fees related to the provision of various general and administrative services for Regency. The management fees received from Regency for the year ended December 31, 2011 reflect the reimbursement of various general and administrative services of $6.6 million for expenses incurred by ETP on behalf of Regency.

ETP has an operating lease agreement with Messrs. Davis and Warren, the former owners of Energy Transfer Group, L.L.C. (“ETG”), which ETP acquired in 2009. Prior to the consummation of the transaction, the committee made the determination that both the sale of ETG to ETP and the terms of the operating lease between ETP and Messrs. Davis and Warren were fair and reasonable to ETP. See discussion in Note 13 to our consolidated financial statements.
Enterprise GP Holdings, L.P. (“EPE”) became a related party in May 2007 when it acquired approximately 17.6% of our outstanding common units and a 40.6% interest in LE GP, LLC, our General Partner. Enterprise Products Partners L.P. (“Enterprise”) acquired these common units in connection with its merger with EPE in November 2010. Following the merger, Mr. Warren acquired from Enterprise the 40.6% interest in LE GP, LLC that had been owned by EPE prior to the merger.
Prior to EPE becoming a related party, the conflicts committees of ETE and ETP reviewed the transaction and made the determination that it was fair and reasonable to both ETE and ETP. In addition, the conflicts committees of ETP and ETE adopted a statement of policy relating to the relationship with EPE in order to address potential conflicts of interest following the acquisition. Under this policy, any material transaction between any Enterprise Entity (as defined in the policy) and any Energy Transfer Entity (as defined in the policy) requires the prior approval by the ETP Conflicts Committee if such transaction relates to ETP or the ETE Conflicts Committee if such transaction relates to ETE. The policy also provides that Energy Transfer Entities will take precautions to ensure that commercially sensitive information is not shared with personnel of Enterprise Entities.
In the ordinary course of business ETP’s natural gas operations purchase and sell natural gas and natural gas liquids from and to Enterprise Entities. An ETP operating unit has a monthly natural gas storage contract with TEPPCO Partners, L.P., an Enterprise Entity. ETP’s natural gas operations and the Enterprise Entities transport natural gas on each other’s pipelines and share operating expenses on jointly-owned pipelines. All commercial agreements with Enterprise were negotiated at arm’s-length and the terms of each agreement were, in the opinion of the relevant conflicts committee, fair and reasonable to the Partnership. ETP’s propane operations routinely purchase and sale propane from and to Enterprise Entities, including purchases under a long-term contract of Titan Energy Partners, L.P., a subsidiary of ETP, to purchase substantially all of its propane requirements through certain of the Enterprise Entities. This agreement was in effect prior to ETP’s acquisition of Titan in 2006. See discussion of our transactions with Enterprise and its subsidiaries in Note 13 to our consolidated financial statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2011	2010
Audit fees (1)	$3,138,500	$2,616,045
Audit related fees (2)	372,000	—
Tax fees (3)	9,553	—
All other fees	—	—
Total	$3,520,053	$2,616,045

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

(2)	Includes fees in 2011 for attestation engagements of subsidiary entities in connection with the contribution of the Partnership's retail propane operations to AmeriGas Partners, L.P. in January 2012.

(3)	Includes fees in 2011 related to state and local tax consultation and training.
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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC,
its general partner

Date:	February 22, 2012	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds	President and Chief Financial Officer	February 22, 2012
John W. McReynolds	(Principal Executive, Financial and Accounting Officer)

/s/ Kelcy L. Warren	Director and Chairman of the Board	February 22, 2012
Kelcy L. Warren

/s/ David R. Albin	Director	February 22, 2012
David R. Albin

/s/ Ray C. Davis	Director	February 22, 2012
Ray C. Davis

/s/ John D. Harkey	Director	February 22, 2012
John D. Harkey

/s/ Marshall S. McCrea, III	Director	February 22, 2012
Marshall S. McCrea, III

/s/ K. Rick Turner	Director	February 22, 2012
K. Rick Turner

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
2.1	1-32740 (8-K/A) (5/13/10)	2.1	General Partner Purchase Agreement, dated May 10, 2010, by and among Regency GP Acquirer, L.P., Energy Transfer Equity, L.P. and ETE GP Acquirer LLC.
2.2	1-32740 (8-K/A) (5/13/10)	2.2	Redemption and Exchange Agreement, dated May 10, 2010, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
2.3	1-32740 (8-K/A) (5/13/10)	2.3	Contribution Agreement, dated May 10, 2010, by and among Energy Transfer Equity, L.P., Regency Energy Partners LP and Regency Midcontinent Express LLC.
2.4	1-32740 (8-K) (6/20/11)	2.1	Agreement and Plan of Merger, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and Southern Union Company, dated as of June 15, 2011.
2.5	1-32740 (8-K)(7/5/11)	2.1
Agreement and Plan of Merger, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and Southern Union Company, dated as of June 15, 2011, as Amended and Restated as of July 4, 2011.

2.5.1	1-32740 (8-K)(7/5/11)	10.1	Support Agreement dated June 15, 2011 by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and certain stockholders of Southern Union Company.
2.6	1-32740 (8-K)(7/20/11)	2.2
Amended and Restated Agreement and Plan of Merger, by and among, Energy Transfer Partners, L.P., Citrus ETP Acquisition L.L.C., Energy Transfer Equity, L.P., Southern Union Company, and CrossCountry Energy, LLC, dated as of July 19, 2011.

2.7	1-32740 (8-K)(9/15/11)	2.1
Amendment No. 1, dated as of September 14, 2011, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and Southern Union Company.

2.8	1-32740 (8-K)(9/15/11)	2.2
Amendment No. 1, dated as of September 14, 2011, to Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

3.1	333-128097 (S-1) (9/2/05)	3.1	Certificate of Conversion of Energy Transfer Company, L.P.
3.2	333-128097 (S-1) (9/2/05)	3.2	Certificate of Limited Partnership of Energy Transfer Equity, L.P.
3.3	1-32740 (8-K) (2/14/06)	3.1	Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.
3.3.1	1-32740 (10-K) (8/31/06)	3.3.1	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.
3.3.2	1-32740 (8-K) (11/13/07)	3.3.2	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.
3.3.3	1-32740 (8-K) (6/2/10)	3.1	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P.
3.4	333-128097 (S-1) (9/2/05)	3.4	Certificate of Conversion of LE GP, LLC.
3.5	333-128097 (S-1) (9/2/05)	3.5	Certificate of Formation of LE GP, LLC.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
3.6	1-32740 (8-K) (5/8/07)	3.6.1	Amended and Restated Limited Liability Company Agreement of LE GP, LLC.
3.6.1	1-32740 (8-K) (12/23/09)	3.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of LE GP, LLC.
3.7	1-11727 (8-K) (7/28/09)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)
3.8	1-11727 (10-Q) (2/29/04)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.
3.9	1-11727 (10-Q) (5/31/07)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.
3.10	1-11727 (10-Q) (5/31/07)	3.6	Third Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.
3.10.1	1-11727 (8-K) (8/10/10)	3.6	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.
3.11	333-128097 (S-1/A) (12/20/05)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.
3.11.1	333-128097 (S-1/A) (12/20/05)	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.
3.12	333-128097 (S-1/A) (12/20/05)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.
3.13	1-32740 (8-K) (8/10/10)	3.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP, L.L.C.
4.1	1-11727 (8-K) (1/19/05)	4.1	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
4.2	1-11727 (8-K) (1/19/05)	4.2	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
4.3	1-11727 (10-Q) (2/28/05)	10.45	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.
4.4	1-11727 (10-Q) (2/28/05)	10.46	Notation of Guaranty.
4.5	1-11727 (8-K) (1/19/05)	4.3	Registration Rights Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.
4.6	1-11727 (10-Q) (2/28/05)	10.39.1	Joinder to Registration Rights Agreement dated February 24, 2005, among Energy Transfer Partners, L.P., the Subsidiary Guarantors and Wachovia Bank, National Association, as trustee.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
4.7	1-11727 (8-K) (8/2/05)	4.1
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

4.14	1-11727 (8-K) (12/23/08)	4.2
Seventh Supplemental Indenture dated December 23, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

4.15	1-11727 (8-K) (4/7/09)	4.2
Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

4.16	1-11727 (DEF 14A) (11/21/08)	A	Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan.
4.17	1-32740 (8-K) (6/2/10)	4.14	Registration Rights Agreement by and among Energy Transfer Equity, L.P. and Regency GP Acquirer, L.P., dated as of May 26, 2010.
4.18	1-32740 (8-K) (9/20/10)	4.14	Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee.
4.19	1-32740 (8-K) (9/20/10)	4.15	First Supplemental Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes).

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
10.1	1-11727 (8-K) (2/1/05)	10.1	Purchase and Sale Agreement dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and LaGrange Acquisition, L.P., as Buyer.
10.2	1-11727 (8-K) (2/1/05)	10.2
Cushion Gas Litigation Agreement dated January 26, 2005, among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and LaGrange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

10.3	1-11727 (10-K) (8/31/06)	10.45	Energy Transfer Partners, L.P. Summary of Director Compensation.
10.4.1**	1-11727 (10-Q) (2/28/02)	10.6.3	Heritage Propane Partners, L.P. (now known as Energy Transfer Partners, L.P.) Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.
10.4.2**	1-11727 (10-Q) (6/30/08)	10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan.
10.4.3**	1-11727 (8-K) (11/1/04)	10.1	Form of Grant Agreement.
10.4.4**	1-11727 (8-K) (3/3/2008)	10.1	Energy Transfer Partners, L.P. Midstream Bonus Plan.
10.5	1-11727 (8-K) (2/4/02)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.
10.6	1-11727 (10-Q) (2/29/04)	4.2	Unitholder Rights Agreement dated January 20, 2004, among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and LaGrange Energy, L.P.
10.7	333-128097 (S-1) (333-128097)	10.47	Registration Rights Agreement for Limited Partnership Units of LaGrange Energy, L.P.
10.8**	333-128097 (S-1) (333-128097)	10.25	Energy Transfer Equity Long-Term Incentive Plan.
10.9**	333-128097 (S-1) (333-128097)	10.26	Form of Director and Officer Indemnification Agreement.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
10.10	1-11727 (8-K) (11/2/11)	10.1
Second Amended and Restated Credit Agreement, dated October 27, 2011, among Energy Transfer Partners, L.P., the borrower, and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC, as senior managing agents, and other lenders party hereto.

10.11	1-32740 (8-K) (7/19/06)	10.2
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

10.12	1-32740 (10-K) (8/31/06)	10.34
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

10.12.1	1-32740 (8-K) (6/2/10)	10.1
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

10.13	1-32740 (10-K) (8/31/06)	10.35	Contribution and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Partners, L.P.
10.14	1-32740 (10-K) (8/31/06)	10.36	Contribution, Assumption and Conveyance Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P., and Energy Transfer Investments, L.P.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
10.15	1-11727 (8-K) (11/3/06)	3.1.10	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
10.16	1-32740 (10-K) (8/31/06)	10.38	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Equity, L.P. and Energy Transfer Investments, L.P.
10.17	1-11727 (8-K) (9/18/06)	10.1
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.) Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holding I LLC.

10.18	1-11727 (8-K) (9/18/06)	10.2	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.
10.19	1-11727 (8-K) (9/18/06)	10.3	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.
10.20	1-32740 (8-K)(11/30/06)	99.1	Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein.
10.21**	1-32740 (8-K)(12/26/06)	99.1	LE GP, LLC Outside Director Compensation Policy.
10.22	1-32740 (8-K)(3/5/07)	99.1	Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein.
10.23	1-32740 (8-K)(5/7/07)	10.45	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P.
10.24	1-11727 (10-Q) (5/31/07)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
10.24.1	1-11727 (10-Q) (5/31/07)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
10.25	1-11727 (10-Q) (5/31/07)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
10.26	1-32740 (8-K) (9/20/10)	10.10
Credit Agreement, dated September 20, 2010 among Energy Transfer Equity, L.P., as the borrower, Credit Suisse AG, as administrative agent and collateral agent, and the other lenders party thereto, and Credit Suisse Securities (USA) LLC, as sole lead arranger and sole book runner.

Exhibit Number	Previously Filed *
	With File Number (Form) (Period Ended or Date)	As Exhibit
10.27	1-32740 (8-K) (9/20/10)	10.2
Pledge and Security Agreement, dated September 20, 2010, by and among Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C., ETE GP Acquirer LLC, ETE Services Company, LLC, Regency GP LLC, as the grantors, and Credit Suisse AG, Cayman Islands Branch, as collateral agent for the lenders under the Credit Agreement dated September 20, 2010.

10.28	1-32740 (8-K)(7/5/11)	10.5	Amended and Restated Support Agreement dated July 4, 2011 by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and certain stockholders of Southern Union Company
10.29	1-32740 (8-K)(7/20/11)	10.1	Second Amended and Restated Support Agreement, dated as of July 19, 2011, by and among, Energy Transfer Equity, L.P., Sigma Acquisition Corporation and certain stockholders of Southern Union Company.
10.30	1-32740 (10-Q)(8/8/11)	10.1.1
First Amendment to Credit Agreement, dated September 20, 2010 among Energy Transfer Equity, L.P., as the borrower, Credit Suisse AG, as administrative agent and collateral agent, and the other lenders party thereto, and Credit Suisse Securities (USA) LLC, as sole lead arranger and sole book runner.

10.31	1-32740 (8-K)(7/5/11)	10.1	Support Agreement dated June 15, 2011 by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation, and certain stockholders of Southern Union Company.
10.3	1-32740 (8-K)(10/21/11)	10.1
Senior Bridge Term Loan Credot Agreement, dated as of October 17, 2011 among Energy Transfer Equity, L.P., as the borrower, Credit Suisse AG, as administrative agent, and the other lenders party thereto, and Credit Suisse Securities (USA) LLC, as sole arranger and sole bookrunner.

12.1			Computation of Ratio of Earnings to Fixed Charges.
21.1			List of Subsidiaries.
23.1			Consent of Grant Thornton LLP.
23.2			Consent of KPMG LLP.
23.3			Consent of PricewaterhouseCoopers LLP.
31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1			Report of Independent Registered Public Accounting Firm — KPMG LLP opinion on consolidated financial statements of Regency Energy Partners LP.
99.2			Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP opinion on financial statements of Midcontinent Express Pipeline LLC.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) our Consolidated Statements of Comprehensive Income for years ended December 31, 2011, 2010 and 2009; (iv) our Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009; and (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

*	Incorporated herein by reference.

**	Denotes a management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Equity, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Energy Transfer Equity, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Regency Energy Partners LP (a consolidated subsidiary following the Partnership's acquisition of the general partner interests in Regency Energy Partners LP on May 26, 2010) as of December 31, 2010 and for the period from May 26, 2010 to December 31, 2010, which statements reflect 27 percent of total consolidated assets as of December 31, 2010 and 11 percent of total consolidated revenues for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Regency Energy Partners LP as of December 31, 2010 and for the period from May 26, 2010 to December 31, 2010, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2012

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,342	$86,264
Marketable securities	1,229	2,032
Accounts receivable, net of allowance for doubtful accounts of $8,841 and $6,706 as of December 31, 2011 and 2010, respectively	680,491	612,357
Accounts receivable from related companies	100,406	76,331
Inventories	327,963	366,384
Exchanges receivable	21,307	21,926
Price risk management assets	15,802	16,357
Other current assets	181,904	109,359
Total current assets	1,455,444	1,291,010

PROPERTY, PLANT AND EQUIPMENT	16,529,339	13,284,430
ACCUMULATED DEPRECIATION	(1,970,777)	(1,431,698)
	14,558,562	11,852,732

ADVANCES TO AND INVESTMENTS IN AFFILIATES	1,496,600	1,359,979
LONG-TERM PRICE RISK MANAGEMENT ASSETS	26,011	13,971
GOODWILL	2,038,975	1,600,611
INTANGIBLE ASSETS, net	1,072,291	1,034,846
OTHER NON-CURRENT ASSETS, net	248,910	225,581
Total assets	$20,896,793	$17,378,730

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$512,023	$421,556
Accounts payable to related companies	33,208	27,351
Exchanges payable	17,957	16,003
Price risk management liabilities	90,053	13,172
Accrued and other current liabilities	763,912	567,688
Current maturities of long-term debt	424,160	35,305
Total current liabilities	1,841,313	1,081,075

LONG-TERM DEBT, less current maturities	10,946,864	9,346,067
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	81,415	79,465
SERIES A CONVERTIBLE PREFERRED UNITS (Note 7)	322,910	317,600
OTHER NON-CURRENT LIABILITIES	244,202	235,848

COMMITMENTS AND CONTINGENCIES (Note 10)

PREFERRED UNITS OF SUBSIDIARY (Note 7)	71,144	70,943
EQUITY:
General Partner	321	520
Limited Partners:
Common Unitholders (222,972,708 and 222,941,172 units authorized, issued and outstanding as of December 31, 2011 and 2010, respectively)	52,485	115,350
Accumulated other comprehensive income	678	4,798
Total partners’ capital	53,484	120,668
Noncontrolling interest	7,335,461	6,127,064
Total equity	7,388,945	6,247,732
Total liabilities and equity	$20,896,793	$17,378,730

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	Years Ended December 31,
	2011	2010	2009
REVENUES:
Natural gas sales	$2,985,471	$2,732,153	$2,417,741
NGL sales	1,735,242	836,610	472,874
Gathering, transportation and other fees	1,845,267	1,388,034	1,187,969
Retail propane sales	1,360,653	1,314,973	1,190,524
Other	314,070	326,362	148,187
Total revenues	8,240,703	6,598,132	5,417,295
COSTS AND EXPENSES:
Cost of products sold	5,182,999	4,111,337	3,122,056
Operating expenses	918,918	784,546	680,893
Depreciation and amortization	611,809	431,199	325,024
Selling, general and administrative	292,158	234,321	178,924
Total costs and expenses	7,005,884	5,561,403	4,306,897
OPERATING INCOME	1,234,819	1,036,729	1,110,398
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(739,811)	(624,887)	(468,420)
Equity in earnings of affiliates	117,188	65,220	20,597
Losses on disposal of assets	(816)	(5,255)	(1,564)
Gains (losses) on non-hedged interest rate derivatives	(77,806)	(52,357)	33,619
Allowance for equity funds used during construction	957	28,942	10,557
Impairment of investments in affiliates	(5,355)	(52,620)	—
Other, net	15,954	(44,210)	1,913
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	545,130	351,562	707,100
Income tax expense	16,883	13,738	9,229
INCOME FROM CONTINUING OPERATIONS	528,247	337,824	697,871
Loss from discontinued operations	—	(1,244)	—
NET INCOME	528,247	336,580	697,871
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	218,436	143,822	255,398
NET INCOME ATTRIBUTABLE TO PARTNERS	309,811	192,758	442,473
GENERAL PARTNER’S INTEREST IN NET INCOME	959	597	1,370
LIMITED PARTNERS’ INTEREST IN NET INCOME	$308,852	$192,161	$441,103
BASIC NET INCOME PER LIMITED PARTNER UNIT	$1.39	$0.86	$1.98
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	222,968,261	222,941,156	222,898,203
DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.38	$0.86	$1.98
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	222,968,261	222,941,156	222,898,203

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$528,247	$336,580	$697,871
Other comprehensive income, net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(18,952)	49,353	16,958
Change in value of derivative instruments accounted for as cash flow hedges	6,502	19,012	(11,017)
Change in value of available-for-sale securities	(804)	(4,023)	10,924
	(13,254)	64,342	16,865
Comprehensive income	514,993	400,922	714,736
Less: Comprehensive income attributable to noncontrolling interest	209,302	149,738	258,066
Comprehensive income attributable to partners	$305,691	$251,184	$456,670

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2008	$155	$(15,762)	$(67,825)	$2,422,748	$2,339,316
Distributions to partners	(1,457)	(469,201)	—	—	(470,658)
Distributions to noncontrolling interest	—	—	—	(381,471)	(381,471)
Subsidiary units issued for cash	300	96,696	—	902,680	999,676
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	576	—	21,838	22,414
Other, net	—	—	—	(3,762)	(3,762)
Other comprehensive income, net of tax	—	—	14,197	2,668	16,865
Net income	1,370	441,103	—	255,398	697,871
Balance, December 31, 2009	368	53,412	(53,628)	3,220,099	3,220,251
Regency Transactions (See Notes 1 and 3)	648	209,065	—	1,895,268	2,104,981
Distributions to partners	(1,495)	(481,553)	—	—	(483,048)
Distributions to noncontrolling interest	—	—	—	(567,593)	(567,593)
Subsidiary units issued for cash	441	142,154	—	1,409,215	1,551,810
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	936	—	24,995	25,931
Other, net	(39)	(825)	—	(4,658)	(5,522)
Other comprehensive income, net of tax	—	—	58,426	5,916	64,342
Net income	597	192,161	—	143,822	336,580
Balance, December 31, 2010	520	115,350	4,798	6,127,064	6,247,732
Distributions to partners	(1,626)	(523,970)	—	—	(525,596)
Distributions to noncontrolling interest	—	—	—	(778,557)	(778,557)
Subsidiary units issued for cash	474	152,565	—	1,749,603	1,902,642
Subsidiary units issued in acquisition	—	—	—	3,000	3,000
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	1,139	—	32,851	33,990
Other, net	(6)	(1,451)	—	(7,802)	(9,259)
Other comprehensive loss, net of tax	—	—	(4,120)	(9,134)	(13,254)
Net income	959	308,852	—	218,436	528,247
Balance, December 31, 2011	$321	$52,485	$678	$7,335,461	$7,388,945

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,247	$336,580	$697,871
Reconciliation of net income to net cash provided by operating activities:
Impairment of investments in affiliates	5,355	52,620	—
Payment for termination of Parent Company interest rate derivatives (See Note 11)	—	(168,550)	—
Proceeds from termination of ETP interest rate derivatives	—	26,495	—
Depreciation and amortization	611,809	431,199	325,024
Amortization of finance costs charged to interest	19,779	18,111	14,954
Non-cash compensation expense	42,181	31,168	25,833
Losses on disposal of assets	816	5,255	1,564
Distribution in excess of earnings of affiliates, net	3,075	79,975	3,224
Other non-cash	7,281	14,483	3,627
Changes in operating assets and liabilities, net of effects of acquisitions (see Note 2)	158,148	259,543	(348,636)
Net cash provided by operating activities	1,376,691	1,086,879	723,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1,971,581)	(345,237)	30,367
Capital expenditures (excluding allowance for equity funds used during construction)	(1,810,230)	(1,509,977)	(748,621)
Contributions in aid of construction costs	25,371	13,720	6,453
Advances to affiliates, net	(149,717)	(92,603)	(655,500)
Proceeds from the sale of assets	33,275	104,118	21,545
Net cash used in investing activities	(3,872,882)	(1,829,979)	(1,345,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,261,905	4,388,531	3,542,612
Principal payments on debt	(6,263,802)	(4,078,171)	(3,020,587)
Subsidiary equity offerings, net of issue costs	1,902,642	1,551,810	936,337
Distributions to partners	(525,596)	(483,048)	(470,658)
Distributions to noncontrolling interests	(778,557)	(567,593)	(381,471)
Debt issuance costs	(53,298)	(48,613)	(7,646)
Other, net	(7,025)	(1,867)	—
Net cash provided by financing activities	2,536,269	761,049	598,587
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,078	17,949	(23,708)
CASH AND CASH EQUIVALENTS, beginning of period	86,264	68,315	92,023
CASH AND CASH EQUIVALENTS, end of period	$126,342	$86,264	$68,315

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in thousands)

1.     OPERATIONS AND ORGANIZATION:
Financial Statement Presentation
The consolidated financial statements of Energy Transfer Equity, L.P. (the “Partnership,” “we” or “ETE”) presented herein for the years ended December 31, 2011, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through the date the financial statements were issued.
At December 31, 2011, our equity interests consisted of:

	General Partner Interest (as a % of total partnership interest)	Incentive Distribution Rights (“IDRs”)	Limited Partner Units
ETP	1.5%	100%	50,226,967
Regency	1.8%	100%	26,266,791
The consolidated financial statements of ETE presented herein include the results of operations of:
•the Parent Company;

•	our controlled subsidiaries, Energy Transfer Partners, L.P. (“ETP”) and Regency Energy Partners LP (“Regency”) (see description of their respective operations below under “Business Operations”);

•	ETP’s and Regency’s wholly-owned subsidiaries; and

•	our wholly-owned subsidiaries that own the general partner and IDR interest in ETP and Regency.
We obtained control of Regency on May 26, 2010 as a result of the “Regency Transactions” (see Note 3), and as such, the year ended December 31, 2010 includes the results of operations of Regency for the period from the acquisition date through the end of the period.
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

Business Operations
The Parent Company’s principal sources of cash flow are distributions related to its direct and indirect investments in the limited partner and general partner interests in ETP and Regency. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements, distributions to its partners and holders of the Series A Convertible Preferred Units (the “Preferred Units”) and at ETE’s election, capital contributions to ETP and Regency in respect of ETE’s general partner interests in ETP and Regency. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to fully understand the financial condition of the Parent Company on a stand-alone basis, see Note 16 for stand-alone financial information apart from that of the consolidated partnership information included herein.
The following is a brief description of ETP’s and Regency’s operations:

•
ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include gathering and transportation pipelines, treating and processing assets, and storage facilities located in Texas. ETP also holds a 70% membership interest in Lone Star NGL LLC (“Lone Star”), a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi.

•
Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Bone Spring and Avalon shales, as well as the Permian Delaware basin. Its assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% membership interest in Lone Star.

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
Revenue Recognition
Our segments are engaged in multiple revenue-generating activities. To the extent that those activities are similar among our segments, revenue recognition policies are similar. Below is a description of revenue recognition policies for significant revenue-generating activities within our segments.
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

ETP’s intrastate transportation and storage and interstate transportation operations’ results are determined primarily by the amount of capacity its customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, ETP’s customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Fuel retained for a fee is typically valued at market prices.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third party pipeline, which is when title and risk of loss pass to the customer.
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
Regulatory Accounting - Regulatory Assets and Liabilities
Certain of our subsidiaries are subject to regulation by certain state and federal authorities and have accounting policies that conform to the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheets for the period in which the discontinuance of regulatory accounting treatment occurs.
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities was comprised as follows:

	Years Ended December 31,
	2011	2010	2009
Accounts receivable	$6,073	$92,085	$28,431
Accounts receivable from related companies	(23,816)	(26,265)	(26,321)
Inventories	50,991	14,750	(101,592)
Exchanges receivable	620	1,064	22,074
Other current assets	(51,398)	33,233	8,195
Other non-current assets	7,077	5,843	(1,467)
Accounts payable	21,452	(66,936)	(16,024)
Accounts payable to related companies	5,857	(9,939)	4,184
Exchanges payable	1,954	(3,841)	(35,433)
Accrued and other current liabilities	84,704	72,669	(101,927)
Other non-current liabilities	(118)	442	1,401
Price risk management assets and liabilities, net	54,752	146,438	(130,157)
Net change in operating assets and liabilities, net of effects of acquisitions	$158,148	$259,543	$(348,636)
Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended December 31,
	2011	2010	2009
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$225,827	$108,076	$46,134
Gain from subsidiary common unit transactions	$153,039	$352,307	$96,996
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued from acquisitions	$4,166	$1,242,604	$26,237
Subsidiary issuance of Common Units in connection with certain acquisitions	$3,000	$584,436	$63,339
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$728,112	$547,286	$440,492
Cash paid for income taxes	$26,603	$9,188	$15,447
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
Inventories consisted of the following:

	December 31,
	2011	2010
Natural gas and NGLs, excluding propane	$146,132	$170,179
Propane	86,958	76,341
Appliances, parts and fittings and other	94,873	119,864
Total inventories	$327,963	$366,384
ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventory and designates certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.
During 2009, ETP recorded lower of cost or market adjustments of $54.0 million and fair value adjustments related to its application of fair value hedging of $66.1 million. No lower of cost or market adjustments were recorded in 2011 or 2010.
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
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2011	2010
Deposits paid to vendors	$66,231	$52,192
Prepaid and other	115,673	57,167
Total other current assets	$181,904	$109,359
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Natural gas and NGLs used to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Additionally, our subsidiaries capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2011	2010
Land and improvements	$137,352	$103,325
Buildings and improvements (10 to 83 years)	278,829	383,274
Pipelines and equipment (10 to 83 years)	11,358,550	9,709,568
Natural gas and NGL storage facilities (40 years) (1)	789,612	100,909
Bulk storage, equipment and facilities (5 to 83 years)	976,882	736,520
Tanks and other equipment (10 to 30 years)	643,527	623,126
Vehicles (3 to 33 years)	230,609	200,702
Right of way (20 to 83 years)	793,232	637,930
Furniture and fixtures (3 to 33 years)	48,466	41,205
Linepack	58,982	55,744
Pad gas	57,907	57,907
Other (5 to 33 years)	234,440	189,103
Construction work-in-process	920,951	445,117
	16,529,339	13,284,430
Less - Accumulated depreciation	(1,970,777)	(1,431,698)
Property, plant and equipment, net	$14,558,562	$11,852,732
(1) Includes $682.4 million of natural gas liquids storage facilities acquired in connection with the LDH Acquisition described in Note 3.
We recognized the following amounts of depreciation expense and capitalized interest expense for the periods presented:

	Years Ended December 31,
	2011	2010	2009
Depreciation expense	$556,569	$394,698	$304,129
Capitalized interest, excluding AFUDC	$12,630	$4,071	$11,791
Advances to and Investments in Affiliates
Certain of our subsidiaries own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influence over, but do not control the investee’s operating and financial policies.
See Note 4 for a discussion of these joint ventures.

Goodwill
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplified how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 was effective for fiscal years beginning after December 15, 2011, and early adoption was permitted. We adopted and applied this standard to our annual impairment tests performed for certain reporting units during the year ended December 31, 2011. There was no material impact to our financial position or results of operations as a result of the adoption of this standard.
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of December 31 for reporting units within ETP's interstate transportation and NGL transportation and services operations and for all of Regency's reporting units. Our annual impairment test is performed as of August 31 for all other reporting units. No goodwill impairments were recorded for the periods presented in these consolidated financial statements.
Changes in the carrying amount of goodwill were as follows:

	Investment in ETP	Investment in Regency	Corporate and Other	Total
Balance, December 31, 2009	$745,505	$—	$29,589	$775,094
Goodwill acquired	36,460	789,789	—	826,249
Other	(732)	—	—	(732)
Balance, December 31, 2010	781,233	789,789	29,589	1,600,611
Goodwill acquired	438,364	—	—	438,364
Balance, December 31, 2011	$1,219,597	$789,789	$29,589	$2,038,975
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. A net increase in goodwill of $825.5 million was recorded during the year ended December 31, 2010, primarily due to $789.8 million from the Regency Transactions, in addition to $27.3 million of goodwill ETP recorded from its acquisition of the natural gas gathering company. A net increase in goodwill of $438.4 million was recorded during the year ended December 31, 2011, primarily due to $432.0 million of goodwill recorded by ETP in connection with Lone Star's acquisition of LDH. See further discussion in Note 3.

Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our consolidated balance sheets the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. Components and useful lives of intangible assets were as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$1,058,662	$(134,909)	$971,657	$(88,583)
Trade names (20 years)	65,500	(5,185)	65,500	(1,910)
Noncompete agreements (3 to 15 years)	15,431	(7,835)	21,165	(11,888)
Patents (9 years)	750	(201)	750	(118)
Other (10 to 15 years)	1,320	(581)	1,320	(492)
Total amortizable intangible assets	1,141,663	(148,711)	1,060,392	(102,991)
Non-amortizable intangible assets:
Trademarks	79,339	—	77,445	—
Total intangible assets	$1,221,002	$(148,711)	$1,137,837	$(102,991)

We recorded the following intangible assets in conjunction with the Regency Transactions:

Amortizable intangible assets:
Customer relationships, contracts and agreements (30 years)	$600,860
Trade names (20 years)	65,500
Total intangible and other assets acquired	$666,360
During 2011, in connection with the LDH Acquisition, ETP recorded customer contracts of $81.0 million with useful lives ranging from 3 to 15 years. See discussions of amounts recorded in the Regency Transactions and the LDH Acquisition at Note 3.
Aggregate amortization expense of intangibles assets was as follows:

	Years Ended December 31,
	2011	2010	2009
Reported in depreciation and amortization	$54,655	$35,602	$20,895
Estimated aggregate amortization expense of intangible assets for the next five years was as follows:

Years Ending December 31:
2012	$44,793
2013	40,871
2014	39,746
2015	39,746
2016	39,746
Amortizable intangible assets with a gross carrying amount of approximately $127.7 million as of December 31, 2011 were deconsolidated in January 2012 in connection with the contribution of ETP's propane operations as described in Note 3. Amounts reflected above do not include any future amortization related to these deconsolidated assets.

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31 for reporting units within ETP and as of December 31 for Regency’s reporting units. No impairment of intangible assets was required during the periods presented in these consolidated financial statements.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2011	2010
Unamortized financing costs (3 to 30 years)	$132,375	$98,067
Regulatory assets	88,993	92,939
Other	27,542	34,575
Total other non-current assets, net	$248,910	$225,581
Asset Retirement Obligation
Our subsidiaries have determined that they are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, ETP’s and Regency’s management were not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2011 or 2010 because the settlement dates were indeterminable. ETP and Regency will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2011	2010
Interest payable	$204,182	$191,466
Customer advances and deposits	100,525	111,448
Accrued capital expenditures	228,877	87,260
Accrued wages and benefits	80,205	76,592
Taxes payable other than income taxes	79,331	36,204
Income taxes payable	14,781	8,344
Other	56,011	56,374
Total accrued and other current liabilities	$763,912	$567,688
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of December 31, 2011 was $12.21 billion and $11.37 billion, respectively. As of December 31, 2010, the aggregate fair value and carrying amount of our consolidated debt obligations was $10.23 billion and $9.38 billion, respectively.
We have marketable securities, commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Preferred Units of a Subsidiary (the “Regency Preferred Units”) that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. The fair value of the Preferred Units was based predominantly on an income approach model and is also considered Level 3.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2011 and 2010 based on inputs used to derive their fair values:

	Fair Value Measurements at December 31, 2011 Using
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,229	$1,229	$—	$—
Interest rate derivatives	36,301	—	36,301	—
Commodity derivatives:
Condensate — Forward Swaps	538	—	538	—
Natural Gas:
Basis Swaps IFERC/NYMEX	62,924	62,924	—	—
Swing Swaps IFERC	15,002	1,687	13,315	—
Fixed Swaps/Futures	218,479	214,572	3,907	—
Options — Puts	6,435	—	6,435	—
Forward Physical Swaps	699	—	699	—
NGLs:
Forward Swaps	94	—	94	—
Options — Puts	309	—	309	—
Propane — Forward Swaps	9	—	9	—
Total commodity derivatives	304,489	279,183	25,306	—
Total Assets	$342,019	$280,412	$61,607	$—
Liabilities:
Interest rate derivatives	$(117,490)	$—	$(117,490)	$—
Series A Convertible Preferred Units	(322,910)	—	—	(322,910)
Embedded derivatives in the Regency Preferred Units	(39,049)	—	—	(39,049)
Commodity derivatives:
Condensate — Forward Swaps	(1,567)	—	(1,567)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(82,290)	(82,290)	—	—
Swing Swaps IFERC	(16,074)	(3,061)	(13,013)	—
Fixed Swaps/Futures	(148,111)	(148,111)	—	—
Options — Calls	(12)	—	(12)	—
Forward Physical Swaps	(712)	—	(712)	—
NGLs — Forward Swaps	(8,561)	—	(8,561)	—
Propane — Forward Swaps	(4,131)	—	(4,131)	—
Total commodity derivatives	(261,458)	(233,462)	(27,996)	—
Total Liabilities	$(740,907)	$(233,462)	$(145,486)	$(361,959)

	Fair Value Measurements at December 31, 2010 Using
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,032	$2,032	$—	$—
Interest rate derivatives	20,790	—	20,790	—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	15,756	15,756	—	—
Swing Swaps IFERC	1,682	1,562	120	—
Fixed Swaps/Futures	44,955	42,474	2,481	—
Options — Calls	75	—	75	—
Options — Puts	26,241	—	26,241	—
NGLs — Forward Swaps	192	—	192	—
Propane — Forward Swaps	6,864	—	6,864	—
Total commodity derivatives	95,765	59,792	35,973	—
Total Assets	$118,587	$61,824	$56,763	$—
Liabilities:
Interest rate derivatives	$(20,922)	$—	$(20,922)	$—
Series A Convertible Preferred Units	(317,600)	—	—	(317,600)
Embedded derivatives in the Regency Preferred Units	(57,023)	—	—	(57,023)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(17,372)	(17,372)	—	—
Swing Swaps IFERC	(3,768)	(3,520)	(248)	—
Fixed Swaps/Futures	(42,252)	(41,825)	(427)	—
Options — Calls	(2,643)	—	(2,643)	—
Options — Puts	(7)	—	(7)	—
NGLs — Forward Swaps	(10,684)	—	(10,684)	—
WTI Crude Oil	(3,581)	—	(3,581)	—
Total commodity derivatives	(80,307)	(62,717)	(17,590)	—
Total Liabilities	$(475,852)	$(62,717)	$(38,512)	$(374,623)

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2011. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2011 or 2010.

Net liability balance, December 31, 2010	$(374,623)
Net unrealized gains included in other income (expense)	12,664
Net liability balance, December 31, 2011	$(361,959)
Prior to the Regency Transactions in 2010, ETP adjusted the investment in MEP to fair value based on the present value of expected future cash flows (Level 3), resulting in a nonrecurring fair value adjustment of $52.6 million. See Note 4.

Shipping and Handling Costs
Shipping and handling costs related to fuel sold are included in cost of products sold. ETP’s shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and totaled $40.4 million, $43.3 million and $55.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. ETP does not separately charge propane shipping and handling costs to customers.
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
As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended December 31, 2011, 2010 and 2009, our non-qualifying income did not exceed the statutory limit.
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

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Current expense (benefit):
Federal	$(842)	$1,602	$(8,850)
State	16,883	8,594	9,657
Total	16,041	10,196	807
Deferred expense (benefit):
Federal	416	2,788	8,643
State	426	754	(221)
Total	842	3,542	8,422
Total income tax expense	$16,883	$13,738	$9,229
As of December 31, 2011 and 2010, we had net deferred income tax liabilities of $217.2 million and $213.9 million, respectively, recorded in other non-current liabilities in our consolidated balance sheets. Substantially all of our deferred tax liability relates to property, plant and equipment, including $146.6 million and $143.9 million as of December 31, 2011 and 2010, respectively, and basis differences associated with ETP’s Class E Units of $72.2 million and $70.2 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had deferred income tax liabilities of $0.1 million and $0.4 million, respectively, recorded in accrued and other current liabilities in our consolidated balance sheets.
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

3.     ACQUISITIONS AND RELATED TRANSACTIONS:
Pending Southern Union Acquisition
On July 19, 2011, we entered into a Second Amended and Restated Plan of Merger (the “SUG Merger Agreement”) with Sigma Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Southern Union Company, a Delaware corporation (“SUG”). The SUG Merger Agreement modifies certain terms of the Amended and Restated Agreement and Plan of Merger entered into by us, Merger Sub and SUG on July 4, 2011 (the "First Amended Merger Agreement"). Under the terms of the SUG Merger Agreement, Merger Sub will merge with and into SUG, with SUG continuing as the surviving entity and becoming our wholly-owned subsidiary (the “SUG Merger”) subject to certain conditions to close. Pursuant to the SUG Merger Agreement, ETE will acquire all of the outstanding shares of SUG in a transaction valued at $9.4 billion at the time of the execution of the SUG Merger Agreement, including $5.7 billion in cash and ETE Common Units and $3.7 billion of existing SUG indebtedness. Stockholders of SUG may elect to exchange each share of SUG stock for either $44.25 in cash or 1.00 ETE Common Unit. The maximum cash component is 60% of the aggregate consideration and the common unit component can fluctuate between 40% and 50%. Elections in excess of either the cash or common unit limits will be subject to proration.
Consummation of the SUG Merger is subject to customary conditions, including, without limitation: (i) the adoption of the SUG Merger Agreement by the stockholders of SUG, (ii) the receipt of required approvals from the Federal Energy Regulatory Commission (“FERC”), the Missouri Public Service Commission and, if required, the Massachusetts Department of Public Utilities, (iii) the effectiveness of a registration statement on Form S-4 relating to the ETE Common Units to be issued in the SUG Merger, and (iv) the absence of any law, injunction, judgment or ruling prohibiting or restraining the SUG Merger or making the consummation of the SUG Merger illegal. On July 28, 2011, the waiting period applicable to the SUG Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") expired. On September 23, 2011, the FERC issued a letter order authorizing the transfer of FERC-jurisdictional facilities resulting from the SUG Merger. On October 27, 2011, the registration statement on Form S-4 was declared effective by the SEC. On December 9, 2011, the special meeting of the SUG stockholders was held and the SUG stockholders voted to approve the SUG Merger. We and SUG have made filings with the Missouri Public Service Commission and expect to receive its approval of the SUG Merger in the first quarter of 2012.
Citrus Transaction
On July 19, 2011, ETP entered into an Amended and Restated Agreement and Plan of Merger with us (the “Citrus Merger Agreement”). The Citrus Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by ETP and us on July 4, 2011. Pursuant to the terms of the SUG Merger Agreement, immediately prior to the effective time of the SUG Merger, we will assign and SUG will assume the benefits and obligations of us under the Amended Citrus Merger Agreement. If ETP does not consummate the Citrus Acquisition on or before April 17, 2012, or the Citrus Merger Agreement is terminated at any time on or before such time, ETP must redeem the notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Under the Amended Citrus Merger Agreement, it is anticipated that SUG will cause the contribution to ETP of a 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission pipeline system and is currently jointly owned by SUG and El Paso Corporation (“El Paso”) (the “Citrus Acquisition”). The Citrus Acquisition will be effected through the merger of Citrus ETP Acquisition, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of ETP, with and into CrossCountry Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of SUG that indirectly owns a 50% interest in Citrus Corp. (“CrossCountry”). In exchange for the interest in Citrus Corp., SUG will receive approximately $2.0 billion, consisting of approximately $1.895 billion in cash and $105 million of ETP Common Units, with the value of the ETP Common Units based on the volume-weighted average trading price for the 10 consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Acquisition. In order to increase the expected accretion to be derived from the Citrus Acquisition, we have agreed to relinquish our rights to approximately $220 million of incentive distributions from ETP that we would otherwise be entitled to receive over 16 consecutive quarters following the closing of the transaction.

The Citrus Merger Agreement includes customer representations, warranties and covenants of ETP and us (including representations, warranties and covenants relating to SUG, CrossCountry and certain of CrossCountry’s affiliates). Consummation of the Citrus Acquisition is subject to customary conditions, including, without limitation: (i) satisfaction or waiver of the closing conditions set forth in the SUG Merger Agreement, (ii) the receipt by ETP of any necessary waivers or amendments to its credit agreement, (iii) the amendment of ETP’s partnership agreement to reflect the agreed upon relinquishment by us of incentive distributions from ETP discussed above, and (iv) the absence of any order, decree, injunction or law prohibiting or making the consummation of the transactions contemplated by the Citrus Merger Agreement illegal. The Citrus Merger Agreement contains certain termination rights for both us and ETP, including among others, the right to terminate if the Citrus Acquisition is not completed by December 31, 2012 or if the Merger SUG Agreement is terminated.
Pursuant to the Amended Citrus Merger Agreement, we have granted ETP a right of first offer with respect to any disposition by us or SUG of Southern Union Gas Services, a subsidiary of SUG that owns and operates a natural gas gathering and processing system serving the Permian Basin in West Texas and New Mexico.
On November 17, 2011, CrossCountry filed a petition in the Court of Chancery in the State of Delaware seeking a declaratory judgment against El Paso that El Paso’s right of first refusal under a Capital Stock Agreement (“CSA”) governing the Citrus Corp. joint venture between CrossCountry and El Paso would not be triggered by the Citrus Acquisition. This petition was filed by CrossCountry following an exchange of letters between El Paso and SUG in which El Paso stated that it believed the Citrus Acquisition violated the provisions of the CSA related to transfers of equity interests with respect to Citrus Corp. On December 27, 2011, El Paso filed its answer to CrossCountry’s petition and, in addition, El Paso brought third-party claims against ETP, ETE and SUG. El Paso’s third-party complaint against ETE and ETP seek declaratory relief regarding El Paso’s rights under the CSA. Specifically, El Paso claims that the Citrus Acquisition violates its right of first refusal and seeks rescission of the Citrus Acquisition or, alternatively, damages. The parties are currently engaged in discovery and the case is scheduled to go to trial on April 26, 2012. ETE and ETP believe that El Paso’s assertions related to the Citrus Acquisition under the CSA are without merit.
SUG Merger Financing
We intend to finance a portion of the cash component of the SUG Merger consideration with debt financing. In connection with entering into the merger agreement, we entered into a senior bridge term loan credit agreement (the "Bridge Loan Agreement") with the Bridge Lenders, pursuant to which, subject to the conditions set forth therein, the Bridge Lenders have agreed to provide a 364-day Bridge Term Loan Facility in an aggregate principal amount of $3.7 billion. Our ability to borrow under the Bridge Loan Agreement is subject to the satisfaction of certain conditions precedent, including the absence of a material adverse affect on SUG having occurred subsequent to December 31, 2010 and the delivery of certain documents requested by the administrative agent (such as financial statements, favorable opinions of counsel and customary corporate authorization documents) and the payment of relevant fees and expenses. We may use the proceeds of the loans under the Bridge Loan Agreement to finance the SUG Merger, to repay its remaining indebtedness under the Parent Company Credit Agreement (to the extent repaid on the date of initial borrowing under the Bridge Loan Agreement) and to pay transaction costs related to the consummation of the SUG Merger and the Bridge Loan Agreement.
In February 2012, we launched the syndication of a new senior secured credit facility of up to $2.3 billion. We intend to use the net proceeds from the senior secured credit facility, along with proceeds received from ETP in the Citrus Acquisition, to fund the cash portion of the SUG Merger and pay related fees and expenses, including existing borrowings under ETE's revolving credit facility and for general partnership purposes. Upon closing, the new senior secured credit facility, combined with proceeds from the Citrus Acquisition, is expected to replace the previously announced $3.7 billion Bridge Term Facility.

2012 Transaction
Propane Operations
On January 12, 2012, ETP contributed its propane operations, consisting of HOLP and Titan (collectively, the “Propane Business”), to AmeriGas Partners, L.P. (“AmeriGas”). ETP received approximately $1.46 billion in cash and approximately 29.6 million AmeriGas common units. AmeriGas assumed approximately $71.0 million of existing HOLP debt. In connection with the closing of this transaction, ETP entered into a support agreement with AmeriGas pursuant to which ETP is obligated to provide contingent, residual support of $1.5 billion of intercompany indebtedness owed by AmeriGas to a finance subsidiary that in turn supports the repayment of $1.5 billion of senior notes issued by this AmeriGas finance subsidiary to finance the cash portion of the purchase price. Under a unitholder agreement with AmeriGas, ETP is obligated to hold the approximately 29.6 million AmeriGas common units that it received in this transaction until January 2013.
We have not reflected the Propane operations as discontinued operations as ETP will have a continuing involvement in this business as a result of the investment in AmeriGas that was transferred to ETP as consideration for the transaction.
2011 Transactions
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
Lone Star owns and operates a natural gas liquids storage, fractionation and transportation business. Lone Star’s storage assets are primarily located in Mont Belvieu, Texas and its West Texas Pipeline transports NGLs through an intrastate pipeline system that originates in the Permian Basin in West Texas, passes through the Barnett Shale production area in North Texas and terminates at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana. The acquisition of LDH by Lone Star expands ETP and Regency’s asset portfolios by adding a NGL platform with storage, transportation and fractionation capabilities.
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

The following table summarizes the assets acquired and liabilities assumed recognized as of the acquisition date:

Total current assets	$118,177
Property, plant and equipment(1)	1,419,591
Goodwill	432,026
Intangible assets	81,000
Other assets	157
2,050,951

Total current liabilities	74,964
Other long-term liabilities	438
75,402
Total consideration	1,975,549
Cash received	31,231
Total consideration, net of cash received	$1,944,318

(1)	Property, plant and equipment (and estimated useful lives) acquired in the LDH Acquisition consisted of the following:

Land and improvements	$30,759
Buildings and improvements (10 to 40 years)	3,123
Pipelines and equipment (20 to 65 years)	662,881
Natural gas liquids storage (40 years)	682,419
Linepack	704
Vehicles (3 to 20 years)	242
Furniture and fixtures (3 to 10 years)	49
Other (5 to 10 years)	8,526
Construction work-in-process	30,888
Property, plant and equipment	$1,419,591

Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and 2010 are presented as if the acquisitions of LDH and Regency had been completed on January 1, 2010:

	Years Ended December 31,
	2011	2010
Revenues	$8,349,292	$7,406,943
Net income	520,034	347,572
Net income attributable to partners	307,809	228,206
Basic net income per Limited Partner unit	$1.38	$1.02
Diluted net income per Limited Partner unit	$1.38	$1.02
The pro forma consolidated results of operations include adjustments to:

•	include the results of LDH and Regency for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;

•	include incremental interest expense related to financing the purchase price;

•	adjust for one-time expenses; and

•	adjust for relative changes in ownership resulting from both transactions.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

2010 Transactions

Regency Transactions

On May 26, 2010, we acquired our equity interests in Regency in a series of transactions, which we refer to as the Regency Transactions. In the Regency Transactions, we:

•	acquired the general partner interest and IDRs in Regency in exchange for 3,000,000 Preferred Units having an aggregate liquidation preference of $300 million;

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
We accounted for the Regency Transactions using the purchase method of accounting. The purchase price was $305 million, which was the fair value of the 3,000,000 Preferred Units exchanged in connection with the Regency Transactions.
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
Other Acquisitions
In March 2010, ETP purchased a natural gas gathering company, which provides dehydration, treating, redelivery and compression services on a 120-mile pipeline system in the Haynesville Shale for approximately $150 million in cash, excluding certain adjustments as defined in the purchase agreement. In connection with this transaction, ETP recorded customer contracts of $68.2 million and goodwill of $27.3 million.

In September 2010, Regency completed its acquisition of Zephyr, a Texas based field services company for approximately $193.3 million in cash. In connection with this transaction, Regency recorded intangible assets of $119.4 million and no goodwill.
Dispositions
In July 2010, Regency sold its East Texas gathering and processing assets to an affiliate of Tristream Energy LLC for approximately $70.2 million in cash. The net loss from these assets is classified as discontinued operations in the consolidated statements of operations from the date of the Regency Transactions to the date of the sale.
2009 Transactions
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
In August 2009, ETP acquired Energy Transfer Group, L.L.C. (“ETG”), as described in Note 13. In connection with this transaction, ETP assumed liabilities of $33.5 million and recorded goodwill of $1.7 million.

4.     INVESTMENTS IN AFFILIATES:
Midcontinent Express Pipeline LLC
In conjunction with the Regency Transactions, the Parent Company acquired from ETP a 49.9% interest in MEP, which it immediately contributed to Regency. ETP recorded a non-cash charge of approximately $52.6 million during the year ended December 31, 2010 to reduce the carrying value of its interest in MEP to its estimated fair value. In addition to the 49.9% interest in MEP, the Parent Company also acquired an option to purchase ETP’s remaining 0.1% interest in MEP in May 2011, which the Parent Company also transferred to Regency. In September 2011, Regency exercised its option to acquire the remaining 0.1% interest in MEP from ETP for approximately $1.2 million in cash.
MEP owns approximately 500 miles of natural gas pipelines that extend from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama.
RIGS Haynesville Partnership Co.
Regency owns a 49.99% interest in the RIGS Haynesville Partnership Co. joint venture (“HPC”), which, through its ownership of the Regency Intrastate Gas System (“RIGS”), delivers natural gas from Northwest Louisiana to downstream pipelines and markets through a 450 mile intrastate pipeline system.
Fayetteville Express Pipeline LLC
ETP owns a 50% interest in the Fayetteville Express Pipeline LLC (“FEP”), which owns an approximately 185 mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi.
Ranch Joint Venture
On December 2, 2011, Ranch Westex JV LLC (“Ranch JV”) was formed by Regency, Anadarko Pecos Midstream LLC and Chesapeake West Texas Processing, L.L.C., each owning 33.33% of the joint venture. Ranch JV, upon completion of construction in 2012, will process natural gas delivered from the NGL-rich Bone Spring and Avalon shale formations in West Texas. The project consists of two plants, a 25 MMcf/d refrigeration plant and a 100 MMcf/d cryogenic processing plant. The initial start-up of the refrigeration unit is expected to be in service by the second quarter of 2012, with full facilities available by the fourth quarter of 2012.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, MEP, HPC and FEP (on a 100% basis for all periods presented).

	December 31,
	2011	2010
Current assets	$88,583	$83,735
Property, plant and equipment, net	3,987,460	4,052,396
Other assets	152,904	160,655
Total assets	$4,228,947	$4,296,786
Current liabilities	$83,989	$91,860
Non-current liabilities	1,478,499	1,772,686
Equity	2,666,459	2,432,240
Total liabilities and equity	$4,228,947	$4,296,786

	Years Ended December 31,
	2011	2010	2009
Revenue	$569,116	$406,346	$142,076
Operating income	324,686	221,623	66,333
Net income	242,316	166,910	56,247

5.    NET INCOME PER LIMITED PARTNER UNIT:
Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per limited partner unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding and the assumed conversion of our Preferred Units, see Note 7. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from ETE’s limited partner unit ownership in ETP or Regency that would have resulted assuming the incremental units related to ETP’s or Regency’s equity incentive plans, as applicable, had been issued during the respective periods. Such units have been determined based on the treasury stock method.
The calculation below for diluted net income per limited partner unit excludes the impact of any ETE Common Units that would be issued upon conversion of the Series A Convertible Preferred Units, because inclusion would have been antidilutive. The Series A Convertible Preferred Units have a liquidation preference of $300.0 million and are subject to mandatory conversion as discussed in Note 7.
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2011	2010	2009
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$308,852	$192,161	$441,103
Weighted average limited partner units	222,968,261	222,941,156	222,898,203
Basic net income per limited partner unit	$1.39	$0.86	$1.98
Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$308,852	$192,161	$441,103
Dilutive effect of Unit Grants	(620)	(228)	(410)
Diluted net income available to limited partners	$308,232	$191,933	$440,693
Weighted average limited partner units	222,968,261	222,941,156	222,898,203
Diluted net income per limited partner unit	$1.38	$0.86	$1.98
Discontinued operations per unit has been omitted as the impact rounds to $0.00 for all periods presented.

6.     DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2011	2010
Parent Company Indebtedness:
ETE Senior Notes, due October 15, 2020	$1,800,000	$1,800,000
ETE Senior Secured Revolving Credit Facility	71,500	—
Subsidiary Indebtedness:
ETP Senior Notes:
5.65% Senior Notes due August 1, 2012	400,000	400,000
6.0% Senior Notes due July 1, 2013	350,000	350,000
8.5% Senior Notes due April 15, 2014	350,000	350,000
5.95% Senior Notes due February 1, 2015	750,000	750,000
6.125% Senior Notes due February 15, 2017	400,000	400,000
6.7% Senior Notes due July 1, 2018	600,000	600,000
9.7% Senior Notes due March 15, 2019	600,000	600,000
9.0% Senior Notes due April 15, 2019	650,000	650,000
4.65% Senior Notes due June 1, 2021	800,000	—
6.625% Senior Notes due October 15, 2036	400,000	400,000
7.5% Senior Notes due July 1, 2038	550,000	550,000
6.05% Senior Notes due June 1, 2041	700,000	—
Regency Senior Notes:
9.375% Senior Notes due June 1, 2016	250,000	250,000
6.875% Senior Notes due December 1, 2018	600,000	600,000
6.5% Senior Notes due July 15, 2021	500,000	—
Transwestern Senior Unsecured Notes:
5.39% Senior Notes due November 17, 2014	88,000	88,000
5.54% Senior Notes due November 17, 2016	125,000	125,000
5.64% Senior Notes due May 24, 2017	82,000	82,000
5.36% Senior Notes due December 9, 2020	175,000	175,000
5.89% Senior Notes due May 24, 2022	150,000	150,000
5.66% Senior Notes due December 9, 2024	175,000	175,000
6.16% Senior Notes due May 24, 2037	75,000	75,000
HOLP Senior Secured Notes:
Senior Secured Notes with interest rates ranging from 7.26% to 8.87%	71,314	103,127
Revolving Credit Facilities:
ETP Revolving Credit Facility	314,438	402,327
Regency Revolving Credit Facility	332,000	285,000
Other Long-Term Debt	10,434	9,671
Unamortized discounts, net	(10,309)	(6,013)
Fair value adjustments related to interest rate swaps	11,647	17,260
	11,371,024	9,381,372
Current maturities	(424,160)	(35,305)
	$10,946,864	$9,346,067

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude (i) maturities of long-term debt related to ETP's Propane Business, which was contributed to AmeriGas in January 2012 (see Note 3), and (ii) $1.3 million in net unamortized discounts and fair value adjustments related to interest rate swaps:

2012	$400,043
2013	350,046
2014	770,000
2015	821,500
2016	689,438
Thereafter	8,257,000
Total	$11,288,027

Long-term debt reflected on our consolidated balance sheet includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap. As of December 31, 2011 long-term debt includes $11.6 million of fair value adjustments to interest rate swaps, which will be amortized as a reduction of interest expense until 2015.

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
ETP Senior Notes
The ETP Senior Notes are unsecured obligations of ETP and the obligation of ETP to repay the ETP Senior Notes is not guaranteed by us or any of ETP’s subsidiaries. The ETP Senior Notes effectively rank junior to all indebtedness and other liabilities of ETP’s existing and future subsidiaries. The balance is payable upon maturity. Interest on the ETP Senior Notes is paid semi-annually.
The 9.7% ETP Senior Notes contain a put option at par exercisable on March 15, 2012. The current market value of these notes is significantly in excess of the principal amount making a repurchase at par value uneconomic by the holder. However, if such repurchase were to occur, ETP would refinance any amounts paid on a long-term basis.
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

In January 2012, ETP completed a public offering of $1 billion aggregate principal amount of 5.20% Senior Notes due February 1, 2022 and $1 billion aggregate principal amount of 6.50% Senior Notes due February 1, 2042. ETP expects to use the net proceeds of $1.98 billion to fund the cash portion of the purchase price of the Citrus Transaction and for general partnership purposes. ETP may redeem some or all of the notes at any time and from time to time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually. If ETP does not consummate the Citrus Acquisition on or before April 17, 2012, or the Citrus Merger Agreement is terminated on or before such date, ETP must redeem the $2.0 billion of senior notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.
In January 2012, ETP announced a cash tender offer for up to $750 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer.
In the Any and All Offer, ETP offered to purchase, under certain conditions, any and all of its 5.65% Senior Notes due August 1, 2012, at a fixed price. Pursuant to the Any and All Offer, ETP purchased $292.0 million in aggregate principal amount on January 19, 2012.
In the Maximum Tender Offer, ETP offered to purchase, under certain conditions, certain series of outstanding ETP Senior Notes at a fixed spread over the index rate. Pursuant to this tender offer, on February 7, 2012, ETP purchased $200.0 million aggregate principal amount of its 9.7% Senior Notes due March 15, 2019, $200.0 million aggregate principal amount of its 9.0% Senior Notes due April 15, 2019 and $58.1 million aggregate principal amount of its 8.5% Senior Notes due April 15, 2014.
Transwestern Senior Notes
The Transwestern Pipeline Company, LLC (“Transwestern”) notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is payable semi-annually.
HOLP Senior Secured Notes
All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured Notes. Interest is payable quarterly or semiannually and principal payments are made in annual installments through 2020 except for a one time payment of $16.0 million due in 2013. In connection with ETP's contribution of the Propane Business to AmeriGas, this debt was assumed by AmeriGas.
Regency Senior Notes
Regency Senior Notes due 2016.  Regency has $250 million of Regency Senior Notes due 2016 that mature on June 1, 2016. The senior notes bear interest at 9.375% with interest payable semi-annually.
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
At any time before December 1, 2013, up to 35% of the Regency Senior Notes due 2018 can be redeemed at a price of 106.875% plus accrued interest. Beginning December 1, 2014, Regency may redeem all or part of the Regency Senior Notes due 2018 for the principal amount plus a declining premium until December 31, 2016, and thereafter at par, plus accrued and unpaid interest. At any time prior to December 1, 2014, Regency may also redeem all or part of the Regency Senior Notes due 2018 at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 0.50% over the principal amount of the note.
Regency Senior Notes due 2021. In May 2011, Regency issued $500 million aggregate principal amount of 6.50% Senior Notes due July 15, 2021 (the “Regency 2021 Notes”). Regency used the proceeds, net of commissions, of approximately $491.3 million to repay borrowings outstanding under its revolving credit facility (the “Regency Credit Facility”). Regency capitalized $9.8 million in debt issuance costs that will be amortized to interest expense, net over the term of the Regency 2021 Notes. Interest will be paid semi-annually.
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
In February 2012, ETE launched the syndication of a new senior secured credit facility of up to $2.3 billion. ETE intends to use the net proceeds from the senior secured credit facility, along with proceeds received from ETP in the Citrus Acquisition, to fund the cash portion of the SUG Merger and pay related fees and expenses, including existing borrowings under ETE's revolving credit facility and for general partnership purposes. We have also secured $3.7 billion in committed financing from the Bridge Loan Lenders to fund a portion of the cash consideration related to the SUG Merger. See additional discussion of the SUG Merger at Note 3.
Under the Parent Company Credit Agreement, the obligations of ETE are secured by all tangible and intangible assets of ETE and certain of its subsidiaries, including (i) its ownership of ETP Common Units; (ii) ETE’s equity interest in ETP LLC and ETP GP, through which ETE holds the IDRs in ETP; (iii) the Common Units of Regency; and (iv) ETE’s equity interest in Regency GP LLC and Regency GP LP, through which ETE holds the IDRs in Regency.
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
As of December 31, 2011, we had a balance of $71.5 million outstanding under the Parent Company Credit Agreement and the amount available for future borrowings was $128.5 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 3.46%.

ETP Credit Facility
The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as ETP’s other current and future unsecured debt.
On October 27, 2011, ETP amended and restated the ETP Credit Facility to, among other things, (i) allow for borrowings of up to $2.5 billion; (ii) extend the maturity date from July 20, 2012 to October 27, 2016 (which may be extended by one year with lender approval); (iii) allow for an increase in the size of the credit facility to $3.75 billion (subject to obtaining lender commitments for the additional borrowing capacity); and (iv) to adjust the interest rates and commitment fees to current market terms. Following this amendment and based on our current ratings, the interest margin for LIBOR rate loans is 1.50% and the commitment fee for unused borrowing capacity is 0.25%.
As of December 31, 2011, ETP had a balance of $314.4 million outstanding under the ETP Credit Facility and, taking into account letters of credit of approximately $25.6 million, $2.16 billion available for future borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 1.78%.
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
The outstanding balance of revolving loans under the Regency Credit Facility bears interest at LIBOR plus a margin or an alternate base rate. The alternate base rate used to calculate interest on base rate loans will be calculated using the greater of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.0%. The applicable margin ranges from 1.50% to 2.25% for base rate loans and 2.50% to 3.25% for Eurodollar loans.
Regency pays (i) a commitment fee ranging between 0.375% and 0.50% per annum for the unused portion of the revolving loan commitments; (ii) a participation fee for each revolving lender participating in letters of credit ranging between 2.50% and 3.25% per annum of the average daily amount of such lender’s letter of credit exposure and; (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of its letter of credit exposure. In December 2011, Regency amended its credit facility to allow for additional investments in its joint ventures.
As of December 31, 2011, Regency had a balance of $332.0 million outstanding under the Regency Credit Facility in revolving credit loans and approximately $19.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of December 31, 2011, which is reduced by any letters of credit, was approximately $549.0 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 3.18%.
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

The Parent Company Senior Secured Revolving Credit Facility contains financial covenants as follows:

•
Maximum Leverage Ratio – Consolidated Funded Debt of the Parent Company (as defined) to Consolidated EBITDA (as defined in the agreements) of the Parent Company of not more than 4.5 to 1, with a permitted increase to 5 to 1 during a specified acquisition period extending for two fiscal quarters following the close of a specified acquisition;

•	Maximum Consolidated Leverage Ratio – Consolidated Funded Debt of the Parent Company, ETP and Regency to Consolidated EBITDA of ETP and Regency of not more than 5.5 to 1;

•	Fixed Charge Coverage Ratio of not less than 3 to 1; and

•	Value to Loan Ratio of not less than 2 to 1.
Covenants Related to ETP
The agreements relating to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the ETP’s and certain of the ETP’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by ETP and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The credit agreement relating to the ETP Credit Facility also contains a financial covenant that provides that the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5 to 1 as of the end of each quarter, with a permitted increase to 5.5 to 1 during a Specified Acquisition Period, as defined in the ETP Credit Facility.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.
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

If the Regency Senior Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, Regency will no longer be subject to many of the foregoing covenants. The Regency Credit Facility contains the following financial covenants:

•	Regency’s consolidated EBITDA ratio for any preceding four fiscal quarter period, as defined in the credit agreement governing the Regency Credit Facility, must not exceed 5.25 to 1.

•	Regency's consolidated EBITDA to consolidated interest expense, as defined in the credit agreement governing the Regency Credit Facility, must not exceed 2.75 to 1.

•	Regency’s consolidated senior secured leverage ratio for any preceding four fiscal quarter period, as defined in the credit agreement governing the Regency Credit Facility, must not exceed 3 to 1.
The Regency Credit Facility also contains various covenants that limit, among other things, the ability of Regency and Regency Gas Services ("RGS," a wholly-owned subsidiary of Regency) to:

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
We, ETP and Regency are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2011.

7.     REDEEMABLE PREFERRED UNITS:
ETE Preferred Units
In connection with the Regency Transactions as discussed in Note 3, ETE issued 3,000,000 Preferred Units to an affiliate of GE Energy Financial Services, Inc. (“GE EFS”) having an aggregate liquidation preference of $300 million and are reflected as long-term liabilities in our consolidated balance sheets as of December 31, 2011 and 2010. The Preferred Units were issued in a private placement at a stated price of $100 per unit and are entitled to a preferential quarterly cash distribution of $2.00 per Preferred Unit. The Preferred Units will automatically convert on the fourth anniversary of the date of issuance into an amount of ETE Common Units equal in value to the issue price plus any accrued but unpaid distributions plus a specified premium equal to the lesser of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance of the Preferred Units. ETE may choose, at its sole option, to pay 50% of the conversion consideration based on the issue price plus any accrued but unpaid distributions in cash. ETE may elect to redeem all, but not less than all, of the Preferred Units beginning on the third anniversary of the date of issuance for ETE Common Units or cash equal to the issue price plus a premium paid out in common units, equal to the greater of 10% of the issue price plus any accrued but unpaid distributions or a premium derived from 25% of the accretion in the trading price of ETE Common Units subsequent to the date of issuance. GE EFS also has certain rights to force ETE to redeem or convert the outstanding Preferred Units for specified consideration upon the occurrence of certain extraordinary events involving ETE or ETP. Holders of the Preferred Units have no voting rights, except that approval of a majority of the Preferred Units is needed to approve any amendment to ETE’s Partnership Agreement that would result in (i) any increase in the size of the class of Preferred Units, (ii) any alteration or change to the rights, preferences, privileges, duties, or obligations of the Preferred Units or (iii) any other matter that would adversely affect the rights or preferences of the Preferred Units, including in relation to other classes of ETE partnership interests. During 2011, we recorded non-cash charges of approximately $5.3 million to increase the carrying value of the Preferred Units to the estimated fair value of $322.9 million as of December 31, 2011. During 2010, we recorded non-cash charges of approximately $12.7 million to increase the carrying value of the Preferred Units to the estimated fair value of $317.6 million as of December 31, 2010.
Preferred Units of Subsidiary
Regency had 4,371,586 Regency Preferred Units outstanding at December 31, 2011, which were convertible into 4,632,389 Regency Common Units. If outstanding on September 2, 2029 the Regency Preferred Units are mandatorily redeemable for $80 million plus all accrued but unpaid distributions thereon. Holders of the Regency Preferred Units receive fixed Regency quarterly cash distributions of $0.445 per unit. Holders can elect to convert Regency Preferred Units to Regency Common Units at any time in accordance with Regency’s partnership agreement.
The following table provides a reconciliation of the beginning and ending balances of the Regency Preferred Units:

	Regency Preferred Units	Amount
Balance at date of Acquisition	4,371,586	$70,793
Accretion to redemption value	—	150
Balance, December 31, 2010	4,371,586	70,943
Accretion to redemption value	—	201
Balance, December 31, 2011	4,371,586	$71,144
8.     EQUITY:
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
As of December 31, 2011, there were issued and outstanding 222,972,708 Common Units representing an aggregate 99.69% limited partner interest in the Partnership.
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

Common Units
The change in ETE Common Units during the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Number of Common Units, beginning of period	222,941,172	222,898,248	222,829,956
Issuance of restricted Common Units under long-term incentive plan	31,536	42,924	68,292
Number of Common Units, end of period	222,972,708	222,941,172	222,898,248
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
As a result of ETP’s and Regency’s issuances and redemptions of Common Units, we have recognized increases in partner’s capital of $153.0 million, $352.3 million and $97.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Sale of Common Units by ETP
The following table summarizes ETP’s public offerings of ETP Common Units during the periods presented:

Date	Number of ETP Common Units (1)	Price per ETP Unit	Net Proceeds	Use of Proceeds
January 2009	6,900,000	$34.05	$225,354	(2)
April 2009	9,775,000	37.55	352,369	(3)
October 2009	6,900,000	41.27	275,979	(2)
January 2010	9,775,000	44.72	423,551	(2)(3)
August 2010	10,925,000	46.22	489,418	(2)(3)
April 2011	14,202,500	50.52	695,496	(3)
November 2011	15,237,500	44.67	660,241	(2)(3)

(1)	Number of Common Units includes the exercise of the overallotment options by the underwriters.

(2)	Proceeds were used to repay amounts outstanding under the ETP Credit Facility.

(3)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.
ETP’s Equity Distribution Program
In December 2010, ETP entered into an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”). According to the provisions of this agreement, ETP may offer and sell from time to time through Credit Suisse, as its sales agent, ETP Common Units having an aggregate offering price of up to $200 million. Sales of the units are made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between ETP and Credit Suisse. Under the terms of this agreement, ETP may also sell ETP Common Units to Credit Suisse as principal for its own account at a price agreed upon at the time of sale. Any sale of ETP Common Units to Credit Suisse as principal would be pursuant to the terms of a separate agreement between ETP and Credit Suisse.
Previously, ETP had an Equity Distribution Agreement with UBS Securities LLC ("UBS"), which was similar to its existing agreement with Credit Suisse as described above. During 2010, ETP received proceeds from units issued pursuant to this agreement of approximately $214.3 million, net of commissions, which proceeds were used to repay amounts outstanding under its revolving credit facility.
During 2011, ETP received proceeds from units issued pursuant to this agreement of approximately $96.3 million, net of commissions, which proceeds were used for general partnership purposes. Approximately $69.6 million of ETP Common Units remain available to be issued under the agreement based on trades initiated through December 31, 2011.
ETP's Distribution Reinvestment Program
In April 2011, ETP filed a registration statement with the SEC covering its Distribution Reinvestment Plan (the “DRIP”). The DRIP provides ETP's Unitholders of record and beneficial owners of ETP Common Units a voluntary means by which they can increase the number of ETP Common Units they own by reinvesting the quarterly cash distributions they would otherwise receive in the purchase of additional Common Units. The registration statement covers the issuance of up to 5,750,000 Common Units under the DRIP.
During 2011, distributions of approximately $15.0 million were reinvested under the DRIP resulting in the issuance of 353,679 ETP Common Units.
Sale of Common Units by Regency
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
In August 2010, Regency issued 17,537,500 Regency Common Units through a public offering. The proceeds of $400.2 million, net of commissions, from the offering were used primarily to repay borrowings under the Regency Credit Facility.
Contributions to Subsidiaries
The Parent Company indirectly owns the entire general partner interest in ETP through its ownership of ETP GP, the general partner of ETP. In order to maintain its general partner interest in ETP, ETP GP was previously required to make contributions to ETP each time ETP issued limited partner interests for cash or in connection with acquisitions. These contributions were generally paid by offsetting the required contributions against the funds ETP GP receives from ETP distributions on the general partner and limited partner interests owned by ETP GP. In July 2009, ETP amended and restated its partnership agreement, and as a result, ETP GP is no longer required to make corresponding contributions to maintain its general partner interest in ETP. ETP GP was required to contribute approximately $12.3 million for the years ended December 31, 2009. As of December 31, 2009, ETP GP had a contribution payable to ETP of $8.9 million, which was paid in full in 2010.
The Parent Company owns the entire general partner interest in Regency through its ownership of Regency GP. Regency GP has the right, but not the obligation, to contribute a proportionate amount of capital to Regency to maintain its current general partner interest. Regency GP’s interest in Regency’s distributions is reduced if Regency issues additional units and Regency GP does not contribute a proportionate amount of capital to Regency to maintain its General Partner interest.

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
Our distributions declared during the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETE Common Unit
September 30, 2011	November 4, 2011	November 18, 2011	$0.6250
June 30, 2011	August 5, 2011	August 19, 2011	0.6250
March 31, 2011	May 6, 2011	May 19, 2011	0.5600
December 31, 2010	February 7, 2011	February 18, 2011	0.5400

September 30, 2010	November 8, 2010	November 19, 2010	$0.5400
June 30, 2010	August 9, 2010	August 19, 2010	0.5400
March 31, 2010	May 7, 2010	May 19, 2010	0.5400
December 31, 2009	February 8, 2010	February 19, 2010	0.5400

September 30, 2009	November 9, 2009	November 19, 2009	$0.5350
June 30, 2009	August 7, 2009	August 19, 2009	0.5350
March 31, 2009	May 8, 2009	May 19, 2009	0.5250
December 31, 2008	February 6, 2009	February 19, 2009	0.5100
On January 25, 2012, the Parent Company declared a cash distribution for the three months ended December 31, 2011 of $0.625 per Common Unit, or $2.50 annualized. We paid this distribution on February 17, 2012 to Unitholders of record at the close of business on February 7, 2012.
The total amount of distributions we have declared is as follows (all from Available Cash from our operating surplus and are shown in the period to which they relate):

	Years Ended December 31,
	2011	2010	2009
Limited Partners	$542,939	$481,554	$475,911
General Partner interest	1,685	1,495	1,478
Total ETE distributions	$544,624	$483,049	$477,389

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
ETP’s distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per ETP Common Unit
September 30, 2011	November 4, 2011	November 14, 2011	$0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
December 31, 2010	February 7, 2011	February 14, 2011	0.89375

September 30, 2010	November 8, 2010	November 15, 2010	$0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
December 31, 2009	February 8, 2010	February 15, 2010	0.89375

September 30, 2009	November 9, 2009	November 16, 2009	$0.89375
June 30, 2009	August 7, 2009	August 14, 2009	0.89375
March 31, 2009	May 8, 2009	May 15, 2009	0.89375
December 31, 2008	February 6, 2009	February 13, 2009	0.89375

On January 25, 2012, ETP declared a cash distribution for the three months ended December 31, 2011 of $0.89375 per ETP Common Unit, or $3.575 annualized. ETP paid this distribution on February 14, 2012 to ETP Unitholders of record at the close of business on February 7, 2012.
The total amounts of ETP distributions declared during the periods presented in the consolidated financial statements are as follows (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate):

	Years Ended December 31,
	2011	2010	2009
Limited Partners:
Common Units	$762,350	$676,798	$629,263
Class E Units	12,484	12,484	12,484
General Partner interest	19,603	19,524	19,505
Incentive Distribution Rights	421,888	375,979	350,486
Total ETP distributions	$1,216,325	$1,084,785	$1,011,738

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
Distributions paid by Regency since the date of acquisition are summarized as follows:

Quarter Ended	Record Date	Payment Date	Distribution per Regency Common Unit
September 30, 2011	November 7, 2011	November 14, 2011	$0.455
June 30, 2011	August 5, 2011	August 12, 2011	0.450
March 31, 2011	May 6, 2011	May 13, 2011	0.445
December 31, 2010	February 7, 2011	February 14, 2011	0.445

September 30, 2010	November 5, 2010	November 12, 2010	$0.445
June 30, 2010	August 6, 2010	August 13, 2010	0.445
On January 26, 2012, Regency declared a cash distribution for the three months ended December 31, 2011 of $0.46 per Regency Common Unit, or $1.84 annualized. Regency paid this distribution on February 13, 2012 to Regency Unitholders of record at the close of business on February 6, 2012.
The total amounts of Regency distributions declared since the date of acquisition were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2011	2010
Limited Partners	$274,538	$175,360
General Partner interest	5,185	3,640
Incentive Distribution Rights	6,057	3,016
Total Regency distributions	$285,780	$182,016
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2011	2010
Net gains on commodity related hedges	$1,696	$14,146
Unrealized gains on available-for-sale securities	114	918
Subtotal	1,810	15,064
Amounts attributable to noncontrolling interest	(1,132)	(10,266)
Total AOCI included in partners' capital, net of tax	$678	$4,798

9.     UNIT-BASED COMPENSATION PLANS:
We, ETP, and Regency have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, and other unit-based awards.
ETE Long-Term Incentive Plan
The Board of Directors or the Compensation Committee of the board of directors of the our General Partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 3,000,000 units. As of December 31, 2011, 2,853,676 units remain available to be awarded under the plan.
During 2011, the Compensation Committee granted a total of 30,000 ETE units with grant date fair values of $39.82 per unit to employees with vesting over a five-year period at 20% per year. These awards include rights to distributions paid on unvested units.
During 2011, a total of 24,897 ETE units vested, with a total fair value of $1.0 million as of the vesting date. As of December 31, 2011, a total of 82,557 restricted units granted to ETE employees and directors remain outstanding, for which we expect to recognize a total of $1.2 million in compensation over a weighted average period of 2.0 years.
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
Award Activity
The following table shows the activity of the ETP awards granted to employees and non-employee directors:

	Number of ETP Units	Weighted Average Grant-Date Fair Value Per ETP Unit
Unvested awards as of December 31, 2010	1,936,578	$43.95
Awards granted	1,386,251	48.35
Awards vested	(610,557)	44.07
Awards forfeited	(148,563)	42.74
Unvested awards as of December 31, 2011	2,563,709	46.37
During the years ended December 31, 2011, 2010 and 2009, the weighted average grant-date fair value per unit award granted was $48.35, $49.82 and $43.56, respectively. The total fair value of awards vested was $26.9 million, $16.5 million and $14.7 million, respectively based on the market price of ETP Common Units as of the vesting date. As of December 31, 2011, a total of 2,563,709 unit awards remain unvested, for which ETP expects to recognize a total of $79.4 million in compensation expense over a weighted average period of 1.9 years.

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
ETP is recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded to the ETP employees assuming no forfeitures. For the years ended December 31, 2011, 2010 and 2009, ETP recognized non-cash compensation expense, net of forfeitures, of $2.0 million, $3.7 million and $6.4 million, respectively, as a result of these awards. As of December 31, 2011, rights related to 180,000 ETE common units remain outstanding, for which ETP expects to recognize a total of $1.0 million in compensation expense over a weighted average period of 1.0 years
Regency Unit-Based Compensation Plans
Regency has the following awards outstanding as of December 31, 2011:

•	156,850 Regency Common Unit options, all of which are exercisable, with a weighted average exercise price of $21.99 per unit option;

•	no Regency restricted (non-vested) Common Units; and

•	1,086,393 Regency Phantom Units, with a weighted average grant date fair value of $24.51 per Phantom Unit.
In conjunction with the Regency Transactions, certain of Regency’s then-outstanding Phantom Units converted to 252,630 Regency Common Units as a result of change-in-control provisions associated with the awards. Each of Regency’s outstanding Phantom Units as of December 31, 2011 is the economic equivalent of one Regency Common Unit and is accompanied by a Distribution Equivalent Right, entitling the holder to an amount equal to any cash distributions paid on Regency Common Units. The outstanding Regency Phantom Units will vest one-third on each March 15th through 2013.
Regency expects to recognize $20.7 million of compensation expense related to the Regency Phantom Units over a weighted average period of 4.2 years.

10.   REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:
Regulatory Matter
On September 21, 2011, in lieu of filing a new general rate case filing under Section 4 of the NGA, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. Transwestern is required to file a new general rate case on October 1, 2014. However, shippers which were not parties to the settlement have the right to challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint.
Guarantee — Fayetteville Express Pipeline LLC
Fayetteville Express Pipeline LLC (“FEP”), a joint venture entity in which ETP owns a 50% interest, had a credit agreement that provided for a $1.1 billion senior revolving credit facility (the “FEP Facility”). ETP guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by Kinder Morgan Energy Partners, L.P. (“KMP”). Amounts borrowed under the FEP Facility bore interest at a rate based on either a Eurodollar rate or Prime Rate.
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

Contingent Residual Support Agreement - AmeriGas
In order to finance the cash portion of the purchase price of the Propane Transaction described in Note 3, AmeriGas Finance LLC ("Finance Company"), a wholly owned subsidiary of AmeriGas, issued $550 million in aggregate principal amount of 6.75% senior notes due 2020 and $1.0 billion in aggregate principal amount of 7.00% senior notes due 2022. AmeriGas borrowed $1.5 billion of the proceeds of the Senior Notes issuance from Finance Company through an intercompany borrowing having maturity dates and repayment terms that mirror those of the Senior Notes (the "Supported Debt").
In connection with the closing of the Propane Transaction, ETP entered into and delivered a Contingent Residual Support Agreement ("CRSA") with AmeriGas, Finance Company, AmeriGas Finance Corp. and UGI Corp., pursuant to which ETP will provide contingent, residual support of the Supported Debt as defined in the CRSA.
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
Commitments
In the normal course of business, ETP and Regency purchase, process and sell natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. ETP has several propane purchase and supply commitments, which are typically one year agreements with varying terms as to quantities, prices and expiration dates. ETP believes that the terms of these agreements are commercially reasonable and will not have a material adverse effect on its financial position or results of operations.
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2029. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $29.3 million, $23.8 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2012	$22,480
2013	20,667
2014	17,467
2015	17,292
2016	17,283
Thereafter	152,473
Amounts reflected above do not include future minimum lease commitments for ETP's propane operations, which were deconsolidated in January 2012 in connection with the contribution of ETP's propane operations described in Note 3.
ETP and Regency’s joint venture agreements require that they fund their proportionate share of capital contributions to their unconsolidated affiliates. Such contributions will depend upon their unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
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
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2011 and 2010, accruals of approximately $18.2 million and $10.2 million, respectively, were reflected on our balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty, and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts prior to the resolution of a particular contingency based on changes in facts and circumstances or in the expected outcome.
No amounts have been recorded in our December 31, 2011 or 2010 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
As of December 31, 2011 and 2010, accruals related to ETP on an undiscounted basis of $13.7 million and $13.8 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.
Based on information available at this time and reviews undertaken to identify potential exposure, ETP believes the amount reserved for environmental matters is adequate to cover the potential exposure for cleanup costs.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”). The costs of this work are not eligible for recovery in rates. ETP’s total accrued future estimated cost of remediation activities expected to continue through 2025 is $5.7 million, which is included in the aggregate environmental accruals discussed above. Transwestern received approval from the FERC for the continuation of rate recovery of projected soil and groundwater remediation costs not related to PCBs for the term of its rate case settlement.
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
Petroleum-based contamination or other environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. ETP has not been named as a potentially responsible party at any of these sites, and ETP believes that its operations have not contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2011 or 2010 consolidated balance sheets. Based on information currently available to us, the presence of contamination and remediation activities at these sites are not expected to have a material adverse effect on our financial condition or results of operations.
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

ETP’s pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2011, 2010 and 2009, $18.3 million, $13.3 million and $31.4 million, respectively, of capital costs and $14.7 million, $15.4 million and $18.5 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines; however, no estimate can be made at this time of the likely range of such expenditures.

11.  PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
Commodity Price Risk
We are exposed to market risks related to the volatility of natural gas and NGL prices. To manage the impact of volatility from these prices, our subsidiaries utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in our consolidated balance sheets. Following is a description of price risk management activities by segment.
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
During the fourth quarter of 2011, ETP's trading activities included the use of financial commodity derivatives to take advantage of market opportunities. These trading activities are a complement to ETP's transportation and storage segment's operations and are accounted for in cost of products sold in our consolidated statement of operations. As a result of ETP's trading activities and the use of derivative financial instruments in ETP's transportation and storage operations, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. ETP attempts to manage this volatility through the use of daily position and profit and loss reports provided to its risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in ETP's commodity risk management policy.

Derivatives are utilized in ETP’s midstream operations in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. ETP attempts to maintain balanced positions in its marketing activities to protect against volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by its long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. To the extent that financial contracts are not tied to physical delivery, are expected to be offset with financial contracts to balance ETP’s positions. To the extent open commodity positions exist, fluctuating commodity prices can impact its financial position and results of operations, either favorably or unfavorably.
ETP’s propane operations permitted customers to guarantee the propane delivery price for the next heating season. As ETP executed fixed sales price contracts with its customers, it entered into propane futures contracts to fix the purchase price related to these sales contracts, thereby locking in a gross profit margin. Additionally, ETP used propane futures contracts to secure the purchase price of its propane inventory for a percentage of its anticipated propane sales.
The following table details ETP’s outstanding commodity-related derivatives:

	December 31, 2011		December 31, 2010
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu) - trading (1)	(151,260,000)	2012-2013	—	—
Basis Swaps IFERC/NYMEX (MMBtu) - non-trading	(61,420,000)	2012-2013	(38,897,500)	2011
Swing Swaps IFERC (MMBtu)	92,370,000	2012-2013	(19,720,000)	2011
Fixed Swaps/Futures (MMBtu)	797,500	2012	(2,570,000)	2011
Forward Physical Contracts (MMBtu)	(10,672,028)	2012	—	—
Options — Calls (MMBtu)	—	—	(3,000,000)	2011
Propane:
Forwards/Swaps (Gallons)	38,766,000	2012-2013	1,974,000	2011
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(28,752,500)	2012	(28,050,000)	2011
Fixed Swaps/Futures (MMBtu)	(45,822,500)	2012	(39,105,000)	2011
Hedged Item — Inventory (MMBtu)	45,822,500	2012	39,105,000	2011
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures (MMBtu)	—	—	(210,000)	2011
Options — Puts (MMBtu)	3,600,000	2012	26,760,000	2011-2012
Options — Calls (MMBtu)	(3,600,000)	2012	(26,760,000)	2011-2012
Propane:
Forwards/Swaps (Gallons)	—	—	32,466,000	2011

(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana and Henry Hub locations.

We expect gains of $6.4 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

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
Regency is exposed to market risks associated with commodity prices, counterparty credit, and interest rates. Regency’s management and the board of directors of Regency GP have established comprehensive risk management policies and procedures to monitor and manage these market risks. Regency GP is responsible for delegation of transaction authority levels, and the Risk Management Committee of Regency GP is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. Regency GP’s Risk Management Committee receives regular briefings on positions and exposures, credit exposures, and overall risk management in the context of market activities.
Regency’s Preferred Units (see Note 7) contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and Regency’s call option. These embedded derivatives are accounted for using mark-to-market accounting. Regency does not expect the embedded derivatives to affect its cash flows.
The following table details Regency’s outstanding commodity-related derivatives:

	December 31, 2011		December 31, 2010
	Notional Volume	Maturity	Notional Volume	Maturity
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures (MMBtu)	2,198,000	2012	3,830,000	2011
Propane:
Forwards/Swaps (Gallons)	11,802,000	2012-2013	18,648,000	2011-2012
Natural Gas Liquids:
Forwards/Swaps (Barrels)	533,000	2012-2013	1,212,110	2011-2012
Options - Puts (Barrels)	110,000	2012	—	—
WTI Crude Oil:
Forwards/Swaps (Barrels)	350,000	2012-2014	373,655	2011-2012

As of December 31, 2011 all of the Regency's commodity swap contracts were accounted for as cash flow hedges, and the Regency's put options were accounted for on mark-to-market basis. On January 1, 2012, Regency, for accounting purposes, de-designated its swap contracts and will account for these contracts using the mark-to-market method of accounting. Upon the de-designation of these trades Regency has $4.8 million in net hedging losses in accumulated other comprehensive income which will be amortized to earnings over the next 2.25 years, of which $5.2 million will be reclassified into earnings over the next 12 months.

Interest Rate Risk
We are exposed to market risk for changes in interest rates. In order to maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We manage our current interest rate exposures by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. We also utilize forward starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances. The following is a summary of interest rate swaps outstanding as of December 31, 2011, none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2011	December 31, 2010
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	250,000	250,000

(1)	Floating rates are based on LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
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
Credit Risk
We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposures associated with a single or multiple counterparties.
Our counterparties consist primarily of petrochemical companies and other industrial, small to major oil and gas producers, midstream and power generation companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial our position or results of operations as a result of counterparty nonperformance.
ETP utilizes master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds its pre-established credit limit with the counterparty. Margin deposits are returned to ETP on the settlement date for non-exchange traded derivatives. ETP exchanges margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. ETP had net deposits with counterparties of $66.2 million and $52.2 million as of December 31, 2011 and 2010, respectively.

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
Derivative Summary
The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of December 31, 2011 and 2010:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$77,197	$35,031	$(819)	$(6,631)
Commodity derivatives	4,539	9,263	(10,128)	(14,692)
	81,736	44,294	(10,947)	(21,323)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$227,337	$64,940	$(251,268)	$(72,729)
Commodity derivatives	1,017	275	(4,844)	—
Interest rate derivatives	36,301	20,790	(117,490)	(20,922)
Embedded derivatives in Regency Preferred Units	—	—	(39,049)	(57,023)
	264,655	86,005	(412,651)	(150,674)
Total derivatives	$346,391	$130,299	$(423,598)	$(171,997)

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
The following tables summarize the amounts recognized with respect to our derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	$6,369	$49,665	$3,143
Interest rate derivatives	—	(29,980)	(14,705)
Total	$6,369	$19,685	$(11,562)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$18,685	$37,325	$9,924
Interest rate derivatives	Interest expense, net	—	(86,697)	(26,882)
Total		$18,685	$(49,372)	$(16,958)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
		Years Ended December 31,
		2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$286	$(70)	$—
Total		$286	$(70)	$—

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2011	2010	2009
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$34,000	$16,210	$60,045
Total		$34,000	$16,210	$60,045

	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives – non-trading	Cost of products sold	$9,199	$3,806	$99,807
Commodity derivatives – trading	Cost of products sold	(29,777)	—	—
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	(77,804)	(52,357)	33,619
Embedded derivatives	Other income (expense)	17,974	(8,390)	—
Total		$(80,408)	$(56,941)	$133,426
We recognized $20.8 million, $70.5 million and $18.6 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships and amounts classified as trading activity) for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, for the years ended December 31, 2011, 2010 and 2009, we recognized unrealized gains of $9.5 million, $17.4 million and $48.6 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges.

12.  RETIREMENT BENEFITS:
We have a 401(k) savings plan which covers virtually all employees, including those of ETP and Regency. Employer matching contributions are calculated using a formula based on employee contributions. We have made matching contributions of $14.0 million, $9.8 million and $9.8 million to the 401(k) savings plan for the years ended December 31, 2011, 2010 and 2009, respectively.
Regency previously sponsored its own 401(k) plan. Effective January 1, 2011, Regency’s 401(k) plan merged with and into that of ETP. As a result of the Regency Transactions, Regency’s matching contributions that had not yet fully vested became fully vested effective immediately. Regency made matching contributions of $2.0 million to its own 401(k) savings plan for period from May 26, 2010 to December 31, 2010.

13.  RELATED PARTY TRANSACTIONS:
The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the year ended December 31, 2011 and from May 26, 2010 to December 31, 2010 the Parent Company received $16.6 million and $5.8 million, respectively, from Regency related to these services. For the years ended December 31, 2011, 2010 and 2009, the Parent Company paid $17.1 million, $6.3 million and $0.5 million, respectively, to ETP related to these services. The increase in payments to ETP was the result of increased service fees related to the provision of various general and administrative services for Regency. The management fees received from Regency for the year ended December 31, 2011 include the reimbursement of various general and administrative services of $6.6 million for expenses incurred by ETP on behalf of Regency. These amounts have been eliminated in our consolidated financial statements.
On January 18, 2012, Enterprise Products Partners L.P. ("Enterprise") sold a significant portion of its ownership in our limited partner interest. Subsequent to that transaction Enterprise owns less than 5% of our outstanding common units. Prior to this transaction, Enterprise and its affiliates were considered related parties for financial reporting purposes.
ETP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETP sells natural gas and compression equipment to Enterprise. ETP’s propane operations routinely buy and sell product with Enterprise. Regency sells natural gas and NGLs to, and incurs NGL processing fees with Enterprise. ETP’s propane operations purchase a portion of its propane requirements from Enterprise pursuant to an agreement that expires in March 2015, and includes an option to extend the agreement for an additional year. The following table presents sales to and purchases from Enterprise, including Regency transactions subsequent to May 26, 2010:

	Years Ended December 31,
	2011	2010	2009
ETP’s Natural Gas Operations:
Sales	$654,129	$538,657	$414,333
Purchases	26,992	23,592	48,528
Regency’s Natural Gas Operations:
Sales	376,542	142,631	—
Purchases	9,427	4,606	—
ETP’s Propane Operations:
Sales	10,613	15,527	19,961
Purchases	471,046	415,897	343,540
As of December 31, 2011 and 2010, Titan, had forward mark-to-market derivatives for approximately 38.8 million and 1.7 million gallons of propane at a fair value liability of $4.1 million and a fair value asset of $0.2 million, respectively, with Enterprise. In addition, as of December 31, 2010, Titan had forward derivatives accounted for as cash flow hedges of 32.5 million gallons of propane at a fair value asset of $6.6 million with Enterprise. ETP’s propane operations discontinued cash flow hedge accounting in July 2011; therefore, all of their forward derivatives are currently accounted for using mark-to-market accounting.

For the year ended December 31, 2011 revenue of $1.9 million and cost of products sold of $1.2 million are included in our consolidated statements of operations related to transactions with FEP, ETP’s unconsolidated affiliate. For the year ended December 31, 2010 revenue of $26.0 million and cost of products sold of $20.5 million are included in our consolidated statements of operations related to transactions with FEP, ETP’s unconsolidated affiliate.
Under a master services agreement with HPC, Regency operates and provides all employees and services for the operation and management of HPC. The related party general administrative expenses reimbursed to Regency were $16.8 million and $9.8 million, respectively, for year ended December 31, 2011 and for the period from May 26, 2010 to December 31, 2010.
The following table summarizes the related party balances on our consolidated balance sheets:

	As of December 31,
	2011		2010
Accounts receivable from related parties:
Enterprise:
ETP’s Natural Gas Operations	$54,644		$36,736
Regency’s Natural Gas Operations	41,781		25,539
ETP’s Propane Operations	—		2,327
Other	3,981		11,729
Total accounts receivable from related parties	$100,406	76,331,000	$76,331
Accounts payable to related parties:
Enterprise:
ETP’s Natural Gas Operations	$2,198		$2,687
Regency’s Natural Gas Operations	1,469		1,323
ETP’s Propane Operations	27,770		22,985
Other	1,771		356
Total accounts payable to related parties	$33,208		$27,351
ETP’s net imbalance receivable from (payable to) Enterprise	$(780)		$1,360
Regency’s net imbalance receivable from Enterprise	$2,008		$753
Effective August 17, 2009, ETP acquired 100% of the membership interests of ETG, which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP. The membership interests of ETG were contributed to ETP by its Chief Executive Officer and by two entities, one of which is controlled by a director of the General Partner of ETP’s general partner and the other of which is controlled by a member of ETP’s management. In exchange, the former members acquired the right to receive (in cash or Common Units) future amounts to be determined based on the terms of the contribution arrangement. These contingent amounts are to be determined in 2014 and 2017, and the former members of ETG may receive payments contingent on the acquired operations performing at a level above the average return required by ETP for approval of its own growth projects during the period since acquisition. In addition, the former members may be required to make cash payments to ETP under certain circumstances. ETP has not accrued any contingent payments related to this agreement.
Subsequent to the acquisition of ETG, ETP is obligated to pay $4.7 million in operating lease payments per year to the former owners for the use of compressor equipment through 2017.

14.   REPORTABLE SEGMENTS:
As a result of the Regency Transactions in May 2010, our reportable segments were re-evaluated and currently reflect two reportable segments, both of which conduct their business exclusively in the United States of America, as follows:

•	Investment in ETP - Reflects the consolidated operations of ETP.

•	Investment in Regency - Reflects the consolidated operations of Regency.
Each of the respective general partners of ETP and Regency have separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners. See further discussion of ETP and Regency’s operations in Note 1.
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
The following tables present the financial information by segment for the following periods:

	Investment in ETP	Investment in Regency	Corporate and Other	Adjustments and Eliminations	Total
Year Ended December 31, 2011
Revenues from external customers	$6,812,431	$1,425,859	$—	$2,413	$8,240,703
Intersegment revenues	38,009	8,039	—	(46,048)	—
Depreciation and amortization	430,904	168,684	12,221	—	611,809
Interest expense, net of interest capitalized	474,113	102,474	163,622	(398)	739,811
Equity in earnings of affiliates	25,836	119,540	—	(28,188)	117,188
Income tax expense (benefit)	18,815	465	(2,397)	—	16,883
Net income (loss)	697,162	73,619	(214,346)	(28,188)	528,247
Year Ended December 31, 2010
Revenues from external customers	$5,884,786	$715,324	$—	$(1,978)	$6,598,132
Intersegment revenues	41	1,289	—	(1,330)	—
Depreciation and amortization	343,011	75,967	12,221	—	431,199
Interest expense, net of interest capitalized	412,553	48,251	167,669	(3,586)	624,887
Equity in earnings of affiliates	11,727	53,493	—	—	65,220
Income tax expense (benefit)	15,536	552	(2,350)	—	13,738
Net income (loss)	617,222	(5,972)	(274,670)	—	336,580
Year Ended December 31, 2009
Revenues from external customers	$5,417,295	$—	$—	$—	$5,417,295
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	312,803	—	12,221	—	325,024
Interest expense, net of interest capitalized	394,274	—	74,146	—	468,420
Equity in earnings of affiliates	20,597	—	—	—	20,597
Income tax expense (benefit)	12,777	—	(3,548)	—	9,229
Net income (loss)	791,542	—	(93,671)	—	697,871

	As of December 31,
	2011	2010	2009
Total assets:
Investment in ETP	$15,518,616	$12,149,992	$11,734,972
Investment in Regency	5,567,856	4,770,204	—
Corporate and Other	470,086	469,221	431,109
Adjustments and Eliminations	(659,765)	(10,687)	(5,572)
Total	$20,896,793	$17,378,730	$12,160,509

	Years Ended December 31,
	2011	2010	2009
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Investment in ETP (1)	$2,921,865	$1,470,001	$680,780
Investment in Regency (2)	410,814	2,068,328	—
Total	$3,332,679	$3,538,329	$680,780

(1) The year ended December 31, 2011 includes $1.42 billion acquired in the LDH Acquisition.
(2) The year ended December 31, 2010 includes $1.55 billion acquired in the Regency Transactions.

	As of December 31,
	2011	2010	2009
Advances to and investments in affiliates:
Investment in ETP	$200,612	$8,723	$663,298
Investment in Regency	1,924,705	1,351,256	—
Adjustments and Eliminations	(628,717)	—	—
Total	$1,496,600	$1,359,979	$663,298

The following tables provide revenues, grouped by similar products and services, for both ETP and Regency. These amounts include transactions between ETP and Regency.
Investment in ETP

	Years Ended December 31,
	2011	2010	2009
Intrastate Transportation and Storage	$2,397,887	$2,075,217	$1,773,528
Interstate Transportation	446,743	292,419	270,213
Midstream	2,041,600	1,955,627	2,060,451
NGL Transportation and Services	362,701	—	—
Retail Propane and Other Retail Propane Related	1,468,082	1,419,646	1,292,583
All Other	133,427	141,918	20,520
Total revenues	$6,850,440	$5,884,827	$5,417,295

Investment in Regency

	Years Ended December 31,
	2011	2010	2009
Gathering and Processing	$1,226,260	$606,944	$—
Joint Ventures	—	—	—
Contract Compression	150,496	86,099	—
Contract Treating	39,604	13,662	—
Corporate and Others	17,538	9,908	—
Total revenues	$1,433,898	$716,613	$—

15.   QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year. ETP’s propane operations are seasonal due to weather conditions in their service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to commercial and industrial customers are less weather sensitive. ETP’s Energy Transfer Company (“ETC OLP”) business is also seasonal due to the operations of ET Fuel System and the HPL System. We expect margin related to the HPL System operations to be higher during the periods from November through March of each year and lower during the periods from April through October of each year due to the increased demand for natural gas during the cold weather. However, we cannot assure that management’s expectations will be fully realized in the future and in what time period due to various factors including weather, availability of natural gas in regions in which we operate, competitive factors in the energy industry, and other issues.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2011:
Revenues	$1,989,120	$1,974,906	$2,097,866	$2,178,811	$8,240,703
Gross margin	787,694	710,754	744,829	814,427	3,057,704
Operating income	364,243	260,561	270,008	340,007	1,234,819
Net income	199,092	106,652	60,699	161,804	528,247
Limited Partners’ interest in net income	88,366	66,080	68,869	85,537	308,852
Basic net income per limited partner unit	$0.40	$0.30	$0.31	$0.38	$1.39
Diluted net income per limited partner unit	$0.40	$0.30	$0.31	$0.38	$1.38
2010:
Revenues	$1,871,981	$1,362,529	$1,587,807	$1,775,815	$6,598,132
Gross margin	647,116	522,075	592,702	724,902	2,486,795
Operating income	338,928	179,257	202,052	316,492	1,036,729
Net income (loss)	204,082	(20,479)	(4,826)	157,803	336,580
Limited Partners’ interest in net income (loss)	112,428	19,208	(15,289)	75,814	192,161
Basic net income (loss) per limited partner unit	$0.50	$0.09	$(0.07)	$0.34	$0.86
Diluted net income (loss) per limited partner unit	$0.50	$0.09	$(0.07)	$0.34	$0.86

16.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,460	$27,247
Accounts receivable from related companies	1,456	171
Other current assets	714	864
Total current assets	20,630	28,282
ADVANCES TO AND INVESTMENTS IN AFFILIATES	2,225,572	2,231,722
INTANGIBLES AND OTHER ASSETS, net	49,906	29,118
Total assets	$2,296,108	$2,289,122
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$174	$—
Accounts payable to related companies	12,334	6,654
Accrued and other current liabilities	35,706	44,200
Total current liabilities	48,214	50,854
LONG-TERM DEBT, less current maturities	1,871,500	1,800,000
SERIES A CONVERTIBLE PREFERRED UNITS	322,910	317,600

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
General Partner	321	520
Limited Partners – Common Unitholders (222,972,708 and 222,941,172 units authorized, issued and outstanding at December 31, 2011 and 2010, respectively)	52,485	115,350
Accumulated other comprehensive income	678	4,798
Total partners’ capital	53,484	120,668
Total liabilities and partners’ capital	$2,296,108	$2,289,122

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(29,641)	$(21,829)	$(4,970)
OTHER INCOME (EXPENSE):
Interest expense	(163,612)	(167,658)	(74,049)
Equity in earnings of affiliates	509,361	455,901	526,383
Losses on non-hedged interest rate derivatives	—	(53,388)	(5,620)
Other, net	(5,796)	(19,721)	79
INCOME BEFORE INCOME TAXES	310,312	193,305	441,823
Income tax expense (benefit)	501	547	(650)
NET INCOME	309,811	192,758	442,473
GENERAL PARTNER’S INTEREST IN NET INCOME	959	597	1,370
LIMITED PARTNERS’ INTEREST IN NET INCOME	$308,852	$192,161	$441,103

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$469,004	$317,328	$468,969
CASH FLOWS FROM INVESTING ACTIVITIES:
MEP Transaction	—	3,258	—
Net cash provided by investing activities	—	3,258	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	91,500	1,858,245	67,505
Principal payments on debt	(20,000)	(1,632,374)	(65,816)
Distributions to partners	(525,596)	(483,048)	(470,658)
Debt issuance costs	(23,695)	(36,224)	—
Net cash used in financing activities	(477,791)	(293,401)	(468,969)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,787)	27,185	—
CASH AND CASH EQUIVALENTS, beginning of period	27,247	62	62
CASH AND CASH EQUIVALENTS, end of period	$18,460	$27,247	$62