Form 10-Q
period 2012-06-30
Energy Transfer Equity, L.P.
filed 2012-08-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 1, 2012, the registrant had units outstanding as follows:
Energy Transfer Equity, L.P. 279,955,608 Common Units

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II — Other Information – Item 1A. Risk Factors” for the quarter ended March 31, 2012 and included in this Quarterly Report on Form 10-Q, as well as “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 22, 2012.
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

Citi	Citigroup Global Markets Inc.

Citrus	Citrus Corp., which owns 100% of FGT

Citrus Merger	ETP's acquisition of Citrus Corp. on March 26, 2012

CrossCountry	CrossCountry Energy LLC

CFTC	Commodities Futures Trading Commission

CRSA	Contingent Residual Support Agreement

DER	Distribution equivalent rights

DRIP	Distribution Reinvestment Plan

DOT	U.S. Department of Transportation

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP's revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FDOT/FTE	Florida Department of Transportation, Florida's Turnpike Enterprise

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, which owns a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Holdco	ETP Holdco Corporation

HOLP	Heritage Operating, L.P.

ICA	Interstate Commerce Act

IDRs	incentive distribution rights

LDH	LDH Energy Asset Holdings LLC

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

LNG Holdings	Trunkline LNG Holdings, LLC

Lone Star	Lone Star NGL LLC

MDPU	Massachusetts Department of Public Utilities

MEP	Midcontinent Express Pipeline LLC

MGP	manufactured gas plant

MMBtu	million British thermal units

NGA	Natural Gas Act

NGL	natural gas liquid, such as propane, butane and natural gasoline

NMED	New Mexico Environmental Department

NOL	net operating loss

NYMEX	New York Mercantile Exchange

OTC	over-the-counter

Other Post-retirement Plans	postretirement health care and life insurance plans

OSHA	Federal Occupational Safety and Health Act

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCB	polychlorinated biphenyl

Pension Plans	funded non-contributory defined benefit pension plans

PEPL	Panhandle Eastern Pipe Line Company, LP

PHMSA	Pipeline Hazardous Materials Safety Administration

RIGS	Regency Intrastate Gas System

Preferred Units	ETE's Series A Convertible Preferred Units

Propane Business	Heritage Operating, L.P. and Titan Energy Partners, L.P.

Propane Contribution	ETP's contribution of its Propane Business to AmeriGas

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Regency GP	Regency Energy Partners GP LP, the general partner of Regency

Regency LLC	Regency Energy Partners GP LLC, the general partner of Regency GP

Regency Preferred Units	Regency's Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

Reservoir	a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers

Sea Robin Pipeline	Sea Robin Pipeline Company LLC

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company, a subsidiary of ETE

Southern Union Credit Facility	Southern Union's revolving credit facility

Southern Union Merger	ETE's acquisition of Southern Union Company on March 26, 2012

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

TCEQ	Texas Commission on Environmental Quality

Tcf	trillion cubic feet

Transwestern	Transwestern Pipeline Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

WTI	West Texas Intermediate Crude

Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, loss on extinguishment of debt, gain on deconsolidation of ETP's Propane Business and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on proportionate ownership.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,160	$126,342
Marketable securities	11	1,229
Accounts receivable, net of allowance for doubtful accounts of $2,815 and $8,841 as of June 30, 2012 and December 31, 2011, respectively	709,670	680,491
Accounts receivable from related companies	34,296	100,406
Inventories	443,742	327,963
Exchanges receivable	59,969	21,307
Price risk management assets	46,171	15,802
Other current assets	172,755	181,904
Total current assets	1,683,774	1,455,444

PROPERTY, PLANT AND EQUIPMENT	23,751,846	16,529,339
ACCUMULATED DEPRECIATION	(1,843,981)	(1,970,777)
	21,907,865	14,558,562

ADVANCES TO AND INVESTMENTS IN AFFILIATES	4,574,293	1,496,600
LONG-TERM PRICE RISK MANAGEMENT ASSETS	40,846	26,011
GOODWILL	3,458,809	2,038,975
INTANGIBLE ASSETS, net	971,341	1,072,291
OTHER NON-CURRENT ASSETS, net	476,294	248,910
Total assets	$33,113,222	$20,896,793

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$456,322	$512,023
Accounts payable to related companies	2,434	33,208
Exchanges payable	133,301	17,957
Price risk management liabilities	47,252	90,053
Accrued and other current liabilities	1,081,333	763,912
Current maturities of long-term debt	113,921	424,160
Total current liabilities	1,834,563	1,841,313

LONG-TERM DEBT, less current maturities	17,959,464	10,946,864
PREFERRED UNITS	319,860	322,910
DEFERRED INCOME TAXES	1,936,150	217,244
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	246,242	81,415
OTHER NON-CURRENT LIABILITIES	312,712	26,958

COMMITMENTS AND CONTINGENCIES (Note 16)

PREFERRED UNITS OF SUBSIDIARY	72,370	71,144

EQUITY:
General Partner	71	321
Limited Partners:
Common Unitholders	2,297,473	52,485
Accumulated other comprehensive income	1,309	678
Total partners’ capital	2,298,853	53,484
Noncontrolling interest	8,133,008	7,335,461
Total equity	10,431,861	7,388,945
Total liabilities and equity	$33,113,222	$20,896,793

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Natural gas sales	$635,597	$815,469	$1,140,207	$1,524,793
NGL sales	598,969	412,872	1,131,268	688,024
Gathering, transportation and other fees	600,806	456,797	1,101,768	869,053
Retail propane sales	11,637	220,296	87,082	748,762
Other	129,305	69,472	205,120	133,394
Total revenues	1,976,314	1,974,906	3,665,445	3,964,026
COSTS AND EXPENSES:
Cost of products sold	992,356	1,264,152	2,014,556	2,465,578
Operating expenses	260,517	222,717	435,422	443,413
Depreciation and amortization	221,767	148,530	382,968	287,786
Selling, general and administrative	122,950	78,946	271,212	142,445
Total costs and expenses	1,597,590	1,714,345	3,104,158	3,339,222
OPERATING INCOME	378,724	260,561	561,287	624,804
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(281,255)	(181,517)	(494,585)	(349,446)
Bridge loan related fees	—	—	(62,241)	—
Equity in earnings of affiliates	22,463	28,819	97,695	54,260
Gain on deconsolidation of Propane Business	765	—	1,056,709	—
Losses on disposal of assets	(1,402)	(681)	(2,462)	(2,435)
Losses on extinguishments of debt	(7,821)	—	(122,844)	—
Gains (losses) on non-hedged interest rate derivatives	(44,668)	1,883	(17,178)	3,403
Other, net	17,891	2,811	31,197	(9,715)
INCOME BEFORE INCOME TAX EXPENSE	84,697	111,876	1,047,578	320,871
Income tax expense	10,175	5,224	11,754	15,127
NET INCOME	74,522	106,652	1,035,824	305,744
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	21,024	40,367	815,904	150,819
NET INCOME ATTRIBUTABLE TO PARTNERS	53,498	66,285	219,920	154,925
GENERAL PARTNER’S INTEREST IN NET INCOME	132	205	638	479
LIMITED PARTNERS’ INTEREST IN NET INCOME	$53,366	$66,080	$219,282	$154,446
BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.19	$0.30	$0.87	$0.69
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	279,955,578	222,972,708	253,343,028	222,963,741
DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.19	$0.30	$0.86	$0.69
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	279,955,578	222,972,708	253,343,028	222,963,741

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$74,522	$106,652	$1,035,824	$305,744
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(7,879)	123	(7,814)	(13,416)
Change in value of derivative instruments accounted for as cash flow hedges	(501)	3,829	21,148	(7,009)
Change in value of available-for-sale securities	—	(643)	(114)	(35)
Change in other comprehensive income from equity investments	(22,208)	—	(22,208)	—
	(30,588)	3,309	(8,988)	(20,460)
Comprehensive income	43,934	109,961	1,026,836	285,284
Less: Comprehensive income attributable to noncontrolling interest	(4,303)	43,250	806,285	135,513
Comprehensive income attributable to partners	$48,237	$66,711	$220,551	$149,771

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Dollars in thousands)
(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2011	$321	$52,485	$678	$7,335,461	$7,388,945
Distributions to partners	(865)	(314,331)	—	—	(315,196)
Distributions to noncontrolling interest	—	—	—	(446,896)	(446,896)
Units issued in Southern Union Merger (See Note 3)	—	2,354,490	—	—	2,354,490
Subsidiary units issued for cash	(21)	(13,918)	—	404,340	390,401
Subsidiary units issued in certain acquisitions	—	—	—	7,000	7,000
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	328	—	23,161	23,489
Capital contributions from noncontrolling interest	—	—	—	9,834	9,834
Other, net	(2)	(863)	—	(6,177)	(7,042)
Other comprehensive income (loss), net of tax	—	—	631	(9,619)	(8,988)
Net income	638	219,282	—	815,904	1,035,824
Balance, June 30, 2012	$71	$2,297,473	$1,309	$8,133,008	$10,431,861

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,035,824		$305,744
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	382,968		287,786
Deferred income taxes	3,921		30
Gain on curtailment of other postretirement benefit plans	(15,332)		—
Amortization of finance costs charged to interest	5,569		9,577
Bridge loan related fees	62,241		—
Non-cash compensation expense	23,736		23,085
Gain on deconsolidation of Propane Business	(1,056,709)		—
Losses on disposal of assets	2,462		2,435
Losses on extinguishments of debt	122,844		—
Distributions in excess of equity in earnings of affiliates, net	2,978		29,875
Other non-cash	5,863		18,604
Changes in operating assets and liabilities, net of effects of acquisitions and deconsolidation	(151,918)		21,201
Net cash provided by operating activities	424,447		698,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Southern Union Merger, net of cash received	(2,971,588)		—
Cash paid for acquisitions, net of cash received	(10,317)		(1,948,612)
Capital expenditures (excluding allowance for equity funds used during construction)	(1,293,903)		(794,151)
Contributions in aid of construction costs	12,056		13,967
Distributions from (advances to) affiliates, net	56,288		(22,668)
Proceeds from the sale of assets	33,676		6,925
Cash proceeds from contribution and sale of propane operations	1,442,536		—
Other	(1,997)	—	—
Net cash used in investing activities	(2,733,249)		(2,744,539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,964,419		5,202,535
Repayments of long-term debt	(3,101,014)		(3,420,348)
Subsidiary equity offering, net of issue costs	390,401		974,104
Distributions to partners	(315,196)		(246,016)
Debt issuance costs	(98,038)		(22,198)
Distributions to noncontrolling interest	(446,896)		(376,440)
Capital contributions received from noncontrolling interest	9,834		—
Other, net	(3,890)		(3,228)
Net cash provided by financing activities	2,399,620		2,108,409
INCREASE IN CASH AND CASH EQUIVALENTS	90,818		62,207
CASH AND CASH EQUIVALENTS, beginning of period	126,342		86,264
CASH AND CASH EQUIVALENTS, end of period	$217,160		$148,471
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
At June 30, 2012, our equity interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Common Units	Limited Partner Ownership (as a % and net of any treasury units)
ETP	1.5%	100%	52,476,059	23%
Regency	1.6%	100%	26,266,791	15%
On March 26, 2012, we acquired all of the outstanding shares of Southern Union for approximately $3.01 billion in cash and approximately 57.0 million ETE Common Units. See Note 3 for more information regarding the Southern Union Merger.
The unaudited consolidated financial statements of ETE presented herein for the three and six month periods ended June 30, 2012 and 2011 include the results of operations of:
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
Our unaudited consolidated financial statements include the results of operations of Southern Union from March 26, 2012, the date we acquired Southern Union, through June 30, 2012.
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

•
Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, Bone Spring, Avalon and Marcellus shales, as well as the Permian Delaware basin and the mid-continent region. Its assets are located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

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
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting. Management has evaluated subsequent events through the date the financial statements were issued.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of June 30, 2012, and the Partnership’s results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 22, 2012.
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
Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual values and results could differ from those estimates.

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
Southern Union Merger
On March 26, 2012, Sigma Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of ETE, completed its acquisition of Southern Union. Southern Union is the surviving entity in the merger and operates as a wholly-owned subsidiary of ETE. The assets acquired as a result of this merger significantly expand our existing geographic footprint of natural gas pipeline and natural gas transportation capacity and into natural gas utilities distribution, and are complementary to the assets owned and operated by our other entities.
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
In connection with the Citrus Merger, we relinquished our rights to an aggregate $220 million of IDRs from ETP that we would otherwise be entitled to receive over 16 consecutive quarters following the closing of the merger.
Pursuant to the merger agreement, we also granted ETP a right of first offer with respect to any disposition by us or SUGS, a subsidiary of Southern Union that owns and operates a natural gas gathering and processing system serving the Permian Basin in West Texas and New Mexico.

Summary of Assets Acquired and Liabilities Assumed
We accounted for the Southern Union Merger using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet presented as of June 30, 2012 reflects the preliminary purchase price allocations based on available information. Certain amounts included in the preliminary purchase price allocation as of June 30, 2012 have been changed from amounts reflected as of March 31, 2012 based on management's review of the valuation. Management is continuing to review the valuation and expects to be substantially complete with the purchase price allocation in the third quarter of 2012.
The following table summarizes the preliminary assets acquired and liabilities assumed recognized as of the merger date:

Total current assets	$561,038
Property, plant and equipment (useful lives of 25 - 30 years)	6,958,768
Goodwill	2,030,273
Intangible assets (weighted average useful life of 17.5 years)	55,000
Investments in unconsolidated affiliates	2,022,784
Other assets	162,576
11,790,439

Long-term debt obligations, including current portion	3,778,706
Deferred income taxes	1,698,352
Other liabilities	950,511
6,427,569
Total consideration	5,362,870
Cash received	36,792
Total consideration, net of cash received	$5,326,078
Goodwill was allocated by reportable business segment as $1.17 billion to the Southern Union Transportation and Storage segment; $598.3 million to the Southern Union Gathering and Processing segment; $251.8 million to the Southern Union Distribution segment; and $10.8 million to Corporate and other.
Other liabilities assumed include approximately $46.0 million of AROs, which are primarily related to owned natural gas storage wells and offshore lines and platforms. At the end of the useful life of these underlying assets, Southern Union is legally or contractually required to abandon in place or remove the asset. An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated. Although a number of other onshore assets in Southern Union's system are subject to agreements that give rise to an ARO upon the discontinued use of the assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. As of June 30, 2012 AROs assumed as a result of the Southern Union Merger were approximately $46.5 million.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2012 and 2011 are presented as if the Southern Union Merger had been completed on January 1, 2011. Actual results for the three months ended June 30, 2012 include Southern Union for the entire period; however, pro forma amounts shown below reflect adjustments for certain acquisition-related costs recognized during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,976,314	$2,606,513	$4,299,094	$5,342,455
Net income	84,983	127,798	1,173,075	348,925
Net income attributable to partners	63,959	80,646	354,977	184,536
Basic net income per Limited Partner unit	$0.23	$0.29	$1.26	$0.66
Diluted net income per Limited Partner unit	$0.23	$0.29	$1.26	$0.66

The pro forma consolidated results of operations include adjustments to:
•include the results of Southern Union for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
•include incremental interest expense related to financing the transactions;
•adjust for one-time expenses; and
•adjust for relative changes in ownership resulting from the transactions.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the Southern Union Merger been completed at the beginning of the periods presented or the future results of the combined operations.
Southern Union's revenue included in our consolidated statement of operations was approximately $472.5 million and $512.2 million for the three months ended June 30, 2012 and since the acquisition date to June 30, 2012, respectively. Southern Union's net income and net loss included in our consolidated statement of operations were approximately $11.7 million and $26.8 million for the three months ended June 30, 2012 and since the acquisition date to June 30, 2012, respectively.
Expenses Related to the Southern Union Merger
As a result of the acquisition, we recognized $8.3 million of merger-related costs during the three months ended June 30, 2012 and $38.2 million during the six months ended June 30, 2012.
Pending Sunoco Merger
On April 30, 2012, ETP announced that it had entered into a definitive merger agreement whereby ETP will acquire Sunoco in exchange for ETP Common Units and cash. Under the terms of the merger agreement, Sunoco shareholders would receive, for each Sunoco common share, either $50.00 in cash, 1.0490 ETP Common Units or a combination of $25.00 in cash and 0.5245 of an ETP Common Unit. The cash and unit elections, however, will be subject to proration to ensure that the total amount of cash paid and the total number of ETP Common Units issued in the merger to Sunoco shareholders as a whole are equal to the total amount of cash and number of ETP Common Units that would have been paid and issued if all Sunoco shareholders received the standard mix of consideration. Upon closing, Sunoco shareholders are expected to own approximately 20% of ETP's outstanding limited partner units. This transaction is expected to close in the third or fourth quarter of 2012, subject to approval of Sunoco's shareholders and customary regulatory approvals.
Sunoco owns the general partner interest of Sunoco Logistics, consisting of a 2% general partner interest, 100% of the IDRs, and 32.4% of the outstanding common units of Sunoco Logistics. Sunoco also generates cash flow from a portfolio of retail outlets for the sale of gasoline and middle distillates in the east coast, midwest and southeast areas of the United States. Sunoco Logistics is a publicly traded limited partnership that owns and operates a logistics business consisting of a geographically diverse portfolio of complementary pipeline, terminalling and crude oil acquisition and marketing assets.
Pending Holdco Transaction
On June 15, 2012, ETE and ETP entered into a transaction agreement pursuant to which, immediately following and subject to the closing of the Sunoco merger, (i) ETE will contribute its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, to be called Holdco and (ii) ETP will contribute its interest in Sunoco to Holdco and will retain a 40% equity interest in Holdco (the "Holdco Transaction"). Prior to the contribution of Sunoco to Holdco, Sunoco will contribute its interests in Sunoco Logistics to ETP in exchange for 50,706,000 ETP Class F Units representing limited partner interest in ETP ("ETP Class F Units") plus an additional number of ETP Class F Units determined based upon the amount of cash contributed to ETP by Sunoco at the closing of the merger, as calculated in accordance with the merger agreement. The ETP Class F Units will be entitled to 35% of the quarterly cash distributions generated by ETP and its subsidiaries other than Holdco, subject to a maximum cash distribution of $3.75 per ETP Class F Unit per year. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. Consequently, ETP expects to consolidate Holdco (including Sunoco and Southern Union) in its consolidated financial statements subsequent to consummation of the Holdco Transaction.
Under the terms of the Holdco Transaction agreement, we will relinquish an aggregate of $210 million of IDRs over 12 consecutive quarters following the closing of the Holdco Transaction.

4.	INVESTMENTS IN AFFILIATES:
Citrus Corp.
ETP acquired a 50% interest in Citrus, which owns 100% of FGT on March 26, 2012. A subsidiary of Kinder Morgan, Inc. owns the remaining 50% interest in Citrus. In exchange for the interest in Citrus, Southern Union received $1.9 billion in cash and $105 million of ETP Common Units. ETP initially recorded its investment in Citrus at $2.0 billion, which exceeded its proportionate share of Citrus' equity by $1.03 billion, all of which is treated as equity method goodwill due to the application of regulatory accounting.
AmeriGas Partners, L.P.
On January 12, 2012, ETP contributed its Propane Business to AmeriGas in exchange for approximately $1.46 billion in cash and approximately 29.6 million AmeriGas Common Units valued at $1.12 billion at the time of the contribution. In addition, AmeriGas assumed approximately $71 million of existing debt of the Propane Business. ETP recognized a gain on deconsolidation of $1.06 billion and recorded equity in losses of $36.4 million and equity in earnings of $3.1 million related to AmeriGas for the three and six months ended June 30, 2012, respectively.
ETP's investment in AmeriGas initially reflected $630.0 million in excess of the proportionate share of AmeriGas' limited partners' capital. Of this excess fair value, $288.6 million is being amortized over a weighted average period of 14 years and $341.4 million is being treated as equity method goodwill and non-amortizable intangible assets.
We have not reflected the Propane operations as discontinued operations as ETP will have a continuing involvement in this business as a result of the investment in AmeriGas.
In June 2012, we sold the remainder of our retail propane operations, consisting of our cylinder exchange business, to a third party. In connection with the contribution agreement with AmeriGas, certain excess sales proceeds from the sale of the cylinder exchange business were remitted to AmeriGas, and we received net proceeds of approximately $43.0 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,045,245	$809,430	$2,411,123	$1,964,584
Operating income	220,202	208,911	534,284	494,618
Net income	49,512	93,282	266,743	328,570
In addition to the equity method investments described above, ETP, Regency and Southern Union each have other insignificant equity method investments.

5.	CASH AND CASH EQUIVALENTS:
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
Non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2012	2011
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$484,936	$106,047
Accrued advances to affiliates	$3,844	$—
Gain (loss) from subsidiary common unit transactions	$(13,939)	$92,074
AmeriGas limited partner interest received in Propane Contribution (see Note 4)	$1,123,003	$—
NON-CASH FINANCING ACTIVITIES:
Issuance of common units in connection with Southern Union Merger (see Note 3)	$2,354,490	$—
Subsidiary issuances of common units in connection with acquisitions	$112,000	$—

6.	INVENTORIES:
Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Natural gas and NGLs, excluding propane	$305,279	$146,132
Propane	—	86,958
Appliances, parts and fittings and other	138,463	94,873
Total inventories	$443,742	$327,963

ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventory and designates certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.

7.	GOODWILL:
A net increase in goodwill of $1.42 billion was recorded during the six months ended June 30, 2012, which includes goodwill of $2.03 billion recorded as a result of the Southern Union Merger partially offset by a decrease of $605.6 million as a result of ETP's contribution of its Propane Business to AmeriGas.
The goodwill recorded as a result of the Southern Union Merger was primarily due to expected commercial and operational synergies and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes. See Note 3 for further discussion of Southern Union Merger.

8.	FAIR VALUE MEASUREMENTS:
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Price risk management assets and liabilities are recorded at fair value.
We have marketable securities, commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements, and we discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. The fair value of the Preferred Units was based predominantly on an income approach model and is also considered Level 3.
Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2012 was $19.33 billion and $18.07 billion, respectively. As of December 31, 2011, the aggregate fair value and carrying amount of our consolidated debt obligations was $12.21 billion and $11.37 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 based on inputs used to derive their fair values:

	Fair Value Measurements at June 30, 2012
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11	$11	$—	$—
Interest rate derivatives	50,543	—	50,543	—
Commodity derivatives:
Condensate — Forward Swaps	3,974	—	3,974	—
Natural Gas:
Basis Swaps IFERC/NYMEX	53,966	53,966	—	—
Swing Swaps IFERC	5,589	1,390	4,199	—
Fixed Swaps/Futures	81,517	63,572	17,945	—
Options — Puts	3,688	—	3,688	—
Forward Physical Contracts	976	—	976	—
NGLs:
Swaps	7,681	—	7,681	—
Options — Puts	1,523	—	1,523	—
Power:
Forwards	42,504	6,196	36,308	—
Options — Puts	135	135	—	—
Total commodity derivatives	201,553	125,259	76,294	—
Total Assets	$252,107	$125,270	$126,837	$—
Liabilities:
Interest rate derivatives	$(233,447)	$—	$(233,447)	$—
Preferred Units	(319,860)	—	—	(319,860)
Embedded derivatives in the Regency Preferred Units	(30,644)	—	—	(30,644)
Natural Gas:
Basis Swaps IFERC/NYMEX	(73,804)	(73,804)	—	—
Swing Swaps IFERC	(7,504)	(2,668)	(4,836)	—
Fixed Swaps/Futures	(81,314)	(61,002)	(20,312)	—
Options — Calls	(1)	—	(1)	—
Options — Puts	(55)	—	(55)	—
Forward Physical Contracts	(386)	—	(386)	—
Power:
Forwards	(41,444)	(776)	(40,668)	—
Total commodity derivatives	(204,508)	(138,250)	(66,258)	—
Total Liabilities	$(788,459)	$(138,250)	$(299,705)	$(350,504)

	Fair Value Measurements at December 31, 2011
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,229	$1,229	$—	$—
Interest rate derivatives	36,301	—	36,301	—
Commodity derivatives:
Condensate — Forward Swaps	538	—	538	—
Natural Gas:
Basis Swaps IFERC/NYMEX	62,924	62,924	—	—
Swing Swaps IFERC	15,002	1,687	13,315	—
Fixed Swaps/Futures	218,479	214,572	3,907	—
Options — Puts	6,435	—	6,435	—
Forward Physical Contracts	699	—	699	—
NGLs:
Swaps	94	—	94	—
Options — Puts	309	—	309	—
Propane — Forwards/Swaps	9	—	9	—
Total commodity derivatives	304,489	279,183	25,306	—
Total Assets	$342,019	$280,412	$61,607	$—
Liabilities:
Interest rate derivatives	$(117,490)	$—	$(117,490)	$—
Preferred Units	(322,910)	—	—	(322,910)
Embedded derivatives in the Regency Preferred Units	(39,049)	—	—	(39,049)
Commodity derivatives:
Condensate — Forward Swaps	(1,567)	—	(1,567)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(82,290)	(82,290)	—	—
Swing Swaps IFERC	(16,074)	(3,061)	(13,013)	—
Fixed Swaps/Futures	(148,111)	(148,111)	—	—
Options — Calls	(12)	—	(12)	—
Forward Physical Contracts	(712)	—	(712)	—
NGLs — Swaps	(8,561)	—	(8,561)	—
Propane — Forwards/Swaps	(4,131)	—	(4,131)	—
Total commodity derivatives	(261,458)	(233,462)	(27,996)	—
Total Liabilities	$(740,907)	$(233,462)	$(145,486)	$(361,959)
The following table presents the material unobservable inputs used to estimate the fair value of the Preferred Units and the embedded derivatives in Regency's Preferred Units:

	Unobservable Input	June 30, 2012
Preferred Units	Assumed Yield	7.23%
Embedded derivatives in the Regency Preferred Units	Credit Spread	6.83%
	Volatility	18.02%

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
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2012. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2012 or 2011.

Balance, December 31, 2011	$(361,959)
Net unrealized gain included in other income (expense)	11,455
Balance, June 30, 2012	$(350,504)

9.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$53,366	$66,080	$219,282	$154,446
Weighted average Limited Partner units	279,955,578	222,972,708	253,343,028	222,963,741
Basic net income per Limited Partner unit	$0.19	$0.30	$0.87	$0.69
Diluted Net Income per Limited Partner Unit:
Limited Partners’ interest in net income	$53,366	$66,080	$219,282	$154,446
Dilutive effect of equity-based compensation of subsidiaries	(107)	(132)	(1,249)	(402)
Diluted net income available to Limited Partners	$53,259	$65,948	$218,033	$154,044
Weighted average Limited Partner units	279,955,578	222,972,708	253,343,028	222,963,741
Diluted net income per Limited Partner unit	$0.19	$0.30	$0.86	$0.69
The calculation above for the three and six months ended June 30, 2012 for diluted net income per limited partner unit excludes the impact of any ETE Common Units that would be issued upon conversion of the Preferred Units, because inclusion would have been antidilutive. The Preferred Units have a liquidation preference of $300 million and are subject to mandatory conversion as discussed in Note 11.

10.	DEBT OBLIGATIONS:
Our debt obligations consisted of the following:

	June 30, 2012	December 31, 2011
Parent Company Indebtedness:
ETE Senior Notes, due October 15, 2020	$1,800,000	$1,800,000
ETE Senior Secured Term Loan, due March 26, 2017	2,000,000	—
ETE Senior Secured Revolving Credit Facility	10,000	71,500
Subsidiary Indebtedness:
ETP Senior Notes (aggregated)	7,800,000	6,550,000
Transwestern Senior Unsecured Notes (aggregated)	870,000	870,000
HOLP Senior Secured Notes (aggregated)	—	71,314
Regency Senior Notes (aggregated)	1,262,500	1,350,000
Southern Union Senior Notes:
7.6% Senior Notes due February 1, 2024	359,765	—
8.25% Senior Notes due November 14, 2029	300,000	—
7.24% to 9.44% First Mortgage Bonds due February 15, 2020 to December 15, 2027	19,500	—
7.2% Junior Subordinated Notes due November 1, 2066	600,000	—
Notes Payable	7,465	—
Panhandle:
6.05% Senior Notes due August 15, 2013	250,000	—
6.2% Senior Notes due November 1, 2017	300,000	—
7.0% Senior Notes due June 15, 2018	400,000	—
8.125% Senior Notes due June 1, 2019	150,000	—
7.0% Senior Notes due July 15, 2029	66,305	—
Term Loan due February 23, 2015	455,000	—
Revolving Credit Facilities:
ETP Revolving Credit Facility	493,449	314,438
Regency Revolving Credit Facility	515,000	332,000
Southern Union Revolving Credit Facility	235,000	—
Other Long-Term Debt	22,022	10,434
Unamortized discounts, net	(55,963)	(10,309)
Fair value adjustments related to interest rate swaps	213,342	11,647
	18,073,385	11,371,024
Current maturities	(113,921)	(424,160)
	$17,959,464	$10,946,864
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $157.4 million in net unamortized premiums and fair value adjustments related to interest rate swaps:

2012 (remainder)	$111,410
2013	604,951
2014	900,045
2015	765,308
2016	1,476,516
Thereafter	14,057,776
Total	$17,916,006
ETE Senior Secured Term Loan
We used the net proceeds from our Senior Secured Term Loan, along with proceeds received from ETP in the Citrus Merger, to fund the cash portion of the Southern Union Merger and pay related fees and expenses, including existing borrowings under our revolving credit facility and for general partnership purposes.

Borrowings bear interest at either the Eurodollar rate plus an applicable margin or the alternative base rate plus an applicable margin. The alternative base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate, a federal funds effective rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%. The applicable margins are 3.0% for Eurodollar loans and from 2.0% for base rate loans. The effective interest rate on the amount outstanding as of June 30, 2012 was 3.75%.
Southern Union Junior Subordinated Notes
Southern Union has interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on $525.0 million of the $600.0 million Junior Subordinated Notes due 2066. The interest rate on the remaining notes is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the Junior Subordinated Notes was $75.0 million at an effective interest rate of 3.48% at June 30, 2012.
Panhandle Term Loans
In February 2012, Southern Union refinanced LNG Holdings' $455.0 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL's senior unsecured debt. The effective interest rate of PEPL's term loan was 1.87% at June 30, 2012.
Bridge Term Loan Facility
Upon obtaining permanent financing for the Southern Union Merger in March 2012, we terminated the 364-day Bridge Term Loan Facility. For the six months ended June 30, 2012, bridge loan related fees reflects the recognition of $62.2 million of commitment fees upon termination of the facility.
ETP Senior Notes
In January 2012 ETP completed a public offering of $1.00 billion aggregate principal amount of 5.20% Senior Notes due February 1, 2022 and $1.00 billion aggregate principal amount of 6.50% Senior Notes due February 1, 2042 and used the net proceeds of $1.98 billion from the offering to fund the cash portion of the purchase price of the Citrus Merger and for general partnership purposes. ETP may redeem some or all of the notes at any time and from time to time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually.
In January 2012 ETP announced a tender offer for approximately $750.0 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer. The senior notes described below were repurchased under the offers for a total cost of $885.9 million and a loss on extinguishment of debt of $115.0 million was recorded during the six months ended June 30, 2012.
In the Any and All Offer ETP offered to purchase any and all of its 5.65% Senior Notes due August 1, 2012, at a fixed price. Pursuant to the Any and All Offer, ETP purchased $292 million aggregate principal amount of its 5.65% Senior Notes due August 1, 2012.
In the Maximum Tender Offer ETP offered to purchase certain series of outstanding ETP Senior Notes at a fixed spread over the index rate. Pursuant to the Maximum Tender Offer, on February 7, 2012, ETP purchased $200 million aggregate principal amount of its 9.7% Senior Notes due March 15, 2019, $200 million aggregate principal amount of its 9.0% Senior Notes due April 15, 2019 and $58.1 million aggregate principal amount of its 8.5% Senior Notes due April 15, 2014.
Regency Senior Notes
In May 2012, Regency exercised its option to redeem 35%, or $87.5 million, of its outstanding senior notes due 2016 at a price of 109.375%.
Revolving Credit Facilities
Parent Company Credit Facility
As of June 30, 2012, we had $10.0 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $190.0 million. The weighted average interest rate on the total amount outstanding as of June 30, 2012 was 3.74%.

ETP Credit Facility
As of June 30, 2012, ETP had a balance of $493.4 million outstanding under the ETP Credit Facility, and the amount available for future borrowings was $1.98 billion after taking into account letters of credit of $30.3 million. The weighted average interest rate on the total amount outstanding as of June 30, 2012 was 1.74%.
Regency Credit Facility
As of June 30, 2012, there was a balance outstanding under the Regency Credit Facility of $515.0 million in revolving credit loans and approximately $9.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of June 30, 2012, which is reduced by any letters of credit, was approximately $376.0 million. The weighted average interest rate on the total amount outstanding as of June 30, 2012 was 2.88%.
Southern Union Credit Facilities
The Southern Union Credit Facility provides for a $700 million revolving credit facility which matures on May 20, 2016. Borrowings on the Southern Union Credit Facility are available for working capital, other general company purposes and letter of credit requirements. The interest rate and commitment fee under the Southern Union Credit Facility are calculated using a pricing grid, which is based on the credit ratings for Southern Union's senior unsecured notes. The annualized interest rate for the Southern Union Credit Facility was 1.87% as of June 30, 2012.
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

Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2012.

11.	REDEEMABLE PREFERRED UNITS:
ETE Preferred Units
The Parent Company has outstanding 3,000,000 Series A Convertible Preferred Units to an affiliate of GE Energy Financial Services, Inc. having an aggregate liquidation preference of $300.0 million. These units are reflected as a non-current liability in our consolidated balance sheets. The Preferred Units are measured at fair value on a recurring basis. Changes in the estimated fair value of the ETE Preferred Units are recorded in other income (expense) on the consolidated statements of operations.
Regency Preferred Units
Regency had 4,371,586 Regency Preferred Units outstanding at June 30, 2012, which were convertible into 4,645,229 Regency Common Units. If outstanding on September 2, 2029, the Regency Preferred Units are mandatorily redeemable for $80.0 million plus all accrued but unpaid distributions thereon. Holders of the Regency Preferred Units receive fixed quarterly cash distributions of $0.445 per unit. Holders can elect to convert Regency Preferred Units to Regency Common Units at any time in accordance with Regency’s Partnership Agreement.

12.	EQUITY:
ETE Common Units Issued
The change in ETE Common Units during the six months ended June 30, 2012 was as follows:

Number of Units
Outstanding at December 31, 2011	222,972,708
Issuance of restricted units under equity incentive plan	740
Issuance of common units in connection with Southern Union Merger (See Note 3)	56,982,160
Outstanding at June 30, 2012	279,955,608
Sales of Common Units by Subsidiaries
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from the issuance or redemption of units by ETP or Regency (excluding transactions with the Parent Company) as capital transactions.
As a result of ETP’s and Regency’s issuances of common units during the six months ended June 30, 2012, we recognized decreases in partners’ capital of $13.9 million.
Sales of Common Units by ETP
On July 3, 2012, ETP issued 15,525,000 ETP Common Units representing limited partner interests at $44.57 per ETP Common Unit in a public offering. Proceeds, net of commissions, of approximately $671.1 million from the offering were used to repay amounts outstanding under the ETP Credit Facility, to fund capital expenditures related to pipeline construction projects and for general partnership purposes.
During the six months ended June 30, 2012, ETP received proceeds from units issued pursuant to an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC of $76.7 million, net of commissions, which were used for general partnership purposes. No ETP Common Units remain available to be issued under the ETP Equity Distribution Agreement as of June 30, 2012.
For the six months ended June 30, 2012, distributions of approximately $16.8 million were reinvested under its DRIP resulting in the issuance of 379,258 ETP Common Units. As of June 30, 2012, a total of 5,017,063 ETP Common Units remain available to be issued under this registration statement.

ETP issued approximately 2.25 million ETP Common Units to Southern Union as a portion of consideration in the Citrus Merger. See Note 3 for additional discussion.
Sale of Common Units by Regency
In March 2012, Regency issued 12,650,000 Regency Common Units through a public offering. The net proceeds of approximately $296.8 million were used to repay borrowings outstanding under the Regency Credit Facility and were used to redeem 35% in aggregate principal amount of its outstanding Senior Notes due 2016 and pay related premium expenses and interest.
On June 19, 2012, Regency entered into an Equity Distribution Agreement with Citi under which Regency may offer and sell Regency Common Units, having an aggregate offering price of up to $200 million from time to time through Citi, as sales agent for Regency. Sales of these units, if any, made under the Regency Equity Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by Regency and Citi. Under the terms of this agreement, Regency may also sell Regency Common Units to Citi as principal for its own account at a price agreed upon at the time of sale. Any sale of Regency Common Units to Citi as principal would be pursuant to the terms of a separate agreement between the Partnership and Citi. Regency intends to use the net proceeds from the sale of these units for general partnership purposes. As of June 30, 2012, Regency has not issued any Regency Common Units pursuant to this agreement.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2011	February 7, 2012	February 17, 2012	$0.625
March 31, 2012	May 4, 2012	May 18, 2012	0.625
June 30, 2012	August 6, 2012	August 17, 2012	0.625
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2011	February 7, 2012	February 14, 2012	$0.89375
March 31, 2012	May 4, 2012	May 15, 2012	0.89375
June 30, 2012	August 6, 2012	August 14, 2012	0.89375

Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2011	February 6, 2012	February 13, 2012	$0.46
March 31, 2012	May 7, 2012	May 14, 2012	0.46
June 30, 2012	August 6, 2012	August 14, 2012	0.46

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2012	December 31, 2011
Net gains on commodity related hedges	$15,030	$1,696
Unrealized gains on available-for-sale securities	—	114
Equity investments, net	(22,208)	—
Subtotal	(7,178)	1,810
Amounts attributable to noncontrolling interest	8,487	(1,132)
Total AOCI included in partners’ capital, net of tax	$1,309	$678

13.	UNIT-BASED COMPENSATION PLANS:
We, ETP, and Regency have equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase common units, restricted units, phantom units, DERs, common unit appreciation rights, and other unit-based awards.
ETE Long-Term Incentive Plan
During the six months ended June 30, 2012, no awards were granted to ETE employees. As of June 30, 2012 a total of 76,172 unit awards remain unvested, including the new awards granted to ETE directors during the period. We expect to recognize a total of $0.9 million in compensation expense over a weighted average period of 1.7 years related to unvested awards.
ETP Unit-Based Compensation Plans
During the six months ended June 30, 2012, ETP employees were granted a total of 62,917 unvested awards with five-year service vesting requirements, and directors were granted a total of 4,400 unvested awards with three-year service vesting requirements. The weighted average grant-date fair value of these awards was 46.99 per unit. As of June 30, 2012 a total of 2,369,652 unit awards remain unvested, including the new awards granted during the period. ETP expects to recognize a total of $61.8 million in compensation expense over a weighted average period of 1.7 years related to unvested awards.
Regency Unit-Based Compensation Plans
Common Unit Options
There was no Regency Common Unit Option activity for the six months ended June 30, 2012. The aggregate intrinsic value and weighted average contractual term in years as of June 30, 2012 for the outstanding and exercisable common unit options was $0.3 million and 3.9 years, respectively. During the six months ended June 30, 2011, Regency received $0.7 million in proceeds from the exercise of unit options.
Phantom Units
During the six months ended June 30, 2012, Regency employees and directors were granted 7,250 Regency phantom units with three-year service vesting requirements. As of June 30, 2012, a total of 991,206 Regency Phantom Units remain unvested, with a weighted average grant date fair value of $24.59. Regency expects to recognize a total of $17.8 million in compensation expense over a weighted average period of 3.8 years related to Regency’s unvested phantom units.

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

The assumed health care cost trend rates used to measure the expected cost of benefits covered by Southern Union's other postretirement benefit plans as of the acquisition date (March 26, 2012) are shown in the table below:

Health care cost trend rate assumed for next year	9.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.85%
Year that the rate reaches the ultimate trend rate	2020

Defined Contribution Plan
Employees of Southern Union and its subsidiaries participate in a company-sponsored defined contribution savings plan that is substantially similar to the 401(k) savings plan that covers the employees of ETE, ETP and Regency.

15.	INCOME TAXES:
The components of the federal and state income tax expense of our taxable subsidiaries are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current expense (benefit):
Federal	$(41)	$561	$(60)	$5,663
State	4,153	5,439	7,889	9,435
Total	4,112	6,000	7,829	15,098
Deferred expense (benefit):
Federal	6,347	(747)	(2,218)	(559)
State	(284)	(29)	6,143	588
Total	6,063	(776)	3,925	29
Total income tax expense	$10,175	$5,224	$11,754	$15,127

Our effective tax rate has historically differed from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The acquisition of Southern Union on March 26, 2012 increased our overall effective rate, because Southern Union is subject to federal and state income taxes.
In connection with the Southern Union Merger, we recorded a net deferred tax liability of approximately $1.70 billion, which was primarily related to property, plant and equipment. Southern Union has deferred tax net operating loss carry forwards of approximately $67.0 million as of June 30, 2012, of which $17.0 million and $50.0 million expire in 2030 and 2031, respectively. Southern Union currently anticipates a federal net operating loss of approximately $150 million for 2012.
As of June 30, 2012, Southern Union has unrecognized tax benefits for capitalization policies and state filing positions of $2.3 million and $17.1 million, respectively, which relate to tax positions taken by Southern Union or its subsidiaries prior to our acquisition on March 26, 2012.

16.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Regulatory Matters
Southern Union and its Subsidiaries
Sea Robin Pipeline, a subsidiary of Southern Union, is recovering Hurricane Ike-related costs not otherwise recovered from insurance proceeds or from other third parties, as well as applicable carrying charges, through a rate surcharge approved by the FERC. As of June 30, 2012, our consolidated balance sheet reflects approximately $40.8 million of costs to be recovered by Sea Robin Pipeline in future periods via the surcharge.
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
Contingent Residual Support Agreement — AmeriGas
AmeriGas Finance LLC, a wholly owned subsidiary of AmeriGas, issued $550.0 million in aggregate principal amount of 6.75% senior notes due 2020 and $1.00 billion in aggregate principal amount of 7.00% senior notes due 2022. AmeriGas borrowed $1.50 billion of the proceeds of the Senior Notes issuance from Finance Company through an intercompany borrowing having maturity dates and repayment terms that mirror those of the Senior Notes.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2029. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $11.7 million and $7.8 million for the three months ended June 30, 2012 and 2011, respectively, and $18.5 million and $13.2 million for the six months ended June 30, 2012 and 2011, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2012 (remainder)	$18,595
2013	38,341
2014	33,295
2015	31,683
2016	30,820
Thereafter	216,143
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
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of June 30, 2012 and December 31, 2011, accruals of approximately $10.1 million and $18.2 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty, and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts prior to the resolution of a particular contingency based on changes in facts and circumstances or in the expected outcome.
No amounts have been recorded in our June 30, 2012 or December 31, 2011 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein. Following is a discussion or our legal proceedings:
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
Attorney General of the Commonwealth of Massachusetts v New England Gas Company. On July 7, 2011, the Massachusetts Attorney General filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries. The Attorney General is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities. In the complaint, the Attorney General requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including: (i) the prudence of any and all legal fees, totaling $18.5 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, Southern Union’s Vice Chairman, President and COO, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the Attorney General contends only would qualify for a lesser, 50%, level of recovery. Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel. The Attorney General’s motion to be reimbursed for expert and consultant costs by Southern Union of up to $150,000 was granted. The hearing officer has stayed discovery until resolution of a separate matter concerning the applicability of attorney-client privilege to legal billing invoices. Southern Union believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Southern Union will continue to assess its potential exposure for such cost recoveries as the matter progresses.
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
FGT Pipeline Relocation Costs. The FDOT/FTE has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of FGT's mainline pipelines located in FDOT/FTE rights-of-way. Several FDOT/FTE projects are the subject of litigation in Broward County, Florida. On January 27, 2011, a jury awarded FGT $82.7 million and rejected all damage claims by the FDOT/FTE. On May 2, 2011, the judge issued an order entitling FGT to an easement of 15 feet on either side of its pipelines and 75 feet of temporary work space. The judge further ruled that FGT is entitled to approximately $8 million in interest. In addition to ruling on other aspects of the easement, he ruled that pavement could not be placed directly over FGT's pipeline without the consent of FGT although FGT would be required to relocate the pipeline if it did not provide such consent. While FGT would seek reimbursement of any costs associated with relocation of its pipeline in connection with an FDOT project, FGT may not be successful in obtaining such reimbursement and, as such, could be required to bear the cost of such relocation. In any such instance, FGT would seek recovery of the reimbursement costs in rates. The judge also denied all other pending post-trial motions. The FDOT/FTE filed a notice of appeal on July 12, 2011.

Briefing to the Florida Fourth District Court of Appeals is complete. The Florida Fourth District Court of Appeals granted a request by the FDOT to expedite the appeal. Oral argument was held March 7, 2012. Amounts ultimately received would primarily reduce FGT's property, plant and equipment costs.

Litigation Relating to the Southern Union Merger

On June 21, 2011, a putative class action lawsuit captioned Jaroslawicz v. Southern Union Company, et al., Cause No. 2011-37091, was filed in the 333rd Judicial District Court of Harris County, Texas. Also on June 21, 2011, another putative class action lawsuit captioned Magda v. Southern Union Company, et al., Cause No. 2011-37134, was filed in the 11th Judicial District Court of Harris County, Texas. The petitions named as defendants the members of the Southern Union Board of Directors ("Southern Union Board"), as well as Southern Union and ETE. The petitions, which were also amended on June 28, 2011 and August 19, 2011, alleged that the Southern Union Board breached their fiduciary duties to Southern Union's stockholders in connection with the merger transaction with ETE and that Southern Union and ETE aided and abetted those alleged breaches. The petitions further alleged that the Southern Union Merger involved an unfair price and an inadequate sales process, that Southern Union's directors entered into the transaction to benefit themselves personally, including though consulting and noncompete agreements and that defendants have failed to disclose all material information related to the Southern Union Merger to Southern Union stockholders. The petition sought injunctive relief, including an injunction of the Southern Union Merger, and an award of attorneys' and other fees and costs, in addition to other relief. The two Texas cases have been consolidated with the following style: In re: Southern Union Company; Cause No. 2011-37091, in the 333rd Judicial District Court of Harris County, Texas. On October 21, 2011, the court denied ETE's October 13, 2011, motion to stay the Texas proceeding in favor of cases pending in the Delaware Court of Chancery (described below).

On June 27, 2011, a putative class action lawsuit captioned Southeastern Pennsylvania Transportation Authority, et al. v. Southern Union Company, et al., C.A. No. 6615-CS, was filed in the Delaware Court of Chancery. Additionally, on June 29 and 30, 2011, putative class action lawsuits captioned KBC Asset Management NV v. Southern Union Company, et al., C.A. No. 6622-CS, and LBBW Asset Management Investment GmbH v. Southern Union Company, et al., C.A. No. 6627-CS, respectively were filed in the Delaware Court of Chancery. Also, on July 6, 2011, a putative class action lawsuit captioned Memo v. Southern Union Company, et al., C.A. No. 6639-CS, was filed in the Delaware Court of Chancery. Each complaint named as defendants the members of the Southern Union Board, Southern Union, and ETE. The plaintiffs alleged that the Southern Union directors breached their fiduciary duties to Southern Union's stockholders in connection with the merger transaction with ETE and further claimed that ETE aided and abetted those alleged breaches. The complaints further alleged that the Southern Union Merger involves an unfair price and an inadequate sales process, that Southern Union's directors entered into the transactions to benefit themselves personally, including through consulting and noncompete agreements, and that the Southern Union Board should deem a competing proposal made by The Williams Companies, Inc. ("Williams") to be superior. The complaints sought compensatory damages, injunctive relief, including an injunction of the Southern Union Merger, and an award of attorneys' and other fees and costs, in addition to other relief.

On August 25, 2011, a consolidated amended complaint was filed in the Southeastern Pennsylvania Transportation Authority, KBC Asset Management NV, and LBBW Asset Management Investment GmbH actions pending in the Delaware Court of Chancery naming the same defendants as the original complaints in those actions and alleging that the Southern Union directors breached their fiduciary duties to Southern Union's stockholders in connection with the merger transactions with ETE, that ETE aided and abetted those alleged breaches of fiduciary duty, and that the provisions in Section 5.4 of the Second Amended Merger Agreement relating to Southern Union's ability to accept a superior proposal is invalid under Delaware law. The amended complaint alleges that the Southern Union Merger involves an unfair price and an inadequate sales process, that Southern Union's directors entered into the Merger to benefit themselves personally, including through consulting and noncompete agreements, and that the defendants have failed to disclose all material information related to the Merger to Southern Union stockholders. The consolidated amended complaint sought injunctive relief, including an injunction of the Southern Union Merger and an award of attorneys' and other fees and costs, in addition to other relief.

The four Delaware Court of Chancery cases have been consolidated with the following style: In re Southern Union Co. Shareholder Litigation, C.A. No. 6615-CS, in the Delaware Court of Chancery.

On November 9, 2011, the attorneys for the plaintiffs in the aforementioned Texas and Delaware actions stated that they did not intend to pursue their efforts to enjoin the Southern Union Merger. Plaintiffs have indicated that they intend to pursue a claim for damages. A trial has not yet been scheduled in any of these matters. Discovery for the damages claim is in its preliminary stages.

On July 25, 2012, the plaintiffs in the Delaware action filed a notice with the Delaware Court of Chancery to voluntarily dismiss all claims without prejudice. In the notice, the plaintiffs stated their claims were being dismissed to avoid duplicative litigation and indicated their intent to join the Texas case before the District Court of Harris County, Texas, 333rd Judicial District.

ETE has not recorded an accrued liability, believes the allegations of all the foregoing actions related to the Southern Union Merger lack merit, and intends to contest them vigorously.
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

	June 30, 2012	December 31, 2011
Current	$4,205	$3,861
Non-current	35,121	9,990
Total environmental liabilities	$39,326	$13,851

17.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
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
ETP
ETP injects and holds natural gas in its Bammel storage facility to take advantage of contango markets (i.e., when the price of natural gas is higher in the future than the current spot price). ETP uses financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, ETP will lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract to lock in the sale price. If ETP designates the related financial contract as a fair value hedge for accounting purposes, ETP will value the hedged natural gas inventory at current spot market prices along with the financial derivative it uses to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from ETP’s derivative instruments using mark-to-market accounting, with changes in the fair value of its derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, ETP will record unrealized gains or lower unrealized losses. If the spread widens, ETP will record unrealized losses or lower unrealized gains. Typically, as ETP enters the winter months, the spread converges so that it recognizes in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdrawal of natural gas.
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
Prior to the deconsolidation of the Propane Business, ETP also used propane futures contracts to fix the purchase price related to certain fixed price sales contracts and to secure the purchase price of its propane inventory for a percentage of the anticipated sales by its cylinder exchange business.

The following table details ETP’s outstanding commodity-related derivatives:

	June 30, 2012		December 31, 2011
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX (1)	7,650,000	2012-2013	(151,260,000)	2012-2013
Power (Thousand Megawatt):
Forwards	4,800	2012-2013	—	—
Options — Puts	36,800	2012	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(55,272,500)	2012-2013	(61,420,000)	2012-2013
Swing Swaps IFERC	(19,825,000)	2012-2013	92,370,000	2012-2013
Fixed Swaps/Futures	1,062,500	2012-2014	797,500	2012
Forward Physical Contracts	(20,481,365)	2012	(10,672,028)	2012
Options — Puts	500,000	2012	—	—
Propane (Gallons):
Forwards/Swaps	—	—	38,766,000	2012-2013
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(25,707,500)	2012-2013	(28,752,500)	2012
Fixed Swaps/Futures	(51,790,000)	2012-2013	(45,822,500)	2012
Hedged Item — Inventory	51,790,000	2012-2013	45,822,500	2012
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(12,850,000)	2012-2013	—	—
Fixed Swaps/Futures	(31,100,000)	2012-2013	—	—
Options — Puts	1,800,000	2012	3,600,000	2012
Options — Calls	(1,800,000)	2012	(3,600,000)	2012

(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

We expect gains of $9.7 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

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
The following table details Regency’s outstanding commodity-related derivatives:

	June 30, 2012		December 31, 2011
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	5,297,000	2012-2014	—	—
Propane (Gallons):
Forwards/Swaps	7,770,000	2012-2013	—	—
Natural Gas Liquids (Barrels):
Forwards/Swaps	277,000	2012-2013	—	—
Options — Puts	110,000	2012	110,000	2012
WTI Crude Oil (Barrels):
Forwards/Swaps	344,000	2012-2014	—	—
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	—	—	2,198,000	2012
Propane (Gallons):
Forwards/Swaps	—	—	11,802,000	2012-2013
Natural Gas Liquids (Barrels):
Forwards/Swaps	—	—	533,000	2012-2013
WTI Crude Oil (Barrels):
Forwards/Swaps	—	—	350,000	2012-2014

On January 1, 2012, Regency de-designated all of its swap contracts and has accounted for these contracts using mark-to-market accounting. As of June 30, 2012, Regency had $1.1 million in net hedging losses in AOCI which will be amortized to earnings over the next 1.75 years, of which $0.8 million will be reclassified into earnings over the next 12 months.

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
The following table details Southern Union’s outstanding commodity-related derivatives:

	June 30, 2012
	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	19,750,000	2012-2014
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	15,557,500	2012-2013
Natural Gas Liquids (Barrels):
Fixed Swaps/Futures	2,760,000	2012
We expect net after-tax gains of $17.1 million related to Southern Union’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

Interest Rate Risk
We are exposed to market risk for changes in interest rates. To maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and floating rate debt. We also manage our interest rate exposures by utilizing interest rate swaps to achieve a desired mix of fixed and floating rate debt. We also utilize forward starting interest rate swaps to lock in the rate on a portion of anticipated debt issuances. Southern Union also uses treasury rate locks to manage interest rate risk associated with long term borrowings. The following is a summary of interest rate swaps outstanding as of June 30, 2012 and December 31, 2011, none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	June 30, 2012	December 31, 2011
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$500,000	$—
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	—	350,000
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	—	500,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	400,000	300,000
ETP	July 2014 (2)	Forward starting to pay a fixed rate of 4.26% and receive a floating rate	400,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	—	250,000
Southern Union	November 2016	Pay a fixed rate of 2.913% and receive a floating rate	75,000	N/A
Southern Union	November 2021	Pay a fixed rate of 3.746% and receive a floating rate	450,000	N/A

(1)Floating rates are based on 3-month LIBOR.

(2)	These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
As of June 30, 2012, Southern Union had no outstanding treasury rate locks; however, certain of its treasury rate locks that settled in prior periods are associated with interest payments on outstanding long-term debt. These treasury rate locks are accounted for as cash flow hedges, with the effective portion of their settled value recorded in AOCI and reclassified into interest expense in the same periods during which the related interest payments on long-term debt impact earnings.
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
ETP utilizes master-netting agreements and has maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds its pre-established credit limit with the counterparty. Margin deposits are returned to ETP on the settlement date for non-exchange traded derivatives. ETP exchanges margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. ETP had net deposits with counterparties of $45.3 million and $66.2 million as of June 30, 2012 and December 31, 2011, respectively.

Regency is exposed to credit risk from its derivative counterparties. Regency does not require collateral from these counterparties as it deals primarily with financial institutions when entering into financial derivatives, and enters into master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party.
Certain of Southern Union’s derivative instruments contain provisions that require Southern Union’s debt to be maintained at an investment grade credit rating from each of the major credit rating agencies. If Southern Union’s debt were to fall below investment grade, Southern Union would be in violation of these provisions, and the counterparties to the derivative instruments could potentially require Southern Union to post collateral for certain of the derivative instruments. The aggregate fair value of Southern Union's derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2012 was $10.0 million.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a balance sheet overview of consolidated derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$12,911	$77,197	$(6,698)	$(819)
Commodity derivatives	14,890	4,539	(2,146)	(10,128)
	27,801	81,736	(8,844)	(10,947)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$123,426	$227,337	$(139,666)	$(251,268)
Commodity derivatives	53,548	1,017	(59,220)	(4,844)
Interest rate derivatives	50,543	36,301	(233,447)	(117,490)
Embedded derivatives in Regency Preferred Units	—	—	(30,644)	(39,049)
	227,517	264,655	(462,977)	(412,651)
Total derivatives	$255,318	$346,391	$(471,821)	$(423,598)

The commodity derivatives (margin deposits) are recorded in other current assets on our consolidated balance sheets. The remainder of the non-exchange traded financial derivative instruments are recorded at fair value as price risk management assets or price risk management liabilities and are classified as either current or long-term depending on the anticipated settlement date.
The following tables summarize the amounts recognized with respect to consolidated derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity derivatives	$(17,038)	$3,769	$5,177	$(7,123)
Interest rate derivatives	19,709	—	19,709	—
Total	$2,671	$3,769	$24,886	$(7,123)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$12,152	$(2,148)	$15,587	$12,954
Total		$12,152	$(2,148)	$15,587	$12,954

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(1)	$96	$46	$189
Total		$(1)	$96	$46	$189

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$31,671	$15,874	$18,833	$22,291
Total		$31,671	$15,874	$18,833	$22,291

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Commodity derivatives — Trading	Cost of products sold	$(709)	$—	$(11,295)	$—
Commodity derivatives — Non-Trading	Cost of products sold	12,575	(11,427)	12,112	(4,989)
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	(44,668)	1,883	(17,178)	3,403
Embedded derivatives	Other income	7,909	2,950	8,405	5,525
Total		$(24,893)	$(6,594)	$(7,956)	$3,939

18.	RELATED PARTY TRANSACTIONS:
The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. For the three and six months ended June 30, 2012, the Parent Company received $4.3 million and $8.6 million in service fees, respectively, from Regency related to these services and $4.2 million and $8.1 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, the Parent Company paid $4.5 million and $8.9 million in service fees, respectively, to ETP related to these services and other services for ETE's benefit and $3.5 million and $8.4 million for the three and six months ended June 30, 2011, respectively. The service fees received from Regency for the three and six months ended June 30, 2012 reflect the reimbursement of various general and administrative services of $1.8 million and $3.6 million, respectively, for expenses incurred by ETP on behalf of Regency and $0.8 million and $3.1 million for the three and six months ended June 30, 2011, respectively.

Under a master services agreement with HPC, Regency operates HPC, providing all employees and services for its operation and management. The related party general administrative expenses reimbursed to Regency were $5.1 million and $9.3 million for the three and six months ended June 30, 2012 and $4.2 million and $8.4 million for the three and six months ended June 30, 2011, respectively.

19.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	June 30, 2012	December 31, 2011
Deposits paid to vendors	$87,663	$66,231
Prepaid expenses and other	85,092	115,673
Total other current assets	$172,755	$181,904
Other Non-Current Assets, net
Other non-current assets, net consisted of the following:

	June 30, 2012	December 31, 2011
Unamortized financing costs (3 to 30 years)	$153,110	$132,375
Regulatory assets	220,180	88,993
Other	103,004	27,542
Total other non-current assets, net	$476,294	$248,910

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Interest payable	$278,980	$204,182
Customer advances and deposits	38,253	100,525
Accrued capital expenditures	472,409	228,877
Accrued wages and benefits	53,618	80,205
Taxes payable other than income taxes	127,937	79,331
Income taxes payable	8,882	14,781
Other	101,254	56,011
Total accrued and other current liabilities	$1,081,333	$763,912

20.	REPORTABLE SEGMENTS:
Our financial statements reflect five reportable segments as follows:

•
Investment in ETP — ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include gathering and transportation pipelines, treating and processing assets, and storage facilities located in Texas. ETP also holds a 70% interest in Lone Star, a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi. Concurrent with the Parent Company's acquisition of Southern Union, ETP acquired a 50% interest in Citrus, which owns FGT (see Note 3).

•
Investment in Regency — Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, Bone Spring, Avalon and Marcellus shales, as well as the Permian Delaware basin and the mid-continent region. Its assets are located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

•
Southern Union Transportation and Storage — We own the Transportation and Storage segment through our wholly-owned subsidiary, Southern Union. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services.  Its operations expand from the Gulf Coast region throughout the Midwest and Great Lakes regions.

•
Southern Union Gathering and Processing — We own the Gathering and Processing segment through our wholly-owned subsidiary, Southern Union. The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are located in West Texas and Southeast New Mexico.

•
Southern Union Distribution — We own the Distribution segment through our wholly-owned subsidiary, Southern Union. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

Each of the respective general partners of ETP and Regency has separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners.
We previously reported net income as a measure of segment performance. We have revised certain reports provided to our chief operating decision maker to assess the performance of our business to reflect Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on proportionate ownership. Based on the change in our segment performance measure, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.
Related party transactions between our reportable segments are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
The following tables present financial information by reportable segment. The amounts reflected as “Corporate and Other” include the Parent Company activity and the goodwill and property and plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment Adjusted EBITDA:
Investment in ETP	$466,350	$388,135	$1,002,412	$859,434
Investment in Regency	115,272	103,456	249,321	195,193
Southern Union Transportation and Storage	115,919	—	82,644	—
Southern Union Gathering and Processing	22,362	—	10,859	—
Southern Union Distribution	23,314	—	13,446	—
Corporate and Other	(15,273)	(12,392)	(50,124)	(16,074)
Total	727,944	479,199	1,308,558	1,038,553
Depreciation and amortization	(221,767)	(148,530)	(382,968)	(287,786)
Interest expense, net of interest capitalized	(281,255)	(181,517)	(494,585)	(349,446)
Bridge loan related fees	—	—	(62,241)	—
Gain on deconsolidation of Propane Business	765	—	1,056,709	—
Gains (losses) on non-hedged interest rate derivatives	(44,668)	1,883	(17,178)	3,403
Non-cash unit-based compensation expense	(11,581)	(11,699)	(23,736)	(23,085)
Unrealized gains (losses) on commodity risk management activities	36,514	1,365	(46,997)	12,747
Losses on disposal of assets	(1,402)	(681)	(2,462)	(2,435)
Losses on extinguishments of debt	(7,821)	—	(122,844)	—
Gain on curtailment of other postretirement benefit plans	—	—	15,332	—
Proportionate share of unconsolidated affiliates' interest, depreciation, amortization, non-cash compensation expense, loss on extinguishment of debt and taxes	(118,232)	(29,300)	(184,092)	(57,421)
Other, net	6,200	1,156	4,082	(13,659)
Income before income tax expense	$84,697	$111,876	$1,047,578	$320,871

	June 30, 2012	December 31, 2011
Total assets:
Investment in ETP	$17,859,419	$15,518,616
Investment in Regency	5,832,562	5,567,856
Southern Union Transportation and Storage	5,755,369	—
Southern Union Gathering and Processing	2,805,884	—
Southern Union Distribution	1,245,794	—
Corporate and Other	424,152	470,086
Adjustments and Eliminations	(809,958)	(659,765)
Total	$33,113,222	$20,896,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Investment in ETP:
Revenues from external customers	$1,228,503	$1,616,748	$2,529,993	$3,292,795
Intersegment revenues	11,811	11,347	16,181	22,877
	1,240,314	1,628,095	2,546,174	3,315,672
Investment in Regency:
Revenues from external customers	309,479	354,816	663,391	670,375
Intersegment revenues	2,497	1,682	6,484	3,375
	311,976	356,498	669,875	673,750
Southern Union Transportation and Storage:
Revenues from external customers	183,765	—	197,241	—
Intersegment revenues	1,451	—	1,451	—
	185,216	—	198,692	—
Southern Union Gathering and Processing:
Revenues from external customers	195,499	—	214,735	—
Intersegment revenues	1,977	—	2,098	—
	197,476	—	216,833	—
Southern Union Distribution:
Revenues from external customers	86,220	—	94,505	—
Intersegment revenues	—	—	—	—
	86,220	—	94,505	—
Corporate and Other:
Revenues from external customers	3,558	—	2,152	—
Intersegment revenues	—	—	—	—
	3,558	—	2,152	—
Adjustments and Eliminations:
Revenues from external customers	(30,710)	3,342	(36,572)	856
Intersegment revenues	(17,736)	(13,029)	(26,214)	(26,252)
Total revenues	$1,976,314	$1,974,906	$3,665,445	$3,964,026

The following tables provide revenues, grouped by similar products and services, for our investments in ETP and Regency. These amounts include intersegment revenues for transactions between ETP, Regency and Southern Union.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intrastate Transportation and Storage	$452,237	$643,653	$899,033	$1,232,331
Interstate Transportation	126,900	104,850	255,176	209,951
Midstream	460,077	513,584	914,176	926,779
NGL Transportation and Services	147,851	93,686	302,119	93,686
Retail Propane and Other Retail Propane Related	12,966	243,973	92,972	801,188
All Other	40,283	28,349	82,698	51,737
Total revenues	1,240,314	1,628,095	2,546,174	3,315,672
Less: Intersegment revenues	11,811	11,347	16,181	22,877
Revenues from external customers	$1,228,503	$1,616,748	$2,529,993	$3,292,795

Investment in Regency

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gathering and Processing	$263,100	$303,203	$570,267	$569,175
Contract Compression	36,237	38,072	73,438	76,508
Contract Treating	7,388	10,842	16,523	19,275
Corporate and Others	5,251	4,381	9,647	8,792
Total revenues	311,976	356,498	669,875	673,750
Less: Intersegment revenues	2,497	1,682	6,484	3,375
Revenues from external customers	$309,479	$354,816	$663,391	$670,375

21.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,729	$18,460
Accounts receivable from related companies	4,084	1,456
Note receivable from affiliate	167,315	—
Other current assets	303	714
Total current assets	174,431	20,630
ADVANCES TO AND INVESTMENTS IN AFFILIATES	6,216,728	2,225,572
INTANGIBLES	20,874	—
GOODWILL	9,006	—
OTHER NON-CURRENT ASSETS, net	61,618	49,906
Total assets	$6,482,657	$2,296,108
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$846	$174
Accounts payable to related companies	2,812	12,334
Interest payable	47,677	34,753
Price risk management liabilities	3,853	—
Accrued and other current liabilities	1,701	953
Current maturities of long-term debt	4,971	—
Total current liabilities	61,860	48,214
LONG-TERM DEBT, less current maturities	3,788,829	1,871,500
SERIES A CONVERTIBLE PREFERRED UNITS	319,860	322,910
OTHER NON-CURRENT LIABILITIES	13,255	—
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
General Partner	71	321
Limited Partners	2,297,473	52,485
Accumulated other comprehensive income	1,309	678
Total partners’ capital	2,298,853	53,484
Total liabilities and partners' capital	$6,482,657	$2,296,108

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(10,368)	$(12,037)	$(41,443)	$(13,879)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(63,687)	(40,587)	(106,274)	(81,526)
Bridge loan related fees	—	—	(62,241)	—
Loss on non-hedged derivatives	(8,700)	—	(9,097)	—
Equity in earnings of affiliates	127,370	120,626	434,057	267,268
Other, net	8,861	(1,653)	4,960	(16,812)
INCOME BEFORE INCOME TAXES	53,476	66,349	219,962	155,051
Income tax expense	(22)	64	42	126
NET INCOME	53,498	66,285	219,920	154,925
GENERAL PARTNER’S INTEREST IN NET INCOME	132	205	638	479
LIMITED PARTNERS’ INTEREST IN NET INCOME	$53,366	$66,080	$219,282	$154,446

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$203,062	$233,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(1,113,377)	—
Contributions to affiliate	(445,000)	—
Note receivable from affiliate	(221,217)	—
Payments received on note receivable from affiliate	55,000	—
Net cash used in investing activities	(1,724,594)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,005,000	20,000
Principal payments on debt	(106,500)	(20,000)
Distributions to partners	(315,196)	(246,016)
Debt issuance costs	(77,503)	—
Net cash provided by (used in) financing activities	1,505,801	(246,016)
DECREASE IN CASH AND CASH EQUIVALENTS	(15,731)	(12,864)
CASH AND CASH EQUIVALENTS, beginning of period	18,460	27,247
CASH AND CASH EQUIVALENTS, end of period	$2,729	$14,383

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
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. At June 30, 2012, our interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Common Units	Limited Partner Ownership (as a % and net of any treasury units)
ETP	1.5%	100%	52,476,059	23%
Regency	1.6%	100%	26,266,791	15%
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

•
Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating, transportation, fractionation and storage of natural gas and NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, and Marcellus shales, as well as the Permian Delaware basin. Its assets are located in Texas,

Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

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

Recent Developments
Following is a brief discussion of our significant recent developments:
Parent Company

•
We completed the acquisition of Southern Union on March 26, 2012 for approximately $3.01 billion in cash and approximately 57.0 million ETE Common Units valued at $2.35 billion at the time of the merger. Concurrently, ETP completed its acquisition of CrossCountry as discussed below.

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

ETP

•
In January 2012, ETP contributed its Propane Business to AmeriGas in exchange for approximately $1.46 billion in cash and approximately 29.6 million AmeriGas Common Units valued at $1.12 billion at the time of the contribution. AmeriGas also assumed approximately $71 million of existing HOLP debt. Consideration received in this transaction was used to fund ETP's tender offer and other purposes, as discussed below. ETP sold its cylinder exchange business in June 2012.

•
In January 2012, ETP issued $2.0 billion principal amount of senior notes, the proceeds from which were used to fund the cash portion of the Citrus Merger described below and for general partnership purposes.

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

•
On July 3, 2012, ETP issued 15,525,000 Common Units representing limited partner interests at $44.57 per Common Unit in a public offering. Net proceeds of approximately $671.1 million from the offering were used to repay amounts outstanding under the ETP Credit Facility, to fund capital expenditures related to pipeline construction projects and for general partnership purposes.

Regency

•
In March 2012, Regency issued 12,650,000 Regency Common Units through a public offering. The net proceeds of approximately $296.8 million were used to repay borrowings outstanding under the Regency Credit Facility and will be used to redeem 35% in aggregate principal amount of its outstanding Senior Notes due 2016 and pay related premium expenses and interest. Regency expects to complete this redemption in May 2012.

Pending Sunoco Merger
On April 30, 2012, ETP announced that it had entered into a definitive merger agreement whereby ETP will acquire Sunoco in exchange for ETP Common Units and cash. Under the terms of the merger agreement, Sunoco shareholders would receive, for each Sunoco common share, either $50.00 in cash, 1.0490 ETP Common Units or a combination of $25.00 in cash and 0.5245 of an ETP Common Unit. The cash and unit elections, however, will be subject to proration to ensure that the total amount of cash paid and the total number of ETP Common Units issued in the merger to Sunoco shareholders as a whole are equal to the total amount of cash and number of ETP Common Units that would have been paid and issued if all Sunoco shareholders received the standard mix of consideration. Upon closing, Sunoco shareholders are expected to own approximately 20% of ETP's outstanding limited partner units. This transaction is expected to close in the third or fourth quarter of 2012, subject to approval of Sunoco's shareholders and customary regulatory approvals.
Sunoco owns the general partner interest of Sunoco Logistics, consisting of a 2% general partner interest, 100% of the IDRs, and 32.4% of the outstanding common units of Sunoco Logistics. Sunoco also generates cash flow from a portfolio of retail outlets for the sale of gasoline and middle distillates in the east coast, midwest and southeast areas of the United States.
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
Pending Holdco Transaction
On June 15, 2012, ETE and ETP entered into a transaction agreement pursuant to which, immediately following and subject to the closing of the Sunoco merger, (i) ETE will contribute its interest in Southern Union into an ETP-controlled entity in exchange for a 60% equity interest in the new entity, to be called Holdco and (ii) ETP will contribute its interest in Sunoco to Holdco and will retain a 40% equity interest in Holdco (the "Holdco Transaction"). Prior to the contribution of Sunoco to Holdco, Sunoco will contribute its interests in Sunoco Logistics to ETP in exchange for 50,706,000 ETP Class F Units representing limited partner interest in ETP ("ETP Class F Units") plus an additional number of ETP Class F Units determined based upon the amount of cash contributed to ETP by Sunoco at the closing of the merger, as calculated in accordance with the merger agreement. The ETP Class F Units will be entitled to 35% of the quarterly cash distributions generated by ETP and its subsidiaries other than Holdco, subject to a maximum cash distribution of $3.75 per ETP Class F Unit per year. Pursuant to a stockholders agreement between ETE and ETP, ETP will control Holdco. Consequently, ETP expects to consolidate Holdco (including Sunoco and Southern Union) in its consolidated financial statements subsequent to consummation of the Holdco Transaction.
Results of Operations
Our financial statements reflect four reportable segments as follows:

•
Investment in ETP — ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Arkansas, Colorado, Louisiana, New Mexico, Utah and West Virginia and owns the largest intrastate pipeline system in Texas. ETP currently has natural gas operations that include gathering and transportation pipelines, treating and processing assets, and storage facilities located in Texas. ETP also holds a 70% interest in Lone Star, a joint venture that owns and operates NGL storage, fractionation and transportation assets in Texas, Louisiana and Mississippi. Concurrent with the Parent Company's acquisition of Southern Union, ETP acquired a 50% interest in Citrus, which owns FGT (see Note 3).

•
Investment in Regency — Regency is a publicly traded partnership engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Haynesville, Eagle Ford, Barnett, Fayetteville, Bone Spring, Avalon and Marcellus shales, as well as the Permian Delaware basin and the mid-continent region. Its assets are located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

•
Southern Union Transportation and Storage — We own the Transportation and Storage segment through our wholly-owned subsidiary, Southern Union. The Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas and also provides LNG terminalling and regasification services.  Its operations expand from the Gulf Coast region throughout the Midwest and Great Lakes regions.

•
Southern Union Gathering and Processing — We own the Gathering and Processing segment through our wholly-owned subsidiary, Southern Union. The Gathering and Processing segment is primarily engaged in connecting wells of natural gas producers to its gathering system, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGL, and redelivering natural gas and NGL to a variety of markets.  Its operations are located in West Texas and Southeast New Mexico.

•
Southern Union Distribution — We own the Distribution segment through our wholly-owned subsidiary, Southern Union. The Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts.

Each of the respective general partners of ETP and Regency has separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners.
We previously reported net income as a measure of segment performance. We have revised certain reports provided to our chief operating decision maker to assess the performance of our business to reflect Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on proportionate ownership. Based on the change in our segment performance measure, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Segment Adjusted EBITDA:
Investment in ETP	$466,350	$388,135	$78,215	$1,002,412	$859,434	$142,978
Investment in Regency	115,272	103,456	11,816	249,321	195,193	54,128
Southern Union Transportation and Storage	115,919	—	115,919	82,644	—	82,644
Southern Union Gathering and Processing	22,362	—	22,362	10,859	—	10,859
Southern Union Distribution	23,314	—	23,314	13,446	—	13,446
Corporate and Other	(15,273)	(12,392)	(2,881)	(50,124)	(16,074)	(34,050)
Total	727,944	479,199	248,745	1,308,558	1,038,553	270,005
Depreciation and amortization	(221,767)	(148,530)	(73,237)	(382,968)	(287,786)	(95,182)
Interest expense, net of interest capitalized	(281,255)	(181,517)	(99,738)	(494,585)	(349,446)	(145,139)
Bridge loan related fees	—	—	—	(62,241)	—	(62,241)
Gain on deconsolidation of Propane Business	765	—	765	1,056,709	—	1,056,709
Gains (losses) on non-hedged interest rate derivatives	(44,668)	1,883	(46,551)	(17,178)	3,403	(20,581)
Non-cash unit-based compensation expense	(11,581)	(11,699)	118	(23,736)	(23,085)	(651)
Unrealized gains (losses) on commodity risk management activities	36,514	1,365	35,149	(46,997)	12,747	(59,744)
Losses on disposal of assets	(1,402)	(681)	(721)	(2,462)	(2,435)	(27)
Losses on extinguishments of debt	(7,821)	—	(7,821)	(122,844)	—	(122,844)
Gain on curtailment of other postretirement benefit plans	—	—	—	15,332	—	15,332
Proportionate share of unconsolidated affiliates' interest, depreciation, amortization, non-cash compensation expense, loss on extinguishment of debt and taxes	(118,232)	(29,300)	(88,932)	(184,092)	(57,421)	(126,671)
Other, net	6,200	1,156	5,044	4,082	(13,659)	17,741
Income before income tax expense	84,697	111,876	(27,179)	1,047,578	320,871	726,707
Income tax expense	(10,175)	(5,224)	(4,951)	(11,754)	(15,127)	3,373
Net income	$74,522	$106,652	$(32,130)	$1,035,824	$305,744	$730,080
See the detailed discussion of Segment Adjusted EBITDA in the Segment Operating Results section below.
Depreciation and Amortization. Depreciation and amortization increased for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to the Southern Union Merger. For the three months ended June 30, 2012, ETE's consolidated financial statements reflected $74.5 million of depreciation and amortization recorded by Southern Union. For the six months ended June 30, 2012, ETE's consolidated financial statements reflected $79.2 million of depreciation and amortization recorded by Southern Union subsequent to the merger on March 26, 2012. Depreciation and amortization also increased due to incremental depreciation from growth projects completed by ETP and Regency. These increases in depreciation and amortization were partially offset by the deconsolidation of ETP's propane business, which had recognized depreciation of $20.6 million and $41.8 million for three and six months ended June 30, 2011, respectively.

Interest Expense. For the three months ended June 30, 2012 compared to the same period in the prior year, interest expense increased primarily due to the following:

•
An increase of $23.1 million for the Parent Company primarily related to the Parent Company's $2.0 billion Senior Secured Term Loan which was used to fund a portion of the cash consideration for the Southern Union Merger;

•
An increase of $17.8 million for ETP primarily due to the issuance of $1.5 billion of senior notes in May 2011 and $2.00 billion of notes in January 2012 to fund acquisitions, the impacts of which were partially offset by a reduction of interest due to ETP's repurchase of $750.0 million of its senior notes in January 2012; and

•	Southern Union's recognition of $57.3 million of interest expense during the period.
For the six months ended June 30, 2012 compared to the same period in the prior year, interest expense increased primarily due to the following:

•
An increase of $24.7 million for the Parent Company primarily related to the Parent Company's $2.0 billion Senior Secured Term Loan which was used to fund a portion of the cash consideration for the Southern Union Merger;

•
An increase of $47.4 million for ETP primarily due to the issuance of $1.5 billion of senior notes in May 2011 and $2 billion of notes in January 2012 to fund acquisitions, the impacts of which were partially offset by a reduction of interest due to ETP's repurchase of $750.0 million of its senior notes in January 2012;

•	An increase of $12.8 million for Regency primarily due to its issuance of $500.0 million of senior notes in May 2011; and

•	Southern Union's recognition of $61.7 million of interest expense during the post-acquisition period.
Gain on Deconsolidation of Propane Business. ETP recognized a gain on deconsolidation related to the contribution of its Propane Business to AmeriGas in January 2012.
Gains (Losses) on Non-Hedged Interest Rate Derivatives. During the three months ended June 30, 2012, forward rates decreased sharply which resulted in unrealized losses on our forward-starting floating-to-fixed swaps. For the six months ended June 30, 2012, the unrealized losses also reflected the offsetting impact of forward rate increases in the first quarter of 2012.
Income Tax Expense. The increase in income tax expense for the three months ended June 30, 2012 is primarily due to our acquisition of Southern Union in March 2012 which has a higher overall effective rate as Southern Union is subject to federal and state income taxes. The decrease in income tax expense for the six months ended June 30, 2012 was primarily due to income tax benefits recorded by Southern Union due to merger-related expenses.
Unrealized (Losses) Gains on Commodity Risk Management Activities. See additional discussion of the unrealized (losses) gains on commodity risk management activities included in the discussion of segment results below.
Losses on Extinguishments of Debt. ETP recognized a loss on extinguishment of debt for the six months ended June 30, 2012 in connection with its tender offers in which ETP repurchased of approximately $750.0 million in aggregate principal amount of senior notes in January 2012.
Proportionate Share of Unconsolidated Affiliates' Interest, Depreciation, Amortization, Non-cash Compensation Expense, Loss on Debt Extinguishment and Taxes. Amounts reflected for 2012 primarily include our proportionate share of such amounts related to AmeriGas, Citrus, FEP, HPC and MEP. The 2011 amounts primarily represented our proportionate share of such amounts and do not include AmeriGas and Citrus.

Supplemental Pro Forma Analysis
The table below presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2012 as if the Southern Union Merger had been completed on January 1, 2012. Actual results for the three months ended June 30, 2012 include Southern Union for the entire period.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$1,976,314	$1,976,314	$3,665,445	$4,299,094
Net income	74,522	84,983	1,035,824	1,173,075
Net income attributable to partners	53,498	63,959	219,920	354,977
Basic net income per Limited Partner unit	$0.19	$0.23	$0.87	$1.26
Diluted net income per Limited Partner unit	$0.19	$0.23	$0.86	$1.26
The pro forma consolidated results of operations include adjustments to:

•	include the results of Southern Union for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;

•	include incremental interest expense related to financing the transactions;

•	adjust for one-time expenses; and

•	adjust for relative changes in ownership resulting from the transactions.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

Segment Operating Results

Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues	$1,240,314	$1,628,095	$(387,781)	$2,546,174	$3,315,672	$(769,498)
Cost of products sold	667,434	1,008,628	(341,194)	1,440,919	2,003,085	(562,166)
Gross margin	572,880	619,467	(46,587)	1,105,255	1,312,587	(207,332)
Unrealized losses (gains) on commodity risk management activities	(14,653)	(562)	(14,091)	70,973	(7,654)	78,627
Operating expenses, excluding non-cash compensation expense	(128,071)	(188,635)	60,564	(255,896)	(376,412)	120,516
Selling, general and administrative, excluding non-cash compensation expense	(45,085)	(44,841)	(244)	(83,064)	(80,896)	(2,168)
Adjusted EBITDA related to unconsolidated affiliates	97,089	13,291	83,798	196,201	22,394	173,807
Adjusted EBITDA attributable to noncontrolling interest	(15,810)	(10,585)	(5,225)	(31,057)	(10,585)	(20,472)
Segment Adjusted EBITDA	$466,350	$388,135	$78,215	$1,002,412	$859,434	$142,978

Gross Margin. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, ETP's gross margin decreased by $98.9 million and $309.4 million, respectively, due to ETP's deconsolidation of its propane business. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, ETP's gross margin also decreased by $10.3 million and $81.6 million, respectively, in ETP's intrastate transportation and storage operations primarily due to the impacts of lower transported volumes and prices on transportation fees and retained fuel revenues. These decreases in ETP's gross margin were partially offset by favorable impacts from the acquisition of Lone Star in May 2011 and the expansion of Tiger pipeline which went into service in August 2011.
Unrealized Losses (Gains) on Commodity Risk Management Activities. Unrealized losses (gains) on commodity risk management activities reflect the net impact from unrealized gains and losses on storage and non-storage derivatives, as well as fair value adjustments on inventory. Unrealized gains increased for the three months ended June 30, 2012 compared to 2011 primarily due to the impacts of fair value accounting in ETP's Intrastate Transportation and Storage operations. Unrealized losses for the six months ended June 30, 2012 are primarily due to the settlement of derivatives related to ETP's stored natural gas. During the six months ended June 30, 2012, ETP settled derivatives for a $96.4 million gain.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, ETP's operating expenses were lower by $73.5 million and $143.1 million, respectively, due to the deconsolidation of ETP's propane business. These decreases were offset by increases in ETP's NGL transportation and services operations due to the acquisition of Lone Star in May 2011 and other NGL-related growth projects.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, lower selling, general and administrative expenses due to the deconsolidation of ETP's propane business were offset by increases in employee-related and other costs, including increases due to the acquisition of Lone Star in May 2011.
Adjusted EBITDA Related to Unconsolidated Affiliates. For the three months ended June 30, 2012 compared to the same period in the prior year, ETP's adjusted EBITDA related to unconsolidated affiliates increased primarily due to its acquisition of a 50% interest in Citrus on March 26, 2012. For the six months ended June 30, 2012 compared to the same period in the prior year, the increase in ETP's adjusted EBITDA related to unconsolidated affiliates also reflects earnings from ETP's investment in AmeriGas, which was acquired in January 2012.
Adjusted EBITDA Attributable to Noncontrolling Interest. These amounts represent the proportionate share of Lone Star's Adjusted
EBITDA attributable to Regency's 30% interest in Lone Star. This amount was excluded from the measure of Segment Adjusted EBITDA. Net income includes the results attributable to Lone Star on a consolidated basis.
Investment in Regency

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues	$311,976	$356,498	$(44,522)	$669,875	$673,750	$(3,875)
Cost of products sold	186,815	259,475	(72,660)	426,468	475,736	(49,268)
Gross margin	125,161	97,023	28,138	243,407	198,014	45,393
Unrealized losses (gains) on commodity risk management activities	(21,862)	(803)	(21,059)	(23,977)	(5,093)	(18,884)
Operating expenses	(38,992)	(33,996)	(4,996)	(79,973)	(67,556)	(12,417)
Selling, general and administrative, excluding non-cash compensation expense	(15,471)	(16,676)	1,205	(29,877)	(34,864)	4,987
Adjusted EBITDA related to unconsolidated affiliates	59,163	55,413	3,750	116,381	99,872	16,509
Other	7,273	2,495	4,778	23,360	4,820	18,540
Segment Adjusted EBITDA	$115,272	$103,456	$11,816	$249,321	$195,193	$54,128

Gross Margin. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, Regency's gross margin increased primarily due to increased volumes in Regency's west Texas and north Louisiana gathering and processing operations.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, Regency's operating expenses increased primarily due to higher pipeline and plant operating expenses primarily related to increased activity in south and west Texas and higher compressor maintenance expense primarily due to increases in lubricants, maintenance, rental and material costs.

Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, Regency's general and administrative expenses decreased primarily due to decreases in employee related costs due to shared services integration and reduction in employee headcount and decreases in office expenses and professional fees.
Adjusted EBITDA Related to Unconsolidated Affiliates. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, Regency's adjusted EBITDA related to its unconsolidated affiliates increased primarily due to the impact from Lone Star, which was formed on May 2, 2011.
Unrealized Losses (Gains) on Commodity Risk Management Activities. For the three and six months ended June 30, 2012 compared to the same periods in the prior year, Regency's gains on commodity risk management activities increased primarily due to mark-to-market adjustments on its non-hedged commodity derivatives.
Other. The six months ended June 30, 2012 reflected Regency's recognition of a $15.6 million one-time producer payment received in March 2012 related to an assignment of certain contracts.
Southern Union Transportation and Storage
The Southern Union Transportation and Storage segment is primarily engaged in the interstate transportation and storage of natural gas in the Midwest and from the Gulf Coast to Florida, and LNG terminalling and regasification services.  The segment’s operations, conducted through Panhandle are regulated as to rates and other matters by FERC. Demand for natural gas transmission services on Panhandle’s pipeline system is seasonal, with the highest throughput and a higher portion of annual total operating revenues and Segment Adjusted EBITDA occurring in the traditional winter heating season, which occurs during the first and fourth calendar quarters.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues	$185,216	$—	$185,216	$198,692	$—	$198,692
Operating expenses, excluding non-cash compensation expense, accretion and gain on curtailment	(63,710)	—	(63,710)	(109,832)	—	(109,832)
Taxes other than on income and revenues	(9,154)	—	(9,154)	(9,791)	—	(9,791)
Adjusted EBITDA related to unconsolidated affiliates	3,567	—	3,567	3,575	—	3,575
Segment Adjusted EBITDA	$115,919	$—	$115,919	$82,644	$—	$82,644
The Southern Union transportation and storage segment was acquired through our acquisition of Southern Union on March 26, 2012; therefore, no comparative amounts are reflected in the prior periods.

Southern Union Gathering and Processing
The Southern Union Gathering and Processing segment is primarily engaged in connecting producing wells of exploration and production (E&P) companies to its gathering system, providing compression and gathering services, treating natural gas to remove impurities to meet pipeline quality specifications, processing natural gas for the removal of NGLs, and redelivering natural gas and NGLs to a variety of markets.  Its operations are conducted through SUGS.  SUGS’ natural gas supply contracts primarily include fee-based, percent-of-proceeds and margin sharing (conditioning fee and wellhead) purchase contracts.  These natural gas supply contracts vary in length from month-to-month to a number of years, with many of the contracts having a term of three to five years.  SUGS’ primary sales customers include E&P companies, power generating companies, electric and gas utilities, energy marketers, industrial end-users located primarily in the Gulf Coast and southwestern United States, and petrochemical companies.  With respect to customer demand for the products and services it provides, SUGS’ business is not generally seasonal in nature; however, SUGS’ operations and the operations of its natural gas producers can be adversely impacted by severe weather.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues	$197,476	$—	$197,476	$216,833	$—	$216,833
Cost of products sold	149,783	—	149,783	163,782	—	163,782
Gross margin	47,693	—	47,693	53,051	—	53,051
Operating expenses, excluding non-cash compensation expense	(23,597)	—	(23,597)	(40,315)	—	(40,315)
Taxes other than on income and revenues	(1,694)	—	(1,694)	(1,827)	—	(1,827)
Adjusted EBITDA related to unconsolidated affiliates	(40)	—	(40)	(50)	—	(50)
Segment Adjusted EBITDA	$22,362	$—	$22,362	$10,859	$—	$10,859
The Southern Union Gathering and Processing segment was acquired through our acquisition of Southern Union on March 26, 2012; therefore, no comparative amounts are reflected in the prior periods.

Southern Union Distribution

The Southern Union Distribution segment is primarily engaged in the local distribution of natural gas in Missouri and Massachusetts through Southern Union's Missouri Gas Energy and New England Gas Company operating divisions, respectively.  The segment’s operations are regulated by the public utility regulatory commissions of the states in which each operates.  The segment’s operations have historically been sensitive to weather and seasonal in nature, with a significant percentage of annual operating revenues (which include pass-through gas purchase costs that are seasonally impacted) and Segment Adjusted EBITDA occurring in the traditional winter heating season during the first and fourth calendar quarters.  Most of Missouri Gas Energy’s revenues are based on a distribution rate structure that eliminates the impact of weather and conservations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues	$86,220	$—	$86,220	$94,505	$—	$94,505
Cost of products sold	29,379	—	29,379	32,757	—	32,757
Gross margin	56,841	—	56,841	61,748	—	61,748
Operating expenses, excluding non-cash compensation expense	(30,034)	—	(30,034)	(44,202)	—	(44,202)
Taxes other than on income and revenues	(3,493)	—	(3,493)	(4,100)	—	(4,100)
Segment Adjusted EBITDA	$23,314	$—	$23,314	$13,446	$—	$13,446
The Southern Union Distribution segment was acquired through our acquisition of Southern Union on March 26, 2012; therefore, no comparative amounts are reflected in the prior periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow have historically derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Regency. Effective with the acquisition of Southern Union, the Parent Company also generates cash flows through Southern Union, our wholly-owned subsidiary. The amount of cash that ETP and Regency distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below. In connection with the Citrus Merger, we have relinquished an aggregate $220.0 million of IDRs to be received from ETP over 16 consecutive quarters, approximately $13.8 million per quarter.
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
ETP currently believes that its business has the following future capital requirements, which do not include amounts for ETP's recently announced merger agreement to acquire Sunoco:

•
growth capital expenditures for its midstream and intrastate transportation and storage operations, primarily for construction of new pipelines and compression facilities, for which ETP expects to spend between $450 million and $500 million for the remainder of 2012;

•
growth capital expenditures for its NGL transportation and services operations of between $700 million and $800 million for the remainder of 2012, for which ETP expects to receive capital contributions from Regency related to their 30% interest in Lone Star of between $200 million and $250 million; and

•
maintenance capital expenditures of between $50 million and $60 million for the remainder of 2012, which include (i) capital expenditures for its intrastate operations for pipeline integrity and for connecting additional wells to its intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for its interstate operations, primarily for pipeline integrity; and (iii) capital expenditures related to NGL transportation and services, which includes amounts ETP expects to be funded by Regency related to its 30% interest in Lone Star.

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

ETP anticipates utilizing its revolving credit facility to fund cash requirements, including the net cash that will be required to complete the Sunoco Acquisition. However, ETP expects to continue to prudently raise debt and equity to fund its growth capital requirements, to maintain sufficient liquidity, and to manage its credit metrics in order to maintain its investment grade credit ratings.
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
Regency expects its growth capital expenditures to be between approximately $775 million and $825 million during 2012, which includes $310 million for its gathering and processing operations, $70 million for its contract compression operations, $40 million for its contract treating operations, between $350 million and $400 million for its joint ventures (which consists of contributions to Lone Star) and $5 million for its corporate and other operations. In addition, Regency expects its maintenance capital expenditures to be approximately $28 million during 2012. Regency's total capital expenditures were $197.9 million and capital contributions to unconsolidated affiliates were $169.8 million for the six months ended June 30, 2012.
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
As of June 30, 2012, Southern Union expects its growth capital expenditures to be between approximately $50 million and $100 million for the remainder of 2012 primarily for its gathering and processing operations. In addition, Southern Union expects its maintenance capital expenditures to be between $100 million and $120 million for the remainder of 2012.
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
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011. Cash provided by operating activities during 2012 was $424.4 million as compared to $698.3 million for 2011. Net income was $1.04 billion and $305.7 million for 2012 and 2011, respectively. The difference between net income and the net cash provided by operating activities primarily consisted of non-cash items totaling $462.4 million and $341.5 million and changes in operating assets and liabilities of $151.9 million and $21.2 million for 2012 and 2011, respectively.
The non-cash activity in 2012 consisted primarily of the gain on deconsolidation of Propane Business of $1.06 billion, the loss on extinguishment of debt of $122.8 million and the bridge loan related fees of $62.2 million which were not reflected in 2011. In addition, depreciation and amortization was $383.0 million and $287.8 million for 2012 and 2011, respectively.
Cash paid for interest, net of interest capitalized, was $415.5 million and $349.3 million for the six months ended June 30, 2012 and 2011, respectively.
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
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011. Cash used in investing activities during 2012 was $2.73 billion as compared to $2.74 billion for 2011. In 2012, we paid cash for acquisitions of $2.98 billion, which primarily consisted of our acquisition of Southern Union for $2.97 billion. In 2011, we paid cash for acquisitions of $1.95 billion, which primarily consisted of ETP's acquisition of Lone Star. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2012 were $1.29 billion, including changes in accruals of $271.1 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2011 of $794.2 million, including changes in accruals of $10.6 million.
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
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011. Cash provided by financing activities during 2012 was $2.40 billion as compared to cash used in financing activities of $2.11 billion for 2011. In 2012, ETP received $93.6 million in net proceeds from offerings of ETP Common Units, including $76.7 million under ETP’s equity distribution program (see Note 12 to our consolidated financial statements), as compared to $770.2 million in 2011. In 2012, Regency also received $296.8 million in net proceeds from its offering of Regency Common Units in March 2012. During 2012, we had a consolidated net increase in our debt level of $2.86 billion as compared to a net increase of $1.78 billion for 2011, primarily due to our issuance of a $2.0 billion Senior Secured Term Loan. We paid distributions of $315.2 million and $246.0 million to our partners in 2012 and in 2011, respectively. In addition, during 2012 and 2011, ETP paid distributions of $319.6 million and $273.4 million, respectively, on limited partner interests other than those held by the Parent Company. During 2012 and 2011, Regency paid distributions of $127.4 million and $103.0 million, respectively, on limited partner interests other than those held by the Parent Company. These distributions are reflected as distributions to noncontrolling interest on our consolidated statements of cash flows.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2012	December 31, 2011
Parent Company Indebtedness:
ETE Senior Notes	$1,800,000	$1,800,000
ETE Senior Secured Term Loan	2,000,000	—
ETE Senior Secured Revolving Credit Facility	10,000	71,500
Subsidiary Indebtedness:
ETP Senior Notes	7,800,000	6,550,000
Regency Senior Notes	1,262,500	1,350,000
Southern Union Senior Notes	1,286,730	—
Panhandle Senior Notes	1,621,305	—
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	—	71,314
ETP Revolving Credit Facility	493,449	314,438
Regency Revolving Credit Facility	515,000	332,000
Southern Union Revolving Credit Facility	235,000	—
Other long-term debt	22,022	10,434
Unamortized discounts, net	(55,963)	(10,309)
Fair value adjustments related to interest rate swaps	213,342	11,647
Total debt	18,073,385	11,371,024
Less: current maturities	(113,921)	(424,160)
Long-term debt, less current maturities	$17,959,464	$10,946,864

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
Borrowings bear interest, at either the Eurodollar rate plus an applicable margin or the alternative base rate plus an applicable margin. The alternative base rate used to calculate interest on base rate loans will be calculated using the greater of a prime rate, a federal funds effective rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%. The applicable margins are 3.0% for Eurodollar loans and from 2.0% for base rate loans. The effective interest rate on the amount outstanding as of June 30, 2012 was 3.75%.
Southern Union Junior Subordinated Notes
Southern Union has interest rate swap agreements that effectively fix the interest rate applicable to the floating rate on $525 million of the $600 million Junior Subordinated Notes due 2066. The interest rate on the remaining notes is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the Junior Subordinated Notes was $75 million at an effective interest rate of 3.48% at June 30, 2012.
Panhandle Term Loans
In February 2012, Southern Union refinanced LNG Holdings' $455 million term loan due March 2012 with an unsecured three-year term loan facility due February 2015, with LNG Holdings as borrower and PEPL and Trunkline LNG as guarantors and a floating interest rate tied to LIBOR plus a margin based on the rating of PEPL's senior unsecured debt. The effective interest rate of PEPL's term loan was 1.87% at June 30, 2012.

Bridge Term Loan Facility
Upon obtaining permanent financing for the Southern Union Merger in March 2012, we terminated the 364-day Bridge Term Loan Facility. For the six months ended June 30, 2012, bridge loan related fees reflects $62.2 million representing amortization of the related commitment fees and write-off of the unamortized portion upon termination of the facility.
ETP Senior Notes
In January 2012, ETP completed a public offering of $1.00 billion aggregate principal amount of 5.20% Senior Notes due February 1, 2022 and $1.00 billion aggregate principal amount of 6.50% Senior Notes due February 1, 2042. ETP used the net proceeds of $1.98 billion from the offering to fund the cash portion of the purchase price of the Citrus Merger and for general partnership purposes. ETP may redeem some or all of the notes at any time and from time to time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually.
In January 2012, ETP completed a cash tender offer for approximately $750.0 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer. The senior notes described below were repurchased under the offers for a total cost of $885.9 million and a loss on extinguishment of $115.0 million was recorded during the six months ended June 30, 2012.
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
Revolving Credit Facilities
Parent Company Credit Facility. As of June 30, 2012, we had $10.0 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $190.0 million. The weighted average interest rate on the total amount outstanding as of June 30, 2012 was 3.74%.
ETP Credit Facility. As of June 30, 2012, ETP had a balance of $493.4 million outstanding under the ETP Credit Facility, and the amount available under the ETP Credit Facility was $1.98 billion, after taking into account letters of credit of $30.3 million. The weighted average interest rate on the total amount outstanding at June 30, 2012 was 1.74%.
Regency Credit Facility. As of June 30, 2012, there was a balance outstanding under the Regency Credit Facility of $515.0 million in revolving credit loans and approximately $9.0 million in letters of credit. The total amount available under the Regency Credit Facility, as of June 30, 2012, which is reduced by any letters of credit, was approximately $376.0 million. The weighted average interest rate on the total amount outstanding as of June 30, 2012 was 2.88%.
Southern Union Credit Facilities. The Southern Union Credit Facility provides for a $700.0 million revolving credit facility which matures on May 20, 2016. Borrowings on the Southern Union Credit Facility are available for working capital, other general company purposes and letter of credit requirements. The interest rate and commitment fee under the Southern Union Credit Facility are calculated using a pricing grid, which is based on the credit ratings for Southern Union's senior unsecured notes. The annualized interest rate for the Southern Union Credit Facility was 1.87% as of June 30, 2012.
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
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2012.
Contingent Residual Support Agreement — AmeriGas
AmeriGas Finance LLC, a wholly owned subsidiary of AmeriGas, issued $550.0 million in aggregate principal amount of 6.75% Senior Notes due 2020 and $1.00 billion in aggregate principal amount of 7.00% Senior Notes due 2022. AmeriGas borrowed $1.50 billion of the proceeds of the Senior Notes issuance from Finance Company through an intercompany borrowing having maturity dates and repayment terms that mirror those of the Senior Notes.
In connection with the Propane Contribution, ETP entered into and delivered a Contingent Residual Support Agreement with AmeriGas, AmeriGas Finance LLC, AmeriGas Finance Corp. and UGI Corp., pursuant to which ETP will provide contingent, residual support of the Supported Debt, as defined in the Contingent Residual Support Agreement.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Long-term debt	$17,916,006	$111,410	$1,504,996	$2,241,824	$14,057,776
Interest on long-term debt (a)	9,522,547	487,383	1,774,952	1,578,427	5,681,785
Payments on derivatives	157,792	12,944	140,554	—	4,294
Purchase commitments (b)	968,849	261,774	252,771	177,623	276,681
Lease obligations	368,877	18,595	71,636	62,503	216,143
Distributions and redemption of preferred units (c)	283,479	15,891	49,097	15,563	202,928
Other	29,698	22,462	1,608	1,080	4,548
Totals (d)	$29,247,248	$930,459	$3,795,614	$4,077,020	$20,444,155

(a)
Interest payments on long-term debt are based on the principal amount of debt obligations as of June 30, 2012. With respect to variable rate debt, the interest payments were estimated using the interest rate as of June 30, 2012. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the June 30, 2012 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(c)	Assumes the Preferred Units are converted to ETE Common Units on May 26, 2014 and assumes the Regency Preferred Units are redeemed for cash on September 2, 2029.

(d)	Excludes net non-current deferred tax liabilities of $1.94 billion due to uncertainty of the timing of future cash flows for such liabilities.

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
Following are distributions declared and/or paid by us subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2011	February 7, 2012	February 17, 2012	$0.625
March 31, 2012	May 4, 2012	May 18, 2012	0.625
June 30, 2012	August 6, 2012	August 17, 2012	0.625

The total amounts of distributions declared and/or paid during the six months ended June 30, 2012 and 2011 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2012	2011
Limited Partners	$349,944	$264,206
General Partner interest	865	821
Total Parent Company distributions	$350,809	$265,027

Cash Distributions Received from Subsidiaries
In addition to the cash flows generated through its wholly-owned subsidiary, Southern Union, the Parent Company's principal sources of cash flow includes the distributions that it receives from its direct and indirect investments in ETP and Regency. The total amount of distributions the Parent Company received or will receive from ETP and Regency relating to our limited partner interests, general partner interest and IDRs (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Six Months Ended June 30,
	2012	2011
Distributions from ETP:
Limited Partners (1)	$89,780	$89,780
General Partner interest	9,833	9,792
IDRs (2)	206,678	206,540
Total distributions from ETP	306,291	306,112
Distributions from Regency:
Limited Partners	24,165	23,509
General Partner interest	2,646	2,556
IDRs	4,149	2,452
Total distributions from Regency	30,960	28,517
Total distributions received from subsidiaries	$337,251	$334,629

(1)
Our wholly-owned subsidiary, Southern Union, also received an additional $4.0 million of common unit distributions for the quarters ended March 31, 2012 and June 30, 2012 in respect of approximately 2,249,092 ETP Common Units issued to Southern Union in connection with the Citrus Merger.

(2)	In connection with the Citrus Merger, we relinquished $220 million of IDRs to be received from ETP over 16 consecutive quarters, approximately $13.8 million per quarter.
Cash Distributions Paid by Subsidiaries
ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2011	February 7, 2012	February 14, 2012	$0.89375
March 31, 2012	May 4, 2012	May 15, 2012	0.89375
June 30, 2012	August 6, 2012	August 14, 2012	0.89375

The total amounts of ETP distributions declared and/or paid during the six months ended June 30, 2012 and 2011 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2012	2011
Limited Partners:
Common Units	$424,484	$372,970
Class E Units	6,242	6,242
General Partner interest	9,833	9,792
IDRs	206,678	206,540
Total ETP distributions	$647,237	$595,544

Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2011:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2011	February 6, 2012	February 13, 2012	$0.46
March 31, 2012	May 7, 2012	May 14, 2012	0.46
June 30, 2012	August 6, 2012	August 14, 2012	0.46

The total amounts of Regency distributions declared and/or paid during the six months ended June 30, 2012 and 2011 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2012	2011
Limited Partners	$156,500	$131,523
General Partner interest	2,646	2,556
IDRs	4,149	2,452
Total Regency distributions	$163,295	$136,531

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
The United States Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173) in 2010, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. This legislation requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Unless there is a ruling on a pending legal proceeding seeking to enjoin those rules, the CFTC's position limits will become effective 60 days after the CFTC publishes its final swap definition rule. Based on the CFTC's public statements, the expected publication date of that rule is August 13, 2012, which would result in an October 12, 2012 compliance date for the CFTC's position limits. The 60-day period following publication of the swap definition rule also triggers the start of certain reporting and recordkeeping rules, with full compliance phased in over an additional 180-day period depending on swap asset class and counterparty. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Commodity Price Risk
The tables below summarize by operating entity commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of June 30, 2012 and December 31, 2011.
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

	June 30, 2012			December 31, 2011
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas:
Basis Swaps IFERC/NYMEX(1)	7,650,000	$(15,822)	$196	(151,260,000)	$(22,582)	$2,593
Power:
Forwards	4,800	1,061	863	—	—	—
Options — Puts	36,800	104	10	—	—	—
(Non-Trading)
Natural Gas:
Basis Swaps IFERC/NYMEX	(55,272,500)	(3,018)	23	(61,420,000)	4,024	266
Swing Swaps IFERC	(19,825,000)	(1,914)	28	92,370,000	(1,072)	138
Fixed Swaps/Futures	1,062,500	3,607	536	797,500	(4,301)	145
Forward Physical Contracts	(20,481,365)	589	1,866	(10,672,028)	(13)	1,118
Options — Puts	500,000	(55)	—	—	—	—
Propane:
Forwards/Swaps	—	—	—	38,766,000	(4,122)	5,290
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas:
Basis Swaps IFERC/NYMEX	(25,707,500)	(630)	103	(28,752,500)	(808)	181
Fixed Swaps/Futures	(51,790,000)	(3,542)	17,474	(45,822,500)	70,761	14,048
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas:
Basis Swaps IFERC/NYMEX	(12,850,000)	(369)	42	—	—	—
Fixed Swaps/Futures	(31,100,000)	7,067	10,565	—	—	—
Options — Puts	1,800,000	3,688	506	3,600,000	6,435	933
Options — Calls	(1,800,000)	(1)	—	(3,600,000)	(12)	13
(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for NGLs and WTI crude oil. Dollar amounts are presented in thousands.

	June 30, 2012			December 31, 2011
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas:
Fixed Swaps/Futures	5,297,000	$2,942	$1,842	—	$—	$—
Propane:
Forwards/Swaps	7,770,000	3,134	665	—	—	—
NGLs:
Forwards/Swaps	277,000	4,547	1,430	—	—	—
Options — Puts	110,000	1,523	153	110,000	309	113
WTI Crude Oil:
Forwards/Swaps	344,000	3,974	2,998	—	—	—
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas:
Fixed Swaps/Futures	—	—	—	2,198,000	$3,907	$717
Propane:
Forwards/Swaps	—	—	—	11,802,000	(2,488)	1,588
NGLs:
Forwards/Swaps	—	—	—	533,000	(5,979)	2,956
WTI Crude Oil:
Forwards/Swaps	—	—	—	350,000	(1,029)	3,429
Regency, for accounting purposes, de-designated its swap contracts on January 1, 2012 and is accounting for these contracts using mark-to-market accounting.
Southern Union
The following table summarizes SUGS' principal derivative instruments as of June 30, 2012 (all instruments are settled monthly), which were developed based upon historical and projected operating conditions and processable volumes. Notional volumes are presented in MMBtu for natural gas and barrels for NGLs.

	June 30, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical Change (1)
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas:
Fixed Swaps/Futures	15,557,500	$(902)	$11,286
Natural Gas Liquids:
Fixed Swaps/Futures	32,898,096	11,319	1,249

(1)
Represents the impact on annual gross margin of a change in price of $0.01 per gallon of NGL and $1.00 per MMBtu of natural gas, excluding the effects of hedging and assuming normal operating conditions.

Interest Rate Risk
As of June 30, 2012, we and our subsidiaries had $4.31 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $43.1 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates. The following interest rate swaps were outstanding as of June 30, 2012 and December 31, 2011 (dollars in thousands), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	June 30, 2012	December 31, 2011
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$500,000	$—
ETP	May 2012 (2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	—	350,000
ETP	August 2012 (2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	—	500,000
ETP	July 2013 (2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	400,000	300,000
ETP	July 2014 (2)	Forward starting to pay a fixed rate of 4.26% and receive a floating rate	400,000	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600,000	500,000
Regency	April 2012	Pay a fixed rate of 1.325% and receive a floating rate	—	250,000
Southern Union	November 2021	Pay a fixed rate of 3.746% and receive a floating rate	450,000	N/A
Southern Union	November 2016	Pay a fixed rate of 2.913% and receive a floating rate	75,000	N/A

(1)	Floating rates are based on 3-month LIBOR.

(2)	These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on non-hedged interest rate derivatives) of approximately $72.3 million as of June 30, 2012 and $83.3 million as of December 31, 2011. For ETP’s $600.0 million of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flow (swap settlements) of $6.0 million. For ETP’s forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We closed the Southern Union Merger on March 26, 2012 and continue the evaluation and integration of the internal control structure of Southern Union. Certain of Southern Union's internal controls over financial reporting, including disclosure controls and corporate governance procedures, have already been impacted by changes made to conform to the existing controls and procedures of ETE.
None of the changes resulting from the Southern Union Merger were in response to any identified deficiency or weakness in our internal control over financial reporting. Other than changes resulting from the Southern Union Merger, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2011 and Note 16 — Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
In connection with the Southern Union Merger, purported stockholders of Southern Union have filed several stockholder class action lawsuits against us, Southern Union, and the Southern Union Board in the District Courts of Harris County, Texas and the Delaware Courts of Chancery. The Delaware lawsuits have been dismissed, while the Texas suits remain ongoing. Among other remedies, the plaintiffs seek monetary damages. It is our position that these lawsuits are without merit and we intend to contest them vigorously. If a final settlement is not reached in the Texas litigation, or if a dismissal is not obtained, these lawsuits could result in substantial costs to us and Southern Union, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against us and/or Southern Union related to the Southern Union Merger. The defense or settlement of any lawsuit or claim that remains unresolved may adversely affect the combined company's business, financial condition or results of operations.

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

Risks Relating to the Sunoco Merger and the Holdco Restructuring

ETP's acquisition of Sunoco and the Holdco Restructuring are subject to the satisfaction of certain conditions to closing.

ETP's acquisition of Sunoco is subject to the satisfaction of certain conditions to closing, including the adoption of the Sunoco merger agreement by the shareholders of Sunoco, the receipt of required regulatory approvals, the effectiveness of a registration statement on Form S-4 relating to the ETP Common Units to be issued in connection with the merger, and the absence of any law, injunction, judgment or ruling prohibiting or restraining the Sunoco Merger or making the consummation of the Sunoco Merger illegal. In the event those conditions to closing are not satisfied or waived, we would not complete the acquisition of Sunoco.

Additionally, the Holdco Restructuring is subject to the satisfaction of certain conditions to closing, including the closing of the Sunoco Merger. We cannot predict with certainty whether and when these conditions will be satisfied. Any delay in completing the merger, and thereby the Holdco Restructuring, could cause us not to realize, or delay the realization, of some or all of the benefits of the Sunoco Merger and the Holdco Restructuring.

Any acquisition we complete, including the Sunoco Merger, is subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisition we complete, including the proposed Sunoco Merger, involves potential risks, including, among other things:

•
the validity of our assumptions about revenues, capital expenditures and operating costs of the acquired business or assets, as well as assumptions about achieving synergies with our existing businesses;

•	the validity of our assessment of environmental liabilities, including legacy liabilities;

•
a significant increase in our interest expense and financial leverage resulting from any additional debt incurred to finance the acquisition consideration, which could offset the expected accretion to our unitholders from such acquisition and could be exacerbated by volatility in the credit or debt capital markets;

•	a failure to realize anticipated benefits, such as increased distributable cash flow per unit, enhanced competitive position or new customer relationships;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	difficulties operating in new geographic areas or new lines of business;

•	the incurrence or assumption of unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;

•	the inability to hire, train or retrain qualified personnel to manage and operate our growing business and assets, including any newly acquired business or assets;

•	the diversion of management's attention from our existing businesses; and

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

If we consummate future acquisitions, our capitalization and results of operations may change significantly. As we determine the application of our funds and other resources, unitholders will not have an opportunity to evaluate the economics, financial and other relevant information that we will consider.

Also, our reviews of businesses or assets proposed to be acquired are inherently incomplete because it generally is not feasible to perform an in-depth review of businesses and assets involved in each acquisition given time constraints imposed by sellers. Even a detailed review of assets and businesses may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the assets or businesses to fully assess their deficiencies and potential. Inspections may not always be performed on every asset, and environmental problems are not necessarily observable even when an inspection is undertaken.

The completion of the Sunoco Merger and the Holdco Restructuring may require ETP to obtain debt or equity financing, or a combination thereof, which may not be available to ETP on acceptable terms, or at all.

The Sunoco Merger Agreement requires that ETP pay Sunoco shareholders a combination of cash and ETP Common Units as consideration for Sunoco common shares. ETP plans to fund the cash payment partially with Sunoco's cash on hand and with borrowings under ETP's amended and restated revolving credit facility. The incurrence of this additional indebtedness will increase ETP's overall level of debt and adversely affect ETP's ratios of total indebtedness to EBITDA and EBITDA to interest expense, both on a current basis and a pro forma basis taking into account ETP's merger with Sunoco. As of June 30, 2012, ETP's unaudited pro forma condensed consolidated long-term debt (including current maturities) after giving effect to the Sunoco Merger and the Holdco Restructuring would have been approximately $15.5 billion. If ETP is unable to finance the cash portion of the consideration for the Sunoco Merger with borrowings under its amended and restated revolving credit facility, ETP could be required to seek alternative financing, the terms of which may not be attractive to ETP, or ETP may be unable to fulfill its obligations under the Sunoco Merger Agreement.

Pending litigation against ETP and Sunoco could result in an injunction preventing completion of the merger, the payment of damages in the event the merger is completed and/or may adversely affect the combined company's business, financial condition or results of operations following the Sunoco Merger.

In connection with the Sunoco Merger, purported shareholders of Sunoco have filed several shareholder class action lawsuits against us, Sunoco, the Sunoco board of directors and others. Among other remedies, the plaintiffs seek to enjoin the Sunoco Merger. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent or delay completion of the Sunoco Merger and result in substantial costs to us and Sunoco, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against us and/or Sunoco related to the Sunoco Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company's business, financial condition or results of operations.

Failure to successfully combine ETP's businesses and the businesses of Sunoco in the expected time frame may adversely affect our future results, which may adversely affect the value of ETP Common Units that Sunoco shareholders would receive in the Sunoco Merger.

The success of the Sunoco merger will depend, in part, on ETP's ability to realize the anticipated benefits from combining its businesses with the businesses of Sunoco. To realize these anticipated benefits, our and Sunoco's businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

ETP and Sunoco, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company's ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of ETP and Sunoco.

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

	Previously Filed *
Exhibit Number	With File Number (Form) (Period Ending or Date)	As Exhibit
2.1	1-32740 (8-K) (5/1/12)	2.1
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc. and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P.

2.2	1-32740 (8-K) (6/20/12)	2.1
Transaction Agreement, dated as of June 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage Holdings, Inc., Energy Transfer Equity, L.P., ETE Sigma Holdco, LLC and ETE Holdco Corporation.

2.3	1-32740 (8-K) (6/20/12)	2.2
Amendment No. 1, dated as of June 15, 2012, to the Agreement and Plan of Merger, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P.

4.2			Third Supplemental Indenture dated April 24, 2012 to Indenture dated September 20, 2010 between Energy Transfer Equity, L.P. and US Bank National Association, as trustee.
10.1	1-32740 (8-K) (5/1/12)	10.1	Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
31.1			Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) our Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011; (iv) our Consolidated Statement of Equity for the six months ended June 30, 2012; (v) our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) the notes to our Consolidated Financial Statements.

_________________
*    Incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, L.L.C., its General Partner

Date:	August 8, 2012	By:	/s/ John W. McReynolds
John W. McReynolds
President and Chief Financial Officer (duly authorized to sign on behalf of the registrant)