Form 10-Q
period 2013-06-30
Energy Transfer Equity, L.P.
filed 2013-08-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 2, 2013, the registrant had units outstanding as follows:
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Canyon	ETC Canyon Pipeline, LLC

Citrus	Citrus Corp., which owns 100% of FGT

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP’s revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Holdco	ETP Holdco Corporation

Holdco Transaction	October 5, 2012 transaction including contributions from ETP and ETE to Holdco

IDRs	incentive distribution rights

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

ii

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OTC	over-the-counter

OSHA	Federal Occupational Safety and Health Act

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of Southern Union, which owns the general partner and 100% of the limited partner interests in Panhandle Eastern Pipeline Company

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETE’s Series A Convertible Preferred Units

Propane Business	Heritage Operating, L.P. and Titan Energy Partners, L.P.

Propane Contribution	ETP’s contribution of its Propane Business to AmeriGas

Regency	Regency Energy Partners LP

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southern Union Merger	ETE’s acquisition of Southern Union on March 26, 2012

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Merger	ETP’s acquisition of Sunoco on October 5, 2012

Transwestern	Transwestern Pipeline Company, LLC

WTI	West Texas Intermediate Crude

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$621	$372
Accounts receivable, net	3,318	3,057
Accounts receivable from related companies	82	71
Inventories	1,641	1,522
Exchanges receivable	50	55
Price risk management assets	54	25
Current assets held for sale	102	184
Other current assets	285	311
Total current assets	6,153	5,597

PROPERTY, PLANT AND EQUIPMENT	31,848	30,388
ACCUMULATED DEPRECIATION	(2,661)	(2,104)
	29,187	28,284

NON-CURRENT ASSETS HELD FOR SALE	1,000	985
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,640	4,737
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	24	43
GOODWILL	6,372	6,434
INTANGIBLE ASSETS, net	2,221	2,291
OTHER NON-CURRENT ASSETS, net	546	533
Total assets	$50,143	$48,904

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,385	$3,107
Accounts payable to related companies	14	15
Exchanges payable	153	156
Price risk management liabilities	57	115
Accrued and other current liabilities	1,542	1,754
Current maturities of long-term debt	899	613
Current liabilities held for sale	75	85
Total current liabilities	6,125	5,845

NON-CURRENT LIABILTIES HELD FOR SALE	140	142
LONG-TERM DEBT, less current maturities	21,860	21,440
PREFERRED UNITS	—	331
DEFERRED INCOME TAXES	3,861	3,566
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	135	162
OTHER NON-CURRENT LIABILITIES	849	995

COMMITMENTS AND CONTINGENCIES (Note 14)

PREFERRED UNITS OF SUBSIDIARY	73	73

EQUITY:
General Partner	(2)	—
Limited Partners:
Common Unitholders	1,485	2,125
Accumulated other comprehensive loss	(2)	(12)
Total partners’ capital	1,481	2,113
Noncontrolling interest	15,619	14,237
Total equity	17,100	16,350
Total liabilities and equity	$50,143	$48,904

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Natural gas sales	$864	$554	$1,837	$1,057
NGL sales	787	592	1,500	1,120
Crude sales	3,992	—	7,193	—
Gathering, transportation and other fees	815	596	1,555	1,085
Refined product sales	4,650	—	9,312	—
Other	955	135	1,845	285
Total revenues	12,063	1,877	23,242	3,547
COSTS AND EXPENSES:
Cost of products sold	10,565	962	20,372	1,977
Operating expenses	375	236	724	406
Depreciation and amortization	318	206	630	360
Selling, general and administrative	161	108	341	255
Total costs and expenses	11,419	1,512	22,067	2,998
OPERATING INCOME	644	365	1,175	549
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(305)	(282)	(615)	(495)
Bridge loan related fees	—	—	—	(62)
Equity in earnings of unconsolidated affiliates	54	22	144	97
Gain on deconsolidation of Propane Business	—	1	—	1,057
Losses on extinguishment of debt	(7)	(8)	(7)	(123)
Gains (losses) on interest rate derivatives	46	(44)	52	(17)
Other, net	(14)	19	(33)	31
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	418	73	716	1,037
Income tax expense from continuing operations	89	5	87	7
INCOME FROM CONTINUING OPERATIONS	329	68	629	1,030
Income from discontinued operations	9	7	31	6
NET INCOME	338	75	660	1,036
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	211	21	443	816
NET INCOME ATTRIBUTABLE TO PARTNERS	127	54	217	220
GENERAL PARTNER’S INTEREST IN NET INCOME	—	—	—	1
LIMITED PARTNERS’ INTEREST IN NET INCOME	$127	$54	$217	$219
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.44	$0.18	$0.72	$0.85
Diluted	$0.44	$0.18	$0.72	$0.84
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.45	$0.19	$0.77	$0.87
Diluted	$0.45	$0.19	$0.77	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$338	$75	$660	$1,036
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(1)	(8)	(2)	(8)
Change in value of derivative instruments accounted for as cash flow hedges	6	(1)	8	21
Change in value of available-for-sale securities	(1)	—	—	—
Actuarial gain relating to pension and other postretirement benefits	2	—	1	—
Foreign currency translation adjustment	—	—	(1)	—
Change in other comprehensive income from equity investments	(3)	(22)	4	(22)
	3	(31)	10	(9)
Comprehensive income	341	44	670	1,027
Less: Comprehensive income attributable to noncontrolling interest	209	(4)	447	806
Comprehensive income attributable to partners	$132	$48	$223	$221

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2012	$—	$2,125	$(12)	$14,237	$16,350
Distributions to partners	(1)	(359)	—	—	(360)
Distributions to noncontrolling interest	—	—	—	(684)	(684)
Subsidiary units issued for cash	—	142	—	1,076	1,218
Subsidiary units issued in certain acquisitions	(1)	(506)	—	507	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	—	26	26
Capital contributions from noncontrolling interest	—	—	—	12	12
Other, net	—	(1)	4	(2)	1
Deemed distribution related to SUGS Transaction	—	(133)	—	—	(133)
Other comprehensive income, net of tax	—	—	6	4	10
Net income	—	217	—	443	660
Balance, June 30, 2013	$(2)	$1,485	$(2)	$15,619	$17,100

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660	$1,036
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	630	360
Deferred income taxes	68	4
Gain on curtailment of other postretirement benefit plans	—	(15)
Amortization of finance costs charged to interest	(33)	6
Bridge loan related fees	—	62
Non-cash compensation expense	27	24
Gain on deconsolidation of Propane Business	—	(1,057)
Losses on disposal of assets	5	2
Losses on extinguishment of debt	7	123
LIFO valuation adjustment	(16)	—
Equity in earnings of unconsolidated affiliates	(144)	(97)
Distributions from unconsolidated affiliates	191	101
Other non-cash	25	29
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation (see Note 2)	(293)	(153)
Net cash provided by operating activities	1,127	425
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Southern Union Merger, net of cash received	—	(2,972)
Cash paid for all other acquisitions, net of cash received	(5)	(10)
Capital expenditures (excluding allowance for equity funds used during construction)	(1,504)	(1,294)
Contributions in aid of construction costs	11	12
Contributions to unconsolidated affiliates	(2)	(20)
Distributions from unconsolidated affiliates in excess of cumulative earnings	59	76
Proceeds from the sale of assets	53	34
Cash proceeds from contribution of propane operations	—	1,443
Other	(46)	(2)
Net cash used in investing activities	(1,434)	(2,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,063	5,964
Repayments of long-term debt	(5,305)	(3,101)
Subsidiary equity offerings, net of issue costs	1,218	390
Distributions to partners	(360)	(315)
Debt issuance costs	(37)	(98)
Distributions to noncontrolling interest	(684)	(447)
Capital contributions received from noncontrolling interest	12	10
Redemption of Preferred Units	(340)	—
Other, net	(11)	(3)
Net cash provided by financing activities	556	2,400
INCREASE IN CASH AND CASH EQUIVALENTS	249	92
CASH AND CASH EQUIVALENTS, beginning of period	372	126
CASH AND CASH EQUIVALENTS, end of period	$621	$218
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
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

•
ETC OLP, a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico and West Virginia. ETC OLP’s intrastate transportation and storage operations primarily focus on transporting natural gas in Texas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. ETC OLP’s midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System, Eagle Ford System, North Texas System and Northern Louisiana assets. ETC OLP also owns a 70% interest in Lone Star.

•
Energy Transfer Interstate Holdings, LLC, a Delaware limited liability company with revenues consisting primarily of fees earned from natural gas transportation services and operational gas sales, which is the parent company of:

•
Transwestern, a Delaware limited liability company engaged in interstate transportation of natural gas. Transwestern’s revenues consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	ETC Fayetteville Express Pipeline, LLC, a Delaware limited liability company that directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger Pipeline, LLC, a Delaware limited liability company engaged in interstate transportation of natural gas.

•	CrossCountry, a Delaware limited liability company that indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

▪	ETC Compression, LLC, a Delaware limited liability company engaged in natural gas compression services and related equipment sales.

▪
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets.

▪
Holdco, a Delaware limited liability company that indirectly owns Southern Union and Sunoco. As discussed in Note 2, ETP acquired ETE’s 60% interest in Holdco on April 30, 2013. Sunoco and Southern Union operations are described as follows:

◦
Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation, storage and distribution of natural gas in the United States. As discussed in Note 2, on April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS.

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

Our reportable segments reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP.

•	Investment in Regency, including the consolidated operations of Regency.

•	Corporate and Other, including the following:

◦	activities of the Parent Company; and

◦	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of June 30, 2013 and for the three months ended June 30, 2013 and 2012, have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of June 30, 2013, and the Partnership’s results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.
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

2.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Sale of Distribution Operations
In December 2012, Southern Union entered into definitive purchase and sale agreements dated December 14, 2012 (collectively, the “Purchase and Sale Agreements”) with each of Plaza Missouri Acquisition, Inc. (“Laclede Missouri”) and Plaza Massachusetts Acquisition, Inc. (“Laclede Massachusetts”), both of which are subsidiaries of The Laclede Group, Inc. (together, the “Laclede Entities”), pursuant to which Laclede Missouri has agreed to acquire the assets of Southern Union’s Missouri Gas Energy division, and Laclede Massachusetts has agreed to acquire the assets of Southern Union’s New England Gas Company division. Total consideration for the acquisitions will be $1.04 billion, subject to customary closing adjustments, less the assumption of $19 million of debt. In February 2013, the Laclede Entities entered into an agreement with Algonquin Power & Utilities Corp (“APUC”) that will allow a subsidiary of APUC to assume the right of the Laclede Entities to purchase the assets of Southern Union’s New England Gas Company division, subject to certain approvals. The sale of Southern Union’s Missouri Gas Energy division is expected to close on or after September 1, 2013. The sale of Southern Union’s New England Gas Company division is expected to close in the fourth quarter of 2013.
For the three and six months ended June 30, 2013 and the period from March 26, 2012 to June 30, 2012, the distribution operations have been classified as discontinued operations in the consolidated statements of operations. The assets and liabilities of the disposal group have been classified as assets and liabilities held for sale as of June 30, 2013 and December 31, 2012.
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. In addition, PEPL Holdings, a wholly-owned subsidiary of Southern Union, provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis.
ETP’s Acquisition of ETE’s Holdco Interest
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco for approximately 49.5 million of newly issued ETP Common Units and $1.40 billion in cash, less $68 million of closing adjustments (the “Holdco Acquisition”). As a result, ETP now owns 100% of Holdco. ETE, which owns the general partner and IDRs of ETP, agreed to forego incentive distributions on the newly issued ETP units for each of the first eight consecutive quarters beginning with the quarter in which the closing of the transaction occurred and 50% of incentive distributions on the newly issued ETP units for the following eight consecutive quarters. ETP controlled Holdco prior to this acquisition; therefore, the transaction did not constitute a change of control.
Sunoco Merger
On October 5, 2012, Sam Acquisition Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of ETP, completed its merger with Sunoco. Under the terms of the merger agreement, Sunoco shareholders received a total of approximately 55 million ETP Common Units and $2.6 billion in cash.
Management is continuing to validate certain assumptions made in connection with the purchase price allocation of Sunoco; therefore, certain assets and/or liabilities may be adjusted.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The following investments in unconsolidated affiliates are reflected in our consolidated financial statements using the equity method:

•
AmeriGas. ETP owned approximately 30 million AmeriGas common units as of June 30, 2013. On July 12, 2013, ETP sold 7.5 million of its AmeriGas common units, which were received in connection with the Partnership’s contribution of its retail propane operations to AmeriGas in January 2012, for net proceeds of $346 million.

•
Citrus. ETP owns a 50% interest in Citrus, which owns 100% of FGT, an approximate 5,400 mile natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. The other 50% interest in Citrus is owned by a subsidiary of Kinder Morgan, Inc.

•
FEP. ETP owns a 50% interest in the FEP, which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company, LLC in Panola County, Mississippi.

•
HPC. Regency owns a 49.99% interest in HPC, which, through its ownership of the Regency Intrastate Gas System, delivers natural gas from Northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$5,356	$1,045	$9,502	$2,411
Operating income	291	220	640	534
Net income	158	50	388	265
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
Non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2013	2012
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$538	$485
Accrued advances to affiliates	$—	$4
Net losses from subsidiary common unit transactions	$(364)	$(14)
AmeriGas limited partner interest received in Propane Contribution	$—	$1,123
NON-CASH FINANCING ACTIVITIES:
Issuance of common units in connection with Southern Union Merger	$—	$2,354
Subsidiary issuances of common units in connection with certain acquisitions	$—	$112

5.	INVENTORIES:
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Natural gas and NGLs	$357	$338
Crude oil	548	418
Refined products	531	572
Other	205	194
Total inventories	$1,641	$1,522

ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventory and designates certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.

6.	FAIR VALUE MEASUREMENTS:
We have marketable securities, commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements, and we discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. At December 31, 2012, the fair value of the Preferred Units was based predominantly on an income approach model and considered Level 3. The Preferred Units were redeemed on April 1, 2013.
Based on the estimated borrowing rates currently available to us and our subsidiaries for long-term loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations as of June 30, 2013 and December 31,

2012 was $23.59 billion and $24.15 billion, respectively. As of June 30, 2013 and December 31, 2012, the aggregate carrying amount of our consolidated debt obligations was $22.76 billion and $22.05 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 based on inputs used to derive their fair values:

	Fair Value Measurements at June 30, 2013
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$40	$—	$40	$—
Commodity derivatives:
Condensate — Forward Swaps	2	—	2	—
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	3	—	3	—
Fixed Swaps/Futures	76	68	8	—
Options — Calls	1	—	1	—
Options — Puts	1	—	1	—
Forward Physical Contracts	1	—	1	—
NGLs — Forwards/Swaps	20	16	4	—
Power:
Forwards	9	—	9	—
Futures	2	2	—
Options — Calls	8	—	8	—
Total commodity derivatives	128	91	37	—
Total Assets	$168	$91	$77	$—
Liabilities:
Interest rate derivatives	$(122)	$—	$(122)	$—
Embedded derivatives in the Regency Preferred Units	(47)	—	—	(47)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—	—
Swing Swaps IFERC	(4)	—	(4)	—
Fixed Swaps/Futures	(59)	(54)	(5)	—
Options — Calls	(1)	—	(1)	—
Options — Puts	(1)	—	(1)	—
NGLs — Forwards/Swaps	(7)	(6)	(1)	—
Power:
Forwards	(9)	—	(9)	—
Futures	(2)	(2)	—	—
Options — Calls	(5)	—	(5)	—
Crude	(1)	(1)	—	—
Total commodity derivatives	(98)	(72)	(26)	—
Total Liabilities	$(267)	$(72)	$(148)	$(47)

	Fair Value Measurements at December 31, 2012
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$55	$—	$55	$—
Commodity derivatives:
Condensate — Forward Swaps	2	—	2	—
Natural Gas:
Basis Swaps IFERC/NYMEX	11	11	—	—
Swing Swaps IFERC	3	—	3	—
Fixed Swaps/Futures	98	94	4	—
Options — Calls	3	—	3	—
Options — Puts	1	—	1	—
Forward Physical Contracts	1	—	1	—
NGLs — Swaps	2	1	1	—
Power:
Forwards	27	—	27	—
Futures	1	1	—	—
Options — Calls	2	—	2	—
Refined Products	5	1	4	—
Total commodity derivatives	156	108	48	—
Total Assets	$211	$108	$103	$—
Liabilities:
Interest rate derivatives	$(235)	$—	$(235)	$—
Preferred Units	(331)	—	—	(331)
Embedded derivatives in the Regency Preferred Units	(25)	—	—	(25)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—	—
Swing Swaps IFERC	(2)	—	(2)	—
Fixed Swaps/Futures	(103)	(94)	(9)	—
Options — Calls	(3)	—	(3)	—
Options — Puts	(1)	—	(1)	—
NGLs — Swaps	(4)	(3)	(1)	—
Power:
Forwards	(27)	—	(27)	—
Futures	(2)	(2)	—	—
Refined Products	(8)	(1)	(7)	—
Total commodity derivatives	(168)	(118)	(50)	—
Total Liabilities	$(759)	$(118)	$(285)	$(356)

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2013. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2013 or 2012.

Balance, December 31, 2012	$(356)
Realized loss included in other income (expense)	(9)
Net unrealized loss included in other income (expense)	(22)
Redemption of Preferred Units	340
Balance, June 30, 2013	$(47)

7.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$329	$68	$629	$1,030
Less: Income from continuing operations attributable to noncontrolling interest	206	19	428	815
Income from continuing operations, net of noncontrolling interest	123	49	201	215
Less: General Partner’s interest in income from continuing operations	—	—	—	1
Income from continuing operations available to Limited Partners	$123	$49	$201	$214
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	280.5	280.0	280.2	253.3
Basic income from continuing operations per Limited Partner unit	$0.44	$0.18	$0.72	$0.85
Basic income from discontinued operations per Limited Partner unit	$0.01	$0.01	$0.05	$0.02
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$123	$49	$201	$214
Dilutive effect of equity-based compensation of subsidiaries	—	—	—	(1)
Diluted income from continuing operations available to Limited Partners	$123	$49	$201	$213
Weighted average limited partner units	280.5	280.0	280.2	253.3
Diluted income from continuing operations per Limited Partner unit	$0.44	$0.18	$0.72	$0.84
Diluted income from discontinued operations per Limited Partner unit	$0.01	$0.01	$0.05	$0.02

8.	DEBT OBLIGATIONS:
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
During the three months ended June 30, 2013, proceeds from ETP’s acquisition of ETE’s 60% interest in Holdco were used to repay borrowings of $1.10 billion on ETE’s Term Credit Agreement. The total amount outstanding as of June 30, 2013 was $900 million.
Senior Notes
Regency Senior Notes
In April 2013, in conjunction with Southern Union’s contribution of SUGS to Regency, Regency issued $600 million senior notes in a private placement that mature on November 1, 2023 and bear interest at 4.5% payable semi-annually. In April 3013, Regency also delivered notice of redemption to the holders of its 2016 Senior Notes. In June 2013, Regency redeemed all of the $163 million outstanding 9.375% Senior Notes due 2016 for $178 million cash, including accrued and unpaid interest of $7 million and other fees and expenses.
ETP Senior Notes
In January 2013, ETP issued $800 million of 3.6% Senior Notes due February 2023 and $450 million of 5.15% Senior Notes due February 2043. ETP used the net proceeds of $1.24 billion from the offering to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
Sunoco Logistics Senior Notes
In January 2013, Sunoco Logistics issued $350 million of 3.45% Senior Notes due January 2023 and $350 million of 4.95% Senior Notes due January 2043. The net proceeds of $691 million from the offering were used to pay outstanding borrowings under the Sunoco Logistics’ Credit Facilities and for general partnership purposes.
ETP Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion total principal amount of Southern Union’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates.  In conjunction with this transaction, Southern Union entered into intercompany notes payable to ETP, which provide for the reimbursement by Southern Union of ETP’s payments under the newly issued notes.
Revolving Credit Facilities
Parent Company Credit Facility
As of June 30, 2013, there were no outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $200 million.
ETP Credit Facility
ETP has a $2.5 billion revolving credit facility (the “ETP Credit Facility”) that expires in October 2016. Indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt.
As of June 30, 2013, the ETP Credit Facility had a balance of $900 million outstanding and the amount available for future borrowings was $1.49 billion after taking into account letters of credit of $107 million. The weighted average interest rate on the total amount outstanding as of June 30, 2013 was 1.70%.

Regency Credit Facility
In May 2013, Regency entered into an agreement to increase the borrowing capacity of the Regency Credit Facility to $1.2 billion with a $300 million uncommitted incremental facility and extended the maturity date to May 21, 2018.
As of June 30, 2013, the Regency Credit Facility had a balance outstanding of $535 million in revolving credit loans and approximately $13 million in letters of credit. The total amount available under the Regency Credit Facility, as of June 30, 2013, which was reduced by any letters of credit, was approximately $652 million, and the weighted average interest rate on the total amount outstanding as of June 30, 2013 was 2.20%.
Southern Union Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Eighth Amended and Restated Revolving Credit Agreement (the “Southern Union Credit Facility”) and the facility was terminated.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains two credit facilities to fund its working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 and a $200 million unsecured credit facility which expires in August 2013. There were no outstanding borrowings under these credit facilities as of June 30, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility. Outstanding borrowings under this credit facility were $35 million as of June 30, 2013.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2013.

9.	PREFERRED UNITS:
On April 1, 2013, ETE paid $300 million to redeem (the “Redemption”) all of its 3,000,000 outstanding Preferred Units from Regency GP Acquirer L.P. (“GE Regency”) pursuant to a Preferred Unit Redemption Agreement, dated as of March 28, 2013, between ETE and GE Regency. Prior to the Redemption, on March 28, 2013, ETE paid GE Regency $40 million in cash in exchange for GE Regency relinquishing its right to receive any premium in connection with a future redemption or conversion of the Preferred Units.

10.	EQUITY:
ETE Common Units Issued
The change in ETE Common Units during the six months ended June 30, 2013 was as follows:

Number of Units
Outstanding at December 31, 2012	280.0
Issuance of restricted units under equity incentive plans	0.8
Outstanding at June 30, 2013	280.8
Sales of Common Units by Subsidiaries
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from the issuance or redemption of units by ETP or Regency (excluding transactions with the Parent Company) as capital transactions.
As a result of ETP’s and Regency’s issuances of common units during the six months ended June 30, 2013, we recognized decreases in partners’ capital of $364 million.
Sales of Common Units by ETP
In January 2013 and May 2013, ETP entered into Equity Distribution Agreements pursuant to which ETP may sell from time to time ETP Common Units having aggregate offering prices of up to $200 million and $800 million, respectively. During the six months ended June 30, 2013, ETP received proceeds of $387 million, net of commissions of $4 million, from the issuance of units pursuant to the Equity Distribution Agreements, which proceeds were used for general partnership purposes. ETP also received $26 million net of commissions, in July 2013 from the settlement of transactions initiated in June 2013 under these agreements. Approximately $609 million of ETP Common Units remain available to be issued under these agreements.
During the six months ended June 30, 2013, distributions of $46 million were reinvested under the Distribution Reinvestment Plan resulting in the issuance of 1.0 million ETP Common Units. As of June 30, 2013, a total of 3.3 million ETP Common Units remain available to be issued under the existing registration statement.
In April 2013, ETP issued 13.8 million ETP Common Units at $48.05 per ETP Common Unit in an underwritten public offering. Proceeds, net of commissions, of $657 million from the offering were used to repay amounts outstanding under the ETP Credit Facility and for general partnership purposes.
ETP Class G Units
In April 2013, all of the outstanding ETP Class F Units, which were issued in connection with the Sunoco Merger, were exchanged for ETP Class G Units on a one-for-one basis. The Class G Units have terms that are substantially the same as the Class F Units, with the principal difference between the Class G Units and the Class F Units being that allocations of depreciation and amortization to the Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss. These units are held by a subsidiary and therefore are reflected as treasury units in ETP’s consolidated financial statements.
ETP Class H Units
On August 7, 2013, ETP, ETE and ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE (“ETE Holdings”) entered into an Exchange and Redemption Agreement, pursuant to which ETP has agreed to redeem and cancel 50.2 million of its common units representing limited partner interests (the “Redeemed Units”) currently owned by ETE Holdings in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”) which will generally be entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50% of the profits, losses, and other items allocated to ETP by Sunoco Partners LLC (“Sunoco Partners”), the general partner of Sunoco Logistics, with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ending September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Quarterly Distributions of Available Cash” below.
This transaction is subject to certain customary closing conditions. In the Exchange and Redemption Agreement, ETP, ETE and ETE Holdings have made customary representations and warranties and have agreed to customary covenants relating to this transaction.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 19, 2013	$0.635
March 31, 2013	May 6, 2013	May 17, 2013	0.645
June 30, 2013	August 5, 2013	August 19, 2013	0.655

ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.89375
March 31, 2013	May 6, 2013	May 15, 2013	0.89375
June 30, 2013	August 5, 2013	August 14, 2013	0.89375
Following are incentive distributions ETE has agreed to relinquish:

•
In conjunction with the Partnership’s Citrus Merger, ETE agreed to relinquish its rights to $220 million of the incentive distributions from ETP that ETE would otherwise be entitled to receive over 16 consecutive quarters beginning with the distribution paid on May 15, 2012.

•
In conjunction with the Holdco transaction in October 2012, ETE agreed to relinquish its right to $210 million of incentive distributions from ETP that ETE would otherwise be entitled to receive over 12 consecutive quarters beginning with the distribution paid on November 14, 2012.

•
As discussed in Note 2, in connection with ETP’s acquisition of ETE’s 60% interest in Holdco on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

As discussed under “Class H Units” above, ETP has agreed to make incremental cash distributions of $329 million over 15 quarters, commencing with the quarter ending September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the Class H units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition.
As a result, the net IDR subsidies from ETE, taking into account the incremental cash distributions related to the Class H units as an offset thereto, will be the amounts set forth in the table below:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2013	N/A	N/A	$21.00	$21.00	$42.00
2014	$27.25	$27.25	27.25	27.25	109.00
2015	13.25	13.25	13.25	13.25	53.00
2016	5.50	5.50	5.50	5.50	22.00

Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.460
March 31, 2013	May 6, 2013	May 13, 2013	0.460
June 30, 2013	August 5, 2013	August 14, 2013	0.465
In conjunction with Southern Union’s contribution of SUGS to Regency, ETE agreed to forego incentive distributions with respect to the Regency common units issued in the transaction for the first eight consecutive quarters following the closing.
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.5450
March 31, 2013	May 9, 2013	May 15, 2013	0.5725
June 30, 2013	August 8, 2013	August 14, 2013	0.6000

Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss, net of tax:

	June 30, 2013	December 31, 2012
Net gains (losses) on commodity related hedges	$6	$(3)
Foreign currency translation adjustment	(1)	—
Actuarial loss related to pensions and other postretirement benefits	(9)	(10)
Equity investments, net	(5)	(9)
Subtotal	(9)	(22)
Amounts attributable to noncontrolling interest	7	10
Total accumulated other comprehensive loss, net of tax	$(2)	$(12)

11.	UNIT-BASED COMPENSATION PLANS:
We and certain of our subsidiaries have equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase common units, restricted units, phantom units, DERs, common unit appreciation rights, and other unit-based awards.
ETE Long-Term Incentive Plan
During the six months ended June 30, 2013, 750,000 awards were granted to an ETE employee and 6,042 awards were granted to ETE directors. As of June 30, 2013 a total of 804,190 unit awards remain unvested. We expect to recognize a total of $42 million in compensation expense over a weighted average period of 4.5 years related to unvested awards.
ETP Unit-Based Compensation Plans
During the six months ended June 30, 2013, ETP employees were granted a total of 1,074,163 unvested awards with five-year service vesting requirements, and directors were granted a total of 9,060 unvested awards with three-year and five-year service vesting requirements. The weighted average grant-date fair value of these awards was $45.37 per unit. As of June 30, 2013 a total of 2,827,915 unit awards remain unvested, including the new awards granted during the period. ETP expects to recognize $76 million in compensation expense over a weighted average period of 1.8 years related to unvested awards.
Regency Unit-Based Compensation Plans
During the six months ended June 30, 2013, Regency employees and directors were granted 52,360 Regency phantom units with 5-year service vesting requirements. As of June 30, 2013, a total of 1,189,247 Regency Phantom Units remain unvested, with a weighted average grant date fair value of $24.43 per unit. Regency expects to recognize a total of $22 million in compensation expense over a period of 5 years related to Regency’s unvested phantom units.
Sunoco Logistics Unit-Based Compensation Plan
As of June 30, 2013, a total of 936,438 Sunoco Logistics restricted units were outstanding for which Sunoco Logistics expects to recognize $19 million in compensation expense over a weighted-average period of 2.5 years.

12.	INCOME TAXES:

The following table summarizes the Partnership’s income tax expense from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense from continuing operations	$89	$5	$87	$7
Effective tax rate	21%	7%	12%	1%

The increase in the effective tax rate in the 2013 periods presented over the 2012 periods presented is primarily due to the Partnership conducting a significant portion of its activities through corporate subsidiaries, Southern Union and Sunoco. The Southern Union transaction was completed in March 2012 while the Holdco and Sunoco transactions were completed in October 2012.

13.	RETIREMENT BENEFITS:
The following table sets forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended June 30,
	2013		2012 (1)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Service cost	$3	$1	$2	$—
Interest cost	9	1	(1)	1
Expected return on plan assets	(15)	(1)	(1)	(2)
	(3)	1	—	(1)
Regulatory adjustment(3)	2	(3)	—	1
Net periodic benefit cost	$(1)	$(2)	$—	$—

	Six Months Ended June 30,
	2013		2012 (1)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Service cost	$5	$1	$2	$—
Interest cost	18	3	(1)	1
Expected return on plan assets	(30)	(4)	(1)	(2)
Actuarial loss amortization	1	—	—	—
Settlement credits	(2)	—	—	—
Curtailment recognition(2)	—	—	—	(15)
	(8)	—	—	(16)
Regulatory adjustment(3)	4	—	—	1
Net periodic benefit cost	$(4)	$—	$—	$(15)

(1)	The three and six months ended June 30, 2012 include components of net periodic benefit cost of Southern Union subsequent to the Southern Union Merger on March 26, 2012.

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
FERC Audit
The FERC is currently conducting an audit of Panhandle Eastern Pipe Line Company, LP, a subsidiary of Southern Union, to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention.  A draft audit report was received on July 19, 2013 noting no issues that would have a material impact on the Partnership’s historical financial position or results of operations.
Contingent Residual Support Agreement — AmeriGas
In connection with the closing of the contribution of ETP’s propane operations in January 2013, ETP agreed to provide contingent, residual support of $1.55 billion of senior notes issued by AmeriGas and certain of its affiliates with maturities through 2022.
PEPL Holdings Guarantee of Collection
In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution. In connection with the closing of the SUGS Contribution on April 30, 2013, Regency entered into an agreement with PEPL Holdings, a subsidiary of Southern Union, pursuant to which PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to Southern Union) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056.  Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled $32 million and $12 million for the three months ended June 30, 2013 and 2012, respectively, which include contingent rentals totaling $6 million in the three months ended June 30, 2013.  For the six months ended June 30, 2013 and 2012, rental expense for operating leases totaled $65 million and $19 million, respectively, which include contingent rentals totaling $10 million in the six months ended June 30, 2013.  During the three and six months ended June 30, 2013, $5 million and $10 million, respectively, of rental expense was recovered through related sublease rental income.
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
Sunoco Litigation
Following the announcement of the Sunoco Merger on April 30, 2012, eight putative class action and derivative complaints were filed in connection with the Sunoco Merger in the Court of Common Pleas of Philadelphia County, Pennsylvania.  Each complaint names as defendants the members of Sunoco’s board of directors and alleges that they breached their fiduciary duties by negotiating and executing, through an unfair and conflicted process, a merger agreement that provides inadequate consideration and that contains impermissible terms designed to deter alternative bids. Each complaint also names as defendants Sunoco, ETP, ETP GP, ETP LLC, and Sam Acquisition Corporation, alleging that they aided and abetted the breach of fiduciary duties by Sunoco’s directors; some of the complaints also name ETE as a defendant on those aiding and abetting claims. In September 2012, all of these lawsuits were settled with no payment obligation on the part of any of the defendants following the filing of Current Reports on Form 8-K that included additional disclosures that were incorporated by reference into the proxy statement related to the Sunoco Merger. Subsequent to the settlement of these cases, the plaintiffs’ attorneys sought compensation from Sunoco for attorneys’ fees related to their efforts in obtaining these additional disclosures. In January 2013, Sunoco entered into agreements to compensate the plaintiffs’ attorneys in the state court actions in the aggregate amount of not more than $950,000 and to compensate the plaintiffs’ attorneys in the federal court action in the amount of not more than $250,000. The payment of $950,000 was made in July 2013.
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
As of June 30, 2013, Sunoco was a defendant in two lawsuits involving one state and Puerto Rico.  These cases are venued in a multidistrict proceeding in a New York federal court.  Both cases assert natural resource damage claims.  In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.
Discovery is proceeding in these cases.  There has been insufficient information developed about the plaintiffs’ legal theories or the facts in the natural resource damage claims that would be relevant to an analysis of the ultimate liability of Sunoco in these matters; however, it is reasonably possible that a loss may be realized.  Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Other Litigation and Contingencies
In November 2011, a derivative lawsuit was filed in the Judicial District Court of Harris County, Texas naming as defendants ETP, ETP GP, ETP LLC, the boards of directors of ETP LLC (collectively with ETP GP and ETP LLC, the “ETP Defendants”), certain members of management for ETP and ETE, ETE, and Southern Union.  The lawsuit is styled W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, in the 157th Judicial District Court of Harris County, Texas.  Plaintiffs assert claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the ETP Defendants and the individual defendants.  Plaintiffs also assert claims for aiding and abetting and tortious interference with contract against Southern Union.  On October 5, 2012, certain defendants filed a motion for summary judgment with respect to the primary allegations in this action.  On December 13, 2012, Plaintiffs filed their opposition to the motion for summary judgment.  Defendants filed a reply on December 19, 2012.  On December 20, 2012, the court conducted an oral hearing on the motion.  Plaintiffs filed a post-hearing sur-reply on January 7, 2013.  On January 16, 2013, the Court granted defendants’ motion for summary judgment.  The parties agreed to settle the matter and executed a memorandum of understanding. The parties are drafting a stipulation of settlement (with proposed judgment) and will have a settlement hearing likely in August 2013 for the Court to approve the settlement, which will dispose of the case. It is unlikely the Court will reject the settlement.
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2013 and December 31, 2012, accruals of approximately $37 million and $42 million were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter.  Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
No amounts have been recorded in our June 30, 2013 or December 31, 2012 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Litigation Related to Incident at JJ's Restaurant.  On February 19, 2013, there was a natural gas explosion at JJ's Restaurant located at 910 W. 48th Street in Kansas City, Missouri.  One person died and media reports indicate that up to fifteen people were transported to area hospitals.  The extent and nature of those injuries are currently unknown.  The restaurant building was destroyed in the explosion and fire.  Immediately surrounding buildings sustained damage, but the full extent of that damage is unknown at this time.  A contractor, Heartland Midwest LLC, was in the process of installing cable for Time Warner Cable and hit a natural gas line while directionally boring.  The utility locates for the work were done by USIC Locating Services, Inc., a utility infrastructure locating company engaged by Missouri Gas Energy to locate and mark underground gas lines (and engaged by others to mark other underground facilities).  Several parties have retained counsel, and to date, nine lawsuits have been filed in the Circuit Court of Jackson County, Missouri, against numerous defendants.  MGE and MGE employee, Michael Palier, are defendants in all but one of the lawsuits (Palier v. Time Warner).  The lawsuits filed to date include Simmons v. MGE, Case No. 1316-CV07265 (no trial date set); Tanner v. MGE, Case No. 1316-CV09906 (no trial date set), JJ's Restaurant v. MGE, Case No. 1316-CV11288 (two trial dates set on January 12, 2015 and April 6, 2015); Meek v. MGE, Case No. 1316-CV13523 (no trial date set); Cramer v. MGE, Case No. 1316-CV13738 (no trial date set); Plazaview, LLC v. MGE, Case No. 1316-CV16817 (no trial date set); Mingos v. MGE, Case No. 1316-CV18072 (no trial date set); Palier v. Time Warner, Case No. 1316-CV18684 (no trial date set); and Couture v. MGE, Case No. 1316-CV18787 (no trial date set).  Discovery in the pending lawsuits is ongoing.  No demands have been made in any of the pending lawsuits.  The Partnership anticipates that more lawsuits will be filed.  The Missouri Public Service Commission and the Occupational Safety and Health Administration investigations are ongoing.  The Partnership will assess its potential exposure as the matter progresses as no estimate can be made at this time.

Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, Southern Union’s former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted.  By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices.  The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. Southern Union believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Southern Union will continue to assess its potential exposure for such cost recoveries as the matter progresses.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of June 30, 2013, Sunoco had been named as a PRP at 39 identified or potentially identifiable as “Superfund” sites under federal and/or comparable state law.  Sunoco is usually one of a number of companies identified as a PRP at a site.  Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2013	December 31, 2012
Current	$40	$46
Non-current	160	166
Total environmental liabilities	$200	$212
During the three and six months ended June 30, 2013, the Partnership recorded $11 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
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
ETP
ETP injects and holds natural gas in our Bammel storage facility to take advantage of contango markets (i.e., when the price of natural gas is higher in the future than the current spot price). We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract to lock in the sale price. If we designate the related financial contract as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices along with the financial derivative we use to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from our derivative instruments using mark-to-market accounting, with changes in the fair value of our derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that we recognize in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdraw of natural gas.
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
The following table details ETP’s outstanding commodity-related derivatives:

	June 30, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	9,650,000	2013-2015	—	—
Basis Swaps IFERC/NYMEX (1)	(37,702,500)	2013-2014	(30,980,000)	2013-2014
Power (Megawatt):
Forwards	145,078	2013	19,650	2013
Futures	(557,260)	2013	(1,509,300)	2013
Options — Calls	(1,200)	2013	1,656,400	2013
Crude (Bbls) — Futures	(80,000)	2013	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	8,770,000	2013-2014	150,000	2013
Swing Swaps IFERC	20,060,000	2013	(83,292,500)	2013
Fixed Swaps/Futures	23,435,000	2013-2015	27,077,500	2013
Forward Physical Contracts	1,758,402	2013-2014	11,689,855	2013-2014
Natural Gas Liquid (Bbls):
Forwards/Swaps	(597,000)	2013-2014	(30,000)	2013
Refined Products (Bbls) — Futures	(1,227,000)	2013	(666,000)	2013
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(10,530,000)	2013	(18,655,000)	2013
Fixed Swaps/Futures	(32,682,500)	2013	(44,272,500)	2013
Hedged Item — Inventory	32,682,500	2013	44,272,500	2013
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(2,300,000)	2013	—	—
Fixed Swaps/Futures	(4,140,000)	2013	(8,212,500)	2013
Natural Gas Liquid (Bbls):
Forwards/Swaps	(690,000)	2013	(930,000)	2013
Crude (Bbls) — Futures	(210,000)	2013	—	—
Refined Products (Bbls) — Futures	—	—	(98,000)	2013

(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

We expect gains of $6 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table details Regency’s outstanding commodity-related derivatives:

	June 30, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	18,672,000	2013-2014	8,395,000	2013-2014
Propane (Gallons):
Forwards/Swaps	20,496,000	2013	3,318,000	2013
Natural Gas Liquids (Barrels):
Forwards/Swaps	234,000	2013-2014	243,000	2013-2014
WTI Crude Oil (Barrels):
Forwards/Swaps	700,000	2013-2014	356,000	2014

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
The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	June 30, 2013	December 31, 2012
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$500	$500
ETP	July 2013 (2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	100	400
ETP	July 2014 (2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union	November 2016	Pay a fixed rate of 2.91% and receive a floating rate	75	75
Southern Union	November 2021	Pay a fixed rate of 3.75% and receive a floating rate	450	450

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
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
Our counterparties consist of a diverse portfolio of customers across the energy industry including petrochemical companies, consumer and industrials, oil and gas producers, municipalities, utilities and midstream companies. Our overall exposure to credit risk may be affected either positively or negatively in that the counterparties may experience similar changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.
ETP utilizes master-netting agreements and has maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds its pre-established credit limit with the counterparty. Margin deposits are returned to ETP on or about the settlement date for non-exchange traded derivatives. ETP exchanges margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. ETP had net deposits with counterparties of $34 million and $41 million as of June 30, 2013 and December 31, 2012, respectively.
Regency is exposed to credit risk from its derivative counterparties. Regency does not require collateral from these counterparties as it deals primarily with financial institutions when entering into financial derivatives, and enters into master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If Regency’s counterparties failed to perform under existing swap contracts, Regency’s maximum loss as of June 30, 2013 would be $13 million, which would be reduced by $1 million, due to the netting feature.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$20	$8	$(2)	$(10)
	20	8	(2)	(10)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$81	$110	$(80)	$(116)
Commodity derivatives	91	40	(76)	(44)
Current assets held for sale	1	1	—	—
Non-current assets held for sale	—	1	—	—
Current liabilities held for sale	—	—	(5)	(9)
Interest rate derivatives	40	55	(122)	(235)
Embedded derivatives in Regency Preferred Units	—	—	(47)	(25)
	213	207	(330)	(429)
Total derivatives	$233	$215	$(332)	$(439)
In addition to the above derivatives, $7 million in option premiums were included in price risk management liabilities as of December 31, 2012.
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
Contract Type	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bi-lateral contracts	Price risk management asset (liability)	$82	$28	$(81)	$(27)
Broker cleared derivative contracts	Other current assets (liabilities)	171	149	(155)	(221)
	Gross fair value	253	177	(236)	(248)

Collateral paid to OTC counterparties	Other current assets (liabilities)	—	—	—	2
Counterparty netting	Price risk management asset (liability)	(63)	(25)	63	25
Payments on margin deposit	Other current assets (liabilities)	(11)	—	16	59
	Net fair value	179	152	(157)	(162)
	Other derivatives – gross	54	63	(175)	(277)
	Total derivatives	$233	$215	$(332)	$(439)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity derivatives	$6	$(17)	$8	$5
Interest rate derivatives	—	20	—	20
Total	$6	$3	$8	$25

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$1	$13	$2	$16
Total		$1	$13	$2	$16

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(1)	$32	$4	$19
Total		$(1)	$32	$4	$19

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Commodity derivatives — Trading	Cost of products sold	$3	$—	$(1)	$(11)
Commodity derivatives — Non-Trading	Cost of products sold	35	12	14	12
Commodity derivatives — Non-Trading	Deferred gas purchases	2	—	(3)	—
Interest rate derivatives	Gains (losses) on interest rate derivatives	46	(44)	52	(17)
Embedded derivatives	Other income	(8)	8	(22)	8
Total		$78	$(24)	$40	$(8)

16.	RELATED PARTY TRANSACTIONS:
The Parent Company has agreements with subsidiaries to provide or receive various general and administrative services. The Parent Company pays ETP to provide services on its behalf and on behalf of other subsidiaries of the Parent Company. The Parent Company receives management fees from certain of its subsidiaries, which include the reimbursement of various general and administrative services for expenses incurred by ETP on behalf of those subsidiaries. All such amounts have been eliminated in our consolidated financial statements.
In the ordinary course of business, our subsidiaries have related party transactions between each other which are generally based on transactions made at market-related rates. Our consolidated revenues and expenses reflect the elimination of all material intercompany transactions (see Note 18).

17.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	June 30, 2013	December 31, 2012
Deposits paid to vendors	$34	$41
Prepaid expenses and other	251	270
Total other current assets	$285	$311
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Interest payable	$323	$334
Customer advances and deposits	99	61
Accrued capital expenditures	402	427
Accrued wages and benefits	123	250
Taxes payable other than income taxes	273	208
Income taxes payable	37	41
Deferred income taxes	84	130
Other	201	303
Total accrued and other current liabilities	$1,542	$1,754

18.	REPORTABLE SEGMENTS:
As a result of the Holdco Acquisition in April 2013, our reportable segments were re-evaluated and currently reflect the following reportable segments:
•Investment in ETP, including the consolidated operations of ETP;

•	Investment in Regency, including the consolidated operations of Regency; and

•	Corporate and Other, including the following:

◦	activities of the Parent Company; and

◦	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
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
As discussed in Note 2, Regency completed its acquisition of SUGS on April 30, 2013. Therefore, the investment in Regency segment amounts have been retrospectively adjusted to reflect SUGS beginning March 26, 2012.
Eliminations in the tables below include the following:

•
ETP’s Segment Adjusted EBITDA reflects 100% of Lone Star, which is a consolidated subsidiary of ETP. Regency’s Segment Adjusted EBITDA includes its 30% investment in Lone Star. Therefore, 30% of the results of Lone Star are included in eliminations.

•
ETP’s Segment Adjusted ABITDA reflects the results of SUGS from March 26, 2012 to April 30, 2013. Because the SUGS Contribution was a transaction between entities under common control, Regency’s results have been recast to retrospectively consolidate SUGS beginning March 26, 2012. Therefore, the eliminations also include the results of SUGS from March 26, 2012 to April 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA:
Investment in ETP	$1,069	$642	$2,025	$1,136
Investment in Regency	153	137	274	257
Corporate and Other	(23)	(10)	(29)	(41)
Adjustments and Eliminations	(36)	(41)	(55)	(43)
Total	1,163	728	2,215	1,309
Depreciation and amortization	(318)	(206)	(630)	(360)
Interest expense, net of interest capitalized	(305)	(282)	(615)	(495)
Bridge loan related fees	—	—	—	(62)
Gain on deconsolidation of Propane Business	—	1	—	1,057
Gains (losses) on interest rate derivatives	46	(44)	52	(17)
Non-cash unit-based compensation expense	(11)	(12)	(27)	(24)
Unrealized gains (losses) on commodity risk management activities	22	37	23	(47)
Losses on extinguishment of debt	(7)	(8)	(7)	(123)
Gain on curtailment of other postretirement benefit plans	—	—	—	15
LIFO valuation adjustment	(22)	—	16	—
Equity in earnings of unconsolidated affiliates	54	22	144	97
Adjusted EBITDA related to unconsolidated affiliates	(184)	(140)	(388)	(281)
Adjusted EBITDA related to discontinued operations	(23)	(27)	(63)	(34)
Other, net	3	4	(4)	2
Income from continuing operations before income tax expense	$418	$73	$716	$1,037

	June 30, 2013	December 31, 2012
Total assets:
Investment in ETP	$43,651	$43,320
Investment in Regency	8,521	8,123
Corporate and Other	704	707
Adjustments and Eliminations	(2,733)	(3,246)
Total	$50,143	$48,904

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Investment in ETP:
Revenues from external customers	$11,529	$1,584	$22,366	$2,903
Intersegment revenues	22	12	39	16
	11,551	1,596	22,405	2,919
Investment in Regency:
Revenues from external customers	628	509	1,163	880
Intersegment revenues	11	2	16	6
	639	511	1,179	886
Corporate and Other:
Revenues from external customers	—	4	—	2

Adjustments and Eliminations	(127)	(234)	(342)	(260)
Total revenues	$12,063	$1,877	$23,242	$3,547
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP and Regency.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Intrastate Transportation and Storage	$558	$452	$1,209	$899
Interstate Transportation and Storage	354	310	677	452
Midstream	588	629	1,338	1,088
NGL Transportation and Services	420	148	766	302
Investment in Sunoco Logistics	4,256	—	7,713	—
Retail Marketing	5,291	—	10,508	—
All Other	84	57	194	178
Total revenues	11,551	1,596	22,405	2,919
Less: Intersegment revenues	22	12	39	16
Revenues from external customers	$11,529	$1,584	$22,366	$2,903
Investment in Regency

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gathering and Processing	$583	$462	$1,069	$787
Contract Services	52	44	101	90
Corporate and others	4	5	9	9
Total revenues	639	511	1,179	886
Less: Intersegment revenues	11	2	16	6
Revenues from external customers	$628	$509	$1,163	$880

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72	$9
Accounts receivable from related companies	8	11
Other current assets	1	3
Total current assets	81	23
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,080	6,094
INTANGIBLE ASSETS, net	16	19
GOODWILL	9	9
NOTE RECEIVABLE FROM AFFILIATE	—	166
OTHER NON-CURRENT ASSETS, net	53	56
Total assets	$4,239	$6,367
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$—	$1
Accounts payable to related companies	24	15
Interest payable	29	48
Price risk management liabilities	5	5
Accrued and other current liabilities	13	1
Current maturities of long-term debt	4	4
Total current liabilities	75	74
LONG-TERM DEBT, less current maturities	2,682	3,840
PREFERRED UNITS	—	331
OTHER NON-CURRENT LIABILITIES	1	9
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
General Partner	(2)	—
Limited Partners	1,485	2,125
Accumulated other comprehensive loss	(2)	(12)
Total partners’ capital	1,481	2,113
Total liabilities and partners’ capital	$4,239	$6,367

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(23)	$(10)	$(29)	$(41)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(53)	(63)	(117)	(106)
Bridge loan related fees	—	—	—	(62)
Gains (losses) on interest rate derivatives	6	(9)	6	(9)
Equity in earnings of unconsolidated affiliates	198	127	366	434
Other, net	(2)	9	(10)	4
INCOME BEFORE INCOME TAXES	126	54	216	220
Income tax benefit	(1)	—	(1)	—
NET INCOME	127	54	217	220
GENERAL PARTNER’S INTEREST IN NET INCOME	—	—	—	1
LIMITED PARTNERS’ INTEREST IN NET INCOME	$127	$54	$217	$219

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$427	$203
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in (paid for) acquisitions and other transactions, net	1,332	(1,113)
Contributions to affiliate	—	(445)
Note receivable from affiliate	—	(221)
Payments received on note receivable from affiliate	166	55
Net cash provided by (used in) investing activities	1,498	(1,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	440	2,005
Principal payments on debt	(1,602)	(107)
Distributions to partners	(360)	(315)
Redemption of Preferred Units	(340)	—
Debt issuance costs	—	(77)
Net cash provided by (used in) financing activities	(1,862)	1,506
DECREASE IN CASH AND CASH EQUIVALENTS	63	(15)
CASH AND CASH EQUIVALENTS, beginning of period	9	18
CASH AND CASH EQUIVALENTS, end of period	$72	$3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts are in millions)
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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP and Regency. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. At June 30, 2013, our interests in ETP and Regency consisted of:

	General Partner Interest (as a % of total partnership interest)	IDRs	Common Units
ETP	0.8%	100%	99.7
Regency	1.3%	100%	26.3
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
As a result of the Holdco Acquisition in April 2013, our reportable segments were re-evaluated and currently reflect the following reportable segments:

•	Investment in ETP, including the consolidated operations of ETP.

•	Investment in Regency, including the consolidated operations of Regency.

•	Corporate and Other, including the following:

◦	activities of the Parent Company; and

◦	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
Each of the respective general partners of ETP and Regency has separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners. ETP also controls Holdco.
RECENT DEVELOPMENTS
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern

Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. In addition, PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis. Upon the closing of the transaction, ETE agreed to forego incentive distributions with respect to the Regency common units issued in the transaction for the first eight consecutive quarters following the closing.
Acquisition of ETE’s Holdco Interest
On April 30, 2013, ETP acquired ETE’s 60% interest in Holdco for approximately 49.5 million of newly issued ETP Common Units and $1.40 billion in cash, less $68 million of closing adjustments. ETE, which owns the general partner and IDRs of ETP, agreed to forego incentive distributions on the newly issued ETP units for each of the first eight consecutive quarters beginning with the quarter in which the closing of the transaction occurred and 50% of incentive distributions on the newly issued ETP units for the following eight consecutive quarters. As a result, ETP now owns 100% of Holdco.
Equity Offering
In April 2013, ETP issued 13.8 million Common Units at $48.05 per Common Unit in a public offering. Net proceeds of $657 million from the offering were used to repay amounts outstanding under the ETP Credit Facility and for general partnership purposes.
Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion total principal amount of Southern Union’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates. In conjunction with this transaction, Southern Union entered into intercompany notes payable to ETP, which provide for the reimbursement by Southern Union of ETP’s payments under the newly issued notes.
Sale of AmeriGas Common Units
On July 12, 2013, ETP received $346 million in net proceeds from the sale of 7.5 million of its AmeriGas common units, which were received in connection with ETP’s contribution of its retail propane operations to AmeriGas in January 2012. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility.
Class H Units
On August 7, 2013, ETP, ETE and ETE Holdings entered into an Exchange and Redemption Agreement, pursuant to which ETP has agreed to redeem and cancel 50.2 million of its common units representing limited partner interests currently owned by ETE Holdings in exchange for the issuance by ETP to ETE Holdings of the new Class H Units of limited partner interest in ETP which will generally be entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50% of the profits, losses, and other items allocated to ETP by Sunoco Partners, the general partner of Sunoco Logistics, with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ending September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Cash Distributions” below.
This transaction is subject to certain customary closing conditions. In the Exchange and Redemption Agreement, ETP, ETE and ETE Holdings have made customary representations and warranties and have agreed to customary covenants relating to this transaction.
In connection with this transaction, ETP has agreed to make incremental cash distributions of $329 million over 15 quarters, commencing with the quarter ending September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the

Class H units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. As a result, the net IDR subsidies from ETE to ETP, taking into account the incremental cash distributions related to the Class H Units as an offset thereto will be $21 million with respect to each of the quarters ending September 30, 2013 and December 31, 2013, a total of $109 million during 2014, a total of $53 million during 2015 and a total of $22 million during 2016.
LNG Export License
On August 7, 2013, Lake Charles Exports, LLC, an entity owned by BG Group plc and Trunkline LNG Export, LLC (a joint venture owned by ETP and ETE), received an order from the Department of Energy conditionally granting authorization to export up to 2.0 Bcf/d of natural gas in the form of  LNG to non-free trade agreement countries from the existing LNG import terminal owned by Trunkline LNG Company, LLC (an indirect wholly-owned subsidiary of ETP) which is located in Lake Charles, Louisiana.  Lake Charles Exports, LLC previously received approval to export LNG from the Lake Charles facility to free trade agreement countries on July 22, 2011.
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

As discussed in Note 2, Regency completed its acquisition of SUGS on April 30, 2013. Therefore, the investment in Regency segment amounts have been retrospectively adjusted to reflect SUGS beginning March 26, 2012.

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,069	$642	$427	$2,025	$1,136	$889
Investment in Regency	153	137	16	274	257	17
Corporate and Other	(23)	(10)	(13)	(29)	(41)	12
Adjustments and Eliminations (1)	(36)	(41)	5	(55)	(43)	(12)
Total	1,163	728	435	2,215	1,309	906
Depreciation and amortization	(318)	(206)	(112)	(630)	(360)	(270)
Interest expense, net of interest capitalized	(305)	(282)	(23)	(615)	(495)	(120)
Bridge loan related fees	—	—	—	—	(62)	62
Gain on deconsolidation of Propane Business	—	1	(1)	—	1,057	(1,057)
Gains (losses) on interest rate derivatives	46	(44)	90	52	(17)	69
Non-cash unit-based compensation expense	(11)	(12)	1	(27)	(24)	(3)
Unrealized gains (losses) on commodity risk management activities	22	37	(15)	23	(47)	70
Losses on extinguishment of debt	(7)	(8)	1	(7)	(123)	116
Gain on curtailment of other postretirement benefit plans	—	—	—	—	15	(15)
LIFO valuation adjustment	(22)	—	(22)	16	—	16
Equity in earnings of unconsolidated affiliates	54	22	32	144	97	47
Adjusted EBITDA related to unconsolidated affiliates	(184)	(140)	(44)	(388)	(281)	(107)
Adjusted EBITDA related to discontinued operations	(23)	(27)	4	(63)	(34)	(29)
Other, net	3	4	(1)	(4)	2	(6)
Income from continuing operations before income tax expense	418	73	345	716	1,037	(321)
Income tax expense from continuing operations	89	5	84	87	7	80
Income from continuing operations	329	68	261	629	1,030	(401)
Income from discontinued operations	9	7	2	31	6	25
Net income	$338	$75	$263	$660	$1,036	$(376)

(1)	See description of eliminations included in Note 18 to our consolidated financial statements.
See the detailed discussion of Segment Adjusted EBITDA in the Segment Operating Results section below.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2013 increased primarily due to the following:

•	depreciation and amortization related to Sunoco Logistics and Sunoco of $90 million; and

•	additional depreciation and amortization related to assets placed in service.
Depreciation and amortization for the six months ended June 30, 2013 increased primarily due to the following:

•	depreciation and amortization related to Southern Union, which was acquired March 26, 2012 and resulted in increased depreciation and amortization of $36 million;

•	depreciation and amortization related to Sunoco Logistics and Sunoco of $182 million; and

•	additional depreciation and amortization related to assets placed in service.

Interest Expense, Net of Interest Capitalized. Interest expense for the three months ended June 30, 2013 increased primarily due to the following:

•	interest expense related to Sunoco Logistics and Sunoco of $25 million;

•	incremental interest expense due to ETP’s issuance of $1.25 billion senior notes in January 2013; and

•	an increase of $13 million related to Regency primarily due to its issuance of $700 million senior notes in October 2012 and the issuance of $600 million senior notes in April 2013; offset by

•	a reduction of $10 million for the Parent Company primarily related to a $1.1 billion principal paydown in April 2013 on the Parent Company’s $2 billion term loan.
Interest expense for the six months ended June 30, 2013 increased primarily due to the following:

•	interest expense related to Sunoco Logistics and Sunoco of $53 million;

•	incremental interest expense due to ETP’s issuance of $1.25 billion of senior notes in January 2013;

•	an increase of $21 million related to Regency primarily due to its issuance of $700 million senior notes in October 2012 and the issuance of $600 million senior notes in April 2013; and

•	an increase of $11 million for the Parent Company primarily related to ETE’s senior secured term loan issued on March 26, 2012; offset by

•	a reduction of several series of ETP’s higher coupon notes that were repurchased in the tender offers completed in January 2012.
Bridge Loan Related Fees. The bridge loan commitment fee recognized during the six months ended June 30, 2012 was incurred in connection with the Southern Union Merger. The Parent Company obtained permanent financing for the transaction through a $2 billion senior secured term loan which was funded upon closing of the Southern Union Merger on March 26, 2012.
Gain on Deconsolidation of Propane Business. ETP recognized a gain on deconsolidation related to the contribution of its Propane Business to AmeriGas in January 2012.
Gains on Interest Rate Derivatives. Gains on interest rate derivatives during the three and six months ended June 30, 2013 resulted from increases in forward interest rates, which caused our forward-starting swaps to increase in value. These swaps are marked to fair value for accounting purposes with changes in value recorded in earnings each period. Conversely, decreases in forward interest rates resulted in losses on interest rate derivatives during the three and six months ended June 30, 2012.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Loss on Extinguishment of Debt. ETP recognized a loss on extinguishment of debt in connection with its repurchase of $750 million of senior notes in January 2012. In addition, Regency recognized a $7 million loss on extinguishment of debt in connection with its repurchase senior notes in June 2013 and $8 million in connection with its repurchase of senior notes in May 2012.
LIFO Valuation Adjustment. A LIFO valuation reserve adjustment was recorded for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC and MEP, as well as Citrus beginning March 26, 2012. The 2013 amounts also include our proportionate share of PES.
Adjusted EBITDA Related to Discontinued Operations. Amounts reflect the operations of Canyon, which was sold in October 2012, and Southern Union’s distribution operations beginning March 26, 2012.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. Income tax expense increased primarily due to the acquisitions of Southern Union and Sunoco, both of which are taxable corporations.
Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of ETE has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the Propane Transaction, the Sunoco Merger and the Holdco Transaction for the six months ended June 30, 2012, giving effect that each occurred on January 1, 2012. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the Propane Transaction, the Sunoco Merger and the Holdco Transaction had been consummated on January 1, 2012.

The following table presents the pro forma financial information for the six months ended June 30, 2012:

	ETE Historical	Propane Transaction	(a)	Sunoco Historical	(b)	Southern Union Historical	(c)	Holdco Pro Forma Adjustments	(d)	Pro Forma
REVENUES	$3,547	$(93)		$24,435		$443		$(9,224)		$19,108
COSTS AND EXPENSES:
Cost of products sold and natural gas operations	2,383	(80)		22,972		313		(8,545)		17,043
Depreciation and amortization	360	(4)		112		49		48		565
Selling, general and administrative	255	(1)		309		—		(55)		508
Impairment charges	—	—		108		—		(8)		100
Total costs and expenses	2,998	(85)		23,501		362		(8,560)		18,216
OPERATING INCOME	549	(8)		934		81		(664)		892
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(557)	2		(86)		(50)		(16)		(707)
Equity in earnings of affiliates	97	3		6		16		10		132
Gain on deconsolidation of Propane Business	1,057	(1,057)		—		—		—		—
Gain (loss) on disposal of assets	—	2		104		—		7		113
Loss on extinguishment of debt	(123)	115		—		—		—		(8)
Gains on interest rate derivatives	(17)	—		—		—		—		(17)
Other, net	31	1		5		(2)		—		35
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,037	(942)		963		45		(663)		440
Income tax expense	7	—		333		12		(306)		46
INCOME FROM CONTINUING OPERATIONS	$1,030	$(942)		$630		$33		$(357)		$394

(a)	Propane Transaction adjustments reflect the following:

•	The adjustments reflect the deconsolidation of ETP’s propane operations in connection with the Propane Transaction.

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

•	The adjustment to interest expense includes incremental amortization of fair value adjustments to debt recorded in purchase accounting.

•	The adjustment to equity in earnings of affiliates reflects the reversal of amounts related to Citrus Corp. recorded in Southern Union’s historical income statements.

•	The adjustment to income tax expense includes the pro forma impact resulting from the pro forma adjustments to pre-tax income of Sunoco and Southern Union.

Segment Operating Results
Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues	$11,551	$1,596	$9,955	$22,405	$2,919	$19,486
Cost of products sold	10,229	799	9,430	19,823	1,580	18,243
Gross margin	1,322	797	525	2,582	1,339	1,243
Unrealized losses (gains) on commodity risk management activities	(18)	(15)	(3)	(37)	71	(108)
Operating expenses, excluding non-cash compensation expense	(316)	(189)	(127)	(624)	(320)	(304)
Selling, general and administrative, excluding non-cash compensation expense	(115)	(75)	(40)	(263)	(184)	(79)
LIFO valuation adjustment	22	—	22	(16)	—	(16)
Adjusted EBITDA related to unconsolidated affiliates	158	97	61	323	196	127
Adjusted EBITDA related to discontinued operations	23	27	(4)	63	34	29
Other	(5)	(4)	(1)	6	5	1
Elimination	(2)	4	(6)	(9)	(5)	(4)
Segment Adjusted EBITDA	$1,069	$642	$427	$2,025	$1,136	$889
Gross Margin. For the three and six months ended June 30, 2013 compared to the same periods last year, gross margin increased $525 million and $1.24 billion, respectively, primarily as a result of ETP’s acquisition of Sunoco, including Sunoco Logistics and retail marketing operations, in conjunction with the Holdco Transaction in October 2012. Sunoco Logistics’ gross margin was $288 million and $576 million for the three and six months ended June 30, 2013, respectively, and retail marketing gross margin was $204 million and $390 million for the three and six months ended June 30, 2013, respectively. In addition, NGL transportation and services gross margin increased $34 million and $73 million for the three and six months ended June 30, 2013, respectively, primarily as a result of increased volumes transported.
Unrealized Losses (Gains) on Commodity Risk Management Activities. Unrealized losses (gains) on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments on inventory. The increase in unrealized gains on commodity risk management activities for the six months ended June 30, 2013 compared to 2012 was primarily attributable to natural gas storage inventory and related derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2013 compared to the same periods last year, ETP’s operating expense increases of $25 million and $51 million, respectively, were attributable to Sunoco Logistics, and $106 million and $204 million, respectively, were attributable to ETP’s retail marketing operations. As discussed above, Sunoco Logistics and the retail marketing operations were acquired in October of 2012. In addition, operating expenses increased in ETP’s NGL transportation and midstream operations as a result of assets recently being placed in service.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2013 compared to the same periods last year, ETP’s selling, general and administrative increases of $29 million and $59 million, respectively, were attributable to Sunoco Logistics, and $23 million and $38 million, respectively, were attributable to ETP’s retail marketing operations. As discussed above, Sunoco Logistics and the retail marketing operations were acquired in October of

2012. Selling, general and administrative attributable to ETP’s interstate operations decreased $5 million and $23 million for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of decreased employee-related expenses.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three and six months ended June 30, 2013 consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
AmeriGas	$16	$—	$16	$113	$75	$38
Citrus	79	77	2	141	81	60
FEP	19	18	1	37	37	—
Other	28	2	26	16	3	13
Total Adjusted EBITDA related to unconsolidated affiliates	$142	$97	$45	$307	$196	$111
Adjusted EBITDA Related to Discontinued Operations. Amounts reflected the operations of Canyon, which was sold in October 2012, and Southern Union’s distribution operations beginning March 26, 2012.
Investment in Regency

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues	$639	$511	$128	$1,179	$886	$293
Cost of products sold	445	336	109	832	590	242
Gross margin	194	175	19	347	296	51
Unrealized losses (gains) on commodity risk management activities	(4)	(21)	17	14	(24)	38
Operating expenses, excluding non-cash compensation expense	(73)	(57)	(16)	(142)	(98)	(44)
Selling, general and administrative, excluding non-cash compensation expense	(17)	(24)	7	(48)	(55)	7
Adjusted EBITDA related to unconsolidated affiliates	60	59	1	123	116	7
Other	(7)	5	(12)	(20)	22	(42)
Segment Adjusted EBITDA	$153	$137	$16	$274	$257	$17

Gross Margin. Regency’s gross margin increased for the three and six months ended June 30, 2013 compared to the same periods last year primarily as a result of increased volumes in south and west Texas in Regency’s gathering and processing operations. In addition, because the SUGS Contribution was a transaction between entities under common control, Regency has retrospectively consolidated SUGS beginning March 26, 2012. As such, the six months ended June 30, 2013 included a full period of SUGS results, while the six months ended June 30, 2012 included a partial period of SUGS results.

Unrealized Losses (Gains) on Commodity Risk Management Activities. Regency's losses on commodity risk management activities increased primarily due to mark-to-market adjustments on its non-hedged commodity derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. Regency's operating expenses increased for the three and six months ended June 30, 2013 compared to the same periods last year primarily as a result of increased plant and pipeline maintenance and materials and employee expenses from increased operating activity in South and West Texas. In addition, activity related to SUGS was included beginning March 26, 2012, and as such, the six months ended June 30, 2012 included a partial period of SUGS’ operating expenses.

Selling, General and Administrative. Regency's operating expenses decreased for the three and six months ended June 30, 2013 compared to the same periods last year primarily as a result of a decrease in employee expenses and a decrease in the management fee paid to ETE. In connection with the SUGS Acquisition, ETE agreed to suspend a $10 million management fee paid annually by Regency to ETE for two years after the transaction close.
Adjusted EBITDA Related to Unconsolidated Affiliates. Regency's adjusted EBITDA attributable to unconsolidated affiliates increased primarily due to an $11 million increase in adjusted EBITDA attributable to Lone Star, which was partially offset by a $6 million decrease in Regency’s interest in adjusted EBITDA attributable to HPC.
Other. Regency’s other decreased primarily as a result of unrealized losses recorded related to the embedded derivative in Regency’s Preferred Units. Additionally, Regency's other decreased as the result of recognition of a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts.
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
ETP currently expects capital expenditures for the full year 2013 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
ETP legacy assets:
Intrastate transportation and storage	$10	$10	$20	$25
Interstate transportation and storage	15	20	25	30
Midstream	360	380	45	50
NGL transportation and services(1)	445	465	15	20
	830	875	105	125
Holdco:
Southern Union transportation and storage	20	30	75	80
Southern Union gathering and processing	95	95	10	10
Retail marketing	50	70	70	85
	165	195	155	175
Investment in Sunoco Logistics	685	710	60	65
All other (including eliminations)	(10)	(10)	40	70
Total projected capital expenditures	$1,670	$1,770	$360	$435

(1)	ETP expects to receive capital contributions from Regency related to their 30% share of Lone Star of $60 million.
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
In 2013, Regency expects to invest $800 million in growth capital expenditures, of which $465 million is expected to be invested in organic growth projects in the gathering and processing operations; $175 million is expected to be invested in Regency’s portion of growth capital expenditures in its NGL services segment; and $160 million is expected to be invested in growth capital expenditures in its contract services segment. In addition, Regency expects to invest $45 million in maintenance capital expenditures in 2013, including its proportionate share related to joint ventures.
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
Six months ended June 30, 2013 compared to six months ended June 30, 2012. Cash provided by operating activities during 2013 was $1.13 billion as compared to $425 million for 2012. Net income was $660 million and $1.04 billion for 2013 and 2012, respectively. The difference between net income and the net cash provided by operating activities primarily consisted of non-cash items totaling $569 million and $559 million and changes in operating assets and liabilities of $293 million and $153 million for 2013 and 2012, respectively.
The non-cash activity in 2013 consisted primarily of depreciation and amortization of $630 million compared to $360 million in 2012. The non-cash activity in 2012 consisted primarily of the gain on deconsolidation of Propane Business of $1.06 billion, the loss on extinguishment of debt of $123 million, and bridge loan related fees of $62 million which were not reflected in 2013.
Cash paid for interest, net of interest capitalized, was $608 million and $416 million for the six months ended June 30, 2013 and 2012, respectively.
Capitalized interest for the six months ended June 30, 2013 was $18 million.
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
Six months ended June 30, 2013 compared to six months ended June 30, 2012. Cash used in investing activities during 2013 was $1.43 billion as compared to $2.73 billion for 2012. In 2012, we paid cash for acquisitions of $2.98 billion, which primarily consisted of our acquisition of Southern Union for $2.97 billion. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2013 were $1.50 billion, including changes in accruals of $42 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2012 of $1.29 billion, including changes in accruals of $271 million. In 2012, ETP also received cash proceeds from its contribution and sale of propane operations of $1.44 billion.
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
Six months ended June 30, 2013 compared to six months ended June 30, 2012. Cash provided by financing activities during 2013 was $556 million as compared to $2.40 billion for 2012. In 2013, ETP received $1.09 billion in net proceeds from offerings of ETP Common Units as compared to $94 million in 2012. In 2013, Regency received $128 million in net proceeds from offerings of Regency Common Units as compared to $297 million in 2012. During 2013, we had a consolidated net increase in our debt level of $758 million as compared to a net increase of $2.86 billion for 2012. We paid distributions of $360 million and $315 million to our partners in 2013 and in 2012, respectively. Our subsidiaries paid distributions to noncontrolling interest of $684 million and $447 million in 2013 and 2012, respectively. In 2013, we also paid $340 million to redeem our Preferred Units.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2013	December 31, 2012
Parent Company Indebtedness:
ETE Senior Notes, due October 15, 2020	$1,800	$1,800
ETE Senior Secured Term Loan, due March 26, 2017	900	2,000
ETE Senior Secured Revolving Credit Facility	—	60
Subsidiary Indebtedness:
ETP	10,032	7,692
Transwestern	870	870
Regency	2,400	1,962
Southern Union	170	1,260
Panhandle	1,621	1,621
Sunoco	965	965
Sunoco Logistics	2,150	1,450
Revolving Credit Facilities	1,470	1,936
Other Long-Term Debt	49	48
Unamortized premiums and fair value adjustments, net	332	389
Total	22,759	22,053
Current maturities	(899)	(613)
Long-term debt and notes payable, less current maturities	$21,860	$21,440

The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 and in Note 8 to our consolidated financial statements. As a result of the Southern Union Merger, we incurred additional indebtedness which is summarized below.
Credit Facilities
Parent Company Credit Facility
The Parent Company has a $200 million revolving credit facility that expires in September 2015. Indebtedness under the Parent Company Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt.
As of June 30, 2013, we had no outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $200 million.
ETP Credit Facility
ETP has a $2.5 billion revolving credit facility, the ETP Credit Facility, that expires in October 2016. Indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt.
As of June 30, 2013, ETP had $900 million outstanding under the ETP Credit Facility, and the amount available for future borrowings was $1.49 billion after taking into account letters of credit of $107 million. The weighted average interest rate on the total amount outstanding as of June 30, 2013 was 1.70%.
Regency Credit Facility
As of June 30, 2013, there was a balance outstanding under the Regency Credit Facility of $535 million in revolving credit loans and approximately $13 million in letters of credit. The total amount available under the Regency Credit Facility, as of June 30,

2013, which was reduced by any letters of credit, was approximately $652 million, and the weighted average interest rate on the total amount outstanding as of June 30, 2013 was 2.20%.
Southern Union Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Southern Union Credit Facility and the facility was terminated.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains two credit facilities to fund its working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 and a $200 million unsecured credit facility which expires in August 2013. There were no outstanding borrowings under these facilities as of June 30, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility. Outstanding borrowings under this credit facility were $35 million as of June 30, 2013.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2013.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2012	February 7, 2013	February 19, 2013	$0.635
March 31, 2013	May 6, 2013	May 17, 2013	0.645
June 30, 2013	August 5, 2013	August 19, 2013	0.655

The total amounts of distributions declared and/or paid during the six months ended June 30, 2013 and 2012 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2013	2012
Limited Partners	$365	$350
General Partner interest	1	1
Total Parent Company distributions	$366	$351

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

	Six Months Ended June 30,
	2013	2012
Distributions from ETP:
Limited Partners (1)	$178	$90
General Partner interest	10	10
IDRs	363	234
IDR relinquishments related to previous transactions (2)	(86)	(28)
Total distributions from ETP (3)	465	306
Distributions from Regency:
Limited Partners	24	24
General Partner interest	2	3
IDRs	5	4
IDR relinquishment related to previous transaction (4)	(1)	—
Total distributions from Regency	30	31
Total distributions received from subsidiaries	$495	$337

(1)	Does not include common unit distributions received by Southern Union in respect of approximately 2,249,092 ETP Common Units issued to Southern Union in connection with the Citrus Merger.

(2)	Following are incentive distributions ETE has agreed to relinquish to ETP:

•
In conjunction with the Partnership’s Citrus Merger, ETE agreed to relinquish its rights to $220 million of the incentive distributions from ETP that ETE would otherwise be entitled to receive over 16 consecutive quarters beginning with the distribution paid on May 15, 2012.

•
In conjunction with the Holdco transaction in October 2012, ETE agreed to relinquish its right to $210 million of incentive distributions from ETP that ETE would otherwise be entitled to receive over 12 consecutive quarters beginning with the distribution paid on November 14, 2012.

•
As discussed in Note 2, in connection with ETP’s acquisition of ETE’s 60% interest in Holdco on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

As discussed in Note 10 to our consolidated financial statements, ETP has agreed to make incremental cash distributions of $329 million over 15 quarters, commencing with the quarter ending September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the Class H units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition.
As a result, the net IDR subsidies from ETE, taking into account the incremental cash distributions related to the Class H units as an offset thereto, will be the amounts set forth in the table below:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2013	N/A	N/A	$21.00	$21.00	$42.00
2014	$27.25	$27.25	27.25	27.25	109.00
2015	13.25	13.25	13.25	13.25	53.00
2016	5.50	5.50	5.50	5.50	22.00

(3)
Total distributions received from ETP does not include distributions on ETP’s Class E Units or Class F Units, which are held by subsidiaries of Holdco, which is 60% owned by ETE subsequent to October 5, 2012, and 100% owned by ETP subsequent to April 30, 2013.

(4)
In conjunction with Southern Union’s contribution of SUGS to Regency, ETE agreed to forego incentive distributions with respect to the Regency common units issued in the transaction for the first eight consecutive quarters following the closing.

Cash Distributions Paid by Subsidiaries
ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2012	February 7, 2013	February 14, 2013	$0.89375
March 31, 2013	May 6, 2013	May 15, 2013	0.89375
June 30, 2013	August 5, 2013	August 14, 2013	0.89375

The total amounts of ETP distributions declared during the six months ended June 30, 2013 and 2012 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2013	2012
Limited Partners	$665	$425
General Partner interest	10	10
IDRs	363	234
IDR relinquishments related to previous transactions	(86)	(28)
Total ETP distributions	$952	$641
The distributions reflected above for the six months ended June 30, 2013 reflect IDR reductions totaling $86 million, which includes two quarters of IDR relinquishment related to the Citrus Merger, two quarters of IDR relinquishment related to the Holdco Transaction and one quarter of IDR relinquishment related to the Holdco Acquisition. The distributions reflected above for the six months ended June 30, 2012 reflect IDR reductions totaling $28 million, which includes two quarters of IDR relinquishment related to the Citrus Merger.

Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.460
March 31, 2013	May 6, 2013	May 13, 2013	0.460
June 30, 2013	August 5, 2013	August 14, 2013	0.465

The total amounts of Regency distributions declared and/or paid during the six months ended June 30, 2013 and 2012 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2013	2012
Limited Partners	$174	$156
General Partner interest	2	3
IDRs	5	4
IDR relinquishment related to previous transaction	(1)	—
Total Regency distributions	$181	$163
Cash Distributions Paid by Sunoco Logistics
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.5450
March 31, 2013	May 9, 2013	May 15, 2013	0.5725
June 30, 2013	August 8, 2013	August 14, 2013	0.6000

The total amounts of Sunoco Logistics distributions declared and/or paid during the six months ended June 30, 2013 were as follows (all from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

Six Months Ended June 30, 2013
Limited Partners:
Common Units	$121
General Partner interest	2
IDRs	53
Total Sunoco Logistics distributions	$176
Sunoco Logistics declared $94 million in cash distributions to ETP for the six months ended June 30, 2013.
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
Commodity Price Risk
The tables below summarize by operating entity commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of June 30, 2013 and December 31, 2012.
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

	June 30, 2013			December 31, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives		(in millions)			(in millions)
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	9,650,000	$(3)	$—	—	$—	$—
Basis Swaps IFERC/NYMEX (1)	(37,702,500)	(3)	4	(30,980,000)	(6)	—
Power (Megawatt):
Forwards	145,078	—	1	19,650	—	1
Futures	(557,260)	—	1	(1,509,300)	(1)	1
Options — Calls	(1,200)	3	1	1,656,400	2	1
Crude (Bbls) — Futures	(80,000)	—	1	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	8,770,000	(1)	—	150,000	(1)	—
Swing Swaps IFERC	20,060,000	(1)	—	(83,292,500)	1	1
Fixed Swaps/Futures	23,435,000	1	16	27,077,500	(7)	9
Forward Physical Contracts	1,758,402	1	—	11,689,855	—	2
NGLs (Bbls) — Forwards/Swaps	(597,000)	2	1	(30,000)	—	—
Refined Products (Bbls) — Futures	(1,227,000)	1	14	(666,000)	(3)	14
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(10,530,000)	—	—	(18,655,000)	(1)	—
Fixed Swaps/Futures	(32,682,500)	12	13	(44,272,500)	4	15
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(2,300,000)	—	—	—	—	—
Fixed Swaps/Futures	(4,140,000)	1	2	(8,212,500)	(3)	3
NGLs (Bbls) — Forwards/Swaps	(690,000)	6	4	(930,000)	(2)	7
Refined Products (Bbls) — Futures	—	—	—	(98,000)	—	1
Crude (Bbls) — Futures	(210,000)	(1)	2	—	—	—
(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for NGLs and WTI crude oil. Dollar amounts are presented in millions.

	June 30, 2013			December 31, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas:
Fixed Swaps/Futures	18,672,000	$7	$7	8,395,000	$1	$3
Propane:
Forwards/Swaps	20,496,000	2	2	3,318,000	1	1
NGLs:
Forwards/Swaps	234,000	2	1	243,000	—	2
WTI Crude Oil:
Forwards/Swaps	700,000	1	7	356,000	2	3

Interest Rate Risk
As of June 30, 2013, we and our subsidiaries had $3.43 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $34 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following interest rate swaps were outstanding as of June 30, 2013 and December 31, 2012 (dollars in millions), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	June 30, 2013	December 31, 2012
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$500	$500
ETP	July 2013 (2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	100	400
ETP	July 2014 (2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union	November 2016	Pay a fixed rate of 2.91% and receive a floating rate	75	75
Southern Union	November 2021	Pay a fixed rate of 3.75% and receive a floating rate	450	450

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on interest rate derivatives) of $42 million as of June 30, 2013 and $118 million as of December 31, 2012. For the $1 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $10 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Southern Union’s interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $5 million.
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
Our counterparties consist of a diverse portfolio of customers across the energy industry including petrochemical companies, consumer and industrials, oil and gas producers, municipalities, utilities and midstream companies. Our overall exposure to credit risk may be affected either positively or negatively in that the counterparties may experience similar changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2012 and Note 14 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2012.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this report:

	Exhibit Number	Description
(*)	3.1	Amendment No. 4, dated April 30, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended.
(*)	4.1	Registration Rights Agreement, dated April 30, 2013, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
(*)	10.1	First Amendment, dated April 30, 2013, to the Services Agreement, effective as of May 26, 2010, by and among Energy Transfer Equity, L.P., ETE Services Company LLC and Regency Energy Partners LP.
(*)	10.2
Second Amendment, dated April 30, 2013, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

(*)	10.3
Amendment No. 2 to Senior Secured Term Loan Agreement by and among Energy Transfer Equity, L.P., the Restricted Persons party thereto, the Lenders party thereto and Credit Suisse AG, in its capacity as administrative agent for the Lenders dated as of April 25, 2012.

(*)	10.4
Amendment No. 1 to Senior Secured Bridge Term Loan Agreement by and among Energy Transfer Equity, L.P., the Restricted Persons party thereto, the Lenders party thereto and Credit Suisse AG, in its capacity as administrative agent for the Lenders dated as of April 25, 2012.

(*)	10.5
Amendment No. 2 to Amended and Restated Credit Agreement by and among Energy Transfer Equity, L.P., the Restricted Persons party thereto, the Lenders party thereto and Credit Suisse AG, in its capacity as administrative agent for the Lenders dated as of April 29, 2012.

	31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(**)	32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates exhibit incorporated by reference to Energy Transfer Equity, L.P. Current Report on Form 8-K filed on May 1, 2013.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, L.L.C., its General Partner

Date:	August 8, 2013	By:	/s/ Jamie Welch
Jamie Welch
Chief Financial Officer (duly authorized to sign on behalf of the registrant)