Form 10-Q
period 2013-09-30
Energy Transfer Equity, L.P.
filed 2013-11-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 1, 2013, the registrant had units outstanding as follows:
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Canyon	ETC Canyon Pipeline, LLC

Citrus	Citrus Corp., which owns 100% of FGT

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Holdco	ETP Holdco Corporation

Holdco Acquisition	ETP’s April 30, 2013 acquisition of ETE’s 60% interest in Holdco

Holdco Transaction	October 5, 2012 transaction including contributions from ETP and ETE to Holdco

IDRs	incentive distribution rights

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MGE	Missouri Gas Energy

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NEG	New England Gas Company

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyl

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of Southern Union, which owns the general partner and 100% of the limited partner interests in Panhandle Eastern Pipeline Company, LP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETE’s Series A Convertible Preferred Units

Propane Business	Heritage Operating, L.P. and Titan Energy Partners, L.P.

Propane Contribution	ETP’s contribution of its Propane Business to AmeriGas

Regency	Regency Energy Partners LP

Regency Credit Facility	Regency’s $1.2 billion revolving credit facility

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southern Union Merger	ETE’s acquisition of Southern Union on March 26, 2012

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Merger	ETP’s acquisition of Sunoco on October 5, 2012

Transwestern	Transwestern Pipeline Company, LLC

WTI	West Texas Intermediate Crude

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,177	$372
Accounts receivable, net	3,546	3,057
Accounts receivable from related companies	51	71
Inventories	1,697	1,522
Exchanges receivable	43	55
Price risk management assets	36	25
Current assets held for sale	16	184
Other current assets	321	311
Total current assets	6,887	5,597

PROPERTY, PLANT AND EQUIPMENT	32,623	30,388
ACCUMULATED DEPRECIATION	(2,949)	(2,104)
	29,674	28,284

NON-CURRENT ASSETS HELD FOR SALE	145	985
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,087	4,737
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	20	43
GOODWILL	6,428	6,434
INTANGIBLE ASSETS, net	2,195	2,291
OTHER NON-CURRENT ASSETS, net	607	533
Total assets	$50,043	$48,904

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,544	$3,107
Accounts payable to related companies	11	15
Exchanges payable	190	156
Price risk management liabilities	69	115
Accrued and other current liabilities	1,922	1,754
Current maturities of long-term debt	298	613
Current liabilities held for sale	13	85
Total current liabilities	6,047	5,845

NON-CURRENT LIABILTIES HELD FOR SALE	70	142
LONG-TERM DEBT, less current maturities	22,011	21,440
PREFERRED UNITS	—	331
DEFERRED INCOME TAXES	3,708	3,566
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	78	162
OTHER NON-CURRENT LIABILITIES	893	995

COMMITMENTS AND CONTINGENCIES (Note 14)

PREFERRED UNITS OF SUBSIDIARY	32	73

EQUITY:
General Partner	(2)	—
Limited Partners:
Common Unitholders	1,401	2,125
Accumulated other comprehensive income (loss)	1	(12)
Total partners’ capital	1,400	2,113
Noncontrolling interest	15,804	14,237
Total equity	17,204	16,350
Total liabilities and equity	$50,043	$48,904

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Natural gas sales	$915	$734	$2,752	$1,791
NGL sales	968	585	2,468	1,705
Crude sales	4,215	—	11,408	—
Gathering, transportation and other fees	786	627	2,341	1,712
Refined product sales	4,633	—	13,945	—
Other	969	158	2,814	443
Total revenues	12,486	2,104	35,728	5,651
COSTS AND EXPENSES:
Cost of products sold	11,064	1,228	31,436	3,205
Operating expenses	403	208	1,127	614
Depreciation and amortization	332	211	962	571
Selling, general and administrative	158	98	499	353
Total costs and expenses	11,957	1,745	34,024	4,743
OPERATING INCOME	529	359	1,704	908
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(298)	(237)	(913)	(732)
Bridge loan related fees	—	—	—	(62)
Equity in earnings of unconsolidated affiliates	38	21	182	118
Gain on deconsolidation of Propane Business	—	—	—	1,057
Losses on extinguishment of debt	—	—	(7)	(123)
Gains (losses) on interest rate derivatives	3	(6)	55	(23)
Gain on sale of AmeriGas common units	87	—	87	—
Other, net	33	(3)	—	28
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	392	134	1,108	1,171
Income tax expense from continuing operations	49	26	136	33
INCOME FROM CONTINUING OPERATIONS	343	108	972	1,138
Income (loss) from discontinued operations	13	(142)	44	(136)
NET INCOME (LOSS)	356	(34)	1,016	1,002
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	205	(69)	648	747
NET INCOME ATTRIBUTABLE TO PARTNERS	151	35	368	255
GENERAL PARTNER’S INTEREST IN NET INCOME	1	—	1	1
LIMITED PARTNERS’ INTEREST IN NET INCOME	$150	$35	$367	$254
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.52	$0.23	$1.24	$1.06
Diluted	$0.52	$0.23	$1.24	$1.06
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.54	$0.13	$1.31	$0.97
Diluted	$0.54	$0.13	$1.31	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$356	$(34)	$1,016	$1,002
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(3)	(7)	(5)	(15)
Change in value of derivative instruments accounted for as cash flow hedges	(4)	(7)	4	14
Change in value of available-for-sale securities	1	—	1	—
Actuarial gain relating to pension and other postretirement benefits	8	—	9	—
Foreign currency translation adjustment	—	—	(1)	—
Change in other comprehensive income from equity investments	9	8	13	(14)
	11	(6)	21	(15)
Comprehensive income (loss)	367	(40)	1,037	987
Less: Comprehensive income (loss) attributable to noncontrolling interest	213	(67)	660	739
Comprehensive income attributable to partners	$154	$27	$377	$248

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2012	$—	$2,125	$(12)	$14,237	$16,350
Distributions to partners	(1)	(543)	—	—	(544)
Distributions to noncontrolling interest	—	—	—	(1,050)	(1,050)
Subsidiary units issued for cash	—	96	—	1,354	1,450
Subsidiary units issued in certain acquisitions	(1)	(506)	—	507	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	4	—	44	48
Capital contributions from noncontrolling interest	—	—	—	15	15
Other, net	(1)	(1)	4	(4)	(2)
Conversion of Regency Preferred Units for Regency Common Units	—	—	—	41	41
Deemed distribution related to SUGS Transaction	—	(141)	—	—	(141)
Other comprehensive income, net of tax	—	—	9	12	21
Net income	1	367	—	648	1,016
Balance, September 30, 2013	$(2)	$1,401	$1	$15,804	$17,204

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,016	$1,002
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	962	571
Deferred income taxes	244	37
Gain on curtailment of other postretirement benefit plans	—	(15)
Amortization of finance costs charged to interest	(43)	6
Bridge loan related fees	—	62
Non-cash compensation expense	43	34
Gain on deconsolidation of Propane Business	—	(1,057)
Gain on sale of AmeriGas common units	(87)	—
Write-down of assets included in loss from discontinued operations	—	145
Losses on extinguishment of debt	7	123
LIFO valuation adjustments	(22)	—
Equity in earnings of unconsolidated affiliates	(182)	(118)
Distributions from unconsolidated affiliates	269	153
Other non-cash	22	74
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation (see Note 2)	(382)	(120)
Net cash provided by operating activities	1,847	897
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Southern Union Merger, net of cash received	—	(2,972)
Cash paid for all other acquisitions, net of cash received	(5)	(10)
Cash proceeds from the sale of MGE assets, net (See Note 2)	973	—
Cash proceeds from the sale of AmeriGas common units	346	—
Capital expenditures (excluding allowance for equity funds used during construction)	(2,504)	(2,239)
Contributions in aid of construction costs	11	28
Contributions to unconsolidated affiliates	(3)	(35)
Distributions from unconsolidated affiliates in excess of cumulative earnings	326	139
Proceeds from the sale of assets	72	35
Cash proceeds from contribution of propane operations	—	1,443
Other	(49)	(2)
Net cash used in investing activities	(833)	(3,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	9,768	9,081
Repayments of long-term debt	(9,439)	(6,144)
Subsidiary equity offerings, net of issue costs	1,450	1,084
Distributions to partners	(544)	(491)
Debt issuance costs	(56)	(99)
Distributions to noncontrolling interest	(1,050)	(688)
Capital contributions received from noncontrolling interest	15	24
Redemption of Preferred Units	(340)	—
Other, net	(13)	(5)
Net cash provided by (used in) financing activities	(209)	2,762
INCREASE IN CASH AND CASH EQUIVALENTS	805	46
CASH AND CASH EQUIVALENTS, beginning of period	372	126
CASH AND CASH EQUIVALENTS, end of period	$1,177	$172

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

▪
Holdco, a Delaware limited liability company that indirectly owns Southern Union and Sunoco. As discussed in Note 2, ETP acquired ETE’s 60% interest in Holdco on April 30, 2013. Sunoco and Southern Union operations are described as follows:

•
Southern Union owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation, storage and distribution of natural gas in the United States. As discussed in Note 2, on April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interests in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS. Additionally, as discussed in Note 2, on September 1, 2013, Southern Union completed its sale of the assets of MGE to Laclede Gas Company.

•
Sunoco owns and operates retail marketing assets, which sell gasoline and middle distillates at retail and operates convenience stores primarily on the east coast and in the midwest region of the United States.

•
Regency is a publicly traded partnership engaged in the gathering and processing, compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Its assets are located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

Our reportable segments reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP.

•	Investment in Regency, including the consolidated operations of Regency.

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of September 30, 2013 and for the three months ended September 30, 2013 and 2012, have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of September 30, 2013, and the Partnership’s results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 1, 2013.
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
Sale of Distribution Operations
In December 2012, Southern Union entered into a purchase and sale agreement with The Laclede Group, Inc., pursuant to which Laclede Missouri agreed to acquire the assets of Southern Union’s MGE division and Laclede Massachusetts agreed to acquire the assets of Southern Union’s NEG division (together, the “LDC Disposal Group”). As of January 2013, Laclede Gas Company, a subsidiary of The Laclede Group, Inc., assumed all of Laclede Missouri’s rights and obligations under the purchase and sale agreement. In February 2013, The Laclede Group, Inc. entered into an agreement with Algonquin Power & Utilities Corp (“APUC”) that allows a subsidiary of APUC to assume the rights of The Laclede Group, Inc. to purchase the assets of Southern Union’s NEG division, subject to certain approvals.
Effective September 1, 2013, Southern Union completed its sale of the assets of MGE to Laclede Gas Company for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. The sale of Southern Union’s NEG division is expected to close in the fourth quarter of 2013 for cash proceeds of $40 million, subject to customary post-closing adjustments and the assumption of $20 million of debt.
The LDC Disposal Group’s operations have been classified as discontinued operations for all periods in the consolidated statements of operations. The assets and liabilities of the LDC Disposal Group have been classified as assets and liabilities held for sale.
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
Regency’s Acquisition of PVR Partners, L.P.
On October 10, 2013, Regency and PVR Partners, L.P. (“PVR”) announced the approval of a merger agreement, pursuant to which Regency intends to propose to acquire PVR. This acquisition will be a unit-for-unit transaction plus a one-time $40 million cash payment to PVR unitholders which represents total consideration of $5.6 billion, including the assumption of net debt of $1.8 billion. The holders of PVR common units, PVR Class B Units and PVR Special Units (“PVR Unit(s)”) will receive 1.02 Regency common units in exchange for each PVR Unit held on the applicable record date. The transaction is subject to the approval of PVR’s unitholders, Hart-Scott-Rodino Antitrust Improvements Act approval and other customary closing conditions. The transaction is expected to close in the first quarter of 2014.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The following investments in unconsolidated affiliates are reflected in our consolidated financial statements using the equity method:

•
AmeriGas. ETP received approximately 30 million AmeriGas common units in connection with the Partnership’s contribution of its retail propane operations to AmeriGas in January 2012. On July 12, 2013, ETP sold 7.5 million of its AmeriGas common units for net proceeds of $346 million. ETP currently owns approximately 22 million AmeriGas common units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$5,208	$1,840	$14,710	$4,251
Operating income	163	273	803	807
Net income	21	111	409	376
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
Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2013	2012
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$260	$432
Net gains (losses) from subsidiary common unit transactions	$(410)	$33
AmeriGas limited partner interest received in Propane Contribution	$—	$1,123
NON-CASH FINANCING ACTIVITIES:
Issuance of common units in connection with Southern Union Merger	$—	$2,354
Subsidiary issuances of common units in connection with certain acquisitions	$—	$112

5.	INVENTORIES:
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Natural gas and NGLs	$513	$338
Crude oil	464	418
Refined products	517	572
Other	203	194
Total inventories	$1,697	$1,522

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
We have commodity derivatives, interest rate derivatives, the Preferred Units and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements, and we discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. At December 31, 2012, the fair value of the Preferred Units was based predominantly on an income approach model and considered Level 3. The Preferred Units were redeemed on April 1, 2013.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations as of September 30, 2013 and December 31, 2012 was $22.96 billion and $24.15 billion, respectively. As of September 30, 2013 and December 31, 2012, the aggregate carrying amount of our consolidated debt obligations was $22.31 billion and $22.05 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2013
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$43	$—	$43	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	4	4	—	—
Swing Swaps IFERC	1	—	1	—
Fixed Swaps/Futures	90	84	6	—
Options — Calls	1	—	1	—
Forward Physical Contracts	1	—	1	—
NGLs — Forwards/Swaps	10	9	1	—
Power — Forwards	2	—	2	—
Refined Products — Futures	25	25	—	—
Total commodity derivatives	134	122	12	—
Total Assets	$177	$122	$55	$—
Liabilities:
Interest rate derivatives	$(112)	$—	$(112)	$—
Embedded derivatives in the Regency Preferred Units	(23)	—	—	(23)
Commodity derivatives:
Condensate — Forward Swaps	(2)	—	(2)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(8)	(8)	—	—
Swing Swaps IFERC	(2)	—	(2)	—
Fixed Swaps/Futures	(59)	(58)	(1)	—
Options — Calls	(1)	—	(1)	—
NGLs — Forwards/Swaps	(10)	(8)	(2)	—
Power:
Forwards	(1)	—	(1)	—
Options — Calls	(2)	—	(2)	—
Refined Products — Futures	(16)	(16)	—	—
Crude — Futures	(2)	(2)	—	—
Total commodity derivatives	(103)	(92)	(11)	—
Total Liabilities	$(238)	$(92)	$(123)	$(23)

	Fair Value Measurements at December 31, 2012
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$55	$—	$55	$—
Commodity derivatives:
Condensate — Forward Swaps	2	—	2	—
Natural Gas:
Basis Swaps IFERC/NYMEX	11	11	—	—
Swing Swaps IFERC	3	—	3	—
Fixed Swaps/Futures	98	94	4	—
Options — Calls	3	—	3	—
Options — Puts	1	—	1	—
Forward Physical Contracts	1	—	1	—
NGLs — Swaps	2	1	1	—
Power:
Forwards	27	—	27	—
Futures	1	1	—	—
Options — Calls	2	—	2	—
Refined Products — Futures	5	1	4	—
Total commodity derivatives	156	108	48	—
Total Assets	$211	$108	$103	$—
Liabilities:
Interest rate derivatives	$(235)	$—	$(235)	$—
Preferred Units	(331)	—	—	(331)
Embedded derivatives in the Regency Preferred Units	(25)	—	—	(25)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—	—
Swing Swaps IFERC	(2)	—	(2)	—
Fixed Swaps/Futures	(103)	(94)	(9)	—
Options — Calls	(3)	—	(3)	—
Options — Puts	(1)	—	(1)	—
NGLs — Swaps	(4)	(3)	(1)	—
Power:
Forwards	(27)	—	(27)	—
Futures	(2)	(2)	—	—
Refined Products — Futures	(8)	(1)	(7)	—
Total commodity derivatives	(168)	(118)	(50)	—
Total Liabilities	$(759)	$(118)	$(285)	$(356)

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2013. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2013 or 2012.

Balance, December 31, 2012	$(356)
Realized loss included in other income (expense)	(9)
Net unrealized gain included in other income (expense)	2
Redemption of Preferred Units	340
Balance, September 30, 2013	$(23)

7.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$343	$108	$972	$1,138
Less: Income from continuing operations attributable to noncontrolling interest	195	45	623	860
Income from continuing operations, net of noncontrolling interest	148	63	349	278
Less: General Partner’s interest in income from continuing operations	1	—	1	—
Income from continuing operations available to Limited Partners	$147	$63	$348	$278
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	280.7	280.0	280.4	262.3
Basic income from continuing operations per Limited Partner unit	$0.52	$0.23	$1.24	$1.06
Basic income (loss) from discontinued operations per Limited Partner unit	$0.02	$(0.10)	$0.07	$(0.09)
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$147	$63	$348	$278
Dilutive effect of equity-based compensation of subsidiaries	—	—	(1)	(1)
Diluted income from continuing operations available to Limited Partners	$147	$63	$347	$277
Weighted average limited partner units	280.7	280.0	280.4	262.3
Diluted income from continuing operations per Limited Partner unit	$0.52	$0.23	$1.24	$1.06
Diluted income (loss) from discontinued operations per Limited Partner unit	$0.02	$(0.10)	$0.07	$(0.09)

8.	DEBT OBLIGATIONS:
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
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
During the nine months ended September 30, 2013, proceeds from ETP’s acquisition of ETE’s 60% interest in Holdco were used to repay borrowings of $1.10 billion on ETE’s Term Credit Agreement. The total amount outstanding as of September 30, 2013 was $900 million.
Revolving Credit Facility
As of September 30, 2013, there were no outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $200 million.
Senior Notes
The Parent Company currently has outstanding on aggregate of $1.80 billion in principal amount of 7.5% Senior Notes due 2020 (the “ETE Notes”).
Refinancing Activities
On October 30, 2013, the Parent Company commenced an offer to purchase for cash up to $400 million aggregate principal amount outstanding of the ETE Notes pursuant to the Offer to Purchase Statement dated October 30, 2013, which tender offer amount may be increased at the discretion of the Parent Company. The tender offer is subject to a financing condition, and the Parent Company may obtain financing for purchases of ETE Notes in the tender offer pursuant to the issuance of new senior notes, borrowings under a new term loan facility or other debt financings. In this regard, the Parent Company has also announced that it has launched a syndication of a new senior secured term loan credit facility to refinance its existing term loan facility under the Term Credit Agreement. The Parent Company is also arranging a new five-year revolving credit facility for up to $600 million.
Subsidiary Indebtedness
Regency Senior Notes
In April 2013, in conjunction with Southern Union’s contribution of SUGS to Regency, Regency issued $600 million aggregate principal amount of senior notes in a private placement that mature November 2023 and bear interest at 4.5% payable semi-annually. At any time prior to August 2023, Regency may redeem some or all of the senior notes due 2023 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after August 1, 2023, Regency may redeem some or all of the senior notes due 2023 at a price equal to 100% plus accrued interest.
In June 2013, Regency redeemed all of the $163 million outstanding 9.375% Senior Notes due 2016 for $178 million cash, including accrued and unpaid interest of $7 million and other fees and expenses.
In September 2013, Regency issued $400 million aggregate principal amount of senior notes that mature September 2020 and bear interest at 5.75% payable semi-annually. Regency used the net proceeds of approximately $394 million from the offering to repay borrowings outstanding under the Regency Credit Facility.

ETP Senior Notes
In January 2013, ETP issued $800 million aggregate principal amount of 3.6% Senior Notes due February 2023 and $450 million aggregate principal amount of 5.15% Senior Notes due February 2043. ETP used the net proceeds of $1.24 billion from the offering to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
In September 2013, ETP issued $700 million aggregate principal amount of 4.15% Senior Notes due October 2020, $350 million aggregate principal amount of 4.90% Senior Notes due February 2024 and $450 million aggregate principal amount of 5.95% Senior Notes due October 2043. ETP used the net proceeds of $1.47 billion from the offering to repay $455 million in borrowings outstanding under the term loan of Panhandle’s wholly-owned subsidiary, Trunkline LNG Holdings, LLC, to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
Sunoco Logistics Senior Notes
In January 2013, Sunoco Logistics issued $350 million aggregate principal amount of 3.45% Senior Notes due January 2023 and $350 million aggregate principal amount of 4.95% Senior Notes due January 2043. The net proceeds of $691 million from the offering were used to pay outstanding borrowings under the Sunoco Logistics’ Credit Facilities and for general partnership purposes.
ETP Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion aggregate principal amount of Southern Union’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates.  In conjunction with this transaction, Southern Union entered into intercompany notes payable to ETP, which provide for the reimbursement by Southern Union of ETP’s payments under the newly issued notes.
Subsidiary Credit Facilities
ETP Credit Facility
ETP has a $2.5 billion revolving credit facility which expires in October 2016. Indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. There were no outstanding borrowings under the ETP Credit Facility as of September 30, 2013.
Regency Credit Facility
In May 2013, Regency entered into an amendment to the Regency Credit Facility to increase the borrowing capacity of the Regency Credit Facility to $1.2 billion with a $300 million uncommitted incremental facility and extended the maturity date to May 21, 2018. Indebtedness under the Regency Credit Facility is secured by all of Regency’s and certain of its subsidiaries’ tangible and intangible assets and guaranteed by certain of Regency’s subsidiaries.
As of September 30, 2013, the Regency Credit Facility had a balance outstanding of $176 million in revolving credit loans and approximately $15 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2013, which was reduced by any letters of credit, was approximately $1.01 billion, and the weighted average interest rate on the total amount outstanding as of September 30, 2013 was 2.19%.
Southern Union Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Eighth Amended and Restated Revolving Credit Agreement (the “Southern Union Credit Facility”) and the facility was terminated.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains two credit facilities to fund its working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 and a $200 million unsecured credit facility which expires in August 2014. There were no outstanding borrowings under these credit facilities as of September 30, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility which expires in April 2015. Outstanding borrowings under this credit facility were $35 million as of September 30, 2013.

Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2013.

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
In July 2013, certain holders of the Regency Preferred Units exercised their right to convert an aggregate 2,459,017 Series A Preferred Units into 2,629,223 Regency Common Units. Concurrent with this transaction, a gain of $26 million was recognized in other, net, related to the embedded derivative. As of September 30, 2013, the remaining Series A Preferred Units were convertible into 2,047,571 Regency Common Units, and if outstanding, are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon.

10.	EQUITY:
ETE Common Unit Activity
The change in ETE Common Units during the nine months ended September 30, 2013 was as follows:

Number of Units
Outstanding at December 31, 2012	280.0
Issuance of restricted units under equity incentive plans	0.8
Outstanding at September 30, 2013	280.8
Sales of Common Units by Subsidiaries
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from the issuance or redemption of units by ETP or Regency (excluding transactions with the Parent Company) as capital transactions.
As a result of ETP’s and Regency’s issuances of common units during the nine months ended September 30, 2013, we recognized decreases in partners’ capital of $410 million.
Sales of Common Units by ETP
In January 2013 and May 2013, ETP entered into Equity Distribution Agreements pursuant to which ETP may sell from time to time ETP Common Units having aggregate offering prices of up to $200 million and $800 million, respectively. During the nine months ended September 30, 2013, ETP received proceeds of $568 million, net of commissions of $6 million, from the issuance of units pursuant to the Equity Distribution Agreements, which proceeds were used for general partnership purposes. ETP also received $13 million, net of commissions, in October 2013 from the settlement of transactions initiated in September 2013 under these agreements. Approximately $426 million of ETP Common Units remain available to be issued under these agreements.
During the nine months ended September 30, 2013, distributions of $76 million were reinvested under the Distribution Reinvestment Plan resulting in the issuance of 1.6 million ETP Common Units. As of September 30, 2013, a total of 2.7 million ETP Common Units remain available to be issued under the existing registration statement.
In April 2013, ETP issued 13.8 million ETP Common Units at $48.05 per ETP Common Unit in an underwritten public offering. Net proceeds of $657 million from the offering were used to repay amounts outstanding under the ETP Credit Facility and for general partnership purposes.
As discussed in “ETP Class H Units” below, ETP redeemed and cancelled 50.2 million of its common units in connection with the issuance of Class H Units to ETE.

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
ETP Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into among ETP, ETE and ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE (“ETE Holdings”), ETP redeemed and cancelled 50.2 million of its common units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners LLC (“Sunoco Partners”), the general partner of Sunoco Logistics, with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H Units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Quarterly Distributions of Available Cash” below.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 19, 2013	$0.6350
March 31, 2013	May 6, 2013	May 17, 2013	0.6450
June 30, 2013	August 5, 2013	August 19, 2013	0.6550
September 30, 2013	November 4, 2013	November 19, 2013	0.6725
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.89375
March 31, 2013	May 6, 2013	May 15, 2013	0.89375
June 30, 2013	August 5, 2013	August 14, 2013	0.89375
September 30, 2013	November 4, 2013	November 14, 2013	0.90500
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

•
As discussed in Note 2, in connection with the Holdco Acquisition on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

•
As discussed under “ETP Class H Units” above, ETP has agreed to make incremental cash distributions in the aggregate amount of $329 million to ETE Holdings, over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the Class H Units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition.

As a result, the net IDR subsidies from ETE, taking into account the incremental cash distributions related to the Class H units as an offset thereto, will be the amounts set forth in the table below:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2013	N/A	N/A	$21.00	$21.00	$42.00
2014	$27.25	$27.25	27.25	27.25	109.00
2015	13.25	13.25	13.25	13.25	53.00
2016	5.50	5.50	5.50	5.50	22.00

Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.460
March 31, 2013	May 6, 2013	May 13, 2013	0.460
June 30, 2013	August 5, 2013	August 14, 2013	0.465
September 30, 2013	November 4, 2013	November 14, 2013	0.470
In conjunction with Southern Union’s contribution of SUGS to Regency, ETE agreed to forego incentive distributions with respect to the Regency common units issued in the transaction for the first eight consecutive quarters following the closing.
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.5450
March 31, 2013	May 9, 2013	May 15, 2013	0.5725
June 30, 2013	August 8, 2013	August 14, 2013	0.6000
September 30, 2013	November 8, 2013	November 14, 2013	0.6300

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of accumulated other comprehensive income (loss), net of tax:

	September 30, 2013	December 31, 2012
Net gains (losses) on commodity related hedges	$—	$(3)
Available-for-sale securities	1	—
Foreign currency translation adjustment	(1)	—
Actuarial loss related to pensions and other postretirement benefits	(1)	(10)
Equity investments, net	4	(9)
Subtotal	3	(22)
Amounts attributable to noncontrolling interest	(2)	10
Total accumulated other comprehensive income (loss), net of tax	$1	$(12)

11.	UNIT-BASED COMPENSATION PLANS:
We and certain of our subsidiaries have equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase common units, restricted units, phantom units, DERs, common unit appreciation rights, and other unit-based awards.
ETE Long-Term Incentive Plan
During the nine months ended September 30, 2013, an equity award relating to 750,000 ETE Common Units was granted to an ETE employee and equity awards relating to 6,042 ETE Common Units were granted to ETE directors. The weighted average grant-date fair value of these awards was $55.95 per unit. As of September 30, 2013, a total of 804,190 unit awards remain subject to vesting or other conditions. We expect to recognize a total of $39 million in compensation expense over a weighted average period of 4.3 years related to unvested awards.
ETP Unit-Based Compensation Plans
During the nine months ended September 30, 2013, ETP employees were granted a total of 1,142,663 unvested awards with five-year service vesting requirements, and directors were granted a total of 9,060 unvested awards with three-year and five-year service vesting requirements. The weighted average grant-date fair value of these awards was $45.74 per unit. As of September 30, 2013, a total of 2,840,725 unit awards remain unvested, for which ETP expects to recognize $72 million in compensation expense over a weighted average period of 1.8 years related to unvested awards.
Regency Unit-Based Compensation Plans
During the nine months ended September 30, 2013, Regency employees and directors were granted 52,360 Regency phantom units with five-year service vesting requirements. As of September 30, 2013, a total of 1,168,247 Regency Phantom Units remain unvested, with a weighted average grant date fair value of $23.41 per unit. Regency expects to recognize a total of $20 million in compensation expense over a weighted average period of 3.5 years related to Regency’s unvested phantom units.
Sunoco Logistics Unit-Based Compensation Plan
As of September 30, 2013, a total of 918,031 Sunoco Logistics restricted units were outstanding for which Sunoco Logistics expects to recognize $16 million in compensation expense over a weighted-average period of 2.4 years.

12.	INCOME TAXES:

The following table summarizes the Partnership’s income tax expense from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense from continuing operations	$49	$26	$136	$33
Effective tax rate	13%	19%	12%	3%
The decrease in the effective tax rate for the three months ended September 30, 2013 compared to the same period last year was primarily due to Southern Union’s non-deductible executive compensation as a result of the Southern Union Merger in 2012. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the same period last year is primarily due to the Partnership conducting a significant portion of its activities through its corporate subsidiaries, Southern Union and Sunoco, subsequent to the mergers and related transactions that occurred in 2012. The Southern Union Merger was completed in the first quarter of 2012 and the Holdco Transaction and Sunoco Merger were completed in the fourth quarter 2012.
Sunoco has historically included certain government incentive payments as taxable income on its federal and state income tax returns.  In connection with Sunoco’s 2004 through 2011 open statute years, Sunoco has proposed to the Internal Revenue Service (“IRS”) that these government incentive payments be excluded from federal taxable income. A successful claim could result in significant tax refunds for multiple years. However, a thorough evaluation of the ultimate financial impact to Sunoco is complex and requires significant analysis, including the ramifications of tax indemnification agreements with certain former Sunoco affiliates which were members of Sunoco’s consolidated federal return group during these years. At this time, a benefit for the claim is not estimable and has not been recorded in the financial statements.

13.	RETIREMENT BENEFITS:
The following table sets forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended September 30,
	2013		2012 (1)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Service cost	$—	$(1)	$1	$—
Interest cost	10	2	2	1
Expected return on plan assets	(15)	(3)	(3)	(2)
Prior service cost amortization	—	1	—	—
Actuarial loss amortization	1	—	—	—
	(4)	(1)	—	(1)
Regulatory adjustment (2)	1	—	3	1
Net periodic benefit cost	$(3)	$(1)	$3	$—

	Nine Months Ended September 30,
	2013		2012 (1)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Service cost	$5	$—	$2	$—
Interest cost	28	5	5	1
Expected return on plan assets	(45)	(7)	(6)	(3)
Prior service cost amortization	—	1	—	—
Actuarial loss amortization	2	—	—	—
Settlement credits	(2)	—	—	—
Curtailment recognition (3)	—	—	—	(15)
	(12)	(1)	1	(17)
Regulatory adjustment (2)	5	—	6	1
Net periodic benefit cost	$(7)	$(1)	$7	$(16)

(1)	The three and nine months ended September 30, 2012 include components of net periodic benefit cost of Southern Union subsequent to the Southern Union Merger on March 26, 2012.

(2)
Southern Union has historically recovered certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers in its MGE and NEG divisions.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

(3)
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

14.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
FERC Audit
The FERC recently completed an audit of PEPL, a subsidiary of Southern Union, for the period from January 1, 2010 through December 31, 2011, to evaluate its compliance with the Uniform System of Accounts as prescribed by the FERC, annual and quarterly financial reporting to the FERC, reservation charge crediting policy and record retention.  An audit report was received in August 2013 noting no issues that would have a material impact on the Partnership’s historical financial position or results of operations.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056.  Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled $33 million and $12 million for the three months ended September 30, 2013 and 2012, respectively, which include contingent rentals totaling $8 million in the three months ended September 30, 2013.  For the nine months ended September 30, 2013 and 2012, rental expense for operating leases totaled $98 million and $31 million, respectively, which include contingent rentals totaling $18 million in the nine months ended September 30, 2013.  During the three and nine months ended September 30, 2013, $6 million and $16 million, respectively, of rental expense was recovered through related sublease rental income.
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
On September 18, 2013, the plaintiff dismissed without prejudice its lawsuit against all defendants.
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
As of September 30, 2013, Sunoco is a defendant in six cases, including one initiated by the State of New Jersey and another by the Commonwealth of Puerto Rico.  These cases are venued in a multidistrict proceeding in a New York federal court.  The two state cases assert natural resource damage claims.  In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

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
Litigation Relating to the PVR Merger
Four putative class action lawsuits challenging the merger have been filed, two in the Court of Chancery of the State of Delaware: (i) David Naiditch v. PVR Partners, L.P., et al. (Case No. 9015-VCL); and (ii) Robert P. Frutkin v. Edward B. Cloues II, et al. (Case No. 9020-VCL), and two in the Court of Common Pleas for Delaware County, Pennsylvania: (i) Charles Monatt v. PVR Partners, LP, et al. (Case No. 2013-10606); and [(ii) Steven Keene v. James L. Gardner, et al. (Case No. 2013-010723)]. All of the cases name PVR, PVR GP, LLC (“PVR GP”), the current directors of PVR GP, Regency, the General Partner and Merger Sub as defendants. Each of the lawsuits has been brought by a purported unitholder of PVR, both individually and on behalf of a putative class consisting of public unitholders of PVR. The lawsuits generally allege, among other things, that the directors of PVR GP breached their fiduciary duties to unitholders of PVR by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process. The lawsuits allege further that PVR GP, Regency, the General Partner, and Merger Sub aided and abetted the directors of PVR GP in the alleged breach of their fiduciary duties. The Naiditch and Monatt lawsuits allege further that PVR also aided and abetted the directors of PVR GP in the alleged breach of their fiduciary duties. The lawsuits seek, in general, (i) injunctive relief enjoining the transactions contemplated by the merger agreement, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including reasonable attorneys’ and experts’ fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants and (v) such further relief as the court deems just and proper. These lawsuits are at a preliminary stage and it is not possible to predict the ultimate outcome of any of these lawsuits. However, PVR, Regency and the other defendants believe that these lawsuits are without merit and intend to defend against them vigorously.
Other Litigation and Contingencies
In November 2011, a derivative lawsuit was filed in the Judicial District Court of Harris County, Texas naming as defendants ETP, ETP GP, ETP LLC, the boards of directors of ETP LLC (collectively with ETP GP and ETP LLC, the “ETP Defendants”), certain members of management for ETP and ETE, ETE, and Southern Union.  The lawsuit is styled W. J. Garrett Trust v. Bill W. Byrne, et al., Cause No. 2011-71702, in the 157th Judicial District Court of Harris County, Texas.  Plaintiffs assert claims for breaches of fiduciary duty, breaches of contractual duties, and acts of bad faith against each of the ETP Defendants and the individual defendants.  Plaintiffs also assert claims for aiding and abetting and tortious interference with contract against Southern Union.  On October 5, 2012, certain defendants filed a motion for summary judgment with respect to the primary allegations in this action.  On December 13, 2012, Plaintiffs filed their opposition to the motion for summary judgment.  Defendants filed a reply on December 19, 2012.  On December 20, 2012, the court conducted an oral hearing on the motion.  Plaintiffs filed a post-hearing sur-reply on January 7, 2013.  On January 16, 2013, the Court granted defendants’ motion for summary judgment.  The parties agreed to settle the matter and executed a memorandum of understanding. On October 4, 2013, the Court approved the settlement and ordered the case dismissed with prejudice.
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2013 and December 31, 2012, accruals of approximately $38 million and $42 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter.  Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
No amounts have been recorded in our September 30, 2013 or December 31, 2012 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.

Litigation Related to Incident at JJ's Restaurant.  On February 19, 2013, there was a natural gas explosion at JJ's Restaurant located at 910 W. 48th Street in Kansas City, Missouri.  Effective September 1, 2013, Laclede Gas Company, a subsidiary of The Laclede Group, Inc. (“Laclede”), assumed any and all liability arising from this incident in ETP’s sale of the assets of MGE to Laclede.
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
Environmental Matters
Our operations are subject to extensive federal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites.  Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the business of transporting, storing, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products.  As a result, there can be no assurance that significant costs and liabilities will not be incurred.  Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits.  Contingent losses related to all significant known environmental matters have been accrued and/or separately disclosed. However, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of September 30, 2013, Sunoco had been named as a PRP at 39 identified or potentially identifiable as “Superfund” sites under federal and/or comparable state law.  Sunoco is usually one of a number of companies identified as a PRP at a site.  Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2013	December 31, 2012
Current	$40	$46
Non-current	192	166
Total environmental liabilities	$232	$212
During the three and nine months ended September 30, 2013, the Partnership recorded $9 million and $27 million, respectively, of expenditures related to environmental cleanup programs.
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
On August 20, 2010, the EPA published new regulations under the federal Clean Air Act (“CAA”) to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines.  The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment.  In response to an industry group legal challenge to portions of the rule in the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA, on March 9, 2011, the EPA issued a new proposed rule and direct final rule effective on May 9, 2011 to clarify compliance requirements related to operation and maintenance procedures for continuous parametric monitoring systems.  If no further changes to the standard are made as a result of comments to the proposed rule, we would not expect that the cost to comply with the rule’s requirements will have a material adverse effect on our financial condition or results of operations.  Compliance with the final rule was required by October 2013, and the Partnership believes it is in compliance.
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
ETP
ETP injects and holds natural gas in its Bammel storage facility to take advantage of contango markets (i.e., when the price of natural gas is higher in the future than the current spot price). ETP uses financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, ETP locks in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract to lock in the sale price. If ETP designates the related financial contract as a fair value hedge for accounting purposes, ETP values the hedged natural gas inventory at current spot market prices along with the financial derivative ETP uses to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from ETP’s derivative instruments using mark-to-market accounting, with changes in the fair value of ETP’s derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, ETP will record unrealized gains or lower unrealized losses. If the spread widens, ETP will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that ETP recognizes in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdraw of natural gas.
ETP is also exposed to market risk on natural gas it retains for fees in ETP’s intrastate transportation and storage segment and operational gas sales on ETP’s interstate transportation and storage segment. ETP uses financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.
ETP is also exposed to commodity price risk on NGLs and residue gas it retains for fees in ETP’s midstream segment whereby ETP’s subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGLs. ETP uses NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes. Certain contracts that qualify for hedge accounting are accounted for as cash flow hedges. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.

ETP’s trading activities include the use of financial commodity derivatives to take advantage of market opportunities. These trading activities are a complement to ETP’s transportation and storage segment’s operations and are netted in cost of products sold in the consolidated statements of operations. Additionally, ETP also has trading activities related to power in ETP’s “All Other” segment which are also netted in cost of products sold. As a result of ETP’s trading activities and the use of derivative financial instruments in ETP’s transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. ETP attempts to manage this volatility through the use of daily position and profit and loss reports provided to ETP’s risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in ETP’s commodity risk management policy.
Derivatives are utilized in ETP’s midstream segment in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. ETP attempts to maintain balanced positions in its marketing activities to protect against volatility in the energy commodities markets; however, net unbalanced positions can exist.
The following table details ETP’s outstanding commodity-related derivatives:

	September 30, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	6,560,000	2013-2019	—	—
Basis Swaps IFERC/NYMEX (1)	(27,402,500)	2013-2017	(30,980,000)	2013-2014
Swing Swaps	1,690,000	2013-2016	—	—
Power (Megawatt):
Forwards	562,250	2013	19,650	2013
Futures	97,212	2013	(1,509,300)	2013
Options — Calls	(1,700)	2013	1,656,400	2013
Crude (Bbls) — Futures	80,000	2013	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,300,000)	2013-2014	150,000	2013
Swing Swaps IFERC	6,965,000	2013-2016	(83,292,500)	2013
Fixed Swaps/Futures	(14,072,500)	2013-2015	27,077,500	2013
Forward Physical Contracts	(11,663,485)	2013-2014	11,689,855	2013-2014
Natural Gas Liquid (Bbls) — Forwards/Swaps	(1,182,000)	2013-2014	(30,000)	2013
Refined Products (Bbls) — Futures	(93,327)	2013-2014	(666,000)	2013
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,577,500)	2013	(18,655,000)	2013
Fixed Swaps/Futures	(47,215,000)	2014	(44,272,500)	2013
Hedged Item — Inventory	47,215,000	2014	44,272,500	2013
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,150,000)	2013	—	—
Fixed Swaps/Futures	(5,720,000)	2013	(8,212,500)	2013
Natural Gas Liquid (Bbls) — Forwards/Swaps	(720,000)	2013	(930,000)	2013
Crude (Bbls) — Futures	(120,000)	2013	—	—
Refined Products (Bbls) — Futures	—	—	(98,000)	2013

(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

We expect gains of $1 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table details Regency’s outstanding commodity-related derivatives:

	September 30, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	15,176,000	2013-2014	8,395,000	2013-2014
Propane (Gallons):
Forwards/Swaps	33,642,000	2013-2014	3,318,000	2013
Natural Gas Liquids (Barrels):
Forwards/Swaps	144,000	2013-2014	243,000	2013-2014
WTI Crude Oil (Barrels):
Forwards/Swaps	829,000	2013-2014	356,000	2014

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
The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2013	December 31, 2012
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$—	$500
ETP	July 2013 (2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	—	400
ETP	July 2014 (2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	June 2021	Pay a floating rate plus a spread of 2.15% and receive a fixed rate of 4.65%	200	—
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union	November 2016	Pay a fixed rate of 2.97% and receive a floating rate	25	75
Southern Union	November 2021	Pay a fixed rate of 3.75% and receive a floating rate	450	450

(1)	Floating rates are based on 3-month LIBOR.

(2)
Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. During the nine months ended September 30, 2013, ETP settled $400 million of forward-starting interest rate swaps that had an effective date of July 2013.

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
Regency is exposed to credit risk from its derivative counterparties. Regency does not require collateral from these counterparties as it deals primarily with financial institutions when entering into financial derivatives, and enters into master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If

Regency’s counterparties failed to perform under existing swap contracts, Regency’s maximum loss as of September 30, 2013 would be $7 million, which would be reduced by $2 million, due to the netting feature.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$16	$8	$(3)	$(10)
	16	8	(3)	(10)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$112	$110	$(95)	$(116)
Commodity derivatives	39	40	(38)	(44)
Current assets held for sale	—	1	—	—
Non-current assets held for sale	—	1	—	—
Current liabilities held for sale	—	—	—	(9)
Interest rate derivatives	43	55	(112)	(235)
Embedded derivatives in Regency Preferred Units	—	—	(23)	(25)
	194	207	(268)	(429)
Total derivatives	$210	$215	$(271)	$(439)
In addition to the above derivatives, $7 million in option premiums were included in price risk management liabilities as of December 31, 2012.

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives in offsetting agreements:
OTC contracts	Price risk management asset (liability)	$37	$28	$(38)	$(27)
Broker cleared derivative contracts	Other current assets (liabilities)	170	149	(159)	(221)
		207	177	(197)	(248)
Offsetting agreements:
Collateral paid to OTC counterparties	Other current assets (liabilities)	—	—	—	2
Counterparty netting	Price risk management asset (liability)	(32)	(25)	32	25
Payments on margin deposit	Other current assets (liabilities)	(15)	—	34	59
		(47)	(25)	66	86
Net derivatives with offsetting agreements		160	152	(131)	(162)
Derivatives without offsetting agreements		50	63	(140)	(277)
Total derivatives		$210	$215	$(271)	$(439)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.
The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity derivatives	$(4)	$11	$4	$16
Interest rate derivatives	—	(5)	—	15
Total	$(4)	$6	$4	$31

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$3	$9	$5	$25
Total		$3	$9	$5	$25

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$10	$4	$29
Total		$—	$10	$4	$29

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Commodity derivatives — Trading	Cost of products sold	$(11)	$4	$(12)	$(7)
Commodity derivatives — Non-Trading	Cost of products sold	(34)	(48)	(20)	(36)
Commodity derivatives — Non-Trading	Deferred gas purchases	—	—	(3)	—
Interest rate derivatives	Gains (losses) on interest rate derivatives	3	(6)	55	(23)
Embedded derivatives	Other income	24	2	2	10
Total		$(18)	$(48)	$22	$(56)

16.	RELATED PARTY TRANSACTIONS:
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

17.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2013	December 31, 2012
Deposits paid to vendors	$55	$41
Prepaid expenses and other	266	270
Total other current assets	$321	$311
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Interest payable	$346	$334
Customer advances and deposits	70	61
Accrued capital expenditures	288	427
Accrued wages and benefits	200	250
Taxes payable other than income taxes	294	208
Income taxes payable	82	41
Deferred income taxes	243	130
Deferred revenue	2	—
Other	397	303
Total accrued and other current liabilities	$1,922	$1,754

18.	REPORTABLE SEGMENTS:
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

•
ETP’s Segment Adjusted EBITDA reflects the results of SUGS from March 26, 2012 to April 30, 2013. Because the SUGS Contribution was a transaction between entities under common control, Regency’s results have been recast to retrospectively consolidate SUGS beginning March 26, 2012. Therefore, the eliminations also include the results of SUGS from March 26, 2012 to April 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
Segment Adjusted EBITDA:
Investment in ETP	$942	$660	$2,967		$1,796
Investment in Regency	172	141	446		398
Corporate and Other	(9)	(7)	(38)		(48)
Adjustments and Eliminations	(56)	(40)	(111)		(83)
Total	1,049	754	3,264		2,063
Depreciation and amortization	(332)	(211)	(962)		(571)
Interest expense, net of interest capitalized	(298)	(237)	(913)		(732)
Bridge loan related fees	—	—	—		(62)
Gain on deconsolidation of Propane Business	—	—	—		1,057
Gain on sale of AmeriGas common units	87	—	87	—	—
Gains (losses) on interest rate derivatives	3	(6)	55		(23)
Non-cash unit-based compensation expense	(16)	(10)	(43)		(34)
Unrealized gains (losses) on commodity risk management activities	22	4	45		(43)
Losses on extinguishment of debt	—	—	(7)		(123)
Gain on curtailment of other postretirement benefit plans	—	—	—		15
LIFO valuation adjustments	6	—	22		—
Equity in earnings of unconsolidated affiliates	38	21	182		118
Adjusted EBITDA related to unconsolidated affiliates	(165)	(148)	(553)		(429)
Adjusted EBITDA related to discontinued operations	(12)	(32)	(75)		(66)
Other, net	10	(1)	6		1
Income from continuing operations before income tax expense	$392	$134	$1,108		$1,171

	September 30, 2013	December 31, 2012
Total assets:
Investment in ETP	$43,556	$43,230
Investment in Regency	8,566	8,123
Corporate and Other	779	707
Adjustments and Eliminations	(2,858)	(3,156)
Total	$50,043	$48,904

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Investment in ETP:
Revenues from external customers	$11,848	$1,791	$34,214	$4,697
Intersegment revenues	54	11	93	24
	11,902	1,802	34,307	4,721
Investment in Regency:
Revenues from external customers	633	526	1,796	1,406
Intersegment revenues	32	1	48	7
	665	527	1,844	1,413

Adjustments and Eliminations	(81)	(225)	(423)	(483)
Total revenues	$12,486	$2,104	$35,728	$5,651
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP and Regency.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Intrastate Transportation and Storage	$502	$503	$1,711	$1,402
Interstate Transportation and Storage	296	309	973	761
Midstream	683	757	2,021	1,845
NGL Transportation and Services	537	157	1,303	459
Investment in Sunoco Logistics	4,502	—	12,215	—
Retail Marketing	5,297	—	15,805	—
All Other	85	76	279	254
Total revenues	11,902	1,802	34,307	4,721
Less: Intersegment revenues	54	11	93	24
Revenues from external customers	$11,848	$1,791	$34,214	$4,697
Investment in Regency

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gathering and Processing	$603	$475	$1,671	$1,262
Contract Services	58	47	159	137
Corporate and others	4	5	14	14
Total revenues	665	527	1,844	1,413
Less: Intersegment revenues	32	1	48	7
Revenues from external customers	$633	$526	$1,796	$1,406

19.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$9
Accounts receivable from related companies	7	11
Other current assets	1	3
Total current assets	108	23
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,003	6,094
INTANGIBLE ASSETS, net	15	19
GOODWILL	9	9
NOTE RECEIVABLE FROM AFFILIATE	—	166
OTHER NON-CURRENT ASSETS, net	50	56
Total assets	$4,185	$6,367
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$8	$1
Accounts payable to related companies	27	15
Interest payable	62	48
Price risk management liabilities	—	5
Accrued and other current liabilities	—	1
Current maturities of long-term debt	4	4
Total current liabilities	101	74
LONG-TERM DEBT, less current maturities	2,683	3,840
PREFERRED UNITS	—	331
OTHER NON-CURRENT LIABILITIES	1	9
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
General Partner	(2)	—
Limited Partners	1,401	2,125
Accumulated other comprehensive income (loss)	1	(12)
Total partners’ capital	1,400	2,113
Total liabilities and partners’ capital	$4,185	$6,367

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(11)	$(7)	$(40)	$(48)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(47)	(64)	(164)	(170)
Bridge loan related fees	—	—	—	(62)
Gains (losses) on interest rate derivatives	3	(6)	9	(15)
Equity in earnings of unconsolidated affiliates	207	118	573	552
Other, net	(1)	(6)	(11)	(2)
INCOME BEFORE INCOME TAXES	151	35	367	255
Income tax benefit	—	—	(1)	—
NET INCOME	151	35	368	255
GENERAL PARTNER’S INTEREST IN NET INCOME	1	—	1	1
LIMITED PARTNERS’ INTEREST IN NET INCOME	$150	$35	$367	$254

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$650	$406
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in (paid for) acquisitions and other transactions, net	1,332	(1,113)
Contributions to affiliate	(8)	(445)
Note receivable from affiliate	—	(221)
Payments received on note receivable from affiliate	166	55
Net cash provided by (used in) investing activities	1,490	(1,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	440	2,028
Principal payments on debt	(1,603)	(141)
Distributions to partners	(544)	(491)
Redemption of Preferred Units	(340)	—
Debt issuance costs	(2)	(78)
Net cash provided by (used in) financing activities	(2,049)	1,318
DECREASE IN CASH AND CASH EQUIVALENTS	91	—
CASH AND CASH EQUIVALENTS, beginning of period	9	18
CASH AND CASH EQUIVALENTS, end of period	$100	$18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
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
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. At October 31, 2013, our interests in ETP and Regency consisted of:

	ETP	Regency
General Partner interest	0.8%	1.3%
IDRs	100%	100%
Units held by wholly-owned subsidiaries:
Common units	49.6	26.3
ETP Class H units	50.2	—
Units held by less than wholly-owned subsidiaries:
Common units	—	31.4
Regency Class F units	—	6.3
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

RECENT DEVELOPMENTS
ETP Note Exchange
On June 24, 2013, ETP completed the exchange of approximately $1.09 billion aggregate principal amount of Southern Union’s outstanding senior notes, comprising 77% of the principal amount of the 7.6% Senior Notes due 2024, 89% of the principal amount of the 8.25% Senior Notes due 2029 and 91% of the principal amount of the Junior Subordinated Notes due 2066.  These notes were exchanged for new notes issued by ETP with the same coupon rates and maturity dates. In conjunction with this transaction, Southern Union entered into intercompany notes payable to ETP, which provide for the reimbursement by Southern Union of ETP’s payments under the newly issued notes. The fair value on the settlement date of the 7.6% Senior Notes due 2024, the 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066 was $328 million, $328 million and $464 million, respectively, which represented 118.16%, 122.84% and 85%, respectively, of the outstanding principal amount of the notes.
Sale of AmeriGas Common Units
On July 12, 2013, ETP received $346 million in net proceeds from the sale of 7.5 million of its AmeriGas common units, which were received in connection with ETP’s contribution of its retail propane operations to AmeriGas in January 2012. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility.
Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its common units representing limited partner interests owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of the new Class H Units of limited partner interest in ETP which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners, the general partner of Sunoco Logistics, with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental cash distributions in the aggregate amount of $329 million to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Cash Distributions” below.
ETP agreed to make incremental cash distributions of $329 million discussed above as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. As a result, the net IDR subsidies from ETE to ETP, taking into account the incremental cash distributions related to the Class H Units as an offset thereto, were $21 million for the quarter ended September 30, 2013 and will be $21 million with respect to the quarter ending December 31, 2013, a total of $109 million during 2014, a total of $53 million during 2015 and a total of $22 million during 2016.
LNG Export License
On August 7, 2013, Lake Charles Exports, LLC, an entity owned by BG Group and Trunkline LNG Export, LLC (a joint venture owned by ETP and ETE), received an order from the Department of Energy conditionally granting authorization to export up to 15 million metric tonnes per annum of LNG to non-free trade agreement countries from the existing LNG import terminal owned by Trunkline LNG Company, LLC (an indirect wholly-owned subsidiary of ETP), which is located in Lake Charles, Louisiana.  Lake Charles Exports, LLC previously received approval to export LNG from the Lake Charles facility to free trade agreement countries on July 22, 2011. In October 2013, ETE, ETP and BG Group announced their entry into a project development agreement to jointly develop the LNG export project at the existing Trunkline LNG import terminal in Lake Charles, Louisiana.
Sale of Distribution Operations
Effective September 1, 2013, Southern Union completed its sale of the assets of MGE to Laclede Gas Company for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. The sale of Southern Union’s NEG division is expected to close in the fourth quarter of 2013 for cash proceeds of $40 million, subject to customary post-closing adjustments and the assumption of $20 million of debt.

Regency’s Acquisition of PVR Partners, L.P.
On October 10, 2013, Regency and PVR Partners, L.P. (“PVR”) announced the approval of a merger agreement, pursuant to which Regency intends to propose to acquire PVR. This acquisition will be a unit-for-unit transaction plus a one-time $40 million cash payment to PVR unitholders which represents total consideration of $5.6 billion, including the assumption of net debt of $1.8 billion. The holders of PVR common units, PVR Class B Units and PVR Special Units (“PVR Unit(s)”) will receive 1.02 Regency common units in exchange for each PVR Unit held on the applicable record date. The transaction is subject to the approval of PVR’s unitholders, Hart-Scott-Rodino Antitrust Improvements Act approval and other customary closing conditions. The transaction is expected to close in the first quarter of 2014.
Retail Acquisition
In October 2013, La Grange Acquisition, L.P., an indirect wholly-owned subsidiary of ETP, acquired a convenience store operator with a network of approximately 300 company-owned and dealer locations for approximately $400 million in cash. These operations will be reflected in ETP’s retail marketing segment, along with the retail marketing operations owned by Holdco, beginning in the fourth quarter of 2013.
ETE Refinancing Activities
On October 30, 2013, ETE commenced a tender offer to purchase for cash up to an aggregate of $400 million principal amount of its outstanding 7.50% Senior Notes due 2020 (the “ETE Notes”), which maximum tender offer amount may be increased at ETE’s election, subject to applicable law. In conjunction with the tender offer, ETE intends to launch a comprehensive refinancing of its existing debt. To that end, ETE intends to refinance its current $900 million senior secured term loan due March 2017 and is also working with a number of selected banks in finalizing a new five-year revolving credit facility for up to $600 million. Proceeds from a possible new issuance of senior secured notes and/or a new term loan will be used to satisfy any proceeds required for a successful tender of the ETE Notes. There can be no assurance that ETE will successfully refinance its existing term loan or raise adequate funds for the tender from any intended new issuance of senior secured notes or any term loan financing.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Segment Adjusted EBITDA:
Investment in ETP	$942	$660	$282	$2,967	$1,796	$1,171
Investment in Regency	172	141	31	446	398	48
Corporate and Other	(9)	(7)	(2)	(38)	(48)	10
Adjustments and Eliminations (1)	(56)	(40)	(16)	(111)	(83)	(28)
Total	1,049	754	295	3,264	2,063	1,201
Depreciation and amortization	(332)	(211)	(121)	(962)	(571)	(391)
Interest expense, net of interest capitalized	(298)	(237)	(61)	(913)	(732)	(181)
Bridge loan related fees	—	—	—	—	(62)	62
Gain on deconsolidation of Propane Business	—	—	—	—	1,057	(1,057)
Gain on sale of AmeriGas common units	87	—	87	87	—	87
Gains (losses) on interest rate derivatives	3	(6)	9	55	(23)	78
Non-cash unit-based compensation expense	(16)	(10)	(6)	(43)	(34)	(9)
Unrealized gains (losses) on commodity risk management activities	22	4	18	45	(43)	88
Losses on extinguishment of debt	—	—	—	(7)	(123)	116
Gain on curtailment of other postretirement benefit plans	—	—	—	—	15	(15)
LIFO valuation adjustments	6	—	6	22	—	22
Equity in earnings of unconsolidated affiliates	38	21	17	182	118	64
Adjusted EBITDA related to unconsolidated affiliates	(165)	(148)	(17)	(553)	(429)	(124)
Adjusted EBITDA related to discontinued operations	(12)	(32)	20	(75)	(66)	(9)
Other, net	10	(1)	11	6	1	5
Income from continuing operations before income tax expense	392	134	258	1,108	1,171	(63)
Income tax expense from continuing operations	49	26	23	136	33	103
Income from continuing operations	343	108	235	972	1,138	(166)
Income (loss) from discontinued operations	13	(142)	155	44	(136)	180
Net income	$356	$(34)	$390	$1,016	$1,002	$14

(1)	See description of eliminations included in Note 18 to our consolidated financial statements.
See the detailed discussion of Segment Adjusted EBITDA in the Segment Operating Results section below.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2013 increased primarily due to the following:

•	depreciation and amortization related to Sunoco Logistics and Sunoco of $95 million; and

•	additional depreciation and amortization related to assets placed in service.
Depreciation and amortization for the nine months ended September 30, 2013 increased primarily due to the following:

•	depreciation and amortization related to Sunoco Logistics and Sunoco of $277 million;

•	depreciation and amortization related to Southern Union and SUGS, which were acquired on March 26, 2012, and resulted in increased depreciation and amortization of $41 million in the aggregate; and

•	additional depreciation and amortization related to assets placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense for the three months ended September 30, 2013 increased primarily due to the following:

•	interest expense related to Sunoco Logistics and Sunoco of $30 million;

•	incremental interest expense due to ETP’s issuance of $1.25 billion of senior notes in January 2013 and $1.5 billion of senior notes in September 2013; and

•
incremental interest expense due to Regency’s issuance of $700 million of senior notes in October 2012, $600 million of senior notes in April 2013 and $400 million of senior notes in September 2013; partially offset by

•	a reduction of $17 million for the Parent Company primarily related to a $1.1 billion principal paydown of the Parent Company’s $2 billion term loan in April 2013.
Interest expense for the nine months ended September 30, 2013 increased primarily due to the following:

•	interest expense related to Sunoco Logistics and Sunoco of $83 million;

•	incremental interest expense due to ETP’s issuance of $1.25 billion of senior notes in January 2013 and $1.5 billion of senior notes in September 2013; and

•
an increase of $33 million related to Regency primarily due to its issuance of $700 million of senior notes in October 2012, $600 million of senior notes in April 2013 and $400 million of senior notes in September 2013; partially offset by

•	a reduction of $6 million for the Parent Company primarily related to a $1.1 billion principal paydown of the Parent Company’s $2 billion term loan in April 2013; and

•	a reduction of several series of ETP’s higher coupon notes that were repurchased in the tender offers completed in January 2012.
Bridge Loan Related Fees. The bridge loan commitment fee recognized during the nine months ended September 30, 2012 was incurred in connection with the Southern Union Merger. The Parent Company obtained permanent financing for the transaction through a $2 billion senior secured term loan which was funded upon closing of the Southern Union Merger on March 26, 2012.
Gain on Deconsolidation of Propane Business. ETP recognized a gain on deconsolidation related to the contribution of its Propane Business to AmeriGas in January 2012.
Gains (Losses) on Interest Rate Derivatives. Gains on interest rate derivatives during the three and nine months ended September 30, 2013 resulted from increases in forward interest rates, which caused our forward-starting swaps to increase in value. These swaps are marked to fair value for accounting purposes with changes in value recorded in earnings each period. Conversely, decreases in forward interest rates resulted in losses on interest rate derivatives during the three and nine months ended September 30, 2012.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Losses on Extinguishment of Debt. ETP recognized a loss on extinguishment of debt in connection with its repurchase of $750 million of senior notes in January 2012. In addition, Regency recognized a $7 million loss on extinguishment of debt in connection with its repurchase senior notes in June 2013 and $8 million in connection with its repurchase of senior notes in May 2012.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
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

Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of ETE has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the Propane Transaction, the Sunoco Merger and the Holdco Transaction for the nine months ended September 30, 2012, giving effect that each occurred on January 1, 2012. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the Propane Transaction, the Sunoco Merger and the Holdco Transaction had been consummated on January 1, 2012.

The following table presents the pro forma financial information for the nine months ended September 30, 2012:

	ETE Historical	Propane Transaction (a)	Sunoco Historical (b)	Southern Union Historical (c)	Holdco Pro Forma Adjustments (d)	Pro Forma
REVENUES	$5,651	$(93)	$35,258	$443	$(12,175)	$29,084
COSTS AND EXPENSES:
Cost of products sold and natural gas operations	3,819	(80)	33,142	313	(11,189)	26,005
Depreciation and amortization	571	(4)	168	49	73	857
Selling, general and administrative	353	(1)	459	—	(69)	742
Impairment charges	—	—	124	—	(22)	102
Total costs and expenses	4,743	(85)	33,893	362	(11,207)	27,706
OPERATING INCOME	908	(8)	1,365	81	(968)	1,378
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(794)	2	(123)	(50)	6	(959)
Equity in earnings of affiliates	118	3	41	16	21	199
Gain on deconsolidation of Propane Business	1,057	(1,057)	—	—	—	—
Gain on formation of PES	—	—	1,144	—	(1,144)	—
Gain (loss) on disposal of assets	—	2	112	—	(2)	112
Loss on extinguishment of debt	(123)	115	—	—	—	(8)
Losses on interest rate derivatives	(23)	—	—	—	—	(23)
Other, net	28	1	6	(2)	—	33
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,171	(942)	2,545	45	(2,087)	732
Income tax expense from continuing operations	33	—	956	12	(931)	70
INCOME FROM CONTINUING OPERATIONS	$1,138	$(942)	$1,589	$33	$(1,156)	$662

(a)	Propane Transaction adjustments reflect the following:

•	The adjustments reflect the deconsolidation of ETP’s propane operations in connection with the Propane Transaction.

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

(b)	Sunoco historical amounts in 2012 include the period from January 1, 2012 through September 30, 2012.

(c)	Southern Union historical amounts in 2012 include the period from January 1, 2012 through March 25, 2012.

(d)	Substantially all of the Holdco pro forma adjustments relate to Sunoco’s exit from its Northeast refining operations and formation of the PES joint venture, except for the following:

•	The adjustment to depreciation and amortization reflects incremental amounts for estimated fair values recorded in purchase accounting related to Sunoco and Southern Union.

•
The adjustment to selling, general and administrative expenses includes the elimination of merger-related costs incurred, because such costs would not have a continuing impact on results of operations.

•	The adjustment to interest expense includes incremental amortization of fair value adjustments to debt recorded in purchase accounting.

•	The adjustment to equity in earnings of affiliates reflects the reversal of amounts related to Citrus Corp. recorded in Southern Union’s historical income statements.

•	The adjustment to income tax expense includes the pro forma impact resulting from the pro forma adjustments to pre-tax income of Sunoco and Southern Union.

Segment Operating Results
Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues	$11,902	$1,802	$10,100	$34,307	$4,721	$29,586
Cost of products sold	10,654	1,026	9,628	30,477	2,606	27,871
Gross margin	1,248	776	472	3,830	2,115	1,715
Unrealized losses (gains) on commodity risk management activities	(8)	(11)	3	(45)	60	(105)
Operating expenses, excluding non-cash compensation expense	(316)	(171)	(145)	(940)	(492)	(448)
Selling, general and administrative, excluding non-cash compensation expense	(125)	(71)	(54)	(388)	(255)	(133)
LIFO valuation adjustments	(6)	—	(6)	(22)	—	(22)
Adjusted EBITDA related to unconsolidated affiliates	151	106	45	474	302	172
Adjusted EBITDA related to discontinued operations	12	32	(20)	75	66	9
Other	—	3	(3)	(12)	9	(21)
Elimination	(14)	(4)	(10)	(5)	(9)	4
Segment Adjusted EBITDA	$942	$660	$282	$2,967	$1,796	$1,171
Gross Margin. For the three and nine months ended September 30, 2013 compared to the same periods last year, gross margin increased $472 million and $1.72 billion, respectively, primarily as a result of ETP’s acquisition of Sunoco, including Sunoco Logistics and retail marketing operations, in conjunction with the Holdco Transaction in October 2012. Sunoco Logistics’ gross margin was $241 million and $817 million for the three and nine months ended September 30, 2013, respectively, and retail marketing gross margin was $232 million and $622 million for the three and nine months ended September 30, 2013, respectively. In addition, NGL transportation and services gross margin increased $55 million and $128 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of increased volumes transported and assets recently placed in service. These increases were partially offset by decreases in ETP’s intrastate transportation and storage gross margin of $26 million and $45 million for the three and nine months ended September 30, 2013, respectively, primarily due to the cessation of certain long-term transportation contracts and a continued unfavorable natural gas price environment.
Unrealized Losses (Gains) on Commodity Risk Management Activities. Unrealized losses (gains) on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. The increase in unrealized losses on commodity risk management activities for the nine months ended September 30, 2013 compared to 2012 was primarily attributable to natural gas storage inventory and related derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2013 compared to the same periods last year, ETP’s operating expense increases of $36 million and $87 million, respectively, were attributable to Sunoco Logistics, and $103 million and $307 million, respectively, were attributable to ETP’s retail marketing operations. As discussed above, Sunoco Logistics and the retail marketing operations were acquired in October of 2012. For the nine months ended September 30, 2013, the increase in operating expenses also reflects a $54 million increase in ETP’s interstate transportation and storage operations primarily due to the consolidation of Southern Union beginning March 26, 2012. In addition, operating expenses increased in ETP’s NGL transportation and midstream operations for the three and nine months ended September 30, 2013 as a result of assets recently being placed in service.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2013 compared to the same periods last year, ETP’s selling, general and administrative increased $29 million and $88 million, respectively, due to the consolidation of Sunoco Logistics, and $25 million and $63 million, respectively, due to the consolidation of ETP’s retail marketing operations. As discussed above, Sunoco Logistics and the retail marketing operations were acquired in October of 2012.
Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the three and nine months ended September 30, 2013 consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
AmeriGas	$9	$4	$5	$122	$79	$43
Citrus	85	81	4	226	162	64
FEP	20	20	—	57	57	—
Regency	26	—	26	42	—	42
Other	11	1	10	27	4	23
Total Adjusted EBITDA related to unconsolidated affiliates	$151	$106	$45	$474	$302	$172
Adjusted EBITDA Related to Discontinued Operations. Amounts reflected the operations of Canyon, which was sold in October 2012, and Southern Union’s distribution operations beginning March 26, 2012.
Investment in Regency

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues	$665	$527	$138	$1,844	$1,413	$431
Cost of products sold	477	369	108	1,309	959	350
Gross margin	188	158	30	535	454	81
Unrealized losses (gains) on commodity risk management activities	9	9	—	2	(7)	9
Operating expenses, excluding non-cash compensation expense	(76)	(60)	(16)	(215)	(156)	(59)
Selling, general and administrative, excluding non-cash compensation expense	(13)	(21)	8	(64)	(78)	14
Adjusted EBITDA related to unconsolidated affiliates	65	55	10	188	171	17
Other	(1)	—	(1)	—	14	(14)
Segment Adjusted EBITDA	$172	$141	$31	$446	$398	$48

Gross Margin. Regency’s gross margin increased for the three and nine months ended September 30, 2013 compared to the same periods last year primarily as a result of increased volumes in south and west Texas in Regency’s gathering and processing operations. In addition, because the SUGS Contribution was a transaction between entities under common control, Regency has retrospectively consolidated SUGS beginning March 26, 2012. As such, the nine months ended September 30, 2013 included a full period of SUGS results, while the nine months ended September 30, 2012 included a partial period of SUGS results.

Unrealized Losses (Gains) on Commodity Risk Management Activities. Regency's gains and losses on commodity risk management activities were primarily due to mark-to-market adjustments on its non-hedged commodity derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. Regency's operating expenses increased for the three and nine months ended September 30, 2013 compared to the same periods last year as a result of organic growth in Regency’s gathering and processing operations. In addition, Regency consolidated SUGS beginning March 26, 2012, which accounted for $41 million of operating expenses as the nine months ended September 30, 2012 included only a partial period of SUGS’ operating expenses.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. Regency's operating expenses decreased for the three and nine months ended September 30, 2013 compared to the same periods last year primarily as a result of a decrease in employee expenses and a decrease in the management fee paid to ETE. In addition, the nine months ended September 30, 2013 reflected the input of lower allocated overhead related to SUGS.
Adjusted EBITDA Related to Unconsolidated Affiliates. Regency's adjusted EBITDA attributable to unconsolidated affiliates increased primarily due to a $23 million increase in adjusted EBITDA attributable to Lone Star as a result of new assets placed in service. The increase was partially offset by an $8 million decrease in Regency’s interest in adjusted EBITDA attributable to HPC.
Other. Regency’s other decreased for the nine months ended September 30, 2013 primarily as the result of recognition of a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts.
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
ETP currently expects capital expenditures for the full year 2013 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$5	$5	$25	$30
Interstate transportation and storage	40	50	75	90
Midstream(1)	455	475	40	45
NGL transportation and services(2)	420	425	15	20
Investment in Sunoco Logistics	880	920	60	65
Retail marketing	65	75	65	75
All other (including eliminations)	20	25	40	45
Total projected capital expenditures	$1,885	$1,975	$320	$370

(1)
Amounts reflected above for ETP’s midstream operations include growth and maintenance capital expenditures of $95 million and $10 million, respectively, incurred by Southern Union’s gathering and processing operations prior to deconsolidation on April 30, 2013.

(2)	ETP expects to receive $120 million in capital contributions from Regency related to its 30% share of Lone Star.
Sunoco Logistics expects total growth capital expenditures of approximately $1.3 billion in 2014, and ETP expects to publicly announce expected 2014 capital expenditures for its other operations prior to the filing of its Annual Report on Form 10-K for the year ended December 31, 2013.
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
In 2013, Regency expects to invest $870 million in growth capital expenditures, of which $500 million is expected to be invested in organic growth projects in the gathering and processing operations; $150 million is expected to be invested in Regency’s portion of growth capital expenditures in its NGL services operations; and $220 million is expected to be invested in growth capital expenditures in its contract services operations. In addition, Regency expects to invest $40 million in maintenance capital expenditures in 2013, including its proportionate share related to joint ventures.
Regency has not publicly announced its expected capital expenditures for 2014.
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
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012. Cash provided by operating activities during 2013 was $1.85 billion as compared to $897 million for 2012. Net income was $1.02 billion and $1.00 billion for 2013 and 2012, respectively. The difference between net income and the net cash provided by operating activities primarily consisted of non-cash items totaling $944 million and $138 million and changes in operating assets and liabilities of $382 million and $120 million for 2013 and 2012, respectively.
The non-cash activity in 2013 consisted primarily of depreciation and amortization of $962 million compared to $571 million in 2012. The non-cash activity in 2012 consisted primarily of the gain on deconsolidation of Propane Business of $1.06 billion, the loss on extinguishment of debt of $123 million, and bridge loan related fees of $62 million which were not reflected in 2013.
Cash paid for interest, net of interest capitalized, was $944 million and $696 million for the nine months ended September 30, 2013 and 2012, respectively.
Capitalized interest for the nine months ended September 30, 2013 was $32 million.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid in acquisitions, capital expenditures, cash distributions from our joint ventures, and cash proceeds from sales or contributions of assets or businesses. Changes in capital expenditures between periods primarily result from increases or decreases in growth capital expenditures to fund construction and expansion projects.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012. Cash used in investing activities during 2013 was $833 million as compared to $3.61 billion for 2012. In 2013, we received $973 million and $346 million in cash from the sale of the MGE assets and the sale of AmeriGas common units, respectively. In 2012, we paid cash for acquisitions of $2.98 billion, which primarily consisted of our acquisition of Southern Union for $2.97 billion. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2013 were $2.50 billion, including changes in accruals of $111 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2012 of $2.24 billion, including changes in accruals of $231 million. In 2012, ETP also received cash proceeds from its contribution and sale of propane operations of $1.44 billion.
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
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012. Cash used in financing activities during 2013 was $209 million as compared to cash provided by financing activities of $2.76 billion for 2012. In 2013, ETP received $1.30 billion in net proceeds from offerings of ETP Common Units as compared to $772 million in 2012. In 2013,

Regency received $149 million in net proceeds from offerings of Regency Common Units as compared to $312 million in 2012. During 2013, we had a consolidated net increase in our debt level of $329 million as compared to a net increase of $2.94 billion for 2012. We paid distributions of $544 million and $491 million to our partners in 2013 and in 2012, respectively. Our subsidiaries paid distributions to noncontrolling interest of $1.05 billion and $688 million in 2013 and 2012, respectively. In 2013, we also paid $340 million to redeem our Preferred Units.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2013	December 31, 2012
Parent Company Indebtedness:
ETE Senior Notes, due October 15, 2020	$1,800	$1,800
ETE Senior Secured Term Loan, due March 26, 2017	900	2,000
ETE Senior Secured Revolving Credit Facility	—	60
Subsidiary Indebtedness:
ETP	11,182	7,692
Transwestern	870	870
Regency	2,800	1,962
Southern Union	170	1,260
Panhandle	916	1,621
Sunoco	965	965
Sunoco Logistics	2,150	1,450
Revolving Credit Facilities	211	1,936
Other Long-Term Debt	46	48
Unamortized premiums and fair value adjustments, net	299	389
Total	22,309	22,053
Current maturities	(298)	(613)
Long-term debt and notes payable, less current maturities	$22,011	$21,440

The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 and in Note 8 to our consolidated financial statements.
Parent Company Refinancing Activities
On October 30, 2013, the Parent Company commenced an offer to purchase for cash up to $400 million aggregate principal amount outstanding of the ETE Notes pursuant to the Offer to Purchase Statement dated October 30, 2013, which tender offer amount may be increased at the discretion of the Parent Company. The tender offer is subject to a financing condition, and the Parent Company may obtain financing for purchases of ETE Notes in the tender offer pursuant to the issuance of new senior notes, borrowings under a new term loan facility on other debt financings. In this regard, the Parent Company has also announced that it has launched a syndication of a new senior secured term loan credit facility to refinance its existing term loan facility under the Term Credit Agreement. The Parent Company is also arranging a new five-year revolving credit facility for up to $600 million.
Subsidiary Senior Note Offerings
In September 2013, ETP issued $700 million aggregate principal amount of 4.15% Senior Notes due October 2020, $350 million aggregate principal amount of 4.90% Senior Notes due February 2024 and $450 million aggregate principal amount of 5.95% Senior Notes due October 2043. ETP used the net proceeds of $1.47 billion from the offerings to repay $455 million in borrowings outstanding under the term loan of Panhandle’s wholly-owned subsidiary, Trunkline LNG Holdings, LLC, to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
In September 2013, Regency issued $400 million aggregate principal amount of 5.75% senior notes due September 2020. Regency used the net proceeds of approximately $394 million to repay borrowings outstanding under the Regency Credit Facility.

Revolving Credit Facilities
Parent Company Credit Facility
The Parent Company has a $200 million revolving credit facility that expires in September 2015. Indebtedness under the Parent Company Credit Facility is secured by all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets, but is not guaranteed by any of the Parent Company’s subsidiaries.
As of September 30, 2013, we had no outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $200 million.
ETP Credit Facility
ETP has a $2.5 billion revolving credit facility which expires in October 2016. Indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. There were no outstanding borrowings under the ETP Credit Facility as of September 30, 2013.
Regency Credit Facility
Regency has a $1.2 billion revolving credit facility with a $300 million uncommitted incremental facility that matures on May 21, 2018. Indebtedness under the Regency Credit Facility is secured by all of Regency's and certain of its subsidiaries’ tangible and intangible assets and guaranteed by certain of Regency’s subsidiaries.
As of September 30, 2013, there was a balance outstanding under the Regency Credit Facility of $176 million in revolving credit loans and approximately $15 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2013, which was reduced by any letters of credit, was approximately $1.01 billion, and the weighted average interest rate on the total amount outstanding as of September 30, 2013 was 2.19%.
Southern Union Credit Facilities
Proceeds from the SUGS Contribution were used to repay $240 million of borrowings under the Southern Union Credit Facility and the facility was terminated.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains two credit facilities to fund its working capital requirements, finance acquisitions and capital projects and for general partnership purposes. The credit facilities consist of a $350 million unsecured credit facility which expires in August 2016 and a $200 million unsecured credit facility which expires in August 2014. There were no outstanding borrowings under these facilities as of September 30, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility which expires in April 2015. Outstanding borrowings under this credit facility were $35 million as of September 30, 2013.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2013.
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

Following are distributions declared and/or paid by us subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2012	February 7, 2013	February 19, 2013	$0.6350
March 31, 2013	May 6, 2013	May 17, 2013	0.6450
June 30, 2013	August 5, 2013	August 19, 2013	0.6550
September 30, 2013	November 4, 2013	November 19, 2013	0.6725

The total amounts of distributions declared and/or paid during the nine months ended September 30, 2013 and 2012 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2013	2012
Limited Partners	$554	$525
General Partner interest	1	1
Total Parent Company distributions	$555	$526

Cash Distributions Received from Subsidiaries
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

	Nine Months Ended September 30,
	2013	2012
Distributions from ETP:
Limited Partners (1)	$223	$135
Class H Units held by ETE Holdings	16	—
General Partner interest	15	15
IDRs	528	381
IDR relinquishments related to previous transactions (2)	(107)	(59)
Total distributions from ETP (3)	675	472
Distributions from Regency:
Limited Partners	36	36
General Partner interest	3	4
IDRs	8	6
IDR relinquishment related to previous transaction (4)	(2)	—
Total distributions from Regency	45	46
Total distributions received from subsidiaries	$720	$518

(1)	Does not include common unit distributions received by Southern Union in respect of approximately 2,249,092 ETP Common Units issued to Southern Union in connection with the Citrus Merger.

(2)	Following are incentive distributions ETE has agreed to relinquish to ETP:

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

•
As discussed in Note 2, in connection with the Holdco Acquisition on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

•
As discussed in Note 10 to our consolidated financial statements, ETP has agreed to make incremental cash distributions in the aggregate amount of $329 million to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the Class H units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition.

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

(3)
Total distributions received from ETP does not include distributions on ETP’s Class E Units or Class G Units, which are held by subsidiaries of Holdco, which was 60% owned by ETE subsequent to October 5, 2012, and 100% owned by ETP subsequent to April 30, 2013.

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
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2012	February 7, 2013	February 14, 2013	$0.89375
March 31, 2013	May 6, 2013	May 15, 2013	0.89375
June 30, 2013	August 5, 2013	August 14, 2013	0.89375
September 30, 2013	November 4, 2013	November 14, 2013	0.90500

The total amounts of ETP distributions declared during the nine months ended September 30, 2013 and 2012 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2013	2012
Limited Partners	$979	$694
General Partner interest	15	15
IDRs	528	381
IDR relinquishments related to previous transactions	(107)	(59)
Total ETP distributions	$1,415	$1,031
The distributions reflected above for the nine months ended September 30, 2013 reflect IDR reductions totaling $107 million, which includes three quarters of IDR relinquishment related to the Citrus Merger, three quarters of IDR relinquishment related to the Holdco Transaction and two quarters of IDR relinquishment related to the Holdco Acquisition. The distributions reflected above for the nine months ended September 30, 2012 reflect IDR reductions totaling $59 million, which includes three quarters of IDR relinquishment related to the Citrus Merger and one quarter of IDR relinquishment related to the Holdco Transaction.

Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.460
March 31, 2013	May 6, 2013	May 13, 2013	0.460
June 30, 2013	August 5, 2013	August 14, 2013	0.465
September 30, 2013	November 4, 2013	November 14, 2013	0.470

The total amounts of Regency distributions declared and/or paid during the nine months ended September 30, 2013 and 2012 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2013	2012
Limited Partners	$289	$235
General Partner interest	3	4
IDRs	8	6
IDR relinquishment related to previous transaction	(2)	—
Total Regency distributions	$298	$245
Cash Distributions Paid by Sunoco Logistics
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.5450
March 31, 2013	May 9, 2013	May 15, 2013	0.5725
June 30, 2013	August 8, 2013	August 14, 2013	0.6000
September 30, 2013	November 8, 2013	November 14, 2013	0.6300

The total amounts of Sunoco Logistics distributions declared and/or paid during the nine months ended September 30, 2013 were as follows (all from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

Nine Months Ended September 30, 2013
Limited Partners:
Common Units	$186
General Partner interest	3
IDRs	84
Total Sunoco Logistics distributions	$273
Sunoco Logistics declared $147 million in cash distributions to ETP for the nine months ended September 30, 2013.
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
Commodity Price Risk
The tables below summarize by operating entity commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of September 30, 2013 and December 31, 2012.
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

	September 30, 2013			December 31, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives		(in millions)			(in millions)
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	6,560,000	$(2)	$3	—	$—	$—
Basis Swaps IFERC/NYMEX (1)	(27,402,500)	(4)	1	(30,980,000)	(6)	—
Swings Swaps IFERC	1,690,000	—	1	—	—	—
Power (Megawatt):
Forwards	562,250	1	2	19,650	—	1
Futures	97,212	—	1	(1,509,300)	(1)	1
Options — Calls	(1,700)	(2)	—	1,656,400	2	1
Crude (Bbls) — Futures	80,000	—	(1)	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,300,000)	(1)	—	150,000	(1)	—
Swing Swaps IFERC	6,965,000	(1)	2	(83,292,500)	1	1
Fixed Swaps/Futures	(14,072,500)	13	5	27,077,500	(7)	9
Forward Physical Contracts	(11,663,485)	1	—	11,689,855	—	2
Natural Gas Liquid (Bbls):
Forwards/Swaps	(1,182,000)	1	6	(30,000)	—	—
Refined Products (Bbls) — Futures	(93,327)	8	—	(666,000)	(3)	14
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,577,500)	—	—	(18,655,000)	(1)	—
Fixed Swaps/Futures	(47,215,000)	16	18	(44,272,500)	4	15
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,150,000)	—	—	—	—	—
Fixed Swaps/Futures	(5,720,000)	—	2	(8,212,500)	(3)	3
Natural Gas Liquid (Bbls):
Forwards/Swaps	(720,000)	1	4	(930,000)	(2)	7
Refined Products (Bbls) — Futures	—	—	—	(98,000)	—	1
Crude (Bbls) — Futures	(120,000)	(2)	1	—	—	—
(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for NGLs and WTI crude oil. Dollar amounts are presented in millions.

	September 30, 2013			December 31, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas:
Fixed Swaps/Futures	15,176,000	$5	$6	8,395,000	$1	$3
Propane:
Forwards/Swaps	33,642,000	(2)	3	3,318,000	1	1
NGLs:
Forwards/Swaps	144,000	1	1	243,000	—	2
WTI Crude Oil:
Forwards/Swaps	829,000	(2)	7	356,000	2	3

Interest Rate Risk
As of September 30, 2013, we and our subsidiaries had $1.72 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $17 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following interest rate swaps were outstanding as of September 30, 2013 and December 31, 2012 (dollars in millions), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2013	December 31, 2012
ETE	March 2017	Pay a fixed rate of 1.25% and receive a floating rate	$—	$500
ETP	July 2013 (2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	—	400
ETP	July 2014 (2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	June 2021	Pay a floating rate plus a spread of 2.15% and receive a fixed rate of 4.65%	200	—
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union	November 2016	Pay a fixed rate of 2.97% and receive a floating rate	25	75
Southern Union	November 2021	Pay a fixed rate of 3.75% and receive a floating rate	450	450

(1)	Floating rates are based on 3-month LIBOR.

(2)
Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. During the nine months ended September 30, 2013, ETP settled $400 million of forward-starting interest rate swaps that had an effective date of July 2013.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on interest rate derivatives) of $1 million as of September 30, 2013 and $118 million as of December 31, 2012. For the $1.2 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $12 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Southern Union’s interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $5 million.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2012 and Note 14 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
In September 2013, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Notice of Violation and proposed penalties in excess of $0.1 million based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline, L.P., a subsidiary of Sunoco Logistics, in Murrysville, Pennsylvania. Sunoco Logistics is currently in discussions with the PADEP. The timing or outcome of this matter cannot be reasonably determined at this time. However, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2012.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this report:

	Exhibit Number	Description
(*)	10.1	Exchange and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC dated August 7, 2013.
	31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(**)	32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definitions Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates exhibit incorporated by reference to Energy Transfer Equity, L.P. Current Report on Form 8-K filed on August 8, 2013.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, L.L.C., its General Partner

Date:	November 7, 2013	By:	/s/ Jamie Welch
Jamie Welch
Chief Financial Officer (duly authorized to sign on behalf of the registrant)