Form 10-Q
period 2014-06-30
Energy Transfer Equity, L.P.
filed 2014-08-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 1, 2014, the registrant had 538,766,899 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus Corp., which owns 100% of FGT

CrossCountry	CrossCountry Energy LLC, which owns an indirect 50% interest in Citrus

Eagle Rock	Eagle Rock Energy Partners, L.P.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Holdco	ETP Holdco Corporation
Hoover	Hoover Energy Partners, LP

IDRs	incentive distribution rights

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

ii

MACS	Mid-Atlantic Convenience Stores, LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of ETP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

PVR	PVR Partners, L.P.

Regency	Regency Energy Partners LP

Regency Credit Facility	Regency’s $1.5 billion revolving credit facility

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC

WTI	West Texas Intermediate Crude
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, loss on extinguishment of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,234	$590
Accounts receivable, net	4,439	3,658
Accounts receivable from related companies	46	63
Inventories	1,560	1,807
Exchanges receivable	88	67
Price risk management assets	13	39
Other current assets	272	312
Total current assets	7,652	6,536

PROPERTY, PLANT AND EQUIPMENT	39,048	33,917
ACCUMULATED DEPRECIATION	(3,930)	(3,235)
	35,118	30,682

ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	3,686	4,014
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	—	18
GOODWILL	6,230	5,894
INTANGIBLE ASSETS, net	5,072	2,264
OTHER NON-CURRENT ASSETS, net	857	922
Total assets	$58,615	$50,330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,317	$3,834
Accounts payable to related companies	23	14
Exchanges payable	272	284
Price risk management liabilities	68	53
Accrued and other current liabilities	2,196	1,678
Current maturities of long-term debt	1,346	637
Total current liabilities	8,222	6,500

LONG-TERM DEBT, less current maturities	25,851	22,562
DEFERRED INCOME TAXES	3,712	3,865
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	97	73
OTHER NON-CURRENT LIABILITIES	1,018	1,019

COMMITMENTS AND CONTINGENCIES (Note 13)

PREFERRED UNITS OF SUBSIDIARY	32	32
REDEEMABLE NONCONTROLLING INTEREST	15	—

EQUITY:
General Partner	(1)	(3)
Limited Partners:
Common Unitholders	563	1,066
Class D Units	14	6
Accumulated other comprehensive income	6	9
Total partners’ capital	582	1,078
Noncontrolling interest	19,086	15,201
Total equity	19,668	16,279
Total liabilities and equity	$58,615	$50,330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Natural gas sales	$1,362	$864	$2,792	$1,837
NGL sales	1,400	787	2,654	1,500
Crude sales	4,432	3,992	8,525	7,193
Gathering, transportation and other fees	878	815	1,750	1,555
Refined product sales	4,938	4,650	9,416	9,312
Other	1,133	955	2,086	1,845
Total revenues	14,143	12,063	27,223	23,242
COSTS AND EXPENSES:
Cost of products sold	12,351	10,565	23,793	20,372
Operating expenses	412	387	819	759
Depreciation, depletion and amortization	450	318	823	630
Selling, general and administrative	157	149	305	306
Total costs and expenses	13,370	11,419	25,740	22,067
OPERATING INCOME	773	644	1,483	1,175
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(344)	(305)	(659)	(615)
Equity in earnings of unconsolidated affiliates	77	54	181	144
Losses on extinguishment of debt	—	(7)	—	(7)
Gains (losses) on interest rate derivatives	(46)	46	(48)	52
Gain on sale of AmeriGas common units	93	—	163	—
Other, net	(25)	(14)	(23)	(33)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	528	418	1,097	716
Income tax expense from continuing operations	70	89	215	87
INCOME FROM CONTINUING OPERATIONS	458	329	882	629
Income from discontinued operations	42	9	66	31
NET INCOME	500	338	948	660
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	336	211	616	443
NET INCOME ATTRIBUTABLE TO PARTNERS	164	127	332	217
GENERAL PARTNER’S INTEREST IN NET INCOME	1	—	1	—
CLASS D UNITHOLDER’S INTEREST IN NET INCOME	—	—	1	—
LIMITED PARTNERS’ INTEREST IN NET INCOME	$163	$127	$330	$217
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.29	$0.22	$0.59	$0.36
Diluted	$0.29	$0.22	$0.59	$0.36
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.30	$0.23	$0.60	$0.39
Diluted	$0.30	$0.23	$0.60	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$500	$338	$948	$660
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	2	(1)	6	(2)
Change in value of derivative instruments accounted for as cash flow hedges	(2)	6	(6)	8
Change in value of available-for-sale securities	—	(1)	—	—
Actuarial gain (loss) relating to pension and other postretirement benefits	—	2	(1)	1
Foreign currency translation adjustment	1	—	(2)	(1)
Change in other comprehensive income from unconsolidated affiliates	1	(3)	(6)	4
	2	3	(9)	10
Comprehensive income	502	341	939	670
Less: Comprehensive income attributable to noncontrolling interest	338	209	610	447
Comprehensive income attributable to partners	$164	$132	$329	$223

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, December 31, 2013	$(3)	$1,066	$6	$9	$15,201	$16,279
Distributions to partners	(1)	(389)	(1)	—	—	(391)
Distributions to noncontrolling interest	—	—	—	—	(863)	(863)
Subsidiary units issued for cash	—	51	1	—	598	650
Subsidiary units issued in certain acquisitions	—	104	—	—	3,911	4,015
Subsidiary units redeemed in Trunkline LNG Transaction	2	480	—	—	(482)	—
Purchase of additional Regency Units	—	(78)	—	—	78	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	7	—	29	36
Capital contributions received from noncontrolling interest	—	—	—	—	6	6
Other, net	—	(1)	—	—	(2)	(3)
Units repurchased under buyback program	—	(1,000)	—	—	—	(1,000)
Other comprehensive loss, net of tax	—	—	—	(3)	(6)	(9)
Net income	1	330	1	—	616	948
Balance, June 30, 2014	$(1)	$563	$14	$6	$19,086	$19,668

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$948	$660
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	823	630
Deferred income taxes	(114)	68
Amortization included in interest expense	(28)	(33)
Non-cash compensation expense	40	27
Gain on sale of AmeriGas common units	(163)	—
(Gains) losses on disposal of assets	(2)	5
Losses on extinguishment of debt	—	7
LIFO valuation adjustments	(34)	(16)
Equity in earnings of unconsolidated affiliates	(181)	(144)
Distributions from unconsolidated affiliates	143	191
Other non-cash	(38)	25
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation	501	(293)
Net cash provided by operating activities	1,895	1,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(407)	(5)
Cash proceeds from the sale of AmeriGas common units	759	—
Capital expenditures (excluding allowance for equity funds used during construction)	(2,137)	(1,504)
Contributions in aid of construction costs	25	11
Contributions to unconsolidated affiliates	(70)	(2)
Distributions from unconsolidated affiliates in excess of cumulative earnings	58	59
Proceeds from sale of discontinued operations	79	—
Proceeds from the sale of assets	18	53
Other	7	(46)
Net cash used in investing activities	(1,668)	(1,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,023	6,063
Repayments of long-term debt	(5,964)	(5,305)
Subsidiary equity offerings, net of issue costs	650	1,218
Distributions to partners	(391)	(360)
Debt issuance costs	(44)	(37)
Distributions to noncontrolling interest	(863)	(684)
Capital contributions received from noncontrolling interest	6	12
Redemption of Preferred Units	—	(340)
Units repurchased under buyback program	(1,000)	—
Other, net	—	(11)
Net cash provided by financing activities	417	556
INCREASE IN CASH AND CASH EQUIVALENTS	644	249
CASH AND CASH EQUIVALENTS, beginning of period	590	372
CASH AND CASH EQUIVALENTS, end of period	$1,234	$621

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
Business Operations
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Regency and cash flows from the operations of Trunkline LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 18 for stand-alone financial information apart from that of the consolidated partnership information included herein.
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

•
Sunoco owns and operates retail marketing assets, which sell gasoline and middle distillates at retail locations and operates convenience stores primarily on the east coast and in the midwest region of the United States. Effective June 1, 2014, ETP combined certain Sunoco retail assets with another wholly-owned subsidiary of ETP to form a limited liability company owned by ETP and its wholly-owned subsidiary, Sunoco.

•
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products, crude oil and NGL pipelines, terminalling and storage assets, refined products, crude oil and NGL acquisition and marketing assets.

•
Regency is a publicly traded partnership engaged in the gathering and processing, compression, treating and transportation of natural gas; the transportation, fractionation and storage of NGLs; the gathering, transportation and terminaling of oil (crude, and/or condensate, a lighter oil) received from producers; and the management of coal and natural resource properties in the United States. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Its assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

•
Trunkline LNG operates a LNG import terminal, which has approximately 9.0 Bcf of above ground LNG storage capacity and re-gasification facilities on Louisiana’s Gulf Coast near Lake Charles, Louisiana. Trunkline LNG is engaged in interstate commerce and is subject to the rules, regulations and accounting requirements of the FERC.

Our financial statements reflect the following reportable business segments:

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
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of June 30, 2014, and the Partnership’s results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.

Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.
We record the collection of taxes to be remitted to government authorities on a net basis except for ETP’s retail marketing operations, in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by ETP’s retail marketing operations were $573 million and $563 million for the three months ended June 30, 2014 and 2013, respectively, and $1.10 billion and $1.08 billion for the six months ended June 30, 2014 and 2013, respectively.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changed the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted. We expect to adopt this standard for the year ending December 31, 2015. ASU 2014-08 could have an impact on whether transactions will be reported in discontinued operations in the future, as well as the disclosures required when a component of an entity is disposed.

2.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Pending Transaction
ETP’s Pending Acquisition of Susser Holdings
On April 27, 2014, ETP entered into a definitive merger agreement whereby ETP plans to acquire Susser Holdings Corporation (“Susser Holdings”) in a unit and cash transaction for total consideration valued at approximately $1.8 billion (the “Susser Merger”). By acquiring Susser Holdings, ETP will own the general partner interest and the incentive distribution rights in Susser Petroleum Partners LP (“Susser Petroleum”), approximately 11 million Susser Petroleum common units (representing approximately 50.2% of Susser Petroleum’s outstanding units), and Susser Holdings’ existing retail operations, consisting of 630 convenience store locations. The Susser Merger is expected to close in the third quarter of 2014, subject to approval of the shareholders of Susser Holdings.
Closed Transactions
Trunkline LNG Transaction
On February 19, 2014, ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE (the “Trunkline LNG Transaction”). This transaction was effective as of January 1, 2014, at which time ETP deconsolidated Trunkline LNG.
In connection with ETE’s acquisition of Trunkline LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions, as discussed further in Note 10.

Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle at the time of the merger, and PEPL Holdings, a wholly-owned subsidiary of Southern Union and the sole limited partner of Panhandle at the time of the merger, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have material operations of its own, other than its ownership of Panhandle and noncontrolling interests in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units), and ETP (2.2 million Common Units). In connection with the Panhandle Merger, Panhandle also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Regency’s Acquisition of Eagle Rock’s Midstream Business
On July 1, 2014, Regency acquired Eagle Rock’s midstream business (the “Eagle Rock Midstream Acquisition”) for $1.3 billion, including the assumption of $499 million of Eagle Rock’s 8.375% Senior Notes due 2019. The remainder of the purchase price was funded by $400 million in Regency Common Units sold to a wholly-owned subsidiary of ETE, 8.2 million Regency Common Units issued to Eagle Rock and borrowing under the revolving credit facility. Regency will account for the Eagle Rock Midstream Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The evaluation of the assigned fair values is ongoing as the transaction was recently completed and therefore Regency was not able to complete the preliminary allocation of the purchase price to the acquired assets and liabilities prior to the issuance of these financial statements. This acquisition is expected to complement Regency’s core gathering and processing business and, when combined with the PVR Acquisition, is expected to further diversify Regency’s basin exposure in the Texas Panhandle, East Texas and South Texas.
Regency’s Acquisition of PVR
On March 21, 2014, Regency acquired all of the PVR outstanding units for a total purchase price of $5.7 billion (based on Regency’s closing price of $27.82 per unit on March 21, 2014), including $1.8 billion of assumed debt (“PVR Acquisition”). PVR unitholders received (on a per unit basis) 1.02 Regency common units and a one-time cash payment of $36 million, which was funded through borrowings under Regency’s revolving credit facility. The PVR Acquisition enhances Regency’s geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash in the Mid-Continent region. Regency accounted for the acquisition of PVR using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Revenues attributable to PVR’s operations were $314 million and $351 million for the three and six months ended June 30, 2014, respectively. Net income attributable to PVR’s operations was $33 million and $35 million for the three and six months ended June 30, 2014, respectively. Revenues and net income attributable to PVR’s operations are included in Regency’s results of operations.

Management is in the process of finalizing the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At March 21, 2014
Current assets	$140
Gathering and transmission systems	1,396
Compression equipment	342
Gas plants and buildings	110
Natural resources	454
Other property, plant and equipment	229
Construction in process	172
Investment in unconsolidated subsidiaries	62
Intangible assets (average useful lives of 30 years)	2,717
Goodwill	353
Other long-term assets	18
Total assets acquired	$5,993

Liabilities
Current liabilities	161
Long-term debt	1,788
Premium related to senior notes	99
Long-term liabilities	42
Total liabilities assumed	$2,090
Net assets acquired	$3,903
Regency’s Acquisition of Hoover
On February 3, 2014, Regency acquired certain subsidiaries of Hoover for a total purchase price of $293 million, consisting of (i) 4,040,471 Regency Common Units issued to Hoover, (ii) $184 million in cash and (iii) $2 million in asset retirement obligations assumed (the “Hoover Acquisition”). The acquisition of Hoover increases Regency’s fee-based revenue, expanding its existing footprint in the southern portion of the Delaware Basin in West Texas, and its services to producers into crude and water gathering. A portion of the consideration is being held in escrow as security for certain indemnification claims. Regency financed the cash portion of the purchase price through borrowings under its revolving credit facility. Regency accounted for the acquisition of Hoover using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Revenues attributable to Hoover’s operations were $10 million and $15 million for the three and six months ended June 30, 2014, respectively. Net income attributable to Hoover’s operations was $2 million and $4 million for the three and six months ended June 30, 2014, respectively. Revenues and net income attributable to Hoover’s operations are included in Regency’s results of operations.

Management completed the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At February 3, 2014
Accounts receivable, net	$5
Gathering and transmission systems	72
Compression equipment	15
Other property, plant and equipment	22
Construction in process	6
Intangible assets (average useful lives of 30 years)	148
Goodwill	30
Total assets acquired	$298
Liabilities
Current liabilities	5
Asset retirement obligations	2
Total liabilities assumed	7
Net assets acquired	$291
The fair values of the assets acquired and liabilities assumed for the PVR and Hoover acquisitions were determined using various valuation techniques, including the income and market approaches.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2014 and 2013 are presented as if the PVR and Hoover acquisitions had been completed on January 1, 2013, and assume there were no other changes in operations. This pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions occurred on January 1, 2013, nor is it indicative of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$14,143	$12,347	$27,505	$23,794
Net income attributable to partners	164	121	325	205

Basic net income per Limited Partner unit	$0.30	$0.22	$0.59	$0.37
Diluted net income per Limited Partner unit	$0.30	$0.22	$0.59	$0.37
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
Discontinued Operations
Discontinued operations for the six months ended June 30, 2014 included the results of operations for a marketing business that had been recently acquired by ETP and was sold effective April 1, 2014, as well as a $39 million gain on the sale. The disposed subsidiary’s results of operations were not material during any periods in 2013; therefore, the disposed subsidiary’s results were not reclassified to discontinued operations in the prior period.
Discontinued operations for the three and six months ended June 30, 2013 included the results of Southern Union’s distribution operations.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The following investments in unconsolidated affiliates are reflected in our consolidated financial statements using the equity method:

•
AmeriGas. In January 2014, June 2014 and August 2014, ETP sold 9.2 million, 8.5 million and 1.2 million AmeriGas units, respectively, for net proceeds of $381 million, $377 million and $55 million, respectively. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the August 2014 sale, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.

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

•
MEP. Regency owns a 50% interest in MEP, which owns natural gas pipelines that extend from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. In June 2014, Regency agreed to guarantee the prompt payment by Regency Midcontinent Express LLC of its proportionate $175 million capital contributions to MEP. Regency’s obligation is not expected to exceed $176 million.

The following table presents aggregated selected income statement data for our unconsolidated affiliates listed above (on a 100% basis for all periods presented).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$965	$930	$2,784	$2,441
Operating income	211	206	675	643
Net income	79	78	423	396
In addition to the equity method investments described above, our subsidiaries have other equity method investments, which are not significant to our consolidated financial statements.
In May 2014, Sunoco Logistics entered into a joint agreement to form Bayview Refining Company, LLC (“Bayview”). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. Sunoco Logistics will fund construction of the facility through contributions proportionate to its 49% economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with Sunoco Logistics. Through June 30, 2014, the joint owners have made contributions totaling $8 million. The facility is expected to commence operations in the second half of 2015. The facility is a variable interest entity of which Sunoco Logistics is not the primary beneficiary. As a result, Sunoco Logistics’ interest in Bayview is reflected as an equity method investment.

4.	CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.
Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2014	2013
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$339	$538
Accrued advances to unconsolidated affiliates	$175	$—
Net gains (losses) from subsidiary common unit transactions	$560	$(364)
NON-CASH FINANCING ACTIVITIES:
Subsidiary issuances of common units in connection with PVR and Hoover acquisitions	$4,015	$—
Long-term debt assumed in PVR acquisition	$1,887	$—

5.	INVENTORIES:
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Natural gas and NGLs	$274	$523
Crude oil	478	488
Refined products	583	597
Appliances, parts and fittings and other	225	199
Total inventories	$1,560	$1,807

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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations as of June 30, 2014 and December 31, 2013 was $29.21 billion and $23.97 billion, respectively. As of June 30, 2014 and December 31, 2013, the aggregate carrying amount of our consolidated debt obligations was $27.20 billion and $23.20 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 based on inputs used to derive their fair values:

	Fair Value Measurements at June 30, 2014
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3	$—	$3	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	7	7	—	—
Swing Swaps IFERC	2	2	—	—
Fixed Swaps/Futures	37	35	2	—
Natural Gas Liquids — Forwards/Swaps	8	7	1	—
Power:
Forwards	8	—	8	—
Futures	4	4	—
Refined Products — Futures	5	5	—	—
Total commodity derivatives	71	60	11	—
Total assets	$74	$60	$14	$—
Liabilities:
Interest rate derivatives	$(121)	$—	$(121)	$—
Embedded derivatives in the Regency Preferred Units	(29)	—	—	(29)
Commodity derivatives:
Condensate — Forward Swaps	(4)	—	(4)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(7)	(7)	—	—
Swing Swaps IFERC	(2)	(2)	—	—
Fixed Swaps/Futures	(47)	(42)	(5)	—
Natural Gas Liquids — Forwards/Swaps	(16)	(14)	(2)	—
Power:
Forwards	(6)	—	(6)	—
Futures	(4)	(4)	—	—
Refined Products — Futures	(7)	(7)	—	—
Total commodity derivatives	(93)	(76)	(17)	—
Total liabilities	$(243)	$(76)	$(138)	$(29)

	Fair Value Measurements at December 31, 2013
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$47	$—	$47	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	8	1	7	—
Fixed Swaps/Futures	203	201	2	—
NGLs — Swaps	7	5	2	—
Power — Forwards	3	—	3	—
Refined Products — Futures	5	5	—	—
Total commodity derivatives	231	217	14	—
Total Assets	$278	$217	$61	$—
Liabilities:
Interest rate derivatives	$(95)	$—	$(95)	$—
Embedded derivatives in the Regency Preferred Units	(19)	—	—	(19)
Commodity derivatives:
Condensate — Forward Swaps	(1)	—	(1)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—	—
Swing Swaps IFERC	(6)	—	(6)	—
Fixed Swaps/Futures	(206)	(201)	(5)	—
Forward Physical Contracts	(1)	—	(1)	—
NGLs — Swaps	(9)	(5)	(4)	—
Power — Forwards	(1)	—	(1)	—
Refined Products — Futures	(5)	(5)	—	—
Total commodity derivatives	(233)	(215)	(18)	—
Total Liabilities	$(347)	$(215)	$(113)	$(19)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2014. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2014 or 2013.

Balance, December 31, 2013	$(19)
Net unrealized loss included in other income (expense)	(10)
Balance, June 30, 2014	$(29)

7.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$458	$329	$882	$629
Less: Income from continuing operations attributable to noncontrolling interest	298	206	557	428
Income from continuing operations, net of noncontrolling interest	160	123	325	201
Less: General Partner’s interest in income from continuing operations	1	—	1	—
Less: Class D Unitholder’s interest in income from continuing operations	—	—	1	—
Income from continuing operations available to Limited Partners	$159	$123	$323	$201
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	543.6	560.9	550.6	560.4
Basic income from continuing operations per Limited Partner unit	$0.29	$0.22	$0.59	$0.36
Basic income from discontinued operations per Limited Partner unit	$0.01	$0.01	$0.01	$0.03
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$159	$123	$323	$201
Dilutive effect of equity-based compensation of subsidiaries and distributions to Class D Unitholder	—	—	(1)	—
Diluted income from continuing operations available to Limited Partners	$159	$123	$322	$201
Weighted average limited partner units	543.6	560.9	550.6	560.4
Dilutive effect of unconverted unit awards	0.9	—	0.9	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	544.5	560.9	551.5	560.4
Diluted income from continuing operations per Limited Partner unit	$0.29	$0.22	$0.59	$0.36
Diluted income from discontinued operations per Limited Partner unit	$0.01	$0.01	$0.01	$0.03

8.	DEBT OBLIGATIONS:
Our outstanding consolidated indebtedness was as follows:

	June 30, 2014	December 31, 2013
Parent Company Indebtedness:
ETE Senior Notes due October 15, 2020	$1,187	$1,187
ETE Senior Notes due January 15, 2024	1,150	450
ETE Senior Secured Term Loan due December 2, 2019	1,400	1,000
ETE Senior Secured Revolving Credit Facility due December 2, 2018	400	171
Subsidiary Indebtedness:
ETP Senior Notes	10,890	11,182
Regency Senior Notes	3,700	2,800
PVR Senior Notes	872	—
Transwestern Senior Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,975	2,150
Revolving Credit Facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	—	65
Regency $1.5 billion Revolving Credit Facility due May 21, 2018	850	510
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.5 billion Revolving Credit Facility due November 19, 2018	250	200
Other Long-Term Debt	228	228
Unamortized discounts, premiums and fair value adjustments, net	340	301
Total	27,197	23,199
Less: Current maturities of long-term debt	1,346	637
Long-term debt and notes payable, less current maturities	$25,851	$22,562
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
ETE Term Loan Facility
In April 2014, the Parent Company amended its Senior Secured Term Loan Agreement (the “ETE Term Credit Agreement”) to increase the aggregate principal amount to $1.4 billion.  The Parent Company used the proceeds from this $400 million increase to repay borrowings under its revolving credit facility and for general partnership purposes.  No other significant changes were made to the terms of the ETE Term Credit Agreement, including maturity date and interest rate.
Revolving Credit Facility
In May 2014, the Parent Company amended its revolving credit facility to increase the capacity to $1.2 billion. As of June 30, 2014, there were $400 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $800 million. The weighted average interest rate on the total amount outstanding as of June 30, 2014 was 2.37%.
Senior Notes
In May 2014, the Parent Company issued an additional $700 million in principal amount of its 5.875% senior notes due 2024 in a private placement and used the net proceeds to repay amounts outstanding under its revolving credit facility and for general partnership purposes.
The Parent Company currently has outstanding an aggregate of $1.19 billion in principal amount of 7.5% Senior Notes due 2020 and $1.15 billion in principal amount of 5.875% Senior Notes due 2024.

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
Regency Senior Notes
In February 2014, Regency issued $900 million aggregate principal amount of 5.875% Senior Notes due March 1, 2022.
In March 2014, as part of the PVR Acquisition, Regency assumed the outstanding senior notes of PVR with an aggregate notional amount of $1.2 billion. The PVR senior notes consisted of $300 million principal amount of 8.25% senior notes due April 15, 2018, $400 million principal amount of 6.5% senior notes due May 15, 2021, and $473 million principal amount of 8.375% senior notes due June 1, 2020. In April 2014, Regency redeemed all of the $300 million principal amount of 8.25% senior notes due April 15, 2018 for $313 million in cash. In July 2014, Regency redeemed $83 million of the $473 million principal amount of 8.375% senior notes due June 1, 2020 for $91 million, including $8 million of accrued interest and redemption premium.
In July 2014, Regency exchanged $499 million aggregate principal amount of 8.375% senior notes due 2019 of Eagle Rock and Eagle Rock Energy Finance Corp. for 8.375% Senior Notes due 2019 issued by Regency and its wholly-owned subsidiary.
In July 2014, Regency issued $700 million aggregate principal amount of 5.0% Senior Notes that mature on October 1, 2022.
Subsidiary Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. As of June 30, 2014, the ETP Credit Facility had no outstanding borrowings.
Regency Credit Facility
In February 2014, Regency entered into an amendment to the Regency Credit Facility to increase the borrowing capacity of the Regency Credit Facility to $1.5 billion with a $500 million uncommitted incremental facility and extended the maturity date to May 21, 2018.
As of June 30, 2014, the Regency Credit Facility had a balance outstanding of $850 million in outstanding borrowings and approximately $28 million in letters of credit. The weighted average interest rate on the total amount outstanding as of June 30, 2014 was 2.66%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”) which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. As of June 30, 2014, the Sunoco Logistics Credit Facility had $250 million outstanding.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2014.

9.	REDEEMABLE NONCONTROLLING INTERESTS:
The noncontrolling interest holders in one of Sunoco Logistics’ consolidated subsidiaries have the option to sell their interests to Sunoco Logistics. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on our consolidated balance sheet as of June 30, 2014.

10.	EQUITY:
ETE Common Unit Activity
The change in ETE Common Units during the six months ended June 30, 2014 was as follows:

Number of Units
Outstanding at December 31, 2013	559.9
Repurchase of units under buyback program	(21.1)
Outstanding at June 30, 2014	538.8
From January through May, ETE repurchased approximately $1 billion of ETE common units, completing its buyback program.
Sales of Common Units by Subsidiaries
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Regency and the underlying book value arising from the issuance or redemption of units by ETP or Regency (excluding transactions with the Parent Company) as capital transactions.
As a result of ETP’s and Regency’s issuances of common units during the six months ended June 30, 2014, we recognized increases in partners’ capital of $560 million.
Sales of Common Units by ETP
During the six months ended June 30, 2014, ETP received proceeds of $417 million, net of commissions of $4 million, from the issuance of units pursuant to equity distribution agreements, which proceeds were used for general partnership purposes. As of June 30, 2014, approximately $725 million ETP Common Units remained available to be issued under the currently effective equity distribution agreement, which was entered into in May 2014.
During the six months ended June 30, 2014, distributions of $67 million were reinvested under ETP’s Distribution Reinvestment Plan resulting in the issuance of 1.3 million ETP Common Units. As of June 30, 2014, a total of 0.8 million ETP Common Units remain available to be issued under the existing registration statement.
As discussed in Note 2, ETP redeemed and cancelled 18.7 million of its Common Units in connection with the Trunkline LNG Transaction.
Sales of Common Units by Regency
From time to time, Regency has sold Regency Common Units through equity distribution agreements, such sales of Regency Common Units are made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by Regency and the sales agent which is the counterparty to the equity distribution agreement. For the six months ended June 30, 2014, Regency received proceeds of $65 million, net of commissions of less than $1 million, from units issued pursuant to its Equity Distribution Agreements, which proceeds were used for general partnership purposes. As of June 30, 2014, approximately $369 million remains available to be issued under its agreement.
Regency issued 4.0 million, 140.4 million and 8.2 million Regency Common Units in connection with the Hoover, PVR and Eagle Rock Midstream acquisitions, respectively.
In June 2014, Regency sold 14.4 million Regency Common Units to a wholly-owned subsidiary of ETE for approximately $400 million. In July 2014, Regency sold an additional 16.5 million Regency Common Units to a wholly-owned subsidiary of ETE in connection with the Eagle Rock Midstream Acquisition for approximately $400 million.
Sales of Common Units by Sunoco Logistics
In May 2014, Sunoco Logistics entered into an equity distribution agreement pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $250 million. During the six months ended June 30, 2014, Sunoco Logistics received proceeds of $102 million, net of commissions of $1 million, from the issuance of units pursuant to the equity distribution agreement, which were used for general partnership purposes. As of June 30, 2014, approximately $147 million of Sunoco Logistics’ common units remained available to be issued under this agreement.

Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 19, 2014	$0.34625
March 31, 2014	May 5, 2014	May 19, 2014	0.35875
June 30, 2014	August 4, 2014	August 19, 2014	0.38000
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. For the distributions to be paid for the six months ended June 30, 2014, the net impact of these adjustments will result in a reduction of $53 million in the distributions from ETP to ETE. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in current and future quarters:

Total Year
2014 (remainder)	$53
2015	51
2016	72
2017	50
2018	45
2019	35
In addition to the amounts reflected above, ETE has agreed, upon closing of the Susser Merger, to amend the ETP partnership agreement to provide for, among other things, the relinquishment of $350 million in the aggregate of incentive distributions that would potentially be made to ETE by ETP over the first forty fiscal quarters commencing immediately after the consummation of the merger. Such relinquishments would cease upon the agreement of an exchange of the Susser Petroleum general partner interest and the incentive distribution rights between ETE and ETP.
Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.4750
March 31, 2014	May 8, 2014	May 15, 2014	0.4800
June 30, 2014	August 7, 2014	August 14, 2014	0.4900
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3313
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650

Sunoco Logistics Unit Split
On May 5, 2014, Sunoco Logistics’ Board of Directors declared a two-for-one split of Sunoco Logistics common units. The unit split resulted in the issuance of one additional Sunoco Logistics common unit for every one unit owned as of the close of business on June 5, 2014. The unit split was effective June 12, 2014. All Sunoco Logistics unit and per unit information included in this report is presented on a post-split basis.
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2014	December 31, 2013
Available-for-sale securities	$2	$2
Foreign currency translation adjustment	(3)	(1)
Net loss on commodity related hedges	(4)	(4)
Actuarial gain related to pensions and other postretirement benefits	55	56
Investments in unconsolidated affiliates, net	2	8
Subtotal	52	61
Amounts attributable to noncontrolling interest	(46)	(52)
Total AOCI, net of tax	$6	$9

11.	INCOME TAXES:
Income tax expense from continuing operations for the six months ended June 30, 2014 included the impact of the Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.

12.	RETIREMENT BENEFITS:
The following table sets forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended June 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$1	$—	$3	$1
Interest cost	7	2	9	1
Expected return on plan assets	(9)	(2)	(15)	(1)
Settlement credits	(1)	—	—	—
	(2)	—	(3)	1
Regulatory adjustment	—	—	2	—
Net periodic benefit cost	$(2)	$—	$(1)	$1

	Six Months Ended June 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$1	$—	$5	$1
Interest cost	15	3	18	3
Expected return on plan assets	(20)	(4)	(30)	(4)
Actuarial gain (loss) amortization	(1)	—	1	—
Settlement credits	(2)	—	(2)	—
	(7)	(1)	(8)	—
Regulatory adjustment	—	—	4	—
Net periodic benefit cost	$(7)	$(1)	$(4)	$—
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
Panhandle no longer has pension plans after the sale of the assets of Missouri Gas Energy and New England Gas Company in 2013.

13.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
On April 14, 2011, FGT filed suit against the FDOT/FTE and other defendants in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in FGT easements as part of FDOT/FTE’s I-595 project. On August 21, 2013, FGT and FDOT/FTE entered into a settlement agreement pursuant to which, among other things, FDOT/FTE paid FGT approximately $19 million in September 2013 in settlement of FGT’s claims with respect to the I-595 project. The settlement agreement also provided for agreed easement widths for FDOT/FTE right-of-way and for cost sharing between FGT and FDOT/FTE for any future relocations. Also in September 2013, FDOT/FTE paid FGT an additional approximate $1 million for costs related to the aforementioned turnpike/State Road 91 case tried in 2011.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental expense(1)	$27	$32	$59	$65
Less: Sublease rental income	(10)	(5)	(18)	(10)
Rental expense, net	$17	$27	$41	$55

(1)	Includes contingent rentals totaling $6 million for the three months ended June 30, 2014 and 2013 and $9 million and $10 million for the six months ended June 30, 2014 and 2013, respectively.
Certain of our subsidiaries’ joint venture agreements require that they fund their proportionate shares of capital contributions to their unconsolidated affiliates.  Such contributions will depend upon their unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
Litigation and Contingencies
We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  Natural gas and crude oil are flammable and combustible.  Serious personal injury and significant property damage can arise in connection with their transportation, storage or use.  In the ordinary course of business, we are sometimes threatened with or named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage.  We maintain liability insurance with insurers in amounts and with coverage and deductibles management believes are reasonable and prudent, and which are generally accepted in the industry.  However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect us from material expenses related to product liability, personal injury or property damage in the future.

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
As of June 30, 2014, Sunoco is a defendant in nine cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of fewer than 20 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco in these matters. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
The settlement will not affect any provisions of the merger agreement or the form or amount of consideration received by PVR unitholders in the PVR Acquisition. The defendants have denied and continue to deny any wrongdoing or liability with respect to the plaintiffs’ claims in the aforementioned litigation and have entered into the settlement to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.

Utility Line Services, Inc. v. PVR Marcellus Gas Gathering LLC
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
Trial commenced on March 24, 2014 and on April 17, 2014, the jury found in favor of ULS and assessed damages against Regency Marcellus of approximately $24 million plus interest and penalties. In June 2014, ULS and Regency Marcellus reached a settlement in this matter, the terms of which are confidential. The settlement will not have a material adverse effect on Regency’s business or financial position.
Litigation Related to the Eagle Rock Midstream Acquisition
Three putative class action lawsuits challenging Regency’s acquisition of the Eagle Rock midstream assets are currently pending in federal district court in Houston, Texas. All cases name Eagle Rock and its current directors, as well as Regency and a subsidiary as defendants. One of the lawsuits also names additional Eagle Rock entities as defendants. Each of the lawsuits has been brought by a purported unitholder of Eagle Rock (collectively, the “Plaintiffs”), both individually and on behalf of a putative class consisting of public unitholders of Eagle Rock. The Plaintiffs in each case seek to rescind the transaction, claiming, among other things, that it yields inadequate consideration, was tainted by conflict and constitutes breaches of common law fiduciary duties or contractually imposed duties to the shareholders. Plaintiffs also seek monetary damages and attorneys’ fees. Regency and its subsidiary are named as “aiders and abettors” of the allegedly wrongful actions of Eagle Rock and its board.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2014 and December 31, 2013, accruals of approximately $43 million and $46 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter.  Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome. Currently, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued.
No amounts have been recorded in our June 30, 2014 or December 31, 2013 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Attorney General of the Commonwealth of Massachusetts v. New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“MDPU”) against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, Southern Union’s former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted.  By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices.  The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. Panhandle (as successor to Southern Union) believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Panhandle will continue to assess its potential exposure for such cost recoveries as the matter progresses.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of June 30, 2014, Sunoco had been named as a PRP at approximately 40 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco is usually one of a number of companies identified as a PRP at a site.  Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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
The table below reflects the amounts of accrued liabilities recorded in our consolidated balance sheets related to environmental matters that are considered to be probable and reasonably estimable.  Currently, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. Except for matters discussed above, we do not have any material environmental matters assessed as reasonably possible that would require disclosure in our consolidated financial statements.

	June 30, 2014	December 31, 2013
Current	$73	$47
Non-current	327	356
Total environmental liabilities	$400	$403
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
During the three months ended June 30, 2014 and 2013, Sunoco recorded $9 million and $8 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2014 and 2013, Sunoco recorded $17 million and $15 million, respectively, of expenditures related to environmental cleanup programs.
On June 29, 2011, the U.S. Environmental Protection Agency finalized a rule under the Clean Air Act that revised the new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines.  The rule became effective on August 29, 2011.  The rule modifications may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment, if we replace equipment or expand existing facilities in the future.  At this point, we are not able to predict the cost to comply with the rule’s requirements, because the rule applies only to changes we might make in the future.
Our pipeline operations are subject to regulation by the U.S. Department of Transportation under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.  Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.”  Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis.  Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
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

Compliance Orders from the New Mexico Environmental Department. SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities. Hearings on the compliance orders were delayed until October 2014 to allow the parties to pursue substantive settlement discussions. SUGS has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations. SUGS has recorded a liability of less than $1 million related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses.

14.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
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

ETP’s trading activities include the use of financial commodity derivatives to take advantage of market opportunities. These trading activities are a complement to ETP’s transportation and storage segment’s operations and are netted in cost of products sold in the consolidated statements of operations. Additionally, ETP also has trading and marketing activities related to power and natural gas in its other operations which are also netted in cost of products sold. As a result of ETP’s trading activities and the use of derivative financial instruments in ETP’s transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. ETP attempts to manage this volatility through the use of daily position and profit and loss reports provided to ETP’s risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in ETP’s commodity risk management policy.
The following table details ETP’s outstanding commodity-related derivatives:

	June 30, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	—	—	9,457,500	2014-2019
Basis Swaps IFERC/NYMEX (1)	16,632,500	2014-2015	(487,500)	2014-2017
Swing Swaps	—	—	1,937,500	2014-2016
Power (Megawatt):
Forwards	270,150	2014	351,050	2014
Futures	10,670	2014	(772,476)	2014
Options — Puts	(54,400)	2014	(52,800)	2014
Options — Calls	54,400	2014	103,200	2014
Crude (Bbls) — Futures	(40,000)	2014	103,000	2014
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(2,537,500)	2014-2015	570,000	2014
Swing Swaps IFERC	26,147,500	2014-2015	(9,690,000)	2014-2016
Fixed Swaps/Futures	(4,445,000)	2014-2019	(8,195,000)	2014-2015
Forward Physical Contracts	(5,908,374)	2014-2015	5,668,559	2014-2015
Natural Gas Liquid (Bbls) — Forwards/Swaps	(1,823,200)	2014-2015	(1,133,600)	2014
Refined Products (Bbls) — Futures	(1,605,000)	2014-2015	(280,000)	2014
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	—	—	(7,352,500)	2014
Fixed Swaps/Futures	(1,757,500)	2014	(50,530,000)	2014
Hedged Item — Inventory	1,757,500	2014	50,530,000	2014
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(920,000)	2014	(1,825,000)	2014
Fixed Swaps/Futures	(6,440,000)	2014	(12,775,000)	2014
Natural Gas Liquid (Bbls) — Forwards/Swaps	(510,000)	2014	(780,000)	2014
Crude (Bbls) — Futures	—	—	(30,000)	2014

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

We expect losses of $3 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table details Regency’s outstanding commodity-related derivatives:

	June 30, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu) — Fixed Swaps/Futures	(20,553,000)	2014-2015	(24,455,000)	2014-2015
Propane (Gallons) — Forwards/Swaps	(33,180,000)	2014-2015	(52,122,000)	2014-2015
NGLs (Barrels) — Forwards/Swaps	(294,000)	2014	(438,000)	2014
WTI Crude Oil (Barrels) — Forwards/Swaps	(665,000)	2014-2015	(521,000)	2014
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	June 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.15% and receive a floating rate	$300	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.80% and receive a floating rate	275	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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
Regency is exposed to credit risk from its derivative counterparties. Regency does not require collateral from these counterparties as it deals primarily with financial institutions when entering into financial derivatives, and enters into master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If Regency’s counterparties failed to perform under existing swap contracts, Regency’s maximum loss as of June 30, 2014 would be $2 million, which would be reduced by $1 million, due to the netting features.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$1	$3	$(4)	$(18)
	1	3	(4)	(18)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$59	$227	$(73)	$(209)
Commodity derivatives	50	43	(55)	(48)
Interest rate derivatives	3	47	(121)	(95)
Embedded derivatives in Regency Preferred Units	—	—	(29)	(19)
	112	317	(278)	(371)
Total derivatives	$113	$320	$(282)	$(389)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives in offsetting agreements:
OTC contracts	Price risk management asset (liability)	$47	$42	$(44)	$(38)
Broker cleared derivative contracts	Other current assets	106	264	(150)	(318)
		153	306	(194)	(356)
Offsetting agreements:
Counterparty netting	Price risk management asset (liability)	(38)	(36)	38	36
Payments on margin deposit	Other current assets	(8)	(1)	35	55
		(46)	(37)	73	91
Net derivatives with offsetting agreements		107	269	(121)	(265)
Derivatives without offsetting agreements		6	51	(161)	(124)
Total derivatives		$113	$320	$(282)	$(389)

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.
The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	$(2)	$6	$(6)	$8
Total	$(2)	$6	$(6)	$8

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(2)	$1	$(6)	$2
Total		$(2)	$1	$(6)	$2

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$(1)	$(6)	$4
Total		$—	$(1)	$(6)	$4

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(5)	$3	$2	$(1)
Commodity derivatives – Non-trading	Cost of products sold	(37)	35	(43)	14
Commodity derivatives – Non-trading	Deferred gas purchases	—	2	—	(3)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(46)	46	(48)	52
Embedded derivatives	Other income	(9)	(8)	(10)	(22)
Total		$(97)	$78	$(99)	$40

15.	RELATED PARTY TRANSACTIONS:
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
In addition, ETE recorded sales with affiliates of $362 million and $690 million during the three and six months ended June 30, 2014, respectively, and $318 million and $689 million during the three and six months ended June 30, 2013, respectively.

16.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	June 30, 2014	December 31, 2013
Deposits paid to vendors	$40	$49
Prepaid expenses and other	232	263
Total other current assets	$272	$312
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Interest payable	$427	$357
Customer advances and deposits	103	142
Accrued capital expenditures	364	260
Accrued wages and benefits	128	173
Accrued advances to affiliates	175	—
Taxes payable other than income taxes	318	211
Income taxes payable	220	4
Deferred income taxes	152	119
Other	309	412
Total accrued and other current liabilities	$2,196	$1,678

17.	REPORTABLE SEGMENTS:
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
We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, loss on extinguishment of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership and amounts for less than wholly owned subsidiaries based on 100% of the subsidiaries’ results of operations. Based on the change in our reportable segments we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.
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

•
ETP’s Segment Adjusted EBITDA reflected the results of Trunkline LNG prior to the Trunkline LNG Transaction, which was effective January 1, 2014. The Investment in Trunkline LNG segment reflected the results of operations of Trunkline LNG for all periods presented. Consequently, the results of operations of Trunkline LNG were reflected in two segments for the three and six months ended June 30, 2013. Therefore, the results of Trunkline LNG were included in eliminations for 2013.

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Adjusted EBITDA:
Investment in ETP	$1,169	$1,069	$2,375	$2,025
Investment in Regency	307	154	512	274
Investment in Trunkline LNG	47	47	95	92
Corporate and Other	(29)	(23)	(55)	(29)
Adjustments and Eliminations	(54)	(84)	(112)	(147)
Total	1,440	1,163	2,815	2,215
Depreciation, depletion and amortization	(450)	(318)	(823)	(630)
Interest expense, net of interest capitalized	(344)	(305)	(659)	(615)
Gain on sale of AmeriGas common units	93	—	163	—
Gains (losses) on interest rate derivatives	(46)	46	(48)	52
Non-cash unit-based compensation expense	(20)	(11)	(40)	(27)
Unrealized gains (losses) on commodity risk management activities	(10)	22	(43)	23
Losses on extinguishment of debt	—	(7)	—	(7)
LIFO valuation adjustments	20	(22)	34	16
Equity in earnings of unconsolidated affiliates	77	54	181	144
Adjusted EBITDA related to unconsolidated affiliates	(190)	(184)	(400)	(388)
Adjusted EBITDA related to discontinued operations	—	(23)	(27)	(63)
Other, net	(42)	3	(56)	(4)
Income from continuing operations before income tax expense	$528	$418	$1,097	$716

	June 30, 2014	December 31, 2013
Total assets:
Investment in ETP	$44,223	$43,702
Investment in Regency	15,459	8,782
Investment in Trunkline LNG	1,193	1,338
Corporate and Other	749	720
Adjustments and Eliminations	(3,009)	(4,212)
Total	$58,615	$50,330

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Investment in ETP:
Revenues from external customers	$12,993	$11,529	$25,205	$22,366
Intersegment revenues	36	22	56	39
	13,029	11,551	25,261	22,405
Investment in Regency:
Revenues from external customers	1,095	628	1,901	1,163
Intersegment revenues	83	11	140	16
	1,178	639	2,041	1,179
Investment in Trunkline LNG:
Revenues from external customers	53	54	107	107

Adjustments and Eliminations	(117)	(181)	(186)	(449)
Total revenues	$14,143	$12,063	$27,223	$23,242
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Regency and Trunkline LNG.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Intrastate Transportation and Storage	$669	$558	$1,516	$1,203
Interstate Transportation and Storage	245	354	540	677
Midstream	302	308	604	639
NGL Transportation and Services	878	420	1,679	766
Investment in Sunoco Logistics	4,766	4,256	9,218	7,713
Retail Marketing	5,568	5,291	10,576	10,508
All Other	601	364	1,128	899
Total revenues	13,029	11,551	25,261	22,405
Less: Intersegment revenues	36	22	56	39
Revenues from external customers	$12,993	$11,529	$25,205	$22,366
Investment in Regency

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gathering and Processing	$1,074	$583	$1,867	$1,069
Contract Services	78	52	141	101
Natural Resources	20	—	22	—
Corporate and Other	6	4	11	9
Total revenues	1,178	639	2,041	1,179
Less: Intersegment revenues	83	11	140	16
Revenues from external customers	$1,095	$628	$1,901	$1,163

Investment in Trunkline LNG
Trunkline LNG’s revenues of $53 million and $107 million for the three and six months ended June 30, 2014, respectively, and $54 million and $107 million for the six months ended June 30, 2013, respectively, were related to LNG terminalling.

18.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31	$8
Accounts receivable from related companies	7	5
Other current assets	1	—
Total current assets	39	13
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,768	3,841
INTANGIBLE ASSETS, net	12	14
GOODWILL	9	9
OTHER NON-CURRENT ASSETS, net	50	41
Total assets	$4,878	$3,918
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable to related companies	$87	$11
Interest payable	66	24
Accrued and other current liabilities	2	3
Total current liabilities	155	38
LONG-TERM DEBT, less current maturities	4,140	2,801
OTHER NON-CURRENT LIABILITIES	1	1
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
General Partner	(1)	(3)
Limited Partners:
Common Unitholders	563	1,066
Class D Units	14	6
Accumulated other comprehensive income	6	9
Total partners’ capital	582	1,078
Total liabilities and partners’ capital	$4,878	$3,918

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(32)	$(23)	$(63)	$(29)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(50)	(53)	(90)	(117)
Gains on interest rate derivatives	—	6	—	6
Equity in earnings of unconsolidated affiliates	248	198	487	366
Other, net	(2)	(2)	(2)	(10)
INCOME BEFORE INCOME TAXES	164	126	332	216
Income tax benefit	—	(1)	—	(1)
NET INCOME	164	127	332	217
GENERAL PARTNER’S INTEREST IN NET INCOME	1	—	1	—
CLASS D UNITHOLDER’S INTEREST IN NET INCOME	—	—	1	—
LIMITED PARTNERS’ INTEREST IN NET INCOME	$163	$127	$330	$217

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$497	$427
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in acquisitions and other transactions, net	—	1,332
Contributions to unconsolidated affiliate	(8)	—
Purchase of additional interest in Regency	(400)	—
Payments received on note receivable from affiliate	—	166
Net cash used in investing activities	(408)	1,498
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,390	440
Principal payments on debt	(1,051)	(1,602)
Distributions to partners	(391)	(360)
Redemption of Preferred Units	—	(340)
Units repurchased under buyback program	(1,000)	—
Debt issuance costs	(14)	—
Net cash used in financing activities	(66)	(1,862)
INCREASE IN CASH AND CASH EQUIVALENTS	23	63
CASH AND CASH EQUIVALENTS, beginning of period	8	9
CASH AND CASH EQUIVALENTS, end of period	$31	$72

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
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. At June 30, 2014, our interests in ETP and Regency consisted of 100% of the respective general partner interests and IDRs, as well as the following:

	ETP	Regency
Units held by wholly-owned subsidiaries:
Common units	30.8	40.7	(1)
ETP Class H units	50.2	—
Units held by less than wholly-owned subsidiaries:
Common units	—	31.4
Regency Class F units	—	6.3
(1) In July, a wholly-owned subsidiary of ETE purchased an additional 16.5 million Regency common units.
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
RECENT DEVELOPMENTS
Regency’s Acquisition of Eagle Rock’s Midstream Business
On July 1, 2014, Regency acquired Eagle Rock’s midstream business for $1.3 billion, including the issuance of 8.2 million Regency Common Units to Eagle Rock and the assumption of $499 million principal amount of Eagle Rock’s 8.375% Senior Notes due 2019. The remainder of the purchase price was funded by $400 million in Regency Common Units issued to ETE and borrowings under Regency’s revolving credit facility.

ETE Senior Notes
In April, ETE amended its Senior Secured Term Loan Agreement to increase the aggregate principal amount to $1.4 billion and used the proceeds from this $400 million increase to repay borrowings under our revolving credit facility and for general partnership purposes. In May, ETE issued $700 million aggregate principal amount of its 5.875% senior notes due 2024 in a private placement.
Susser Holdings Merger
On April 27, 2014, ETP entered into a definitive merger agreement whereby ETP plans to acquire Susser Holdings Corporation (“Susser Holdings”) in a unit and cash transaction for total consideration valued at approximately $1.8 billion (the “Susser Merger”). By acquiring Susser Holdings, ETP will own the general partner interest and the incentive distribution rights in Susser Petroleum Partners LP (“Susser Petroleum”), approximately 11 million Susser Petroleum common units (representing approximately 50.2% of Susser Petroleum’s outstanding units), and Susser Holdings’ existing retail operations, consisting of 630 convenience store locations. The Susser Merger is expected to close in the third quarter of 2014, subject to approval of the shareholders of Susser Holdings.
ETE Unit Repurchase
From January through May, ETE repurchased approximately $1 billion of ETE common units under its buyback program.
Sale of AmeriGas Common Units
In January 2014, June 2014 and August 2014, ETP sold 9.2 million, 8.5 million and 1.2 million AmeriGas common units, respectively, for net proceeds of $381 million, $377 million and $55 million, respectively. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the August 2014 sale, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
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
Pipeline Construction Projects
In June 2014, ETP announced that its Board of Directors approved the construction of an approximately 1,100 mile pipeline to transport crude oil supply from strategic receipt points in the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, where the pipeline will interconnect with ETP’s existing Trunkline Pipeline, which is being converted from natural gas service to crude oil transportation service. ETP currently expects to build the pipeline to a capacity as high as 570,000 Bbls/d based on binding commitments received to date and ongoing discussions with a number of key potential shippers. The pipeline is expected to be in service by the end of 2016 with an estimated cost of approximately $4.8 billion to $5.0 billion. It is expected that ETE and ETP will initially own 60% and 40%, respectively, of the pipeline project and that, based on discussions with potential third party shippers on the pipeline regarding equity interests of up to 49% in the pipeline project, the ultimate ownership interests of ETE and ETP in the project may be reduced. In any event, it is expected that ETP or Sunoco Logistics will be the construction manager during construction of the pipeline project and will be the operator of the pipeline following the completion of construction.
In June 2014, ETP also announced that its Board of Directors approved the construction of an approximately 820 mile pipeline (“ET Rover”) to transport natural gas from the prolific Marcellus and Utica Shale areas to numerous market regions in the United States and Canada. To date, ETP has secured 2.95 Bcf/d of binding, fee-based commitments under predominantly 20 year agreements, representing 91% of the 3.25 Bcf/d total design capacity, and is still evaluating additional bids that were received in the open season. The project is fully subscribed to the Dawn, Ontario hub at 1.3 Bcf/d, with the balance of capacity commitments delivered to interconnects with other pipelines in the Midwest. The project cost is estimated to be $3.8 billion to $4.4 billion and is expected to be in service to Defiance, Ohio by December 2016 and to Dawn, Ontario by July 2017. ETP has granted options to third party shippers to acquire up to 49% of the equity interests in the pipeline project. ETP will be the construction manager for the pipeline project and the operator of the pipeline following completion of construction.

Quarterly Cash Distribution Increase
In July 2014, ETE announced that its Board of Directors approved an increase in its quarterly distribution to $0.38 per unit ($1.52 annualized) on ETE Common Units for the quarter ended June 30, 2014, representing an increase of $0.085 per Common Unit on an annualized basis compared to the first quarter of 2014.

Results of Operations
We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, loss on extinguishment of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries based on 100% of the subsidiaries’ results of operations.
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

•
ETP’s Segment Adjusted EBITDA reflected the results of Trunkline LNG prior to the Trunkline LNG Transaction, which was effective January 1, 2014. The Investment in Trunkline LNG segment reflected the results of operations of Trunkline LNG for all periods presented. Consequently, the results of operations of Trunkline LNG were reflected in two segments for the three and six months ended June 30, 2013. Therefore, the results of Trunkline LNG were included in eliminations for 2013.

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,169	$1,069	$100	$2,375	$2,025	$350
Investment in Regency	307	154	153	512	274	238
Investment in Trunkline LNG	47	47	—	95	92	3
Corporate and Other	(29)	(23)	(6)	(55)	(29)	(26)
Adjustments and Eliminations	(54)	(84)	30	(112)	(147)	35
Total	1,440	1,163	277	2,815	2,215	600
Depreciation, depletion and amortization	(450)	(318)	(132)	(823)	(630)	(193)
Interest expense, net of interest capitalized	(344)	(305)	(39)	(659)	(615)	(44)
Gain on sale of AmeriGas common units	93	—	93	163	—	163
Gains (losses) on interest rate derivatives	(46)	46	(92)	(48)	52	(100)
Non-cash unit-based compensation expense	(20)	(11)	(9)	(40)	(27)	(13)
Unrealized gains (losses) on commodity risk management activities	(10)	22	(32)	(43)	23	(66)
Losses on extinguishment of debt	—	(7)	7	—	(7)	7
LIFO valuation adjustments	20	(22)	42	34	16	18
Equity in earnings of unconsolidated affiliates	77	54	23	181	144	37
Adjusted EBITDA related to unconsolidated affiliates	(190)	(184)	(6)	(400)	(388)	(12)
Adjusted EBITDA related to discontinued operations	—	(23)	23	(27)	(63)	36
Other, net	(42)	3	(45)	(56)	(4)	(52)
Income from continuing operations before income tax expense	528	418	110	1,097	716	381
Income tax expense from continuing operations	70	89	(19)	215	87	128
Income from continuing operations	458	329	129	882	629	253
Income from discontinued operations	42	9	33	66	31	35
Net income	$500	$338	$162	$948	$660	$288
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three and six months ended June 30, 2014 compared to the same periods last year increased primarily due to additional expense recognized by Regency of $100 million and $129 million, respectively, as a result of the completion of various organic growth projects and the PVR and Hoover acquisitions. The remainder of the increase was due to additional depreciation and amortization related to assets recently placed in service by ETP.

Interest Expense, Net of Interest Capitalized. Interest expense for the three and six months ended June 30, 2014 increased primarily due to the following:

•
an increase of $37 million and $56 million, respectively, of expense recognized by Regency primarily due to recent issuances of senior notes, as well as the assumption of $1.2 billion of senior notes in the PVR acquisition; and

•	an increase of $6 million and $14 million, respectively, of expense recognized by ETP primarily due to recent issuances of senior notes; partially offset by

•
a decrease of $3 million and $27 million, respectively, of expense recognized by the Parent Company primarily related to the repayment of $1.1 billion of borrowings under the Parent Company’s term loan in April 2013, net of interest related to incremental debt.

Gain on Sale of AmeriGas Common Units. In January 2014 and June 2014, ETP recognized gains on the sales of 9.2 million and 8.5 million AmeriGas common units, respectively, that were originally received in connection with the contribution of ETP’s propane business to AmeriGas in 2012. As of June 30, 2014, ETP held 4.4 million AmeriGas common units.
Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2014 resulted from decreases in forward interest rates, which caused ETP’s forward-starting swaps to decrease in value, and a decrease in the aggregate notional amount outstanding. Conversely, increases in forward interest rates resulted in gains on interest rate derivatives during the three and six months ended June 30, 2013.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded during the three and six months ended June 30, 2014 and 2013, respectively, for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC, MEP, PES and Citrus. See additional discussion of Adjusted EBITDA related to unconsolidated affiliates in “Segment Operating Results” below.
Adjusted EBITDA Related to Discontinued Operations. Amounts for the six months ended June 30, 2014 related to a marketing business that was sold by ETP effective April 1, 2014. Amounts for the three and six months ended June 30, 2013 related to Southern Union’s local distribution operations.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs and other income and expense amounts.
Income Tax Expense From Continuing Operations. Income tax expense is based on the earnings of our taxable subsidiaries. In addition, the six months ended June 30, 2014 included the impact of the Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.

Segment Operating Results
Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues	$13,029	$11,551	$1,478	$25,261	$22,405	$2,856
Cost of products sold	11,636	10,229	1,407	22,502	19,823	2,679
Gross margin	1,393	1,322	71	2,759	2,582	177
Unrealized losses (gains) on commodity risk management activities	1	(18)	19	30	(37)	67
Operating expenses, excluding non-cash compensation expense	(310)	(327)	17	(630)	(652)	22
Selling, general and administrative, excluding non-cash compensation expense	(84)	(104)	20	(181)	(231)	50
LIFO valuation adjustments	(20)	22	(42)	(34)	(16)	(18)
Adjusted EBITDA related to unconsolidated affiliates	170	158	12	366	323	43
Adjusted EBITDA related to discontinued operations	—	23	(23)	27	63	(36)
Other	19	(7)	26	38	(7)	45
Segment Adjusted EBITDA	$1,169	$1,069	$100	$2,375	$2,025	$350
Gross Margin. For the three and six months ended June 30, 2014 compared to the same periods last year, ETP’s gross margin increased $71 million and $177 million, respectively, primarily due to:

•
an increase in retail marketing gross margin of $104 million and $173 million, respectively, primarily due to recent acquisitions, as well as favorable impacts of $42 million and $18 million, respectively, from non-cash LIFO valuation adjustments;

•
an increase in NGL transportation and services gross margin of $63 million and $114 million, respectively, primarily as a result of an increase in transportation margin from higher volumes transported on Lone Star’s Gateway pipeline and from the startup of Lone Star’s second fractionator at Mont Belvieu, Texas in October 2013; partially offset by

•	a decrease in interstate transportation and storage revenues of $108 million and $134 million, respectively, primarily due to ETP’s deconsolidation of Trunkline LNG as of January 1, 2014.
Unrealized Losses (Gains) on Commodity Risk Management Activities. Unrealized losses (gains) on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and six months ended June 30, 2014 compared to the same periods last year, the changes included $9 million and $48 million, respectively, related to derivatives and inventory adjustments in ETP’s intrastate transportation and storage operations and $9 million and $11 million, respectively, related to Sunoco Logistics.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2014 compared to the same periods last year, ETP’s operating expenses decreased primarily due to ETP’s deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.
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

Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the three and six months ended June 30, 2014 consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
AmeriGas	$5	$16	$(11)	$56	$113	$(57)
Citrus	81	79	2	149	141	8
FEP	18	19	(1)	37	37	—
Regency	25	16	9	52	16	36
PES	25	18	7	48	(3)	51
Other	16	10	6	24	19	5
Total Adjusted EBITDA related to unconsolidated affiliates	$170	$158	$12	$366	$323	$43
Adjusted EBITDA related to AmeriGas decreased primarily due to a reduction of ETP’s investment due to the sale of AmeriGas common units in 2013 and 2014.
Adjusted EBITDA related to Regency increased primarily because the prior year reflected only a partial period beginning April 30, 2013. ETP’s investment in Regency is eliminated in consolidation.
Investment in Regency

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues	$1,178	$639	$539	$2,041	$1,179	$862
Cost of products sold	828	445	383	1,466	832	634
Gross margin	350	194	156	575	347	228
Unrealized losses (gains) on commodity risk management activities	9	(4)	13	13	14	(1)
Operating expenses, excluding non-cash compensation expense	(100)	(78)	(22)	(176)	(145)	(31)
Selling, general and administrative, excluding non-cash compensation expense	(59)	(21)	(38)	(92)	(54)	(38)
Adjusted EBITDA related to unconsolidated affiliates	79	60	19	154	123	31
Other	28	3	25	38	(11)	49
Segment Adjusted EBITDA	$307	$154	$153	$512	$274	$238
Gross Margin. Regency’s gross margin increased for the three and six months ended June 30, 2014 compared to the same periods last year primarily as a result of increased volumes in South and West Texas and North Louisiana in Regency’s gathering and processing operations, as well as $120 million and $139 million, respectively, from the PVR and Hoover acquisitions.
Unrealized Losses (Gains) on Commodity Risk Management Activities. Regency’s losses on commodity risk management activities were primarily due to mark-to-market adjustments on non-hedged commodity derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. Regency’s operating expenses increased for the three and six months ended June 30, 2014 compared to the same periods last year primarily as a result of increased expenses related to PVR and Hoover, in addition to organic growth in Regency’s gathering and processing operations in South and West Texas.
Adjusted EBITDA Related to Unconsolidated Affiliates. Regency’s Adjusted EBITDA attributable to unconsolidated affiliates increased for the three and six months ended June 30, 2014 compared to the same periods last year primarily due to increases attributable to Lone Star of $14 million and $21 million, respectively, as well as more favorable price environment in early 2014.

Other. Regency’s other income and deductions decreased for the three and six months ended June 30, 2014 primarily due to a non-cash mark-to-market adjustment of the embedded derivative related to Regency’s Series A preferred units.
Investment in Trunkline LNG

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues	$53	$54	$(1)	$107	$107	$—
Operating expenses, excluding non-cash compensation expense	(4)	(5)	1	(8)	(10)	2
Selling, general and administrative, excluding non-cash compensation expense	(1)	(1)	—	(3)	(5)	2
Other	(1)	(1)	—	(1)	—	(1)
Segment Adjusted EBITDA	$47	$47	$—	$95	$92	$3
Amounts reflected above included comparative amounts for the three and six months ended June 30, 2013, which preceded ETE’s direct investment in Trunkline LNG effective January 1, 2014.
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
ETP currently expects capital expenditures (net of contributions in aid of construction costs) for the full year 2014 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$150	$160	$25	$30
Interstate transportation and storage	80	100	100	110
Midstream	600	650	10	15
NGL transportation and services(1)	360	380	20	25
Investment in Sunoco Logistics	1,900	2,100	65	75
Retail marketing	130	150	50	60
All other (including eliminations)	110	120	10	20
Total projected capital expenditures	$3,330	$3,660	$280	$335

(1)	Includes 100% of Lone Star’s capital expenditures. ETP expects to receive capital contributions from Regency related to Regency’s 30% interest in Lone Star of between $85 million and $110 million.
The assets used in ETP’s natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, delays from mills, limited selection of mills capable of producing large diameter pipe in a timely manner, higher steel prices and other factors beyond ETP’s control. However, ETP included these factors in its anticipated growth capital expenditures for each year.
ETP generally funds its maintenance capital expenditures and distributions with cash flows from operating activities. ETP generally funds growth capital expenditures with proceeds of borrowings under the ETP Credit Facility, long-term debt, the issuance of additional ETP Common Units or a combination thereof.
Regency
Regency expects its sources of liquidity to include: cash generated from operations and occasional asset sales; borrowings under the Regency Credit Facility; distributions received from unconsolidated affiliates; debt offerings; and issuance of additional partnership units.
In 2014, Regency expects to invest $1.25 billion in growth capital expenditures, of which $850 million is expected to be invested in organic growth projects in the gathering and processing operations; $100 million is expected to be invested in growth capital expenditures in its NGL services operations; and $300 million is expected to be invested in growth capital expenditures in its contract services operations. In addition, Regency expects to invest $90 million in maintenance capital expenditures in 2014, including its proportionate share related to joint ventures.
Regency may revise the timing of these expenditures as necessary to adapt to economic conditions. Regency expects to fund its growth capital expenditures with borrowings under its revolving credit facility and a combination of debt and equity issuances.
Cash Flows
Our internally generated cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our operating entities products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of acquisitions and other factors.

Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from the construction and acquisition of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of inventories, and the timing of advances and deposits received from customers.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. Cash provided by operating activities during 2014 was $1.90 billion as compared to $1.13 billion for 2013. Net income was $948 million and $660 million for 2014 and 2013, respectively. The difference between net income and the net cash provided by operating activities for the six months ended June 30, 2014 primarily consisted of net changes in operating assets and liabilities of $501 million, gains on sales of AmeriGas common units of $163 million and other non-cash items totaling $466 million.
The non-cash activity in 2014 and 2013 consisted primarily of depreciation, depletion and amortization of $823 million and $630 million, respectively, non-cash compensation expense of $40 million and $27 million, respectively, and equity in earnings of unconsolidated affiliates of $181 million and $144 million, respectively. Non-cash activity in 2014 also included deferred income taxes of $114 million.
Cash paid for interest, net of interest capitalized, was $669 million and $416 million for the six months ended June 30, 2014 and 2013, respectively.
Capitalized interest was $37 million and $18 million for the six months ended June 30, 2014 and 2013, respectively.
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
Six months ended June 30, 2014 compared to six months ended June 30, 2013. Cash used in investing activities during 2014 was $1.67 billion as compared to $1.43 billion for 2013. Total capital expenditures (excluding the allowance for equity funds used during construction) for 2014 were $2.14 billion, including changes in accruals of $28 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction) for 2013 of $1.50 billion, including changes in accruals of $42 million. We paid cash for acquisitions of $407 million and received $759 million in cash from sales of AmeriGas common units during the six months ended June 30, 2014.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund acquisitions and growth capital expenditures. Distribution increases between the periods were based on increases in distribution rates, increases in the number of common units outstanding at our subsidiaries and increases in the number of our common units outstanding.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. Cash used in financing activities during 2014 was $417 million as compared to cash provided by financing activities of $556 million for 2013. In 2014, our subsidiaries have received $484 million in net proceeds from offerings of their common units as compared to $1.09 billion in 2013. Also in 2014, Sunoco Logistics received $102 million in net proceeds from offerings of their common units. During 2014, we had a consolidated net increase in our debt level of $2.06 billion as compared to a net increase of $758 million for 2013. We have paid distributions of $391 million and $360 million to our partners in 2014 and in 2013, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $863 million and $684 million in 2014 and 2013, respectively. We have also paid $1 billion to repurchase common units during the six months ended June 30, 2014 under our buyback program.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2014	December 31, 2013
Parent Company Indebtedness:
ETE Senior Notes due October 15, 2020	$1,187	$1,187
ETE Senior Notes due January 15, 2024	1,150	450
ETE Senior Secured Term Loan, due December 2, 2019	1,400	1,000
ETE Senior Secured Revolving Credit Facility due December 2, 2018	400	171
Subsidiary Indebtedness:
ETP Senior Notes	10,890	11,182
Regency Senior Notes	3,700	2,800
PVR Senior Notes	872	—
Transwestern Senior Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,975	2,150
Revolving Credit Facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	—	65
Regency $1.5 billion Revolving Credit Facility due May 21, 2018	850	510
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.5 billion Revolving Credit Facility due November 19, 2018	250	200
Other Long-Term Debt	228	228
Unamortized premiums and fair value adjustments, net	340	301
Total	27,197	23,199
Less: Current maturities of long-term debt	1,346	637
Long-term debt and notes payable, less current maturities	$25,851	$22,562
The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 and in Note 8 to our consolidated interim financial statements.
ETE Term Loan Facility
In April 2014, the Parent Company amended its Senior Secured Term Loan Agreement (the “ETE Term Credit Agreement”) to increase the aggregate principal amount to $1.4 billion.  The Parent Company used the proceeds from this $400 million increase to repay borrowings under its revolving credit facility and for general partnership purposes.  No other significant changes were made to the terms of the ETE Term Credit Agreement, including maturity date and interest rate.
ETE Senior Notes
The Parent Company currently has outstanding an aggregate of $1.19 billion in principal amount of 7.5% Senior Notes due 2020 and $1.15 billion in principal amount of 5.875% Senior Notes due 2024.
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
Regency Senior Notes
In February 2014, Regency issued $900 million aggregate principal amount of 5.875% Senior Notes due March 1, 2022.
In March 2014, as part of the PVR Acquisition, Regency assumed the outstanding senior notes of PVR with an aggregate notional amount of $1.2 billion. The senior notes consist of $300 million 8.25% senior notes due April 15, 2018, $400 million 6.5% senior notes due May 15, 2021 and $473 million 8.375% senior notes due June 1, 2020. In April 2014, Regency redeemed all of the $300 million 8.25% senior notes due April 15, 2018 for $313 million. In July 2014, Regency redeemed $83 million of the $473 million 8.375% senior notes due June 1, 2020, including $8 million of accrued interest and redemption premium.
In July 2014, Regency exchanged $499 million of 8.375% senior notes due 2019 of Eagle Rock and Eagle Rock Energy Finance Corp. for 8.375% Senior Notes due 2019 to be issued by Regency and its wholly-owned subsidiary.
In July 2014, Regency issued $700 million aggregate principal amount of 5.0% Senior Notes that mature on October 1, 2022.
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
As of June 30, 2014, we had $400 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $800 million. The weighted average interest rate on the total amount outstanding as of June 30, 2014 was 2.37%.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of June 30, 2014, the ETP Credit Facility had no outstanding borrowings.
Regency Credit Facility
Regency has a $1.5 billion revolving credit facility with a $500 million uncommitted incremental facility that matures on May 21, 2018. Indebtedness under the Regency Credit Facility is secured by all of Regency’s and certain of its subsidiaries’ tangible and intangible assets and guaranteed by certain of Regency’s subsidiaries.
As of June 30, 2014, there was a balance outstanding under the Regency Credit Facility of $850 million in revolving credit loans and approximately $28 million in letters of credit. The total amount available under the Regency Credit Facility, as of June 30, 2014, which was reduced by any letters of credit, was approximately $622 million, and the weighted average interest rate on the total amount outstanding as of June 30, 2014 was 2.66%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. The credit facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The credit facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. As of June 30, 2014, the Sunoco Logistics Credit Facility had $250 million outstanding.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2014.
CONTRACTUAL OBLIGATIONS
In connection with the acquisition of PVR, Regency assumed the following long-term debt:

•	$300 million notional amount of 8.25% senior notes due April 15, 2018. In April 2014, Regency redeemed all of the $300 million 8.25% senior notes due April 15, 2018 for $313 million.

•	$400 million notional amount of 6.5% senior notes due May 15, 2021; and

•	$473 million notional amount of 8.375% senior notes due June 1, 2020. In July, Regency redeemed $83 million of the $473 million 8.375% senior notes due June 1, 2020 for $91 million.

Additionally, Regency issued $900 million notional amount of 5.875% senior notes due March 1, 2022 and $700 million notional amount of 5.0% senior notes due October 1, 2022 and Sunoco Logistics issued $300 million aggregate principal amount of 4.25% Senior Notes due April 2024 and $700 million aggregate principal amount of 5.30% Senior Notes due April 2044.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 7, 2014	February 19, 2014	$0.34625
March 31, 2014	May 5, 2014	May 19, 2014	0.35875
June 30, 2014	August 4, 2014	August 19, 2014	0.38000

The total amounts of distributions declared and/or paid during the six months ended June 30, 2014 and 2013 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2014	2013
Limited Partners	$400	$365
General Partner interest	1	1
Class D units	1	—
Total Parent Company distributions	$402	$366

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

	ETP	Regency
Units held by wholly-owned subsidiaries:
Common units	30.8	40.7	(1)
ETP Class H units	50.2	—
Units held by less than wholly-owned subsidiaries:
Common units	—	31.4
Regency Class F units	—	6.3
(1) In July, a wholly-owned subsidiary of ETE purchased an additional 16.5 million Regency common units.
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
The total amount of distributions the Parent Company received relating to its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Six Months Ended June 30,
	2014	2013
Distributions from ETP:
Limited Partner interests	$58	$178
Class H Units held by ETE Holdings	103	—
General Partner interest	10	10
IDRs	346	363
IDR relinquishments related to previous transactions	(115)	(86)
Total distributions from ETP	402	465
Distributions from Regency:
Limited Partner interests	41	24
General Partner interest	2	2
IDRs	15	5
IDR relinquishment related to previous transaction	(1)	(1)
Total distributions from Regency	57	30
Total distributions received from subsidiaries	$459	$495
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. For the distributions to be paid for the three months ended June 30, 2014, the net impact of these adjustments will result in a reduction of $53 million in the distributions from ETP to ETE. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$53
2015	51
2016	72
2017	50
2018	45
2019	35
In addition to the amounts reflected above, ETE has agreed, upon closing of the Susser Merger, to amend the partnership agreement to provide for, among other things, the relinquishment of $350 million in the aggregate of incentive distributions that would otherwise potentially be made to ETE over the first forty fiscal quarters commencing immediately after the consummation of the merger. Such relinquishments would cease upon the agreement of an exchange of the Susser Petroleum general partner interest and the incentive distribution rights between ETE and ETP.

Cash Distributions Paid by Subsidiaries
ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550

The total amounts of ETP distributions declared during the six months ended June 30, 2014 and 2013 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2014	2013
Limited Partners:
Common Units	$608	$665
Class H Units	103	—
General Partner interest	10	10
IDRs	346	363
IDR relinquishments related to previous transactions	(115)	(86)
Total ETP distributions	$952	$952
Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.4750
March 31, 2014	May 8, 2014	May 15, 2014	0.4800
June 30, 2014	August 7, 2014	August 14, 2014	0.4900
The total amounts of Regency distributions declared and/or paid during the six months ended June 30, 2014 and 2013 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2014	2013
Limited Partners	$365	$174
General Partner interest	2	2
IDRs	15	5
IDR relinquishment related to previous transaction	(1)	(1)
Total Regency distributions	$381	$180
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.

Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3313
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650

Sunoco Logistics Unit Split

On May 5, 2014, Sunoco Logistics’ Board of Directors declared a two-for-one split of Sunoco Logistics common units. The unit split resulted in the issuance of one additional Sunoco Logistics common unit for every one unit owned as of the close of business on June 5, 2014. The unit split was effective June 12, 2014. All Sunoco Logistics unit and per unit information included in this report is presented on a post-split basis.
The total amounts of Sunoco Logistics distributions declared and/or paid during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2014	2013
Limited Partners:
Common units held by public	$101	$82
Common units held by ETP	48	39
General Partner interest held by ETP	3	2
Incentive distribution rights held by ETP	79	53
Total distributions declared	$231	$176
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
Commodity Price Risk
The tables below summarize by operating entity commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of June 30, 2014 and December 31, 2013.
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

	June 30, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	—	$—	$—	9,457,500	$3	$5
Basis Swaps IFERC/NYMEX (1)	16,632,500	—	—	(487,500)	1	—
Swings Swaps IFERC	—	—	—	1,937,500	1	—
Power (Megawatt):
Forwards	270,150	2	1	351,050	1	1
Futures	10,670	—	1	(772,476)	—	2
Options — Puts	(54,400)	—	—	(52,800)	—	—
Options — Calls	54,400	—	—	103,200	—	—
Crude (Bbls) — Futures	(40,000)	—	—	103,000	—	1
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(2,537,500)	—	—	570,000	—	—
Swing Swaps IFERC	26,147,500	1	1	(9,690,000)	1	—
Fixed Swaps/Futures	(4,445,000)	(4)	3	(8,195,000)	13	3
Forward Physical Contracts	(5,908,374)	—	2	5,668,559	(1)	2
Natural Gas Liquid (Bbls) — Forwards/Swaps	(1,823,200)	(7)	9	(1,133,600)	—	17
Refined Products (Bbls) — Futures	(1,605,000)	(3)	29	(280,000)	—	3
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	—	—	—	(7,352,500)	—	—
Fixed Swaps/Futures	(1,757,500)	—	—	(50,530,000)	(11)	23
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(920,000)	—	—	(1,825,000)	—	—
Fixed Swaps/Futures	(6,440,000)	(3)	3	(12,775,000)	(3)	6
Natural Gas Liquid (Bbls) — Forwards/Swaps	(510,000)	—	3	(780,000)	(1)	4
Crude (Bbls) — Futures	—	—	—	(30,000)	—	—
(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for NGLs and WTI crude oil. Dollar amounts are presented in millions.

	June 30, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu) — Fixed Swaps/Futures	(20,553,000)	$(5)	$9	(24,455,000)	$(2)	$10
Propane (Gallons) — Forwards/Swaps	(33,180,000)	(1)	4	(52,122,000)	(3)	6
NGLs (Barrels) — Forwards/Swaps	(294,000)	1	2	(438,000)	1	2
WTI Crude Oil (Barrels) — Forwards/Swaps	(665,000)	(4)	7	(521,000)	(1)	5

Interest Rate Risk
As of June 30, 2014, we and our subsidiaries had $3.54 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $35 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following interest rate swaps were outstanding as of June 30, 2014 and December 31, 2013 (dollars in millions), none of which are designated as hedges for accounting purposes:

Entity	Term	Type (1)	Notional Amount Outstanding
			June 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.15% and receive a floating rate	$300	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.80% and receive a floating rate	275	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on interest rate derivatives) of $130 million as of June 30, 2014. For the $200 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $2 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Panhandle’s interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $3 million.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our subsidiary, Regency, closed on its acquisition of Hoover on February 3, 2014 and its acquisition of PVR on March 21, 2014. We have begun the evaluation of the internal control structures of these entities, and we expect that evaluation to continue during the remainder of 2014. In recording these acquisitions, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of these entities from the date of acquisition that are included in our results of operations for the three months ended June 30, 2014. None of the changes resulting from the Hoover Acquisition and the PVR Acquisition were in response to any identified deficiency or weakness in our internal control over financial reporting other than changes resulting from these acquisitions.
During the three months ended June 30, 2014, our subsidiary, Sunoco Logistics, implemented a new enterprise resource planning system, which includes applications to facilitate business processes such as accounting, financial reporting and supply chain management. In connection with this transition, certain of Sunoco Logistics’ internal controls were changed or modified accordingly. None of the changes were in response to any identified deficiency or weakness in Sunoco Logistics’ internal control over financial reporting.
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2013 and Note 13 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses purchases of ETE Common Units made by us or on our behalf in the quarter ended June 30, 2014:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 2014	8,072,350	$47.53	8,072,350	$247,542,467
May 2014	4,937,371	50.19	4,937,371	—
June 2014	—	—	—	—
Total	13,009,721		13,009,721

(1)	The ETE $1 billion common unit buyback program was announced in December 2013 and was completed in May 2014.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
4.1	Fifth Supplemental Indenture Dated May 28, 2014 (incorporated by reference to Exhibit 4.2 of Energy Transfer Equity, L.P. Current Report on Form 8-K filed on May 28, 2014)
4.2	Sixth Supplemental Indenture Dated May 28, 2014 (incorporated by reference to Exhibit 4.3 of Energy Transfer Equity, L.P. Current Report on Form 8-K filed on May 28, 2014)
10.1
Third Amendment, dated February 19, 2014, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010 and April 30, 2013 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 of Energy Transfer Equity, L.P. Current Report on Form 8-K filed on February 19, 2014)

10.2	Common Unit Purchase Agreement, Dated June 4, 2014 (incorporated by reference to Exhibit 10.1 of Energy Transfer Equity, L.P. Current Report on Form 8-K filed on June 5, 2014)
10.3	Registration Rights Agreement, Dated June 4, 2014 (incorporated by reference to Exhibit 10.2 of Energy Transfer Equity, L.P. Current Report on Form 8-K filed on June 5, 2014)
10.4
Energy Transfer Partners, L.L.C. Annual Bonus Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.2 of Energy Transfer Partners, L.P. Quarterly Report on Form 10-Q filed on August 7, 2014)

10.5*	Energy Transfer Equity, L.P. Incremental Loan Agreement No. 1, Dated April 16, 2014
10.6*	Energy Transfer Equity, L.P. Amendment and Incremental Commitment Agreement No. 2, Dated May 6, 2014
31.1*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	August 7, 2014	By:	/s/ Jamie Welch
Jamie Welch
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)