Form 10-Q
period 2014-09-30
Energy Transfer Equity, L.P.
filed 2014-11-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2014, the registrant had 538,766,899 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus Corp., which owns 100% of FGT

CrossCountry	CrossCountry Energy LLC, which owns an indirect 50% interest in Citrus

Eagle Rock	Eagle Rock Energy Partners, L.P.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Holdco	ETP Holdco Corporation

Hoover	Hoover Energy Partners, LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

ii

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MACS	Mid-Atlantic Convenience Stores, LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of ETP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

PVR	PVR Partners, L.P.

Regency	Regency Energy Partners LP

Regency Credit Facility	Regency’s $1.5 billion revolving credit facility

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

WTI	West Texas Intermediate Crude
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, loss on extinguishment of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,108	$590
Accounts receivable, net	4,722	3,658
Accounts receivable from related companies	51	63
Inventories	1,780	1,807
Exchanges receivable	58	67
Price risk management assets	16	39
Other current assets	307	312
Total current assets	8,042	6,536

PROPERTY, PLANT AND EQUIPMENT	43,017	33,917
ACCUMULATED DEPRECIATION	(4,280)	(3,235)
	38,737	30,682

ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	3,633	4,014
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	1	18
GOODWILL	7,867	5,894
INTANGIBLE ASSETS, net	5,504	2,264
OTHER NON-CURRENT ASSETS, net	897	922
Total assets	$64,681	$50,330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,694	$3,834
Accounts payable to related companies	6	14
Exchanges payable	269	284
Price risk management liabilities	9	53
Accrued and other current liabilities	2,108	1,678
Current maturities of long-term debt	1,345	637
Total current liabilities	8,431	6,500

LONG-TERM DEBT, less current maturities	28,508	22,562
DEFERRED INCOME TAXES	4,230	3,865
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	112	73
OTHER NON-CURRENT LIABILITIES	1,060	1,019

COMMITMENTS AND CONTINGENCIES (Note 13)

PREFERRED UNITS OF SUBSIDIARY	32	32
REDEEMABLE NONCONTROLLING INTEREST	15	—

EQUITY:
General Partner	(1)	(3)
Limited Partners:
Common Unitholders	687	1,066
Class D Units	18	6
Accumulated other comprehensive income	5	9
Total partners’ capital	709	1,078
Noncontrolling interest	21,584	15,201
Total equity	22,293	16,279
Total liabilities and equity	$64,681	$50,330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Natural gas sales	$1,290	$915	$4,082	$2,752
NGL sales	1,797	968	4,451	2,468
Crude sales	4,497	4,215	13,022	11,408
Gathering, transportation and other fees	958	786	2,708	2,341
Refined product sales	5,165	4,633	14,581	13,945
Other	1,280	969	3,366	2,814
Total revenues	14,987	12,486	42,210	35,728
COSTS AND EXPENSES:
Cost of products sold	13,015	11,064	36,808	31,436
Operating expenses	540	419	1,359	1,178
Depreciation, depletion and amortization	425	332	1,248	962
Selling, general and administrative	185	142	490	448
Total costs and expenses	14,165	11,957	39,905	34,024
OPERATING INCOME	822	529	2,305	1,704
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(356)	(298)	(1,015)	(913)
Equity in earnings of unconsolidated affiliates	84	38	265	182
Gains (losses) on extinguishment of debt	2	—	2	(7)
Gains (losses) on interest rate derivatives	(25)	3	(73)	55
Gain on sale of AmeriGas common units	14	87	177	87
Other, net	(15)	33	(38)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	526	392	1,623	1,108
Income tax expense from continuing operations	56	49	271	136
INCOME FROM CONTINUING OPERATIONS	470	343	1,352	972
Income from discontinued operations	—	13	66	44
NET INCOME	470	356	1,418	1,016
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	282	205	898	648
NET INCOME ATTRIBUTABLE TO PARTNERS	188	151	520	368
GENERAL PARTNER’S INTEREST IN NET INCOME	—	1	1	1
CLASS D UNITHOLDER’S INTEREST IN NET INCOME	—	—	1	—
LIMITED PARTNERS’ INTEREST IN NET INCOME	$188	$150	$518	$367
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.35	$0.26	$0.94	$0.62
Diluted	$0.35	$0.26	$0.93	$0.62
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.35	$0.27	$0.95	$0.65
Diluted	$0.35	$0.27	$0.94	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$470	$356	$1,418	$1,016
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	(3)	6	(5)
Change in value of derivative instruments accounted for as cash flow hedges	3	(4)	(3)	4
Change in value of available-for-sale securities	1	1	1	1
Actuarial gain (loss) relating to pension and other postretirement benefits	(1)	8	(2)	9
Foreign currency translation adjustments	(1)	—	(3)	(1)
Change in other comprehensive income from unconsolidated affiliates	—	9	(6)	13
	2	11	(7)	21
Comprehensive income	472	367	1,411	1,037
Less: Comprehensive income attributable to noncontrolling interest	285	213	895	660
Comprehensive income attributable to partners	$187	$154	$516	$377

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, December 31, 2013	$(3)	$1,066	$6	$9	$15,201	$16,279
Distributions to partners	(1)	(593)	(2)	—	—	(596)
Distributions to noncontrolling interest	—	—	—	—	(1,359)	(1,359)
Subsidiary units issued for cash	—	106	2	—	1,773	1,881
Subsidiary units issued in certain acquisitions	—	211	—	—	5,382	5,593
Subsidiary units redeemed in Lake Charles LNG Transaction	2	480	—	—	(482)	—
Purchase of additional Regency Units	—	(99)	—	—	99	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	11	—	47	58
Capital contributions received from noncontrolling interest	—	—	—	—	19	19
Other, net	—	(2)	—	—	9	7
Units repurchased under buyback program	—	(1,000)	—	—	—	(1,000)
Other comprehensive loss, net of tax	—	—	—	(4)	(3)	(7)
Net income	1	518	1	—	898	1,418
Balance, September 30, 2014	$(1)	$687	$18	$5	$21,584	$22,293

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,418	$1,016
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,248	962
Deferred income taxes	(66)	244
Amortization included in interest expense	(41)	(43)
Non-cash compensation expense	60	43
Gain on sale of AmeriGas common units	(177)	(87)
Losses on disposal of assets	13	—
(Gains) losses on extinguishment of debt	(2)	7
LIFO valuation adjustments	17	(22)
Equity in earnings of unconsolidated affiliates	(265)	(182)
Distributions from unconsolidated affiliates	224	269
Other non-cash	(42)	22
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation	120	(382)
Net cash provided by operating activities	2,507	1,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1,794)	(5)
Cash proceeds from the sale of AmeriGas common units	814	346
Capital expenditures (excluding allowance for equity funds used during construction)	(3,714)	(2,504)
Contributions in aid of construction costs	34	11
Contributions to unconsolidated affiliates	(264)	(3)
Distributions from unconsolidated affiliates in excess of cumulative earnings	97	326
Proceeds from sale of discontinued operations	79	973
Proceeds from the sale of assets	22	72
Change in restricted cash	162	—
Other	(10)	(49)
Net cash used in investing activities	(4,574)	(833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	12,044	9,768
Repayments of long-term debt	(8,342)	(9,439)
Subsidiary equity offerings, net of issue costs	1,881	1,450
Distributions to partners	(596)	(544)
Debt issuance costs	(61)	(56)
Distributions to noncontrolling interest	(1,359)	(1,050)
Capital contributions received from noncontrolling interest	19	15
Redemption of Preferred Units	—	(340)
Units repurchased under buyback program	(1,000)	—
Other, net	(1)	(13)
Net cash provided by (used in) financing activities	2,585	(209)
INCREASE IN CASH AND CASH EQUIVALENTS	518	805
CASH AND CASH EQUIVALENTS, beginning of period	590	372
CASH AND CASH EQUIVALENTS, end of period	$1,108	$1,177

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
Our consolidated subsidiaries, Trunkline LNG Company, LLC, Trunkline LNG Export, LLC and Susser Petroleum Partners LP, changed their names in September 2014 and October 2014, respectively, to Lake Charles LNG Company, LLC, Lake Charles LNG Export, LLC and Sunoco LP, respectively. All references to these subsidiaries throughout this document reflect the new names of those subsidiaries, regardless of whether the disclosure relates to periods or events prior to the dates of the name changes.
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Regency (see description of their respective operations below under “Business Operations”);

•	ETP’s and Regency’s consolidated subsidiaries and our wholly-owned subsidiaries that own the general partner and IDRs in ETP and Regency; and

•	our wholly-owned subsidiary, Lake Charles LNG. Lake Charles LNG was acquired from ETP in February 2014.
Business Operations
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Regency and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 18 for stand-alone financial information apart from that of the consolidated partnership information included herein.
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

•
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products, crude oil and NGL pipelines, terminalling and storage assets, and refined products, crude oil and NGL acquisition and marketing assets.

•
ETP owns an indirect 100% equity interest in Susser and the general partner interest, incentive distribution rights and a 44% limited partner interest in Sunoco LP. Susser operates convenience stores in Texas, New Mexico and Oklahoma. Sunoco LP distributes motor fuels to convenience stores and retail fuel outlets in Texas, New Mexico, Oklahoma, Kansas and Louisiana and other commercial customers. As discussed in Note 2, in October 2014, Sunoco LP acquired MACS from ETP.

•
Regency is a publicly traded partnership engaged in the gathering and processing, compression, treating and transportation of natural gas; the transportation, fractionation and storage of NGLs; the gathering, transportation and terminaling of oil (crude and/or condensate, a lighter oil) received from producers; natural gas and NGL marketing and trading, and the management of coal and natural resource properties in the United States. Regency focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Its assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. Regency also holds a 30% interest in Lone Star.

•
Lake Charles LNG operates a LNG import terminal, which has approximately 9.0 Bcf of above ground LNG storage capacity and re-gasification facilities on Louisiana’s Gulf Coast near Lake Charles, Louisiana. Lake Charles LNG is engaged in interstate commerce and is subject to the rules, regulations and accounting requirements of the FERC.

Our financial statements reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP.

•	Investment in Regency, including the consolidated operations of Regency.

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG.

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities of the Partnership’s subsidiaries and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of September 30, 2014, and the Partnership’s results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.
We record the collection of taxes to be remitted to government authorities on a net basis except for ETP’s retail marketing operations, in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by ETP’s retail marketing operations were $632 million and $581 million for the three months ended September 30, 2014 and 2013, respectively, and $1.74 billion and $1.66 billion for the nine months ended September 30, 2014 and 2013, respectively.
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
2014
Susser Merger
On August 29, 2014, ETP and Susser completed the previously announced merger of an indirect wholly-owned subsidiary of ETP, with and into Susser, with Susser surviving the merger as a subsidiary of ETP for total consideration valued at approximately $1.8 billion (the “Susser Merger”). The total consideration paid in cash was approximately $875 million and the total consideration paid in equity was approximately 15.8 million ETP Common Units. The Susser Merger broadens ETP’s retail geographic footprint and provides synergy opportunities and a platform for future growth.
In connection with the Susser Merger, ETP acquired an indirect 100% equity interest in Susser and the general partner interest and the incentive distribution rights in Sunoco LP, approximately 11 million Sunoco LP common and subordinated units, and Susser’s existing retail operations, consisting of 630 convenience store locations.
Effective with the closing of the transaction, Susser ceased to be a publicly traded company and its common stock discontinued trading on the NYSE.

Summary of Assets Acquired and Liabilities Assumed
We accounted for the Susser Merger using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet as of September 30, 2014 reflected the preliminary purchase price allocations based on available information. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation.
The following table summarizes the preliminary assets acquired and liabilities assumed recognized as of the merger date:

Susser
Total current assets	$422
Property, plant and equipment	1,065
Goodwill(1)	1,605
Intangible assets	481
Other non-current assets	27
3,600

Current liabilities	377
Long-term debt, less current maturities	564
Deferred income taxes	432
Other non-current liabilities	40
Noncontrolling interest	404
1,817
Total consideration	1,783
Cash received	67
Total consideration, net of cash received	$1,716

(1)	None of the goodwill is expected to be deductible for tax purposes.
ETP incurred merger related costs related to the Susser Merger of $24 million during the three months ended September 30, 2014. Our consolidated statements of operations for the three and nine months ended September 30, 2014 reflected revenue and net income related to Susser of $575 million and $2 million, respectively.
No pro forma information has been presented for the Susser Merger, as the impact of this acquisition was not material in relation to our consolidated results of operations.
MACS to Sunoco LP
On October 1, 2014, Sunoco LP acquired MACS from ETP in a transaction valued at approximately $768 million (the “MACS Transaction”). The transaction included approximately 110 company-operated retail convenience stores and 200 dealer-operated and consignment sites from MACS. The consideration paid by Sunoco LP consisted of approximately 4 million Sunoco LP common units issued to ETP and $556 million in cash, subject to customary closing adjustments. Sunoco LP initially financed the cash portion by utilizing availability under its revolving credit facility. In October 2014, Sunoco LP partially repaid borrowings on its revolving credit facility with net proceeds of $359 million from a public offering of 8 million Sunoco LP common units.
Aloha Petroleum Acquisition
On September 25, 2014, Sunoco LP entered into a definitive agreement to acquire Honolulu, Hawaii-based Aloha Petroleum, Ltd (“Aloha Petroleum”). Aloha Petroleum is an independent gasoline marketer and convenience store operator in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands. The base purchase price for Aloha Petroleum is approximately $240 million, subject to post-closing earn-out, certain closing adjustments, and before transaction costs and expenses. The transaction is expected to close in the fourth quarter of 2014, subject to customary closing conditions and required consents and approvals.

Lake Charles LNG Transaction
On February 19, 2014, ETP completed the transfer to ETE of Lake Charles LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE (the “Lake Charles LNG Transaction”). This transaction was effective as of January 1, 2014, at which time ETP deconsolidated Lake Charles LNG.
In connection with ETE’s acquisition of Lake Charles LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions, as discussed further in Note 10.
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
Regency’s Acquisition of Eagle Rock’s Midstream Business
On July 1, 2014, Regency acquired Eagle Rock’s midstream business (the “Eagle Rock Midstream Acquisition”) for $1.3 billion, including the assumption of $499 million of Eagle Rock’s 8.375% Senior Notes due 2019. The remainder of the purchase price was funded by $400 million in Regency Common Units sold to a wholly-owned subsidiary of ETE, 8.2 million Regency Common Units issued to Eagle Rock and borrowings under Regency’s revolving credit facility. Regency is accounting for the Eagle Rock Midstream Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. This acquisition is expected to complement Regency’s core gathering and processing business and is expected to further diversify Regency’s geographic presence in the Mid-Continent region, East Texas and South Texas. Our consolidated statements of operations for the three and nine months ended September 30, 2014 included revenues and net income attributable to Eagle Rock’s operations of $472 million and $18 million, respectively.
Regency’s evaluation of the assigned fair values is ongoing. The table below represents a preliminary allocation of the total purchase price:

Assets	At July 1, 2014
Current assets	$115
Property, plant and equipment	1,329
Other long-term assets	4
Total assets acquired	1,448
Liabilities
Current liabilities	109
Long-term debt	499
Long-term liabilities	12
Total liabilities assumed	620
Net assets acquired	$828
Regency’s Acquisition of PVR
On March 21, 2014, Regency acquired PVR for a total purchase price of $5.7 billion (based on Regency’s closing price of $27.82 per unit on March 21, 2014), including $1.8 billion principal amount of assumed debt (“PVR Acquisition”). PVR unitholders received (on a per unit basis) 1.02 Regency Common Units and a one-time cash payment of $36 million, which was funded through borrowings under Regency’s revolving credit facility. The PVR Acquisition enhances Regency’s geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash in the Mid-Continent region. Regency accounted for the acquisition of PVR using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our statements of operations included revenues attributable to PVR of $302 million and $653 million for the three and nine months ended September 30, 2014, respectively. Our statements of operations included net income attributable to PVR of $84 million and $119 million for the three and nine months ended September 30, 2014, respectively.
Management completed the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At March 21, 2014
Current assets	$149
Property, plant and equipment	2,716
Investment in unconsolidated affiliates	62
Intangible assets (average useful lives of 30 years)	2,717
Goodwill	370
Other long-term assets	18
Total assets acquired	6,032
Liabilities
Current liabilities	168
Long-term debt	1,788
Premium related to senior notes	99
Long-term liabilities	30
Total liabilities assumed	2,085
Net assets acquired	$3,947
Regency’s Acquisition of Hoover
On February 3, 2014, Regency acquired certain subsidiaries of Hoover for a total purchase price of $293 million, consisting of (i) 4,040,471 Regency Common Units issued to Hoover, (ii) $184 million in cash and (iii) $2 million in asset retirement obligations assumed (the “Hoover Acquisition”). The acquisition of Hoover increases Regency’s fee-based revenue, expanding its existing footprint in the southern portion of the Delaware Basin in West Texas, and its services to producers into crude and water gathering. A portion of the consideration is being held in escrow as security for certain indemnification claims. Regency financed the cash portion of the purchase price through borrowings under its revolving credit facility. Regency accounted for the acquisition of Hoover using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our statements of operations included revenues attributable to Hoover’s operations of $11 million and $26 million for the three and nine months ended September 30, 2014, respectively. Our statements of operations included net losses of $2 million and net income of $2 million attributable to Hoover’s operations for the three and nine months ended September 30, 2014, respectively.

Management completed the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At February 3, 2014
Current assets	$5
Property, plant and equipment	117
Intangible assets (average useful lives of 30 years)	148
Goodwill	30
Total assets acquired	300
Liabilities
Current liabilities	5
Asset retirement obligations	2
Total liabilities assumed	7
Net assets acquired	$293
The fair values of the assets acquired and liabilities assumed for the Eagle Rock Midstream, PVR and Hoover acquisitions were determined using various valuation techniques, including the income and market approaches.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 are presented as if the PVR and Eagle Rock Midstream acquisitions had been completed on January 1, 2013, and assume there were no other changes in operations. This pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions occurred on January 1, 2013, nor is it indicative of future results of operations. Actual results for the three months ended September 30, 2014 include PVR and the Eagle Rock midstream business for the entire period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$14,987	$13,042	$43,036	$37,310
Net income attributable to partners	188	138	496	324

Basic net income per Limited Partner unit	$0.35	$0.25	$0.91	$0.58
Diluted net income per Limited Partner unit	$0.35	$0.25	$0.91	$0.58
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
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 included the results of operations for a marketing business that had been recently acquired by ETP and was sold effective April 1, 2014, as well as a $39 million gain on the sale. The disposed subsidiary’s results of operations were not material during any periods in 2013; therefore, the disposed subsidiary’s results were not reclassified to discontinued operations in the prior period.
Discontinued operations for the three and nine months ended September 30, 2013 included the results of Southern Union’s distribution operations.

3.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The following investments in unconsolidated affiliates are reflected in our consolidated financial statements using the equity method:

•
AmeriGas. During the nine months ended September 30, 2014, ETP sold a total of approximately 18.9 million AmeriGas common units for net proceeds of $814 million. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the sales, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$919	$883	$3,703	$3,324
Operating income	206	196	881	839
Net income	82	64	505	460
In addition to the equity method investments described above, our subsidiaries have other equity method investments, which are not significant to our consolidated financial statements.
In May 2014, Sunoco Logistics entered into a joint agreement to form Bayview Refining Company, LLC (“Bayview”). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. Sunoco Logistics will fund construction of the facility through contributions proportionate to its 49% economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with Sunoco Logistics. Through September 30, 2014, the joint owners have made contributions totaling $21 million. The facility is expected to commence operations in the second half of 2015. Bayview is a variable interest entity of which Sunoco Logistics is not the primary beneficiary. As a result, Sunoco Logistics’ interest in Bayview is reflected as an equity method investment.

4.	CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2014	2013
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$399	$260
Net gains (losses) from subsidiary common unit transactions	$702	$(410)
NON-CASH FINANCING ACTIVITIES:
Subsidiary issuances of common units in connection with PVR, Hoover and Eagle Rock Midstream acquisitions	$4,281	$—
Subsidiary issuances of common units in connection with Susser Merger	$1,312	$—
Long-term debt assumed in PVR Acquisition	$1,887	$—
Long-term debt exchanged in Eagle Rock Midstream Acquisition	$499	$—

5.	INVENTORIES:
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Natural gas and NGLs	$404	$523
Crude oil	459	488
Refined products	597	597
Appliances, parts and fittings and other	320	199
Total inventories	$1,780	$1,807
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
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Regency Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements, and we discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. Derivatives related to the Regency Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the nine months ended September 30, 2014, no transfers were made between any levels within the fair value hierarchy.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations as of September 30, 2014 and December 31, 2013 was $31.23 billion and $23.97 billion, respectively. As of September 30, 2014 and December 31, 2013, the aggregate carrying amount of our consolidated debt obligations was $29.85 billion and $23.20 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2014
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3	$—	$3	$—
Commodity derivatives:
Condensate — Forward Swaps	4	—	4	—
Natural Gas:
Basis Swaps IFERC/NYMEX	6	6	—	—
Swing Swaps IFERC	6	1	5	—
Fixed Swaps/Futures	75	69	6	—
Forward Physical Swaps	1	—	1	—
Natural Gas Liquids — Forwards/Swaps	16	13	3	—
Power:
Forwards	2	—	2	—
Futures	1	1	—	—
Refined Products — Futures	19	19	—	—
Total commodity derivatives	130	109	21	—
Total assets	$133	$109	$24	$—
Liabilities:
Interest rate derivatives	$(86)	$—	$(86)	$—
Embedded derivatives in the Regency Preferred Units	(30)	—	—	(30)
Commodity derivatives:
Condensate — Forward Swaps	(1)	—	(1)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(8)	(8)	—	—
Swing Swaps IFERC	(5)	(1)	(4)	—
Fixed Swaps/Futures	(75)	(73)	(2)	—
Forward Physical Swaps	(1)	—	(1)	—
Natural Gas Liquids — Forwards/Swaps	(19)	(18)	(1)	—
Power:
Forwards	(2)	—	(2)	—
Futures	(2)	(2)	—	—
Refined Products — Futures	(5)	(5)	—	—
Total commodity derivatives	(118)	(107)	(11)	—
Total liabilities	$(234)	$(107)	$(97)	$(30)

	Fair Value Measurements at December 31, 2013
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$47	$—	$47	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	8	1	7	—
Fixed Swaps/Futures	203	201	2	—
NGLs — Swaps	7	5	2	—
Power — Forwards	3	—	3	—
Refined Products — Futures	5	5	—	—
Total commodity derivatives	231	217	14	—
Total Assets	$278	$217	$61	$—
Liabilities:
Interest rate derivatives	$(95)	$—	$(95)	$—
Embedded derivatives in the Regency Preferred Units	(19)	—	—	(19)
Commodity derivatives:
Condensate — Forward Swaps	(1)	—	(1)	—
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—	—
Swing Swaps IFERC	(6)	—	(6)	—
Fixed Swaps/Futures	(206)	(201)	(5)	—
Forward Physical Contracts	(1)	—	(1)	—
NGLs — Swaps	(9)	(5)	(4)	—
Power — Forwards	(1)	—	(1)	—
Refined Products — Futures	(5)	(5)	—	—
Total commodity derivatives	(233)	(215)	(18)	—
Total Liabilities	$(347)	$(215)	$(113)	$(19)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2014.

Balance, December 31, 2013	$(19)
Net unrealized loss included in other income (expense)	(11)
Balance, September 30, 2014	$(30)

7.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$470	$343	$1,352	$972
Less: Income from continuing operations attributable to noncontrolling interest	282	195	839	623
Income from continuing operations, net of noncontrolling interest	188	148	513	349
Less: General Partner’s interest in income from continuing operations	—	1	1	1
Less: Class D Unitholder’s interest in income from continuing operations	—	—	1	—
Income from continuing operations available to Limited Partners	$188	$147	$511	$348
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	538.8	561.4	546.6	560.8
Basic income from continuing operations per Limited Partner unit	$0.35	$0.26	$0.94	$0.62
Basic income from discontinued operations per Limited Partner unit	$—	$0.01	$0.01	$0.03
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$188	$147	$511	$348
Dilutive effect of equity-based compensation of subsidiaries and distributions to Class D Unitholder	(1)	—	(2)	(1)
Diluted income from continuing operations available to Limited Partners	$187	$147	$509	$347
Weighted average limited partner units	538.8	561.4	546.6	560.8
Dilutive effect of unconverted unit awards	1.1	—	1.0	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	539.9	561.4	547.6	560.8
Diluted income from continuing operations per Limited Partner unit	$0.35	$0.26	$0.93	$0.62
Diluted income from discontinued operations per Limited Partner unit	$—	$0.01	$0.01	$0.03

8.	DEBT OBLIGATIONS:
Our outstanding consolidated indebtedness was as follows:

	September 30, 2014	December 31, 2013
Parent Company Indebtedness:
ETE Senior Notes due October 15, 2020	$1,187	$1,187
ETE Senior Notes due January 15, 2024	1,150	450
ETE Senior Secured Term Loan due December 2, 2019	1,400	1,000
ETE Senior Secured Revolving Credit Facility due December 2, 2018	800	171
Subsidiary Indebtedness:
ETP Senior Notes	10,890	11,182
Regency Senior Notes	4,899	2,800
PVR Senior Notes	789	—
Transwestern Senior Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,975	2,150
Revolving Credit Facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	800	65
Regency $1.5 billion Revolving Credit Facility due May 21, 2018	689	510
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.5 billion Revolving Credit Facility due November 19, 2018	525	200
Sunoco LP $1.25 billion Revolving Credit Facility due September 25, 2019	270	—
Other Long-Term Debt	220	228
Unamortized premiums, net of discounts and fair value adjustments	304	301
Total	29,853	23,199
Less: Current maturities of long-term debt	1,345	637
Long-term debt and notes payable, less current maturities	$28,508	$22,562
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
Revolving Credit Facility
In May 2014, the Parent Company amended its revolving credit facility to increase the capacity to $1.2 billion. As of September 30, 2014, there were $800 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $400 million.
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
In October 2014, Regency issued a notice of redemption to the holders of the $600 million 6.875% senior notes due December 1, 2018, with a redemption date of December 2, 2014 for a total price of 103.438%.
Subsidiary Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. As of September 30, 2014, the ETP Credit Facility had $800 million of outstanding borrowings.
Regency Credit Facility
In February 2014, Regency entered into an amendment to the Regency Credit Facility to increase the borrowing capacity of the Regency Credit Facility to $1.5 billion with a $500 million uncommitted incremental facility and extended the maturity date to May 21, 2018. In September 2014, Regency entered into an amendment to, among other things, increase the letter of credit sublimit from $50 million to $100 million and update various swap agreement provisions to conform to current market standards. As of September 30, 2014, the Regency Credit Facility had a balance outstanding of $689 million in outstanding borrowings and approximately $25 million in letters of credit.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”) which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. As of September 30, 2014, the Sunoco Logistics Credit Facility had $525 million of outstanding borrowings.
Sunoco LP Credit Facility
On September 25, 2014, Sunoco LP entered into a $1.25 billion revolving credit agreement (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2014, the Sunoco LP Credit Facility had $270 million of outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2014.

9.	REDEEMABLE NONCONTROLLING INTERESTS:
The noncontrolling interest holders in one of Sunoco Logistics’ consolidated subsidiaries have the option to sell their interests to Sunoco Logistics. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on our consolidated balance sheet as of September 30, 2014.

10.	EQUITY:
ETE Common Unit Activity
The change in ETE Common Units during the nine months ended September 30, 2014 was as follows:

Number of Units
Outstanding at December 31, 2013	559.9
Repurchase of units under buyback program	(21.1)
Outstanding at September 30, 2014	538.8
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
As a result of ETP’s and Regency’s issuances of common units during the nine months ended September 30, 2014, we recognized increases in partners’ capital of $702 million.
Sales of Common Units by ETP
During the nine months ended September 30, 2014, ETP received proceeds of $1.03 billion, net of commissions of $11 million, from the issuance of units pursuant to equity distribution agreements, which proceeds were used for general partnership purposes. As of September 30, 2014, approximately $109 million of ETP Common Units remained available to be issued under an equity distribution agreement, and all of the remaining capacity was utilized in October 2014.
During the nine months ended September 30, 2014, distributions of $100 million were reinvested under ETP’s Distribution Reinvestment Plan resulting in the issuance of 1.9 million ETP Common Units. As of September 30, 2014, a total of 0.2 million ETP Common Units remain available to be issued under the existing registration statement.
In October 2014, ETP filed a new registration statement with the SEC covering the issuance of up to an additional 8 million ETP Common Units under the Distribution Reinvestment Plan.
Sales of Common Units by Regency
For the nine months ended September 30, 2014, Regency received proceeds of $162 million, net of commissions of approximately $2 million, from units issued pursuant to its equity distribution agreements, which proceeds were used for general partnership purposes. As of September 30, 2014, approximately $272 million remained available to be issued under the agreement.
Regency issued 4.0 million, 140.4 million and 8.2 million Regency Common Units in connection with the Hoover, PVR and Eagle Rock Midstream acquisitions, respectively.
In June 2014, Regency sold 14.4 million Regency Common Units to a wholly-owned subsidiary of ETE for approximately $400 million. In July 2014, Regency sold an additional 16.5 million Regency Common Units to a wholly-owned subsidiary of ETE in connection with the Eagle Rock Midstream Acquisition for approximately $400 million. Proceeds from the issuance were used to fund a portion of the cash consideration paid to Eagle Rock in connection with the Eagle Rock Midstream Acquisition.

Sales of Common Units by Sunoco Logistics
In May 2014, Sunoco Logistics entered into an equity distribution agreement pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $250 million. During the nine months ended September 30, 2014, Sunoco Logistics received proceeds of $231 million, net of commissions of $2 million, from the issuance of units pursuant to an equity distribution agreement, which were used for general partnership purposes. All remaining units authorized under this distribution agreement were issued during October 2014.
In September 2014, Sunoco Logistics filed a registration statement which will allow it to issue up to an additional $1.0 billion of common units directly to the public under its equity distribution agreement.
Additionally, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million in September 2014. The net proceeds from this offering were used to repay outstanding borrowings under the $1.5 billion Sunoco Logistics Credit Facility and for general partnership purposes.
Sales of Common Units by Sunoco LP
In October 2014, Sunoco LP issued 8.0 million common units in an underwritten public offering. Net proceeds of $359 million from the offering were used to repay amounts outstanding under the $1.25 billion Sunoco LP Credit Facility and for general partnership purposes.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 19, 2014	$0.34625
March 31, 2014	May 5, 2014	May 19, 2014	0.35875
June 30, 2014	August 4, 2014	August 19, 2014	0.38000
September 30, 2014	November 3, 2014	November 19, 2014	0.41500
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. The net impact of these adjustments will result in a reduction of $88 million in the distributions to be paid from ETP to ETE for the nine months ended September 30, 2014. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$35
2015	86
2016	107
2017	85
2018	80
2019	70
The amounts reflected above include the relinquishment of $350 million in the aggregate of incentive distributions that would potentially be made to ETE by ETP over the first forty fiscal quarters commencing immediately after the consummation of the Susser Merger. Such relinquishments would cease upon the agreement of an exchange of the Sunoco LP general partner interest and the incentive distribution rights between ETE and ETP.
Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.4750
March 31, 2014	May 8, 2014	May 15, 2014	0.4800
June 30, 2014	August 7, 2014	August 14, 2014	0.4900
September 30, 2014	November 7, 2014	November 14, 2014	0.5025
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
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
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared by Sunoco LP subsequent to our acquisition on August 29, 2014:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2014	December 31, 2013
Available-for-sale securities	$3	$2
Foreign currency translation adjustment	(4)	(1)
Net loss on commodity related hedges	(1)	(4)
Actuarial gain related to pensions and other postretirement benefits	54	56
Investments in unconsolidated affiliates, net	2	8
Subtotal	54	61
Amounts attributable to noncontrolling interest	(49)	(52)
Total AOCI, net of tax	$5	$9

11.	INCOME TAXES:
Income tax expense from continuing operations for the nine months ended September 30, 2014 included the impact of the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.
The acquisition of Susser by ETP (see Note 2) on August 29, 2014 did not have a material impact on income tax expense or the effective rate for the third quarter of 2014 due to the timing of the acquisition. However, the acquisition of Susser is expected to increase the effective rate for the full year of 2014. Additionally, deferred tax liabilities increased by approximately $457 million as a result of the acquisition.

12.	RETIREMENT BENEFITS:
The following table sets forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended September 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$—	$—	$(1)
Interest cost	8	1	10	2
Expected return on plan assets	(10)	(2)	(15)	(3)
Prior service cost amortization	—	—	—	1
Actuarial loss amortization	—	—	1	—
Settlement credits	(1)	—	—	—
	(3)	(1)	(4)	(1)
Regulatory adjustment	—	—	1	—
Net periodic benefit cost	$(3)	$(1)	$(3)	$(1)

	Nine Months Ended September 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$1	$—	$5	$—
Interest cost	23	4	28	5
Expected return on plan assets	(30)	(6)	(45)	(7)
Prior service cost amortization	—	—	—	1
Actuarial (gain) loss amortization	(1)	—	2	—
Settlement credits	(3)	—	(2)	—
	(10)	(2)	(12)	(1)
Regulatory adjustment	—	—	5	—
Net periodic benefit cost	$(10)	$(2)	$(7)	$(1)
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
Transwestern Rate Case
On October 1, 2014, Transwestern filed a general NGA Section 4 rate case pursuant to a 2011 settlement agreement with its shippers.  Transwestern expects the FERC to set a procedural schedule with a hearing scheduled in late 2015 for this case.

FGT Rate Case
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. FGT expects the FERC to set a procedural schedule with a hearing scheduled in late 2015 for this case.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental expense(1)	$31	$33	$90	$98
Less: Sublease rental income	(9)	(6)	(27)	(16)
Rental expense, net	$22	$27	$63	$82

(1)
Includes contingent rentals totaling $8 million for the three months ended September 30, 2014 and 2013, and $17 million and $18 million for the nine months ended September 30, 2014 and 2013, respectively.

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
As of September 30, 2014, Sunoco is a defendant in nine cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.

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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2014 and December 31, 2013, accruals of approximately $42 million and $46 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2014 or December 31, 2013 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of September 30, 2014, Sunoco had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco is usually one of a number of companies identified as a PRP at a site.  Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2014	December 31, 2013
Current	$73	$47
Non-current	321	356
Total environmental liabilities	$394	$403
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
During the three months ended September 30, 2014 and 2013, the Partnership recorded $10 million and $9 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2014 and 2013, the Partnership recorded $27 million of expenditures related to environmental cleanup programs.
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

ETP also uses derivatives to hedge a variety of price risks in its retail marketing operations. Futures and swaps are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales and transportation costs. The derivatives used in ETP’s retail marketing operations represent economic hedges; however, ETP has elected not to designate any of the hedges in these operations. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statements of operations during the current period.
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

The following table details ETP’s outstanding commodity-related derivatives:

	September 30, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	920,000	2014-2015	9,457,500	2014-2019
Basis Swaps IFERC/NYMEX (1)	2,882,500	2014-2015	(487,500)	2014-2017
Options – Puts	5,000,000	2015	—	—
Swing Swaps	—	—	1,937,500	2014-2016
Power (Megawatt):
Forwards	343,775	2014	351,050	2014
Futures	(57,744)	2014	(772,476)	2014
Options — Puts	(54,400)	2014	(52,800)	2014
Options — Calls	54,400	2014	103,200	2014
Crude (Bbls) — Futures	(81,000)	2014	103,000	2014
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,182,500)	2014-2015	570,000	2014
Swing Swaps IFERC	17,790,000	2014	(9,690,000)	2014-2016
Fixed Swaps/Futures	(8,067,500)	2014-2019	(8,195,000)	2014-2015
Forward Physical Contracts	(9,325,164)	2014-2015	5,668,559	2014-2015
Natural Gas Liquid (Bbls) — Forwards/Swaps	(1,602,800)	2014-2015	(1,133,600)	2014
Refined Products (Bbls) — Futures	(243,000)	2014-2015	(280,000)	2014
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(24,197,500)	2015	(7,352,500)	2014
Fixed Swaps/Futures	(24,197,500)	2015	(50,530,000)	2014
Hedged Item — Inventory	24,197,500	2015	50,530,000	2014
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(460,000)	2014	(1,825,000)	2014
Fixed Swaps/Futures	(3,220,000)	2014	(12,775,000)	2014
Natural Gas Liquid (Bbls) — Forwards/Swaps	(255,000)	2014	(780,000)	2014
Crude (Bbls) — Futures	—	—	(30,000)	2014

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
We expect gains of less than $1 million related to ETP’s commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
Commodity Derivative Instruments - Marketing & Trading. Regency conducts natural gas marketing and trading activities through its Logistics and Trading subsidiary. Regency engages in activities intended to capitalize on favorable price differentials between various receipt and delivery locations. Regency’s activities are governed by its risk policy. As part of its natural gas marketing and trading activities, Regency enters into both financial derivatives and physical contracts. These financial derivatives, primarily basis swaps, are transacted: (i) to economically hedge subscribed capacity exposed to market rate fluctuations and (ii) to mitigate the price risk related to other purchase and sales of natural gas. By entering into a basis swap, one pricing index is exchanged for another, effectively locking in the margin between the natural gas purchase and sale by removing index spread risk on the combined physical and financial transaction. Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales. Through Regency’s natural gas marketing activity, Regency will have credit exposure to additional counterparties. Regency minimizes the credit risk associated with natural gas marketing by limiting its exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, Regency’s natural gas purchase and sale contracts, for certain counterparties, are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts, and when possible, Regency nets the open positions of each counterparty.
The following table details Regency’s outstanding commodity-related derivatives:

	September 30, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu) — Fixed Swaps/Futures	(13,289,000)	2014-2015	(24,455,000)	2014-2015
Propane (Gallons) — Forwards/Swaps	(44,562,000)	2014-2015	(52,122,000)	2014-2015
NGLs (Barrels) — Forwards/Swaps	(439,000)	2014-2015	(438,000)	2014
WTI Crude Oil (Barrels) — Forwards/Swaps	(1,715,000)	2014-2016	(521,000)	2014
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$—	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.82% and receive a floating rate	125	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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
Regency is exposed to credit risk from its derivative counterparties. Regency does not require collateral from these counterparties as it deals primarily with financial institutions when entering into financial derivatives, and enters into master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If Regency’s counterparties failed to perform under existing swap contracts, Regency’s maximum loss as of September 30, 2014 would be $10 million, which would be reduced by $2 million, due to the netting features. Regency has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets for it derivate contracts outside of its marketing and trading operations.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$2	$3	$(3)	$(18)
	2	3	(3)	(18)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$114	$227	$(110)	$(209)
Commodity derivatives	25	43	(16)	(48)
Interest rate derivatives	3	47	(86)	(95)
Embedded derivatives in Regency Preferred Units	—	—	(30)	(19)
	142	317	(242)	(371)
Total derivatives	$144	$320	$(245)	$(389)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives in offsetting agreements:
OTC contracts	Price risk management asset (liability)	$12	$42	$(12)	$(38)
Broker cleared derivative contracts	Other current assets	130	264	(152)	(318)
		142	306	(164)	(356)
Offsetting agreements:
Counterparty netting	Price risk management asset (liability)	(9)	(36)	9	36
Payments on margin deposit	Other current assets	(5)	(1)	30	55
		(14)	(37)	39	91
Net derivatives with offsetting agreements		128	269	(125)	(265)
Derivatives without offsetting agreements		16	51	(120)	(124)
Total derivatives		$144	$320	$(245)	$(389)

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.
The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	$3	$(4)	$(3)	$4
Total	$3	$(4)	$(3)	$4

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$3	$(6)	$5
Total		$—	$3	$(6)	$5

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$1	$—	$(5)	$4
Total		$1	$—	$(5)	$4

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(4)	$(11)	$(2)	$(12)
Commodity derivatives – Non-trading	Cost of products sold	52	(34)	9	(20)
Commodity derivatives – Non-trading	Deferred gas purchases	—	—	—	(3)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(25)	3	(73)	55
Embedded derivatives	Other income	(1)	24	(11)	2
Total		$22	$(18)	$(77)	$22

15.	RELATED PARTY TRANSACTIONS:
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
In addition, ETE recorded sales with affiliates of $261 million and $951 million during the three and nine months ended September 30, 2014, respectively, and $387 million and $1.08 billion during the three and nine months ended September 30, 2013, respectively.

16.	OTHER INFORMATION:
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2014	December 31, 2013
Deposits paid to vendors	$46	$49
Prepaid expenses and other	261	263
Total other current assets	$307	$312
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Interest payable	$410	$357
Customer advances and deposits	95	142
Accrued capital expenditures	398	260
Accrued wages and benefits	204	173
Taxes payable other than income taxes	343	211
Income taxes payable	127	4
Deferred income taxes	132	119
Other	399	412
Total accrued and other current liabilities	$2,108	$1,678

17.	REPORTABLE SEGMENTS:
As a result of the Lake Charles LNG Transaction in 2014, our reportable segments were re-evaluated and currently reflect the following reportable segments:
•Investment in ETP, including the consolidated operations of ETP;

•	Investment in Regency, including the consolidated operations of Regency;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
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

•
ETP’s Segment Adjusted EBITDA reflected the results of Lake Charles LNG prior to the Lake Charles LNG Transaction, which was effective January 1, 2014. The Investment in Lake Charles LNG segment reflected the results of operations of Lake Charles LNG for all periods presented. Consequently, the results of operations of Lake Charles LNG were reflected in two segments for the three and nine months ended September 30, 2013. Therefore, the results of Lake Charles LNG were included in eliminations for 2013.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Adjusted EBITDA:
Investment in ETP	$1,172	$942	$3,547	$2,967
Investment in Regency	344	172	856	446
Investment in Lake Charles LNG	51	47	146	139
Corporate and Other	(18)	(9)	(73)	(38)
Adjustments and Eliminations	(78)	(103)	(190)	(250)
Total	1,471	1,049	4,286	3,264
Depreciation, depletion and amortization	(425)	(332)	(1,248)	(962)
Interest expense, net of interest capitalized	(356)	(298)	(1,015)	(913)
Gain on sale of AmeriGas common units	14	87	177	87
Gains (losses) on interest rate derivatives	(25)	3	(73)	55
Non-cash unit-based compensation expense	(20)	(16)	(60)	(43)
Unrealized gains (losses) on commodity risk management activities	32	22	(11)	45
Gains (losses) on extinguishment of debt	2	—	2	(7)
LIFO valuation adjustments	(51)	6	(17)	22
Equity in earnings of unconsolidated affiliates	84	38	265	182
Adjusted EBITDA related to unconsolidated affiliates	(183)	(165)	(583)	(553)
Adjusted EBITDA related to discontinued operations	—	(12)	(27)	(75)
Other, net	(17)	10	(73)	6
Income from continuing operations before income tax expense	$526	$392	$1,623	$1,108

	September 30, 2014	December 31, 2013
Total assets:
Investment in ETP	$48,571	$43,702
Investment in Regency	17,180	8,782
Investment in Lake Charles LNG	1,170	1,338
Corporate and Other	804	720
Adjustments and Eliminations	(3,044)	(4,212)
Total	$64,681	$50,330

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Investment in ETP:
Revenues from external customers	$13,573	$11,848	$38,778	$34,214
Intersegment revenues	45	54	101	93
	13,618	11,902	38,879	34,307
Investment in Regency:
Revenues from external customers	1,381	633	3,282	1,796
Intersegment revenues	102	32	242	48
	1,483	665	3,524	1,844
Investment in Lake Charles LNG:
Revenues from external customers	55	55	162	162

Adjustments and Eliminations	(169)	(136)	(355)	(585)
Total revenues	$14,987	$12,486	$42,210	$35,728
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Regency and Lake Charles LNG.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intrastate Transportation and Storage	$559	$502	$2,075	$1,705
Interstate Transportation and Storage	254	296	794	973
Midstream	311	334	915	973
Liquids Transportation and Services	1,165	537	2,844	1,303
Investment in Sunoco Logistics	4,862	4,502	14,080	12,215
Retail Marketing	5,985	5,297	16,561	15,805
All Other	482	434	1,610	1,333
Total revenues	13,618	11,902	38,879	34,307
Less: Intersegment revenues	45	54	101	93
Revenues from external customers	$13,573	$11,848	$38,778	$34,214
Investment in Regency

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gathering and Processing	$1,387	$603	$3,254	$1,671
Contract Services	76	58	217	159
Natural Resources	18	—	40	—
Corporate and Other	2	4	13	14
Total revenues	1,483	665	3,524	1,844
Less: Intersegment revenues	102	32	242	48
Revenues from external customers	$1,381	$633	$3,282	$1,796

Investment in Lake Charles LNG
Lake Charles LNG’s revenues of $55 million and $162 million for the three and nine months ended September 30, 2014, respectively, and $55 million and $162 million for the three and nine months ended September 30, 2013, respectively, were related to LNG terminalling.

18.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$8
Accounts receivable from related companies	13	5
Other current assets	1	—
Total current assets	23	13
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	5,303	3,841
INTANGIBLE ASSETS, net	11	14
GOODWILL	9	9
OTHER NON-CURRENT ASSETS, net	49	41
Total assets	$5,395	$3,918
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable to related companies	$77	$11
Interest payable	63	24
Accrued and other current liabilities	3	3
Total current liabilities	143	38
LONG-TERM DEBT, less current maturities	4,540	2,801
OTHER NON-CURRENT LIABILITIES	3	1
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
General Partner	(1)	(3)
Limited Partners:
Common Unitholders	687	1,066
Class D Units	18	6
Accumulated other comprehensive income	5	9
Total partners’ capital	709	1,078
Total liabilities and partners’ capital	$5,395	$3,918

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(20)	$(11)	$(83)	$(40)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(57)	(47)	(147)	(164)
Gains on interest rate derivatives	—	3	—	9
Equity in earnings of unconsolidated affiliates	269	207	756	573
Other, net	(2)	(1)	(4)	(11)
INCOME BEFORE INCOME TAXES	190	151	522	367
Income tax expense (benefit)	2	—	2	(1)
NET INCOME	188	151	520	368
GENERAL PARTNER’S INTEREST IN NET INCOME	—	1	1	1
CLASS D UNITHOLDER’S INTEREST IN NET INCOME	—	—	1	—
LIMITED PARTNERS’ INTEREST IN NET INCOME	$188	$150	$518	$367

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$704	$650
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in acquisitions and other transactions, net	—	1,332
Contributions to unconsolidated affiliate	(30)	(8)
Purchase of additional interest in Regency	(800)	—
Payments received on note receivable from affiliate	—	166
Net cash used in investing activities	(830)	1,490
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,820	440
Principal payments on debt	(1,082)	(1,603)
Distributions to partners	(596)	(544)
Redemption of Preferred Units	—	(340)
Units repurchased under buyback program	(1,000)	—
Debt issuance costs	(15)	(2)
Net cash used in financing activities	127	(2,049)
INCREASE IN CASH AND CASH EQUIVALENTS	1	91
CASH AND CASH EQUIVALENTS, beginning of period	8	9
CASH AND CASH EQUIVALENTS, end of period	$9	$100

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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Regency and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
Our consolidated subsidiaries, Trunkline LNG Company, LLC, Trunkline LNG Export, LLC and Susser Petroleum Partners LP, changed their names in September 2014 and October 2014, respectively, to Lake Charles LNG Company, LLC, Lake Charles LNG Export, LLC and Sunoco LP, respectively. All references to these subsidiaries throughout this document reflect the new names of those subsidiaries, regardless of whether the disclosure relates to periods or events prior to the dates of the name changes.
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. At September 30, 2014, our interests in ETP and Regency consisted of 100% of the respective general partner interests and IDRs, as well as the following:

	ETP	Regency
Units held by wholly-owned subsidiaries:
Common units	30.8	57.2
ETP Class H units	50.2	—
Units held by less than wholly-owned subsidiaries:
Common units	—	31.4
Regency Class F units	—	6.3
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Regency and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for distributions to its partners, general and administrative expenses, debt service requirements and, at ETE’s election, capital contributions to ETP and Regency in respect of ETE’s general partner interests in ETP and Regency. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of subsidiaries.
As a result of the Lake Charles LNG Transaction in 2014, our reportable segments were re-evaluated and currently reflect the following reportable segments:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Regency, including the consolidated operations of Regency;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG, and;

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
Each of the respective general partners of ETP and Regency has separate operating management and boards of directors. We control ETP and Regency through our ownership of their respective general partners.

RECENT DEVELOPMENTS
ETP’s Gathering and Processing Construction Projects
On November 5, 2014, ETP announced its plans to construct two new 200 million cubic feet per day cryogenic gas processing plants and associated gathering systems in the Eagle Ford and Eaglebine production areas.  ETP expects to have the first plant online by June 2015 and the second plant by the fourth quarter of 2015.
Lone Star Fractionator
On November 5, 2014, ETP and Regency announced that Lone Star will construct a third natural gas liquids fractionator at its facility in Mont Belvieu, Texas, which will bring Lone Star’s total fractionation capacity at Mont Belvieu to 300,000 Bbls/d. Lone Star’s third fractionator is scheduled to be operational by December 2015.
Phillips 66 Joint Venture
In October 2014, ETE, ETP and Phillips 66 announced that they have formed two joint ventures to develop the previously announced Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Pipeline (“ETCOP”) projects. ETP and ETE will hold an aggregate interest of 75% in each joint venture and will operate both pipeline systems. Phillips 66 owns the remaining 25% interests and will fund its proportionate share of the construction costs. The DAPL and ETCOP projects are expected to begin commercial operations in the fourth quarter of 2016.
ET Rover
In October 2014, ETP announced it has secured additional long-term binding shipper agreements on its Rover natural gas pipeline project to connect Marcellus and Utica share supplies to markets in the Midwest, Great Lakes and Gulf Coast regions of the United States and Canada. As a result of the additional agreements, the pipeline is fully subscribed with 15 and 20 year fee-based contracts to transport 3.25 billion cubic feet per day of capacity.
MACS to Sunoco LP
On October 1, 2014, Sunoco LP acquired MACS from ETP in a transaction valued at approximately $768 million (the “MACS Transaction”). The transaction included approximately 110 company-operated retail convenience stores and 200 dealer-operated and consignment sites from MACS. The consideration paid by Sunoco LP consisted of approximately 4 million Sunoco LP common units issued to ETP and $556 million in cash, subject to customary closing adjustments. Sunoco LP initially financed the cash portion by utilizing availability under its revolving credit facility. In October 2014, Sunoco LP partially repaid borrowings on its revolving credit facility with net proceeds of $359 million from a public offering of 8 million Sunoco LP common units.
Aloha Petroleum Acquisition
On September 25, 2014, Sunoco LP entered into a definitive agreement to acquire Honolulu, Hawaii-based Aloha Petroleum, Ltd (“Aloha Petroleum”). Aloha Petroleum is an independent gasoline marketer and convenience store operator in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands. The base purchase price for Aloha Petroleum is approximately $240 million, subject to post-closing earn-out, certain closing adjustments, and before transaction costs and expenses. The transaction is expected to close in the fourth quarter of 2014, subject to customary closing conditions and required consents and approvals.
Susser Holdings Merger
On August 29, 2014, ETP and Susser completed the previously announced merger of an indirect wholly-owned subsidiary of ETP, with and into Susser, with Susser surviving the merger as a subsidiary of ETP for total consideration valued at approximately $1.8 billion (the “Susser Merger”). The total consideration paid in cash was approximately $875 million and the total consideration paid in equity was approximately 15.8 million ETP Common Units.
In connection with the Susser Merger, ETP acquired an indirect 100% equity interest in Susser and the general partner interest and the incentive distribution rights in Sunoco LP, approximately 11 million Sunoco LP common and subordinated units, and Susser’s existing retail operations, consisting of 630 convenience store locations.
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
Sale of AmeriGas Common Units
During the nine months ended September 30, 2014, ETP sold a total of approximately 18.9 million AmeriGas common units for net proceeds of $814 million. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the sales, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Lake Charles LNG FERC Application
Lake Charles LNG Export, LLC and Lake Charles LNG filed an application with the FERC, seeking authorization for its proposed new liquefaction facilities and modifications to Lake Charles LNG’s existing terminal to facilitate the storage and subsequent export of LNG (the “Liquefaction Project”). In addition, Lake Charles LNG filed an application with the FERC to convert Lake Charles LNG’s existing regasification facilities from Section 7 (open access) to Section 3 status in conjunction with the Liquefaction Project. The FERC filings represent the culmination of significant front-end engineering design efforts for the Liquefaction Project and pre-filing consultations with the FERC and other federal, state and local agencies that have been underway since mid-2012.  Approval of these applications is requested from the FERC by April 1, 2015.
Quarterly Cash Distribution Increase
In October 2014, ETE announced that its Board of Directors approved an increase in its quarterly distribution to $0.4150 per unit ($1.66 annualized) on ETE Common Units for the quarter ended September 30, 2014.
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

•
ETP’s Segment Adjusted EBITDA reflected the results of Lake Charles LNG prior to the Lake Charles LNG Transaction, which was effective January 1, 2014. The Investment in Lake Charles LNG segment reflected the results of operations of Lake Charles LNG for all periods presented. Consequently, the results of operations of Lake Charles LNG were reflected in two segments for the three and nine months ended September 30, 2013. Therefore, the results of Lake Charles LNG were included in eliminations for 2013.

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,172	$942	$230	$3,547	$2,967	$580
Investment in Regency	344	172	172	856	446	410
Investment in Lake Charles LNG	51	47	4	146	139	7
Corporate and Other	(18)	(9)	(9)	(73)	(38)	(35)
Adjustments and Eliminations	(78)	(103)	25	(190)	(250)	60
Total	1,471	1,049	422	4,286	3,264	1,022
Depreciation, depletion and amortization	(425)	(332)	(93)	(1,248)	(962)	(286)
Interest expense, net of interest capitalized	(356)	(298)	(58)	(1,015)	(913)	(102)
Gain on sale of AmeriGas common units	14	87	(73)	177	87	90
Gains (losses) on interest rate derivatives	(25)	3	(28)	(73)	55	(128)
Non-cash unit-based compensation expense	(20)	(16)	(4)	(60)	(43)	(17)
Unrealized gains (losses) on commodity risk management activities	32	22	10	(11)	45	(56)
Losses on extinguishment of debt	2	—	2	2	(7)	9
LIFO valuation adjustments	(51)	6	(57)	(17)	22	(39)
Equity in earnings of unconsolidated affiliates	84	38	46	265	182	83
Adjusted EBITDA related to unconsolidated affiliates	(183)	(165)	(18)	(583)	(553)	(30)
Adjusted EBITDA related to discontinued operations	—	(12)	12	(27)	(75)	48
Other, net	(17)	10	(27)	(73)	6	(79)
Income from continuing operations before income tax expense	526	392	134	1,623	1,108	515
Income tax expense from continuing operations	56	49	7	271	136	135
Income from continuing operations	470	343	127	1,352	972	380
Income from discontinued operations	—	13	(13)	66	44	22
Net income	$470	$356	$114	$1,418	$1,016	$402
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three and nine months ended September 30, 2014 compared to the same periods last year increased primarily due to additional expense recognized by Regency of $48 million and $177 million, respectively, as a result of the completion of various organic growth projects and assets acquired from PVR, Eagle Rock and Hoover. The remainder of the increase was due to additional depreciation and amortization related to assets recently placed in service and recent acquisitions by ETP.

Interest Expense, Net of Interest Capitalized. Interest expense for the three and nine months ended September 30, 2014 increased primarily due to the following:

•
an increase of $45 million and $101 million, respectively, of expense recognized by Regency primarily due to recent issuances of senior notes, as well as the assumption of $1.2 billion of senior notes in the PVR acquisition and $499 million of senior notes in the Eagle Rock acquisition; and

•	an increase of $2 million and $16 million, respectively, of expense recognized by ETP primarily due to recent issuances of senior notes.
In addition, interest expense recognized by the Parent Company increased $10 million for the three months ended September 30, 2014 due to an increase in the principal amount of long-term debt outstanding, including $700 million of senior notes issued in May 2014. For the nine months ended September 30, 2014 interest expense recognized by the Parent Company decreased by $17 million primarily related to the repayment of $1.1 billion of borrowings under the Parent Company’s term loan in April 2013, net of interest related to incremental debt.
Gain on Sale of AmeriGas Common Units. In January 2014, June 2014 and August 2014, ETP recognized gains on the sales of 9.2 million, 8.5 million and 1.2 million AmeriGas common units, respectively, that were originally received in connection with the contribution of ETP’s propane business to AmeriGas in 2012. As of September 30, 2014, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Gains (Losses) on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the three and nine months ended September 30, 2014 resulted from decreases in forward interest rates, which caused ETP’s forward-starting swaps to decrease in value. Conversely, increases in forward interest rates resulted in gains on interest rate derivatives during the three and nine months ended September 30, 2013.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded during the three and nine months ended September 30, 2014 and 2013, respectively, for the inventory associated with ETP’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC, MEP and Citrus. See additional discussion of Adjusted EBITDA related to unconsolidated affiliates in “Segment Operating Results” below.
Adjusted EBITDA Related to Discontinued Operations. Amounts for the nine months ended September 30, 2014 related to a marketing business that was sold by ETP effective April 1, 2014. Amounts for the three and nine months ended September 30, 2013 primarily related to Southern Union’s local distribution operations.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs and other income and expense amounts.
Income Tax Expense From Continuing Operations. Income tax expense is based on the earnings of our taxable subsidiaries. In addition, the nine months ended September 30, 2014 included the impact of the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.

Segment Operating Results
Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$13,618	$11,902	$1,716	$38,879	$34,307	$4,572
Cost of products sold	12,124	10,654	1,470	34,626	30,477	4,149
Gross margin	1,494	1,248	246	4,253	3,830	423
Unrealized losses (gains) on commodity risk management activities	(16)	(8)	(8)	14	(45)	59
Operating expenses, excluding non-cash compensation expense	(401)	(337)	(64)	(1,031)	(989)	(42)
Selling, general and administrative, excluding non-cash compensation expense	(137)	(113)	(24)	(318)	(344)	26
LIFO valuation adjustments	51	(6)	57	17	(22)	39
Adjusted EBITDA related to unconsolidated affiliates	163	151	12	529	474	55
Adjusted EBITDA related to discontinued operations	—	12	(12)	27	75	(48)
Other	18	(5)	23	56	(12)	68
Segment Adjusted EBITDA	$1,172	$942	$230	$3,547	$2,967	$580
Gross Margin. For the three and nine months ended September 30, 2014 compared to the same periods last year, ETP’s gross margin increased $246 million and $423 million, respectively, primarily due to:

•
an increase in retail marketing gross margin of $111 million and $284 million, respectively, primarily due to recent acquisitions, partially offset by unfavorable impacts of $57 million and $39 million, respectively, from non-cash LIFO valuation adjustments;

•
an increase in liquids transportation and services gross margin of $80 million and $194 million, respectively, primarily as a result of an increase in transportation margin from higher volumes transported on Lone Star’s Gateway pipeline and from the startup of Lone Star’s second fractionator at Mont Belvieu, Texas in October 2013;

•
an increase of $93 million and $88 million, respectively, in gross margin recognized by Sunoco Logistics. For the three months ended September 30, 2014, the increase was primarily due to expanded crude differentials and increased crude volumes from higher market demand and expansion of the crude oil trucking fleet. For the nine months ended September 30, 2014, the increase was primarily due to $45 million from crude oil pipelines as a result of higher throughput volumes related to expansion projects, $73 million from terminal facilities primarily due to higher volumes and increased margins from refined product and NGL acquisition and marketing activities, and $24 million from refined products pipelines primarily due to operating results from Sunoco Logistics’ Mariner West project. The increases for the nine months ended September 30, 2014 were partially offset by a decrease of $69 million due to lower crude margins;

•
an increase of $25 million and $37 million, respectively, in gross margin from ETP’s midstream operations, primarily due to increased production and capacity from assets recently placed in service in the Eagle Ford Shale; partially offset by

•
a decrease in interstate transportation and storage revenues of $53 million and $187 million, respectively, primarily due to ETP’s deconsolidation of Lake Charles LNG as of January 1, 2014 and the recognition in the second quarter of 2013 of $52 million received in connection with the buyout of a customer contract.

Unrealized Losses (Gains) on Commodity Risk Management Activities. Unrealized losses (gains) on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and nine months ended September 30, 2014 compared to the same periods last year, the changes included $7 million and $55 million, respectively, of unrealized losses related to derivatives and inventory adjustments in ETP’s intrastate transportation and storage operations, offset by $13 million and $2 million, respectively, of unrealized gains related to Sunoco Logistics.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2014 compared to the same periods last year, ETP’s operating expenses increased primarily due to increases of $70 million and $106 million, respectively, in ETP’s retail marketing operations due to recent acquisitions. For the nine months ended September 30, 2014, the increase was partially offset by the impact of ETP’s deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three months ended September 30, 2014 compared to the same period last year, the increase in ETP’s selling, general and administrative expenses included the following impacts:

•	an increase of $9 million related to ETP’s retail marketing operations primarily due to recent acquisitions;

•	an increase of $4 million related to ETP’s midstream operations primarily due to a reimbursement of legal fees in the prior period;

•	an increase of $3 million related to ETP’s intrastate transportation and storage operations primarily related to an increase in employee-related costs; and

•	an increase of $3 million related to ETP’s liquids transportation and services operations primarily due to an increase in employee-related costs.
For the nine months ended September 30, 2014 compared to the same period last year, the decrease in ETP’s selling, general and administrative expenses included the following impacts:

•
a decrease of $20 million related to ETP’s interstate transportation and storage operations primarily due to an $8 million reduction from the deconsolidation of Lake Charles LNG, a $6 million reduction in professional fees, and a $5 million reduction in employee-related costs as a result of the successful integration of Southern Union’s operations;

•	a decrease of $23 million related to ETP’s all other operations primarily due to costs associated with certain Sunoco activities that were recorded in the prior year; partially offset by

•	an increase of $19 million related to ETP’s retail marketing operations primarily due to recent acquisitions.
Other. ETP’s other, net reflected an increase in management fees paid by ETE. In exchange for management services, ETE has agreed to pay to ETP fees totaling $95 million, $95 million and $5 million for the years ending December 31, 2014, 2015, and 2016, respectively. For the nine months ended September 30, 2014, the management fee with respect to the first two quarters of 2014 has been adjusted from amounts previously reported to reflect the impact from capitalization of portions of these fees.
Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the three and nine months ended September 30, 2014 consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
AmeriGas	$—	$9	$(9)	$56	$122	$(66)
Citrus	84	85	(1)	233	226	7
FEP	19	20	(1)	56	57	(1)
Regency	26	26	—	78	42	36
PES	21	(6)	27	69	(9)	78
Other	13	17	(4)	37	36	1
Total Adjusted EBITDA related to unconsolidated affiliates	$163	$151	$12	$529	$474	$55

Adjusted EBITDA related to AmeriGas decreased primarily due to a reduction of ETP’s investment due to the sale of AmeriGas common units in 2013 and 2014.
Adjusted EBITDA related to Regency increased primarily because the prior year reflected only a partial period beginning April 30, 2013. ETP’s investment in Regency is eliminated in consolidation.
Investment in Regency

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$1,483	$665	$818	$3,524	$1,844	$1,680
Cost of products sold	1,051	477	574	2,517	1,309	1,208
Gross margin	432	188	244	1,007	535	472
Unrealized gains on commodity risk management activities	(16)	(14)	(2)	(3)	—	(3)
Operating expenses, excluding non-cash compensation expense	(132)	(80)	(52)	(308)	(225)	(83)
Selling, general and administrative, excluding non-cash compensation expense	(39)	(15)	(24)	(131)	(69)	(62)
Adjusted EBITDA related to unconsolidated affiliates	86	65	21	240	188	52
Other	13	28	(15)	51	17	34
Segment Adjusted EBITDA	$344	$172	$172	$856	$446	$410
Gross Margin. Regency’s gross margin increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily as a result of increased volumes in South and West Texas and North Louisiana in Regency’s gathering and processing operations, as well as $161 million and $278 million, respectively, from recent acquisitions.
Unrealized Gains on Commodity Risk Management Activities. Regency’s gains on commodity risk management activities were primarily due to mark-to-market adjustments on non-hedged commodity derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. Regency’s operating expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily as a result of recent acquisitions, in addition to organic growth in Regency’s gathering and processing operations in South and West Texas.
Adjusted EBITDA Related to Unconsolidated Affiliates. Regency’s Adjusted EBITDA attributable to unconsolidated affiliates increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to increases attributable to Lone Star resulting from higher volumes transported, as well as the startup of Lone Star’s second fractionator at Mont Belvieu, Texas in October 2013.
Other. Regency’s other income and deductions decreased for the three and nine months ended September 30, 2014 primarily due to a non-cash mark-to-market adjustment of the embedded derivative related to Regency’s Series A preferred units.

Investment in Lake Charles LNG

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$55	$55	$—	$162	$162	$—
Operating expenses, excluding non-cash compensation expense	(5)	(5)	—	(13)	(15)	2
Selling, general and administrative, excluding non-cash compensation expense	(1)	(3)	2	(4)	(8)	4
Other	2	—	2	1	—	1
Segment Adjusted EBITDA	$51	$47	$4	$146	$139	$7
Amounts reflected above included comparative amounts for the three and nine months ended September 30, 2013, which preceded ETE’s direct investment in Lake Charles LNG effective January 1, 2014.
Lake Charles LNG derives all of its revenue from a contract with a non-affiliated gas marketer.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Regency and cash flows from the operations of Lake Charles LNG. The amount of cash that ETP and Regency distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below. In connection with previous transactions, we have relinquished a portion of incentive distributions to be received from ETP and Regency.
The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP, Regency and Lake Charles LNG. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
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
ETP currently expects capital expenditures (net of contributions in aid of construction costs) for the full year 2014 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$150	$160	$30	$35
Interstate transportation and storage	110	130	110	115
Midstream	750	850	10	15
Liquids transportation and services(2)	400	450	20	25
Retail marketing(3)	150	185	60	70
All other (including eliminations)	70	80	10	20
Total direct capital expenditures	1,630	1,855	240	280
Indirect(1):
Investment in Sunoco Logistics	2,400	2,600	65	75
Investment in Sunoco LP(3)	55	70	—	5
Total indirect capital expenditures	2,455	2,670	65	80
Total projected capital expenditures	$4,085	$4,525	$305	$360

(1)	Indirect capital expenditures comprise those funded by ETP’s publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes 100% of Lone Star’s capital expenditures. ETP expects to receive capital contributions from Regency related to Regency’s 30% interest in Lone Star of between $95 million and $120 million.

(3)
ETP’s retail marketing operations include the investment in Sunoco LP, as well as ETP’s wholly-owned retail marketing operations. Capital expenditures incurred by Susser and Sunoco LP are reflected beginning on the acquisition date of August 29, 2014 and are broken out between direct and indirect amounts. Capital expenditures by Sunoco LP are reflected as indirect because Sunoco LP is a publicly traded subsidiary.

Sunoco Logistics expects total growth capital expenditures of approximately $2 billion in 2015, and ETP expects to publicly announce expected 2015 capital expenditures for its other operations prior to filing of its Annual Report on Form 10-K for the year ended December 31, 2014.
The assets used in ETP’s natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, delays from mills, limited selection of mills capable of producing large diameter pipe in a timely manner, higher steel prices and other factors beyond ETP’s control. However, ETP included these factors in its anticipated growth capital expenditures for each year.
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
In 2014, Regency expects to invest $1.10 billion in growth capital expenditures, of which $650 million is expected to be invested in organic growth projects in the gathering and processing operations; $100 million is expected to be invested in growth capital expenditures in its NGL services operations; and $350 million is expected to be invested in growth capital expenditures in its contract services operations. In addition, Regency expects to invest $80 million in maintenance capital expenditures in 2014, including its proportionate share related to joint ventures.
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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash provided by operating activities during 2014 was $2.51 billion as compared to $1.85 billion for 2013. Net income was $1.42 billion and $1.02 billion for 2014 and 2013, respectively. The difference between net income and the net cash provided by operating activities for the nine months ended September 30, 2014 primarily consisted of net changes in operating assets and liabilities of $120 million, gains on sales of AmeriGas common units of $177 million and other non-cash items totaling $922 million.
The non-cash activity in 2014 and 2013 consisted primarily of depreciation, depletion and amortization of $1.25 billion and $962 million, respectively, non-cash compensation expense of $60 million and $43 million, respectively, and equity in earnings of unconsolidated affiliates of $265 million and $182 million, respectively. Non-cash activity in 2014 also included deferred income taxes of $66 million.
Cash paid for interest, net of interest capitalized, was $1.06 billion and $944 million for the nine months ended September 30, 2014 and 2013, respectively.
Capitalized interest was $70 million and $32 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash used in investing activities during 2014 was $4.57 billion as compared to $833 million for 2013. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2014 were $3.68 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2013 of $2.49 billion. We paid cash for acquisitions of $1.79 billion and received $814 million in cash from sales of AmeriGas common units during the nine months ended September 30, 2014.
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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash provided by financing activities during 2014 was $2.59 billion as compared to cash used in financing activities of $209 million for 2013. In 2014, ETP has received $1.13 billion in net proceeds from offerings of their common units as compared to $1.30 billion in 2013. Also in 2014, Sunoco Logistics received $593 million in net proceeds from offerings of their common units, and Regency received $162 million in net proceeds from offerings of their common units. During 2014, we had a consolidated net increase in our debt level of $3.70 billion as compared to a net increase of $329 million for 2013. We have paid distributions of $596 million and $544 million to our partners in 2014 and in 2013, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $1.36 billion and $1.05 billion in 2014 and 2013, respectively. We have also paid $1 billion to repurchase common units during the nine months ended September 30, 2014 under our buyback program.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2014	December 31, 2013
Parent Company Indebtedness:
ETE Senior Notes due October 15, 2020	$1,187	$1,187
ETE Senior Notes due January 15, 2024	1,150	450
ETE Senior Secured Term Loan, due December 2, 2019	1,400	1,000
ETE Senior Secured Revolving Credit Facility due December 2, 2018	800	171
Subsidiary Indebtedness:
ETP Senior Notes	10,890	11,182
Regency Senior Notes	4,899	2,800
PVR Senior Notes	789	—
Transwestern Senior Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,975	2,150
Revolving Credit Facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	800	65
Regency $1.5 billion Revolving Credit Facility due May 21, 2018	689	510
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.5 billion Revolving Credit Facility due November 19, 2018	525	200
Sunoco LP $1.25 billion Revolving Credit Facility due September 25, 2019	270	—
Other Long-Term Debt	220	228
Unamortized premiums and fair value adjustments, net	304	301
Total	29,853	23,199
Less: Current maturities of long-term debt	1,345	637
Long-term debt and notes payable, less current maturities	$28,508	$22,562
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
In October 2014, Regency issued a notice of redemption to the holders of the $600 million 6.875% senior notes due December 1, 2018 with a redemption date of December 2, 2014 at a price of 103.438%. This redemption is expected to be funded through borrowings under the Regency Credit Facility.
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
As of September 30, 2014, we had $800 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $400 million.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2014, the ETP Credit Facility had $800 million of outstanding borrowings.
Regency Credit Facility
Regency has a $1.5 billion revolving credit facility with a $500 million uncommitted incremental facility that matures on May 21, 2018. Indebtedness under the Regency Credit Facility is secured by all of Regency’s and certain of its subsidiaries’ tangible and intangible assets and guaranteed by certain of Regency’s subsidiaries.
As of September 30, 2014, there was a balance outstanding under the Regency Credit Facility of $689 million in revolving credit loans and approximately $25 million in letters of credit. The total amount available under the Regency Credit Facility, as of September 30, 2014, which was reduced by any letters of credit, was approximately $786 million.

Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.5 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. As of September 30, 2014, the Sunoco Logistics Credit Facility had $525 million of outstanding borrowings.
Sunoco LP Credit Facility
On September 25, 2014, Sunoco LP entered into a $1.25 billion revolving credit agreement (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2014, the Sunoco LP Credit Facility had $270 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2014.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 7, 2014	February 19, 2014	$0.34625
March 31, 2014	May 5, 2014	May 19, 2014	0.35875
June 30, 2014	August 4, 2014	August 19, 2014	0.38000
September 30, 2013	November 3, 2014	November 19, 2014	0.41500

The total amounts of distributions declared and/or paid during the nine months ended September 30, 2014 and 2013 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners	$624	$554
General Partner interest	2	1
Class D units	2	—
Total Parent Company distributions	$628	$555

Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions is primarily generated from its direct and indirect interests in ETP and Regency. Effective with the Parent Company’s acquisition of 100% of Lake Charles LNG on February 19, 2014, Lake Charles LNG’s wholly-owned subsidiaries also contribute to the Parent Company’s cash available for distributions. Our interests in ETP and Regency consist of 100% of the respective general partner interests and IDRs, as well as the following:

	ETP	Regency
Units held by wholly-owned subsidiaries:
Common units	30.8	57.2
ETP Class H units	50.2	—
Units held by less than wholly-owned subsidiaries:
Common units	—	31.4
Regency Class F units	—	6.3
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

The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2014	2013
Distributions from ETP:
Limited Partner interests	$88	$223
Class H Units held by ETE Holdings	159	51
General Partner interest	16	15
IDRs	546	528
IDR relinquishments related to previous transactions	(182)	(107)
Total distributions from ETP	627	710
Distributions from Regency:
Limited Partner interests	70	36
General Partner interest	4	3
IDRs	23	8
IDR relinquishment related to previous transaction	(2)	(2)
Total distributions from Regency	95	45
Total distributions received from subsidiaries	$722	$755
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. For the distributions to be paid for the nine months ended September 30, 2014, the net impact of these adjustments will result in a reduction of $88 million in the distributions from ETP to ETE. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$35
2015	86
2016	107
2017	85
2018	80
2019	70
The amounts reflected above include the relinquishment of $350 million in the aggregate of incentive distributions that would potentially be made to ETE over the first forty fiscal quarters commencing immediately after the consummation of the Susser Merger. Such relinquishments would cease upon the agreement of an exchange of the Sunoco LP general partner interest and the incentive distribution rights between ETE and ETP.
Cash Distributions Paid by Subsidiaries
ETP and Regency are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.

Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2013	November 3, 2014	November 14, 2014	0.9750

The total amounts of ETP distributions declared during the nine months ended September 30, 2014 and 2013 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners:
Common Units	$952	$963
Class H Units	159	51
General Partner interest	16	15
IDRs	546	528
IDR relinquishments related to previous transactions	(182)	(107)
Total ETP distributions	$1,491	$1,450
Cash Distributions Paid by Regency
Following are distributions declared and/or paid by Regency subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 7, 2014	February 14, 2014	$0.4750
March 31, 2014	May 8, 2014	May 15, 2014	0.4800
June 30, 2014	August 7, 2014	August 14, 2014	0.4900
September 30, 2013	November 7, 2014	November 14, 2014	0.5025
The total amounts of Regency distributions declared and/or paid during the nine months ended September 30, 2014 and 2013 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners	$567	$289
General Partner interest	4	3
IDRs	23	8
IDR relinquishment related to previous transaction	(2)	(2)
Total Regency distributions	$592	$298
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.

Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2013	November 7, 2014	November 14, 2014	0.3825

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
The total amounts of Sunoco Logistics distributions declared and/or paid during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners:
Common units held by public	$160	$126
Common units held by ETP	73	60
General Partner interest held by ETP	7	4
Incentive distribution rights held by ETP	124	83
Total distributions declared	$364	$273
Cash Distributions Paid by Sunoco LP
Sunoco LP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared by Sunoco LP subsequent to our acquisition on August 29, 2014:

Quarter Ended	Record Date	Payment Date	Rate

September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
The total amounts of Sunoco LP distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

Three Months Ended September 30, 2014
Limited Partners:
Common units held by public	$10
Common units held by ETP	8
General Partner interest and incentive distributions held by ETP	—
Total distributions declared	$18
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

	September 30, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	920,000	$—	$—	9,457,500	$3	$5
Basis Swaps IFERC/NYMEX (1)	2,882,500	(1)	—	(487,500)	1	—
Options – Puts	5,000,000	—	—	—	—	—
Swings Swaps IFERC	—	—	—	1,937,500	1	—
Power (Megawatt):
Forwards	343,775	—	1	351,050	1	1
Futures	(57,744)	(1)	—	(772,476)	—	2
Options — Puts	(54,400)	—	—	(52,800)	—	—
Options — Calls	54,400	—	—	103,200	—	—
Crude (Bbls) — Futures	(81,000)	—	1	103,000	—	1
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,182,500)	(1)	—	570,000	—	—
Swing Swaps IFERC	17,790,000	2	1	(9,690,000)	1	—
Fixed Swaps/Futures	(8,067,500)	(5)	6	(8,195,000)	13	3
Forward Physical Contracts	(9,325,164)	—	4	5,668,559	(1)	2
Natural Gas Liquid (Bbls) — Forwards/Swaps	(1,602,800)	(6)	7	(1,133,600)	—	17
Refined Products (Bbls) — Futures	(243,000)	14	15	(280,000)	—	3
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(24,197,500)	(1)	—	(7,352,500)	—	—
Fixed Swaps/Futures	(24,197,500)	1	10	(50,530,000)	(11)	23
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(460,000)	—	—	(1,825,000)	—	—
Fixed Swaps/Futures	(3,220,000)	—	1	(12,775,000)	(3)	6
Natural Gas Liquid (Bbls) — Forwards/Swaps	(255,000)	1	1	(780,000)	(1)	4
Crude (Bbls) — Futures	—	—	—	(30,000)	—	—

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

Regency
Notional volumes are presented in MMBtu for natural gas, gallons for propane and barrels for NGLs and WTI crude oil. Dollar amounts are presented in millions.

	September 30, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Non-Trading)
Natural Gas (MMBtu) — Fixed Swaps/Futures	(13,289,000)	$3	$5	(24,455,000)	$(2)	$10
Propane (Gallons) — Forwards/Swaps	(44,562,000)	1	4	(52,122,000)	(3)	6
NGLs (Barrels) — Forwards/Swaps	(439,000)	1	2	(438,000)	1	2
WTI Crude Oil (Barrels) — Forwards/Swaps	(1,715,000)	3	16	(521,000)	(1)	5

Interest Rate Risk
As of September 30, 2014, we and our subsidiaries had $5.12 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $51 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following interest rate swaps were outstanding as of September 30, 2014 and December 31, 2013 (dollars in millions), none of which are designated as hedges for accounting purposes:

Entity	Term	Type (1)	Notional Amount Outstanding
			September 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$—	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.82% and receive a floating rate	125	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in losses on interest rate derivatives) of $124 million as of September 30, 2014. For the $200 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $2 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Panhandle’s interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $1 million.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our subsidiary, Regency, closed its acquisition of Hoover on February 3, 2014, its acquisition of PVR on March 21, 2014 and its acquisition of Eagle Rock’s midstream operations on July 1, 2014. We have begun the evaluation of the internal control structures of these entities, and we expect that evaluation to continue during the remainder of 2014. In recording these acquisitions, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of these entities from the date of acquisition that are included in our results of operations for the three months ended September 30, 2014. None of the changes resulting from the Hoover, PVR and Eagle Rock Midstream acquisitions were in response to any identified deficiency or weakness in our internal control over financial reporting other than changes resulting from these acquisitions.
Our subsidiary, ETP, closed on the Susser Merger on August 29, 2014. We have begun the evaluation of the internal control structure of Susser. We expect that evaluation to continue during the remainder of 2014. In recording the Susser Merger, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of Susser from the date of acquisition that are included in our results of operations for the three months ended September 30, 2014.
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2013 and Note 13 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	November 6, 2014	By:	/s/ Jamie Welch
Jamie Welch
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)