Form 10-Q
period 2015-09-30
Energy Transfer Equity, L.P.
filed 2015-11-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32740
ENERGY TRANSFER EQUITY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	30-0108820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

3738 Oak Lawn Avenue, Dallas, Texas 75219
(Former address, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 30, 2015, the registrant had 1,044,764,836 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy LLC, which owns an indirect 50% interest in Citrus

ETC	Energy Transfer Corp LP

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP Preferred Units	ETP’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

Hoover	Hoover Energy Partners, LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

ii

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

PVR	PVR Partners, L.P.

Regency	Regency Energy Partners LP

Regency OLP	Regency OLP GP LLC

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

Retail Holdings	ETP Retail Holdings LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

WMB	The Williams Companies, Inc.

WTI	West Texas Intermediate Crude
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,019	$847
Accounts receivable, net	2,749	3,378
Accounts receivable from related companies	250	35
Inventories	1,580	1,467
Exchanges receivable	39	44
Derivative assets	13	81
Other current assets	422	301
Total current assets	6,072	6,153

Property, plant and equipment	52,301	45,018
Accumulated depreciation and depletion	(5,996)	(4,726)
	46,305	40,292

Advances to and investments in unconsolidated affiliates	3,637	3,659
Non-current derivative assets	15	10
Other non-current assets, net	962	908
Intangible assets, net	5,522	5,582
Goodwill	7,655	7,865
Total assets	$70,168	$64,469

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,477	$3,349
Accounts payable to related companies	32	19
Exchanges payable	87	184
Derivative liabilities	6	21
Accrued and other current liabilities	2,432	2,201
Current maturities of long-term debt	15	1,008
Total current liabilities	5,049	6,782

Long-term debt, less current maturities	36,332	29,653
Non-current derivative liabilities	189	154
Deferred income taxes	4,256	4,325
Other non-current liabilities	1,246	1,193

Commitments and contingencies

Preferred units of subsidiaries	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(2)	(1)
Limited Partners:
Common Unitholders	(925)	648
Class D Units	21	22
Accumulated other comprehensive loss	—	(5)
Total partners’ capital	(906)	664
Noncontrolling interest	23,954	21,650
Total equity	23,048	22,314
Total liabilities and equity	$70,168	$64,469

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Natural gas sales	$960	$1,290	$2,893	$4,082
NGL sales	961	1,797	2,930	4,451
Crude sales	1,860	4,497	6,748	13,022
Gathering, transportation and other fees	1,074	958	3,155	2,708
Refined product sales	4,105	5,165	12,195	14,581
Other	1,656	1,280	4,669	3,366
Total revenues	10,616	14,987	32,590	42,210
COSTS AND EXPENSES
Cost of products sold	8,581	13,015	26,406	36,808
Operating expenses	706	557	1,997	1,409
Depreciation, depletion and amortization	524	425	1,531	1,248
Selling, general and administrative	155	168	493	440
Total costs and expenses	9,966	14,165	30,427	39,905
OPERATING INCOME	650	822	2,163	2,305
OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(442)	(356)	(1,221)	(1,015)
Equity in earnings of unconsolidated affiliates	110	84	284	265
Gains (losses) on extinguishments of debt	(10)	2	(43)	2
Losses on interest rate derivatives	(64)	(25)	(14)	(73)
Gain on sale of AmeriGas common units	—	14	—	177
Other, net	31	(15)	55	(38)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	275	526	1,224	1,623
Income tax expense (benefit) from continuing operations	37	56	(7)	271
INCOME FROM CONTINUING OPERATIONS	238	470	1,231	1,352
Income from discontinued operations	—	—	—	66
NET INCOME	238	470	1,231	1,418
Less: Net income (loss) attributable to noncontrolling interest	(55)	282	356	898
NET INCOME ATTRIBUTABLE TO PARTNERS	293	188	875	520
General Partner’s interest in net income	1	—	2	1
Class D Unitholder’s interest in net income	1	—	2	1
Limited Partners’ interest in net income	$291	$188	$871	$518
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.28	$0.17	$0.81	$0.47
Diluted	$0.28	$0.17	$0.81	$0.47
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.28	$0.17	$0.81	$0.47
Diluted	$0.28	$0.17	$0.81	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$238	$470	$1,231	$1,418
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	—	—	6
Change in value of derivative instruments accounted for as cash flow hedges	—	3	1	(3)
Change in value of available-for-sale securities	(1)	1	(1)	1
Actuarial gain (loss) relating to pension and other postretirement benefit plans	—	(1)	45	(2)
Foreign currency translation adjustments	1	(1)	(1)	(3)
Change in other comprehensive income from unconsolidated affiliates	—	—	(2)	(6)
	—	2	42	(7)
Comprehensive income	238	472	1,273	1,411
Less: Comprehensive income (loss) attributable to noncontrolling interest	(57)	285	393	895
Comprehensive income attributable to partners	$295	$187	$880	$516

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2014	$(1)	$648	$22	$(5)	$21,650	$22,314
Distributions to partners	(2)	(786)	(2)	—	—	(790)
Distributions to noncontrolling interest	—	—	—	—	(1,712)	(1,712)
Subsidiary units issued	(1)	(481)	(1)	—	3,037	2,554
Conversion of Class D Units to ETE Common Units	—	7	(7)	—	—	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	7	—	51	58
Capital contributions received from noncontrolling interest	—	—	—	—	617	617
Units repurchased under buyback program	—	(1,064)	—	—	—	(1,064)
Acquisition of noncontrolling interest	—	—	—	—	(65)	(65)
Other comprehensive income, net of tax	—	—	—	5	37	42
Other, net	—	(120)	—	—	(17)	(137)
Net income	2	871	2	—	356	1,231
Balance, September 30, 2015	$(2)	$(925)	$21	$—	$23,954	$23,048

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,231	$1,418
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,531	1,248
Deferred income taxes	33	(66)
Amortization included in interest expense	(20)	(41)
Unit-based compensation expense	68	60
Gain on sale of AmeriGas common units	—	(177)
(Gains) losses on disposal of assets	(9)	13
(Gains) losses on extinguishments of debt	43	(2)
Inventory valuation adjustments	78	17
Equity in earnings of unconsolidated affiliates	(284)	(265)
Distributions from unconsolidated affiliates	263	224
Other non-cash	43	(42)
Cash flow in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(831)	120
Net cash provided by operating activities	2,146	2,507
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(502)	(1,794)
Cash proceeds from sale of noncontrolling interest in Rover Pipeline LLC to AE-Midco Rover, LLC	64	—
Cash paid for acquisition of a noncontrolling interest	(129)	—
Cash proceeds from the sale of AmeriGas common units	—	814
Capital expenditures, excluding allowance for equity funds used during construction	(6,688)	(3,714)
Contributions in aid of construction costs	27	34
Contributions to unconsolidated affiliates	(75)	(264)
Distributions from unconsolidated affiliates in excess of cumulative earnings	124	97
Proceeds from sale of discontinued operations	—	79
Proceeds from the sale of assets	23	22
Change in restricted cash	10	162
Other	(14)	(10)
Net cash used in investing activities	(7,160)	(4,574)
FINANCING ACTIVITIES
Proceeds from borrowings	19,791	12,044
Repayments of long-term debt	(14,107)	(8,342)
Subsidiary units issued for cash	2,554	1,881
Distributions to partners	(790)	(596)
Debt issuance costs	(65)	(61)
Distributions to noncontrolling interest	(1,712)	(1,359)
Capital contributions received from noncontrolling interest	583	19
Units repurchased under buyback program	(1,064)	(1,000)
Other, net	(4)	(1)
Net cash provided by financing activities	5,186	2,585
Increase in cash and cash equivalents	172	518
Cash and cash equivalents, beginning of period	847	590
Cash and cash equivalents, end of period	$1,019	$1,108

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
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Sunoco LP (see description of their respective operations below under “Business Operations” and ETP’s acquisition of Regency in Note 2);

•
Consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDRs in ETP, Sunoco LP and Regency (until ETP’s April 2015 acquisition); and

•	our wholly-owned subsidiary, Lake Charles LNG.
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 16 for stand-alone financial information apart from that of the consolidated partnership information included herein.
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

•
Regency OLP is a limited partnership engaged in the gathering and processing, compression, treating and transportation of natural gas; the gathering, transportation and terminalling of oil (crude and/or condensate, a lighter oil) received from producers; and the management of coal and natural resource properties in the United States. Regency OLP focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales.

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. Sunoco LP is a publicly traded Delaware limited partnership that distributes motor fuels to convenience stores and retail fuel outlets in Texas, New Mexico, Oklahoma, Kansas, Louisiana, Maryland, Virginia, Tennessee, Georgia and Hawaii and other commercial customers. Also in July 2015, Sunoco LP acquired 100% equity interest in Susser from ETP. Susser operates convenience stores in Texas, New Mexico and Oklahoma.

•
Lake Charles LNG operates a LNG import terminal, which has approximately 9.0 Bcf of above ground LNG storage capacity and re-gasification facilities on Louisiana’s Gulf Coast near Lake Charles, Louisiana. Lake Charles LNG is engaged in interstate commerce and is subject to the rules, regulations and accounting requirements of the FERC.

Subsequent to ETE’s acquisition of a controlling interest in Sunoco LP (see Note 2), our financial statements reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
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
Excise Taxes
The Partnership records the collection of taxes to be remitted to government authorities on a net basis except for ETP’s retail marketing operations, in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by the retail marketing operations were $793 million and $632 million for the three months ended September 30, 2015 and 2014, respectively, and $2.29 billion and $1.74 billion for the nine months ended September 30, 2015 and 2014, respectively.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP or Sunoco LP (excluding transactions with the Parent Company) as capital transactions.
Recent Accounting Pronouncement
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis.  Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities.  ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Partnership expects to adopt this standard for the year ending December 31, 2016, and we are currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.

2.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS
WMB Merger
In September 2015, ETE, ETC and WMB entered into a merger agreement. The merger agreement provides that WMB will be merged with and into ETC, with ETC surviving the merger. ETC is a recently formed limited partnership that will elect to be treated as a corporation for federal income tax purposes and would own the managing member interest in our general partner, and upon closing of a merger with WMB, would own limited partner interests in ETE. At the time of the merger, each issued and outstanding share of WMB common stock would be exchanged for (i) $8.00 in cash and 1.5274 common units representing limited partnership interests in ETC, (ii) 1.8716 ETC common shares, or (iii) $43.50 in cash.
The closing of the transaction is subject to customary conditions, including the receipt of approval of the merger from WMB’s stockholders and all required regulatory approvals, including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. ETE and WMB anticipate that the transaction will be completed in the first half of 2016.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of ETP merged with Regency, with Regency surviving as a wholly-owned subsidiary of ETP (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 ETP common units. ETP issued 172.2 million ETP common units to Regency unitholders, including 15.5 million units issued to subsidiaries of ETP. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new ETP Series A Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from ETP by a total of $320 million over a five-year period. The IDR subsidy will total $80 million for the year ending December 31, 2015 and $60 million per year for the following four years.

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
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid approximately $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at approximately $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) approximately 11 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into approximately 11 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and approximately 11 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed, transferred, assigned and conveyed its interests in Susser to one of its subsidiaries.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015.
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
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the previously announced pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast (the “Bakken Pipeline Project”). ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline Project as of the date of closing of the exchange transaction.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 include the results of operations for a marketing business that was sold effective April 1, 2014.

3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2015	2014
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$966	$399
Net gains (losses) from subsidiary common unit issuances	(483)	702
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$34	$—
Subsidiary issuances of common units in connection with Regency’s acquisitions	—	4,281
Subsidiary issuances of common units in connection with Susser Merger	—	1,312
Long-term debt assumed in Regency’s acquisitions	—	1,887
Long-term debt exchanged in Regency’s acquisitions	—	499

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Natural gas and NGLs	$426	$392
Crude oil	461	364
Refined products	348	392
Other	345	319
Total inventories	$1,580	$1,467
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements, and we discount the future cash flows accordingly, including the effects of credit risk. Level 3 inputs are unobservable. As of December 31, 2014, derivatives related to the Regency Series A Preferred Units were valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. Also on April 30, 2015, in connection with the Regency Merger, the Regency Series A Preferred Units were converted into the right to receive a preferred unit representing a limited partner interest in ETP (the ETP Preferred Units). During the nine months ended September 30, 2015, no transfers were made between any levels within the fair value hierarchy.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2015 was $34.57 billion and $36.35 billion, respectively. As of December 31, 2014, the aggregate fair value and carrying amount of our consolidated debt obligations was $31.68 billion and $30.66 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$22	$—	$22	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	4	4	—	—
Fixed Swaps/Futures	237	237	—	—
Forward Physical Swaps	2	—	2	—
Power:
Forwards	11	—	11	—
Futures	2	2	—	—
Natural Gas Liquids – Forwards/Swaps	57	57	—	—
Refined Products — Futures	28	28	—	—
Crude – Futures	1	1	—	—
Total commodity derivatives	347	334	13	—
Total assets	$369	$334	$35	$—
Liabilities:
Interest rate derivatives	$(183)	$—	$(183)	$—
Embedded derivatives in the ETP Preferred Units	(6)	—	—	(6)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—	—
Swing Swaps IFERC	(5)	(5)	—	—
Fixed Swaps/Futures	(189)	(189)	—	—
Power:
Forwards	(12)	—	(12)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(44)	(44)	—	—
Refined Products — Futures	(5)	(5)	—	—
Total commodity derivatives	(260)	(248)	(12)	—
Total liabilities	$(449)	$(248)	$(195)	$(6)

	Fair Value Measurements at December 31, 2014
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3	$—	$3	$—
Commodity derivatives:
Condensate — Forward Swaps	36	—	36	—
Natural Gas:
Basis Swaps IFERC/NYMEX	19	19	—	—
Swing Swaps IFERC	26	1	25	—
Fixed Swaps/Futures	566	541	25	—
Forward Physical Contracts	1	—	1	—
Power:
Forwards	3	—	3	—
Futures	4	4	—	—
Natural Gas Liquids — Forwards/Swaps	69	46	23	—
Refined Products — Futures	21	21	—	—
Total commodity derivatives	745	632	113	—
Total assets	$748	$632	$116	$—
Liabilities:
Interest rate derivatives	$(155)	$—	$(155)	$—
Embedded derivatives in the Regency Preferred Units	(16)	—	—	(16)
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—	—
Swing Swaps IFERC	(25)	(2)	(23)	—
Fixed Swaps/Futures	(490)	(490)	—	—
Power:
Forwards	(4)	—	(4)	—
Futures	(2)	(2)	—	—
Natural Gas Liquids — Forwards/Swaps	(32)	(32)	—	—
Refined Products — Futures	(7)	(7)	—	—
Total commodity derivatives	(578)	(551)	(27)	—
Total liabilities	$(749)	$(551)	$(182)	$(16)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2015.

Balance, December 31, 2014	$(16)
Net unrealized gains included in other income (expense)	10
Balance, September 30, 2015	$(6)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$238	$470	$1,231	$1,352
Less: Income (loss) from continuing operations attributable to noncontrolling interest	(55)	282	356	839
Income from continuing operations, net of noncontrolling interest	293	188	875	513
Less: General Partner’s interest in income from continuing operations	1	—	2	1
Less: Class D Unitholder’s interest in income from continuing operations	1	—	2	1
Income from continuing operations available to Limited Partners	$291	$188	$871	$511
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,052.5	1,077.5	1,068.9	1,093.2
Basic income from continuing operations per Limited Partner unit	$0.28	$0.17	$0.81	$0.47
Basic income from discontinued operations per Limited Partner unit	$0.00	$0.00	$0.00	$0.00
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$291	$188	$871	$511
Dilutive effect of equity-based compensation of subsidiaries and distributions to Class D Unitholder	(1)	(1)	(2)	(2)
Diluted income from continuing operations available to Limited Partners	$290	$187	$869	$509
Weighted average limited partner units	1,052.5	1,077.5	1,068.9	1,093.2
Dilutive effect of unconverted unit awards	1.6	2.2	1.6	2.0
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	1,054.1	1,079.7	1,070.5	1,095.2
Diluted income from continuing operations per Limited Partner unit	$0.28	$0.17	$0.81	$0.47
Diluted income from discontinued operations per Limited Partner unit	$0.00	$0.00	$0.00	$0.00

7.	DEBT OBLIGATIONS
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
In October 2015, ETE entered into an Amended and Restated Commitment Letter with a syndicate of 20 banks for a senior secured credit facility in an aggregate principal amount of $6.05 billion in order to fund the cash portion of the WMB Merger. Under the terms of the facility, the banks have committed to provide a 364-day secured loan that can be extended at ETE’s option for an additional year. The interest rate on the facility is capped at 5.5%.
Revolving Credit Facility
The Parent Company’s revolving credit facility has a capacity of $1.5 billion. As of September 30, 2015, there were $930 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $570 million.
Senior Notes
In May 2015, ETE issued $1 billion aggregate principal amount of its 5.5% senior notes maturing 2027.
The Parent Company currently has outstanding an aggregate of $1.19 billion in principal amount of 7.5% senior notes due 2020 and $1.15 billion in principal amount of 5.875% senior notes due 2024.
Subsidiary Indebtedness
ETP Senior Notes
In June 2015, ETP issued $650 million aggregate principal amount of 2.50% senior notes due June 2018, $350 million aggregate principal amount of 4.15% senior notes due October 2020, $1.0 billion aggregate principal amount of 4.75% senior notes due January 2026 and $1.0 billion aggregate principal amount of 6.125% senior notes due December 2045. ETP used the net proceeds of $2.98 billion from the offering to repay outstanding borrowings under the ETP Credit Facility, to fund growth capital expenditures and for general partnership purposes.
In March 2015, ETP issued $1.0 billion aggregate principal amount of 4.05% senior notes due March 2025, $500 million aggregate principal amount of 4.90% senior notes due March 2035, and $1.0 billion aggregate principal amount of 5.15% senior notes due March 2045. ETP used the $2.48 billion net proceeds from the offering to repay outstanding borrowings under the ETP Credit Facility, to fund growth capital expenditures and for general partnership purposes.
At the time of the Regency Merger, Regency had outstanding $5.1 billion principal amount of senior notes. On June 1, 2015, Regency redeemed all of the outstanding $499 million aggregate principal amount of its 8.375% senior notes due June 2019.
Panhandle previously agreed to fully and unconditionally guarantee (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023. On May 28, 2015, ETP entered into a supplemental indenture relating to the senior notes pursuant to which it became a co-obligor with respect to such payment obligations thereunder. Accordingly, pursuant to the terms of such supplemental indentures the Panhandle Guarantee was terminated.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations under the outstanding Regency senior notes.
On August 13, 2015, ETP redeemed in full the outstanding amount of the 2020 Notes and the 2021 Notes. The amount paid to redeem the 2020 Notes included a make whole premium of approximately $40 million and the amount paid to redeem the 2021 Notes included a make whole premium of approximately $24 million.
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
Subsidiary Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. As of September 30, 2015, the ETP Credit Facility had $665 million of outstanding borrowings.
Regency Credit Facility
The Regency Credit Facility allowed for borrowings of $2.5 billion and would have expired on November 25, 2019. On April 30, 2015, in connection with the Regency Merger, the Regency Credit Facility was paid off in full and terminated.
Sunoco Logistics Credit Facilities
In March 2015, Sunoco Logistics amended and restated its $1.5 billion unsecured credit facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2015, the Sunoco Logistics Credit Facility had $835 million of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2015, the Sunoco LP Credit Facility had $875 million of outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2015.

8.	REDEEMABLE NONCONTROLLING INTERESTS
The noncontrolling interest holders in one of Sunoco Logistics’ consolidated subsidiaries have the option to sell their interests to Sunoco Logistics. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on our consolidated balance sheets.

9.	EQUITY
ETE Common Unit Activity
The changes in ETE common units during the nine months ended September 30, 2015 were as follows:

Number of Units
Outstanding at December 31, 2014	1,077.5
Conversion of Class D Units to ETE common units	0.9
Repurchase of units under buyback program	(33.6)
Outstanding at September 30, 2015	1,044.8
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
During the nine months ended September 30, 2015, ETE repurchased approximately $1.06 billion of ETE common units under its $2.0 billion buyback program.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investments in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions during the nine months ended September 30, 2015, we recognized decreases in partners’ capital of $483 million.
ETP Common Unit Transactions
During the nine months ended September 30, 2015, ETP received proceeds of $775 million, net of commissions of $8 million, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of September 30, 2015, approximately $624 million of ETP common units remained available to be issued under an equity distribution agreement.
During the nine months ended September 30, 2015, distributions of $255 million were reinvested under ETP’s Distribution Reinvestment Plan resulting in the issuance of 5.0 million ETP common units. As of September 30, 2015, a total of 2.3 million ETP common units remain available to be issued under the existing registration statement in connection with ETP’s Distribution Reinvestment Plan.
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
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which would terminate upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years.
The impact of (i) the IDR subsidy adjustments and (ii) the ETP Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “ETP Quarterly Distributions of Available Cash.”

Regency Common Unit Transactions
For the nine months ended September 30, 2015, Regency received proceeds of $34 million from units issued pursuant to its equity distribution agreements, which proceeds were used for general partnership purposes. Regency did not issue any common units under the distribution agreement subsequent to April 30, 2015, the date the equity distribution agreement was terminated as a result of the merger with ETP.
Sunoco Logistics Common Unit Transactions
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. During the nine months ended September 30, 2015, Sunoco Logistics received proceeds of $645 million, net of commissions of $7 million, which were used for general partnership purposes.
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
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2014 (on a post-split basis):

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 19, 2015	$0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 13, 2015	$0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on ETP Class I Units.

Total Year
2015 (remainder)	$28
2016	137
2017	128
2018	105
2019	95

Regency Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Regency subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 13, 2015	$0.5025
ETP’s acquisition of Regency closed on April 30, 2015; therefore, no distributions in relation to the quarters ended March 31, 2015 or subsequent quarters will be paid by Regency.
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 9, 2015	February 13, 2015	$0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 17, 2015	February 27, 2015	$0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2015	December 31, 2014
Available-for-sale securities	$2	$3
Foreign currency translation adjustment	(4)	(3)
Net loss on commodity related hedges	—	(1)
Actuarial loss related to pensions and other postretirement benefits	(12)	(57)
Investments in unconsolidated affiliates, net	—	2
Subtotal	(14)	(56)
Amounts attributable to noncontrolling interest	14	51
Total AOCI, net of tax	$—	$(5)

10.	INCOME TAXES
For the three and nine months ended September 30, 2015, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three and nine months ended September 30, 2015 also reflect a benefit of $27 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP. For the three and nine months ended September 30, 2015, the Partnership’s income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015. Additionally, the Partnership recognized a net tax benefit of $7 million related to the settlement of the Southern Union 2004-2009 Internal Revenue Service (“IRS”) examination in July 2015. For the three and nine months ended September 30, 2014, the Partnership’s income tax expense from continuing operations included unfavorable income tax adjustments of $87 million related to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes.

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
Transwestern Rate Case
On October 1, 2014, Transwestern filed a general NGA Section 4 rate case pursuant to the 2011 settlement agreement with its shippers. On December 2, 2014, the FERC issued an order accepting and suspending the rates to be effective April 1, 2015, subject to refund, and setting a procedural schedule with a hearing scheduled in late 2015. On June 22, 2015, Transwestern filed a settlement with the FERC which resolved or provided for the resolution of all issues set for hearing in the case.  On October 15, 2015, the FERC issued an order approving the rate case settlement without condition.

FGT Rate Case
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. On November 28, 2014, the FERC issued an order accepting and suspending the rates to be effective no earlier than May 1, 2015, subject to refund.  On September 11, 2015, FGT filed a settlement with the FERC which resolved or provided for the resolution of all issues set for hearing in the case. The settlement is subject to FERC approval.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental expense(1)	$43	$31	$149	$90
Less: Sublease rental income	(4)	(9)	(16)	(27)
Rental expense, net	$39	$22	$133	$63

(1)
Includes contingent rentals totaling $9 million and $8 million for the three months ended September 30, 2015 and 2014 and $19 million and $17 million for the nine months ended September 30, 2015 and 2014 respectively.

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
Litigation Relating to the WMB Merger
Between October 5, 2015 and October 13, 2015, purported WMB stockholders filed four putative class action lawsuits in the Delaware Court of Chancery challenging the merger. The suits are captioned Greenwald v. The Williams Companies, Inc., C.A. No. 11573-CB, Ozaki v. Armstrong, C.A. No. 11574-CB; Blystone v. The Williams Companies, Inc., C.A. No. 11601-CB; and Glener v. The Williams Companies, Inc., C.A. No. 11606-CB. The complaints name as defendants the WMB Board (including, in the case of the Greenwald, Ozaki and Glener complaints, honorary director Joseph Williams), ETE, ETC, ETC GP, LE GP, and ETE GP (the “ETE defendants”), and, in the case of the Greenwald, Blystone and Glener actions, WMB. The complaints allege that the WMB Board has breached its fiduciary duties to WMB stockholders by agreeing to sell WMB through an unfair process and for an unfair price. The complaints also allege that the ETE defendants and, in the case of the Greenwald and Glener actions, WMB, have aided and abetted this purported breach of fiduciary duties. The plaintiffs seek, among other things, an injunction against the merger and an award of costs and attorneys’ fees. The defendants believe the allegations of the complaints are without merit.

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
On June 5, 2015, the Dieckman Lawsuit was dismissed. On July 23, 2015, the Blankman, Bazini, Hinnau, Weaver and Berlin Lawsuits were dismissed. On August 20, 2015, the Cooperman Lawsuit was dismissed. The Consolidated Federal Lawsuit was terminated once all named plaintiffs voluntarily dismissed.
Each of the remaining lawsuits is at a preliminary stage. We cannot predict the outcome of these or any other lawsuits that might be filed, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. ETP and the other defendants named in the lawsuits intend to defend vigorously against these and any other actions.
MTBE Litigation
Sunoco, Inc., along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater.  The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities.  The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices.  The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of September 30, 2015, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action, and one case by the City of Breaux Bridge in the USDC Western District of Louisiana. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. In August 2015, the State of Rhode Island served a Notice of Intent to Sue on Sunoco, Inc., and certain predecessors and subsidiaries. The State of Rhode Island alleges Sunoco, Inc. unlawfully released MTBE from underground storage tanks and failed to remediate MTBE contamination in violation of various state and federal regulations. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco, Inc. in these matters. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2015 and December 31, 2014, accruals of approximately $38 million and $37 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2015 or December 31, 2014 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of September 30, 2015, Sunoco, Inc. had been named as a PRP at approximately 52 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site.  Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2015	December 31, 2014
Current	$49	$41
Non-current	327	360
Total environmental liabilities	$376	$401
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
During the three months ended September 30, 2015 and 2014, Sunoco, Inc. recorded $9 million and $10 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2015 and 2014, Sunoco, Inc. recorded $27 million of expenditures related to environmental cleanup programs.

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

The following table details our outstanding commodity-related derivatives:

	September 30, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	2,750,700	2015-2016	(232,500)	2015
Basis Swaps IFERC/NYMEX (1)	32,677,500	2015-2016	(13,907,500)	2015-2016
Options – Calls	—	—	5,000,000	2015
Power (Megawatt):
Forwards	557,220	2015-2016	288,775	2015
Futures	(846,164)	2015-2016	(156,000)	2015
Options — Puts	(11,361)	2015	(72,000)	2015
Options — Calls	(55,618)	2015	198,556	2015
Crude (Bbls) — Futures	(140,000)	2015	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,872,500)	2015-2016	57,500	2015
Swing Swaps IFERC	73,757,500	2015-2016	46,150,000	2015
Fixed Swaps/Futures	(17,281,500)	2015-2016	(34,304,000)	2015-2016
Forward Physical Contracts	(1,537,218)	2015	(9,116,777)	2015
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(6,138,800)	2015-2016	(4,417,400)	2015-2016
Refined Products (Bbls) — Futures	(2,628,000)	2015-2016	13,745,755	2015
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	2016	(39,287,500)	2015
Fixed Swaps/Futures	(37,555,000)	2016	(39,287,500)	2015
Hedged Item — Inventory	37,555,000	2016	39,287,500	2015

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	September 30, 2015	December 31, 2014
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.40% and receive a floating rate	$—	$200
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
ETP	July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
ETP	December 2018	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
ETP	March 2019	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.42%	300	—
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. These forward-starting swaps matured in July 2015.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$18	$43	$(1)	$—
	18	43	(1)	—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$313	$617	$(243)	$(577)
Commodity derivatives	16	107	(16)	(23)
Interest rate derivatives	22	3	(183)	(155)
Embedded derivatives preferred units	—	—	(6)	(16)
	351	727	(448)	(771)
Total derivatives	$369	$770	$(449)	$(771)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives without offsetting agreements		$22	$3	$(189)	$(171)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	16	107	(16)	(23)
Broker cleared derivative contracts	Other current assets (liabilities)	331	660	(244)	(577)
Total gross derivatives		369	770	(449)	(771)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(10)	(19)	10	19
Counterparty netting	Other current assets (liabilities)	(244)	(577)	244	577
Total net derivatives		$115	$174	$(195)	$(175)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$3	$1	$(3)
Total	$—	$3	$1	$(3)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$—	$—	$(6)
Total		$—	$—	$—	$(6)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(1)	$1	$7	$(5)
Total		$(1)	$1	$7	$(5)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(2)	$(4)	$(10)	$(2)
Commodity derivatives – Non-trading	Cost of products sold	48	52	—	9
Interest rate derivatives	Gains (losses) on interest rate derivatives	(64)	(25)	(14)	(73)
Embedded derivatives	Other income (expense)	6	(1)	10	(11)
Total		$(12)	$22	$(14)	$(77)

13.	RELATED PARTY TRANSACTIONS
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
In addition, ETE recorded sales with affiliates of $45 million and $251 million during the three and nine months ended September 30, 2015, respectively, and $261 million and $951 million during the three and nine months ended September 30, 2014, respectively.

14.	OTHER INFORMATION
The tables below present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2015	December 31, 2014
Deposits paid to vendors	$99	$65
Deferred income taxes	12	14
Income taxes receivable	99	17
Prepaid expenses and other	212	205
Total other current assets	$422	$301
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Interest payable	$508	$440
Customer advances and deposits	125	103
Accrued capital expenditures	821	673
Accrued wages and benefits	200	233
Taxes payable other than income taxes	202	236
Income taxes payable	4	54
Deferred income taxes	99	99
Other	473	363
Total accrued and other current liabilities	$2,432	$2,201

15.	REPORTABLE SEGMENTS
Subsequent to ETE’s acquisition of a controlling interest in Sunoco LP, our financial statements reflect the following reportable business segments:
•Investment in ETP, including the consolidated operations of ETP;
•Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
ETP completed its acquisition of Regency in April 2015; therefore, the Investment in ETP segment amounts have been retrospectively adjusted to reflect Regency for the periods presented.
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC and Susser for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, and a continuing investment in Sunoco LP the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
Related party transactions among our segments are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership and amounts for less than wholly owned subsidiaries based on 100% of the subsidiaries’ results of operations. Based on the change in our reportable segments we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Adjusted EBITDA:
Investment in ETP	$1,500	$1,451	$4,354	$4,182
Investment in Sunoco LP	228	45	460	45
Investment in Lake Charles LNG	49	51	147	146
Corporate and Other	(26)	(18)	(74)	(73)
Adjustments and Eliminations	(251)	(58)	(484)	(14)
Total	1,500	1,471	4,403	4,286
Depreciation, depletion and amortization	(524)	(425)	(1,531)	(1,248)
Interest expense, net of interest capitalized	(442)	(356)	(1,221)	(1,015)
Gain on sale of AmeriGas common units	—	14	—	177
Losses on interest rate derivatives	(64)	(25)	(14)	(73)
Non-cash unit-based compensation expense	(20)	(20)	(68)	(60)
Unrealized losses on commodity risk management activities	46	32	(73)	(11)
Gains (losses) on extinguishments of debt	(10)	2	(43)	2
Inventory valuation adjustments	(228)	(51)	(78)	(17)
Equity in earnings of unconsolidated affiliates	110	84	284	265
Adjusted EBITDA related to unconsolidated affiliates	(126)	(183)	(487)	(583)
Adjusted EBITDA related to discontinued operations	—	—	—	(27)
Other, net	33	(17)	52	(73)
Income from continuing operations before income tax expense	$275	$526	$1,224	$1,623

	September 30, 2015	December 31, 2014
Assets:
Investment in ETP	$64,145	$62,674
Investment in Sunoco LP	6,180	6,161
Investment in Lake Charles LNG	1,331	1,210
Corporate and Other	727	1,153
Adjustments and Eliminations	(2,215)	(6,729)
Total assets	$70,168	$64,469

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Investment in ETP:
Revenues from external customers	$6,549	$14,933	$28,415	$42,048
Intersegment revenues	52	—	52	—
	6,601	14,933	28,467	42,048
Investment in Sunoco LP:
Revenues from external customers	3,989	897	11,797	897
Intersegment revenues	498	874	1,464	874
	4,487	1,771	13,261	1,771
Investment in Lake Charles LNG:
Revenues from external customers	54	55	162	162

Adjustments and Eliminations	(526)	(1,772)	(9,300)	(1,771)
Total revenues	$10,616	$14,987	$32,590	$42,210
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intrastate Transportation and Storage	$477	$557	$1,504	$2,069
Interstate Transportation and Storage	245	254	755	794
Midstream	543	1,358	2,067	3,707
Liquids Transportation and Services	779	1,148	2,366	2,807
Investment in Sunoco Logistics	2,379	4,862	8,026	14,080
Retail Marketing	1,362	5,985	11,701	16,561
All Other	816	769	2,048	2,030
Total revenues	6,601	14,933	28,467	42,048
Less: Intersegment revenues	52	—	52	—
Revenues from external customers	$6,549	$14,933	$28,415	$42,048
Investment in Sunoco LP
Sunoco LP’s revenues for all periods presented were primarily related to motor fuel sales.
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

16.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$69	$2
Accounts receivable from related companies	30	14
Other current assets	—	1
Total current assets	99	17
Property, plant and equipment, net	15	—
Advances to and investments in unconsolidated affiliates	5,760	5,390
Intangible assets, net	7	10
Goodwill	9	9
Other non-current assets, net	51	46
Total assets	$5,941	$5,472
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable to related companies	$134	$11
Interest payable	85	58
Accrued and other current liabilities	3	3
Total current liabilities	222	72
Long-term debt, less current maturities	6,439	4,680
Note payable to affiliate	184	54
Other non-current liabilities	2	2
Commitments and contingencies
Partners’ capital:
General Partner	(2)	(1)
Limited Partners:
Common Unitholders	(925)	648
Class D Units	21	22
Accumulated other comprehensive loss	—	(5)
Total partners’ capital	(906)	664
Total liabilities and partners’ capital	$5,941	$5,472

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(24)	$(20)	$(81)	$(83)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(81)	(57)	(214)	(147)
Equity in earnings of unconsolidated affiliates	403	269	1,174	756
Other, net	(4)	(2)	(3)	(4)
INCOME BEFORE INCOME TAXES	294	190	876	522
Income tax benefit	1	2	1	2
NET INCOME	293	188	875	520
General Partner’s interest in net income	1	—	2	1
Class D Unitholder’s interest in net income	1	—	2	1
Limited Partners’ interest in net income	$291	$188	$871	$518

(1)	Includes management fees paid by ETE to ETP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$874	$704
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	(817)	—
Distributions from unconsolidated affiliates	4	—
Contributions to unconsolidated affiliate	—	(30)
Capital expenditures	(15)	—
Purchase of additional interest in Regency	—	(800)
Cash received from affiliate	—	—
Net cash used in investing activities	(828)	(830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,672	2,820
Principal payments on debt	(1,915)	(1,082)
Proceeds from affiliate	129	—
Distributions to partners	(790)	(596)
Units repurchased under buyback program	(1,064)	(1,000)
Debt issuance costs	(11)	(15)
Net cash provided by (used in) financing activities	21	127
INCREASE IN CASH AND CASH EQUIVALENTS	67	1
CASH AND CASH EQUIVALENTS, beginning of period	2	8
CASH AND CASH EQUIVALENTS, end of period	$69	$9

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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
We directly and indirectly own equity interests in entities that are engaged in diversified energy-related services. Subsequent to the Susser exchange and the Sunoco LP general partner and IDR exchange, as discussed below, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as the following:

	ETP	Sunoco LP	Sunoco Logistics
Units held by ETE and its wholly-owned subsidiaries:
Common units	2.6	—	—
ETP Class H units	81.0	—	—

Units held by ETP and less than wholly-owned subsidiaries:
Common units	—	37.8	67.1
Class A units	—	11.0	—
We also own 0.1% of the general partner interests and IDRs of Sunoco Logistics, while ETP owns the remaining general partner interests and IDRs. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
Subsequent to the Sunoco LP Exchange, our reportable segments are as follows:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Sunoco LP; including the consolidated operations of Sunoco LP;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG, and;

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.

RECENT DEVELOPMENTS
WMB Merger
In September 2015, ETE, ETC and WMB entered into a merger agreement. The merger agreement provides that WMB will be merged with and into ETC, with ETC surviving the merger. ETC is a recently formed limited partnership that will elect to be treated as a corporation for federal income tax purposes and would own the managing member interest in our general partner, and upon closing of a merger with WMB, would own limited partner interest in ETE. At the time of the merger, each issued and outstanding share of WMB common stock would be exchanged for (i) $8.00 in cash and 1.5274 common units representing limited partnership interests in ETC, (ii) 1.8716 ETC common shares, or (iii) $43.50 in cash.
The closing of the transaction is subject to customary conditions, including the receipt of approval of the merger from WMB’s stockholders and all required regulatory approvals, including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. ETE and WMB anticipate that the transaction will be completed in the first half of 2016.
Sunoco LP
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid approximately $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at approximately $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) approximately 11 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into approximately 11 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and approximately 11 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed, transferred, assigned and conveyed its interests in Susser to one of its subsidiaries.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of ETP merged with Regency, with Regency surviving as a wholly-owned subsidiary of ETP (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 ETP common units. ETP issued 172.2 million ETP common units to Regency unitholders, including 15.5 million units issued to subsidiaries of ETP. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new ETP Series A Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from ETP by a total of $320 million over a five-year period. The IDR subsidy will total $80 million for the year ending December 31, 2015 and $60 million per year for the following four years.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.
Bakken Pipeline
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the previously announced pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast (the “Bakken Pipeline Project”). ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement of the for its proportionate share of the total cash contributions made in the Bakken Pipeline Project as of the date of closing of the exchange transaction.

ETE Unit Repurchase
During the nine months ended September 30, 2015, ETE repurchased approximately $1.06 billion of ETE common units under its $2.0 billion buyback program.
Quarterly Cash Distribution Increase
In October 2015, ETE announced an increase in its quarterly distribution to $0.285 per unit ($1.14 annualized on a post-split basis) on ETE common units for the quarter ended September 30, 2015.
Results of Operations
We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries based on 100% of the subsidiaries’ results of operations.
Based on the change in our reportable segments, we have adjusted the presentation of our segment results for the prior years to be consistent with the current year presentation. ETP completed its acquisition of Regency in April 2015; therefore, the Investment in ETP segment amounts have been retrospectively adjusted to reflect Regency for the periods presented.
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC and Susser for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, and a continuing investment in Sunoco LP the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,500	$1,451	$49	$4,354	$4,182	$172
Investment in Sunoco LP	228	45	183	460	45	415
Investment in Lake Charles LNG	49	51	(2)	147	146	1
Corporate and Other	(26)	(18)	(8)	(74)	(73)	(1)
Adjustments and Eliminations	(251)	(58)	(193)	(484)	(14)	(470)
Total	1,500	1,471	29	4,403	4,286	117
Depreciation, depletion and amortization	(524)	(425)	(99)	(1,531)	(1,248)	(283)
Interest expense, net of interest capitalized	(442)	(356)	(86)	(1,221)	(1,015)	(206)
Gain on sale of AmeriGas common units	—	14	(14)	—	177	(177)
Losses on interest rate derivatives	(64)	(25)	(39)	(14)	(73)	59
Non-cash unit-based compensation expense	(20)	(20)	—	(68)	(60)	(8)
Unrealized gains (losses) on commodity risk management activities	46	32	14	(73)	(11)	(62)
Gains (losses) on extinguishments of debt	(10)	2	(12)	(43)	2	(45)
Inventory valuation adjustments	(228)	(51)	(177)	(78)	(17)	(61)
Equity in earnings of unconsolidated affiliates	110	84	26	284	265	19
Adjusted EBITDA related to unconsolidated affiliates	(126)	(183)	57	(487)	(583)	96
Adjusted EBITDA related to discontinued operations	—	—	—	—	(27)	27
Other, net	33	(17)	50	52	(73)	125
Income from continuing operations before income tax expense	275	526	(251)	1,224	1,623	(399)
Income tax expense (benefit) from continuing operations	37	56	(19)	(7)	271	(278)
Income from continuing operations	238	470	(232)	1,231	1,352	(121)
Income from discontinued operations	—	—	—	—	66	(66)
Net income	$238	$470	$(232)	$1,231	$1,418	$(187)
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three and nine months ended September 30, 2015 compared to the same periods last year increased primarily due to additional depreciation and amortization from assets recently placed in service and recent acquisitions by ETP.

Interest Expense, Net of Interest Capitalized. Interest expense for the three and nine months ended September 30, 2015 increased primarily due to the following:

•	an increase of $34 million and $111 million, respectively, of expense recognized by ETP primarily due to recent issuances of senior notes;

•	an increase of $25 million and $54 million, respectively, of expense recognized by Sunoco LP primarily due to partial periods recognized in 2014; and

•	an increase of $24 million and $67 million, respectively, of expense recognized by the Parent Company primarily related to recent issuances of senior notes.
Gain on Sale of AmeriGas Common Units. In January 2014 and June 2014, ETP recognized gains on the sales of 9.2 million and 8.5 million AmeriGas common units that were originally received in connection with the contribution of ETP’s propane business to AmeriGas in 2012. As of September 30, 2015, ETP’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the three and nine months ended September 30, 2015 and 2014 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three and nine months ended September 30, 2015 and 2014, for the inventory associated with Sunoco LP, Sunoco Logistics and ETP’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC, MEP and Citrus.
Adjusted EBITDA Related to Discontinued Operations. The amount reflected for the nine months ended September 30, 2014 reflect the results of a marketing business that was sold by ETP effective April 1, 2014.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs and other income and expense amounts.
Income Tax Expense (Benefit) From Continuing Operations. For the three and nine months ended September 30, 2015, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three and nine months ended September 30, 2015 also reflect a benefit of $27 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP. For the three and nine months ended September 30, 2015, the Partnership’s income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015. Additionally, the Partnership recognized a net tax benefit of $7 million related to the settlement of the Southern Union 2004-2009 Internal Revenue Service (“IRS”) examination in July 2015. For the three and nine months ended September 30, 2014, the Partnership’s income tax expense from continuing operations included unfavorable income tax adjustments of $87 million related to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes.

Segment Operating Results
Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$6,601	$14,933	$(8,332)	$28,467	$42,048	$(13,581)
Cost of products sold	4,925	13,014	(8,089)	22,750	36,808	(14,058)
Gross margin	1,676	1,919	(243)	5,717	5,240	477
Unrealized (gains) losses on commodity risk management activities	(47)	(32)	(15)	72	1	71
Operating expenses, excluding non-cash compensation expense	(534)	(549)	15	(1,803)	(1,381)	(422)
Selling, general and administrative, excluding non-cash compensation expense	(99)	(140)	41	(386)	(362)	(24)
Inventory valuation adjustments	134	51	83	(16)	17	(33)
Adjusted EBITDA related to unconsolidated affiliates	350	184	166	711	584	127
Adjusted EBITDA related to discontinued operations	—	—	—	—	27	(27)
Other	20	18	2	59	56	3
Segment Adjusted EBITDA	$1,500	$1,451	$49	$4,354	$4,182	$172
Segment Adjusted EBITDA. For the three months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•	an increase of $43 million from Sunoco Logistics due to:

◦	an increase of $35 million from Sunoco Logistics’ terminal facilities, primarily attributable to NGL contributions at Sunoco Logistics’ Nederland terminal and Marcus Hook Industrial Complex;

◦
an increase of $37 million from Sunoco Logistics’ products pipelines, primarily attributable to higher average pipeline revenue per barrel of $21 million and increased throughput volumes of $15 million primarily related to the Mariner NGL and Allegheny Access pipeline projects;

◦
an increase of $38 million from Sunoco Logistics’ crude oil pipelines, primarily due to increased volumes of $12 million and higher average pipeline revenue per barrel of $25 million largely related to the Permian Express 2 pipeline that commenced operations in July 2015; offset by

◦
a decrease of $67 million from Sunoco Logistics’ crude oil acquisition and marketing activities, primarily attributable to lower gross profit per barrel purchased as a result of narrowing crude oil differentials compared to the prior period;

•
an increase of $25 million in ETP’s Adjusted EBITDA attributable to its unconsolidated affiliate, PES, due to higher earnings driven by stronger refining crack spreads. Adjusted EBITDA reflected in the table above also reflects $134 million from ETP’s investment in Sunoco LP during the three months ended September 30, 2015, subsequent to ETP’s deconsolidation of Sunoco LP upon the exchange of the general partner and IDRs in July 2015; ETP’s earnings from its investment in Sunoco LP are eliminated in our consolidated results;

•
an increase of $29 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of West Texas on the Lone Star Gateway pipeline system and processing plants in Southeast Texas and in the Eagle Ford Shale region, as a result of the ramp-up of Lone Star’s second fractionator at Mont Belvieu commissioned in October 2013; offset by

•	a decrease of $61 million in ETP’s midstream operations primarily due to lower commodity prices.

For the nine months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•	an increase of $102 million from Sunoco Logistics due to:

◦
an increase of $93 million from Sunoco Logistics’ products pipelines, primarily attributable to higher average pipeline revenue per barrel of $53 million and increased throughput volumes of $42 million primarily related to the Mariner NGL and Allegheny Access pipeline projects;

◦	an increase of $44 million from Sunoco Logistics’ terminal facilities, primarily attributable to NGL contributions at Sunoco Logistics’ Nederland terminal and Marcus Hook Industrial Complex;

◦
an increase of $25 million from Sunoco Logistics’ crude oil pipelines, primarily due to increased volumes of $20 million and higher average pipeline revenue per barrel of $17 million largely related to the Permian Express 2 pipeline that commenced operations in July 2015, partially offset by increased operating expenses; offset by

◦
a decrease of $60 million from Sunoco Logistics’ crude oil acquisition and marketing activities, primarily attributable to lower gross profit per barrel purchased as a result of narrowing crude oil differentials compared to the prior period; and

•
an increase of $77 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of West Texas on the Lone Star Gateway pipeline system, as well as increased processing and fractionation margin of $35 million due to the commissioning of the Mariner South LPG export project during February 2015;

•
an increase of $28 million in ETP’s midstream operations, primarily due to higher fee-based revenues resulting from increased production and increased capacity from assets recently placed in service in the Marcellus Shale, Eagle Ford Shale, Permian Basin and Cotton Valley, as well as the recent acquisitions of Eagle Rock and PVR midstream assets;

•	an increase of $28 million in ETP’s retail marketing operations, primarily due to the impacts of recent acquisitions, including the acquisition of Susser in August 2014; offset by

•
a decrease of $33 million in ETP’s interstate transportation and storage operations, primarily due to lower revenues of $21 million as a result of higher basis differentials in 2014 driven by colder weather, lower revenues of $8 million due to the expiration of a transportation rate schedule on the Transwestern pipeline, lower revenues of $7 million due to a managed contract roll off to facilitate the transfer of a line from Trunkline to an affiliate for its conversion from natural gas to crude oil service, and lower gas sales of $5 million on Transwestern as a result of lower sales prices in 2015. These decreases were partially offset by sales of capacity on the Panhandle and Transwestern pipelines at higher rates; and

•	a decrease in Adjusted EBITDA related to discontinued operations of $27 million related to a marketing business that was sold effective April 1, 2014.
Unrealized Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and nine months ended September 30, 2015 compared to the same periods last year, the changes included $16 million and $95 million of increases in unrealized losses related to derivatives of inventory adjustments of ETP’s midstream operations, partially offset by changes of $5 million and $28 million, respectively, related to ETP’s intrastate transportation and storage services. For the nine months ended September 30, 2015, the remainder of the change was primarily related to Sunoco Logistics.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the nine months ended September 30, 2015 compared to the same periods last year, ETP’s operating expenses increased primarily as a result of recent acquisitions. ETP had an increase of $257 million in ETP’s retail marketing operations, primarily due to recent acquisitions, and an increase of $108 million in ETP’s midstream operations, primarily due to assets recently placed in service and Regency’s acquisition of Eagle Rock midstream assets in 2014.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2015 compared to the same period last year, ETP’s selling, general and administrative expenses increased primarily as a result of recent acquisitions by ETP’s retail marketing operations.
Inventory Valuation Adjustments.  Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics and ETP’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three and nine months ending September 30, 2015 increased compared to the same period last year primarily due to $134 million of adjusted EBITDA related to Sunoco LP, which is an equity method investment subsequent to July 1, 2015 as a result of ETP’s deconsolidation.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$4,487	$1,771	$2,716	$13,261	$1,771	$11,490
Cost of products sold	4,106	1,705	2,401	12,136	1,705	10,431
Gross margin	381	66	315	1,125	66	1,059
Operating expenses, excluding non-cash compensation expense	(206)	(58)	(148)	(571)	(58)	(513)
Selling, general and administrative, excluding non-cash compensation expense	(43)	(11)	(32)	(131)	(11)	(120)
Inventory fair value adjustments	95	48	47	34	48	(14)
Unrealized losses on commodity risk management activities	1	—	1	3	—	3
Segment Adjusted EBITDA	$228	$45	$183	$460	$45	$415
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. Sunoco LP obtained control of MACS in October 2014, Sunoco, LLC in April 2015, and Susser in July 2015. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning August 29, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include MACS, Sunoco, LLC and Susser beginning August 29, 2014. MACS, Sunoco, LLC and Susser were also consolidated by ETP until October 2014, April 2015 and July 2015, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the respective periods in 2014 and 2015. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC and Susser for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
Segment Adjusted EBITDA. The increase in Segment Adjusted EBITDA for the three and nine months ended September 30, 2015 compared to the same periods in the prior year is primarily due to the presentation of only a partial period of results for Sunoco LP in 2014, as discussed above. In addition, Sunoco LP completed the acquisition of Aloha in December 2014, which contributed $124 million and $374 million to revenue for the three and nine months ended September 30, 2015, respectively.
Investment in Lake Charles LNG

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$54	$55	$(1)	$162	$162	$—
Operating expenses, excluding non-cash compensation expense	(4)	(5)	1	(12)	(13)	1
Selling, general and administrative, excluding non-cash compensation expense	(1)	(1)	—	(3)	(4)	1
Other	—	2	(2)	—	1	(1)
Segment Adjusted EBITDA	$49	$51	$(2)	$147	$146	$1
Lake Charles LNG derives all of its revenue from a long-term contract with BG Group plc.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP and cash flows from the operations of Lake Charles LNG. The amount of cash that our subsidiaries distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below. In connection with previous transactions, we have relinquished a portion of incentive distributions to be received.
The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company currently expects to fund its short-term needs for such items with its distributions from ETP, Sunoco LP and Lake Charles LNG. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its unitholders on a quarterly basis.
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
ETP currently expects capital expenditures (net of contributions in aid of construction costs) for the full year 2015 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$125	$150	$30	$35
Interstate transportation and storage(2)	700	750	130	140
Midstream	2,100	2,200	90	110
Liquids transportation and services:
NGL	1,550	1,600	20	25
Crude(2)	700	750	—	—
Retail marketing(3)	210	240	50	60
All other (including eliminations)	320	360	25	35
Total direct capital expenditures	5,705	6,050	345	405
Indirect(1):
Investment in Sunoco Logistics	2,400	2,600	65	75
Investment in Sunoco LP(4)	80	85	5	10
Total indirect capital expenditures	2,480	2,685	70	85
Total projected capital expenditures	$8,185	$8,735	$415	$490

(1)	Indirect capital expenditures comprise those funded by ETP’s publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes capital expenditures related to ETP’s proportionate ownership of the Bakken and Rover pipeline projects.

(3)	ETP’s retail marketing operations include ETP’s wholly-owned retail marketing operations.

(4)	ETP’s Investment in Sunoco LP includes capital expenditures for the period prior to ETP’s deconsolidation of Sunoco LP on July 1, 2015.

Sunoco Logistics expects total growth capital expenditures of approximately $2.5 billion in 2016, and we expect to publicly announce expected 2016 capital expenditures for ETP’s other operations prior to filing of ETP’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Sunoco LP
Sunoco LP’s ability to satisfy its obligations and pay distributions to its unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the control of Sunoco LP’s management.
Sunoco LP currently expects its capital expenditures (net of contributions in aid of construction costs) for the six months ending December 31, 2015 to be between $140 million and $175 million for growth capital expenditures and between $40 million and $45 million for maintenance capital expenditures.
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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash unit-based compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from the construction and acquisition of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchases and sales of inventories, and the timing of advances and deposits received from customers.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash provided by operating activities during 2015 was $2.15 billion as compared to $2.51 billion for 2014. Net income was $1.23 billion and $1.42 billion for 2015 and 2014, respectively. The difference between net income and the net cash provided by operating activities for the nine months ended September 30, 2015 primarily consisted of net changes in operating assets and liabilities of $831 million and non-cash items totaling $1.48 billion.
The non-cash activity in 2015 and 2014 consisted primarily of depreciation, depletion and amortization of $1.53 billion and $1.25 billion, respectively, unit-based compensation expense of $68 million and $60 million, respectively, and equity in earnings of unconsolidated affiliates of $284 million and $265 million, respectively. Non-cash activity in 2014 also included deferred income taxes of $66 million and a gain on the sale of AmeriGas common units of $177 million.
Cash paid for interest, net of interest capitalized, was $1.29 billion and $1.06 billion for the nine months ended September 30, 2015 and 2014, respectively.
Capitalized interest was $108 million and $70 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash used in investing activities during 2015 was $7.16 billion as compared to $4.57 billion for 2014. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 were $6.66 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2014 of $3.68 billion. During the nine months ended September 30, 2015, we paid cash for acquisitions of $502 million, we paid $129 million for the purchase of noncontrolling interest and we received $64 million in proceeds from the sale of noncontrolling interest. Additionally, during 2014, we paid cash for acquisitions of $1.79 billion and received proceeds of $814 million from sales of AmeriGas common units.
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
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash provided by financing activities during 2015 was $5.19 billion as compared to $2.59 billion for 2014. In 2015, ETP received $1.03 billion in net proceeds from offerings of their common units as compared to $1.13 billion in 2014. Also in 2015, Sunoco Logistics received $1.27 billion in net proceeds from offerings of their common units. During 2015, we had a consolidated net increase in our debt level of $5.68 billion as compared to a net increase of $3.70 billion for 2014. We have paid distributions of $790 million and $596 million to our partners in 2015 and in 2014, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $1.71 billion and $1.36 billion in 2015 and 2014, respectively. We also paid $1.06 billion and $1.00 billion to repurchase common units under our buyback programs during the nine months ended September 30, 2015 and 2014, respectively.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2015	December 31, 2014
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	—
ETE Senior Secured Term Loan due December 2019	2,190	1,400
ETE Senior Secured Revolving Credit Facility due December 2018	930	940
Subsidiary Indebtedness:
ETP Senior Notes	19,440	10,890
Regency Senior Notes (1)	—	5,089
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	715
Sunoco Logistics Senior Notes (2)	3,975	3,975
Sunoco LP Senior Notes	1,400	—
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	665	570
Regency $2.5 billion Revolving Credit Facility due November 2019(3)	—	1,504
Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility due April 2015(4)	—	35
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	835	150
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	875	683
Other long-term debt	214	223
Unamortized premiums, net of discounts and fair value adjustments	154	283
Total	36,347	30,661
Less: Current maturities of long-term debt	15	1,008
Long-term debt and notes payable, less current maturities	$36,332	$29,653

(1)	As discussed below, the Regency senior notes were redeemed and/or assumed by ETP.

(2)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of September 30, 2015 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

(3)	On April 30, 2015, in connection with the Regency Merger, the Regency Credit Facility was paid off in full and terminated.

(4)	Sunoco Logistics’ subsidiary $35 million revolving credit facility matured in April 2015 and was repaid with borrowings under the Sunoco Logistics $2.50 billion revolving credit facility.
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
In October 2015, ETE entered into an Amended and Restated Commitment Letter with a syndicate of 20 banks for a senior secured credit facility in an aggregate principal amount of $6.05 billion in order to fund the cash portion of the WMB Merger. Under the terms of the facility, the banks have committed to provide a 364-day secured loan that can be extended at ETE’s option for an additional year. The interest rate on the facility is capped at 5.5%.
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
At the time of the Regency Merger, Regency had outstanding $5.1 billion principal amount of senior notes. On June 1, 2015, Regency redeemed all of the outstanding $499 million aggregate principal amount of its 8.375% senior notes due June 2019.
Panhandle previously agreed to fully and unconditionally guarantee (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023. On May 28, 2015, ETP entered into a supplemental indenture relating to the senior notes pursuant to which it became a co-obligor with respect to such payment obligations thereunder. Accordingly, pursuant to the terms of such supplemental indentures the Panhandle Guarantee was terminated.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations under the outstanding Regency senior notes.
On August 13, 2015, ETP redeemed in full the outstanding amount of the 2020 Notes and the 2021 Notes. The amount paid to redeem the 2020 Notes included a make whole premium of approximately $40 million and the amount paid to redeem the 2021 Notes included a make whole premium of approximately $24 million.
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
As of September 30, 2015, we had $930 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $570 million.

ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2015, the ETP Credit Facility had $665 million of outstanding borrowings.
Regency Credit Facility
The Regency Credit Facility allowed for borrowings of $2.5 billion and would have expired on November 25, 2019. On April 30, 2015, in connection with the Regency Merger, the Regency Credit Facility was paid off in full and terminated.
Sunoco Logistics Credit Facilities
In March 2015, Sunoco Logistics amended and restated its $1.5 billion unsecured credit facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2015, the Sunoco Logistics Credit Facility had $835 million of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2015, the Sunoco LP Credit Facility had $875 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2015.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2014 (on a post-split basis):

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2014	February 6, 2015	February 19, 2015	$0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850

The total amounts of distributions declared and/or paid during the nine months ended September 30, 2015 and 2014 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Limited Partners	$841	$624
General Partner interest	2	2
Class D units	2	2
Total Parent Company distributions	$845	$628
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions historically has been primarily generated from its direct and indirect interests in ETP and Regency. Lake Charles LNG also contributes to the Parent Company’s cash available for distributions.
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
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2015	2014
Distributions from ETP:
Limited Partner interests	$51	$88
Class H Units	186	159
General Partner interest	23	16
IDRs	937	546
IDR relinquishments net of Class I Unit distributions	(83)	(182)
Total distributions from ETP	1,114	627
Distributions from Regency (1)	—	95
Distributions from Sunoco LP (2)	8	—
Total distributions received from subsidiaries	$1,122	$722

(1)
ETP’s acquisition of Regency closed on April 30, 2015; therefore, no distributions in relation to the quarter ended March 31, 2015 or subsequent quarters were paid by Regency. Instead, distributions from ETP include distributions on the limited partner interests received by ETE as consideration in ETP’s acquisition of Regency.

(2)	Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP.

In connection with transactions previous transactions, including the Regency Merger and Sunoco LP general partner and IDR exchange, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on ETP Class I Units.

Total Year
2015 (remainder)	$28
2016	137
2017	128
2018	105
2019	95
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2014	February 6, 2015	February 13, 2015	$0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
The total amounts of ETP distributions declared during the nine months ended September 30, 2015 and 2014 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Limited Partners:
Common Units	$1,509	$946
Class H Units	186	159
General Partner interest	23	16
IDRs	937	546
IDR relinquishments net of Class I Unit distributions	(83)	(182)
Total ETP distributions	$2,572	$1,485
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

The total amounts of Regency distributions declared and/or paid during the nine months ended September 30, 2015 and 2014 were as follows (all from Regency’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Limited Partners	$—	$567
General Partner interest	—	4
IDRs	—	23
IDR relinquishment related to previous transaction	—	(2)
Total Regency distributions	$—	$592
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2014	February 9, 2015	February 13, 2015	$0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
The total amounts of Sunoco Logistics distributions declared and/or paid during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Limited Partners:
Common units held by public	$245	$160
Common units held by ETP	88	73
General Partner interest held by ETP	9	7
Incentive distribution rights held by ETP	198	124
Total distributions declared	$540	$364
Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2014	February 17, 2015	February 27, 2015	$0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454

The total amounts of Sunoco LP distributions declared during the periods presented were as follows (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

Nine Months Ended September 30, 2015
Limited Partners:
Common units held by public	$50
Common and subordinated units held by ETP(1)	49
Incentive distributions(2)	13
Total distributions declared	$112

(1)	Includes Sunoco LP units issued to ETP in connection with Sunoco LP’s acquisition of Susser from ETP in July 2015.

(2)
The Sunoco LP IDRs were held by ETP until July 2015, at which time the IDRs were exchanged with ETE. The total incentive distributions from Sunoco LP for the nine months ended September 30, 2015 include $5 million to ETP and $8 million to ETE related to the respective periods during which each held the IDRs.

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

	September 30, 2015			December 31, 2014
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	2,750,700	$(1)	$1	(232,500)	$(1)	$—
Basis Swaps IFERC/NYMEX (1)	32,677,500	1	—	(13,907,500)	—	—
Options – Calls	—	—	—	5,000,000	—	—
Power (Megawatt):
Forwards	557,220	—	2	288,775	—	1
Futures	(846,164)	1	1	(156,000)	2	—
Options — Puts	(11,361)	—	—	(72,000)	—	1
Options — Calls	(55,618)	—	—	198,556	—	—
Crude (Bbls) — Futures	(140,000)	1	—	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,872,500)	—	—	57,500	(3)	—
Swing Swaps IFERC	73,757,500	(1)	—	46,150,000	2	1
Fixed Swaps/Futures	(17,281,500)	(6)	6	(34,304,000)	30	10
Forward Physical Contracts	(1,537,218)	1	—	(9,116,777)	—	3
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(6,138,800)	13	17	(4,417,400)	71	18
Refined Products (Bbls) — Futures	(2,628,000)	23	15	13,745,755	15	11
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	—	—	(39,287,500)	3	1
Fixed Swaps/Futures	(37,555,000)	55	11	(39,287,500)	48	12

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2015, we and our subsidiaries had $7.15 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $41 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Entity	Term	Type (1)	Notional Amount Outstanding
			September 30, 2015	December 31, 2014
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.40% and receive a floating rate	$—	$200
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
ETP	July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
ETP	December 2018	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
ETP	March 2019	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.42%	300	—
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. These forward-starting swaps matured in July 2015.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $195 million as of September 30, 2015. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $53 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2014 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses purchases of ETE Common Units made by us or on our behalf during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 2015	15,138,210	$32.25	15,138,210	$1,217,791,399
August 2015	7,813,200	28.67	7,813,200	993,754,303
September 2015	2,100,000	27.58	2,100,000	935,831,293
Total	25,051,410		25,051,410

(1)	The ETE $2 billion common unit buyback program was announced in February 2015.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 28, 2015, among Energy Transfer Corp LP, ETE Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, ETE GP, LLC and The Williams Companies, Inc (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed September 29, 2015).

2.2
Agreement and Plan of Merger, dated as of September 28, 2015, among Energy Transfer Corp LP, ETE Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, ETE GP, LLC and The Williams Companies, Inc (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A filed October 2, 2015).

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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	November 6, 2015	By:	/s/ Jamie Welch
Jamie Welch
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)