Form 10-Q
period 2016-03-31
Energy Transfer Equity, L.P.
filed 2016-05-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 29, 2016, the registrant had 1,044,791,157 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016 and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC

Convertible Units	Series A Convertible Preferred Units in ETE

ET Rover	ET Rover Pipeline LLC

ETC	Energy Transfer Corp LP

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Preferred Units	ETP’s Series A Convertible Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

ii

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PHMSA	Pipeline Hazardous Materials Safety Administration

Plan	the plan of the Partnership pursuant to which eligible offerees elected to forgo certain distributions on some or all of their ETE common units and reinvest those distributions in convertible units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.

WMB Contribution	Contribution by ETC to ETE of substantially all of the assets and liabilities it assumes from WMB as a result of the proposed merger between ETC and WMB

WTI	West Texas Intermediate Crude
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$807	$606
Accounts receivable, net	2,412	2,400
Accounts receivable from related companies	96	119
Inventories	1,499	1,636
Derivative assets	27	46
Other current assets	743	603
Total current assets	5,584	5,410

Property, plant and equipment	56,873	54,979
Accumulated depreciation and depletion	(6,748)	(6,296)
	50,125	48,683

Advances to and investments in unconsolidated affiliates	3,442	3,462
Non-current derivative assets	16	—
Other non-current assets, net	731	730
Intangible assets, net	5,396	5,431
Goodwill	7,471	7,473
Total assets	$72,765	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,399	$2,274
Accounts payable to related companies	15	28
Derivative liabilities	74	69
Accrued and other current liabilities	2,273	2,408
Current maturities of long-term debt	930	131
Total current liabilities	5,691	4,910

Long-term debt, less current maturities	37,401	36,837
Non-current derivative liabilities	213	137
Deferred income taxes	5,256	4,590
Other non-current liabilities	1,117	1,069

Commitments and contingencies

Preferred units of subsidiary	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(2)	(2)
Limited Partners:
Common Unitholders	(1,684)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	—	—
Total partners’ capital	(1,686)	(932)
Noncontrolling interest	24,725	24,530
Total equity	23,039	23,598
Total liabilities and equity	$72,765	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Natural gas sales	$838	$1,035
NGL sales	940	981
Crude sales	1,209	2,208
Gathering, transportation and other fees	1,003	1,046
Refined product sales	2,539	3,656
Other	1,153	1,454
Total revenues	7,682	10,380
COSTS AND EXPENSES
Cost of products sold	5,622	8,487
Operating expenses	641	628
Depreciation, depletion and amortization	562	493
Selling, general and administrative	156	155
Total costs and expenses	6,981	9,763
OPERATING INCOME	701	617
OTHER INCOME (EXPENSE)
Interest expense, net	(427)	(371)
Equity in earnings of unconsolidated affiliates	61	57
Losses on interest rate derivatives	(70)	(77)
Other, net	16	7
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	281	233
Income tax expense (benefit)	(55)	12
NET INCOME	336	221
Less: Net income (loss) attributable to noncontrolling interest	24	(63)
NET INCOME ATTRIBUTABLE TO PARTNERS	312	284
General Partner’s interest in net income	1	1
Class D Unitholder’s interest in net income	—	1
Limited Partners’ interest in net income	$311	$282
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.30	$0.26
Diluted	$0.30	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$336	$221
Other comprehensive income (loss), net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	1
Change in value of available-for-sale securities	2	1
Actuarial gain (loss) relating to pension and other postretirement benefit plans	(9)	45
Foreign currency translation adjustments	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	(6)	(2)
	(14)	43
Comprehensive income	322	264
Less: Comprehensive income (loss) attributable to noncontrolling interest	10	(20)
Comprehensive income attributable to partners	$312	$284

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance, December 31, 2015	$(2)	$(952)	$22	$—	$24,530	$23,598
Distributions to partners	(1)	(298)	—	—	—	(299)
Distributions to noncontrolling interest	—	—	—	—	(658)	(658)
Subsidiary units issued	—	(12)	—	—	676	664
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	(22)	—	23	1
Capital contributions received from noncontrolling interest	—	—	—	—	132	132
Sunoco, Inc. retail business to Sunoco LP transaction	—	(739)	—	—	—	(739)
Other comprehensive income, net of tax	—	—	—	—	(14)	(14)
Other, net	—	6	—	—	12	18
Net income	1	311	—	—	24	336
Balance, March 31, 2016	$(2)	$(1,684)	$—	$—	$24,725	$23,039

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$336	$221
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	562	493
Deferred income taxes	(46)	20
Amortization included in interest expense	(3)	(10)
Unit-based compensation expense	1	23
Losses on disposal of assets	3	—
Inventory valuation adjustments	13	34
Equity in earnings of unconsolidated affiliates	(61)	(57)
Distributions from unconsolidated affiliates	84	64
Other non-cash	6	(9)
Net change in operating assets and liabilities, net of effects of acquisition	90	(204)
Net cash provided by operating activities	985	575
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(2)	(370)
Cash proceeds from sale of noncontrolling interest in Rover Pipeline LLC to AE-Midco Rover, LLC	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Capital expenditures, excluding allowance for equity funds used during construction	(1,948)	(2,158)
Contributions in aid of construction costs	10	4
Contributions to unconsolidated affiliates	(31)	(34)
Distributions from unconsolidated affiliates in excess of cumulative earnings	21	33
Proceeds from the sale of assets	10	9
Change in restricted cash	(1)	—
Other	(1)	(4)
Net cash used in investing activities	(1,942)	(2,585)
FINANCING ACTIVITIES
Proceeds from borrowings	5,750	8,731
Repayments of long-term debt	(4,422)	(5,938)
Subsidiary units issued for cash	664	857
Distributions to partners	(299)	(244)
Debt issuance costs	(19)	(33)
Distributions to noncontrolling interest	(658)	(565)
Capital contributions received from noncontrolling interest	132	219
Other, net	10	(1)
Net cash provided by financing activities	1,158	3,026
Increase in cash and cash equivalents	201	1,016
Cash and cash equivalents, beginning of period	606	847
Cash and cash equivalents, end of period	$807	$1,863

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
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Sunoco LP (see description of their respective operations below under “Business Operations”);

•	consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDR interests in ETP and Sunoco LP; and

•	our wholly-owned subsidiary, Lake Charles LNG.
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
Business Operations
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 14 for stand-alone financial information apart from that of the consolidated partnership information included herein.
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.

Certain prior period amounts have been reclassified to conform to the 2016 presentation. These reclassifications had no impact on net income or total equity.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. The Partnership adopted this standard on January 1, 2016, and the adoption did not impact the Partnership’s financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.

2.	ACQUISITION AND CONTRIBUTION TRANSACTIONS
WMB Merger
In September 2015, ETE, ETC and WMB entered into a merger agreement. The merger agreement provides that WMB will be merged with and into ETC, with ETC surviving the merger. ETC is a recently formed limited partnership that will elect to be treated as a corporation for federal income tax purposes and, upon closing of the merger, would own the managing member interest in our general partner and limited partner interests in ETE. At the time of the merger, each issued and outstanding share of WMB common stock will be exchanged for (i) $8.00 in cash and 1.5274 ETC common shares representing limited partner interests in ETC, (ii) 1.8716 ETC common shares, or (iii) $43.50 in cash.
The closing of the transaction is subject to customary conditions, including the receipt of approval of the merger from WMB’s stockholders and all required regulatory approvals, including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Subject to the satisfaction or waiver of these conditions, ETE and WMB anticipate that the transaction will be completed in the first half of 2016.
If the closing of the merger were to have occurred as of the date of this Quarterly Report on Form 10-Q, Latham & Watkins LLP (“Latham”) would have been unable to deliver to ETC and WMB its tax opinion to the effect that the contribution of WMB’s assets and liabilities to ETE and ETE’s issuance of Class E units to ETC should qualify as an exchange to which Section 721(a) of the Internal Revenue Code applies (the “721 Opinion”). The receipt by ETC and WMB of the 721 Opinion is one of the conditions to the closing of the merger and ETE believes that there is a substantial risk that the condition will not be satisfied or waived by ETE and that the merger will not be consummated. If the closing condition relating to the 721 Opinion is not met or waived, and as a result the merger is not consummated, ETE expects to announce that in a press release and file a Current Report on Form 8-K with the SEC regarding the same. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments,” for additional discussion related to the 721 Opinion, the reasons why Latham has indicated it would not be able to deliver the 721 Opinion and the risks associated with the failure of the related closing condition.
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of ETP. The transaction was effective January 1, 2016.

3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.
We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may by uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.
Non-cash investing activities were as follows:

	Three Months Ended March 31,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$829	$658
Net losses from subsidiary common unit issuances	(12)	—

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Natural gas and NGLs	$331	$415
Crude oil	453	424
Refined products	342	420
Other	373	377
Total inventories	$1,499	$1,636
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2016 was $35.61 billion and $38.33 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.22 billion and $36.97 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in the preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the three months ended March 31, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 based on inputs used to derive their fair values:

	Fair Value Measurements at March 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$25	$—	$25	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	6	6	—	—
Swing Swaps IFERC	1	—	1	—
Fixed Swaps/Futures	67	67	—	—
Forward Physical Swaps	3	—	3	—
Power:
Forwards	22	—	22	—
Futures	1	1	—	—
Options — Calls	2	2	—	—
Natural Gas Liquids – Forwards/Swaps	34	34	—	—
Refined Products — Futures	6	6	—	—
Crude – Futures	12	12	—	—
Total commodity derivatives	154	128	26	—
Total assets	$179	$128	$51	$—
Liabilities:
Interest rate derivatives	$(267)	$—	$(267)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—	—
Swing Swaps IFERC	(2)	(1)	(1)	—
Fixed Swaps/Futures	(50)	(50)	—	—
Power:
Forwards	(26)	—	(26)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(33)	(33)	—	—
Refined Products — Futures	(4)	(4)	—	—
Crude — Futures	(5)	(5)	—	—
Total commodity derivatives	(130)	(103)	(27)	—
Total liabilities	$(402)	$(103)	$(294)	$(5)

	Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	16	16	—	—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Contracts	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options — Calls	1	1	—	—
Options — Puts	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	99	99	—	—
Refined Products — Futures	15	15	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	454	420	34	—
Total assets	$454	$420	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options — Calls	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(89)	(89)	—	—
Refined Products — Futures	(6)	(6)	—	—
Crude - Futures	(5)	(5)	—	—
Total commodity derivatives	(356)	(324)	(32)	—
Total liabilities	$(532)	$(324)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	—
Balance, March 31, 2016	$(5)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended March 31,
	2016	2015
Net Income	$336	$221
Less: Income (loss) attributable to noncontrolling interest	24	(63)
Net Income, net of noncontrolling interest	312	284
Less: General Partner’s interest in income	1	1
Less: Class D Unitholder’s interest in income	—	1
Income available to Limited Partners	$311	$282
Basic Income per Limited Partner Unit:
Weighted average limited partner units	1,044.8	1,077.6
Basic income per Limited Partner unit	$0.30	$0.26
Diluted Income per Limited Partner Unit:
Income available to Limited Partners	$311	$282
Dilutive effect of equity-based compensation of subsidiaries and distributions to Class D Unitholder	—	(1)
Diluted income available to Limited Partners	$311	$281
Weighted average limited partner units	1,044.8	1,077.6
Dilutive effect of unconverted unit awards	—	1.4
Diluted weighted average limited partner units	1,044.8	1,079.0
Diluted income per Limited Partner unit	$0.30	$0.26

7.	DEBT OBLIGATIONS
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
Revolving Credit Facility
The Parent Company’s revolving credit facility has a capacity of $1.5 billion. As of March 31, 2016, there were $965 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $535 million.
Subsidiary Indebtedness
Sunoco LP Term Loan and Senior Notes
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. The full amount was borrowed by Sunoco LP as of March 31, 2016. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. As of March 31, 2016, the ETP Credit Facility had $4 million of outstanding borrowings.

Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2016, the Sunoco Logistics Credit Facility had $942 million of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of March 31, 2016, the Sunoco LP Credit Facility had $675 million of outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2016.

8.	EQUITY
ETE
The changes in ETE common units and Convertible Units during the three months ended March 31, 2016 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2015	—	1,044.8
Issue Series A Convertible Preferred Units	329.3	—
Outstanding at March 31, 2016	329.3	1,044.8
Series A Convertible Preferred Units
On March 8, 2016, the Partnership completed a private offering of 329.3 million Series A Convertible Preferred Units representing limited partner interests in the Partnership (the “Convertible Units”) to certain common unitholders (“Electing Unitholders”) who elected to participate in a plan to forgo a portion of their future potential cash distributions on common units participating in the plan for a period of up to nine fiscal quarters, commencing with distributions for the fiscal quarter ended March 31, 2016, and reinvest those distributions in the Convertible Units. With respect to each quarter for which the declaration date and record date occurs prior to the closing of the merger, or earlier termination of the merger agreement (the “WMB End Date”), each participating common unit will receive the same cash distribution as all other ETE common units up to $0.11 per unit, which represents approximately 40% of the per unit distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Preferred Distribution Amount”), and the holder of such participating common unit will forgo all cash distributions in excess of that amount (other than (i) any non-cash distribution or (ii) any cash distribution that is materially and substantially greater, on a per unit basis, than ETE’s most recent regular quarterly distribution, as determined by the ETE general partner (such distributions in clauses (i) and (ii), “Extraordinary Distributions”)). With respect to each quarter for which the declaration date and record date occurs after the WMB End Date, each participating common unit will forgo all distributions for each such quarter (other than Extraordinary Distributions), and each Convertible Unit will receive the Preferred Distribution Amount payable in cash prior to any distribution on ETE common units (other than Extraordinary Distributions). At the end of the plan period, which is expected to be May 18, 2018, the Convertible Units are expected to automatically convert into common units based on the Conversion Value (as defined and described below) of the Convertible Units and a conversion rate of $6.56.
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period.

ETE issued 329,299,267 Convertible Units to the Electing Unitholders at the closing of the offering, which represents the participation by common unitholders with respect to approximately 31.5% of ETE’s total outstanding common units. ETE’s Chairman, Kelcy L. Warren, participated in the Plan with respect to substantially all of his common units, which represent approximately 18% of ETE’s total outstanding common units, and was issued 187,313,942 Convertible Units. In addition, John McReynolds, a director of our general partner and President of our general partner; and Matthew S. Ramsey, a director of our general partner and the general partner of ETP and Sunoco LP and President of the general partner of ETP, participated in the Plan with respect to substantially all of their common units, and Marshall S. McCrea, III, a director of our general partner and the general partner of ETP and Sunoco Logistics and the Group Chief Operating Officer and Chief Commercial Officer of our general partner, participated in the Plan with respect to a substantial portion of his common units. The common units for which Messrs. McReynolds, Ramsey and McCrea elected to participate in the Plan collectively represent approximately 2.2% of ETE’s total outstanding common units. ETE issued 21,382,155 Convertible Units to Mr. McReynolds, 51,317 Convertible Units to Mr. Ramsey and 1,112,728 Convertible Units to Mr. McCrea. Mr. Ray Davis, who owns an 18.8% membership interest in our general partner, participated in the Plan with respect to substantially all of his ETE common units, which represents approximately 6.9% of ETE’s total outstanding common units, and was issued 72,042,486 Convertible Units. Other than Mr. Davis, no other Electing Unitholder owns a material amount of equity securities of ETE or its affiliates.
Repurchase Program
During the three months ended March 31, 2016, ETE did not repurchase any ETE common units under its current buyback program. As of March 31, 2016, $936 million remained available to repurchase under the current program.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions during the three months ended March 31, 2016, we recognized decreases in partners’ capital of $12 million.
ETP Common Unit Transactions
During the three months ended March 31, 2016, ETP received proceeds of $324 million, net of $3 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of March 31, 2016, approximately none of ETP’s common units were available to be issued under an equity distribution agreement.
During the three months ended March 31, 2016, distributions of $39 million were reinvested under ETP’s distribution reinvestment plan resulting in the issuance of 1.8 million common units. As of March 31, 2016, a total of 9.7 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics Common Unit Transactions
During the three months ended March 31, 2016, Sunoco Logistics received proceeds of $301 million, net of commissions of $3 million, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes.
Sunoco LP Common Unit Transactions
In January 2016, Sunoco LP issued 16.4 million Class C units representing limited partner interest consisting of (i) 5.2 million Class C Units issued by Sunoco LP to Aloha as consideration for the contribution by Aloha to an indirect wholly-owned subsidiary, and (ii) 11.2 million Class C Units that were issued by Sunoco LP to its indirect wholly-owned subsidiaries in exchange for all of the outstanding Class A Units held by such subsidiaries.
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of ETP.
On March 31, 2016, Sunoco LP sold 2.3 million of Sunoco LP’s common units in a private placement to the Partnership.

Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on ETP Class I Units.

Total Year
2016 (remainder)	$103
2017	128
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2016	December 31, 2015
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(5)	(4)
Net loss on interest rate derivatives	(6)	—
Actuarial loss related to pensions and other postretirement benefits	(1)	8
Subtotal	(10)	4
Amounts attributable to noncontrolling interest	10	(4)
Total AOCI, net of tax	$—	$—

9.	INCOME TAXES
For the three months ended March 31, 2016, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three months ended March 31, 2016 also reflected a benefit of $9 million of net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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
ETP Retail Holdings Guarantee of Sunoco LP Notes
Retail Holdings has provided a guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion of borrowings outstanding under Sunoco LP’s Term Loan.
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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended March 31,
	2016	2015
Rental expense(1)	$51	$52
Less: Sublease rental income	(7)	(8)
Rental expense, net	$44	$44

(1)	Includes contingent rentals totaling $16 million and $4 million for the three months ended March 31, 2016 and 2015 respectively.
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
As of March 31, 2016, Sunoco, Inc. is a defendant in five cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
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
Regency Merger Litigation
Following the January 26, 2015 announcement of the definitive merger agreement with Regency, purported Regency unitholders filed lawsuits in state and federal courts in Dallas, Texas and Delaware state court asserting claims relating to the proposed transaction. All Regency merger related lawsuits have been dismissed, though one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the transaction did not comply with the Regency partnership agreement because the conflicts committee was not properly formed. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Plaintiff filed its Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware.
Jamie Welch Litigation
On March 10, 2016, Jamie Welch (“Welch”) filed an original petition against ETE and LE GP in Texas state court in Dallas. Welch alleges that Defendants 1) breached their contractual obligation to deliver and convert Welch’s Class D units upon termination; 2) failed to deliver long term incentive shares awarded to Welch; 3) failed to pay Welch’s 2015 bonus; 4) breached their obligation to grant Welch an interest in the Lake Charles LNG project; and 5) breached their obligation to pay Welch his severance. Welch brings claims for breach of contract and quantum meruit. On April 12, 2016, Defendants removed Welch’s lawsuit from state court to federal court in Dallas pursuant to 28 U.S.C. §§ 1441 and 1446. On April 29, 2016, Welch filed an amended complaint and removed his claim for payment of severance benefits.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise has filed a notice of appeal with the Texas Court of Appeals, and briefing by Enterprise and ETP is complete. Oral argument was held on April 20, 2016. The Court of Appeals is taking the briefs under advisement. In accordance with GAAP, no amounts related to the original verdict or the July 29, 2014 final judgment will be recorded in our financial statements until the appeal process is completed.
Litigation Relating to the Williams Companies, Inc.
On April 6, 2016, The Williams Companies, Inc. (“Williams”) filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “Delaware Williams Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12168-VCG. Williams alleges that Defendants breached the merger agreement between Williams, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units (the “Convertible Units”). According to Williams, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. Williams seeks, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
The Delaware Court of Chancery held a hearing on Williams’ Motion to Expedite on April 14, 2016. The Court granted Williams’ Motion to Expedite but significantly limited discovery. Williams amended its complaint in the Delaware suit on April 19, 2016, but did not add any additional claims. The Court has set a permanent injunction hearing for June 15, 2016. Defendants intend to vigorously defend this lawsuit.
Williams also filed a petition against Mr. Warren in the District Court of Dallas County, Texas, on April 6, 2016 (the “Texas Williams Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Kelcy Warren, C.A. No. DC-16-03941. Williams alleges that Mr. Warren tortiously interfered with the Merger Agreement through his involvement in the Issuance. Williams seeks, among other things, damages from Mr. Warren, who intends to vigorously defend this lawsuit.
On May 3, 2016, ETE and LE GP filed an answer and counterclaim in the Delaware Williams Litigation. The counterclaim asserts that Williams materially breached its obligations under the Merger Agreement by (a) blocking ETE’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow Williams’ independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering and (b) bringing the Texas Williams Litigation against Mr. Warren in the District Court of Dallas County, Texas.

Litigation Relating to the WMB Merger
Between October 5, 2015, and December 24, 2015, purported Williams stockholders filed six putative class action lawsuits in the Delaware Court of Chancery challenging the merger. The suits are captioned Greenwald et al. v. The Williams Companies, Inc., et al., C.A. No. 11573-VCG; Ozaki v. Armstrong et al., C.A. No. 11574-VCG; Blystone v. The Williams Companies, Inc., et al., C.A. No. 11601-VCG; Glener et al. v. The Williams Companies, Inc., et al., C.A. No. 11606-VCG; Amaitis et al. v. Armstrong et al., C.A. No. 11809-VCG; and State-Boston Retirement System et al. v. Armstrong et al., C.A. No. 11844-VCG. The complaints assert various claims against the individual members of Williams’ board of directors; ETE, ETC, ETC GP, LE GP and ETE GP (the “ETE Defendants”); Williams; and others. On January 13, 2016, the Court consolidated these six actions into a new consolidated action captioned In re The Williams Companies, Inc. Merger Litigation, Consolidated C.A. No. 11844-VCG (the “Merger Litigation”). In its stipulated order, the Court dismissed without prejudice the ETE Defendants (among others) from the consolidated action.
On January 14, 2016, a purported Williams stockholder (“Bumgarner”) filed a putative class action lawsuit against Williams and ETE, captioned Bumgarner v. The Williams Companies, Inc., et al., Case No. 16-cv-26-GKF-FHM, in the United States District Court for the Northern District of Oklahoma. Bumgarner alleges that ETE and Williams have violated Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) by making allegedly false statements concerning the merger. As relief, the complaint seeks an injunction against the proposed merger. On February 1, 2016, Bumgarner filed an amended complaint, making substantially the same allegations. On February 19, 2016, ETE and Williams moved to dismiss the amended complaint. Bumgarner moved for expedited discovery on April 21, 2016. On April 28, 2016, the Court granted the motion to dismiss and dismissed Bumgarner’s claims in their entirety with leave to amend. The Court also granted expedited proceedings with respect to any further proceedings.
On January 19, 2016, The City of Birmingham Retirement and Relief System (“CBRRS”), a purported shareholder of Williams, filed a putative class action lawsuit against the members of Williams’ board of directors, Williams, ETE, ETC, ETC GP, LE GP, and ETE GP challenging the merger and the disclosures made in connection with the merger. The lawsuit was styled City of Birmingham Retirement and Relief System v. Alan S. Armstrong, et al., C.A. No. 16-17-RGA, in the United States District Court for the District of Delaware. CBRRS alleged violations of Section 14(a) and 20(a) of the Exchange Act among other claims. CBRRS moved to expedite, and Defendants moved to dismiss the suit. The Court denied expedition. CBRRS voluntarily dismissed the suit on March 7, 2016.
Unitholder Litigation Relating to the Issuance
In April 2016, two purported ETE unitholders (the “Issuance Plaintiffs”) filed putative class action lawsuits against, Energy Transfer Equity, L.P. and LE GP, LLC, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon in the Delaware Court of Chancery. These lawsuits have been consolidated as In re Energy Transfer Equity, L.P. Unitholder Litigation, Consolidated C.A. No. 12197-VCG, in the Court of Chancery of the State of Delaware. One of the Issuance Plaintiffs had initially filed an action to inspect the books and records of ETE on April 11, 2016 but voluntarily dismissed the books and records action on April 22, 2016.
The Issuance Plaintiffs allege that the Issuance breached various provisions of ETE’s limited partnership agreement. The Issuance Plaintiff seek, among other things, preliminary and permanent injunctive relief that (a) prevents ETE from making distributions to the Convertible Units and (b) invalidates an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the issuance of Convertible Units.
One of the Issuance Plaintiffs moved for expedited proceedings. The Delaware Court of Chancery granted a Motion to Expedite filed by one of the Issuance Plaintiffs and stated that the injunction hearing should be held before any August 2016 distribution. Defendants intend to vigorously defend this consolidated lawsuit.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of March 31, 2016 and December 31, 2015, accruals of approximately $59 million and $40 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.

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
No amounts have been recorded in our March 31, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to its Mont Belvieu Gas Plant. The Partnership has accrued $300,000 related to the claim. As of April 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 penalty and a $21,000 Supplemental Environmental Project.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of March 31, 2016, Sunoco, Inc. had been named as a PRP at approximately 48 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site.  Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2016	December 31, 2015
Current	$40	$42
Non-current	293	326
Total environmental liabilities	$333	$368
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
During the three months ended March 31, 2016 and 2015, Sunoco, Inc. and Sunoco LP collectively recorded $8 million and $7 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (TRC) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (FOV) to TRC and, on September 30, 2013, EPA issued an NOV/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In April 2016, the PHMSA issued a Notice of Probable Violation ("NOPV"), Proposed Civil Penalty and Proposed Compliance Order related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas. The correspondence proposes penalties in excess of $0.1 million, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,712,500	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX (1)	63,825,000	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	(344,954)	2016-2017	357,092	2016-2017
Futures	2,675,597	2016-2017	(109,791)	2016
Options — Puts	(227,600)	2016	260,534	2016
Options — Calls	1,011,600	2016	1,300,647	2016
Crude (Bbls):
Futures	(616,000)	2016-2017	(591,000)	2016-2017
Options — Puts	(300,000)	2016	—	—
Options — Calls	300,000	2016	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(9,175,000)	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	105,170,000	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(6,862,500)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	26,156,570	2016-2017	21,922,484	2016-2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(6,273,000)	2016	(8,146,800)	2016-2018
Refined Products (Bbls) — Futures	(2,846,000)	2016-2017	(1,289,000)	2016-2017
Corn (Bushels) — Futures	122,000	2016	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(23,215,000)	2016	(37,555,000)	2016
Fixed Swaps/Futures	(23,215,000)	2016	(37,555,000)	2016
Hedged Item — Inventory	23,215,000	2016	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	March 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$200	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$4	$38	$—	$(3)
	4	38	—	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$115	$353	$(98)	$(306)
Commodity derivatives	35	63	(32)	(47)
Interest rate derivatives	25	—	(267)	(171)
Embedded derivatives in the ETP Preferred Units	—	—	(5)	(5)
	175	416	(402)	(529)
Total derivatives	$179	$454	$(402)	$(532)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$25	$—	$(272)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	35	63	(32)	(47)
Broker cleared derivative contracts	Other current assets	119	391	(98)	(309)
Total gross derivatives		179	454	(402)	(532)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(17)	(17)	17	17
Payments on margin deposit	Other current assets	(98)	(309)	98	309
Total net derivatives		$64	$128	$(287)	$(206)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$1
Total	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(4)	$(3)
Total		$(4)	$(3)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(9)	$(2)
Commodity derivatives – Non-trading	Cost of products sold	8	(8)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(70)	(77)
Embedded derivatives	Other, net	—	2
Total		$(71)	$(85)

12.	RELATED PARTY TRANSACTIONS
The Parent Company has agreements with subsidiaries to provide or receive various management and general and administrative services. The Parent Company pays ETP to provide services on its behalf and on behalf of other subsidiaries of the Parent Company. The Parent Company receives management fees from certain of its subsidiaries, which include the reimbursement of various general and administrative services for expenses incurred by ETP on behalf of those subsidiaries. All such amounts have been eliminated in our consolidated financial statements.
In the ordinary course of business, our subsidiaries have related party transactions between each other which are generally based on transactions made at market-related rates. Our consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
In addition, ETE recorded sales with affiliates of $81 million and $76 million during the three ended March 31, 2016 and 2015, respectively.

13.	REPORTABLE SEGMENTS
Our financial statements reflect the following reportable business segments:
•Investment in ETP, including the consolidated operations of ETP;
•Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
ETP completed its acquisition of Regency in April 2015; therefore, the Investment in ETP segment amounts have been retrospectively adjusted to reflect Regency for the periods presented.
The Investment in Sunoco LP segment reflects the results of Sunoco LP and the legacy Sunoco, Inc. retail business for the periods presented. ETE’s consolidated results reflect the elimination of Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, and a continuing investment in Sunoco LP the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2016	2015
Segment Adjusted EBITDA:
Investment in ETP	$1,412	$1,366
Investment in Sunoco LP	159	128
Investment in Lake Charles LNG	44	49
Corporate and Other	(37)	(23)
Adjustments and Eliminations	—	(125)
Total	1,578	1,395
Depreciation, depletion and amortization	(562)	(493)
Interest expense, net	(427)	(371)
Losses on interest rate derivatives	(70)	(77)
Non-cash unit-based compensation expense	(1)	(23)
Unrealized losses on commodity risk management activities	(60)	(75)
Inventory valuation adjustments	(13)	(34)
Equity in earnings of unconsolidated affiliates	61	57
Adjusted EBITDA related to unconsolidated affiliates	(219)	(146)
Other, net	(6)	—
Income before income tax expense	$281	$233

	March 31, 2016	December 31, 2015
Assets:
Investment in ETP	$64,315	$65,173
Investment in Sunoco LP	8,803	8,842
Investment in Lake Charles LNG	1,405	1,369
Corporate and Other	656	638
Adjustments and Eliminations	(2,414)	(4,833)
Total assets	$72,765	$71,189

	Three Months Ended March 31,
	2016	2015
Revenues:
Investment in ETP:
Revenues from external customers	$4,434	$10,326
Intersegment revenues	47	—
	4,481	10,326
Investment in Sunoco LP:
Revenues from external customers	3,199	4,342
Intersegment revenues	3	—
	3,202	4,342
Investment in Lake Charles LNG:
Revenues from external customers	49	54

Adjustments and Eliminations	(50)	(4,342)
Total revenues	$7,682	$10,380
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended March 31,
	2016	2015
Intrastate Transportation and Storage	$446	$541
Interstate Transportation and Storage	254	271
Midstream	527	749
Liquids Transportation and Services	829	812
Investment in Sunoco Logistics	1,729	2,526
Retail Marketing	—	4,782
All Other	696	645
Total revenues	4,481	10,326
Less: Intersegment revenues	47	—
Revenues from external customers	$4,434	$10,326
Investment in Sunoco LP

	Three Months Ended March 31,
	2016	2015
Retail operations	$1,675	$1,888
Wholesale operations	1,527	2,454
Total revenues	3,202	4,342
Less: Intersegment revenues	3	—
Revenues from external customers	$3,199	$4,342
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

14.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8	$1
Accounts receivable from related companies	37	34
Other current assets	1	—
Total current assets	46	35
Property, plant and equipment, net	27	20
Advances to and investments in unconsolidated affiliates	5,106	5,764
Intangible assets, net	5	6
Goodwill	9	9
Other non-current assets, net	10	10
Total assets	$5,203	$5,844
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable to related companies	$44	$111
Interest payable	85	66
Accrued and other current liabilities	6	1
Total current liabilities	135	178
Long-term debt, less current maturities	6,439	6,332
Note payable to affiliate	315	265
Other non-current liabilities	—	1
Commitments and contingencies
Partners’ capital:
General Partner	(2)	(2)
Limited Partners:
Common Unitholders	(1,684)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	—	—
Total partners’ capital	(1,686)	(932)
Total liabilities and partners’ capital	$5,203	$5,844

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(37)	$(28)
OTHER INCOME (EXPENSE):
Interest expense, net	(81)	(61)
Equity in earnings of unconsolidated affiliates	430	373
Other, net	—	1
INCOME BEFORE INCOME TAXES	312	285
Income tax benefit	—	1
NET INCOME	312	284
General Partner’s interest in net income	1	1
Class D Unitholder’s interest in net income	—	1
Limited Partners’ interest in net income	$311	$282

(1)	Includes management fees paid by ETE to ETP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$223	$198
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	—	(817)
Contributions to unconsolidated affiliate	(65)	—
Capital expenditures	(7)	(5)
Net cash used in investing activities	(72)	(822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	105	1,692
Principal payments on debt	—	(865)
Proceeds from affiliate	50	54
Distributions to partners	(299)	(244)
Debt issuance costs	—	(11)
Net cash provided by (used in) financing activities	(144)	626
INCREASE IN CASH AND CASH EQUIVALENTS	7	2
CASH AND CASH EQUIVALENTS, beginning of period	1	2
CASH AND CASH EQUIVALENTS, end of period	$8	$4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
At March 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units, 81.0 million ETP Class H units and 2.2 million Sunoco LP common units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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

RECENT DEVELOPMENTS
WMB Merger
In September 2015, ETE, ETC and WMB entered into a merger agreement. The merger agreement provides that WMB will be merged with and into ETC, with ETC surviving the merger. ETC is a recently formed limited partnership that will elect to be treated as a corporation for federal income tax purposes, upon the closing of the merger, and would own the managing member interest in our general partner and limited partner interests in ETE. At the time of the merger, each issued and outstanding share of WMB common stock will be exchanged for (i) $8.00 in cash and 1.5274 ETC common shares representing limited partner interests in ETC, (ii) 1.8716 ETC common shares, or (iii) $43.50 in cash.
The closing of the transaction is subject to customary conditions, including the receipt of approval of the merger from WMB’s stockholders and all required regulatory approvals, including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Subject to the satisfaction or waiver of these conditions, ETE and WMB anticipate that the transaction will be completed in the first half of 2016.
Completion of the merger is subject to satisfaction or waiver of a condition that each of ETC and WMB have received a tax opinion from Latham to the effect that the WMB Contribution and ETE’s issuance of ETE Class E units to ETC should qualify as an exchange to which Section 721(a) of the Code applies (the “721 Opinion”). Latham has recently advised ETE that it has concluded that there is a substantial risk that the Internal Revenue Service (“IRS”) could successfully assert that the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies based, in part, on the belief that the decline in value of ETE’s common units since the merger agreement was executed has increased such risk. In arriving at this conclusion, Latham considered and discussed with ETE claims that the IRS could possibly assert regarding whether the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies, including the possibility that the IRS would successfully disregard the form of the transaction and, therefore, assert that a portion of the cash consideration being paid by ETE for ETC common shares, which cash will be used by ETC to fund the cash consideration in the merger, may be deemed paid by ETE to ETC for the Williams assets in the WMB Contribution. Latham has advised ETE that considering the potential claims that the IRS may successfully assert and the level of uncertainty regarding the ultimate outcome of these claims, Latham would not be able to deliver the 721 Opinion were the opinion requested as of the date of this Quarterly Report on Form 10-Q.
The ability of Latham to deliver the 721 Opinion is also dependent on ETE not being treated as an investment company for federal income tax purposes if ETE were incorporated. Although ETE has previously received a private letter ruling from the IRS that addressed material legal issues with respect to ETE not being treated as an investment company for federal income tax purposes, that private letter ruling was based, in part, on a representation by ETE that is no longer accurate because of the significant decline in the valuation of ETE’s direct ownership interests in ETP. Consequently, ETE has submitted an additional private letter ruling request to the IRS for purposes of determining whether ETE is an investment company for federal income tax purposes without regard to this representation. ETE expects to receive a favorable private letter ruling on this from the IRS in May 2016 prior to the closing of the merger; however, if such favorable private letter ruling is not received prior to the closing of the merger, Latham would not be able to deliver the 721 Opinion.
After Latham advised ETE that it would not be able to deliver the 721 Opinion as described above, ETE consulted not only with Latham, but also with other legal advisors, regarding the risks that the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies. Following those consultations and based on the information available to it, ETE believes that there is a substantial risk that the WMB Contribution will not be a transaction to which Section 721(a) of the Code applies given the risk that the IRS will successfully disregard the form of the transaction and, therefore, assert that a portion of the cash consideration being paid by ETE for ETC common shares, which cash will be used by ETC to fund the cash consideration in the merger, will be deemed paid by ETE to ETC for the WMB assets in the WMB Contribution.

ETE has also considered WMB’s views. On advice of Cravath, Swaine & Moore LLP (“Cravath”), special counsel to WMB in connection with the transaction, WMB has advised ETE that it disagrees with Latham’s position and that, assuming ETE is not treated as an investment company for federal income tax purposes, it believes the WMB Contribution should be a transaction to which Section 721(a) of the Code applies. Further, in an effort to address ETE’s concerns, WMB has proposed two alternative transaction structures, each of which WMB and Cravath believe fully address ETE’s concerns (assuming that ETE is not treated as an investment company for federal income tax purposes). On advice of Cravath, WMB believes that the covenants in the merger agreement that require the parties to use commercially reasonable efforts to cause the WMB Contribution to qualify as an exchange to which Section 721(a) of the Code applies and to obtain the 721 Opinion require ETE and WMB to restructure the existing transaction in a manner such as WMB has suggested. ETE has advised WMB that it does not believe, after consultation with its legal advisors, that the merger agreement requires ETE to restructure the existing transaction as WMB has proposed. ETE has further advised WMB that, reserving its rights to assert that restructuring of the existing transaction is not required under the merger agreement, it has discussed the alternative transaction structures proposed by WMB and that, after consulting with Latham and the other legal advisors and based on their advice, ETE has concluded that there would remain the substantial risk of material taxation described above if the existing transaction were to be restructured based on either of these alternative transaction structures.
ETE is continuing to evaluate the tax risks referred to above and has expressed its willingness to continue to discuss the matter with WMB. Further, although ETE is fully committed to meeting its obligations under the merger agreement and using its reasonable best efforts to have the ETC registration statement on Form S-4 declared effective so that WMB may proceed to a stockholder meeting to vote on the merger, ETE believes that there is a substantial risk that the closing condition relating to the 721 Opinion will not be met or waived and that the merger will not be consummated. If the closing condition relating to the 721 Opinion is not met or waived, and as a result the merger is not consummated, ETE expects to announce this outcome in a press release and file a Current Report on Form 8-K with the SEC regarding the same. See the section entitled “Risk Factors-There is no assurance when or if the merger will be completed, and ETE believes there is substantial risk that the merger will not be consummated.”
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units. The transaction was effective January 1, 2016.
Series A Convertible Preferred Units
On March 8, 2016, the Partnership completed a private offering of 329.3 million Series A Convertible Preferred Units representing limited partner interests in the Partnership (the “Convertible Units”) to certain common unitholders who are “accredited investors” (as defined in Regulation D promulgated under the Securities Act ) (“Electing Unitholders”) who elected to participate in a plan to forgo a portion of their future potential cash distributions on common units participating in the plan for a period of up to nine fiscal quarters, commencing with distributions for the fiscal quarter ended March 31, 2016 and reinvest those distributions in the Convertible Units. With respect to each quarter for which the declaration date and record date occurs prior to the closing of the merger, or earlier termination of the merger agreement (the “WMB End Date”), each participating common unit will receive the same cash distribution as all other ETE common units up to $0.11 per unit, which represents approximately 40% of the per unit distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Preferred Distribution Amount”), and the holder of such participating common unit will forgo all cash distributions in excess of that amount (other than (i) any non-cash distribution or (ii) any cash distribution that is materially and substantially greater, on a per unit basis, than ETE’s most recent regular quarterly distribution, as determined by the ETE general partner (such distributions in clauses (i) and (ii), “Extraordinary Distributions”)). With respect to each quarter for which the declaration date and record date occurs after the WMB End Date, each participating common unit will forgo all distributions for each such quarter (other than Extraordinary Distributions), and each Convertible Unit will receive the Preferred Distribution Amount payable in cash prior to any distribution on ETE common units (other than Extraordinary Distributions). At the end of the plan period, which is expected to be May 18, 2018, the Convertible Units are expected to automatically convert into common units based on the Conversion Value (as defined and described below) of the Convertible Units and a conversion rate of $6.56 stated in the agreement.
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period.

ETE issued 329,299,267 Convertible Units to the Electing Unitholders at the closing of the offering, which represents the participation by common unitholders with respect to approximately 31.5% of ETE’s total outstanding common units. ETE’s Chairman, Kelcy L. Warren, participated in the Plan with respect to substantially all of his common units, which represent approximately 18% of ETE’s total outstanding common units, and was issued 187,313,942 Convertible Units. In addition, John McReynolds, a director of our general partner and President of our general partner; and Matthew S. Ramsey, a director of our general partner and the general partner of ETP and Sunoco LP and President of the general partner of ETP, participated in the Plan with respect to substantially all of their common units, and Marshall S. McCrea, III, a director of our general partner and the general partner of ETP and Sunoco Logistics and the Group Chief Operating Officer and Chief Commercial Officer of our general partner, participated in the Plan with respect to a substantial portion of his common units. The common units for which Messrs. McReynolds, Ramsey and McCrea elected to participate in the Plan collectively represent approximately 2.2% of ETE’s total outstanding common units. ETE issued 21,382,155 Convertible Units to Mr. McReynolds, 51,317 Convertible Units to Mr. Ramsey and 1,112,728 Convertible Units to Mr. McCrea. Mr. Ray Davis, who owns an 18.8% membership interest in our general partner, participated in the Plan with respect to substantially all of his ETE common units, which represents approximately 6.9% of ETE’s total outstanding common units, and was issued 72,042,486 Convertible Units. Other than Mr. Davis, no other Electing Unitholder owns a material amount of equity securities of ETE or its affiliates.
Quarterly Cash Distribution
In April 2016, ETE announced its quarterly distribution of $0.285 per unit ($1.14 annualized) on ETE common units for the quarter ended March 31, 2016.
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
Based on the change in our reportable segments, we have adjusted the presentation of our segment results for the prior years to be consistent with the current year presentation. ETP completed its acquisition of Regency in April 2015; therefore, the Investment in ETP segment amounts have been retrospectively adjusted to reflect Regency for the periods presented. In July 2015, ETE obtained control of Sunoco LP from ETP; therefore, the Investment in Sunoco LP amounts have been retrospectively adjusted.

Consolidated Results

	Three Months Ended March 31,
	2016	2015	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,412	$1,366	$46
Investment in Sunoco LP	159	128	31
Investment in Lake Charles LNG	44	49	(5)
Corporate and Other	(37)	(23)	(14)
Adjustments and Eliminations	—	(125)	125
Total	1,578	1,395	183
Depreciation, depletion and amortization	(562)	(493)	(69)
Interest expense, net	(427)	(371)	(56)
Losses on interest rate derivatives	(70)	(77)	7
Non-cash unit-based compensation expense	(1)	(23)	22
Unrealized gains (losses) on commodity risk management activities	(60)	(75)	15
Inventory valuation adjustments	(13)	(34)	21
Equity in earnings of unconsolidated affiliates	61	57	4
Adjusted EBITDA related to unconsolidated affiliates	(219)	(146)	(73)
Other, net	(6)	—	(6)
Income before income tax expense (benefit)	281	233	48
Income tax (expense) benefit	55	(12)	67
Net income	$336	$221	$115
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2016 compared to the same periods last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three months ended March 31, 2016 increased primarily due to the following:

•
an increase of $20 million of expense recognized by Sunoco LP primarily due to the issuance of $1.40 billion aggregate principal amount of senior notes in the second quarter of 2015, as well as an increase in the Sunoco LP revolving credit facility;

•
an increase of $27 million of expense recognized by the Parent Company primarily related to the May 2015 issuance of $1 billion aggregate principal amount of its 5.5 % senior notes, higher average outstanding borrowings on the ETE Senior Secured Term Loan during the current period and higher average interest rates during the current period; and

•	an increase of $9 million of expense recognized by ETP primarily related to ETP’s issuance of senior notes.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three months ended March 31, 2016 and 2015 is primarily attributable to the impact on our forward starting swaps locks from the downward shift in the forward LIBOR curve.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three months ended March 31, 2016 and 2015, for the inventory associated with Sunoco LP, Sunoco Logistics and ETP’s retail marketing operations as a result of commodity price changes between periods.

Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC, MEP and Citrus.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs and other income and expense amounts.
Income Tax Expense (Benefit). For the three months ended March 31, 2016, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three months ended March 31, 2016 also reflected a benefit of $9 million of net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.
Segment Operating Results
Investment in ETP

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$4,481	$10,326	$(5,845)
Cost of products sold	2,968	8,496	(5,528)
Gross margin	1,513	1,830	(317)
Unrealized (gains) losses on commodity risk management activities	63	77	(14)
Operating expenses, excluding non-cash compensation expense	(348)	(611)	263
Selling, general and administrative, excluding non-cash compensation expense	(85)	(134)	49
Inventory valuation adjustments	26	34	(8)
Adjusted EBITDA related to unconsolidated affiliates	219	146	73
Other	24	24	—
Segment Adjusted EBITDA	$1,412	$1,366	$46
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•	an increase of $128 million from Sunoco Logistics due to:

◦
an increase of $64 million from Sunoco Logistics’ crude oil operations, primarily due to utilization of storage capabilities to capture the contango market structure. Of the increase, $60 million is attributable to LIFO inventory accounting during falling prices, which is expected to reverse in future periods, and $4 million is attributable to increases in crude oil operations compared to same period last year:

◦
an increase of $46 million from Sunoco Logistics’ NGLs operations, primarily due to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $38 million, which includes Sunoco Logistics’ Nederland and Marcus Hook facilities. Higher volumes related to Sunoco Logistics’ NGLs acquisition and marketing activities and the absence of unfavorable LIFO inventory accounting contributed$7 million to the increase; and

◦
an increase of $18 million from Sunoco Logistics’ refined products operations, primarily due to increased operating results from Sunoco Logistics’ refined products pipelines of $9 million, which was largely attributable to the commencement of operations on Sunoco Logistics’ Allegheny Access project in 2015. Improved earnings from Sunoco Logistics’ refined products acquisition and marketing activities of $8 million and increased contributions from Sunoco Logistics’ refined products joint ventures of $1 million also contributed to the improvement.

•
an increase of $58 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana; and

•	an increase of $2 million in ETP’s intrastate transportation and storage operations due to lower operating expenses and lower general and administrative expenses; partially offset by

•
a decrease of $47 million in ETP’s midstream operations primarily attributable to a $29 million decrease in non-fee based margins due to lower natural gas, crude oil and NGL prices and a $22 million decrease in from realized gains and losses on derivatives. In addition, midstream operating expenses increased by $7 million primarily due to assets were recently placed in service, and midstream general and administrative expenses increased by $9 million primarily due to a higher allocation of costs to the midstream operations. These unfavorable variances were partially offset by a $4 million increase in fee-based revenues due to increased production and increased capacity from assets recently placed in service and a $5 million increase in adjusted EBITDA related to unconsolidated affiliates due to increased volumes through ETP’s unconsolidated joint ventures;

•
a decrease of $72 million in ETP’s retail marketing operations as a result of ETP’s transfer of the general partner interest of Sunoco LP to ETE and the completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016; and

•	a decrease of approximately $14 million in ETP’s all other operations, primarily due to unfavorable results from the natural resources operations.
Unrealized Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and three months ended March 31, 2016 compared to the same periods last year, the changes included $11 million and $3 million of increases from unrealized losses related to derivatives from ETP’s midstream operations and intrastate transportation and storage services operations, respectively, partially offset by a decrease of $2 million related to ETP’s Investment in Sunoco Logistics operations.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three months ended March 31, 2016 compared to the same periods last year, ETP’s operating expenses decreased $271 million as a result of ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three months ended March 31, 2016 compared to the same period last year, ETP’s selling, general and administrative expenses decreased $49 million as a result of ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations in addition to a $22 million decrease in other operations as a result of a reduction in allocations and lower employee related expenses for the three months ended March 31, 2016.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three months ending March 31, 2016 increased compared to the same period last year primarily due to $57 million of adjusted EBITDA related to Sunoco LP, which is an equity method investment subsequent to July 1, 2015 as a result of ETP’s deconsolidation.
Investment in Sunoco LP

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$3,202	$4,342	$(1,140)
Cost of products sold	2,703	3,901	(1,198)
Gross margin	499	441	58
Operating expenses, excluding non-cash compensation expense	(282)	(264)	(18)
Selling, general and administrative, excluding non-cash compensation expense	(42)	(44)	2
Inventory fair value adjustments	(13)	(7)	(6)
Unrealized losses on commodity risk management activities	(3)	2	(5)
Segment Adjusted EBITDA	$159	$128	$31
The Investment in Sunoco LP segment reflects the results of Sunoco LP for all periods presented. Sunoco LP obtained control of Sunoco, LLC in April 2015, Susser in July 2015 and the legacy Sunoco, Inc. retail business in March 2016. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning August 29, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business beginning August 29, 2014. Sunoco, LLC and Susser were also consolidated by ETP until April 2015 and July 2015, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the three months ended March 31, 2015. ETE’s consolidated results reflect the elimination of Sunoco, LLC, Susser and the legacy Sunoco,

Inc. retail business for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
Segment Adjusted EBITDA. The increase in Segment Adjusted EBITDA the three months ended March 31, 2016, compared to the same period in the prior year is primarily due to an increase in gross margin on wholesale motor fuels related to the Sunoco LLC business and an increases in the gross margin on retail motor fuel sales and merchandise sales, both primarily related to the Stripes business.
Investment in Lake Charles LNG

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$49	$54	$(5)
Operating expenses, excluding non-cash compensation expense	(4)	(4)	—
Selling, general and administrative, excluding non-cash compensation expense	(1)	(1)	—
Segment Adjusted EBITDA	$44	$49	$(5)
Lake Charles LNG derives all of its revenue from a long-term contract with BG Group plc.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP and cash flows from the operations of Lake Charles LNG. The amount of cash that our subsidiaries distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below. In connection with previous transactions, we have relinquished a portion of incentive distributions to be received, and we may agree to do so in the future, in connection with transactions or otherwise.
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
ETP currently expects capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$25	$35	$30	$35
Interstate transportation and storage(2)(3)	200	240	110	115
Midstream	1,050	1,100	130	140
Liquids transportation and services:
NGL	975	1,025	20	25
Crude(2)(3)	350	400	—	—
All other (including eliminations)	65	75	25	30
Total direct capital expenditures	2,665	2,875	315	345

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.21 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Bayou Bridge and Rover pipeline projects. .
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
Sunoco LP currently expects to make capital expenditures in the following amounts:

	Growth (1)		Maintenance
	Low	High	Low	High
Year ended December 31, 2016	$390	$420	$100	$110
(1) The above growth capital spending estimate includes 35 to 40 new-to-industry stores that are planned to be built in 2016.
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
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash provided by operating activities during 2016 was $985 million as compared to $575 million for 2015. Net income was $336 million and $221 million for 2016 and 2015, respectively. The difference between net income and the net cash provided by operating activities for the three months ended March 31, 2016 primarily consisted of net changes in operating assets and liabilities of $90 million and non-cash items totaling $475 million.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $562 million and $493 million, respectively, unit-based compensation expense of $1 million and $23 million, respectively, and equity in earnings of unconsolidated affiliates of $61 million and $57 million, respectively. Non-cash activity in 2016 and 2015 also included deferred income taxes of $46 million and $20 million, respectively.
Cash paid for interest, net of interest capitalized, was $427 million and $387 million for the three months ended March 31, 2016 and 2015, respectively.
Capitalized interest was $57 million and $32 million for the three months ended March 31, 2016 and 2015, respectively.
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
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash used in investing activities during 2016 was $1.94 billion as compared to $2.59 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $1.94 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $2.15 billion. During the three months ended March 31, 2015, we paid cash for acquisitions of $370 million, we paid $129 million for the purchase of noncontrolling interest and we received $64 million in proceeds from the sale of noncontrolling interest.
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
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash provided by financing activities during 2016 was $1.16 billion as compared to $3.03 billion for 2015. In 2016, ETP received $363 million in net proceeds from offerings of their common units as compared to $135 million in 2015. In 2016, Sunoco Logistics received $301 million in net proceeds from offerings of their common units as compared to $689 million in 2015. During 2016, we had a consolidated net increase in our debt level of $1.33 billion as compared to a net increase of $2.79 billion for 2015. We have paid distributions of $299 million and $244 million to our partners in 2016 and in 2015, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $658 million and $565 million in 2016 and 2015, respectively.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2016	December 31, 2015
Parent Company Indebtedness:
ETE Senior Secured Notes	$3,337	$3,337
ETE Senior Secured Term Loan, due December 2, 2019	2,190	2,190
ETE Senior Secured Revolving Credit Facility	965	860
Subsidiary Indebtedness:
ETP Senior Notes	19,439	19,439
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes (1)	4,975	4,975
Transwestern Senior Notes	782	782
Sunoco LP Senior Notes	1,400	1,400
Sunoco LP Term Loan	2,035	—
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	4	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	942	562
Sunoco LP $1.5 billion Revolving Credit Facility due March 2020	675	450
Other Long-Term Debt	156	157
Unamortized premiums and fair value adjustments, net	130	141
Deferred debt issuance costs	(249)	(237)
Total	38,331	36,968
Less: Current maturities of long-term debt	930	131
Long-term debt and notes payable, less current maturities	$37,401	$36,837

(1)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of March 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

Sunoco LP Term Loan and Senior Notes
In March, 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. The full amount was borrowed by Sunoco LP as of March 31, 2016. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
Revolving Credit Facilities
Parent Company Credit Facility
Indebtedness under the Parent Company Credit Facility is secured by all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets, but is not guaranteed by any of the Parent Company’s subsidiaries.
As of March 31, 2016, we had $965 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $535 million.

ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of March 31, 2016, the ETP Credit Facility had $4 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2016, the Sunoco Logistics Credit Facility had $942 million of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of March 31, 2016, the Sunoco LP Credit Facility had $675 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2016.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
The total amounts of distributions declared and/or paid during the three months ended March 31, 2016 and 2015 were as follows (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Limited Partners	$240	$264
General Partner interest	1	1
Class D units	—	1
Total Parent Company distributions	$241	$266
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions historically has been primarily generated from its direct and indirect interests in ETP and Sunoco LP. Lake Charles LNG also contributes to the Parent Company’s cash available for distributions.
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
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Three Months Ended March 31,
	2016	2015
Distributions from ETP:
Limited Partner interests	$3	$24
Class H Units	83	56
General Partner interest	8	8
IDRs	331	300
IDR relinquishments net of Class I Unit distributions	(34)	(27)
Total distributions from ETP	391	361
Distributions from Sunoco LP (1)	21	—
Total distributions received from subsidiaries	$412	$361

(1)	Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP.
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$103
2017	128
2018	105
2019	95
ETE may agree to relinquish its rights to additional amounts of incentive distributions in future periods. Please see “Risk Factors — ETE may agree to relinquish its rights to a portion of its incentive distributions in future periods without the consent of ETE unitholders.”
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.

Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
The total amounts of ETP distributions declared during the three months ended March 31, 2016 and 2015 were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Limited Partners:
Common Units	$529	$489
Class H Units	83	56
General Partner interest	8	8
IDRs	331	300
IDR relinquishments net of Class I Unit distributions	(34)	(27)
Total ETP distributions	$917	$826
Cash Distributions Paid by Sunoco Logistics
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
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
The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Limited Partners:
Common units held by public	$107	$75
Common units held by ETP	33	28
General Partner interest held by ETP	3	3
Incentive distributions held by ETP	89	59
Total distributions declared	$232	$165

Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
The total amounts of Sunoco LP distributions declared during the periods presented were as follows (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Limited Partners:
Common units held by public	$41	$13
Common and subordinated units held by ETP	35	10
Common and subordinated units held by ETE	2	—
General Partner interest and Incentive distributions	20	2
Total distributions declared	$98	$25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, there have been no material changes to our primary market risk exposures or how those exposures are managed.
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

	March 31, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,712,500	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX (1)	63,825,000	(5)	1	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	(344,954)	(4)	2	357,092	—	2
Futures	2,675,597	—	—	(109,791)	2	—
Options — Puts	(227,600)	—	—	260,534	—	—
Options — Calls	1,011,600	2	—	1,300,647	—	3
Crude (Bbls):
Futures	(616,000)	7	3	(591,000)	4	3
Options — Puts	(300,000)	—	—	—	—	—
Options — Calls	300,000	—	—	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(9,175,000)	2	—	(6,522,500)	—	—
Swing Swaps IFERC	105,170,000	(1)	—	71,340,000	(1)	—
Fixed Swaps/Futures	(6,862,500)	13	5	(14,380,000)	(1)	5
Forward Physical Contracts	26,156,570	3	—	21,922,484	4	5
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(6,273,000)	1	13	(8,146,800)	10	13
Refined Products (Bbls) — Futures	(2,846,000)	2	18	(1,289,000)	8	11
Corn (Bushels) - Futures	122,000	—	2	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(23,215,000)	—	—	(37,555,000)	—	—
Fixed Swaps/Futures	(23,215,000)	4	4	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2016, we and our subsidiaries had $9.08 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $91 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		March 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$200	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $185 million as of March 31, 2016. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $46 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
ITEM 1A. RISK FACTORS
ETE’s entry into a merger agreement whereby ETE will acquire WMB presents several risks. Some risks are similar to the risks associated with our existing business that have recently been disclosed. However, certain of those risks represent new risks related to our business or existing risks that have become more significant. The following risk factors should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
There is no assurance when or if the merger will be completed, and ETE believes there is substantial risk that the merger will not be consummated.
Completion of the merger is subject to satisfaction or waiver of a number of conditions that must be satisfied or waived, including the receipt by ETC and WMB of a tax opinion from Latham to the effect that the WMB Contribution and ETE’s issuance of ETE Class E units to ETC should qualify as an exchange to which Section 721(a) of the Code applies. Latham has recently advised ETE that it has concluded that there is a substantial risk that the IRS could successfully assert that the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies based, in part, on the belief that the decline in value of ETE’s common units since the merger agreement was executed has increased such risk. In arriving at this conclusion, Latham considered and discussed with ETE claims that the IRS could possibly assert regarding whether the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies, including the possibility that the IRS would successfully disregard the form of the transaction and, therefore, assert that a portion of the cash consideration being paid by ETE for ETC common shares, which cash will be used by ETC to fund the cash consideration in the merger, may be deemed paid by ETE to ETC for the WMB assets in the WMB Contribution. Latham has advised ETE that considering the potential claims that the IRS may successfully assert and the level of uncertainty regarding the ultimate outcome of these claims, Latham would not be able to deliver the 721 Opinion were the opinion requested as of the date of this Quarterly Report on Form 10-Q.
The ability of Latham to deliver the 721 Opinion is also dependent on ETE not being treated as an investment company for federal income tax purposes if ETE were incorporated. Although ETE has previously received a private letter ruling from the IRS that addressed material legal issues with respect to ETE not being treated as an investment company for federal income tax purposes, that private letter ruling was based, in part, on a representation by ETE that is no longer accurate because of the significant decline in the valuation of ETE’s direct ownership interests in ETP. Consequently, ETE has submitted an additional private letter ruling request to the IRS for purposes of determining whether ETE is an investment company for federal income tax purposes without regard to this representation. ETE expects to receive a favorable private letter ruling on this from the IRS in May 2016 prior to the closing of the merger; however, if such favorable private letter ruling is not received prior to the closing of the merger, Latham would not be able to deliver the 721 Opinion.
After Latham advised ETE that it would not be able to deliver the 721 Opinion as described above, ETE consulted not only with Latham, but also with other legal advisors, regarding the risks that the WMB Contribution would not be a transaction to which Section 721(a) of the Code applies. Following those consultations and based on the information available to it, ETE believes that there is a substantial risk that the WMB Contribution will not be a transaction to which Section 721(a) of the Code applies given the risk that the IRS will successfully disregard the form of the transaction and, therefore, assert that a portion of the cash consideration being paid by ETE for ETC common shares, which cash will be used by ETC to fund the cash consideration in the merger, will be deemed paid by ETE to ETC for the WMB assets in the WMB Contribution.
ETE has also considered WMB’s views. On advice of Cravath, special counsel to WMB in connection with the transaction, WMB has advised ETE that it disagrees with Latham’s position and that, assuming ETE is not treated as an investment company for federal income tax purposes, it believes the WMB Contribution should be a transaction to which Section 721(a) of the Code applies. Further, in an effort to address ETE’s concerns, WMB has proposed two alternative transaction structures, each of which WMB and Cravath believe fully address ETE’s concerns (assuming that ETE is not treated as an investment company for federal income tax purposes). On advice of Cravath, WMB believes that the covenants in the merger agreement that require the parties to use commercially reasonable efforts to cause the WMB Contribution to qualify as an exchange to which Section 721(a) of the Code applies and to obtain the 721 Opinion require ETE and WMB to restructure the existing transaction in a manner such as WMB has suggested. ETE has advised WMB that it does not believe, after consultation with its legal advisors, that the merger agreement requires ETE to restructure the existing transaction as WMB has proposed. ETE has further advised WMB that, reserving its rights to assert that restructuring of the existing transaction is not required under the merger agreement, it has discussed the alternative transaction structures proposed by WMB and that, after consulting with Latham and the other legal advisors and based on their advice, ETE has concluded that there would remain the substantial risk of material taxation described above if the existing transaction were to be restructured based on either of these alternative transaction structures.
ETE is continuing to evaluate the tax risks referred to above and has expressed its willingness to continue to discuss the matter with WMB. Further, although ETE is fully committed to meeting its obligations under the merger agreement and using its reasonable best efforts to have the ETC registration statement on Form S-4 declared effective so that WMB may proceed to a stockholder meeting to vote on the merger, ETE believes that there is a substantial risk that the closing condition relating to the 721 Opinion will not be met or waived and that the merger will not be consummated. If the closing condition relating to the 721 Opinion is not met or waived, and as a result the merger is not consummated, ETE expects to announce this outcome in a press release and file a Current Report on Form 8-K with the SEC regarding the same.
Additional conditions that must be satisfied or waived include the WMB stockholder approval of the Merger Proposal, the termination of the waiting period applicable to the merger under antitrust laws, the absence of any law or order prohibiting the closing of the merger, the declaration by the SEC of the effectiveness of the registration statement on Form S-4 and the authorization of the listing on the NYSE of the ETC common shares. There can be no assurance that ETC, ETE and WMB will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.
Completion of the merger is also conditioned on the accuracy of representations and warranties made by the parties to the merger agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the merger agreement.
ETE and WMB can mutually agree at any time to terminate the merger agreement, even if WMB stockholders have already voted to approve the merger agreement. ETE and WMB can also terminate the merger agreement under other specified circumstances.
ETE may fail to realize many of the anticipated benefits of the merger.
ETE entered into the merger agreement because it believed that the transaction would be beneficial to WMB and its stockholders, ETC and its shareholders and ETE and its unitholders for a number of reasons, including its identification of commercial synergies it expected would generate EBITDA in excess of $2 billion per year by 2020 and require over $5 billion of incremental capital investment to achieve. Since September 28, 2015, as part of ETE and WMB’s joint integration planning efforts, ETE and WMB have further analyzed commercial synergy opportunities, given industry conditions and other facts and circumstances, and currently believe that the base case for EBITDA from commercial synergies that is reasonably probable to be achieved is $126 million per year by 2020. ETE and WMB also anticipate that the net capital savings to be incurred in connection with these commercial synergies would be approximately $220 million. The ongoing integration efforts to date suggest that a significant portion of the originally anticipated commercial synergies of the proposed combination are unlikely to be achieved, and the achievement of the anticipated benefits of the proposed combination with WMB will depend in part upon whether ETE can integrate the businesses of WMB in an effective and efficient manner. ETE may not be able to accomplish this integration process successfully. The integration of any business may be complex and time-consuming. The difficulties that could be encountered include the following:
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
The likelihood that ETE will not realize the full extent of the benefits of the proposed combination with WMB originally anticipated by ETE, as well as any delays encountered in the integration process and the realization of such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of ETE, which may adversely affect the value of ETE common units and, in turn, the value of ETC common shares after the completion of the merger.

The completion of the merger may result in ratings organizations and/or securities analysts taking actions that may adversely affect the business, financial condition, results of operations and cash flows of ETC, ETE and the ETE Entities, as well as the market price of ETC’s, ETE’s and the ETE Entities’ securities.
In connection with the completion of the merger, the sustained low commodity price environment and other facts and circumstances, ratings agencies may reevaluate ETE’s ratings. A downgrade may increase ETE’s and the ETE Entities’ cost of borrowing, may negatively impact ETE’s and the ETE Entities’ ability to raise additional debt capital, may negatively impact ETE’s and the ETE Entities’ ability to successfully compete, and may negatively impact the willingness of counterparties to deal with ETE and the ETE Entities, each of which could have a material adverse effect on the business, financial condition, results of operations and cash flows of ETC, ETE and the ETE Entities, as well as the market price of ETC’s, ETE’s and the ETE Entities’ securities.
In addition, the trading market for ETC securities will depend, as the trading market for ETE’s and the ETE Entities’ securities depends, in part on the research and reports that third-party securities analysts publish about ETC, ETE and the ETE Entities and the industry in which ETC participates. In connection with the completion of the merger, one or more of these analysts could downgrade ETC’s, ETE’s and the ETE Entities’ securities or issue other negative commentary about ETC, ETE and the ETE Entities and the industry in which ETC participates, which could cause the trading price of such securities to decline.
As of March 31, 2016, ETE had approximately $6.44 billion of debt on a stand-alone basis and approximately $38.33 billion of consolidated debt, excluding the debt of its joint ventures. In addition, in connection with the merger, ETE expects to incur an additional $6.05 billion of debt to fund the cash consideration for the transaction and to assume approximately $4.2 billion of debt outstanding under WMB’s senior notes. In light of the decline in energy commodity prices and ETE’s current leverage and credit profile, there is a risk that the incurrence of such additional debt could adversely affect ETE’s credit ratings. Any downgrade in ETE’s credit ratings following the transaction could adversely affect the investment grade credit ratings of ETP, SXL and WPZ, and the credit rating of Sunoco. ETP and WPZ currently maintain investment grade ratings by Moody’s, S&P and Fitch. However, those current ratings may not remain in effect for any given period of time and a rating may be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. If Moody’s, S&P or Fitch were to downgrade the long-term rating of any of the ETE Entities, particularly below investment grade, ETE’s consolidated borrowing costs could significantly increase, which would adversely affect ETE’s consolidated financial results, and the terms of ETE’s credit agreements could become significantly more restrictive. The potential pool of investors and funding sources could also decrease. Further, due to the relationship between ETE and the ETE Entities, any downgrade of ETE’s credit ratings could also result in a downgrade in one or more of the ETE Entities’ credit ratings. ETE’s ability to refinance the $6.05 billion of debt expected to be incurred in connection with the merger or its $1.5 billion senior secured revolving credit facility, which matures in December 2018, on commercially reasonable terms or at all may also be materially impacted if ETE’s access to capital markets becomes limited due to a credit ratings downgrade or other disruptions.
In addition, WMB has commenced litigation seeking, among other things, to unwind the private offering of Convertible Units. While ETE believes WMB’s claims are without merit, ETE believes that if WMB is successful in unwinding the Convertible Units offering, it could have a negative impact on ETE’s efforts to maintain its ratings with Moody’s, S&P, or Fitch.
Additionally, the merger, if followed by a decrease in the rating of WPZ’s outstanding 6.125% Senior Notes due 2022, 4.875% Senior Notes due 2023 and 4.875% Senior Notes due 2024 (collectively, the “Applicable WPZ Notes”) by either Moody’s or S&P within ninety days of the closing date, will result in a change of control as defined in the indentures governing the Applicable WPZ Notes (the “Applicable WPZ Notes Indentures”). ETE can provide no assurance that a downgrade will not occur. The occurrence of a change of control under the Applicable WPZ Notes Indentures will trigger an obligation for WPZ to offer to purchase all or any part of each series of Applicable WPZ Notes at a purchase price equal to 101% of the principal amount of each series of Applicable WPZ Notes, plus accrued and unpaid interest thereon to the date of repurchase. The aggregate principal amount of the Applicable WPZ Notes is $2.9 billion. If WPZ is required to repurchase some or all of the Applicable WPZ Notes, its ability to do so would be subject to the same risk factors associated with financing its business.
ETE may agree to relinquish its rights to a portion of its incentive distributions in future periods without the consent of ETE unitholders.
As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments,” ETE believes that there is a substantial risk that the condition to its obligations to complete the merger with WMB related to the delivery of a tax opinion by Latham & Watkins LLP to the effect that the contribution of WMB’s assets and liabilities to ETE and ETE’s issuance of Class E units to ETC should qualify as an exchange to which Section 721(a) of the Internal Revenue Code applies will not be satisfied or waived by ETE and that the merger will not be consummated. However, to the extent that such condition is satisfied or waived, and the merger is completed, ETE has stated in the last amendment to ETC’s Registration Statement on Form S-4 filed with the SEC on May 4, 2016 that, following consummation of the merger, it would be likely to (i) agree to relinquish incentive distributions to which it would otherwise be entitled from each of ETP and WPZ in order to make it more likely that each of ETP and WPZ would be able to maintain their respective investment grade credit ratings without reducing distributions payable with respect to ETP’s or WPZ’s common units, and (ii) that such relinquishment would likely result in ETE not making any distributions with respect to its common units for a period of two years. Any such actions could have a material adverse impact on ETE and the trading prices of its common units. There can be no assurances that the board of directors of LE GP will ultimately approve incentive distribution waivers in such amounts or at all or that any incentive distribution waivers would permit ETP or WPZ to maintain their respective investment grade credit ratings (with or without reducing distributions payable with respect to their respective common units).
ETE and WMB do not agree on whether ETE’s offering of the Convertible Units without WMB’s consent was a violation of the merger agreement, and WMB has filed lawsuits against ETE, LE GP and Kelcy L. Warren in relation thereto.
The merger agreement requires ETE and WMB to obtain the other party’s consent to take certain actions prior to the closing of the merger. ETE believes that the terms of the merger agreement permitted ETE to provide the opportunity to participate in the Plan to all of its common unitholders. In order to offer participation in the Plan to all of its common unitholders, ETE would have been required to file a registration statement with the SEC relating to the public offering of the Convertible Units. Such a filing would require the consent of WMB’s independent registered accounting firm to the incorporation by reference in the registration statement of its report on WMB’s audited financial statements. However, after ETE advised WMB of ETE’s intention to pursue a public offering of the Convertible Units pursuant to the Plan, WMB declined to allow its independent registered accounting firm to provide the auditor consent required to be included in a registration statement for a public offering. WMB also advised ETE that WMB believed its consent was required under the merger agreement for the public offering and declined to consent. As a result, ETE determined to conduct a private offering to certain accredited investors that was not subject to the SEC rules requiring the consent of WMB’s independent registered accounting firm. ETE believes that both the proposed public offering and the completed private offering are permitted by the terms of the merger agreement and as a result did not request WMB’s consent to pursue the private offering.
WMB claims that the Convertible Units offering required WMB’s consent under the merger agreement and that by proceeding without WMB’s consent, ETE violated the merger agreement. WMB filed a lawsuit in the Court of Chancery of the State of Delaware for breach of the merger agreement seeking, among other things, to unwind the private offering of Convertible Units. WMB has also filed a lawsuit against Kelcy Warren, in his capacity as the largest ETE unitholder, in the District Court of Dallas County, Texas, for tortious interference with the merger agreement in connection with the Convertible Units offering, seeking damages, among other things. WMB claims that Mr. Warren induced ETE to undertake the Convertible Units offering.
ETE believes that the lawsuits are without merit and intends to vigorously defend its actions. At this preliminary stage, there is no way to predict the outcome of these lawsuits. In addition, the lawsuits could, among other things, adversely affect the business and results of operation, as well as the liquidity, of ETE and the ETE Entities and impact the trading price of ETE common units.
Litigation commenced by WMB against ETE, LE GP and Kelcy Warren could cause ETE to incur substantial costs, may present material distractions and, if decided adverse to ETE, could negatively impact ETE’s financial position and credit ratings.
On April 6, 2016, WMB filed a complaint against ETE and LE GP in the Delaware Court of Chancery and a petition against Mr. Warren in the district court of Dallas, Texas, relating to the Convertible Units offering. Among other remedies, WMB seeks to unwind the Convertible Units offering. On May 3, 2016, ETE and LE GP filed an answer and counterclaim to WMB’s complaint. These lawsuits could result in substantial costs to ETE, including litigation costs and settlement costs. ETE believes that the time required by the management of ETE and its counsel to defend against the allegations made by WMB in the litigation against ETE and Mr. Warren is likely to be substantial and the time required by Mr. Warren and other officers and employees of LE GP, assuming WMB actively pursues such litigation, is also likely to be substantial. ETE believes that the time spent dealing with this litigation will reduce the time that could be spent dealing with the operational challenges facing ETE as well as the issues presented by the merger. The defense or settlement of any lawsuit or claim that remains unresolved may result in negative media attention, and may adversely affect ETE’s business, reputation, financial condition, results of operations, cash flows and market price. In addition, since ETE states that it undertook the Convertible Units offering in an effort to maintain its current credit ratings with Moody’s, S&P and Fitch, if the Convertible Units offering is unwound, ETE’s financial position and credit ratings could be negatively impacted. Immediately after the closing of the merger, the actions against ETE, LE GP and Mr. Warren would be contributed from ETC to ETE as part of the WMB Contribution. Accordingly, after closing, ETE will have the right to determine whether to proceed with such actions based on the best interests of the ETE unitholders and the ETC shareholders at such time.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
Other Exhibits
Energy Transfer Equity, L.P.
3.1
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated as of March 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed March 9, 2016)

10.1*	Form of Election Form Relating to the Plan
Other Exhibits
31.1*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	May 6, 2016	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)