Form 10-Q
period 2016-06-30
Energy Transfer Equity, L.P.
filed 2016-08-05
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 29, 2016, the registrant had 1,044,791,157 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016 and “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC

Convertible Units	Series A Convertible Preferred Units in ETE

EPA	Environmental Protection Agency

ET Rover	ET Rover Pipeline LLC

ETC	Energy Transfer Corp LP

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Preferred Units	ETP’s Series A Convertible Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

ii

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PHMSA	Pipeline Hazardous Materials Safety Administration

Plan	the plan of the Partnership pursuant to which eligible offerees elected to forgo certain distributions on some or all of their ETE common units and reinvest those distributions in convertible units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.

WTI	West Texas Intermediate Crude
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$475	$606
Accounts receivable, net	2,944	2,400
Accounts receivable from related companies	60	119
Inventories	1,929	1,636
Derivative assets	38	46
Other current assets	644	603
Total current assets	6,090	5,410

Property, plant and equipment	58,663	54,979
Accumulated depreciation and depletion	(7,277)	(6,296)
	51,386	48,683

Advances to and investments in unconsolidated affiliates	3,453	3,462
Non-current derivative assets	18	—
Other non-current assets, net	742	730
Intangible assets, net	5,356	5,431
Goodwill	7,515	7,473
Total assets	$74,560	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,931	$2,274
Accounts payable to related companies	20	28
Derivative liabilities	29	69
Accrued and other current liabilities	2,195	2,408
Current maturities of long-term debt	1,013	131
Total current liabilities	6,188	4,910

Long-term debt, less current maturities	38,501	36,837
Long-term notes payable – related companies	107	—
Non-current derivative liabilities	367	137
Deferred income taxes	5,215	4,590
Other non-current liabilities	1,137	1,069

Commitments and contingencies

Preferred units of subsidiary	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(2)	(2)
Limited Partners:
Common Unitholders	(1,738)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	59	—
Total partners’ capital (deficit)	(1,681)	(932)
Noncontrolling interest	24,678	24,530
Total equity	22,997	23,598
Total liabilities and equity	$74,560	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Natural gas sales	$695	$898	$1,533	$1,933
NGL sales	1,150	988	2,090	1,969
Crude sales	1,714	2,680	2,923	4,888
Gathering, transportation and other fees	1,087	1,035	2,090	2,081
Refined product sales	3,877	4,434	6,416	8,090
Other	821	1,559	1,974	3,013
Total revenues	9,344	11,594	17,026	21,974
COSTS AND EXPENSES
Cost of products sold	7,054	9,338	12,676	17,825
Operating expenses	688	663	1,329	1,291
Depreciation, depletion and amortization	588	514	1,150	1,007
Selling, general and administrative	187	183	343	338
Total costs and expenses	8,517	10,698	15,498	20,461
OPERATING INCOME	827	896	1,528	1,513
OTHER INCOME (EXPENSE)
Interest expense, net	(450)	(408)	(877)	(779)
Equity in earnings of unconsolidated affiliates	95	117	156	174
Losses on extinguishments of debt	—	(33)	—	(33)
Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Other, net	24	17	40	24
INCOME BEFORE INCOME TAX BENEFIT	415	716	696	949
Income tax benefit	(9)	(56)	(64)	(44)
NET INCOME	424	772	760	993
Less: Net income attributable to noncontrolling interest	183	474	207	411
NET INCOME ATTRIBUTABLE TO PARTNERS	241	298	553	582
General Partner’s interest in net income	1	—	2	1
Convertible Unitholders’ interest in income	1	—	1	—
Class D Unitholder’s interest in net income	—	—	—	1
Limited Partners’ interest in net income	$239	$298	$550	$580
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.23	$0.28	$0.53	$0.54
Diluted	$0.23	$0.28	$0.52	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$424	$772	$760	$993
Other comprehensive income (loss), net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	—	—	1
Change in value of available-for-sale securities	3	(1)	5	—
Actuarial gain (loss) relating to pension and other postretirement benefit plans	6	—	(3)	45
Foreign currency translation adjustments	—	—	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	(5)	—	(11)	(2)
	4	(1)	(10)	42
Comprehensive income	428	771	750	1,035
Less: Comprehensive income attributable to noncontrolling interest	187	470	197	450
Comprehensive income attributable to partners	$241	$301	$553	$585

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Series A Convertible Preferred Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance, December 31, 2015	$(2)	$(952)	$22	$—	$—	$24,530	$23,598
Distributions to partners	(2)	(538)	—	—	—	—	(540)
Distributions to noncontrolling interest	—	—	—	—	—	(1,343)	(1,343)
Distributions reinvested	—	(58)	—	58	—	—	—
Subsidiary units issued	—	(12)	—	—	—	1,087	1,075
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	(22)	—	—	43	21
Capital contributions received from noncontrolling interest	—	—	—	—	—	161	161
Units repurchased under buyback program	—	—	—	—	—	—	—
Sunoco, Inc. retail business to Sunoco LP transaction	—	(741)	—	—	—	—	(741)
Other comprehensive loss, net of tax	—	—	—	—	—	(10)	(10)
Other, net	—	13	—	—	—	3	16
Net income	2	550	—	1	—	207	760
Balance, June 30, 2016	$(2)	$(1,738)	$—	$59	$—	$24,678	$22,997

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$760	$993
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,150	1,007
Deferred income taxes	(84)	77
Amortization included in interest expense	(1)	(16)
Unit-based compensation expense	23	48
(Gains) losses on disposal of assets	6	(3)
Losses on extinguishments of debt	—	33
Inventory valuation adjustments	(168)	(150)
Equity in earnings of unconsolidated affiliates	(156)	(174)
Distributions from unconsolidated affiliates	133	162
Other non-cash	(114)	22
Net change in operating assets and liabilities, net of effects of acquisition	(31)	(886)
Net cash provided by operating activities	1,518	1,113
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(116)	(475)
Cash proceeds from sale of noncontrolling interest in Rover Pipeline LLC to AE-Midco Rover, LLC	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Capital expenditures, excluding allowance for equity funds used during construction	(3,723)	(4,181)
Contributions in aid of construction costs	25	12
Contributions to unconsolidated affiliates	(30)	(43)
Distributions from unconsolidated affiliates in excess of cumulative earnings	56	64
Proceeds from the sale of assets	16	15
Change in restricted cash	(2)	8
Other	(1)	(8)
Net cash used in investing activities	(3,775)	(4,673)
FINANCING ACTIVITIES
Proceeds from borrowings	12,048	15,466
Repayments of long-term debt	(9,551)	(11,301)
Subsidiary units issued for cash	1,075	1,773
Distributions to partners	(540)	(509)
Debt issuance costs	(29)	(61)
Distributions to noncontrolling interest	(1,343)	(1,133)
Capital contributions received from noncontrolling interest	161	398
Units repurchased under buyback program	—	(294)
Other, net	305	(3)
Net cash provided by financing activities	2,126	4,336
Increase (decrease) in cash and cash equivalents	(131)	776
Cash and cash equivalents, beginning of period	606	847
Cash and cash equivalents, end of period	$475	$1,623

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
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Sunoco LP;

•	consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDR interests in ETP and Sunoco LP; and

•	our wholly-owned subsidiary, Lake Charles LNG.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact, if any, that adopting this new standard will have on the consolidated financial statements and related disclosures.
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

2.	ACQUISITIONS AND CONTRIBUTION TRANSACTIONS
WMB Merger
On June 24, 2016, the Delaware Court of Chancery issued an opinion finding that ETE was contractually entitled to terminate its Merger Agreement with WMB in the event Latham & Watkins LLP (“Latham”) were unable to deliver a required tax opinion on or prior to June 28, 2016. Latham advised ETE that it was unable to deliver the tax opinion as of June 28, 2016. Consistent with its rights and obligations under the merger agreement, ETE subsequently provided written notice terminating the merger agreement due to the failure of conditions under the merger agreement, including Latham’s inability to deliver the tax opinion, as well as the other bases detailed in ETE’s filings in the Delaware lawsuit referenced above.
WMB has appealed the decision by the Delaware Court of Chancery to the Delaware Supreme Court.

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
Other Sunoco LP Acquisitions
In June 2016, Sunoco LP entered into a definitive agreement to purchase the fuels business from Emerge Energy Services LP for $179 million, subject to working capital and other adjustments. The transaction is scheduled to close in the third quarter of 2016, subject to regulatory clearances and the satisfaction of other customary closing conditions. Additionally, Sunoco LP made other acquisitions primarily consisting of convenience stores, totaling $114 million plus the value of inventory on hand at closing and increasing goodwill by $45 million.

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
Non-cash investing activities were as follows:

	Six Months Ended June 30,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$881	$693
Gains (losses) from subsidiary common unit issuances, net	(12)	50

4.	INVENTORIES
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Natural gas and NGLs	$552	$415
Crude oil	564	424
Refined products	452	420
Other	361	377
Total inventories	$1,929	$1,636
We utilize commodity derivatives to manage price volatility associated with our natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2016 was $39.84 billion and $39.51 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.22 billion and $36.97 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in the preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the six months ended June 30, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 based on inputs used to derive their fair values:

	Fair Value Measurements at June 30, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$29	$—	$29	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	18	18	—	—
Swing Swaps IFERC	6	—	6	—
Fixed Swaps/Futures	41	41	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	30	—	30	—
Futures	—	—	—	—
Options — Calls	3	3	—	—
Natural Gas Liquids – Forwards/Swaps	76	76	—	—
Refined Products — Futures	10	10	—	—
Crude – Futures	5	5	—	—
Total commodity derivatives	193	153	40	—
Total assets	$222	$153	$69	$—
Liabilities:
Interest rate derivatives	$(358)	$—	$(358)	$—
Embedded derivatives in the ETP Preferred Units	(9)	—	—	(9)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(17)	(17)	—	—
Swing Swaps IFERC	(6)	(1)	(5)	—
Fixed Swaps/Futures	(64)	(64)	—	—
Forward Physical Swaps	(2)	—	(2)	—
Power:
Forwards	(28)	—	(28)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(88)	(88)	—	—
Refined Products — Futures	(21)	(21)	—	—
Crude — Futures	(7)	(7)	—	—
Total commodity derivatives	(234)	(199)	(35)	—
Total liabilities	$(601)	$(199)	$(393)	$(9)

	Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	16	16	—	—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Contracts	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options — Calls	1	1	—	—
Options — Puts	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	99	99	—	—
Refined Products — Futures	15	15	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	454	420	34	—
Total assets	$454	$420	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options — Calls	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(89)	(89)	—	—
Refined Products — Futures	(6)	(6)	—	—
Crude - Futures	(5)	(5)	—	—
Total commodity derivatives	(356)	(324)	(32)	—
Total liabilities	$(532)	$(324)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	(4)
Balance, June 30, 2016	$(9)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$424	$772	$760	$993
Less: Income attributable to noncontrolling interest	183	474	207	411
Net Income, net of noncontrolling interest	241	298	553	582
Less: General Partner’s interest in income	1	—	2	1
Less: Convertible Unitholders’ interest in income	1	—	1	—
Less: Class D Unitholder’s interest in income	—	—	—	1
Income available to Limited Partners	$239	$298	$550	$580
Basic Income per Limited Partner Unit:
Weighted average limited partner units	1,048.9	1,076.0	1,046.9	1,077.2
Basic income per Limited Partner unit	$0.23	$0.28	$0.53	$0.54
Diluted Income per Limited Partner Unit:
Income available to Limited Partners	$239	$298	$550	$580
Dilutive effect of equity-based compensation of subsidiaries, distributions to Class D Unitholder and distributions to Convertible Unitholders	1	1	1	1
Diluted income available to Limited Partners	$240	$299	$551	$581
Weighted average limited partner units	1,048.9	1,076.0	1,046.9	1,077.2
Dilutive effect of unconverted unit awards and Convertible Units	14.9	1.6	5.6	1.8
Diluted weighted average limited partner units	1,063.8	1,077.6	1,052.5	1,079.0
Diluted income per Limited Partner unit	$0.23	$0.28	$0.52	$0.54

7.	DEBT OBLIGATIONS
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
Revolving Credit Facility
The Parent Company’s revolving credit facility has a capacity of $1.5 billion. As of June 30, 2016, there were $885 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $615 million.
Subsidiary Indebtedness
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of June 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.

Sunoco Logistics Senior Notes
Sunoco Logistics had $175 million of 6.125% senior notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Sunoco Logistics Credit Facility.
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Sunoco LP Term Loan and Senior Notes
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. As of June 30, 2016, Sunoco LP had $1.2 billion outstanding under the term loan. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. As of June 30, 2016, the ETP Credit Facility had $1.13 billion of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2016, the Sunoco Logistics Credit Facility had $1.26 billion of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of June 30, 2016, the Sunoco LP Credit Facility had $675 million of outstanding borrowings and $22 million in standby letters of credit.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2016.

8.	EQUITY
ETE
The changes in ETE common units and Convertible Units during the six months ended June 30, 2016 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2015	—	1,044.8
Issuance of Series A Convertible Preferred Units	329.3	—
Outstanding at June 30, 2016	329.3	1,044.8

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
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period. The Convertible Units had $59 million carrying value as of June 30, 2016.
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
Repurchase Program
During the six months ended June 30, 2016, ETE did not repurchase any ETE common units under its current buyback program. As of June 30, 2016, $936 million remained available to repurchase under the current program.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the six months ended June 30, 2016, we recognized decreases in partners’ capital of $12 million.

ETP Common Unit Transactions
During the six months ended June 30, 2016, ETP received proceeds of $324 million, net of $3 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of June 30, 2016, approximately none of ETP’s common units were available to be issued under an equity distribution agreement. In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion.
During the six months ended June 30, 2016, distributions of $84 million were reinvested under ETP’s distribution reinvestment plan resulting in the issuance of 3.1 million common units. As of June 30, 2016, a total of 8.4 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics Common Unit Transactions
During the six months ended June 30, 2016, Sunoco Logistics received proceeds of $667 million, net of commissions of $7 million, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes.
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
Bakken Equity Sale
In August 2016, ETP and Sunoco Logistics announced they have signed an agreement to sell 36.75% of the Bakken Pipeline project to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation, for $2.00 billion in cash. The sale is expected to close in the third quarter of 2016, subject to certain closing conditions. ETP and Sunoco Logistics will receive $1.20 billion and $800 million in cash at closing, respectively, and will own a combined 38.25% of the Bakken Pipeline project.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
June 30, 2016	August 8, 2016	August 19, 2016	0.2850
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550

In July 2016, ETE agreed to relinquish incentive distributions over seven quarters, beginning with $75 million for the quarter ended June 30, 2016. ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$249
2017	593
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2016	December 31, 2015
Available-for-sale securities	$5	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial loss related to pensions and other postretirement benefits	5	8
Investments in unconsolidated affiliates, net	(11)	—
Subtotal	(6)	4
Amounts attributable to noncontrolling interest	6	(4)
Total AOCI, net of tax	$—	$—

9.	INCOME TAXES
For the three and six months ended June 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries. Also, for the three months ended June 30, 2015, the Partnership income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent, residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third party purchasers. In June 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement.  As of June 30, 2016, ETP continued to provide contingent, residual support of approximately $1 billion of borrowings.
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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The audit is ongoing.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental expense(1)	$57	$54	$108	$106
Less: Sublease rental income	(5)	(4)	(12)	(12)
Rental expense, net	$52	$50	$96	$94

(1)
Includes contingent rentals totaling $7 million and $6 million for the three months ended June 30, 2016 and 2015, respectively, and $9 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.

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
Mont Belvieu Incident
On June 26, 2016, a subsurface release of hydrocarbons and water, and a subsequent fire, occurred at Lone Star’s South Terminal.  All employees and contractors were accounted for, and there were no injuries. The cause of the fire and evaluation of possible damages is currently under investigation.
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
As of June 30, 2016, Sunoco, Inc. is a defendant in five cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. Sunoco informed Judge Goodman it is open to participating in global settlement discussions in a global mediation forum. The remaining portion of the New Jersey case remains in the MDL. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ Answering Brief is currently due on July 29, 2016.

Jamie Welch Litigation
On March 10, 2016, Jamie Welch (“Welch”) filed an original petition against ETE and LE GP, LLC (“LE GP”) in Texas state court in Dallas. Welch alleges that Defendants 1) breached their contractual obligation to deliver and convert Welch’s Class D units upon termination; 2) failed to deliver long term incentive shares awarded to Welch; 3) failed to pay Welch’s 2015 bonus; 4) breached their obligation to grant Welch an interest in the Lake Charles LNG project; and 5) breached their obligation to pay Welch his severance. Welch brings claims for breach of contract and quantum meruit. On April 12, 2016, Defendants removed Welch’s lawsuit from state court to federal court in Dallas pursuant to 28 U.S.C. §§ 1441 and 1446. On April 29, 2016, Welch filed an amended complaint and removed his claim for payment of severance benefits.
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
Litigation Filed By or Against WMB
On April 6, 2016, WMB filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12168-VCG. WMB alleged that Defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units (the “Convertible Units”). According to WMB, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. WMB sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
During a hearing on April 14, 2016, the Court granted WMB’s request to expedite the case and set a permanent injunction hearing for June 15, 2016.
On the same day that it filed the First Delaware WMB Litigation, WMB also filed a petition against Mr. Warren individually in the District Court of Dallas County, Texas (the “Texas WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Kelcy L. Warren, C.A. No. DC-16-03941. Mr. Warren sought dismissal of this lawsuit on the ground that WMB violated the Merger Agreement’s mandatory forum selection clause by filing the Texas WMB Litigation in Texas and not Delaware. On May 25, 2016, the Dallas court granted Mr. Warren’s motion and dismissed the Texas WMB Litigation without prejudice.
On May 3, 2016, ETE and LE GP filed an answer and counterclaim in the First Delaware WMB Litigation. The counterclaim asserts in general that WMB materially breached its obligations under the Merger Agreement by (a) blocking ETE’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow WMB’s independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering and (b) bringing the Texas WMB Litigation against Mr. Warren in the District Court of Dallas County, Texas.
On May 13, 2016, WMB filed a second lawsuit in the Delaware Court of Chancery against ETE and LE GP and added Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC as additional defendants (the “Second Delaware WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12337-VCG. In general, WMB alleged that the defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion under Section 721 of the Tax Code (“721 Opinion”), a condition precedent to the closing of the merger, and (b) taking actions that allegedly delayed the SEC in declaring the Form S-4 filed in connection with the merger (the “Form S-4”) effective. WMB asked the Court, in general, to (a) issue a declaratory judgment that ETE breached the Merger Agreement, (b) enjoin ETE from terminating the Merger Agreement on the basis that it failed to obtain a 721 Opinion, (c) enjoin ETE from terminating the Merger Agreement on the basis that the transaction failed to close by the outside date, and (d) force ETE to close the merger or take various other affirmative actions. WMB sought to expedite the second lawsuit, and ETE agreed to expedite both Delaware actions.

ETE also filed an answer and counterclaim in the Second Delaware WMB Litigation. In addition to the counterclaims previously asserted, ETE asserted that WMB materially breached the Merger Agreement by, among other things, (a) modifying or qualifying the WMB board of directors’ recommendation to its stockholders regarding the merger, (b) failing to provide material information to ETE for inclusion in the Form S-4 related to the merger necessary to prevent the Form S-4 from being materially misleading, (c) failing to facilitate the financing of the merger, (d) failing to be reasonable with respect to its withholding of its consent to ETE’s offering of Series A Convertible Preferred Units, and (e) failing to use its reasonable best efforts to consummate the merger. ETE sought, among other things, a declaration that it could validly terminate the Merger Agreement after June 28, 2016 in the event that Latham was unable to deliver the 721 Opinion on or prior to June 28, 2016.
After expedited discovery and a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied WMB’s requests for injunctive relief. WMB filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016. The appeal is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., No. 330, 2016. WMB’s initial appellate brief is due on August 11, 2016.
ETE intends to pursue its counterclaims, including its claim that WMB modified or qualified its board recommendation, which would entitle ETE to a termination fee of $1.48 billion if ETE were successful in proving that claim. ETE also intends to seek damages for WMB’s other breaches of the Merger Agreement.
Litigation Relating to the WMB Merger
Between October 5, 2015, and December 24, 2015, purported WMB stockholders filed six putative class action lawsuits in the Delaware Court of Chancery challenging the merger. The suits are captioned Greenwald et al. v. The Williams Companies, Inc., et al., C.A. No. 11573-VCG; Ozaki v. Armstrong et al., C.A. No. 11574-VCG; Blystone v. The Williams Companies, Inc., et al., C.A. No. 11601-VCG; Glener et al. v. The Williams Companies, Inc., et al., C.A. No. 11606-VCG; Amaitis et al. v. Armstrong et al., C.A. No. 11809-VCG; and State-Boston Retirement System et al. v. Armstrong et al., C.A. No. 11844-VCG. The complaints assert various claims against the individual members of WMB’s board of directors; ETE, ETC, ETC GP, LE GP and ETE GP (the “ETE Defendants”); WMB; and others. On January 13, 2016, the Court consolidated these six actions into a new consolidated action captioned In re The Williams Companies, Inc. Merger Litigation, Consolidated C.A. No. 11844-VCG (the “Merger Litigation”). In its stipulated order, the Court dismissed without prejudice the ETE Defendants (among others) from the consolidated action.
On January 14, 2016, a purported WMB stockholder (“Bumgarner”) filed a putative class action lawsuit against WMB and ETE, captioned Bumgarner v. The Williams Companies, Inc., et al., Case No. 16-cv-26-GKF-FHM, in the United States District Court for the Northern District of Oklahoma. Bumgarner alleged that ETE and WMB violated Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) by making allegedly false statements concerning the merger. As relief, the complaint sought an injunction against the proposed merger. On February 1, 2016, Bumgarner filed an amended complaint, making substantially the same allegations. On February 19, 2016, ETE and WMB moved to dismiss the amended complaint. Bumgarner moved for expedited discovery on April 21, 2016. On April 28, 2016, the Court granted the motion to dismiss and dismissed Bumgarner’s claims in their entirety with leave to amend. The Court also granted expedited proceedings. Bumgarner amended his complaint on May 12, 2016, and ETE and WMB again moved to dismiss. The Court granted the motion in part and denied it in part on May 26, 2016, and Bumgarner amended his complaint the same day. Following a motion to reconsider filed by ETE and WMB, the Court revised its Order on the motion to dismiss on June 3, 2016. Bumgarner filed a second motion for a preliminary injunction on June 10, 2016. On June 16, 2016, the parties reached a settlement agreement, and Bumgarner withdrew his motion for a preliminary injunction. Pursuant to the agreement, WMB issued a press release and agreed to provide an updated disclosure to its proxy statement in connection with the merger. WMB also agreed to pay Bumgarner’s attorney fees. On July 28, 2016, Bumgarner’s claim was dismissed with prejudice.
On January 19, 2016, The City of Birmingham Retirement and Relief System (“CBRRS”), a purported shareholder of WMB, filed a putative class action lawsuit against the members of WMB’s board of directors, WMB, ETE, ETC, ETC GP, LE GP, and ETE GP challenging the merger and the disclosures made in connection with the merger. The lawsuit was styled City of Birmingham Retirement and Relief System v. Alan S. Armstrong, et al., C.A. No. 16-17-RGA, in the United States District Court for the District of Delaware. CBRRS alleged violations of Section 14(a) and 20(a) of the Exchange Act among other claims. CBRRS moved to expedite, and Defendants moved to dismiss the suit. The Court denied expedition. CBRRS voluntarily dismissed the suit on March 7, 2016.
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
The Issuance Plaintiffs allege that the Issuance breached various provisions of ETE’s limited partnership agreement. The Issuance Plaintiffs seek, among other things, preliminary and permanent injunctive relief that (a) prevents ETE from making distributions to the Convertible Units and (b) invalidates an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the issuance of Convertible Units.
One of the Issuance Plaintiffs moved for expedited proceedings. The Delaware Court of Chancery granted a Motion to Expedite filed by one of the Issuance Plaintiffs and stated that the injunction hearing should be held before any August 2016 distribution. Defendants intend to vigorously defend this consolidated lawsuit.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2016 and December 31, 2015, accruals of approximately $59 million and $40 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our June 30, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of June 30, 2016, Sunoco, Inc. had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site.  Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2016	December 31, 2015
Current	$42	$42
Non-current	323	326
Total environmental liabilities	$365	$368
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
During the three months ended June 30, 2016 and 2015, Sunoco, Inc. and Sunoco LP collectively recorded $11 million and $11 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2016 and 2015, Sunoco, Inc. and Sunoco LP recorded $19 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued an NOV/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In January 2012, Sunoco Logistics experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which Sunoco Logistics is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. Sunoco Logistics also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. Sunoco Logistics has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, Sunoco Logistics received a proposed penalty from the EPA and U.S. Department of Justice associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
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

The following table details our outstanding commodity-related derivatives:

	June 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	5,825,000	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX (1)	7,920,000	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	272,164	2016-2017	357,092	2016-2017
Futures	(320,257)	2016-2017	(109,791)	2016
Options — Puts	(424,000)	2016	260,534	2016
Options — Calls	696,000	2016	1,300,647	2016
Crude (Bbls):
Futures	(222,000)	2016-2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(522,500)	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	34,465,000	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(3,835,000)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	3,838,458	2016-2017	21,922,484	2016-2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(10,443,400)	2016	(8,146,800)	2016-2018
Refined Products (Bbls) — Futures	(1,784,000)	2016-2017	(1,289,000)	2016-2017
Corn (Bushels) — Futures	(1,635,000)	2016	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(42,167,500)	2016-2017	(37,555,000)	2016
Fixed Swaps/Futures	(42,167,500)	2016-2017	(37,555,000)	2016
Hedged Item — Inventory	42,167,500	2016-2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	June 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(4)	$(3)
	—	38	(4)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$138	$353	$(173)	$(306)
Commodity derivatives	55	63	(57)	(47)
Interest rate derivatives	29	—	(9)	(171)
Embedded derivatives in the ETP Preferred Units	—	—	(358)	(5)
	222	416	(597)	(529)
Total derivatives	$222	$454	$(601)	$(532)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$29	$—	$(367)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	55	63	(57)	(47)
Broker cleared derivative contracts	Other current assets	138	391	(177)	(309)
Total gross derivatives		222	454	(601)	(532)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(28)	(17)	28	17
Payments on margin deposit	Other current assets	(138)	(309)	138	309
Total net derivatives		$56	$128	$(435)	$(206)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$—	$—	$1
Total	$—	$—	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$21	$11	$17	$8
Total		$21	$11	$17	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives —Trading	Cost of products sold	$(7)	$(6)	$(16)	$(8)
Commodity derivatives —Non-trading	Cost of products sold	(53)	(40)	(45)	(48)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Embedded derivatives	Other, net	(4)	2	(4)	4
Total		$(145)	$83	$(216)	$(2)

12.	RELATED PARTY TRANSACTIONS
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
In addition, ETE recorded sales with affiliates of $45 million and $130 million during the three months ended June 30, 2016 and 2015, respectively, and $126 million and $206 million during the six months ended June 30, 2016 and 2015, respectively.

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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Investment in ETP	$1,370	$1,488	$2,782	$2,854
Investment in Sunoco LP	164	142	323	271
Investment in Lake Charles LNG	44	49	88	98
Corporate and Other	(68)	(25)	(105)	(48)
Adjustments and Eliminations	(125)	(142)	(125)	(271)
Total	1,385	1,512	2,963	2,904
Depreciation, depletion and amortization	(588)	(514)	(1,150)	(1,007)
Interest expense, net	(450)	(408)	(877)	(779)
Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Non-cash unit-based compensation expense	(22)	(25)	(23)	(48)
Unrealized losses on commodity risk management activities	(24)	(44)	(84)	(119)
Losses on extinguishments of debt	—	(33)	—	(33)
Inventory valuation adjustments	181	184	168	150
Equity in earnings of unconsolidated affiliates	95	117	156	174
Adjusted EBITDA related to unconsolidated affiliates	(127)	(215)	(346)	(361)
Other, net	46	15	40	18
Income before income tax benefit	$415	$716	$696	$949

	June 30, 2016	December 31, 2015
Assets:
Investment in ETP	$66,041	$65,173
Investment in Sunoco LP	8,762	8,842
Investment in Lake Charles LNG	1,437	1,369
Corporate and Other	656	638
Adjustments and Eliminations	(2,336)	(4,833)
Total assets	$74,560	$71,189

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Investment in ETP:
Revenues from external customers	$5,245	$11,540	$9,679	$21,866
Intersegment revenues	44	—	91	—
	5,289	11,540	9,770	21,866
Investment in Sunoco LP:
Revenues from external customers	4,050	5,126	7,249	9,477
Intersegment revenues	2	—	5	—
	4,052	5,126	7,254	9,477
Investment in Lake Charles LNG:
Revenues from external customers	49	54	98	108

Adjustments and Eliminations	(46)	(5,126)	(96)	(9,477)
Total revenues	$9,344	$11,594	$17,026	$21,974
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Intrastate Transportation and Storage	$428	$486	$874	$1,027
Interstate Transportation and Storage	229	239	483	510
Midstream	690	767	1,217	1,516
Liquids Transportation and Services	1,099	783	1,928	1,595
Investment in Sunoco Logistics	2,250	3,120	3,979	5,646
Retail Marketing	—	5,557	—	10,339
All Other	593	588	1,289	1,233
Total revenues	5,289	11,540	9,770	21,866
Less: Intersegment revenues	44	—	91	—
Revenues from external customers	$5,245	$11,540	$9,679	$21,866
Investment in Sunoco LP

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Retail operations	$2,019	$2,259	$3,693	$4,155
Wholesale operations	2,033	2,867	3,561	5,322
Total revenues	4,052	5,126	7,254	9,477
Less: Intersegment revenues	2	—	5	—
Revenues from external customers	$4,050	$5,126	$7,249	$9,477
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

14.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Accounts receivable from related companies	41	34
Other current assets	1	—
Total current assets	43	35
Property, plant and equipment, net	35	20
Advances to and investments in unconsolidated affiliates	5,074	5,764
Intangible assets, net	3	6
Goodwill	9	9
Other non-current assets, net	10	10
Total assets	$5,174	$5,844
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1	$—
Accounts payable to related companies	58	111
Interest payable	66	66
Accrued and other current liabilities	13	1
Total current liabilities	138	178
Long-term debt, less current maturities	6,362	6,332
Note payable to related company	353	265
Other non-current liabilities	2	1
Commitments and contingencies
Partners’ capital:
General Partner	(2)	(2)
Limited Partners:
Common Unitholders	(1,738)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	59	—
Total partners’ capital (deficit)	(1,681)	(932)
Total liabilities and partners’ capital	$5,174	$5,844

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(44)	$(29)	$(81)	$(57)
OTHER INCOME (EXPENSE):
Interest expense, net	(82)	(72)	(163)	(133)
Equity in earnings of unconsolidated affiliates	369	398	799	771
Other, net	(2)	—	(2)	1
INCOME BEFORE INCOME TAXES	241	297	553	582
Income tax benefit	—	(1)	—	—
NET INCOME	241	298	553	582
General Partner’s interest in net income	1	—	2	1
Convertible Unitholders’ interest in income	1	—	1	—
Class D Unitholder’s interest in net income	—	—	—	1
Limited Partners’ interest in net income	$239	$298	$550	$580

(1)	Includes management fees paid by ETE to ETP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$507	$475
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	—	(817)
Contributions to unconsolidated affiliate	(65)	—
Capital expenditures	(15)	(7)
Net cash used in investing activities	(80)	(824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	145	2,972
Principal payments on debt	(120)	(1,915)
Proceeds from affiliate	88	106
Distributions to partners	(540)	(509)
Units repurchased under buyback program	—	(294)
Debt issuance costs	—	(12)
Net cash provided by (used in) financing activities	(427)	348
DECREASE IN CASH AND CASH EQUIVALENTS	—	(1)
CASH AND CASH EQUIVALENTS, beginning of period	1	2
CASH AND CASH EQUIVALENTS, end of period	$1	$1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
At June 30, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units, 81.0 million ETP Class H units and 2.2 million Sunoco LP common units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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
RECENT DEVELOPMENTS
WMB Merger
On June 24, 2016, the Delaware Court of Chancery issued an opinion finding that ETE was contractually entitled to terminate its Merger Agreement with WMB in the event Latham & Watkins LLP (“Latham”) were unable to deliver a required tax opinion on or prior to June 28, 2016. Latham advised ETE that it was unable to deliver the tax opinion as of June 28, 2016. Consistent with its rights and obligations under the merger agreement, ETE subsequently provided written notice terminating the merger agreement due to the failure of conditions under the merger agreement, including Latham’s inability to deliver the tax opinion, as well as the other bases detailed in ETE’s filings in the Delaware lawsuit referenced above.
WMB has appealed the decision by the Delaware Court of Chancery to the Delaware Supreme Court.
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
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Bakken Equity Sale
In August 2016, ETP and Sunoco Logistics announced they have signed an agreement to sell 36.75% of the Bakken Pipeline project to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation, for $2.00 billion in cash. The sale is expected to close in the third quarter of 2016, subject to certain closing conditions. ETP and Sunoco Logistics will receive $1.20 billion and $800 million in cash at closing, respectively, and will own a combined 38.25% of the Bakken Pipeline project.
Quarterly Cash Distribution
In July 2016, ETE announced its quarterly distribution of $0.285 per unit ($1.14 annualized) on ETE common units for the quarter ended June 30, 2016.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,370	$1,488	$(118)	$2,782	$2,854	$(72)
Investment in Sunoco LP	164	142	22	323	271	52
Investment in Lake Charles LNG	44	49	(5)	88	98	(10)
Corporate and Other	(68)	(25)	(43)	(105)	(48)	(57)
Adjustments and Eliminations	(125)	(142)	17	(125)	(271)	146
Total	1,385	1,512	(127)	2,963	2,904	59
Depreciation, depletion and amortization	(588)	(514)	(74)	(1,150)	(1,007)	(143)
Interest expense, net	(450)	(408)	(42)	(877)	(779)	(98)
Gains (losses) on interest rate derivatives	(81)	127	(208)	(151)	50	(201)
Non-cash unit-based compensation expense	(22)	(25)	3	(23)	(48)	25
Unrealized losses on commodity risk management activities	(24)	(44)	20	(84)	(119)	35
Losses on extinguishments of debt	—	(33)	33	—	(33)	33
Inventory valuation adjustments	181	184	(3)	168	150	18
Equity in earnings of unconsolidated affiliates	95	117	(22)	156	174	(18)
Adjusted EBITDA related to unconsolidated affiliates	(127)	(215)	88	(346)	(361)	15
Other, net	46	15	31	40	18	22
Income before income tax benefit	415	716	(301)	696	949	(253)
Income tax benefit	(9)	(56)	47	(64)	(44)	(20)
Net income	$424	$772	$(348)	$760	$993	$(233)
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months and six months ended June 30, 2016 compared to the same periods last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three months and six months ended June 30, 2016 increased primarily due to the following:

•
an increase of $29 million and $49 million, respectively, of expense recognized by Sunoco LP primarily due to term loan borrowings, the issuance of senior notes, and an increase in borrowings under the Sunoco LP revolving credit facility; and

•
an increase of $10 million and $30 million, respectively, of expense recognized by the Parent Company primarily related to the May 2015 issuance of $1 billion aggregate principal amount of its 5.5 % senior notes, higher average outstanding borrowings on the ETE Senior Secured Term Loan during the current period and higher average interest rates during the current period.

Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2016 were primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve. The gains reflected for the three and six months ended June 30, 2015 resulted from increases in forward interest rates, which caused our forward-starting swaps to increase in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three months and six months ended June 30, 2016 and 2015, for the inventory associated with Sunoco LP and Sunoco Logistics as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to AmeriGas, FEP, HPC, MEP, PES and Citrus.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs and other income and expense amounts.
Income Tax Benefit. For the For the three and six months ended June 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries. Also, for the three months ended June 30, 2015, the Partnership income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.
Segment Operating Results
Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$5,289	$11,540	$(6,251)	$9,770	$21,866	$(12,096)
Cost of products sold	3,630	9,354	(5,724)	6,598	17,850	(11,252)
Gross margin	1,659	2,186	(527)	3,172	4,016	(844)
Unrealized losses on commodity risk management activities	18	42	(24)	81	119	(38)
Operating expenses, excluding non-cash compensation expense	(375)	(636)	261	(723)	(1,247)	524
Selling, general and administrative, excluding non-cash compensation expense	(78)	(160)	82	(163)	(294)	131
Inventory valuation adjustments	(132)	(184)	52	(106)	(150)	44
Adjusted EBITDA related to unconsolidated affiliates	252	215	37	471	361	110
Other	26	25	1	50	49	1
Segment Adjusted EBITDA	$1,370	$1,488	$(118)	$2,782	$2,854	$(72)
Segment Adjusted EBITDA. For the three months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP decreased due to the net impact of the following:

•
a decrease of $81 million from Sunoco Logistics due to a decrease of $49 million from Sunoco Logistics’ crude oil operations largely attributable to lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities, a decrease of $51 million from Sunoco Logistics’ NGLs operations, primarily due to lower results from Sunoco Logistics’ NGLs acquisition and marketing activities, offset by an increase of $19 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines and terminals;

•
a decrease of $72 million in ETP’s retail marketing operations as a result of ETP’s transfer of the general partner interest of Sunoco LP to ETE in 2015 and the completion of the contribution of remaining retail marketing operations from ETP to Sunoco LP in March 2016;

•
a decrease of $54 million in ETP’s midstream operations primarily due to a $63 million impact from settled derivatives used to hedge commodity margins, a $10 million decrease due to lower natural gas, crude and NGL prices, and an $8 million increase in operating expenses due to assets recently placed in service. These decreases were partially offset by an increase of $15 million in gross margin from assets recently placed in service and lower midstream general and administrative expenses of $11 million due to lower allocated costs;

•	a decrease of approximately $2 million in ETP’s all other operations, primarily due to the impact of refining crack spreads on ETP’s investment in PES; offset by

•
an increase of $66 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana, along with the impact of favorable market conditions and the ramp-up of the third fractionator at Mont Belvieu; and

•	an increase of $32 million in ETP’s intrastate transportation and storage operations due to an increase in realized margin on natural gas inventory transactions.
For the six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP decreased primarily due to the net impact of the following:

•
a decrease of $144 million in ETP’s retail marketing operations as a result of ETP’s transfer of the general partner interest of Sunoco LP to ETE in 2015 and the completion of the contribution of remaining retail marketing operations from ETP to Sunoco LP in March 2016;

•
a decrease of $101 million in ETP’s midstream operations primarily due to an $85 million decrease in gross margin due to lower benefit from settled derivatives used to hedge commodity margins, a $42 million decrease due to lower natural gas, crude and NGL prices, and a $15 million increase in operating assets due to assets recently placed in service. These decreases were partially offset by an increase of $35 million in gross margin from assets recently placed in service, lower midstream general and administrative expenses of $2 million due to lower allocated costs, and an increase of $4 million due to higher volumes through ETP’s midstream joint ventures;

•
a decrease of $16 million in ETP’s interstate transportation and storage operations, primarily attributable to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, the expiration of a transportation rate schedule on the Transwestern pipeline, a contract restructuring on the Tiger pipeline, and reduced gas supply on the Sea Robin pipeline;

•	a decrease of approximately $16 million in ETP’s all other operations, primarily due to unfavorable results from the natural resources operations; offset by

•
an increase of $124 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana, along with the impact of favorable market conditions and the ramp-up of the third fractionator at Mont Belvieu;

•
an increase of $47 million from Sunoco Logistics due to an increase of $15 million from Sunoco Logistics’ crude oil operations due to improved results from Sunoco Logistics’ crude oil pipelines, a decrease of $5 million from Sunoco Logistics’ NGLs operations, primarily due to lower volumes and margins from Sunoco Logistics’ NGLs acquisition and marketing activities largely offset by increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects, offset by an increase of $37 million from Sunoco Logistics’ refined products operations, primarily due to increased operating results from Sunoco Logistics’ refined products pipelines and terminals; and

•	an increase of $34 million in ETP’s intrastate transportation and storage operations primarily due to an increase in realized margin on natural gas inventory transactions.
Unrealized Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and six months ended June 30, 2016 compared to the same periods last year, the changes included decreases of $71 million and $82 million, respectively, related to ETP’s midstream operations and $4 million and $6 million, respectively, related to Sunoco Logistics. These were partially offset by increases of $27 million and $30 million, respectively, related to ETP’s intrastate transportation and storage operations and $11 million and $11 million, respectively, related to ETP’s liquids transportation and services operations.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2016 compared to the same periods last year, ETP’s operating expenses decreased $261 million and $524 million, respectively, primarily due to ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations.

Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2016 compared to the same periods last year, ETP’s selling, general and administrative expenses decreased $82 million and $131 million, respectively, primarily due to ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three and six months ended June 30, 2016 increased compared to the same period last year primarily due to $68 million and $125 million, respectively, of adjusted EBITDA related to Sunoco LP, which is an equity method investment subsequent to July 1, 2015 as a result of ETP’s deconsolidation.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$4,052	$5,126	$(1,074)	$7,254	$9,477	$(2,223)
Cost of products sold	3,472	4,581	(1,109)	6,175	8,483	(2,308)
Gross margin	580	545	35	1,079	994	85
Operating expenses, excluding non-cash compensation expense	(303)	(285)	(18)	(585)	(561)	(24)
Selling, general and administrative, excluding non-cash compensation expense	(70)	(64)	(6)	(112)	(102)	(10)
Inventory fair value adjustments	(49)	(55)	6	(62)	(62)	—
Unrealized losses on commodity risk management activities	6	1	5	3	2	1
Segment Adjusted EBITDA	$164	$142	$22	$323	$271	$52
The Investment in Sunoco LP segment reflects the results of Sunoco LP for all periods presented. Sunoco LP obtained control of Sunoco, LLC in April 2015, Susser in July 2015 and the legacy Sunoco, Inc. retail business in March 2016. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning September 1, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business beginning September 1, 2014. Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business were also consolidated by ETP until April 2015, July 2015 and March 2016, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the six months ended June 30, 2015. ETE’s consolidated results reflect the elimination of Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco LP, the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
Segment Adjusted EBITDA. The increase in Segment Adjusted EBITDA for the three and six months ended June 30, 2016, compared to the same period in the prior year was primarily due to lower cost of motor fuels and an increase in the number of retail sites.
Investment in Lake Charles LNG

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$49	$54	$(5)	$98	$108	$(10)
Operating expenses, excluding non-cash compensation expense	(5)	(4)	(1)	(9)	(8)	(1)
Selling, general and administrative, excluding non-cash compensation expense	—	(1)	1	(1)	(2)	1
Segment Adjusted EBITDA	$44	$49	$(5)	$88	$98	$(10)

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
ETP currently expects capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$30	$40	$20	$25
Interstate transportation and storage(2)(3)	210	250	105	115
Midstream	1,225	1,275	125	135
Liquids transportation and services:
NGL	975	1,000	20	25
Crude(2)(3)	300	325	—	—
All other (including eliminations)	90	100	40	45
Total direct capital expenditures	$2,830	$2,990	$310	$345

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.16 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
Sunoco LP currently expects capital expenditures, excluding acquisitions, in 2016 to be within the following ranges:

	Growth (1)		Maintenance
	Low	High	Low	High
Year ended December 31, 2016	$380	$400	$100	$110
(1) The above growth capital spending estimate includes at least 35 new-to-industry stores that are planned to be built in 2016.
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
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash provided by operating activities during 2016 was $1.52 billion as compared to $1.1 billion for 2015. Net income was $760 million and $993 million for 2016 and 2015, respectively. The difference between net income and the net cash provided by operating activities for the six months ended June 30, 2016, primarily consisted of non-cash items totaling $656 million and net changes in operating assets and liabilities of $31 million.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $1.2 billion and $1.01 billion, respectively, unit-based compensation expense of $23 million and $48 million, respectively, and equity in earnings of unconsolidated affiliates of $156 million and $174 million, respectively. Non-cash activity in 2016 and 2015 also included deferred income taxes of $84 million and $77 million, respectively, and inventory valuation adjustments of $168 million and $150 million, respectively.
Cash paid for interest, net of interest capitalized, was $901 million and $824 million for the six months ended June 30, 2016 and 2015, respectively.
Capitalized interest was $111 million and $69 million for the six months ended June 30, 2016 and 2015, respectively.

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
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash used in investing activities during 2016 was $3.78 billion as compared to $4.67 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $3.70 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $4.17 billion. During the six months ended June 30, 2015, we paid cash for acquisitions of $475 million, we paid $129 million for the purchase of noncontrolling interest and we received $64 million in proceeds from the sale of noncontrolling interest.
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
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash provided by financing activities during 2016 was $2.13 billion as compared to $4.34 billion for 2015. In 2016, ETP received $408 million in net proceeds from offerings of their common units as compared to $724 million in 2015. In 2016, Sunoco Logistics received $667 million in net proceeds from offerings of their common units as compared to $1.01 billion in 2015. During 2016, we had a consolidated net increase in our debt level of $2.50 billion as compared to a net increase of $4.17 billion for 2015. We have paid distributions of $540 million and $509 million to our partners in 2016 and in 2015, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $1.34 billion and $1.13 billion in 2016 and 2015, respectively.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2016	December 31, 2015
Parent Company Indebtedness:
ETE Senior Secured Notes	$3,337	$3,337
ETE Senior Secured Term Loan, due December 2, 2019	2,190	2,190
ETE Senior Secured Revolving Credit Facility	885	860
Subsidiary Indebtedness:
ETP Senior Notes	19,439	19,439
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	4,800	4,975
Transwestern Senior Notes	782	782
Sunoco LP Senior Notes	2,200	1,400
Sunoco LP Term Loan	1,243	—
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	1,128	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (1)	1,263	562
Sunoco LP $1.5 billion Revolving Credit Facility due March 2020	675	450
Other Long-Term Debt	152	157
Unamortized premiums and fair value adjustments, net	121	141
Deferred debt issuance costs	(251)	(237)
Total	39,514	36,968
Less: Current maturities of long-term debt	1,013	131
Long-term debt and notes payable, less current maturities	$38,501	$36,837

(1)	Includes $106 million of commercial paper product outstanding at June 30, 2016.
Senior Notes
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of June 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.
Sunoco Logistics Senior Notes
Sunoco Logistics had $175 million of 6.125% senior notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Sunoco Logistics Credit Facility.
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Sunoco LP Term Loan and Senior Notes
In March, 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. As of June 30, 2016, Sunoco LP had $1.2 billion outstanding under the term loan. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
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
As of June 30, 2016, we had $885 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $615 million.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of June 30, 2016, the ETP Credit Facility had $1.13 billion of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2016, the Sunoco Logistics Credit Facility had $1.26 billion of outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.5 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of June 30, 2016, the Sunoco LP Credit Facility had $675 million of outstanding borrowings and $22 million in standby letters of credit.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2016.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
June 30, 2016	August 8, 2016	August 19, 2016	0.2850

The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Limited Partners	$480	$545
General Partner interest	1	1
Class D units	—	1
Total Parent Company distributions	$481	$547
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
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Six Months Ended June 30,
	2016	2015
Distributions from ETP:
Limited Partner interests	$5	$48
Class H Units	171	118
General Partner interest	16	15
IDRs	666	617
IDR relinquishments net of Class I Unit distributions	(144)	(55)
Total distributions from ETP	714	743
Distributions from Sunoco LP (1)
Limited Partner interests	4	—
IDRs	40	—
Total distributions from Sunoco LP	44	—
Total distributions received from subsidiaries	$758	$743

(1)	Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP.

In July 2016, ETE agreed to relinquish incentive distributions over seven quarters, beginning with $75 million for the quarter ended June 30, 2016. ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including the relinquishment agreed to in July 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$249
2017	593
2018	105
2019	95
ETE may agree to relinquish its rights to additional amounts of incentive distributions in future periods. Please see “Part I - Item 1A. Risk Factors — ETE may agree to relinquish its rights to a portion of its incentive distributions in future periods without the consent of ETE unitholders” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
The total amounts of ETP distributions declared for the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Limited Partners:
Common Units	$1,058	$998
Class H Units	171	118
General Partner interest	16	15
IDRs	666	617
IDR relinquishments net of Class I Unit distributions	(144)	(55)
Total ETP distributions	$1,767	$1,693
Cash Distributions Paid by Sunoco Logistics
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.

The total amounts of Sunoco Logistics distributions declared for the periods presented (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Limited Partners:
Common units held by public	$223	$157
Common units held by ETP	66	57
General Partner interest held by ETP	7	6
Incentive distributions held by ETP	183	125
Total distributions declared	$479	$345
Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Limited Partners:
Common units held by public	$81	$31
Common and subordinated units held by ETP	71	21
Common and subordinated units held by ETE	4	—
General Partner interest and Incentive distributions	40	5
Total distributions declared	$196	$57

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

	June 30, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	5,825,000	$1	$2	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX (1)	7,920,000	(3)	1	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	272,164	2	—	357,092	—	2
Futures	(320,257)	(1)	1	(109,791)	2	—
Options — Puts	(424,000)	—	—	260,534	—	—
Options — Calls	696,000	3	5	1,300,647	—	3
Crude (Bbls):
Futures	(222,000)	(2)	4	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(522,500)	1	—	(6,522,500)	—	—
Swing Swaps IFERC	34,465,000	—	—	71,340,000	(1)	—
Fixed Swaps/Futures	(3,835,000)	1	1	(14,380,000)	(1)	5
Forward Physical Contracts	3,838,458	2	1	21,922,484	4	5
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(10,443,400)	(12)	12	(8,146,800)	10	13
Refined Products (Bbls) — Futures	(1,784,000)	(11)	43	(1,289,000)	8	11
Corn (Bushels) — Futures	(1,635,000)	—	1	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(42,167,500)	3	1	(37,555,000)	—	—
Fixed Swaps/Futures	(42,167,500)	(25)	14	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of June 30, 2016, we and our subsidiaries had $9.63 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $96 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		June 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $251 million as of June 30, 2016. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $43 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
ITEM 1A. RISK FACTORS
The following risk factors updated risk factors previously reported and should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Litigation commenced by WMB against ETE and its affiliates could cause ETE to incur substantial costs, may present material distractions and, if decided adverse to ETE, could negatively impact ETE’s financial position and credit ratings.
WMB previously filed a complaint against ETE and its affiliates in the Delaware Court of Chancery, alleging that the defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates. Following a ruling by the Court on June 24, 2016, which allowed for the subsequent termination of the merger agreement by ETE on June 29, 2016, WMB filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016. WMB’s Opening Brief is due on August 11, 2016. These lawsuits could result in substantial costs to ETE, including litigation costs and settlement costs. ETE believes that the time required by the management of ETE and its counsel to defend against the allegations made by WMB in the litigation against ETE and its affiliates is likely to be substantial and the time required by the officers and employees of LE GP, assuming WMB actively pursues such litigation, is also likely to be substantial. The defense or settlement of any lawsuit or claim that remains unresolved may result in negative media attention, and may adversely affect ETE’s business, reputation, financial condition, results of operations, cash flows and market price.
The profitability of certain activities in our natural gas gathering, processing, transportation and storage operations are largely dependent upon natural gas commodity prices, price spreads between two or more physical locations and market demand for natural gas and NGLs.
For a portion of the natural gas gathered on our systems, we purchase natural gas from producers at the wellhead and then gather and deliver the natural gas to pipelines where we typically resell the natural gas under various arrangements, including sales at index prices. Generally, the gross margins we realize under these arrangements decrease in periods of low natural gas prices.
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
Under keep-whole arrangements, we generally sell the NGLs produced from our gathering and processing operations at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, our gross margins generally decrease when the price of natural gas increases relative to the price of NGLs.
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
For ETP’s midstream operations, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the six months ended June 30, 2016 and 2015, gross margin from ETP’s midstream operations totaled $874 million and $883 million, respectively, of which fee-based revenues constituted 88% and 85%, respectively, and non fee-based margin constituted 12% and 15%, respectively. For the years ended December 31, 2015 and 2014, gross margin from ETP’s midstream segment totaled $1.81 billion and $1.93 billion, respectively, of which fee-based revenues constituted 86% and 66%, respectively, and non fee-based margin constituted 14% and 34%, respectively. The amount of gross margin earned by ETP’s midstream operations from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
Other Exhibits
Energy Transfer Equity, L.P.
2.1
Amendment No 1. to Agreement and Plan of Merger dated as of May 1, 2016, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC and Energy Transfer Equity GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed May 3, 2016).

4.1
Registration Rights Agreement, dated as of March 31, 2016, by and between Sunoco LP and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 4, 2016).

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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	August 5, 2016	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)