Form 10-Q
period 2016-09-30
Energy Transfer Equity, L.P.
filed 2016-11-09
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 4, 2016, the registrant had 1,046,947,157 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC

Convertible Units	Series A Convertible Preferred Units in ETE

EPA	Environmental Protection Agency

ET Rover	ET Rover Pipeline LLC

ETC	Energy Transfer Corp LP

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Preferred Units	ETP’s Series A Convertible Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

ii

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PennTex	PennTex Midstream Partners, LP

PHMSA	Pipeline Hazardous Materials Safety Administration

Plan	the plan of the Partnership pursuant to which eligible offerees elected to forgo certain distributions on some or all of their ETE common units and reinvest those distributions in convertible units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.

WTI	West Texas Intermediate Crude
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$472	$606
Accounts receivable, net	3,068	2,400
Accounts receivable from related companies	36	119
Inventories	2,100	1,636
Derivative assets	32	46
Other current assets	759	603
Total current assets	6,467	5,410

Property, plant and equipment	61,369	54,979
Accumulated depreciation and depletion	(7,804)	(6,296)
	53,565	48,683

Advances to and investments in unconsolidated affiliates	3,104	3,462
Non-current derivative assets	11	—
Other non-current assets, net	776	730
Intangible assets, net	5,318	5,431
Goodwill	7,598	7,473
Total assets	$76,839	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,951	$2,274
Accounts payable to related companies	11	28
Derivative liabilities	270	69
Accrued and other current liabilities	2,589	2,408
Current maturities of long-term debt	1,221	131
Total current liabilities	7,042	4,910

Long-term debt, less current maturities	40,020	36,837
Long-term notes payable – related companies	83	—
Non-current derivative liabilities	160	137
Deferred income taxes	5,209	4,590
Other non-current liabilities	1,087	1,069

Commitments and contingencies

Preferred units of subsidiary	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(3)	(2)
Limited Partners:
Common Unitholders	(1,818)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	118	—
Total partners’ deficit	(1,703)	(932)
Noncontrolling interest	24,893	24,530
Total equity	23,190	23,598
Total liabilities and equity	$76,839	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Natural gas sales	$1,070	$960	$2,603	$2,893
NGL sales	1,249	961	3,339	2,930
Crude sales	1,649	1,860	4,572	6,748
Gathering, transportation and other fees	1,028	1,074	3,118	3,155
Refined product sales	3,607	4,105	10,023	12,195
Other	1,072	1,656	3,046	4,669
Total revenues	9,675	10,616	26,701	32,590
COSTS AND EXPENSES
Cost of products sold	7,448	8,581	20,124	26,406
Operating expenses	689	706	2,018	1,997
Depreciation, depletion and amortization	595	524	1,745	1,531
Selling, general and administrative	246	155	589	493
Total costs and expenses	8,978	9,966	24,476	30,427
OPERATING INCOME	697	650	2,225	2,163
OTHER INCOME (EXPENSE)
Interest expense, net	(481)	(442)	(1,358)	(1,221)
Equity in earnings of unconsolidated affiliates	49	110	205	284
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	—
Losses on extinguishments of debt	—	(10)	—	(43)
Losses on interest rate derivatives	(28)	(64)	(179)	(14)
Other, net	54	31	94	55
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	(17)	275	679	1,224
Income tax expense (benefit)	(58)	37	(122)	(7)
NET INCOME	41	238	801	1,231
Less: Net income (loss) attributable to noncontrolling interest	(168)	(55)	39	356
NET INCOME ATTRIBUTABLE TO PARTNERS	209	293	762	875
General Partner’s interest in net income	—	1	2	2
Convertible Unitholders’ interest in income	2	—	3	—
Class D Unitholder’s interest in net income	—	1	—	2
Limited Partners’ interest in net income	$207	$291	$757	$871
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.20	$0.28	$0.72	$0.81
Diluted	$0.19	$0.28	$0.71	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$41	$238	$801	$1,231
Other comprehensive income (loss), net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	—	—	1
Change in value of available-for-sale securities	—	(1)	5	(1)
Actuarial gain (loss) relating to pension and other postretirement benefit plans	—	—	(3)	45
Foreign currency translation adjustments	—	1	(1)	(1)
Change in other comprehensive income from unconsolidated affiliates	2	—	(9)	(2)
	2	—	(8)	42
Comprehensive income	43	238	793	1,273
Less: Comprehensive income (loss) attributable to noncontrolling interest	(166)	(57)	31	393
Comprehensive income attributable to partners	$209	$295	$762	$880

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Class D Units	Series A Convertible Preferred Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance, December 31, 2015	$(2)	$(952)	$22	$—	$—	$24,530	$23,598
Distributions to partners	(2)	(778)	—	—	—	—	(780)
Distributions to noncontrolling interest	—	—	—	—	—	(2,027)	(2,027)
Distributions reinvested	—	(115)	—	115	—	—	—
Subsidiary units issued	—	(3)	—	—	—	2,100	2,097
Issuance of common units	—	39	—	(1)	—	—	38
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	—	—	(22)	—	—	70	48
Capital contributions received from noncontrolling interest	—	—	—	—	—	187	187
Sunoco, Inc. retail business to Sunoco LP transaction	—	(779)	—	—	—	—	(779)
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Other, net	(1)	13	—	1	—	2	15
Net income	2	757	—	3	—	39	801
Balance, September 30, 2016	$(3)	$(1,818)	$—	$118	$—	$24,893	$23,190

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$801	$1,231
Reconciliation of net income to net cash provided by operating activities:
Impairment of investment in an unconsolidated affiliate	308	—
Depreciation, depletion and amortization	1,745	1,531
Deferred income taxes	(133)	33
Amortization included in interest expense	—	(20)
Unit-based compensation expense	46	68
(Gains) losses on disposal of assets	5	(9)
Losses on extinguishments of debt	—	43
Inventory valuation adjustments	(207)	78
Equity in earnings of unconsolidated affiliates	(205)	(284)
Distributions from unconsolidated affiliates	190	263
Other non-cash	(198)	43
Net change in operating assets and liabilities, net of effects of acquisition	38	(831)
Net cash provided by operating activities	2,390	2,146
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(448)	(502)
Cash proceeds from sale of noncontrolling interest in Rover Pipeline LLC to AE-Midco Rover, LLC	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Capital expenditures, excluding allowance for equity funds used during construction	(6,123)	(6,688)
Contributions in aid of construction costs	44	27
Contributions to unconsolidated affiliates	(47)	(75)
Distributions from unconsolidated affiliates in excess of cumulative earnings	112	124
Proceeds from the sale of assets	29	23
Change in restricted cash	(8)	10
Other	(2)	(14)
Net cash used in investing activities	(6,443)	(7,160)
FINANCING ACTIVITIES
Proceeds from borrowings	18,288	19,791
Repayments of long-term debt	(13,955)	(14,107)
Cash received from affiliate notes	1,606	—
Cash paid on affiliate notes	(1,607)	—
Subsidiary units issued for cash	2,097	2,554
Distributions to partners	(780)	(790)
Debt issuance costs	(52)	(65)
Distributions to noncontrolling interest	(2,027)	(1,712)
Capital contributions received from noncontrolling interest	187	583
Units repurchased under buyback program	—	(1,064)
Other, net	162	(4)
Net cash provided by financing activities	3,919	5,186
Increase (decrease) in cash and cash equivalents	(134)	172
Cash and cash equivalents, beginning of period	606	847
Cash and cash equivalents, end of period	$472	$1,019

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
Other Sunoco LP Acquisitions
In August 2016, Sunoco LP acquired the fuels business from Emerge Energy Services LP for $172 million, including tax-deductible goodwill of $78 million and intangible assets of $23 million.
Additionally, during the nine months ended September 30, 2016, Sunoco LP made other acquisitions primarily consisting of convenience stores, totaling $114 million plus the value of inventory on hand at closing and increasing goodwill by $44 million.
In October 2016, Sunoco LP completed the acquisition of a convenience store, wholesale motor fuel distribution, and commercial fuels distribution business for approximately $55 million plus inventory on hand at closing, subject to closing adjustments.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $640 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in the region. The assets and liabilities assumed in this transaction will be recorded at fair value as of the acquisition date, and the initial measurement of fair value is not yet complete.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The assets and liabilities acquired will be recorded at fair value as of the acquisition date, and the initial fair value measurements are not yet complete.
Sunoco Logistics’ Permian Express Partners
In November 2016, Sunoco Logistics announced its intent to form Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics will contribute its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp will contribute its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The closing of PEP will be subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first quarter 2017. Upon closing, Sunoco Logistics' ownership percentage is expected to be approximately 85%. Sunoco Logistics will maintain a controlling financial and voting interest in PEP and will operate all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics.

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

Non-cash investing activities were as follows:

	Nine Months Ended September 30,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,001	$966
Losses from subsidiary common unit issuances, net	(3)	(483)
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$—	$34

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES
MEP
ETP evaluated its investment in MEP as of September 30, 2016 for impairment based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates, ETP concluded that the fair value of its investment was other than temporarily impaired, resulting in non-cash impairment of $308 million, which was recorded in the three months ended September 30, 2016. The carrying value of the Partnership’s investment in MEP as of September 30, 2016 and December 31, 2015 was $327 million and $660 million, respectively.

5.	INVENTORIES
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Natural gas and NGLs	$684	$415
Crude oil	590	424
Refined products	458	420
Other	368	377
Total inventories	$2,100	$1,636
We utilize commodity derivatives to manage price volatility associated with our natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

6.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2016 was $42.55 billion and $41.24 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.22 billion and $36.97 billion, respectively. The fair value of our consolidated debt obligations is Level 2 and Level 3 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in the preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the nine months ended September 30, 2016, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 based on inputs used to derive their fair values:

	Fair Value Measurements at September 30, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$18	$—	$18	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	3	—	3	—
Fixed Swaps/Futures	24	24	—	—
Forward Physical Swaps	2	—	2	—
Power:
Forwards	6	—	6	—
Options — Puts	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	85	85	—	—
Refined Products — Futures	9	9	—	—
Crude – Futures	8	8	—	—
Total commodity derivatives	143	132	11	—
Total assets	$161	$132	$29	$—
Liabilities:
Interest rate derivatives	$(375)	$—	$(375)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(5)	(5)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(36)	(36)	—	—
Forward Physical Swaps	(1)	—	(1)	—
Power:
Forwards	(4)	—	(4)	—
Options — Calls	(2)	(2)	—	—
Natural Gas Liquids – Forwards/Swaps	(114)	(114)	—	—
Refined Products — Futures	(27)	(27)	—	—
Crude — Futures	(8)	(8)	—	—
Total commodity derivatives	(200)	(192)	(8)	—
Total liabilities	$(576)	$(192)	$(383)	$(1)

	Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	16	16	—	—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Contracts	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options — Calls	1	1	—	—
Options — Puts	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	99	99	—	—
Refined Products — Futures	15	15	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	454	420	34	—
Total assets	$454	$420	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options — Calls	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(89)	(89)	—	—
Refined Products — Futures	(6)	(6)	—	—
Crude - Futures	(5)	(5)	—	—
Total commodity derivatives	(356)	(324)	(32)	—
Total liabilities	$(532)	$(324)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	4
Balance, September 30, 2016	$(1)

7.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$41	$238	$801	$1,231
Less: Income (loss) attributable to noncontrolling interest	(168)	(55)	39	356
Net Income, net of noncontrolling interest	209	293	762	875
Less: General Partner’s interest in income	—	1	2	2
Less: Convertible Unitholders’ interest in income	2	—	3	—
Less: Class D Unitholder’s interest in income	—	1	—	2
Income available to Limited Partners	$207	$291	$757	$871
Basic Income per Limited Partner Unit:
Weighted average limited partner units	1,045.5	1,052.5	1,045.0	1,068.9
Basic income per Limited Partner unit	$0.20	$0.28	$0.72	$0.81
Diluted Income per Limited Partner Unit:
Income available to Limited Partners	$207	$291	$757	$871
Dilutive effect of equity-based compensation of subsidiaries, distributions to Class D Unitholder and distributions to Convertible Unitholders	2	(1)	3	(2)
Diluted income available to Limited Partners	$209	$290	$760	$869
Weighted average limited partner units	1,045.5	1,052.5	1,045.0	1,068.9
Dilutive effect of unconverted unit awards and Convertible Units	55.2	1.6	26.3	1.6
Diluted weighted average limited partner units	1,100.7	1,054.1	1,071.3	1,070.5
Diluted income per Limited Partner unit	$0.19	$0.28	$0.71	$0.81

8.	DEBT OBLIGATIONS
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
Revolving Credit Facility
The Parent Company’s revolving credit facility has a capacity of $1.5 billion. As of September 30, 2016, there were $885 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $615 million.
Subsidiary Indebtedness
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of September 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.

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
Sunoco LP Term Loan and Senior Notes
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. As of September 30, 2016, Sunoco LP had $1.2 billion outstanding under the term loan. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of its current and future unsecured debt. In September 2016, ETP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of September 30, 2016, the ETP Credit Facility had $1.58 billion of outstanding borrowings, which included $208 million of commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2016, the Sunoco Logistics Credit Facility had $622 million of outstanding borrowings, which included $140 million of commercial paper.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2016, the Sunoco LP Credit Facility had $958 million of outstanding borrowings and $24 million in standby letters of credit.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2016.

9.	EQUITY
ETE
The changes in ETE common units and Convertible Units during the nine months ended September 30, 2016 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2015	—	1,044.8
Issuance of Series A Convertible Preferred Units	329.3	—
Issuance of common units	—	2.2
Outstanding at September 30, 2016	329.3	1,047.0
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
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period. The Convertible Units had $118 million carrying value as of September 30, 2016.
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
Repurchase Program
During the nine months ended September 30, 2016, ETE did not repurchase any ETE common units under its current buyback program. As of September 30, 2016, $936 million remained available to repurchase under the current program.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the nine months ended September 30, 2016, we recognized decreases in partners’ capital of $3 million.
ETP Common Unit Transactions
In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion. During the nine months ended September 30, 2016, ETP received proceeds of $646 million, net of $6 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of September 30, 2016, approximately $1.18 billion of ETP’s common units were available to be issued under an equity distribution agreement.
During the nine months ended September 30, 2016, distributions of $148 million were reinvested under ETP’s distribution reinvestment plan. As of September 30, 2016, a total of 6.8 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics Common Unit Transactions
During the nine months ended September 30, 2016, Sunoco Logistics received proceeds of $744 million, net of commissions of $8 million, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes.
In September 2016, Sunoco Logistics completed a public offering of 21 million common units for proceeds of $560 million, net of $7 million in fees and commissions to managers. The net proceeds from this offering were used to partially fund the acquisition from Vitol, which closed in November 2016. In October 2016, an additional 3.2 million common units were issued for proceeds of $84 million, less fees and commissions to managers of $1 million, related to the exercise of an option in connection with the September 2016 offering.
Sunoco LP Common Unit Transactions
In January 2016, Sunoco LP issued 16.4 million Class C units representing limited partner interest consisting of (i) 5.2 million Class C Units issued by Sunoco LP to Aloha Petroleum, Ltd as consideration for the contribution by Aloha to an indirect wholly-owned subsidiary, and (ii) 11.2 million Class C Units that were issued by Sunoco LP to its indirect wholly-owned subsidiaries in exchange for all of the outstanding Class A Units held by such subsidiaries.
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
In October 2016, Sunoco LP entered into an equity distribution agreement pursuant to which Sunoco LP may sell from time to time common units having aggregate offering prices of up to $400 million. Through November 7, 2016, Sunoco LP received net proceeds of $7 million from the issuance of 0.2 million Sunoco LP common units pursuant to such equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction is expected to close in the fourth quarter of 2016. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. We will continue to consolidate Dakota Access and ETCO subsequent to this transaction.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
June 30, 2016	August 8, 2016	August 19, 2016	0.2850
September 30, 2015	November 7, 2016	November 18, 2016	0.2850
ETP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
In July 2016, the Partnership agreed to relinquish an aggregate amount of $720 million in incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $85 million for the quarter ended September 30, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, the Partnership has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
The Partnership has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July and November 2016, the Partnership has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$138
2017	626
2018	138
2019	128
Each year beyond 2019	33
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
In connection with the acquisition from Vitol, Sunoco Logistics’ general partner executed an amendment to its partnership agreement in September 2016 which provides for a reduction to the incentive distributions paid by Sunoco Logistics. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, beginning with the third quarter 2016 cash distribution. The incentive distribution reduction will reduce the incentive distributions that ETP receives from Sunoco Logistics, as well as the amount of distributions that ETP pays on its Class H units.
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2016	December 31, 2015
Available-for-sale securities	$5	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial loss related to pensions and other postretirement benefits	5	8
Investments in unconsolidated affiliates, net	(9)	—
Subtotal	(4)	4
Amounts attributable to noncontrolling interest	4	(4)
Total AOCI, net of tax	$—	$—

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent, residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third party purchasers. In June 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement.  As of September 30, 2016, ETP continued to provide contingent, residual support of approximately $1 billion of borrowings.
ETP Retail Holdings Guarantee of Sunoco LP Notes
Retail Holdings has provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion of borrowings outstanding under Sunoco LP’s Term Loan.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental expense(1)	$55	$43	$163	$149
Less: Sublease rental income	(6)	(4)	(18)	(16)
Rental expense, net	$49	$39	$145	$133

(1)
Includes contingent rentals totaling $8 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and $17 million and $19 million for the nine months ended September 30, 2016 and 2015, respectively.

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
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater.  The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities.  The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices.  The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.

As of September 30, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garret Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument is scheduled for November 16, 2016, before the Delaware Supreme Court.
Jamie Welch Litigation
On March 10, 2016, Jamie Welch (“Welch”) filed an original petition against ETE and LE GP, LLC (“LE GP”) in Texas state court in Dallas. A confidential settlement was reached in August 2016. The court dismissed the matter with prejudice on September 6, 2016.
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
Litigation Filed By or Against WMB
On April 6, 2016, WMB filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12168-VCG. WMB alleged that Defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units. According to WMB, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. WMB sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
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
After expedited discovery and a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied WMB’s requests for injunctive relief. WMB filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016. The appeal is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., No. 330, 2016. Briefing on Williams’ appeal is now complete, and the parties are waiting for the Delaware Supreme Court to schedule oral argument, which is likely to occur in December 2016 or early 2017.
Williams filed an amended complaint on September 16, 2016. In the amended complaint, Williams abandons its request for injunctive relief, including its request that the Court order the ETE Defendants to consummate the merger. Instead, Williams seeks a $410 million termination fee and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that the ETE Defendants breached an additional representation and warranty in the Merger Agreement.
The ETE Defendants filed amended counterclaims and affirmative defenses on September 23, 2016. In the amended counterclaim, the ETE Defendants seek a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. The ETE Defendants are currently seeking discovery in support of their counterclaims. Williams has asked the Court to stay all discovery until the resolution of its appeal to the Delaware Supreme Court and a forthcoming motion to dismiss.

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
Another purported ETE unitholder, Chester County Employees’ Retirement Fund, joined the consolidated action as an additional plaintiff of April 25, 2016.
On July 6, 2016, Bowood withdrew from the consolidated action. The parties engaged in discovery, and Plaintiffs filed a consolidated amended complaint on August 29, 2016. In addition to the injunctive relief described above, Plaintiffs seek class-wide damages allegedly resulting from the Convertible Unit issuance.
On September 28, 2016, Defendants and Plaintiffs filed cross-motions for partial summary judgment. A hearing on the parties’ motions is set for November 9, 2016.

Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2016 and December 31, 2015, accruals of approximately $56 million and $40 million, respectively, were reflected on our balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to its Mont Belvieu Gas Plant. The Partnership has accrued $50,000 related to this claim. As of September 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 Supplemental Environmental Project.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”).  As of September 30, 2016, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.  Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site.  Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2016	December 31, 2015
Current	$49	$42
Non-current	313	326
Total environmental liabilities	$362	$368
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
During the three months ended September 30, 2016 and 2015, Sunoco, Inc. and Sunoco LP collectively recorded $12 million and $9 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2016 and 2015, Sunoco, Inc. and Sunoco LP recorded $31 million and $27 million, respectively, of expenditures related to environmental cleanup programs.
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
In June 2016, the PHMSA issued Notices of Probable Violation ("NOPV") and a proposed compliance order (“PCO”) in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In July 2016, the PHMSA issued a NOPV and PCO in connection with inspection and maintenance activities related to a 2013 incident on Sunoco Logistics' crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,262,500	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX (1)	60,102,500	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	419,824	2016-2017	357,092	2016-2017
Futures	99,247	2016-2017	(109,791)	2016
Options — Puts	(536,400)	2016	260,534	2016
Options — Calls	1,080,400	2016-2017	1,300,647	2016
Crude (Bbls):
Futures	(656,000)	2016-2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	4,762,500	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	13,072,500	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(35,962,500)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	(6,834,328)	2016-2017	21,922,484	2016-2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(13,519,200)	2016-2017	(8,146,800)	2016-2018
Refined Products (Bbls) — Futures	(3,066,000)	2016-2017	(1,289,000)	2016-2017
Corn (Bushels) — Futures	2,155,000	2016	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(30,620,000)	2016-2017	(37,555,000)	2016
Fixed Swaps/Futures	(30,620,000)	2016-2017	(37,555,000)	2016
Hedged Item — Inventory	30,620,000	2016-2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	September 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(2)	$(3)
	—	38	(2)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$115	$353	$(141)	$(306)
Commodity derivatives	28	63	(57)	(47)
Interest rate derivatives	18	—	(375)	(171)
Embedded derivatives in the ETP Preferred Units	—	—	(1)	(5)
	161	416	(574)	(529)
Total derivatives	$161	$454	$(576)	$(532)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$18	$—	$(376)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	28	63	(57)	(47)
Broker cleared derivative contracts	Other current assets	115	391	(143)	(309)
Total gross derivatives		161	454	(576)	(532)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(3)	(17)	3	17
Payments on margin deposit	Other current assets	(115)	(309)	115	309
Total net derivatives		$43	$128	$(458)	$(206)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$—	$—	$1
Total	$—	$—	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(9)	$(1)	$8	$7
Total		$(9)	$(1)	$8	$7

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives —Trading	Cost of products sold	$(7)	$(2)	$(24)	$(10)
Commodity derivatives —Non-trading	Cost of products sold	(16)	48	(61)	—
Interest rate derivatives	Gains (losses) on interest rate derivatives	(28)	(64)	(179)	(14)
Embedded derivatives	Other, net	8	6	4	10
Total		$(43)	$(12)	$(260)	$(14)

12.	RELATED PARTY TRANSACTIONS
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
In addition, ETE recorded sales with affiliates of $49 million and $45 million during the three months ended September 30, 2016 and 2015, respectively, and $175 million and $251 million during the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Investment in ETP	$1,390	$1,500	$4,172	$4,354
Investment in Sunoco LP	189	254	512	529
Investment in Lake Charles LNG	45	49	133	147
Corporate and Other	(37)	(26)	(142)	(74)
Adjustments and Eliminations	(83)	(277)	(208)	(553)
Total	1,504	1,500	4,467	4,403
Depreciation, depletion and amortization	(595)	(524)	(1,745)	(1,531)
Interest expense, net	(481)	(442)	(1,358)	(1,221)
Losses on interest rate derivatives	(28)	(64)	(179)	(14)
Non-cash unit-based compensation expense	(23)	(20)	(46)	(68)
Unrealized losses on commodity risk management activities	(21)	46	(105)	(73)
Losses on extinguishments of debt	—	(10)	—	(43)
Inventory valuation adjustments	39	(228)	207	(78)
Equity in earnings of unconsolidated affiliates	49	110	205	284
Adjusted EBITDA related to unconsolidated affiliates	(157)	(126)	(503)	(487)
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	—
Other, net	4	33	44	52
Income before income tax expense (benefit)	$(17)	$275	$679	$1,224

	September 30, 2016	December 31, 2015
Assets:
Investment in ETP	$67,927	$65,173
Investment in Sunoco LP	8,997	8,842
Investment in Lake Charles LNG	1,472	1,369
Corporate and Other	698	638
Adjustments and Eliminations	(2,255)	(4,833)
Total assets	$76,839	$71,189

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Investment in ETP:
Revenues from external customers	$5,489	$6,583	$15,167	$28,449
Intersegment revenues	42	18	134	18
	5,531	6,601	15,301	28,467
Investment in Sunoco LP:
Revenues from external customers	4,136	4,907	11,386	14,384
Intersegment revenues	1	—	6	—
	4,137	4,907	11,392	14,384
Investment in Lake Charles LNG:
Revenues from external customers	50	54	148	162

Adjustments and Eliminations	(43)	(946)	(140)	(10,423)
Total revenues	$9,675	$10,616	$26,701	$32,590
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Intrastate Transportation and Storage	$583	$477	$1,457	$1,504
Interstate Transportation and Storage	231	245	714	755
Midstream	587	539	1,804	2,055
Liquids Transportation and Services	1,094	783	3,022	2,378
Investment in Sunoco Logistics	2,154	2,379	6,133	8,026
Retail Marketing	—	1,362	—	11,701
All Other	882	816	2,171	2,048
Total revenues	5,531	6,601	15,301	28,467
Less: Intersegment revenues	42	18	134	18
Revenues from external customers	$5,489	$6,583	$15,167	$28,449
Investment in Sunoco LP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retail operations	$2,050	$2,222	$5,715	$6,377
Wholesale operations	2,087	2,685	5,677	8,007
Total revenues	4,137	4,907	11,392	14,384
Less: Intersegment revenues	1	—	6	—
Revenues from external customers	$4,136	$4,907	$11,386	$14,384
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

14.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8	$1
Accounts receivable from related companies	49	34
Other current assets	1	—
Total current assets	58	35
Property, plant and equipment, net	36	20
Advances to and investments in unconsolidated affiliates	5,069	5,764
Intangible assets, net	2	6
Goodwill	9	9
Other non-current assets, net	9	10
Total assets	$5,183	$5,844
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable to related companies	$31	$111
Interest payable	85	66
Accrued and other current liabilities	6	1
Total current liabilities	122	178
Long-term debt, less current maturities	6,365	6,332
Note payable to related company	396	265
Other non-current liabilities	3	1
Commitments and contingencies
Partners’ capital:
General Partner	(3)	(2)
Limited Partners:
Common Unitholders	(1,818)	(952)
Class D Units	—	22
Series A Convertible Preferred Units	118	—
Total partners’ deficit	(1,703)	(932)
Total liabilities and partners’ deficit	$5,183	$5,844

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(75)	$(24)	$(156)	$(81)
OTHER INCOME (EXPENSE):
Interest expense, net	(81)	(81)	(244)	(214)
Equity in earnings of unconsolidated affiliates	367	403	1,166	1,174
Other, net	(2)	(4)	(4)	(3)
INCOME BEFORE INCOME TAXES	209	294	762	876
Income tax benefit	—	1	—	1
NET INCOME	209	293	762	875
General Partner’s interest in net income	—	1	2	2
Convertible Unitholders’ interest in income	2	—	3	—
Class D Unitholder’s interest in net income	—	1	—	2
Limited Partners’ interest in net income	$207	$291	$757	$871

(1)	Includes management fees paid by ETE to ETP.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$718	$874
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	—	(817)
Distributions from unconsolidated affiliates	—	4
Contributions to unconsolidated affiliate	(70)	—
Capital expenditures	(15)	(15)
Net cash used in investing activities	(85)	(828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	180	3,672
Principal payments on debt	(155)	(1,915)
Proceeds from affiliate	129	129
Distributions to partners	(780)	(790)
Units repurchased under buyback program	—	(1,064)
Debt issuance costs	—	(11)
Net cash provided by (used in) financing activities	(626)	21
INCREASE IN CASH AND CASH EQUIVALENTS	7	67
CASH AND CASH EQUIVALENTS, beginning of period	1	2
CASH AND CASH EQUIVALENTS, end of period	$8	$69

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II — Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
At September 30, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units, 81.0 million ETP Class H units and 2.2 million Sunoco LP common units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction is expected to close in the fourth quarter of 2016. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer

Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. We will continue to consolidate Dakota Access and ETCO subsequent to this transaction.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $640 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in the region. The assets and liabilities assumed in this transaction will be recorded at fair value as of the acquisition date, and the initial measurement of fair value is not yet complete.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The assets and liabilities acquired will be recorded at fair value as of the acquisition date, and the initial fair value measurements are not yet complete.
Sunoco Logistics’ Permian Express Partners
In November 2016, Sunoco Logistics announced its intent to form Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics will contribute its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp will contribute its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The closing of PEP will be subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first quarter 2017. Upon closing, Sunoco Logistics' ownership percentage is expected to be approximately85%. Sunoco Logistics will maintain a controlling financial and voting interest in PEP and will operate all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics.
Quarterly Cash Distribution and IDR Relinquishment
In July 2016, the Partnership agreed to relinquish an aggregate amount of $720 million in incentive distributions from ETP commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $85 million for the quarter ended September 30, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, the Partnership has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
In October 2016, ETE announced its quarterly distribution of $0.285 per unit ($1.14 annualized) on ETE common units for the quarter ended September 30, 2016.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,390	$1,500	$(110)	$4,172	$4,354	$(182)
Investment in Sunoco LP	189	254	(65)	512	529	(17)
Investment in Lake Charles LNG	45	49	(4)	133	147	(14)
Corporate and Other	(37)	(26)	(11)	(142)	(74)	(68)
Adjustments and Eliminations	(83)	(277)	194	(208)	(553)	345
Total	1,504	1,500	4	4,467	4,403	64
Depreciation, depletion and amortization	(595)	(524)	(71)	(1,745)	(1,531)	(214)
Interest expense, net	(481)	(442)	(39)	(1,358)	(1,221)	(137)
Losses on interest rate derivatives	(28)	(64)	36	(179)	(14)	(165)
Non-cash unit-based compensation expense	(23)	(20)	(3)	(46)	(68)	22
Unrealized gains (losses) on commodity risk management activities	(21)	46	(67)	(105)	(73)	(32)
Losses on extinguishments of debt	—	(10)	10	—	(43)	43
Inventory valuation adjustments	39	(228)	267	207	(78)	285
Equity in earnings of unconsolidated affiliates	49	110	(61)	205	284	(79)
Adjusted EBITDA related to unconsolidated affiliates	(157)	(126)	(31)	(503)	(487)	(16)
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	(308)	—	(308)
Other, net	4	33	(29)	44	52	(8)
Income before income tax expense (benefit)	(17)	275	(292)	679	1,224	(545)
Income tax expense (benefit)	(58)	37	(95)	(122)	(7)	(115)
Net income	$41	$238	$(197)	$801	$1,231	$(430)
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months and nine months ended September 30, 2016 compared to the same periods last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three and nine months ended September 30, 2016 increased primarily due to the following:

•
an increase of $26 million and $75 million, respectively, of expense recognized by Sunoco LP primarily due to increased term loan borrowings, the issuance of senior notes, and an increase in borrowings under the Sunoco LP revolving credit facility;

•
an increase of $30 million for the nine months ended September 30, 2016 of expense recognized by the Parent Company primarily related to the May 2015 issuance of $1 billion aggregate principal amount of its 5.5% senior notes; and

•
an increase of $12 million and $29 million, respectively, of expense recognized by ETP (excluding interest expense related to Sunoco LP for the period prior to ETP’s deconsolidation of Sunoco LP on July 1, 2015) primarily due to recent debt issuances by ETP and its consolidated subsidiaries.

Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2016 were primarily attributable to the impact on ETP’s forward starting swap locks from the downward shift in the forward LIBOR curve.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three months and nine months ended September 30, 2016 and 2015, for the inventory associated with Sunoco LP and Sunoco Logistics as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to Citrus, FEP, PES, MEP, HPC and others.
Impairment of Investment in an Unconsolidated Affiliate. During the three months ended September 30, 2016, ETP impaired its investment in MEP and recorded a non-cash impairment loss of $308 million based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs, other income and expense amounts, and non-cash expenses not included in the other reconciling items above.
Income Tax Expense (Benefit). For the three and nine months ended September 30, 2016 compared to the same periods last year, the Partnership recorded lower income tax expense, or higher income tax benefit, primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries.
Segment Operating Results
Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$5,531	$6,601	$(1,070)	$15,301	$28,467	$(13,166)
Cost of products sold	3,931	4,942	(1,011)	10,529	22,792	(12,263)
Gross margin	1,600	1,659	(59)	4,772	5,675	(903)
Unrealized (gains) losses on commodity risk management activities	15	(47)	62	96	72	24
Operating expenses, excluding non-cash compensation expense	(377)	(524)	147	(1,100)	(1,771)	671
Selling, general and administrative, excluding non-cash compensation expense	(76)	(97)	21	(239)	(391)	152
Inventory valuation adjustments	(37)	134	(171)	(143)	(16)	(127)
Adjusted EBITDA related to unconsolidated affiliates	240	350	(110)	711	711	—
Other	25	25	—	75	74	1
Segment Adjusted EBITDA	$1,390	$1,500	$(110)	$4,172	$4,354	$(182)
Segment Adjusted EBITDA. For the three months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP decreased due to the net impact of the following:

•
a decrease of $112 million in ETP’s retail marketing operations as a result of ETP’s transfer of the general partner interest of Sunoco LP to ETE in 2015 and the completion of the contribution of remaining retail marketing operations from ETP to Sunoco LP in March 2016;

•
a decrease of $8 million in ETP’s interstate transportation and storage operations, primarily attributable to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service; and

•
a decrease of approximately $63 million in ETP’s all other operations, primarily due to lower earnings from ETP’s investment in PES, a decrease in revenue-generating horsepower and lower project revenue from ETP’s compression operations, unfavorable results from its natural resources operations, partially offset by a favorable variance from lower transaction-related expenses in 2016 and higher selling, general and administrative expenses in 2015; partially offset by

•
an increase of $23 million from Sunoco Logistics due to an increase of $11 million from Sunoco Logistics’ NGL operations which is largely attributable to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects, an increase of $26 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines, partially offset by a decrease of $14 million from Sunoco Logistics’ crude oil operations, primarily due to lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities;

•
an increase of $45 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana, along with the impact of favorable market conditions and the ramp-up of the third fractionator at Mont Belvieu;

•
an increase of $1 million in ETP’s midstream operations primarily due to higher volumes in the Permian region and higher crude and NGL prices, partially offset by volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions; and

•	an increase of $6 million in ETP’s intrastate transportation and storage operations due to an increase in realized margin on natural gas inventory transactions and storage margin.
For the nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP decreased primarily due to the net impact of the following:

•
a decrease of $256 million in ETP’s retail marketing operations as a result of ETP’s transfer of the general partner interest of Sunoco LP to ETE in 2015 and the completion of the contribution of remaining retail marketing operations from ETP to Sunoco LP in March 2016;

•
a decrease of $102 million in ETP’s midstream operations primarily due to an $85 million decrease in gross margin due to lower benefit from settled derivatives used to hedge commodity margins, a decrease in non-fee based margins of $18 million due to lower crude oil and NGL prices, a decrease of $14 million in non-fee based margin due to lower natural gas prices and higher operating expenses of $20 million, partially offset by a $39 million increase due to volume increases in the Permian region, partially offset by volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions;

•
a decrease of $24 million in ETP’s interstate transportation and storage operations, primarily attributable to contract restructuring on the Tiger Pipeline, lower rates on the Panhandle, Trunkline and Transwestern pipelines due to weaker spreads, and a decline on the Sea Robin Pipeline due to declines in production and third party maintenance; and

•
a decrease of approximately $79 million in ETP’s all other operations, primarily due to lower earnings from ETP’s investment in PES, a decrease in revenue-generating horsepower and lower project revenue from ETP’s compression operations, unfavorable results from its natural resources operations, partially offset by a favorable variance from lower transaction-related expenses in 2016 and higher selling, general and administrative expenses in 2015; partially offset by

•
an increase of $169 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana, along with the impact of favorable market conditions and the ramp-up of the third fractionator at Mont Belvieu;

•
an increase of $70 million from Sunoco Logistics due to an increase of $63 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines, $6 million from Sunoco Logistics’ NGLs operations, primarily due to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects, and $1 million from Sunoco Logistics’ crude oil operations due to improved results from Sunoco Logistics’ crude oil pipelines; and

•	an increase of $40 million in ETP’s intrastate transportation and storage operations primarily due to an increase in storage margin and realized margin on natural gas inventory transactions.
Unrealized (Gains) Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three and nine months ended September 30, 2016 compared to the same periods last year, the changes included decreases of $47 million and $42 million, respectively, related to Sunoco Logistics, decreases of $9 million and $20 million, respectively, related to ETP’s liquids transportation and services operations, increase of $3 million and a decrease of $27 million, respectively, related to ETP’s intrastate transportation and storage operations, decrease of $1 million and an increase of $2 million respectively, related to ETP’s retail marketing operations and decreases of $8 million and $19 million, respectively related to ETP’s all other operations. These were partially offset by an increase of $82 million for the nine months ended September 30, 2016 related to ETP’s midstream operations.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2016 compared to the same periods last year, ETP’s operating expenses decreased $147 million and $671 million, respectively, primarily due to ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. For the three and nine months ended September 30, 2016 compared to the same periods last year, ETP’s selling, general and administrative expenses decreased $21 million and $152 million, respectively, primarily due to decreases of $8 million and $99 million, respectively, as a result of ETP’s deconsolidation of Sunoco LP and the remainder of its retail marketing operations, in addition to decreases of $19 million and $52 million, respectively, in ETP’s other operations resulting from a decrease in transaction-related expenses.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three months ended September 30, 2016 decreased $110 million compared to the same period last year primarily due to a $65 million decrease in adjusted EBITDA related to PES as a result of the impact of refining crack spreads and a $53 million decrease related to Sunoco, LLC as a result of the impact of refining crack spreads.
Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$4,137	$4,907	$(770)	$11,392	$14,384	$(2,992)
Cost of products sold	3,560	4,382	(822)	9,735	12,865	(3,130)
Gross margin	577	525	52	1,657	1,519	138
Operating expenses, excluding non-cash compensation expense	(312)	(304)	(8)	(900)	(866)	(34)
Selling, general and administrative, excluding non-cash compensation expense	(80)	(60)	(20)	(193)	(162)	(31)
Inventory fair value adjustments	(2)	91	(93)	(64)	34	(98)
Unrealized losses on commodity risk management activities	6	1	5	9	3	6
Loss on disposal of assets	—	1	(1)	3	1	2
Segment Adjusted EBITDA	$189	$254	$(65)	$512	$529	$(17)
The Investment in Sunoco LP segment reflects the results of Sunoco LP for all periods presented. Sunoco LP obtained control of Sunoco, LLC in April 2015, Susser in July 2015 and the legacy Sunoco, Inc. retail business in March 2016. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning September 1, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business beginning September 1, 2014. Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business were also consolidated by ETP until April 2015, July 2015 and March 2016, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the nine months ended September 30, 2015. ETE’s consolidated results reflect the elimination of Sunoco, LLC, Susser and the legacy Sunoco, Inc. retail business for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco LP, the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
Segment Adjusted EBITDA. The decrease in Segment Adjusted EBITDA for the three and nine months ended September 30, 2016, compared to the same period in the prior year was primarily due to higher general and administrative costs associated with the transition of employees to Dallas and higher operating expenses attributable to the expanded retail business offset by lower costs of motor fuels and an increase in the number of retail sites.

Investment in Lake Charles LNG

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$50	$54	$(4)	$148	$162	$(14)
Operating expenses, excluding non-cash compensation expense	(4)	(4)	—	(13)	(12)	(1)
Selling, general and administrative, excluding non-cash compensation expense	(1)	(1)	—	(2)	(3)	1
Segment Adjusted EBITDA	$45	$49	$(4)	$133	$147	$(14)
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
ETP currently expects capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$40	$50	$20	$25
Interstate transportation and storage(2)(3)	210	250	95	105
Midstream	1,225	1,275	100	110
Liquids transportation and services:
NGL	875	900	20	25
Crude(2)(3)	300	325	—	—
All other (including eliminations)	90	100	40	45
Total direct capital expenditures	$2,740	$2,900	$275	$310

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.17 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
ETP expects total direct growth capital expenditures of approximately $1.9 billion in 2017, net of amounts expected to be financed at the asset level.
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
Sunoco LP currently expects capital expenditures, excluding acquisitions, in 2016 to be within the following ranges:

	Growth (1)		Maintenance
	Low	High	Low	High
Year ended December 31, 2016	$360	$380	$100	$110
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
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash provided by operating activities during 2016 was $2.39 billion as compared to $2.15 billion for 2015. Net income was $801 million and $1.23 billion for 2016 and 2015, respectively. The difference between net income and the net cash provided by operating activities for the nine months ended September 30, 2016 and 2015, primarily consisted of non-cash items totaling $1.36 billion and $1.48 billion, respectively, and net changes in operating assets and liabilities of $38 million and $831 million, respectively.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $1.75 billion and $1.53 billion, respectively, equity in earnings of unconsolidated affiliates of $205 million and $284 million, respectively, inventory valuation adjustments of $207 million and $78 million, respectively, deferred income taxes of $133 million and $33 million, respectively, and unit-based compensation expense of $46 million and $68 million, respectively, in addition to a $308 million impairment of investment in an unconsolidated affiliate during 2016.
Cash paid for interest, net of interest capitalized, was $1.43 billion and $1.29 billion for the nine months ended September 30, 2016 and 2015, respectively.
Capitalized interest was $149 million and $108 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash used in investing activities during 2016 was $6.44 billion as compared to $7.16 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $6.08 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $6.66 billion. During the nine months ended September 30, 2016, we paid cash for acquisitions of $448 million. During the nine months ended September 30, 2015, we paid cash for acquisitions of $502 million, we paid $129 million for the purchase of noncontrolling interest and we received $64 million in proceeds from the sale of noncontrolling interest.
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
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash provided by financing activities during 2016 was $3.92 billion as compared to $5.19 billion for 2015. In 2016, ETP received $794 million in net proceeds from offerings of their common units as compared to $1.03 billion in 2015. In 2016, Sunoco Logistics received $1.31 billion in net proceeds from offerings of their common units as compared to $1.27 billion in 2015. In 2015, Sunoco LP received $213 million in net proceeds from offerings of their common units. During 2016, we had a consolidated net increase in our debt level of $4.33 billion as compared to a net increase of $5.68 billion for 2015. We have paid distributions of $780 million and $790 million to our partners in 2016 and in 2015, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $2.03 billion and $1.71 billion in 2016 and 2015, respectively.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2016	December 31, 2015
Parent Company Indebtedness:
ETE Senior Secured Notes	$3,337	$3,337
ETE Senior Secured Term Loan, due December 2, 2019	2,190	2,190
ETE Senior Secured Revolving Credit Facility	885	860
Subsidiary Indebtedness:
ETP Senior Notes	19,439	19,439
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	5,350	4,975
Transwestern Senior Notes	782	782
Bakken Term Note	1,100	—
Sunoco LP Senior Notes	2,200	1,400
Sunoco LP Term Loan	1,243	—
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019 (1)	1,584	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (2)	622	562
Sunoco LP $1.5 billion Revolving Credit Facility due March 2019	958	450
Other Long-Term Debt	150	157
Unamortized premiums and fair value adjustments, net	111	141
Deferred debt issuance costs	(260)	(237)
Total	41,241	36,968
Less: Current maturities of long-term debt	1,221	131
Long-term debt and notes payable, less current maturities	$40,020	$36,837

(1)	Includes $208 million of commercial paper product outstanding at September 30, 2016.

(2)	Includes $140 million of commercial paper product outstanding at September 30, 2016.
Senior Notes
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of September 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.
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

Sunoco LP Term Loan and Senior Notes
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. As of September 30, 2016, Sunoco LP had $1.2 billion outstanding under the term loan. Amounts borrowed under the term loan bear interest at either LIBOR or base rate plus an applicable margin based on Sunoco LP’s election for each interest period. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan.
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
As of September 30, 2016, we had $885 million outstanding borrowings under the Parent Company Credit Facility and the amount available for future borrowings was $615 million.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of its current and future unsecured debt. In September 2016, ETP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of September 30, 2016, the ETP Credit Facility had $1.58 billion of outstanding borrowings, which included $208 million of commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2016, the Sunoco Logistics Credit Facility had $0.62 billion of outstanding borrowings, which included $140 million of commercial paper.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2016, the Sunoco LP Credit Facility had $958 million of outstanding borrowings and $24 million in standby letters of credit.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2016.
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

Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2015	February 4, 2016	February 19, 2016	$0.2850
March 31, 2016	May 6, 2016	May 19, 2016	0.2850
June 30, 2016	August 8, 2016	August 19, 2016	0.2850
September 30, 2016	November 7, 2016	November 18, 2016	0.2850
The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Limited Partners	$721	$841
General Partner interest	2	2
Class D units	—	2
Total Parent Company distributions	$723	$845
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

The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2016	2015
Distributions from ETP:
Limited Partner interests	$8	$51
Class H Units	263	186
General Partner interest	24	23
IDRs	1,012	937
IDR relinquishments net of Class I Unit distributions	(271)	(83)
Total distributions from ETP	1,036	1,114
Distributions from Sunoco LP (1)
Limited Partner interests	6	—
IDRs	60	8
Total distributions from Sunoco LP	66	8
Total distributions received from subsidiaries	$1,102	$1,122

(1)	Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP.
In July 2016, we agreed to relinquish an aggregate amount of $720 million in incentive distributions from ETP commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $85 million for the quarter ended September 30, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, we have agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
We have also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July and November 2016, we have agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$138
2017	626
2018	138
2019	128
Each year beyond 2019	33
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

Cash Distributions Paid by ETP
Following are distributions declared and/or paid by ETP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
The total amounts of ETP distributions declared for the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Limited Partners:
Common Units	$1,615	$1,509
Class H Units	263	186
General Partner interest	24	23
IDRs	1,012	937
IDR relinquishments net of Class I Unit distributions	(271)	(83)
Total ETP distributions	$2,643	$2,572
Cash Distributions Paid by Sunoco Logistics
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
In connection with the acquisition from Vitol, Sunoco Logistics’ general partner executed an amendment to its partnership agreement in September 2016 which provides for a reduction to the incentive distributions paid by Sunoco Logistics. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, beginning with the third quarter 2016 cash distribution. The incentive distribution reduction will reduce the incentive distributions that ETP receives from Sunoco Logistics, as well as the amount of distributions that ETP pays on its Class H units.

The total amounts of Sunoco Logistics distributions declared for the periods presented (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Limited Partners:
Common units held by public	$353	$245
Common units held by ETP	100	88
General Partner interest held by ETP	11	9
Incentive distributions held by ETP	289	198
IDR reduction	(8)	—
Total distributions declared	$745	$540
Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 5, 2016	February 16, 2016	$0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Limited Partners:
Common units held by public	$122	$50
Common and subordinated units held by ETP	107	49
Common and subordinated units held by ETE	6	—
General Partner interest and Incentive distributions	60	13
Total distributions declared	$295	$112
Cash Distributions Paid by PennTex
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. For the three months ended September 30, 2016, PennTex declared a quarterly distribution of $0.2950 per unit to be paid on November 14, 2016 to unitholders of record as of November 7, 2016.

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

	September 30, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,262,500	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX (1)	60,102,500	—	—	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	419,824	2	1	357,092	—	2
Futures	99,247	—	—	(109,791)	2	—
Options — Puts	(536,400)	1	—	260,534	—	—
Options — Calls	1,080,400	(2)	2	1,300,647	—	3
Crude (Bbls):
Futures	(656,000)	—	5	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	4,762,500	1	—	(6,522,500)	—	—
Swing Swaps IFERC	13,072,500	—	2	71,340,000	(1)	—
Fixed Swaps/Futures	(35,962,500)	—	11	(14,380,000)	(1)	5
Forward Physical Contracts	(6,834,328)	1	2	21,922,484	4	5
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(13,519,200)	(29)	42	(8,146,800)	10	13
Refined Products (Bbls) — Futures	(3,066,000)	(18)	24	(1,289,000)	8	11
Corn (Bushels) — Futures	2,155,000	—	1	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(30,620,000)	(1)	—	(37,555,000)	—	—
Fixed Swaps/Futures	(30,620,000)	(12)	10	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2016, we and our subsidiaries had $9.14 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $91 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		September 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $253 million as of September 30, 2016. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $43 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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

Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
ITEM 1A. RISK FACTORS
The following risk factors should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.
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
For ETP’s midstream operations, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the nine months ended September 30, 2016 and 2015, gross margin from ETP’s midstream operations totaled $1.35 billion of which fee-based revenues constituted 87% and 88%, respectively, and non fee-based margin constituted 13% and 12%, respectively. For the years ended December 31, 2015 and 2014, gross margin from ETP’s midstream segment totaled $1.81 billion and $1.93 billion, respectively, of which fee-based revenues constituted 86% and 66%, respectively, and non fee-based margin constituted 14% and 34%, respectively. The amount of gross margin earned by ETP’s midstream operations from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
Protests and legal actions against our Dakota Access pipeline project have caused construction delays and may further delay the completion of the pipeline project.
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Native American tribe (the “SRST”) began gathering near a construction site on our Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate this unlawful protest. Dakota Access has the necessary permits and approvals to perform all work on the pipeline project, other than a small area under dispute as described below. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue, how the legal action will be resolved, or the impact both may have on construction time. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the crossing of land owned by the USACE adjacent to the Missouri River at one location, but has not issued an easement to allow the crossing of land owned by the USACE adjacent to Lake Oahe. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. After a hearing on the TRO, the parties agreed to voluntarily stop construction in the relevant geographic area until the Court ruled on the preliminary injunction. Three days later, on September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The appeal of the U.S. District Court’s September 9th denial of the SRST’s preliminary injunction is still pending.
In addition, the Cheyenne River Sioux and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the review process by the federal departments has been completed and that the easement for the land adjacent to Lake Oahe will be granted in a timely manner, we cannot assure this outcome. Any significant delay in receiving this easement will delay the receipt of revenue from this project. In addition, any action or inaction by the federal departments may increase the cost of construction of the pipeline. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	November 9, 2016	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)