Form 10-K
period 2016-12-31
Energy Transfer Equity, L.P.
filed 2017-02-24
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒
The aggregate market value as of June 30, 2016, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $10.86 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 17, 2017, the registrant had 1,079,185,030 Common Units outstanding.
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

Citrus	Citrus, LLC which owns 100% of FGT

CrossCountry	CrossCountry Energy, LLC

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

Eagle Rock	Eagle Rock Energy Partners, L.P.

ELG	Edwards Lime Gathering, LLC

EPA	U.S. Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETG	Energy Transfer Group, L.L.C.

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP	Energy Transfer Partners, L.P.

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

ETP Preferred Units	ETP’s Series A Convertible Preferred Units,

Exchange Act	Securities Exchange Act of 1934

FDOT/FTE	Florida Department of Transportation, Florida’s Turnpike Enterprise

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, which owns a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of ETE

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

HOLP	Heritage Operating, L.P.

Hoover	Hoover Energy Partners, LP

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC

LCL	Lake Charles LNG Export Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

LNG Holdings	Lake Charles LNG Holdings, LLC

LPG	liquefied petroleum gas

Lone Star	Lone Star NGL LLC

MACS	Mid-Atlantic Convenience Stores, LLC

MEP	Midcontinent Express Pipeline LLC

MLP Merger	The merger of Sunoco Logistics with and into ETP, with ETP surviving the merger as a wholly owned subsidiary of Sunoco Logistics

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGA	Natural Gas Act of 1938

NGPA	Natural Gas Policy Act of 1978

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

PropCo	Susser Petroleum Property Company LLC

PVR	PVR Partners, L.P.

RIGS	Regency Intrastate Gas System

RGS	Regency Gas Services, a wholly-owned subsidiary of Regency

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Regency Preferred Units	Regency’s Series A Convertible Preferred Units, the Preferred Units of a Subsidiary

Retail Holdings	ETP Retail Holdings LLC, an indirect wholly-owned subsidiary of ETP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

TCEQ	Texas Commission on Environmental Quality

Transwestern	Transwestern Pipeline Company, LLC

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

WMB	The Williams Companies, Inc.

WPZ	Williams Partners, L.P.

WTI	West Texas Intermediate Crude
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

v

PART I

ITEM 1.  BUSINESS
Overview
We were formed in September 2002 and completed our initial public offering in February 2006. We are a Delaware limited partnership with common units publicly traded on the NYSE under the ticker symbol “ETE.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, ETP GP, ETP LLC, Panhandle (or Southern Union prior to its merger into Panhandle in January 2014), PennTex, Sunoco Logistics, Sunoco LP, and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
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
At December 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 2.6 million ETP common units and approximately 81.0 million ETP Class H units. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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

Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2016. For simplicity, certain immaterial entities and ownership interests have not been depicted.

Significant Achievements in 2016 and Beyond
Strategic Transactions
Our significant strategic transactions in 2016 and beyond included the following, as discussed in more detail herein:

•
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued ETP common units.

•
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.

•
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.

•
On October 12, 2016, Sunoco LP completed the acquisition of the convenience store, wholesale motor fuel distribution, and commercial fuels distribution business serving East Texas and Louisiana from Denny Oil Company (“Denny”) for approximately $55 million plus inventory on hand at closing, subject to closing adjustments. This acquisition includes six company owned and operated locations, six company-owned and dealer operated locations, wholesale fuel supply contracts for a network of independent dealer-owned and dealer-operated locations, and a commercial fuels business in the Eastern Texas and Louisiana markets. As part of the acquisition, Sunoco LP acquired 13 fee properties, which included the six company operated locations, six dealer operated locations and a bulk plant and an office facility.

•
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

•
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.

•
On August 31, 2016, Sunoco LP acquired the fuels business (the "Fuels Business") from Emerge Energy Services LP (NYSE: EMES) ("Emerge") for $171 million, inclusive of working capital and other adjustments. The Fuels Business comprises Dallas-based Direct Fuels LLC and Birmingham-based Allied Energy Company LLC, both wholly owned subsidiaries of Emerge, and engages in the processing of transmix and the distribution of refined fuels. As part of the acquisition, Sunoco LP acquired two transmix processing plants with attached refined product terminals. Combined, the plants can process over 10,000 barrels per day of transmix, and the associated terminals have over 800,000 barrels of storage capacity.

•
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”) and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25% in the Bakken Pipeline.

•
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.

•
On June 22, 2016, Sunoco LP acquired 18 convenience stores serving the upstate New York market from Valentine Stores, Inc. (“Valentine”) for $76 million plus the value of inventory on hand at closing. The acquisition included 19 fee properties (of which 18 are company operated convenience stores and one is a standalone Tim Hortons), one leased Tim Hortons property, and three raw tracts of land in fee for future store development.

•
On May 2, 2016, Sunoco LP finalized an agreement with the Indiana Toll Road Concession Company to develop and operate 8 travel plazas along the 150-mile toll road. The agreement has a 20-year term with an estimated cost of $31 million. The first series of plaza reconstruction began in the third quarter of 2016, and the total construction period is expected to last two years.

•
On March 28, 2016, Sunoco LP entered into a Store Development Agreement with Dunkin’ Donuts to be the exclusive developer of Dunkin’ Donuts restaurants in the state of Hawaii for an initial term of eight years. We have committed to building and operating 15 Dunkin’ Donuts restaurants at an estimated cost of $20 million. We anticipate that approximately half the restaurants will be built on existing Aloha-controlled (convenience store/gas station) properties and half will be standalone restaurants developed on properties that will be acquired in the future.

•
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.

Business Strategy
Our primary business objective is to increase cash available for distributions to our unitholders by actively assisting our subsidiaries in executing their business strategies by assisting in identifying, evaluating and pursuing strategic acquisitions and growth opportunities. In general, we expect that we will allow our subsidiaries the first opportunity to pursue any acquisition or internal growth project that may be presented to us which may be within the scope of their operations or business strategies. In the future, we may also support the growth of our subsidiaries through the use of our capital resources, which could involve loans, capital contributions or other forms of credit support to our subsidiaries. This funding could be used for the acquisition by one of our subsidiaries of a business or asset or for an internal growth project. In addition, the availability of this capital could assist our subsidiaries in arranging financing for a project, reducing its financing costs or otherwise supporting a merger or acquisition transaction.
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
Investment in ETP
ETP’s operations include the following:
Intrastate Transportation and Storage Operations
ETP’s natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through its intrastate transportation and storage operations, ETP owns and operates approximately 7,900 miles of natural gas transportation pipelines with approximately 15.2 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of

Texas. ETP also owns a 49.99% general partner interest in RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
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
Interstate Transportation and Storage Operations
ETP’s natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through its interstate transportation and storage operations, ETP directly owns and operates approximately 11,800 miles of interstate natural gas pipelines with approximately 10.3 Bcf/d of transportation capacity and has a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline and the 500-mile Midcontinent Express pipeline. ETP also owns a 50% interest in Citrus which owns 100% of FGT, an approximately 5,325 mile pipeline system that extends from South Texas through the Gulf Coast to South Florida.
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
ETP also owns a 50% interest in the MEP pipeline system, which is operated by KMI and has the capability to transport up to 1.8 Bcf/d of natural gas.
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
Through its midstream operations, ETP owns and operates natural gas and NGL gathering pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing, treating and conditioning capacity of approximately 12.3 Bcf/d. ETP’s midstream operations focus on the gathering, compression, treating, blending, and processing, of natural gas and its operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale and Woodford Shale in North Texas, the Bossier Sands in East Texas, the Marcellus Shale in West Virginia and Pennsylvania, and the Haynesville Shale in East Texas and Louisiana. Many of ETP’s midstream assets are integrated with our intrastate transportation and storage assets.
Our midstream operations also include a 60% interest in ELG, which operates natural gas gathering, oil pipeline, and oil stabilization facilities in South Texas, a 33.33% membership interest in Ranch Westex JV LLC, which processes natural gas delivered from the NGLs-rich shale formations in West Texas, a 75% membership interest in ORS, which operates a natural gas gathering system in the Utica shale in Ohio, and a 50% interest in Mi Vida JV, which operates a cryogenic processing plant and related facilities in West Texas, a 51% membership interest in Aqua – PVR, which transports and supplies fresh water to natural gas producers in the Marcellus shale in Pennsylvania, and a 50% interest in Sweeny Gathering LP, which operates a natural gas gathering facility in South Texas.
The results from ETP’s midstream operations are primarily derived from margins ETP earns for natural gas volumes that are gathered, transported, purchased and sold through ETP’s pipeline systems and the natural gas and NGL volumes processed at its processing and treating facilities.
Liquids Transportation and Services Operations
NGL transportation pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities to fractionation plants and storage facilities. NGL storage facilities are used for the storage of mixed NGLs, NGL products and petrochemical products owned by third parties in storage tanks and underground wells, which allow for the injection and withdrawal of such products at various times of the year to meet demand cycles. NGL fractionators separate mixed NGL streams into purity products, such as ethane, propane, normal butane, isobutane and natural gasoline.
ETP’s liquids transportation and services operations includes approximately 1,400 miles of NGL pipelines with an aggregate transportation capacity in excess of 1.5 million Bbls/d, five NGL and propane fractionation facilities with an aggregate capacity of 545,000 Bbls/d and NGL storage facilities with aggregate working storage capacity of approximately 53 million Bbls. Four of ETP’s NGL and propane fractionation facilities and 50 million Bbls of ETP’s NGL storage capacity are located at Mont Belvieu, Texas, one NGL fractionation facility is located in Geismar, Louisiana, and operations have 3 million Bbls of salt dome storage near Hattiesburg, Mississippi. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu. In addition, ETP owns and operates the 82-mile Rio Bravo crude oil pipeline.
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
NGL storage revenues are derived from base storage fees and throughput fees. Base storage fees are firm take or pay contracts on the volume of capacity reserved, regardless of the capacity actually used. Throughput fees are charged for providing ancillary services, including receipt and delivery and custody transfer fees.
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
ETP’s Investment in Sunoco Logistics
ETP’s interests in Sunoco Logistics consist of 67.1 million Sunoco Logistics common units and 9.4 million Sunoco Logistics Class B Units, collectively representing 23% of the limited partner interests in Sunoco Logistics as of December 31, 2016. ETP also owns a 99.9% interest in Sunoco Partners LLC, the entity that owns the general partner interest and IDRs in Sunoco Logistics. Because ETP controls Sunoco Logistics through its ownership of the general partner, the operations of Sunoco Logistics are consolidated into ETP.
Sunoco Logistics owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, NGLs and refined products primarily in the northeast, midwest and southwest regions of the United States. In addition, Sunoco Logistics owns interests in several product pipeline joint ventures.
Sunoco Logistics’ crude oil operations provide transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within these operations are approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in two crude oil pipelines. Sunoco Logistics’ crude oil terminalling services operate with an aggregate storage capacity of approximately 33 million barrels, including approximately 26 million barrels at its Gulf Coast terminal in Nederland, Texas and approximately 3 million barrels at its Fort Mifflin terminal complex in Pennsylvania. Sunoco Logistics’ crude oil acquisition and marketing activities utilize its pipeline and terminal assets, its proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.
Sunoco Logistics’ NGLs operations transport, store, and execute acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGLs markets. These operations contain approximately 900 miles of NGLs pipelines, primarily related to its Mariner systems located in the northeast and southwest United States. Terminalling services are facilitated by approximately 5 million barrels of NGLs storage capacity, including approximately 1 million barrels of storage at its Nederland, Texas terminal facility and 3 million barrels at its Marcus Hook, Pennsylvania terminal facility (the “Marcus Hook Industrial Complex”). These operations also carry out Sunoco Logistics’ NGLs blending activities, including utilizing its patented butane blending technology.
Sunoco Logistics’ refined products operations provide transportation and terminalling services, through the use of approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Sunoco Logistics’ marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million barrels of refined products storage capacity. Sunoco Logistics’ refined products operations include its Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The operations also include Sunoco Logistics’ equity ownership interests in four refined products pipeline companies. The operations also perform terminalling activities at Sunoco Logistics’ Marcus Hook Industrial Complex. Sunoco Logistics’ refined products operations utilize its integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions in the United States.
ETP’s Other Operations and Investments
ETP’s other operations and investments include the following:

•	ETP owns an equity method investment in limited partner units of Sunoco LP consisting of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units.

•
ETP’s wholly-owned subsidiary, Sunoco, Inc., owns an approximate 33% non-operating interest in PES, a refining joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns a refinery in Philadelphia.

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

•	ETP owns a 40% interest in the parent of LCL, which is developing a LNG liquefaction project.

•
ETP owns and operates a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. ETP also owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•
ETP is involved in the management of coal and natural resources properties and the related collection of royalties. ETP also earns revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include Coal Handling, which owns and operates end-user coal handling facilities.

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
Wholesale Operations
Sunoco LP is a wholesale distributor of motor fuels and other petroleum products which Sunoco LP supplies to its retail operations, to third-party dealers and distributors, to independent operators of consignment locations and other consumers of motor fuel. Also included in the wholesale operations are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
Sunoco LP is the exclusive wholesale supplier of the iconic Sunoco branded motor fuel, supplying an extensive distribution network of approximately 5,335 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest and Southeast regions of the United States, including approximately 235 company operated Sunoco-branded locations in Texas. Sunoco LP believes it is one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,345 company-operated convenience stores and fuel outlets;

•	165 independently operated consignment locations where we sell motor fuel under consignment arrangements to retail customers;

•	5,550 convenience stores and retail fuel outlets operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,130 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
Retail Operations
As of December 31, 2016, Sunoco LP’s retail operations operated approximately 1,345 convenience stores and retail fuel outlets. Our retail convenience stores operate under several brands, including Sunoco’s proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. We have company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2016, Sunoco LP operated approximately 740 Stripes convenience stores in Texas, New Mexico, Oklahoma and Louisiana. Each store offers a customized merchandise mix based on local customer demand and preferences. Sunoco LP has built approximately 255 large-format convenience stores from January 2000 through December 31, 2016. Sunoco LP has implemented our proprietary, in-house Laredo Taco Company restaurant concept in approximately 470 Stripes convenience stores and intend to implement it in all newly constructed Stripes convenience stores. Sunoco LP also owns and operates ATM and proprietary money order systems in most Stripes stores and provide other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2016, Sunoco LP operated approximately 445 retail convenience stores and fuel outlets, primarily under Sunoco’s proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including approximately 400 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2016, Sunoco LP operated approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December 31, 2016, MACS operated approximately 110 company-operated retail convenience stores and Aloha operated approximately 50 Aloha, Shell, and Mahalo branded fuel stations.
Investment in Lake Charles LNG
Lake Charles LNG provides terminal services for shippers by receiving LNG at the facility for storage and delivering such LNG to shippers, either in liquid state or gaseous state after regasification. Lake Charles LNG derives all of its revenue from a series of long term contracts with a wholly-owned subsidiary of BG Group plc (“BG”).
Lake Charles LNG is currently developing a natural gas liquefaction facility with BG for the export of LNG. In December 2015, Lake Charles LNG received authorization from the FERC to site, construct, and operate facilities for the liquefaction and export of natural gas. On February 15, 2016, Royal Dutch Shell plc completed its acquisition of BG. Shell announced in the second quarter of 2016 that they will delay making a final investment decision (“FID”) for the Lake Charles LNG project and Shell has not advised LCL of any change in the status of the project. In the event that each of LCL and Shell elect to make an affirmative FID, construction of the project would be expected to commence promptly thereafter and first LNG exports would commence about four years later.

Asset Overview
Investment in ETP
The descriptions below include summaries of significant assets within ETP’s operations. Amounts, such as capacities, volumes and miles included in the descriptions below are approximate and are based on information currently available; such amounts are subject to change based on future events or additional information.
The following details the assets in ETP’s operations:
Intrastate Transportation and Storage
The following details pipelines and storage facilities in ETP’s intrastate transportation and storage operations:

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf/d)
ET Fuel System	100%	2,780	5.2	11.2
Oasis Pipeline	100%	750	2.3	—
HPL System	100%	3,900	5.3	52.5
East Texas Pipeline	100%	460	2.4	—
RIGS Haynesville Partnership Co.	49.99%	450	2.1	—
The following information describes ETP’s principal intrastate transportation and storage assets:

•
The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas.

The ET Fuel System also includes ETP’s Bethel natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 5.2 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. Storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that extend through 2023.
In addition, the ET Fuel System is integrated with ETP’s Godley processing plant which gives ETP the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

•
The Oasis Pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capabilities with approximately 1.2 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline connects to the Waha and Katy market hubs and has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

The Oasis pipeline is integrated with ETP’s Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third-party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

•
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, as well as our Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2016, ETP had approximately 10.8 Bcf committed under fee-based arrangements with third parties and approximately 36.9 Bcf stored in the facility for ETP’s own account.

•
The East Texas Pipeline connects three treating facilities, one of which ETP owns, with our Southeast Texas System. The East Texas pipeline serves producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.

•	RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. The Partnership owns a 49.99% general partner interest in RIGS.
Interstate Transportation and Storage

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission Pipeline	50%	5,325	3.1	—
Transwestern Pipeline	100%	2,600	2.1	—
Panhandle Eastern Pipe Line	100%	6,000	2.8	83.9
Trunkline Gas Pipeline	100%	2,000	0.9	13.0
Tiger Pipeline	100%	195	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	1,000	2.0	—
Midcontinent Express Pipeline	50%	500	1.8	—
Gulf States	100%	10	0.1	—
The following information describes ETP’s principal interstate transportation and storage assets:

•
The Florida Gas Transmission Pipeline (“FGT”) is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,325 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 66% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains over 81 interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrials and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture between ETP and KMI.

•
The Transwestern Pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern Pipeline has bi-directional capabilities and access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandles. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets in Arizona, Nevada and California. Transwestern’s Phoenix Lateral Pipeline, with a throughput capacity of 660 MMcf/d, connects the Phoenix area to the Transwestern mainline. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.

•
The Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan.

•
The Trunkline Gas Pipeline’s transmission system consists of one large diameter pipeline with bi-directional capabilities, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and Michigan.

•
The Tiger Pipeline is an approximately 195-mile interstate natural gas pipeline with bi-directional capabilities, that connects to our dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana.

•
The Fayetteville Express Pipeline is an approximately 185-mile interstate natural gas pipeline that originates near Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The Fayetteville Express Pipeline is owned by a 50/50 joint venture with KMI.

•	The Sea Robin Pipeline’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico.

•
The Midcontinent Express Pipeline is an approximately 500-mile interstate pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline System in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with KMI.

•	Gulf States owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
Midstream
The following details our assets in the midstream operations:

Description of Assets	Net Gas Processing Capacity (MMcf/d)	Net Gas Treating Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410	510
Eagle Ford System	1,920	930
Ark-La-Tex Region	1,025	1,186
North Central Texas Region	740	1,120
Permian Region	1,743	1,580
Mid-Continent Region	885	20
Eastern Region	—	70
The following information describes our principal midstream assets:
South Texas Region:

•
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and Eagle Ford shale formation. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas Pipeline and is also connected to the Oasis Pipeline. The Southeast Texas System includes two natural gas processing plant (La Grange and Alamo) with aggregate capacity of 410 MMcf/d and natural gas treating facilities with aggregate capacity of 510 MMcf/d. The La Grange and Alamo processing plants are natural gas processing plants that process the rich gas that flows through ETP’s gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into ETP’s NGL pipelines to Lone Star.

ETP’s treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into ETP’s system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.

•
The Eagle Ford Gathering System consists of 30-inch and 42-inch natural gas gathering pipelines with over 1.4 Bcf/d of capacity originating in Dimmitt County, Texas, and extending to both ETP’s King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. The Eagle Ford Gathering System includes four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with aggregate capacity of 1,920 MMcf/d and one natural gas treating facility with capacity of 930 MMcf/d. ETP’s Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to its intrastate transportation pipeline systems for deliveries of residue gas and are also connected with ETP’s NGL pipelines for delivery of NGLs to Lone Star.

Ark-La-Tex Region:

•
ETP’s Northern Louisiana assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger Pipeline. ETP’s Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems, which collectively include three natural gas treating facilities, with aggregate capacity of 1,186 MMcf/d.

•
ETP’s PennTex Midstream System is primarily located in Lincoln Parish, Louisiana, and consists of the Lincoln Parish plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Arcadia, Louisiana, the Mt. Olive plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Ruston, Louisiana, with on-site liquids handling facilities for inlet gas; a 35-mile rich gas gathering system that provides producers with access to ETP’s processing plants and third-party processing capacity; a 15-mile residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region; and a 40-mile NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from ETP’s processing plants.

•
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in north and west Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, and an interstate NGL pipeline. Collectively, the eight natural gas processing facilities (Dubach, Dubberly, Lisbon, Salem, Elm Grove, Minden, Ada and Brookeland) have an aggregate capacity of 1,025 MMcf/d.

Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, ETP offers producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
North Central Texas Region:
The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. ETP’s North Central Texas assets include its Godley and Crescent plants, which process rich gas produced from the Barnett Shale and STACK play, with aggregate capacity of 740 MMcf/d and aggregate treating capacity of 1,120 MMcf/d. The Godley plant is integrated with the ET Fuel System.
Permian Region:
The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that ETP gathers and processes, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes ten processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther and Rebel) with an aggregate processing capacity of 1,418 MMcf/d, treating capacity of 1,580 MMcf/d, and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.
ETP owns a 50% membership interest in Mi Vida JV, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. ETP operates the plant and related facilities on behalf of Mi Vida JV.
ETP owns a 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 125 MMcf/d cryogenic processing plant.
Mid-Continent Region:
The Mid-Continent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle. These mature basins have continued to provide generally long-lived, predictable production volume. Our Mid-Continent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Mid-Continent Systems include fourteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray and Gray) with an aggregate capacity of 885 MMcf/d and one natural gas treating facility with aggregate capacity of 20 MMcf/d.

ETP operates our Mid-Continent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
ETP also owns the Hugoton Gathering System that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
Eastern Region:
The Eastern Region assets are located in nine counties in Pennsylvania, three counties in Ohio, three counties in West Virginia, and gather natural gas from the Marcellus and Utica basins. ETP’s Eastern Region assets include approximately 500 miles of natural gas gathering pipeline, natural gas trunklines, fresh-water pipelines, and nine gathering and processing systems. The fresh water pipeline system and Ohio gathering assets are held by jointly-owned entities.
ETP also owns a 51% membership interest in Aqua – PVR, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.
ETP and Traverse ORS LLC, a subsidiary of Traverse Midstream Partners LLC, own a 75% and 25% membership interest, respectively, in the ORS joint venture. On behalf of ORS, ETP operates ORS’s Ohio Utica River System (the “ORS System”), which consists of 47 miles of 36-inch and 13 miles of 30-inch gathering trunklines that delivers up to 2.1 Bcf/d to Rockies Express Pipeline (“REX”), Texas Eastern Transmission, and others.
Liquids Transportation and Services
The following details ETP’s assets in the liquids transportation and services operations:

Description of Assets	Miles of Liquids Pipeline	Pipeline Throughput Capacity (Bbls/d)	NGL Fractionation / Processing Capacity (Bbls/d)	Working Storage Capacity (Bbls)
Liquids Pipelines:
Lone Star Express	532	507,000	—	—
West Texas Gateway Pipeline	570	240,000	—	—
Other NGL Pipelines	356	691,000	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	185	42,000	520,000	50,000,000
Sea Robin Processing Plant[1]	—	—	26,000	—
Refinery Services[1]	100	—	25,000	—
Hattiesburg Storage Facilities	—	—	—	3,000,000

(1)	Additionally, the Sea Robin Processing Plant and Refinery Services have residue capacities of 850 MMcf/d and 54 MMcf/d, respectively.
The following information describes ETP’s principal liquids transportation and services assets:

•
The Lone Star Express System is an intrastate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility.

•	The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas.

•
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375,000 Bbls/d, the 45-mile Freedom pipeline with a capacity of 56,000 Bbls/d, the 15-mile Spirit pipeline with a capacity of 20,000 Bbls/d, the 82-mile Rio Bravo crude oil pipeline with a capacity of 100,000 Bbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140,000 Bbls/d.

•
ETP’s Mont Belvieu storage facility is an integrated liquids storage facility with over 50 million Bbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined product pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.

ETP’s Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline.

•
Sea Robin is a rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant, which is connected to nine interstate and four intrastate residue pipelines, as well as various deep-water production fields.

•
Refinery Services consists of a refinery off-gas processing and O-grade NGL fractionation complex located along the Mississippi River refinery corridor in southern Louisiana that cryogenically processes refinery off-gas and fractionates the O-grade NGL stream into its higher value components. The O-grade fractionator, located in Geismar, Louisiana, is connected by approximately 100 miles of pipeline to the Chalmette processing plant, which has a processing capacity of 54 MMcf/d.

•	The Hattiesburg storage facility is an integrated liquids storage facility with approximately 3 million Bbls of salt dome capacity, providing 100% fee-based cash flows.
Investment in Sunoco Logistics
The following details the assets in ETP’s investment in Sunoco Logistics:
Crude Oil
Sunoco Logistics’ crude oil operations consist of an integrated set of pipeline, terminalling, and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets.
Crude Oil Pipelines
Sunoco Logistics’ crude oil pipelines consist of approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including Sunoco Logistics’ wholly-owned interests in West Texas Gulf and Permian Express Terminal LLC (“PET”), and a controlling financial interest in Mid-Valley Pipeline Company ("Mid-Valley"). Additionally, Sunoco Logistics has equity ownership interests in two crude oil pipelines. Sunoco Logistics’ pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Sunoco Logistics’ crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.

•
Southwest United States Pipelines. The Southwest pipelines include crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma. This includes the Permian Express 2 pipeline project which provides takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas: Midland, Garden City and Colorado City. Sunoco Logistics’ fourth quarter 2016 acquisition of a West Texas crude oil system from Vitol Inc. and the remaining ownership interest in PET facilitates connection of its Permian Express 2 pipeline to terminal assets in Midland and Garden City, Texas.

In the third quarter 2016, Sunoco Logistics commenced operations on the Delaware Basin Extension and Permian Longview and Louisiana Extension pipeline projects. The Delaware Basin Extension pipeline project provides shippers with new takeaway capacity from the rapidly growing Delaware Basin area in New Mexico and West Texas to Midland, Texas. The project has initial capacity to transport approximately 100,000 Bbls/d. The Permian Longview and Louisiana Extension pipeline project provides takeaway capacity for approximately 100,000 Bbls/d additional out of the Permian Basin at Midland, Texas to be transported to the Longview, Texas area as well as destinations in Louisiana utilizing a combination of our proprietary crude oil system as well as third-party pipelines.
Sunoco Logistics owns and operates crude oil pipeline and gathering systems in Oklahoma. Sunoco Logistics has the ability to deliver substantially all of the crude oil gathered on its Oklahoma system to Cushing. Sunoco Logistics is one of the largest purchasers of crude oil from producers in the state, and its crude oil acquisition and marketing activities business is the primary shipper on its Oklahoma crude oil system.

•
Midwest United States Pipelines. Sunoco Logistics owns a controlling financial interest in the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

In addition, Sunoco Logistics owns a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon Petroleum Corporation’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.

Crude Oil Terminals

•
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 26 million barrels in approximately 150 above ground storage tanks with individual capacities of up to 660,000 Bbls.

The Nederland terminal can receive crude oil at each of its five ship docks and four barge berths. The five ship docks are capable of receiving over 2 million Bbls/d of crude oil. In addition to Sunoco Logistics’ crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 395 million barrels.
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge and ship. The terminal has two ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to Sunoco Logistics’ crude oil pipelines or a number of third-party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.
Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin terminal complex by charging fees based on throughput.
The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570,000 Bbls. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a primary crude oil storage terminal for the Philadelphia refinery, which is operated by PES under a joint venture with Sunoco, Inc. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via Sunoco Logistics’ pipelines. The tank farm then stores the crude oil and transports it to the PES refinery via Sunoco Logistics’ pipelines.
Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1 million barrels and can receive crude oil via barge and rail and deliver via barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
Midland. The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 2 million barrels of crude oil storage, a combined 14 lanes of truck loading and unloading, and will provide access to the Permian Express 2 transportation system.
Crude Oil Acquisition and Marketing
Sunoco Logistics’ crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. The operations are conducted using Sunoco Logistics’ assets, which include approximately 370 crude oil transport trucks and approximately 150 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, the crude oil acquisition and marketing activities include:

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
In November 2016, Sunoco Logistics purchased a crude oil acquisition and marketing business from Vitol, with operations based in the Permian Basin, Texas. Included in the acquisition was a significant acreage dedication from an investment-grade Permian producer.
Natural Gas Liquids
Sunoco Logistics’ natural gas liquids operations transport, store, and execute acquisition and marketing activities utilizing an integrated network of pipeline assets, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets.
NGL Pipelines
Sunoco Logistics owns approximately 900 miles of NGLs pipelines, primarily related to the Mariner systems in the northeast and southwest United States.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345,000 Bbls/d for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the third quarter of 2017.

•
The Mariner South pipeline is part of a joint project with Lone Star to deliver export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to Sunoco Logistics’ marine terminal in Nederland, Texas. The pipeline has a capacity of approximately 200,000 Bbls/d and can be scaled depending on shipper interest.

•
The Mariner West pipeline provides transportation of ethane products from the Marcellus shale processing and fractionating areas in Houston, Texas, Pennsylvania to Marysville, Michigan and the Canadian border. Mariner West commenced operations in the fourth quarter 2013, with capacity to transport approximately 50,000 Bbls/d of NGLs and other products.

NGLs Terminals

•
Nederland. In addition to crude oil activities, the Nederland terminal also provides approximately 1 million barrels of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be delivered via ship.

•
Marcus Hook Industrial Complex. In 2013, Sunoco Logistics acquired Sunoco, Inc.’s Marcus Hook Industrial Complex. The acquisition included terminalling and storage assets, with a capacity of approximately 3 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGLs storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for the Mariner East 1 pipeline, and will provide similar off-take capabilities for the Mariner East 2 pipeline when it commences operations.

•
Inkster. The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 1 million barrels of NGLs. Sunoco Logistics uses the Inkster terminal's storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.

NGLs Acquisition & Marketing
Sunoco Logistics’ NGLs acquisition and marketing activities include the acquisition, blending, marketing and selling of such products at Sunoco Logistics’ various terminals and third-party facilities.

Refined Products
Sunoco Logistics’ refined products operations provide transportation and terminalling services using an integrated network of pipeline assets and refined products terminals, which are also utilized to facilitate acquisition and marketing activities. The operations also include equity ownership interests in four refined products pipelines.
Refined Products Pipelines
Sunoco Logistics owns and operates approximately 1,800 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States markets. These operations include Sunoco Logistics’ controlling financial interest in Inland Corporation (“Inland”).
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
The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
Refined Products Terminals

•
Refined Products. Sunoco Logistics has approximately 40 refined products terminals with an aggregate storage capacity of approximately 8 million barrels that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.

•
Eagle Point. In additional to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million barrels, and provides customers with access to the facility via barge and pipeline. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
Marcus Hook Industrial Complex. The Marcus Hook Industrial Complex can receive refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. The terminal has a total active refined products storage capacity of approximately 2 million barrels.

•
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
All Other
Equity Method Investments

•	Sunoco LP. ETP has an equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units.

•	PES. ETP has a non-controlling interest in PES, comprising 33% of PES’ outstanding common units.

Contract Services Operations
ETP owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. ETP’s contract treating services are primarily located in Texas, Louisiana and Arkansas.
Compression
ETP owns all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.
ETP owns 100% of the membership interests of ETG, which owns all of the partnership interests of ETT. ETT provides compression services to customers engaged in the transportation of natural gas, including ETP’s other operations.
Natural Resources Operations
ETP’s Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. ETP also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2016, ETP owned or controlled approximately 772 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, Tennessee, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities. ETP’s subsidiary, Materials Handling Solutions, LLC, owns and operates facilities for industrial customers on a fee basis. During 2014, ETP’s coal reserves located in the San Juan basin were depleted and ETP’s associated coal royalties revenues ceased.
Liquefaction Project
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing the liquefaction project in conjunction with BG pursuant to a project development agreement entered into in September 2013 and scheduled to expire at the end of February 2017, subject to the partner right to mutually extend the term. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making an affirmative FID to become irrevocably obligated to fully develop the project, subject to certain exceptions. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.2 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility will become a bi-directional facility capable of exporting and importing LNG. BG is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project will be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
As currently provided in the Project Development Agreement, the construction of the liquefaction project is subject to each of LCL and BG making an affirmative FID to proceed with the project, which decision is in the sole discretion of each party. In the event an affirmative FID is made by both parties, LCL and BG will enter into several agreements related to the project, including a liquefaction services agreement pursuant to which BG will pay LCL for liquefaction services on a tolling basis for a minimum 25-year term with evergreen extension options for 20 years. In addition, a subsidiary of BG, a highly experienced owner and operator of LNG facilities, would oversee construction of the liquefaction facility and, upon completion of construction, manage the operations of the liquefaction facility on behalf of LCL. In the event that each of LCL and BG elect to make an affirmative FID, construction of the liquefaction project would commence promptly thereafter, and the first train would be expected to be placed in service about four years later.
The export of LNG produced by the liquefaction project from the U.S. will be undertaken under long-term export authorizations issued by the DOE to Lake Charles Exports, LLC (“LCE”), which is currently a jointly owned subsidiary of BG and ETP and following FID, will be 100% owned by BG. In July 2011, LCE obtained a DOE authorization to export LNG to countries with which the U.S. has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In August 2013, LCE obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”). The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively. In January 2013, LCL filed for a secondary, non-cumulative FTA and Non-FTA Authorization to be held by LCL. FTA Authorization was granted in March 2013 and the Non-FTA Authorization was granted in July 2016.

ETP has received wetlands permits from the U.S. Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
Investment in Sunoco LP
The following details the assets of Sunoco LP:
Wholesale Subsidiaries

•
Susser Petroleum Operating Company LLC, a Delaware limited liability company, distributes motor fuel, propane and lubricating oils to Stripes’ retail locations, consignment locations, and third party customers in Texas, New Mexico, Oklahoma, Louisiana, and Kansas.

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel across more than 26 states throughout the East Coast, Midwest, and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, TX metroplex.

•	Southside Oil, LLC, a Virginia limited liability company, distributes motor fuel primarily in Virginia, Maryland, Tennessee, and Georgia.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC , a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser Holdings Corporation, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd., a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
As of December 31, 2016, Sunoco LP’s retail operations operated approximately 1,345 convenience stores and retail fuel outlets. Sunoco LP’s retail convenience stores operate under several brands, including our proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. Sunoco LP has company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2016, Sunoco LP operated 740 Stripes convenience stores in Texas, New Mexico and Oklahoma. Each store offers a customized merchandise mix based on local customer demand and preferences. To further differentiate its merchandise offering, Stripes has developed numerous proprietary offerings and private label items unique to Stripes stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Smokin’ Barrel® beef jerky and meat snacks, Monkey Loco® candies, Monkey Juice® and Royal® brand cigarettes. Stripes has built approximately 255 large-format convenience stores from January 2000 through December 31, 2016 and expects to construct and open 5 to 10 stores during 2017. Stripes has implemented its proprietary, in-house Laredo Taco Company restaurant concepts in over 470 Stripes convenience stores and intends to implement it in all newly constructed Stripes convenience stores. Stripes also owns and operates ATM and proprietary money order systems in most of its stores and also provides other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2016, Sunoco LP operated approximately 445 retail convenience stores and fuel outlets, primarily under Sunoco’s proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including approximately 400 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2016, Sunoco LP operated approximately 160 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December

31, 2016, MACS operated 110 company-operated retail convenience stores and Aloha operated 50 Aloha, Shell, and Mahalo branded fuel stations.
Investment in Lake Charles LNG
Regasification Facility
Lake Charles LNG, a wholly-owned subsidiary of ETE, owns a LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a run rate send out capacity of 1.8 Bcf/day.
Liquefaction Project
LCL, an entity owned 60% by ETE and 40% by ETP, is in the process of developing the liquefaction project in conjunction with BG pursuant to a project development agreement entered into in September 2013 and scheduled to expire at the end of February 2017, subject to the parties’ right to mutually extend the term. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making an affirmative FID to become irrevocably obligated to fully develop the project, subject to certain exceptions. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.2 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility will become a bi-directional facility capable of exporting and importing LNG. BG is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project is expected to be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
Ac currently provided in the project development agreement, the construction of the liquefaction project is subject to each of LCL and BG making an affirmative FID to proceed with the project, which decision is in the sole discretion of each party. In the event an affirmative FID is made by both parties, LCL and BG will enter into several agreements related to the project, including a liquefaction services agreement pursuant to which BG will pay LCL for liquefaction services on a tolling basis for a minimum 25-year term with evergreen extension options for 20 years. In addition, a subsidiary of BG, a highly experienced owner and operator of LNG facilities, would oversee construction of the liquefaction facility and, upon completion of construction, manage the operations of the liquefaction facility on behalf of LCL. In the event that each of LCL and BG will make an affirmative FID in 2017, construction of the liquefaction project would commence immediately thereafter in order to place the first and second LNG trains in service in 2022 and the train in service in early 2023.
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
In addition, we have received our wetlands permits from the U.S. Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
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
Wholesale Fuel Distribution and Retail Marketing
In our wholesale fuel distribution business, we compete primarily with other independent motor fuel distributors. The markets for distribution of wholesale motor fuel and the large and growing convenience store industry are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. Significant competitive factors include the availability of major brands, customer service, price, range of services offered and quality of service, among others. We rely on our ability to provide value-added and reliable service and to control our operating costs in order to maintain our margins and competitive position.
In our retail business, we face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, supermarkets, drugstores, dollar stores, club stores and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting our retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. We compete by pricing gasoline competitively, combining our retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, independent power generators and fuel distributors. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
Natural gas transportation and midstream revenues are derived significantly from companies that engage in exploration and production activities. The discovery and development of new shale formations across the United States has created an abundance of natural gas and crude oil resulting in a negative impact on prices in recent years for natural gas and crude oil. As a result, some of our exploration and production customers have been adversely impacted; however, we are monitoring these customers and mitigating credit risk as necessary.
During the year ended December 31, 2016, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle Eastern, Trunkline Gas, Tiger, Fayetteville Express, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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

For two of our NGA-jurisdictional natural gas companies, Tiger and Fayetteville Express, the large majority of capacity in those pipelines is subscribed for lengthy terms under FERC-approved negotiated rates.  However, as indicated above, cost-based recourse rates are also offered under their respective tariffs.

Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to approximately $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities. In addition, the rates, terms and conditions for shipments of NGLs on our pipelines are subject to regulation by FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (the “EPAct of 1992”) if the NGLs are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all NGLs shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Sales of Natural Gas and NGLs.  The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which we sell NGLs is not subject to federal or state regulation.
To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.
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
Regulation of Gathering Pipelines.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana and West Virginia that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC, the courts and Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
Regulation of Interstate Crude Oil, NGL and Products Pipelines. Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (the “EPAct of 1992”), and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariff rates charged by us ultimately will be upheld if challenged, management believes that the tariff rates now in effect for our pipelines are within the maximum rates allowed under current FERC policies and precedents.

For many locations served by our product and crude pipelines, we are able to establish negotiated rates.  Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers. To the extent we rely on cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Credits. FERC is seeking comment regarding how to address any double recovery resulting from the FERC’s current income tax allowance and rate of return policies. The comment period with respect to the proposed rules extends until April 7, 2017.
EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPIFG plus 2.65%. Beginning July 1, 2016, the indexing method provided for annual changes equal to the change in PPIFG plus 1.23%. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules extends until March 17, 2017.
Regulation of Intrastate Crude Oil, NGL and Products Pipelines. Some of our crude oil, NGL and products pipelines are subject to regulation by the TRRC, the PA PUC, and the Oklahoma Corporation Commission. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.
In addition, as noted above, the rates, terms and conditions for shipments of crude oil, NGLs or products on our pipelines could be subject to regulation by FERC under the ICA and the EPAct of 1992 if the crude oil, NGLs or products are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, NGLs or products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the DOT, through the PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas as well as crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Failure to comply with the pipeline safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or the performance of projects, or the issuance of injunctions limiting or prohibiting some or all of our operations in the affected area.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which re-authorized the federal pipeline safety programs of PHMSA through 2015 and increased pipeline safety regulation. Among other things, the legislation doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions; permitted the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; required the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond HCAs; and provided for regulation of carbon dioxide transported by pipeline in a gaseous state and requires the DOT Secretary to prescribe minimum safety regulations for such transportation. Effective August 1, 2016, those maximum civil penalties were increased to $205,638 per violation per day, with a maximum of approximately $2 million for a series of violations, to account for inflation. In addition, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“PIPES Act) reauthorized the federal pipeline safety programs of PHMSA through 2019.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, the PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements.
In January 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of Presidential administrations. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations are effective March 24, 2017. These regulations are also subject, however, to potential further review in connection with the transition of Presidential administrations. Historically our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
In another example of how future legal requirements could result in increased compliance costs, notwithstanding the applicability of the Federal Occupational Safety and Health Administration (“OSHA”) Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in the recent past, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such legal challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and refined products, and underground storage tanks, is subject to stringent federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third-party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of permits or operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, permitting, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulations our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
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
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent nonhazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
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
As of December 31, 2016 and 2015, accruals of $385 million and $368 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of Sunoco, Inc.’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $324 million and $344 million at December 31, 2016 and 2015, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, Inc., closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2016 the captive insurance company held $226 million of cash and investments.
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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (that is, it is less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2016, the aggregate of such additional estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million, which amount is in excess of the $345 million in environmental accruals recorded on December 31, 2016. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets, and in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Underground Storage Tanks. We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We believe we are in compliance in all material respects with requirements applicable to our underground storage tanks.
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
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Spills. Our operations can result in the discharge of regulated substances, including NGLs, crude oil or other products. The Clean Water Act, as amended by the federal Oil Pollution Act of 1990, as amended, (“OPA”), and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. The Clean Water Act and comparable state laws can impose substantial administrative, civil and criminal penalties for non-compliance including spills and other non-authorized discharges. The OPA subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release of oil. The PHMSA, the EPA, or various state regulatory agencies, has approved our oil spill emergency response plans that are to be used in the event of a spill incident.
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
Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA began seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used to develop Existing Source Performance Standards. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
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
Other Government Regulation. The Petroleum Marketing Practices Act, or “PMPA”, is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract unless certain enumerated preconditions or grounds for termination or nonrenewal are met and we also comply with the prescribed notice requirements. Additionally, we are subject to state petroleum franchise laws as well as laws specific to gasoline retailers and dealers, including state laws that regulate our relationships with third parties to whom we lease sites and supply motor fuels.
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
Employees
As of December 31, 2016, ETE and its consolidated subsidiaries employed an aggregate of 30,992 employees, 1,760 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are satisfactory.
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

We provide electronic access, free of charge, to our periodic and current reports, and amendments to these reports, on our internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.
ITEM 1A.  RISK FACTORS
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. ETP, Panhandle, PennTex, Sunoco Logistics and Sunoco LP file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information. The risk factors set forth below, and those included in ETP’s, Panhandle’s, PennTex’s, Sunoco Logistics’ and Sunoco LP’s Annual Reports, are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.
Risks Inherent in an Investment in Us
Cash distributions are not guaranteed and may fluctuate with our performance or other external factors.
The source of our earnings and cash flow is cash distributions from ETP, PennTex, Sunoco LP and Sunoco Logistics via the Class H Units. Therefore, the amount of distributions we are currently able to make to our Unitholders may fluctuate based on the level of distributions ETP, PennTex, Sunoco LP or Sunoco Logistics makes to their partners. ETP, PennTex, Sunoco LP or Sunoco Logistics may not be able to continue to make quarterly distributions at their current level or increase their quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if ETP, PennTex, Sunoco LP or Sunoco Logistics increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ETP, PennTex, Sunoco LP or Sunoco Logistics to us.
Our ability to distribute cash received from ETP, PennTex, Sunoco LP and Sunoco Logistics to our Unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ETP, PennTex, Sunoco LP and Sunoco Logistics, including tax liabilities of our corporate subsidiaries, if any; and

•	reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.
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
We do not have any significant assets other than our partnership interests in ETP and Sunoco LP and our LNG business. Our interest in ETP includes Class H Units, for which distributions to us are based on a percentage of the general partner interest and incentive distribution right in Sunoco Logistics. As a result, our cash flow depends on the performance of ETP, PennTex, Sunoco LP and Sunoco Logistics and their respective subsidiaries and ETP’s and Sunoco LP’s ability to make cash distributions to us, which is dependent on the results of operations, cash flows and financial condition of ETP, PennTex, Sunoco LP and Sunoco Logistics.
The amount of cash that ETP, PennTex, Sunoco LP and Sunoco Logistics can distribute to their partners, including us, each quarter depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, crude oil and products transported through ETP’s and Sunoco Logistics’ transportation pipelines and gathering systems;

•	the level of throughput in processing and treating operations;

•	the fees charged and the margins realized by ETP, PennTex, Sunoco LP and Sunoco Logistics for their services;

•	the price of natural gas, NGLs, crude oil and products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions ETP receives with respect to the PennTex, Sunoco Logistics and Sunoco LP common units that ETP or its subsidiaries own;

•	the weather in their respective operating areas;

•	the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;

•	the level of their respective operating costs and maintenance and integrity capital expenditures;

•	the tax profile on any blocker entities treated as corporations for federal income tax purposes that are owned by any of our subsidiaries;

•	prevailing economic conditions; and

•	the level and results of their respective derivative activities.
In addition, the actual amount of cash that ETP, PennTex, Sunoco LP and Sunoco Logistics will have available for distribution will also depend on other factors, such as:

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
ETE does not have any control over many of these factors, including the level of cash reserves established by the board of directors and ETP’s General Partners. Accordingly, we cannot guarantee that ETP, PennTex, Sunoco LP or Sunoco Logistics will have sufficient available cash to pay a specific level of cash distributions to its partners.
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
ETP, PennTex, Sunoco LP, and Sunoco Logistics may issue additional Common Units, which may increase the risk that each Partnership will not have sufficient available cash to maintain or increase its per unit distribution level.
The partnership agreements of ETP, Sunoco Logistics, PennTex and Sunoco LP allow each partnership to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by each respective partnership will have the following effects:

•	Unitholders’ current proportionate ownership interest in the respective partnerships will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of the respective partnerships common units may decline.
The payment of distributions on any additional units issued by ETP, PennTex, Sunoco LP and Sunoco Logistics may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
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
Furthermore, if our Unitholders are dissatisfied with the performance of our General Partner, they may be unable to remove our General Partner. Our General Partner may not be removed except, among other things, upon the vote of the holders of at least 66 2/3% of our outstanding units. As of December 31, 2016, our directors and executive officers directly or indirectly own approximately 27% of our outstanding Common Units. It will be particularly difficult for our General Partner to be removed without the consent of our directors and executive officers. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.
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
The consolidated debt level and debt agreements of ETP, PennTex, Sunoco Logistics and Sunoco LP and those of their subsidiaries may limit the distributions we receive from ETP, PennTex, Sunoco Logistics and Sunoco LP, as well as our future financial and operating flexibility.
ETP’s, PennTex’s, Sunoco Logistics’ and Sunoco LP’s levels of indebtedness affect their operations in several ways, including, among other things:

•
a significant portion of ETP’s, PennTex’s, Sunoco Logistics’ and Sunoco LP’s and their subsidiaries’ cash flows from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us;

•
covenants contained in ETP’s, PennTex’s, Sunoco Logistics’ and Sunoco LP’s and their subsidiaries’ existing debt agreements require ETP, Sunoco LP and their subsidiaries, as applicable, to meet financial tests that may adversely affect their flexibility in planning for and reacting to changes in their respective businesses;

•
ETP’s, PennTex’s, Sunoco Logistics’ and Sunoco LP’s and their subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;

•	ETP, PennTex, Sunoco Logistics and Sunoco LP may be at a competitive disadvantage relative to similar companies that have less debt;

•	ETP and Sunoco LP may be more vulnerable to adverse economic and industry conditions as a result of their significant debt levels;

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
Neither our partnership agreement nor the partnership agreements of our subsidiaries, including ETP, Sunoco Logistics, PennTex and Sunoco LP, prohibit our subsidiaries from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, our subsidiaries may acquire, construct or dispose of any assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets.
Capital projects will require significant amounts of debt and equity financing, which may not be available to ETP on acceptable terms, or at all.
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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. Approximately $11.60 billion of our consolidated debt as of December 31, 2016 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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
As of December 31, 2016, we had approximately $6.36 billion of debt on a stand-alone basis and approximately $43.80 billion of consolidated debt, excluding the debt of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2016, the directors and executive officers of our General Partner owned approximately 27% of our Common Units.
Litigation commenced by WMB against ETE and its affiliates could cause ETE to incur substantial costs, may present material distractions and, if decided adverse to ETE, could negatively impact ETE’s financial position and credit ratings.
WMB filed a complaint against ETE and its affiliates in the Delaware Court of Chancery, alleging that the defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates.  Following a ruling by the Court on June 24, 2016, which allowed for the subsequent termination of the merger agreement by ETE on June 29, 2016, WMB filed a notice of appeal to the Supreme Court of Delaware.  WMB filed an amended complaint on September 16, 2016 and seeks a $410 million termination fee and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that the ETE Defendants breached an additional representation and warranty in the Merger Agreement. The ETE Defendants filed amended counterclaims and affirmative defenses on September 23, 2016 and seek a $1.48 billion termination fee under the Merger Agreement and additional damages caused by WMB’s misconduct. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that WMB breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, WMB filed a motion to dismiss the ETE Defendants’ amended counterclaims and to strike certain of the ETE Defendants’ affirmative defenses. Following briefing by the parties on WMB’s motion, the Delaware Court of Chancery held oral arguments on November 30, 2016. The parties are awaiting the Court’s decision.  On January 11, 2017, the parties held oral argument before the Delaware Supreme Court on WMB’s appeal of the June 24 ruling. The Delaware Supreme Court has taken the matter under advisement. These lawsuits could result in substantial costs to ETE, including litigation costs and settlement costs. ETE believes that the time required by the management of ETE and its counsel to defend against the allegations made by WMB in the litigation against ETE and its affiliates is likely to be substantial and the time required by the officers and employees of LE GP, assuming WMB actively pursues such litigation, is also likely to be substantial. The defense or settlement of any lawsuit or claim that remains unresolved may result in negative media attention, and may adversely affect ETE’s business, reputation, financial condition, results of operations, cash flows and market price.
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
ETP and Sunoco Logistics do not control, and therefore may not be able to cause or prevent certain actions by, certain of their joint ventures.
Certain of ETP’s and Sunoco Logistics’ joint ventures have their own governing boards, and ETP or Sunoco Logistics may not control all of the decisions of those boards. Consequently, it may be difficult or impossible for ETP or Sunoco Logistics to cause the joint venture entity to take actions that ETP or Sunoco Logistics believes would be in their or the joint venture’s best interests. Likewise, ETP or Sunoco Logistics may be unable to prevent actions of the joint venture.
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

The inability to continue to access lands owned by third parties, including tribal lands, could adversely affect ETP’s and Sunoco LP’s ability to operate and adversely affect their financial results.
ETP’s ability to operate its pipeline systems and terminal facilities on certain lands owned by third parties, including lands held in trust by the United States for the benefit of a Native American tribe, will depend on their success in maintaining existing rights-of-way and obtaining new rights-of-way on those lands. Securing extensions of existing and any additional rights-of-way is also critical to ETP’s ability to pursue expansion projects. ETP cannot provide any assurance that they will be able to acquire new rights-of-way or maintain access to existing rights-of-way upon the expiration of the current grants or that all of the rights-of-way will be obtainable in a timely fashion. Transwestern’s existing right-of-way agreements with the Navajo Nation, Southern Ute, Pueblo of Laguna and Fort Mojave tribes extend through November 2029, September 2020, December 2022 and April 2019, respectively. ETP’s financial position could be adversely affected if the costs of new or extended right-of-way grants cannot be recovered in rates.
Further, whether ETP has the power of eminent domain for its pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state. In either case, ETP must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect ETP’s business if they were to lose the right to use or occupy the property on which their pipelines are located.
In addition, Sunoco LP does not own all of the land on which their retail service stations are located. Sunoco LP has rental agreements for approximately 34.7% of the company-operated retail service stations where Sunoco LP currently controls the real estate and has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
ETP and Sunoco LP may not be able to fully execute their growth strategies if they encounter increased competition for qualified assets.
ETP and Sunoco LP have strategies that contemplate growth through the development and acquisition of a wide range of midstream, retail and wholesale fuel distribution assets and other energy infrastructure assets while maintaining strong balance sheets. These strategies include constructing and acquiring additional assets and businesses to enhance their ability to compete effectively and diversify their respective asset portfolios, thereby providing more stable cash flow. ETP and Sunoco LP regularly consider and enter into discussions regarding the acquisition of additional assets and businesses, stand-alone development projects or other transactions that ETP and Sunoco LP believe will present opportunities to realize synergies and increase cash flow.
Consistent with their strategies, managements of ETP and Sunoco LP may, from time to time, engage in discussions with potential sellers regarding the possible acquisition of additional assets or businesses. Such acquisition efforts may involve ETP and Sunoco LP management’s participation in processes that involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which ETP and Sunoco LP believe it is the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We cannot assure that ETP’s or Sunoco LP’s acquisition efforts will be successful or that any acquisition will be completed on favorable terms.
In addition, ETP and Sunoco LP are experiencing increased competition for the assets they purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in ETP or Sunoco LP losing to other bidders more often or acquiring assets at higher prices, both of which would limit ETP’s and Sunoco LP’s ability to fully execute their respective growth strategies. Inability to execute their respective growth strategies may materially adversely impact ETP’s and Sunoco LP’s results of operations.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2016, our consolidated balance sheets reflected $6.74 billion of goodwill and $5.99 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.

During the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized goodwill impairments at both ETP and Sunoco LP. The goodwill impairments recognized at ETP consisted of $638 million related to ETP’s interstate transportation and storage operations and $32 million related to ETP’s midstream operations. These impairments are primarily due to decreases in projected future revenues and cash flows driven by reduced volumes as a result of overall declining commodity prices and changes in the markets that these assets serve. During the fourth quarter of 2016, Sunoco LP recognized a goodwill impairment of $642 million in its retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates this goodwill was originally recorded. During the fourth quarter of 2016, Sunoco LP also recognized a $32 million impairment on its Laredo Taco brand name intangible asset primarily due to changes in Sunoco LP’s construction plan for new-to-industry sites and decreases in sales volume in oil field producing regions where Sunoco LP has operations.
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
Protests and legal actions against the Dakota Access pipeline project have caused construction delays and may further delay the completion of the pipeline project.
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate the effects of this largely unlawful protest. We believe that Dakota Access now has the necessary permits and approvals to perform all work on the pipeline project. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue, how the legal action will be resolved. Construction work on the pipeline is ongoing, and, barring legal delays, we expect the final portion of the pipeline to be completed in March or April. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The D.C. Circuit denied the SRST’s application for a stay pending appeal and later dismissed the SRST’s appeal of the denied TRO.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In January 2017, pursuant to a presidential memorandum, the Department the Department of the Army decided that no further environmental review was necessary and delivered Dakota Access an easement to cross Lake Oahe. Construction at the site is ongoing. In the fall of 2016, the Cheyenne River Sioux Tribe intervened alongside the SRST. After USACE gave Dakota Access its final easement, the Cheyenne River Sioux moved for a preliminary injunction and temporary restraining order blocking construction. These motions raised, for the first time, claims based on the religious rights of the Tribe. The district court denied the TRO and has yet to decide whether to grant a preliminary injunction. The SRST has also moved for summary judgment on its claims against the government based on its treaty rights and the National Environmental Policy Act, and the district court is still considering this motion. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the pending lawsuits are unlikely to block construction or operation of the pipeline and that construction on the land adjacent to Lake Oahe will be completed in a timely manner, we cannot assure this outcome. Any significant delay imposed by the court will delay the receipt of revenue from this project. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
For a portion of the natural gas gathered on ETP’s systems, they purchase natural gas from producers at the wellhead and then gather and deliver the natural gas to pipelines where they typically resell the natural gas under various arrangements, including sales at index prices. Generally, the gross margins realized under these arrangements decrease in periods of low natural gas prices.
ETP also enters into percent-of-proceeds arrangements, keep-whole arrangements, and processing fee agreements pursuant to which they agree to gather and process natural gas received from the producers.
Under percent-of-proceeds arrangements, ETP generally sells the residue gas and NGLs at market prices and remit to the producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, ETP delivers an agreed upon percentage of the residue gas and NGL volumes to the producer and sell the volumes kept to third parties at market prices. Under these arrangements, ETP’s revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have an adverse effect on ETP’s revenues and results of operations.

Under keep-whole arrangements, ETP generally sells the NGLs produced from their gathering and processing operations at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, ETP must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, gross margins generally decrease when the price of natural gas increases relative to the price of NGLs.
When ETP processes the gas for a fee under processing fee agreements, they may guarantee recoveries to the producer. If recoveries are less than those guaranteed to the producer, ETP may suffer a loss by having to supply liquids or its cash equivalent to keep the producer whole.
ETP also receives fees and retains gas in kind from natural gas transportation and storage customers. The fuel retention fees and the value of gas that ETP retains in kind are directly affected by changes in natural gas prices. Decreases in natural gas prices tend to decrease these fuel retention fees and the value of retained gas.
In addition, ETP receives revenue from their off-gas processing and fractionating system in south Louisiana primarily through customer agreements that are a combination of keep-whole and percent-of-proceeds arrangements, as well as from transportation and fractionation fees. Consequently, a large portion of ETP’s off-gas processing and fractionation revenue is exposed to risks due to fluctuations in commodity prices. In addition, a decline in NGL prices could cause a decrease in demand for their off-gas processing and fractionation services and could have an adverse effect on their results of operations.
For ETP’s midstream operations, gross margin is generally analyzed based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the years ended December 31, 2016, 2015 and 2014, gross margin from ETP’s midstream operations totaled $1.80 billion, $1.79 billion, and $1.93 billion, respectively, of which fee-based revenues constituted 86%, 88% and 66%, respectively, and non fee-based margin constituted 14%, 12% and 34%, respectively. The amount of gross margin earned by ETP’s midstream operations from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
ETP’s natural gas and NGL revenues depend on its customers’ ability to use ETP’s pipelines and third-party pipelines over which we have no control.
ETP’s natural gas transportation, storage and NGL businesses depend, in part, on their customers’ ability to obtain access to pipelines to deliver gas to and receive gas from ETP. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on our pipelines or third-party pipelines due to testing, line repair, reduced operating pressures, or other causes or adverse change in terms and conditions of service could have a material adverse effect on ETP’s ability, and the ability of their customers, to transport natural gas to and from their pipelines and facilities and a corresponding material adverse effect on their transportation and storage revenues. In addition, the rates charged by interconnected pipelines for transportation to and from ETP’s s facilities affect the utilization and value of their storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on storage revenues.
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
ETP’s contract compression operations depend on particular suppliers and are vulnerable to parts and equipment shortages and price increases, which could have a negative impact on results of operations.
The principal manufacturers of components for ETP’s natural gas compression equipment include Caterpillar, Inc. for engines, Air-X-Changers for coolers and Ariel Corporation for compressors and frames. ETP’s reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. ETP also relies primarily on two vendors, Spitzer Industries Corp. and Standard Equipment Corp., to package and assemble its compression units. ETP does not have long-term contracts with these suppliers or packagers, and a partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships.
A material decrease in demand or distribution of crude oil available for transport through Sunoco Logistics’ pipelines or terminal facilities could materially and adversely affect our results of operations, financial position, or cash flows.
The volume of crude oil transported through Sunoco Logistics’ crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by its assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to Sunoco Logistics’ customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in Sunoco Logistics’ crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all. If Sunoco Logistics is unable to replace any significant volume declines with additional volumes from other sources, its results of operations, financial position, or cash flows could be materially and adversely affected.
An interruption of supply of crude oil to Sunoco Logistics’ facilities could materially and adversely affect our results of operations and revenues.
While Sunoco Logistics is well positioned to transport and receive crude oil by pipeline, marine transport and trucks, rail transportation also serves as a critical link in the supply of domestic crude oil production to U.S. refiners, especially for crude oil from regions such as the Bakken that are not sourced near pipelines or waterways that connect to all of the major U.S. refining centers. Federal regulators have issued a safety advisory warning that Bakken crude oil may be more volatile than many other North American crude oils and reinforcing the requirement to properly test, characterize, classify, and, if applicable, sufficiently degasify hazardous materials prior to and during transportation. Much of the domestic crude oil received by our facilities, especially from the Bakken region, may be transported by railroad. If the ability to transport crude oil by rail is disrupted because of accidents, weather interruptions, governmental regulation, congestion on rail lines, terrorism, other third-party action or casualty or other events, then Sunoco Logistics could experience an interruption of supply or delivery or an increased cost of receiving crude oil, and could experience a decline in volumes received. Recent railcar accidents in Quebec, Alabama, North Dakota, Pennsylvania and Virginia, in each case involving trains carrying crude oil from the Bakken region, have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by rail. In 2015, the DOT, through the PHMSA, issued a rule implementing new rail car standards and railroad operating procedures. Changing operating practices, as well as new regulations on tank car standards and shipper classifications, could increase the time required to move crude oil from production areas of facilities, increase the cost of rail transportation, and decrease the efficiency of transportation of crude oil by rail, any of which could materially reduce the volume of crude oil received by rail and adversely affect our financial condition, results of operations, and cash flows.
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
Sunoco LP is entirely dependent upon third parties for the supply of refined products such as gasoline and diesel for its retail marketing business.
Sunoco LP is required to purchase refined products from third party sources, including the joint venture that acquired Sunoco, Inc.’s Philadelphia refinery. Sunoco LP may also need to contract for new ships, barges, pipelines or terminals which it has not historically used to transport these products to its markets. The inability to acquire refined products and any required transportation services at favorable prices may adversely affect Sunoco LP’s business and results of operations.
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas Sunoco LP serves would reduce their ability to make distributions to unitholders.
Sales of refined motor fuels account for approximately 84% of Sunoco LP’s total revenues and 55% of gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and their ability to make or increase distributions to unitholders. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels could reduce demand for the conventional petroleum based motor fuels Sunoco LP currently sells. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.

New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Any of these outcomes could result in fewer visits to Sunoco LP’s convenience stores, a reduction in demand from their wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.

The industries in which Sunoco LP operates are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

Sunoco LP experiences more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Additionally, Sunoco LP’s retail fuel margins have historically been higher in the second and third quarters of the year. Therefore, Sunoco LP’s revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, Sunoco LP’s results from operations may vary widely from period to period, affecting Sunoco LP’s cash flow.
Sunoco LP’s financial condition and results of operations are influenced by changes in the prices of motor fuel, which may adversely impact margins, customers’ financial condition and the availability of trade credit.
Sunoco LP’s operating results are influenced by prices for motor fuel. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and petroleum costs. Significant increases or high volatility in petroleum costs could impact consumer demand for motor fuel and convenience merchandise. Such volatility makes it difficult to predict the impact that future petroleum costs fluctuations may have on Sunoco LP’s operating results and financial condition. Sunoco LP is subject to dealer tank wagon pricing structures at certain locations further contributing to margin volatility. A significant change in any of these factors could materially impact both wholesale and retail fuel margins, the volume of motor fuel distributed or sold at retail, and overall customer traffic, each of which in turn could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.
Significant increases in wholesale motor fuel prices could impact Sunoco LP as some of their customers may have insufficient credit to purchase motor fuel from us at their historical volumes. Higher prices for motor fuel may also reduce access to trade credit support or cause it to become more expensive.
The dangers inherent in the storage and transportation of motor fuel could cause disruptions in Sunoco LP’s operations and could expose them to potentially significant losses, costs or liabilities.
Sunoco LP stores motor fuel in underground and aboveground storage tanks. Sunoco LP transports the majority of its motor fuel in its own trucks, instead of by third-party carriers. Sunoco LP’s operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to its properties and the properties of others. Any such event not covered by Sunoco LP’s insurance could have a material adverse effect on its business, financial condition, results of operations and cash available for distribution to unitholders.
Sunoco LP’s fuel storage terminals are subject to operational and business risks which, if occur, may adversely affect their financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Sunoco LP’s fuel storage terminals are subject to operational and business risks, the most significant of which include the following:

•	the inability to renew a ground lease for certain of their fuel storage terminals on similar terms or at all;

•	the dependence on third parties to supply their fuel storage terminals;

•	outages at their fuel storage terminals or interrupted operations due to weather-related or other natural causes;

•	the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;

•	the volatility in the prices of the products stored at their fuel storage terminals and the resulting fluctuations in demand for storage services;

•	the effects of a sustained recession or other adverse economic conditions;

•
the possibility of federal and/or state regulations that may discourage their customers from storing gasoline, diesel fuel, ethanol and jet fuel at their fuel storage terminals or reduce the demand by consumers for petroleum products;

•	competition from other fuel storage terminals that are able to supply their customers with comparable storage capacity at lower prices; and

•	climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.
The occurrence of any of the above situations, amongst others, may affect operations at their fuel storage terminals and may adversely affect Sunoco LP’s business, financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Sunoco LP’s concentration of convenience stores along the U.S.-Mexico border increases their exposure to certain cross-border risks that could adversely affect its business and financial condition by lowering sales revenues.
Approximately 18% of Sunoco LP’s convenience stores are located in close proximity to Mexico. These stores rely heavily upon cross-border traffic and commerce to drive sales volumes. Sales volumes at these stores could be impaired by a number of cross-border risks, any one of which could have a material adverse effect on Sunoco LP’s business, financial condition and results of operations, including the following:

•
A devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the U.S. dollar, which would result in reduced purchasing power in the U.S. on the part of Sunoco LP’s customers who are citizens of Mexico;

•
The imposition of tighter restrictions by the U.S. government on the ability of citizens of Mexico to cross the border into the United States, or the imposition of tariffs upon Mexican goods entering the United States or other restrictions upon Mexican-borne commerce, could reduce revenues attributable to Sunoco LP’s convenience stores regularly frequented by citizens of Mexico;

•
Future subsidies for motor fuel by the Mexican government could lead to wholesale cost and retail pricing differentials between the U.S. and Mexico that could divert fuel customer traffic to Mexican fuel retailers; and

•	The escalation of drug-related violence along the border could deter tourist and other border traffic, which could likely cause a decline in sales revenues at these locations.
The wholesale motor fuel distribution industry and convenience store industry are characterized by intense competition and fragmentation and impacted by new entrants. Failure to effectively compete could result in lower margins.
The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. Sunoco LP has numerous competitors, some of which may have significantly greater resources and name recognition than it does. Sunoco LP relies on its ability to provide value-added, reliable services and to control its operating costs in order to maintain our margins and competitive position. If Sunoco LP fails to maintain the quality of its services, certain of its customers could choose alternative distribution sources and margins could decrease. While major integrated oil companies have generally continued to divest retail sites and the corresponding wholesale distribution to such sites, such major oil companies could shift from this strategy and decide to distribute their own products in direct competition with Sunoco LP, or large customers could attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.
The geographic areas in which Sunoco LP operates are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type sold in their stores. Sunoco LP competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which Sunoco LP operates, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and Sunoco LP expects their market share will continue to grow.
In some of Sunoco LP’s markets, its competitors have been in existence longer and have greater financial, marketing, and other resources than they do. As a result, Sunoco LP’s competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, Sunoco LP must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that they offer a selection of convenience products and services at competitive prices to meet consumer demand. Sunoco LP must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. Sunoco LP may not be able to compete successfully against current and future competitors, and competitive pressures faced by Sunoco LP could have a material adverse effect on its business, results of operations and cash available for distribution to unitholders.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact Sunoco LP’s revenues and profitability.
Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes at both a state and federal level. Sunoco LP cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume and reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other lower-priced tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.
Currently, major cigarette manufacturers offer rebates to retailers. Sunoco LP includes these rebates as a component of its gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, Sunoco LP’s wholesale cigarette costs will increase accordingly. In general, Sunoco LP attempts to pass price increases on to its customers. However, due to competitive pressures in our markets, it may not be able to do so. These factors could materially impact Sunoco LP’s retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on Sunoco LP’s business and results of operations.
Failure to comply with state laws regulating the sale of alcohol and cigarettes may result in the loss of necessary licenses and the imposition of fines and penalties, which could have a material adverse effect on Sunoco LP’s business.
State laws regulate the sale of alcohol and cigarettes. A violation of or change in these laws could adversely affect Sunoco LP’s business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products and can also seek other remedies. Such a loss or imposition could have a material adverse effect on Sunoco LP’s business and results of operations.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. A disruption in supply or a change in either relationship could have a material adverse effect on its business.
Sunoco LP currently depends on a limited number of principal suppliers in each of its operating areas for a substantial portion of its merchandise inventory and its products and ingredients for its food service facilities. If any of Sunoco LP’s principal suppliers elect not to renew their contracts, Sunoco LP may be unable to replace the volume of merchandise inventory and products and ingredients currently purchased from them on similar terms or at all in those operating areas. Further, a disruption in supply or a significant change in Sunoco LP’s relationship with any of these suppliers could have a material adverse effect on Sunoco LP’s business, financial condition and results of operations and cash available for distribution to unitholders.
Sunoco LP may be subject to adverse publicity resulting from concerns over food quality, product safety, health or other negative events or developments that could cause consumers to avoid its retail locations.
Sunoco LP may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on its business. Negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, food service facilities, employee relations or other matters related to its operations may materially adversely affect demand for its food and other products and could result in a decrease in customer traffic to its retail stores.
It is critical to Sunoco LP’s reputation that they maintain a consistent level of high quality at their food service facilities and other franchise or fast food offerings. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially and adversely affect the operating results of some or all of their stores and harm the company-owned brands, continuing favorable reputation, market value and name recognition.
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
Sunoco LP has previously outsourced various functions related to its retail marketing business to third parties and expects to continue this practice with other functions in the future.
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
Our failure to generate significant cost savings from these outsourcing initiatives could adversely affect our profitability and weaken Sunoco LP’s competitive position. Additionally, if the implementation of our outsourcing initiatives is disruptive to our retail marketing business, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.
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
The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, to the extent that the ultimate owners have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, ETP thus remains eligible to include an income tax allowance in the tariff rates ETP charges for interstate natural gas transportation. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC issued the Notice of Inquiry in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. ETP cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on ETP’s revenues associated with the transportation and storage services ETP provides pursuant to cost-based rates. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy of Recovery of Income Tax Credits. FERC is seeking comment regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the proposed rules extends until April 7, 2017.
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
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose to undertake in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof may impair the ability of ETP’s interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.
Rate regulation or market conditions may not allow ETP to recover the full amount of increases in the costs of its crude oil, NGL and products pipeline operations.
Transportation provided on ETP’s common carrier interstate crude oil, NGL and products pipelines is subject to rate regulation by the FERC, which requires that tariff rates for transportation on these oil pipelines be just and reasonable and not unduly discriminatory. If ETP proposes new or changed rates, the FERC or interested persons may challenge those rates and the FERC is authorized to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unjust or unreasonable, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules extends until March 17, 2017. If the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.
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

In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the NGA, NGPA, or ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
The absence of a quorum at FERC, if it persists, could limit our ability to construct new facilities and/or expand certain existing facilities, which could have a material and adverse impact on our business and result of operations.
The Federal Energy Regulatory Commission (“FERC” or the “Commission”) oversees, among other matters, the interstate sale at wholesale and transportation of natural gas, crude oil and refined petroleum products, as well as the construction and siting of liquefied natural gas, or LNG, facilities.  FERC’s authority includes reviewing proposals to site, construct, expand and/or retire interstate natural gas pipeline facilities.  As set forth in the Department of Energy Authorization Act (“DOE Act”), the Commission is composed of up to five Commissioners, who are to be appointed by the President and confirmed by the Senate.  The DOE Act requires that at least three Commissioners be present “for the transaction of business.”  Without such a quorum of three or more Commissioners, FERC is unable to act on matters that require a vote of its Commissioners.  Norman Bay, a FERC Commissioner and former Chairman of the Commission, resigned effective February 3, 2017.  With Commissioner Bay’s departure, only two FERC Commissioners remained in office, as there were already two vacancies prior to Commissioner Bay’s resignation.  FERC has therefore lacked the quorum required for its Commissioners to issues orders and take other actions since February 3.  While FERC staff may still issue certain routine or uncontested orders under authority delegated by the Commission while it had a quorum, and such delegated authority was broadened immediately prior to Commissioner Bay’s departure, FERC is currently unable to resolve contested cases or issue major new orders, such as certificates of public convenience and necessity for new interstate natural gas pipelines or the expansion of existing FERC-certificated pipelines.  The current limitations on FERC’s ability to act have not had a material effect on our operations, but if the absence of a quorum continues for a long enough period of time, our ability to construct new facilities and/or expand the capacity of our pipelines could be materially affected.  The absence of a quorum will continue until a new FERC Commissioner is nominated by the President and confirmed by the Senate, provided the two remaining FERC Commissioners remain in office.  The President has not yet nominated any new FERC Commissioners to fill the vacancies.
ETP may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and HLPSA, as amended, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas.
These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline operations that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on ETP’s results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the 2011 Pipeline Safety Act. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. More recently, in June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of natural gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as further amended by the 2016 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require ETP to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in ETP incurring increased operating costs that could be significant and have a material adverse effect on ETP’s results of operations or financial condition.
ETP’s business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes, which activities are subject to environmental and worker health and safety laws and regulations that may cause ETP to incur significant costs and liabilities.
ETP’s operations are subject to stringent federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for ETP’s operations, result in capital expenditures to manage, limit, or prevent emissions, discharges or releases of various materials from ETP’s pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from ETP’s operations. Several governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective obligations, the occurrence of delays in permitting and performance of projects, and the issuance of injunctive relief. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property and natural resource damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or wastes into the environment.
ETP may incur substantial environmental costs and liabilities because of the underlying risk arising out of its operations. Although we have established financial reserves for our estimated environmental remediation liabilities, additional contamination or conditions may be discovered, resulting in increased remediation costs, liabilities or natural resource damages that could substantially increase our costs for site remediation projects. Accordingly, we cannot assure you that our current reserves are adequate to cover all future liabilities, even for currently known contamination.
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
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
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the services we provide.
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published NSPS Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS Subpart OOOO standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA began seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used to develop Existing Source Performance Standards. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on ETP’s business, financial condition, demand for ETP’s services, results of operations, and cash flows. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect ETP’s our assets.

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
In recent years, the federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of ETP’s customers. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. These regulatory actions, or any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on ETP’s customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on ETP’s customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for ETP’s services, which could have a material adverse effect on its business as well as its financial position, results of operation and liquidity.

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
Our business could be affected adversely by union disputes and strikes or work stoppages by Panhandle’s and Sunoco LP’s unionized employees.
As of December 31, 2016, approximately 6% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that Panhandle or Sunoco, Inc. will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Mergers among customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced crude oil marketing margins or volumes.
Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of our systems in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our results of operations, financial position, or cash flows.
LCL is dependent on project financing to fund the costs necessary to construct the liquefaction project. If project financing is unavailable to supply the funding necessary to complete the liquefaction project, LCL may not be able to secure alternative funding and affirmative FID may not be achieved.
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing a liquefaction project in conjunction with BG Group plc (“BG”) pursuant to a project development agreement entered into in September 2013 and scheduled to expire at the end of February 2017, subject to the parties’ right to mutually extend the term. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making a final investment decision (“FID”) to become irrevocably obligated to fully develop the project, subject to certain exceptions. Through December 31, 2016, LCL had incurred $110 million of development costs associated with the liquefaction project that were funded by ETE and ETP, and ETE and ETP have indicated that they intend to provide the funding necessary to complete the current development projects, but they have no obligation to do so. If ETE and ETP are unwilling or unable to provide funding to LCL for their share of the remaining development costs, or if BG is unwilling or unable to provide funding for its share of the remaining development costs, the liquefaction project could be delayed or cancelled.
The liquefaction project is subject to the right of each of LCL and BG to withdraw from the project in its sole discretion at any time prior to an affirmative FID.
The project development agreement provides that either LCL or BG may withdraw from the liquefaction project at any time prior to each party making an affirmative FID. LCL’s determination of whether to reach an affirmative FID is expected to be based upon a number of factors, including the expected cost to construct the liquefaction facility, the expected revenue to be generated by LCL pursuant to the terms of the liquefaction services agreement anticipated to be entered into between LCL and BG in connection with both parties reaching an affirmative FID, and the terms and conditions of the financing for the construction of the liquefaction facility. BG’s determination of whether to reach an affirmative FID is expected be based on a number of factors, including the expected tolling charges it would be required to pay under the terms of the liquefaction services agreement, the costs anticipated to be incurred by BG to purchase natural gas for delivery to the liquefaction facility, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia) over the expected 25-year term of the liquefaction services agreement. As currently provided, the tolling charges payable to LCL under the liquefaction services agreement are anticipated to be based on a rate of return formula tied to the construction costs for the liquefaction facility, these costs are anticipated to also have a significant bearing with respect to BG’s determination whether to reach an affirmative FID. As these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the price of LNG in foreign markets, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that both LCL and BG will reach an affirmative FID to construct the liquefaction facility.
The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
While a subsidiary of BG and LCL have received authorization from the DOE to export LNG to non-FTA countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest. The failure by LCL to timely maintain the approvals necessary to complete and operate the liquefaction project could have a material adverse effect on its operations and financial condition.
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
If we or ETP were treated as a corporation, we would pay federal income tax on our taxable income at the corporate tax rate and we would likely pay additional state income taxes at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
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
ETP and Sunoco LP have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of ETP’s and Sunoco LP’s Common Units and our Common Units.
In determining the items of income, gain, loss and deduction allocable to our, Sunoco LP’s or ETP’s unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our, Sunoco LP’s or ETP’s common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our Unitholders, Sunoco LP’s Unitholders or the ETP Unitholders. It also could affect the amount of gain on the sale of Common Units by our Unitholders, Sunoco LP’s Unitholders or ETP’s Unitholders and could have a negative impact on the value of our Common Units or those of Sunoco LP and ETP or result in audit adjustments to the tax returns of our, Sunoco LP’s or ETP’s Unitholders without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit during the applicable twelve-month period will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two federal partnership tax returns (and our Unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes on the technical termination date, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two tax years within the fiscal year in which the termination occurs.
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
Risks Related to the Pending MLP Merger
The completion of the MLP Merger is subject to the satisfaction of certain conditions to closing, and the date that the MLP Merger would be consummated is uncertain.
The completion of the MLP Merger is subject to the absence of a material adverse change to the business or results of operation of Sunoco Logistics and ETP, the receipt of necessary regulatory approvals, the approval of the MLP Merger by a majority of the outstanding ETP common units and the satisfaction or waiver of other conditions specified in the merger agreement related to the MLP Merger. In the event those conditions to closing are not satisfied or waived, we would not complete the MLP Merger.
Failure to complete the MLP Merger, or significant delays in completing the MLP Merger, could negatively affect the trading price of our common units and our future business and financial results.
Completion of the MLP Merger is not assured and is subject to risks, including the risks that approval of the merger by ETP’s unitholders or governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading price of Sunoco Logistics’ and ETP’s respective common units and their future business and financial results, and Sunoco Logistics and ETP will be subject to several risks, including the following:

•	liability for damages under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of Sunoco Logistics’ and ETP’s common units due to the fact that current prices may reflect a market assumption that the merger will be completed; and

•
the attention of Sunoco Logistics’ and ETP’s management will have been diverted to the merger rather than its own operations and pursuit of other opportunities that could have been beneficial to Sunoco Logistics or ETP.

Sunoco Logistics and ETP may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.
Uncertainty about the effect of the merger on Sunoco Logistics’ and ETP’s respective employees may have an adverse effect on us and the combined organization. This uncertainty may impair Sunoco Logistics’ and ETP’s ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined organization. In addition, Sunoco Logistics and ETP may have to provide additional compensation in order to retain employees. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the ability of Sunoco Logistics and ETP to realize the anticipated benefits of the merger could be reduced. Also, if the MLP merger is not completed, it may be difficult and expensive for Sunoco Logistics and ETP to recruit and hire replacements for such employees.
Sunoco Logistics and ETP are each subject to contractual restrictions while the merger is pending, which could materially and adversely affect their respective business and operations, and, pending the completion of the transaction, our business and operations could be materially and adversely affected.
Under the terms of the merger agreement for the MLP Merger, each of Sunoco Logistics and ETP is subject to certain restrictions on the conduct of business prior to completing the transaction, which may adversely affect its respective ability to execute certain business strategies without first obtaining consent from the other party, including its ability in certain cases to enter into contracts, incur capital expenditures or grow its business. The merger agreement also restricts ETP’s ability to solicit, initiate or encourage alternative acquisition proposals with any third party and may deter a potential acquirer from proposing an alternative transaction or may limit our ability to pursue any such proposal. Such limitations could negatively affect our business and operations prior to the completion of the proposed transaction.
Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on us.
In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom ETP has business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship as a result of the transaction, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common units, regardless of whether the transaction is completed.

Sunoco Logistics and ETP will incur substantial transaction-related costs in connection with the merger.
Sunoco Logistics and ETP expects to incur a number of non-recurring merger-related costs associated with completing the merger, combining the operations of the two companies, and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of Sunoco Logistics’ and ETP’s businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
The number of outstanding Sunoco Logistics common units will increase as a result of the merger, which could make it more difficult for Sunoco Logistics to pay the current level of quarterly distributions.
As of February 22, 2017, there were more than 322 million Sunoco Logistics common units outstanding. Sunoco Logistics will issue approximately 827 million common units in connection with the merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all Sunoco Logistics common units will increase, which could increase the likelihood that Sunoco Logistics will not have sufficient funds to pay the current level of quarterly distributions to all Sunoco Logistics unitholders. Using a $0.52 per Sunoco Logistics common unit distribution (the amount Sunoco Logistics paid with respect to the fourth fiscal quarter of 2016 on February 14, 2017 to holders of record as of February 7, 2017), the aggregate cash distribution paid to Sunoco Logistics unitholders totaled approximately $272 million, including a distribution of $105 million to Sunoco Logistics GP in respect of its general partner interest and ownership of incentive distribution rights. Using the same $0.52 per Sunoco Logistics common unit distribution, the combined pro forma Sunoco Logistics distribution with respect to the fourth fiscal quarter of 2016, had the merger been completed prior to such distribution, would have resulted in total cash distributions of approximately $796 million, including a distribution of $233 million to Sunoco Logistics GP in respect of its general partner interest and incentive distribution rights. Through our ownership of ETP Class H units and a 0.1% interest in Sunoco Logistics’ general partner, we are entitled to receive 90.15% of the cash distributions related to the IDRs of Sunoco Logistics, while ETP is entitled to receive the remaining 9.85% of such cash distributions.

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
ITEM 3. LEGAL PROCEEDINGS
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. In early 2017, Sunoco, Inc. and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
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

Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed above were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental governmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.
On April 6, 2016, WMB filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., C.A. No. 12168-VCG. WMB alleged that Defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units. According to WMB, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. WMB sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
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
After expedited discovery and a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied WMB’s requests for injunctive relief. WMB filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016. The appeal is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., No. 330, 2016.
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
The ETE Defendants filed amended counterclaims and affirmative defenses on September 23, 2016. In the amended counterclaim, the ETE Defendants seek a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, Williams filed a motion to dismiss the ETE Defendants’ amended counterclaims and to strike certain of the ETE Defendants’ affirmative defenses. Following briefing by the parties on Williams’ motion, the Delaware Court of Chancery held oral arguments on November 30, 2016. The parties are awaiting the Court’s decision.

On January 11, 2017, the Delaware Supreme Court held oral arguments on Williams’ appeal of the June 2016 trial. The parties are awaiting the Court’s decision.
The parties are currently engaging in discovery in connection with their amended claims and counterclaims.
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

	Price Range (1)		Cash Distribution (2)
	High	Low
Fiscal Year 2016:
Fourth Quarter	$19.99	$13.77	$0.2850
Third Quarter	19.44	13.45	0.2850
Second Quarter	15.13	6.40	0.2850
First Quarter	14.39	4.00	0.2850

Fiscal Year 2015:
Fourth Quarter	$25.36	$10.84	$0.2850
Third Quarter	33.05	18.62	0.2850
Second Quarter	35.44	31.41	0.2650
First Quarter	33.08	24.84	0.2450

(1)	Prices and distributions have been adjusted to reflect the effect of the two-for-one splits of ETE Common Units completed in July 2015. See Note 8 to our consolidated financial statements.

(2)	Distributions are shown in the quarter with respect to which they relate. Please see “Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.
For a description of cash distributions paid by ETE dating back to the fourth quarter of 2013, see “Cash Distributions Paid by the Parent Company” in Item 7 below.
Description of Units
As of February 17, 2017, there were approximately 255,000 individual common unitholders, which includes common units held in street name. Common units represent limited partner interest in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).
As of December 31, 2016, limited partners owns an aggregate 97.7% limited partner interest in us. Our General Partner owns an aggregate 0.3% General Partner interest in us. Our common units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the securities authorized for issuance under ETE’s equity compensation plans, see Item 12.
ITEM 6.  SELECTED FINANCIAL DATA
The selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in millions.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$37,504	$42,126	$55,691	$48,335	$16,964
Operating income	1,499	2,399	2,470	1,551	1,360
Income from continuing operations	41	1,093	1,060	282	1,383
Basic income from continuing operations per limited partner unit	0.94	1.11	0.58	0.17	0.29
Diluted income from continuing operations per limited partner unit	0.92	1.11	0.57	0.17	0.29
Cash distribution per unit	1.14	1.08	0.80	0.67	0.63
Balance Sheet Data (at period end):
Total assets	79,011	71,189	64,279	50,330	48,904
Long-term debt, less current maturities	42,608	36,837	29,477	22,562	21,440
Total equity	22,517	23,598	22,314	16,279	16,350
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
OVERVIEW
Energy Transfer Equity, L.P. directly and indirectly owns equity interests in ETP and Sunoco LP, both publicly traded master limited partnerships engaged in diversified energy-related services.
At December 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 2.6 million ETP common units, approximately 81.0 million ETP Class H units and approximately 2.3 million Sunoco LP common units.
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
Recent Developments
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued ETP common units.
ETP Series A Preferred Units Redemption
In January 2017, ETP repurchased all of its 1.91 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

ETP and Sunoco Logistics Merger
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.

Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Results of Operations
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership.
When presented on a consolidated basis, Adjusted EBITDA is a non-GAAP measure. Although we include Segment Adjusted EBITDA in this report, we have not included an analysis of the consolidated measure, Adjusted EBITDA. We have included a total of Segment Adjusted EBITDA for all segments, which is reconciled to the GAAP measure of net income in the consolidated results sections that follow.
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
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC (through December 2015) and a continuing investment in Sunoco LP, the equity in earnings from which are also eliminated in ETE’s consolidated financial statements.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Consolidated Results

	Years Ended December 31,
	2016	2015	Change
Segment Adjusted EBITDA:
Investment in ETP	$5,605	$5,714	$(109)
Investment in Sunoco LP	665	719	(54)
Investment in Lake Charles LNG	179	196	(17)
Corporate and other	(170)	(104)	(66)
Adjustments and eliminations	(272)	(590)	318
Total	6,007	5,935	72
Depreciation, depletion and amortization	(2,359)	(2,079)	(280)
Interest expense, net of interest capitalized	(1,832)	(1,643)	(189)
Gains on acquisitions	83	—	83
Impairment losses	(1,487)	(339)	(1,148)
Losses on interest rate derivatives	(12)	(18)	6
Non-cash compensation expense	(70)	(91)	21
Unrealized losses on commodity risk management activities	(136)	(65)	(71)
Inventory valuation adjustments	273	(249)	522
Losses on extinguishments of debt	—	(43)	43
Impairment of investment in affiliate	(308)	—	(308)
Adjusted EBITDA related to unconsolidated affiliates	(675)	(713)	38
Equity in earnings of unconsolidated affiliates	270	276	(6)
Other, net	70	22	48
Income before income tax benefit	(176)	993	(1,169)
Income tax benefit	(217)	(100)	(117)
Net income	$41	$1,093	$(1,052)
See the detailed discussion of Segment Adjusted EBITDA in the Segment Operating Results section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense increased primarily due to the following:

•
an increase of $101 million of expense recognized by Sunoco LP primarily due to increased term loan borrowings, the issuance of senior notes and an increase in borrowings under the Sunoco LP revolving credit facility;

•	an increase of $33 million of expense recognized by the Parent Company primarily related to the May 2015 issuance of $1 billion aggregate principal amount of its 5.5% senior notes; and

•
an increase of $53 million of expense recognized by ETP (excluding interest expense related to Sunoco LP for the period prior to ETP’s deconsolidation of Sunoco LP on July 1, 2015) primarily due to recent debt issuances by ETP and its consolidated subsidiaries.

Impairment Losses. In 2016, ETP recorded goodwill impairments of $638 million related to its interstate transportation and storage operations and $32 million related to its midstream operations. These goodwill impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. Sunoco LP recognized goodwill impairments of $642 million primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. In addition, impairment losses for 2016 also include a $133 million impairment to property, plant and equipment in ETP’s interstate transportation and storage operations due to a decrease in projected future cash flows as well as a $10 million impairment to property, plant and equipment in ETP’s midstream operations. In 2016, Sunoco LP recorded intangible asset impairment losses of $32 million related to Laredo Taco Company trade name primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded. In 2015, ETP recorded impairments of (i) $99 million related to Transwestern due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015, (ii) $106 million related to Lone Star Refinery Services due primarily to changes in assumptions related to potential future revenues as well as the market declines in current and expected future commodity prices, (iii) $110 million of fixed asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of low utilization and expected decrease in future cash flows, and (iv) $24 million of intangible asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of expected decrease in future cash flows.
Gains on acquisitions. The Partnership recorded gains of $83 million in connection with recent acquisitions during 2016, including $41 million related to Sunoco Logistics’ acquisition of the remaining interest in SunVit.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the year ended December 31, 2016 and 2015 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Losses on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP and Sunoco Logistics as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Impairment of Investment in an Unconsolidated Affiliate. In 2016, the Partnership impaired its investment in MEP and recorded a non-cash impairment loss of $308 million based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates.
Other, net. Other, net in 2016 and 2015 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax Benefit. For the years ended December 31, 2016 and 2015, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries. The year ended December 31, 2015 also reflected a benefit of $24 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP, as well as a favorable impact of $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.
Segment Operating Results
Investment in ETP

	Years Ended December 31,
	2016	2015	Change
Revenues	$21,827	$34,292	$(12,465)
Cost of products sold	15,394	27,029	(11,635)
Gross margin	6,433	7,263	(830)
Unrealized losses on commodity risk management activities	131	65	66
Operating expenses, excluding non-cash compensation expense	(1,485)	(2,265)	780
Selling, general and administrative expenses, excluding non-cash compensation expense	(351)	(468)	117
Inventory valuation adjustments	(170)	104	(274)
Adjusted EBITDA related to unconsolidated affiliates	946	937	9
Other, net	101	78	23
Segment Adjusted EBITDA	$5,605	$5,714	$(109)

Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to the Investment in ETP decreased primarily as a result of the following:

•	a decrease of $341 million in ETP’s all other operations caused by deconsolidation of the retail marketing operations as a result of the dropdown from ETP to Sunoco LP;

•
a decrease of $104 million in ETP’s midstream operations due to decreases in gathered volumes primarily due to declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increases in the Permian region and the impact of recent acquisitions, including PennTex; and

•
a decrease $38 million in ETP’s interstate transportation and storage operations caused by a $56 million decrease in revenues primarily caused by contract restructuring on the Tiger pipeline, lower reservation revenues on the Panhandle and Trunkline pipelines, lower sales of capacity in the Phoenix and San Juan areas on the Transwestern pipeline, the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, the expiration of a transportation rate schedule on the Transwestern pipeline, and declines in production and third-party maintenance on the Sea Robin pipeline, partially offset by higher reservation revenues on the Transwestern pipeline and higher parking revenues on the Panhandle and Trunkline pipelines; partially offset by

•
an increase of $224 million in ETP’s liquids transportation and services operations caused by an increase of 125,000 Bbls/d on our NGL pipelines, higher NGL volumes from the major producing regions including the Permian, North Texas, and Southeast Texas, the crude transportation pipeline in the Eagle Ford region transported approximately 41,000 Bbls/d, and the crude pipeline originating in Nederland and delivering into Lake Charles, also began transporting volumes in April 2016, and transported approximately 50,000 Bbls/d. Average daily fractionated volumes increased approximately 125,000 Bbls/d for the year ended December 31, 2016 compared to the prior year primarily due to the ramp-up of the third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in late December 2015, as well as increased producer volumes as mentioned above. Additionally, ETP placed its fourth fractionator in-service in November 2016, providing an additional 18,000 Bbls/d of throughput volume for the year;

•
an increase of $80 million from ETP’s investment in Sunoco Logistics, primarily due to an increase of $65 million as a result of Sunoco Logistics’ improved refined products operations and higher volumes on Sunoco Logistics’ Allegheny Access pipeline, an increase of $31 million from Sunoco Logistics’ crude oil operations which benefited from the expansion capital projects commenced operations in 2016 and 2015 as well as the fourth quarter 2016 acquisition from Vitol, offset by a decrease of $16 million from Sunoco Logistics’ NGLs operations, primarily attributable to lower volumes and margins compared to the prior year; and

•
an increase of $70 million from ETP’s intrastate transportation and storage operations, caused by an increase of $20 million in gross margin related to higher storage margin and higher natural gas sales as well as increases in unrealized losses on commodity risk management activities of $45 million.

Unrealized Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. The change in unrealized gains and losses on commodity risk management activities for 2016 compared to 2015 was primarily attributable to natural gas storage inventory and related derivatives.
Operating Expenses, Excluding Non-Cash Compensation Expense. Operating expenses related to ETP’s all other operations decreased by $817 million primarily as a result of the transfer and contribution of ETP’s retail marketing assets to Sunoco LP.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Selling, general and administrative expenses related to ETP’s all other operations decreased by $168 million primarily resulting from lower transaction-related expenses.

Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the years ended December 31, 2016 and 2015 consisted of the following:

	Years Ended December 31,
	2016	2015	Change
Citrus	$329	$315	$14
FEP	75	75	—
PES	10	86	(76)
MEP	90	96	(6)
HPC	61	61	—
Sunoco, LLC	—	91	(91)
Sunoco LP	271	137	134
Other	110	76	34
Total Adjusted EBITDA related to unconsolidated affiliates	$946	$937	$9
These amounts represent ETP’s proportionate share of the Adjusted EBITDA of its unconsolidated affiliates and are based on ETP’s equity in earnings or losses of its unconsolidated affiliates adjusted for its proportionate share of the unconsolidated affiliates’ interest, depreciation, amortization, non-cash items and taxes.
Investment in Sunoco LP

	Years Ended December 31,
	2016	2015	Change
Revenues	$15,698	$18,460	$(2,762)
Cost of products sold	13,479	16,476	(2,997)
Gross margin	2,219	1,984	235
Unrealized losses on commodity risk management activities	5	2	3
Operating expenses, excluding non-cash compensation expense	(1,199)	(1,155)	(44)
Selling, general and administrative, excluding non-cash compensation expense	(256)	(209)	(47)
Inventory fair value adjustments	(104)	98	(202)
Other, net	—	(1)	1
Segment Adjusted EBITDA	$665	$719	$(54)
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. Sunoco LP obtained control of MACS in October 2014, Sunoco, LLC in April 2015, Susser in July 2015, and Sunoco Retail LLC in March 2016. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning September 1, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include MACS, Sunoco, LLC, Susser and Sunoco Retail LLC beginning September 1, 2014. MACS, Sunoco, LLC, Susser and Sunoco Retail LLC were also consolidated by ETP until October 2014, April 2015, July 2015 and March 2016, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the respective periods in 2014 and 2015. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC (through December 2015) and a continuing investment in Sunoco LP, the equity in earnings from which are also eliminated in ETE’s consolidated financial statements.
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP decreased primarily as a result of the following:

•	a change of $202 million in the fair value adjustment to inventory resulting from changes in fuels prices during the year ended December 31, 2016;

•
an increase of $44 million in other operating expenses caused by expansion of Sunoco LP’s retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites, resulting in a $30 million increase in personnel expense and a $24 million increase of maintenance, property tax, advertising and licenses and permits, slightly offset by lower dealer incentives; and

•
an increase of $47 million in general and administrative expenses primarily due to $18 million for the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas, with the remaining increase due to higher professional fees and other administrative expenses; partially offset by

•
an increase of $235 million in gross margin primarily caused by an increase in wholesale motor fuel gross profit of $206 million due to a 28.9%, or $0.55, decrease in the cost per wholesale motor fuel gallon, an increase in merchandise gross profit of $36 million due to the increase in the number of retail sites, and an increase in rental and other gross profit of $17 million due to increased other retail income, offset by a decrease in the gross profit on retail motor fuel of $24 million due to an 11.8%, or $0.28, decrease in the price per retail motor fuel gallon.

Investment in Lake Charles LNG

	Years Ended December 31,
	2016	2015	Change
Revenues	$197	$216	$(19)
Operating expenses, excluding non-cash compensation expense	(16)	(17)	1
Selling, general and administrative, excluding non-cash compensation expense	(2)	(3)	1
Segment Adjusted EBITDA	$179	$196	$(17)
Lake Charles LNG derives all of its revenue from a contract with a non-affiliated gas marketer.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated Results

	Years Ended December 31,
	2015	2014	Change
Segment Adjusted EBITDA:
Investment in ETP	$5,714	$5,710	$4
Investment in Sunoco LP	719	332	387
Investment in Lake Charles LNG	196	195	1
Corporate and other	(104)	(97)	(7)
Adjustments and eliminations	(590)	(300)	(290)
Total	5,935	5,840	95
Depreciation, depletion and amortization	(2,079)	(1,724)	(355)
Interest expense, net of interest capitalized	(1,643)	(1,369)	(274)
Gain on sale of AmeriGas common units	—	177	(177)
Impairment losses	(339)	(370)	31
Losses on interest rate derivatives	(18)	(157)	139
Non-cash compensation expense	(91)	(82)	(9)
Unrealized gains (losses) on commodity risk management activities	(65)	116	(181)
Inventory valuation adjustments	(249)	(473)	224
Losses on extinguishments of debt	(43)	(25)	(18)
Adjusted EBITDA related to discontinued operations	—	(27)	27
Adjusted EBITDA related to unconsolidated affiliates	(713)	(748)	35
Equity in earnings of unconsolidated affiliates	276	332	(56)
Other, net	22	(73)	95
Income from continuing operations before income tax expense	993	1,417	(424)
Income tax expense (benefit) from continuing operations	(100)	357	(457)
Income from continuing operations	1,093	1,060	33
Income from discontinued operations	—	64	(64)
Net income	$1,093	$1,124	$(31)
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
Segment Operating Results
Investment in ETP

	Years Ended December 31,
	2015	2014	Change
Revenues	$34,292	$55,475	$(21,183)
Cost of products sold	27,029	48,414	(21,385)
Gross margin	7,263	7,061	202
Unrealized (gains) losses on commodity risk management activities	65	(112)	177
Operating expenses, excluding non-cash compensation expense	(2,265)	(2,065)	(200)
Selling, general and administrative expenses, excluding non-cash compensation expense	(468)	(508)	40
Inventory valuation adjustments	104	473	(369)
Adjusted EBITDA related to discontinued operations	—	27	(27)
Adjusted EBITDA related to unconsolidated affiliates	937	748	189
Other, net	78	86	(8)
Segment Adjusted EBITDA	$5,714	$5,710	$4

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

•
an increase of $65 million from Sunoco Logistics’ refined products pipelines, primarily attributable to higher results from the refined products pipelines driven by the commencement of operations on the Allegheny Access project in 2015; offset by

•
a decrease of $13 million from Sunoco Logistics’ crude oil operations, primarily attributable to lower results from Sunoco Logistics’ crude oil acquisition and marketing activities driven by reduced margins which were negatively impacted by contracted crude differential compared to the prior period; and

•
an increase of $153 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of West Texas and the Eagle Ford region, as well as increased processing and fractionation margin of $50 million due to the ramp-up of Lone Star’s second 100,000 Bbls/d fractionator at Mont Belvieu, Texas, and the additional volumes from producers in the West Texas and Eagle Ford regions. Additionally, the commissioning of the of the Mariner South LPG export project during February 2015 contributed an additional $50 million for the twelve months ended December 31, 2015. This was partially offset by a $17 million decrease in margin associated with the off-gas fractionator in Geismar, Louisiana, as NGL and olefin market prices decreased significantly for the comparable period.

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

•
a decrease of $81 million in ETP’s midstream operations, primarily due to a decrease of $88 million in non-fee based margins for natural gas and a $200 million decrease in non-fee based margins for crude oil and NGL due to lower natural gas prices and lower crude oil and NGL prices as well as an increase of $135 million in operating expenses primarily due to assets recently placed in service, including Rebel system in West Texas and King Ranch system in South Texas as well as the acquisition of Eagle Rock midstream assets in July 2014, partially offset by an increase of $120 million in fee-based margin from the acquisitions of the Eagle Rock, PVR, and King Ranch midstream assets;

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
Investment in Sunoco LP

	Years Ended December 31,
	2015	2014	Change
Revenues	$18,460	$7,343	$11,117
Cost of products sold	16,476	6,767	9,709
Gross margin	1,984	576	1,408
Unrealized losses (gains) on commodity risk management activities	2	(1)	3
Operating expenses, excluding non-cash compensation expense	(1,155)	(361)	(794)
Selling, general and administrative, excluding non-cash compensation expense	(209)	(86)	(123)
Inventory fair value adjustments	98	205	(107)
Other, net	(1)	(1)	—
Segment Adjusted EBITDA	$719	$332	$387
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. Sunoco LP obtained control of MACS in October 2014, Sunoco, LLC in April 2015, Susser in July 2015, and Sunoco Retail LLC in March 2016. Because these entities were under common control, Sunoco LP recast its financial statements to retrospectively consolidate each of the entities beginning September 1, 2014. The segment results above are presented on the same basis as Sunoco LP’s standalone financial statements; therefore, the segment results above also include MACS, Sunoco, LLC, Susser and Sunoco Retail LLC beginning September 1, 2014. MACS, Sunoco, LLC, Susser and Sunoco Retail LLC were also consolidated by ETP until October 2014, April 2015, July 2015 and March 2016, respectively; therefore, the results from those entities are reflected in both the Investment in ETP and the Investment in Sunoco LP segments for the respective periods in 2014 and 2015. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC (through December 2015) and a continuing investment in Sunoco LP, the equity in earnings from which are also eliminated in ETE’s consolidated financial statements.
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
ETP currently expects capital expenditures in 2017 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$30	$40	$20	$25
Interstate transportation and storage(2)	1,750	1,790	100	110
Midstream	935	985	120	130
Liquids transportation and services:
NGL	370	390	20	25
Crude(2)	200	230	—	5
All other (including eliminations)	70	80	65	70
Total direct capital expenditures	3,355	3,515	325	365
Less: Project level non-recourse financing	(600)	(600)	—	—
Partnership level capital funding	$2,755	$2,915	$325	$365

(1)	Direct capital expenditures exclude those funded by ETP’s publicly-traded subsidiary.

(2)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
As of December 31, 2016, in addition to $360 million of cash on hand, ETP had available capacity under its revolving credit facilities of $813 million. Based on ETP’s current estimates, it expects to utilize capacity under the ETP Credit Facility, along with cash from operations, to fund its announced growth capital expenditures and working capital needs through the end of 2017; however, ETP may issue debt or equity securities prior to that time as it deems prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Sunoco Logistics’ primary sources of liquidity consist of cash generated from operating activities and borrowings under its $2.50 billion credit facility and $1.0 billion credit facility. At December 31, 2016, Sunoco Logistics had available borrowing capacity of $1.58 billion under its revolving credit facilities. Sunoco Logistics periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.
Sunoco LP
Sunoco LP’s primary sources of liquidity consist of cash generated from operating activities, borrowings under its $1.50 billion credit facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. At December 31, 2016, Sunoco LP had available borrowing capacity of $469 million under its revolving credit facility and $119 million of cash and cash equivalents on hand.

In 2017, Sunoco LP expects to invest approximately $200 million in growth capital expenditures and approximately $90 million on maintenance capital expenditures. Sunoco LP may revise the timing of these expenditures as necessary to adapt to economic conditions.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2016
Cash provided by operating activities in 2016 was $3.42 billion and net income was $41 million. The difference between net income and cash provided by operating activities in 2016 primarily consisted of net non-cash items totaling $3.17 billion and changes in operating assets and liabilities of $61 million. The non-cash activity in 2016 consisted primarily of depreciation, depletion and amortization of $2.36 billion, impairment losses of $1.80 billion, deferred income tax benefit of $201 million, inventory valuation adjustments of $273 million and non-cash compensation expense of $70 million.
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

Following is a summary of investing activities by period:
Year Ended December 31, 2016
Cash used in investing activities in 2016 of $9.47 billion was comprised primarily of capital expenditures of $8.09 billion (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs). ETP invested $5.44 billion for growth capital expenditures and $368 million for maintenance capital expenditures during 2016. We paid net cash for acquisitions of $1.57 billion, including the acquisition of a noncontrolling interest.
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
Following is a summary of financing activities by period:
Year Ended December 31, 2016
Cash provided by financing activities was $5.93 billion in 2016. We had a consolidated increase in our debt level of $6.71 billion, primarily due to the issuance of Parent Company and subsidiary senior notes, as well as increases in our revolving credit facilities during 2015. Our subsidiaries also received $2.56 billion in proceeds from common unit offerings, including $1.10 billion from the issuance of ETP Common Units and $1.46 billion from the issuance of other subsidiary common units. We paid distributions to partners of $1.02 billion, and our subsidiaries paid $2.77 billion on limited partner interests other than those held by the Parent Company.
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

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2016	2015
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Secured Term Loan, due December 2019	2,190	2,190
ETE Senior Secured Revolving Credit Facility due December 2018	875	860
Subsidiary Indebtedness:
ETP Senior Notes	19,440	19,439
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	5,350	4,975
Transwestern Senior Notes	657	782
Sunoco LP Senior Notes, Term Loan and lease-related obligations	3,561	1,526
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	2,777	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	1,292	562
Sunoco Logistics $1.0 billion 364-Day Credit Facility, due December 2017(1)	630	—
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	1,000	450
Bakken Project $2.50 billion Credit Facility due August 2019	1,100	—
PennTex $275 million MLP Revolving Credit Facility due December 2019	168	—
Other long-term debt	31	31
Unamortized premiums and fair value adjustments, net	101	141
Deferred debt issuance costs	(257)	(237)
Total debt	43,802	36,968
Less: current maturities of long-term debt	1,194	131
Long-term debt, less current maturities	$42,608	$36,837

(1)
Sunoco Logistics’ $1.0 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

The terms of our consolidated indebtedness and our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.
ETE Term Loan Facility
As of December 31, 2016, the Parent Company had outstanding a Senior Secured Term Loan Agreement, dated as of March 5, 2015, both with scheduled maturities on December 2, 2019. In connection with the Parent Company’s entry into a Senior Secured Term loan Agreement on February 2, 2017, as discussed below, the Parent Company terminated both agreements.
On February 2, 2017, the Partnership entered into a Senior Secured Term Loan Agreement (the “2024 Term Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Term Lenders”). The Term Credit Agreement has a scheduled maturity date of February 2, 2024, with an option for the Partnership to extend the term subject to the terms and conditions set forth therein. The Term Credit Agreement contains an accordion feature, under which the total commitments may be increased, subject to the terms thereof. In connection with the entry into the 2024 Term Credit Agreement, ETE terminated the 2019 Term Credit Agreements.

Pursuant to the 2024 Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company shall not be required to make any amortization payments with respect to the term loans under the 2024 Term Credit Agreement. Under certain circumstances, the Parent Company is required to prepay the Term Loan Facility in connection with dispositions, in the case of each of the following, yielding net proceeds in excess of $50 million of (a) IDRs in (i) prior to the consummation of the MLP Merger, ETP, and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics ; or (b) equity interests of any person which owns, directly or indirectly, IDRs in (i) prior to the consummation of the MLP Merger, ETP, and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
Under the 2024 Term Credit Agreement, the obligations of the Parent Company are secured by a lien on substantially all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets including (i) approximately 18.4 million common units representing limited partner interests in ETP and approximately 81.0 million Class H units of ETP owned by the Partnership; and (ii) the Partnership’s 100% equity interest in Energy Transfer Partners, L.L.C. and Energy Transfer Partners GP, L.P., through which the Partnership indirectly holds all of the outstanding general partnership interests and IDRs in, immediately prior to the consummation of the MLP Merger, ETP and, immediately after the consummation of the MLP Merger, Sunoco Logistics. The 2024 Term Loan Facility initially is not guaranteed by any of the Partnership’s subsidiaries.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The applicable margin for LIBOR rate loans is 2.75% and the applicable margin for base rate loans is 1.75%. Proceeds of the borrowings under the 2024 Term Credit Agreement were used to refinance amounts outstanding under the Partnership’s two senior secured term loan facilities and to pay transaction fees and expenses related to the Term Loan Facility and other transactions incidental thereto.
ETE Revolving Credit Facility
The Parent Company has a credit agreement (the “Revolver Credit Agreement”), which has a scheduled maturity date of December 2, 2018, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein.
Pursuant to the Revolver Credit Agreement, the lenders have committed to provide advances up to an aggregate principal amount of $1.50 billion at any one time outstanding. The Revolver Credit Agreement contains an accordion feature, under which the total commitment may be increased, subject to the terms thereof.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments.
Subsidiary Indebtedness
ETP Senior Notes Offerings
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
Sunoco Logistics Senior Notes Offerings
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.

Sunoco LP Term Loan and Senior Notes
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. Amounts borrowed under the term loan bear interest at either LIBOR or base rate, based on Sunoco LP’s election for each interest period, plus an applicable margin. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan. In December, 2016, Sunoco LP entered into an amendment to the term loan to, among other matters, increase the maximum applicable margin for LIBOR rate loans, increase the maximum ratio of funded debt, and add new obligations to maintain a maximum ratio of secured funded debt to EBITDA of the Sunoco LP. As of December 31, 2016, the balance on the term loan was $1.24 billion. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan.
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
Subsidiary Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures on November 18, 2019. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of ETP’s subsidiaries and has equal rights to holders of ETP’s current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt.
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
As of December 31, 2016, the ETP Credit Facility had $2.78 billion outstanding, and the amount available for future borrowings was $813 million taking into account letters of credit of $160 million and commercial paper of $777 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.20%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions.
The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, based on Sunoco Logistics’ election for each interest period, plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2016, the Sunoco Logistics Credit Facility had $1.29 billion of outstanding borrowings, which included commercial paper of $50 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 1.76%.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is expected to be terminated and repaid in connection with the completion of the ETP and Sunoco Logistics merger.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August

2019 (the “Bakken Credit Facility”). As of December 31, 2016, $1.10 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.13%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement (the “Sunoco LP Credit Facility”), which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. As of December 31, 2016, the Sunoco LP Credit Facility had $1.00 billion of outstanding borrowings. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility.
PennTex Revolving Credit Facility
On December 19, 2014, PennTex entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of PennTex’s initial public offering and matures in December 2019 (the “PennTex Revolving Credit Facility”). The agreement provides for a $275 million commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. PennTex’s assets have been pledged as collateral for this credit facility.
As of December 31, 2016, PennTex had $106 million of available borrowing capacity under the PennTex Revolving Credit Facility. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.90%.
Covenants Related to Our Credit Agreements
Covenants Related to the Parent Company
The Term Loan Facility and ETE Revolving Credit Facility contain customary representations, warranties, covenants, and events of default, including a change of control event of default and limitations on incurrence of liens, new lines of business, merger, transactions with affiliates and restrictive agreements.
The Term Loan Facility and ETE Revolving Credit Facility contain financial covenants as follows:

•
Maximum Leverage Ratio – Consolidated Funded Debt (as defined therein) of the Parent Company (as defined) to EBITDA (as defined therein) of the Parent Company of not more than 6.0 to 1, with a permitted increase to 7.0 to 1 during a specified acquisition period following the close of a specified acquisition; and

•	Consolidated EBITDA (as defined therein) to interest expense of not less than 1.5 to 1.
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

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in the ETP Credit Facility) during certain Defaults (as defined in the ETP Credit Facility) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by ETP and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.

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
Covenants Related to Sunoco Logistics
The Sunoco Logistics $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The Sunoco Logistics Credit Facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total Consolidated Funded Indebtedness to Consolidated EBITDA ratio, each as defined in the Sunoco Logistics Credit Facility, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total Consolidated Funded Indebtedness, excluding net unamortized fair value adjustments, to Consolidated EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreements.
Covenants Related to Bakken Credit Facility
The Bakken Credit Facility contains standard and customary covenants for a financing of this type, subject to materiality, knowledge and other qualifications, thresholds, reasonableness and other exceptions. These standard and customary covenants include, but are not limited to:

•	prohibition of certain incremental secured indebtedness;

•	prohibition of certain liens / negative pledge;

•	limitations on uses of loan proceeds;

•	limitations on asset sales and purchases;

•	limitations on permitted business activities;

•	limitations on mergers and acquisitions;

•	limitations on investments;

•	limitations on transactions with affiliates; and

•	maintenance of commercially reasonable insurance coverage.
A restricted payment covenant is also included in the Bakken Credit Facility which requires a minimum historic debt service coverage ratio (“DSCR”) of not less than 1.20 to 1 (the “Minimum Historic DSCR”) with respect each 12-month period following the commercial in-service date of the Dakota Access and ETCO Project in order to make certain restricted payments thereunder.
Covenants Related to PennTex
The PennTex Revolving Credit Facility contains various covenants and restrictive provisions that, among other things, limit or restrict PennTex’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of PennTex’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of PennTex as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. PennTex is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the PennTex Revolving Credit Facility.
The borrowed amounts accrue interest at a LIBOR rate or a base rate, based on PennTex’s election for each interest period, plus an applicable margin. The applicable margin used in connection with the interest rates and fees is based on the then applicable Consolidated Total Leverage Ratio (as defined therein). The applicable margin for LIBOR rate loans and letter of credit fees range from 2.00% and 3.25% based on the Consolidated Total Leverage Ratio and the applicable margin for ABR loans ranges from 1.00% to 2.25% based on the Consolidated Total Leverage Ratio. The unused portion of the credit facility is subject to a commitment fee, which is based on the Consolidated Total Leverage Ratio and ranges from 0.35% to 0.50% multiplied by the amount of the unused commitment.
Covenants Related to Sunoco LP
The Sunoco LP Credit Facilities contain various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. The Sunoco LP Credit Facilities  require Sunoco LP to maintain a leverage ratio (as defined therein) of not more than (a) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (b) as of March 31, 2018, 6.5 to 1.0, (c) as of June 30, 2018, 6.25 to 1.0, (d) as of September 30, 2018, 6.0 to 1.0, (e) as of December 31, 2018, 5.75 to 1.0 and (f) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the Credit Facilities.  Indebtedness under the Credit Facilities is secured by a security interest in, among other things, all of Sunoco LP’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by Sunoco LP of an investment grade credit rating, all security interests securing borrowings under the Credit Facilities will be released.
Compliance with our Covenants
We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants relating to ETE’s and its subsidiaries’ debt agreements as of December 31, 2016.
Each of the agreements referred to above are incorporated herein by reference to our, ETP’s, Sunoco Logistics’ and Sunoco LP’s reports previously filed with the SEC under the Exchange Act. See “Item 1. Business – SEC Reporting.”
Off-Balance Sheet Arrangements
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased $378 million of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $122 million.

Guarantee of Sunoco LP Notes
Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$43,958	$1,817	$12,013	$7,666	$22,462
Interest on long-term debt(1)	22,063	2,086	3,805	2,879	13,293
Payments on derivatives	194	120	74	—	—
Purchase commitments(2)	6,799	4,444	929	621	805
Transportation, natural gas storage and fractionation contracts	44	24	20	—	—
Operating lease obligations	1,162	148	246	220	548
Other(4)	46	8	15	15	8
Total(5)	$74,266	$8,647	$17,102	$11,401	$37,116

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2016. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2016. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2016 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(3)	The ETP Preferred Units were redeemed in January 2017.

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

(5)	Excludes net non-current deferred tax liabilities of $5.11 billion due to uncertainty of the timing of future cash flows for such liabilities.
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

Distributions declared during the periods presented are as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 19, 2014	$0.1731
March 31, 2014	May 5, 2014	May 19, 2014	0.1794
June 30, 2014	August 4, 2014	August 19, 2014	0.1900
September 30, 2014	November 3, 2014	November 19, 2014	0.2075
December 31, 2014	February 6, 2015	February 19, 2015	0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850
December 31, 2015	February 4, 2016	February 19, 2016	0.2850
March 31, 2016 (1)	May 6, 2016	May 19, 2016	0.2850
June 30, 2016 (1)	August 8, 2016	August 19, 2016	0.2850
September 30, 2016 (1)	November 7, 2016	November 18, 2016	0.2850
December 31, 2016 (1)	February 7, 2017	February 21, 2017	0.2850

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received Convertible Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Convertible Unit. See Note 8, ETE Series A Preferred Units.

Our distributions declared with respect to our Convertible Unit during the year ended December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2016	May 6, 2016	May 19, 2016	$0.1100
June 30, 2016	August 8, 2016	August 19, 2016	0.1100
September 30, 2016	November 7, 2016	November 18, 2016	0.1100
December 31, 2016	February 7, 2017	February 21, 2017	0.1100
The total amounts of distributions declared during the periods presented (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2016	2015	2014
Limited Partners	$971	$1,139	$866
General Partner interest	3	2	2
Class D units	—	3	2
Total Parent Company distributions	$974	$1,144	$870
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions is primarily generated from its direct and indirect interests in ETP and Sunoco LP. Lake Charles LNG’s wholly-owned subsidiaries also contribute to the Parent Company’s cash available for distributions. At December 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units, 81.0 million ETP Class H units, and 2.3 million Sunoco LP common units held by us or our wholly-owned subsidiaries.
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
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Years Ended December 31,
	2016	2015	2014
Distributions from ETP:
Limited Partners	$28	$54	$119
Class H Units	357	263	219
General Partner interest	32	31	21
IDRs	1,363	1,261	754
IDR relinquishments net of Class I Unit distributions	(409)	(111)	(250)
Total distributions from ETP	1,371	1,498	863
Distributions from Regency (1)	—	—	135
Distributions from Sunoco LP (2)
Limited Partner interests	7	—	—
IDRs	81	25	—
Total distributions received from subsidiaries	$1,459	$1,523	$998

(1)
ETP’s acquisition of Regency closed on April 30, 2015; therefore, no distributions in relation to the quarter ended March 31, 2015 or subsequent quarters were paid by Regency. Instead, distributions from ETP include distributions on the limited partner interests received by ETE as consideration in ETP’s acquisition of Regency.

(2)
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP. Effective January 1, 2016, ETE acquired 2,263,158 common units of Sunoco LP.

In July 2016, ETE agreed to relinquish an aggregate amount of $720 million in incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $255 million for the year ended December 31, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, ETE has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishments agreed to in July and November 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33

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
Distributions declared by ETP during the periods presented are as follows:

	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
December 31, 2016	February 7, 2017	February 14, 2017	1.0550
The total amounts of distributions declared during the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate) are as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Limited Partners:
Common Units	$2,196	$2,024	$1,298
Class H Units	357	263	219
General Partner interest	32	31	21
Incentive distributions (1)	1,363	1,261	754
IDR relinquishments net of Class I Unit distributions	(409)	(111)	(250)
Total ETP distributions	$3,539	$3,468	$2,042

(1)	The increases for the year ended December 31, 2015 include the impacts from Common Units issued in the Regency Merger, as well as increases in distributions per unit.

Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
December 31, 2016	February 7, 2017	February 14, 2017	0.5200
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
The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2016	2015	2014
Limited Partners
Common units held by public	$485	$344	$225
Common units held by ETP	135	120	100
General Partner interest held by ETP	15	12	10
Incentive distributions held by ETP	397	281	175
IDR reduction	(15)	—	—
Total distributions declared	$1,017	$757	$510
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2016	November 7, 2016	November 14, 2016	$0.2950
December 31, 2016	February 7, 2017	February 14, 2017	0.2950

Cash Distributions Paid by Sunoco LP
Sunoco LP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Distributions declared by Sunoco LP during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
December 31, 2014	February 17, 2015	February 27, 2015	0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454
December 31, 2015	February 5, 2016	February 16, 2016	0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
The total amounts of Sunoco LP distributions declared during the periods presented were as follows (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2016	2015	2014
Limited Partners:
Common units held by public	$166	$90	$22
Common and subordinated units held by ETP(1)	143	89	17
Common and subordinated units held by ETE	8	—	—
General Partner interest and Incentive distributions(2)	81	30	1
Total distributions declared	$398	$209	$40

(1)	Includes Sunoco LP units issued to ETP in connection with Sunoco LP’s acquisition of Susser from ETP in July 2015.

(2)
The Sunoco LP IDRs were held by ETP until July 2015, at which time the IDRs were exchanged with ETE. The total incentive distributions from Sunoco LP for the year ended December 31, 2015 include $5 million to ETP and 25 million to ETE related to the respective periods during which each held the IDRs.

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
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage operations are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2016 represent the actual results in all material respects.
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
ETP’s NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third-party pipeline, which is when title and risk of loss pass to the customer.
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
Except for certain amounts recorded by Panhandle and Sunoco Logistics discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2016 and 2015, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
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
Long-lived assets related to AROs aggregated $14 million and $18 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2016 and 2015, respectively. In addition, the Partnership had $13 million and $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.
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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2016, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets and, in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Deferred Income Taxes. ETE recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $472 million have been included in ETE’s consolidated balance sheet as of December 31, 2016. All of the deferred income tax assets attributable to state and federal NOL benefits expire before 2036 as more fully described below. The state NOL carryforward benefits of $127 million (net of federal benefit) begin to expire in 2017 with a substantial portion expiring between 2029 and 2036. The federal NOLs of $835 million ($292 million in benefits) will expire in 2032 and 2035. Federal tax alternative minimum tax credit carryforwards of $52 million remained at December 31, 2016. We have determined that a valuation allowance totaling $118 million (net of federal income tax effects) is required for the state NOLs at December 31, 2016 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
Forward-Looking Statements
This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•	the ability of our subsidiaries to make cash distributions to us, which is dependent on their results of operations, cash flows and financial condition;

•	the actual amount of cash distributions by our subsidiaries to us;

•	the volumes transported on our subsidiaries’ pipelines and gathering systems;

•	the level of throughput in our subsidiaries’ processing and treating facilities;

•	the fees our subsidiaries charge and the margins they realize for their gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and NGLs;

•	energy prices generally;

•	the prices of natural gas and NGLs compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of NGL supplies;

•	the level of domestic oil, natural gas and NGL production;

•	the availability of imported oil, natural gas and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for oil, natural gas and NGLs;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to our subsidiaries’ interstate and intrastate pipelines;

•	hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third-party pipelines that connect with our subsidiaries pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of our subsidiaries liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by our subsidiaries’ customers;

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
We use NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes we retain for fees in our midstream operations whereby our subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGL. These contracts are not designated as hedges for accounting purposes.
We use derivatives in our liquids transportation and operations to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
Sunoco Logistics utilizes swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other operations which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage operations, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.
The tables below summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2016 and 2015 for ETP and Sunoco LP, including derivatives related to their respective subsidiaries.

	December 31, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(682,500)	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	2,242,500	(1)	—	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	391,880	(1)	1	357,092	—	2
Futures	109,564	—	—	(109,791)	2	—
Options — Puts	(50,400)	—	—	260,534	—	—
Options — Calls	186,400	1	—	1,300,647	—	3
Crude (Bbls) — Futures	(617,000)	(4)	6	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	10,750,000	2	—	(6,522,500)	—	—
Swing Swaps IFERC	(5,662,500)	(1)	1	71,340,000	(1)	—
Fixed Swaps/Futures	(52,652,500)	(27)	19	(14,380,000)	(1)	5
Forward Physical Contracts	(22,492,489)	1	—	21,922,484	4	5
Natural Gas Liquid (Bbls) — Forwards/Swaps				(8,146,800)	10	13
Forwards/swaps	(5,786,627)	(40)	35
Refined Products (Bbls) — Futures	(3,144,000)	(21)	18	(1,289,000)	8	11
Corn (Bushels) – Futures	1,580,000	—	1	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(36,370,000)	2	1	(37,555,000)	—	—
Fixed Swaps/Futures	(36,370,000)	(26)	14	(37,555,000)	73	9
(1) Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
The fair values of the commodity-related financial positions have been determined using independent third-party prices, readily available market information and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the below tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in net income or in other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of our total derivative portfolios may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.
Interest Rate Risk
As of December 31, 2016, we had $11.60 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $109 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2016	December 31, 2015
ETP	July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
ETP	July 2017(3)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
ETP	July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
ETP	July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
ETP	December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
ETP	March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in gains (losses) on interest rate derivatives) of approximately $202 million as of December 31, 2016. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flow of $32 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, independent power generators and fuel distributors. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the President and Group Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the President and Group Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2016.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Equity, L.P.
We have audited the internal control over financial reporting of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of December 31, 2016, our Board of Directors was comprised of seven persons, three of whom qualify as “independent” under the NYSE’s corporate governance standards. We have determined that Messrs. Brannon, Turner and Williams are all “independent” under the NYSE’s corporate governance standards.
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
Annual Certification
The Parent Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report. In 2016, our President and CFO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Rick Turner qualified as an audit committee financial expert during 2016. A description of the qualifications of Mr. Turner may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton that firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of ETE be included in ETE’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Board of Directors adopts the charter for the Audit Committee. Richard D. Brannon, K. Rick Turner and William P. Williams serve as elected members of the Audit Committee. For a portion of 2016, Mr. Turner also served on the audit committee of three other publicly traded companies, including Sunoco LP. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors of our General Partner has determined that such simultaneous service did not impair Mr. Turner’s ability to effectively serve on our Audit Committee.
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

Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 24, 2017. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
John W. McReynolds	66	Director and President
Kelcy L. Warren	61	Director and Chairman of the Board
Thomas E. Long	60	Group Chief Financial Officer
Marshall S. (Mackie) McCrea, III	57	Director and Group Chief Operating Officer and Chief Commercial Officer
Thomas P. Mason	59	Executive Vice President and General Counsel
Brad Whitehurst	42	Executive Vice President and Head of Tax
Richard D. Brannon	58	Director
Matthew S. Ramsey	61	Director
K. Rick Turner	58	Director
William P. Williams	79	Director
Messrs. Warren, and McCrea also serve as directors of ETP’s General Partner. Messrs. Ramsey and Turner serve as directors of the general partner of Sunoco LP.
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
Thomas E. Long.  Mr. Long is the Group Chief Financial Officer of ETE since February 2016. Mr. Long has served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, since November 2016. Mr. Long previously served as Chief Financial Officer of ETP and as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.

Marshall S. (Mackie) McCrea, III.  Mr. McCrea was appointed as a Director in December 2009. He is Group Chief Operating Officer and Chief Commercial Officer for the Energy Transfer family and has served in that capacity since November 2015. Mr. McCrea has served as a director of PennTex Midstream Partners, LP’s general partner, since November 2016. Prior to that, he served as President and Chief Operating Officer of ETP’s general partner from June 2008 to November 2015 and President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since the combination of the operations of ETC OLP and HOLP in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as the Senior Vice President – Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETE, of Sunoco Logistics and of Sunoco LP. The members of our General Partner selected Mr. McCrea to serve as a director because he brings extensive project development and operations experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
Thomas P. Mason. Mr. Mason became Executive Vice President and General Counsel of the General Partner of ETE in December 2015. Mr. Mason has served as a director of PennTex Midstream Partners, LP’s general partner since November 2016. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETP’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also serves on the Board of Directors of the general partner of Sunoco Logistics.
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
Richard D. Brannon. Mr. Brannon was appointed to the Board of Directors of our General Partner in March 2016. Previously, he served on the Sunoco LP Board of Directors from September 2014 to March 2016. In September 2016, Mr. Brannon was elected to the Board of Directors of Wild Horse Resource Development Corp. He is President of CH4 Energy II, III, IV and V, companies focused on horizontal development of oil and gas. Previously, he was President of CH4 Energy Corp. from 2001 to 2006, when the company was sold to Bill Barrett Corp. From 1984 to 2005, Dick was President of Brannon Oil & Gas, Inc. and Brannon & Murray Drilling Co. Previously, he was a drilling and completion engineer for Texas Oil & Gas Corp. He has previously served on the boards of Cornerstone Natural Gas Corp., which was purchased by El Paso Corp. in 1996, and OEC Compression Corp, acquired by Hanover Compressor Company in 2001. Mr. Brannon also formerly served on the Board of Directors of Regency Energy Partners LP.
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ETE’s general partner on July 17, 2012 and as a director of ETP’s general partner on November 9, 2015. Mr. Ramsey currently serves as President and Chief Operating Officer of ETP’s general partner since November 2015. Mr. Ramsey has served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner, since November 2016. Mr. Ramsey is also a director of Sunoco LP, serving as chairman of Sunoco LP’s board since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. The members of our General Partner recognize Mr. Ramsey’s vast experience in the oil and gas space and believe that he provides valuable industry insight as a member of our Board of Directors.
K. Rick Turner.  Mr. Turner has served as a director of our General Partner since October 2002. Mr. Turner currently serves as chair of the Compensation Committee and a member of the Audit Committee. Mr. Turner is also a director of Sunoco LP, serving as chair of Sunoco LP’s compensation and audit committees. Mr. Turner is presently a managing director of Altos Energy Partners, LLC. Mr. Turner previously was a private equity executive with several groups after retiring from the Stephens’ family entities, which he had worked for since 1983. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been oil and gas exploration, natural gas gathering, processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner currently serves as a director of AmeriGas Partners, L.P. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. The members of our General Partner selected Mr. Turner based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director and audit committee member on the boards of several other companies.
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
Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2016, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner, except as follows:

•	a late Form 4 filed by Mr. Thomas P. Mason on January 28, 2016; and

•	a late Form 4 filed by Mr. John W. McReynolds on March 10, 2016.

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
ETE Executive Officers

•	John W. McReynolds, President;

•	Jamie W. Welch, Former Group Chief Financial Officer and Head of Business Development;

•	Thomas E. Long, Chief Financial Officer and Group Chief Financial Officer of ETE’s general partner;

•	Marshall S. (Mackie) McCrea, III, Group Chief Operating Officer and Chief Commercial Officer;

•	Thomas P. Mason, Executive Vice President and General Counsel; and

•	Bradford D. Whitehurst, Executive Vice President and Head of Tax.
Mr. Welch served in the capacity of Group Chief Financial Officer and Head of Business Development of our General Partner until February 2016. As Mr. Welch served as Group Chief Financial Officer and Head of Business Development of our general Partner for a portion of 2016, disclosure related to his compensation is included in this Compensation Discussion and Analysis. Any information contained in the applicable Compensation Discussion and Analysis or the associated Compensation Tables, unless otherwise indicated, is expressly limited to terms and conditions of Mr. Welch’s status as an executive officer and employee through February 2016.
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
ETP GP Entities. The ETP GP Entities also believe that a significant portion of each executives’ compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be very competitive in the marketplace for executive talents and abilities. ETP GP seeks a total compensation program for the named executive officers that provides for a slightly below the median market annual base compensation rate (i.e. approximately the 40th percentile of market) but incentive-

based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. ETP GP believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of ETP’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its named executive officers to the success of ETP and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit awards under ETP’s equity incentive plan(s) or the equity incentive programs of either Sunoco Logistics and/or Sunoco LP, as applicable based on the allocation of the named executive officers’ award, which awards are intended to provide a longer term incentive and retention value to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution ETP and/or the other affiliated partnerships pay to their respective unitholders.
The Partnership grants restricted unit awards that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance ETP GP places on aligning the interests of its named executive officers with those of ETP’s unitholders.
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
Sunoco Logistics also does not participate or have any input in any decisions as to the compensation policies of Sunoco Partners LLC or the compensation levels of the executive officers of its general partner. The compensation committee of the board of directors of Sunoco Partners LLC (the “Sunoco Logistics Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of the executive officers of Sunoco Partners LLC.
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

Compensation Philosophy
Our compensation programs are structured to achieve the following:

•
reward executives with an industry-competitive total compensation package of base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;

•
attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2016, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit award under our equity incentive plan;

•	vesting of previously issued time-based restricted unit/phantom restricted unit awards issued pursuant to our equity incentive plans or the equity incentive plans(s) of affiliates; and

•	401(k) plan employer contributions.
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
Periodically, the ETE or ETP Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of officers of ETE, ETP and Sunoco Logistics to provide market information with respect to compensation of those executives during the year ended December 31, 2015. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. This review by Longnecker was deemed necessary to update the most recent review by Mercer (US) Inc. during 2013, especially in light of the on-going growth of the family of partnerships as a result of the series of transforming transactions we have completed over the past few years, which have continued to significantly increase our size and scale from both a financial and asset perspective.
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
• Deere & Company
The compensation analysis provided by Longnecker in 2015 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from the public peer companies and published salary surveys.
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
Longnecker provided some limited market updates for specific executives during 2016 for situations where there were changes to roles and responsibilities of a previously benchmarked executive, but did not provide a full update to their market analysis from 2015. In 2016, Longnecker also provided information related to market trends on long-term equity incentive awards and annual short-term incentive bonus awards for industry based peer group companies. With respect to the long-term incentive awards the information focused on the continued market competitiveness of using time-vested restricted units and the specific targeted annual value of the long-term equity incentive pools and on the annual short-term incentive bonus awards the information focused on expected pay-out in the industry among peers and the impact of 2016 industry conditions on expected annual bonus award pay-outs.
For 2016, the ETE Compensation Committee continued to use the results of the 2015 Longnecker compensation analysis (updated as described in the preceding paragraph), adjusted to account for general inflation and information obtained from other sources, such as 2016 third party survey results, in its determination of compensation levels for executives, including the named executive officers . Longnecker did not provide any non-executive compensation services for ETE during 2016.
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
The base salaries of ETE’s named executive officers are determined by the ETE Compensation Committee, which takes into account the recommendations of Mr. Warren, as the Chairman of the board of directors of our General Partner. During the 2016 merit review process in July, the ETE Compensation Committee approved an increase to Mr. McReynolds of 2% to $583,440 from its prior level of $572,000; a 2% increase to Mr. Long to $459,000 from its prior level of $450,000; a 2% increase to Mr.

McCrea to $1,020,000 from its prior level of $1,000,000; a 2% increase to Mr. Mason to $577,830 from its prior level of $566,500; and a 2% increase for Mr. Whitehurst to $508,725 from its prior level of $498,750.
The 2% increase to each of the named executive officers reflects base salary increase consistent with the 2% annual merit increase pool set for all employees of ETE and its affiliates for 2016 by the respective compensation committees.
Annual Bonus.  In addition to base salary, the ETE Compensation Committee makes determinations whether to make discretionary annual cash bonus awards to executives, including our named executive officers, following the end of the year under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”).
These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. The ETE Compensation Committee also considers the recommendation of our Chairman in determining the specific annual cash bonus amounts for each of the named executive officers. The ETE Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and it does not utilize any formulaic approach to determine annual bonuses.
The ETP Compensation Committee’s evaluation of performance and determination of an overall available bonus pool is based on the respective internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75% on internal Earnings Target budget criteria and 25% on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner.
For 2016, the ETE Compensation Committee approved short-term annual cash bonus pool targets for Messrs. McReynolds, Long, McCrea, Mason and Whitehurst of 130%, 130%, 160%, 130%, and 125%, respectively, of their annual base earnings. With the exception of Mr. Long, the targets for the other named executive officers were the same as for 2015. The increase to 130% from his previous target of 125% for Mr. Long was in recognition of his increased duties in serving as the Group Chief Financial Officer for 2016.
In February 2017, the ETP Compensation Committee certified 2016 performance results under the Bonus Plan, which resulted in a bonus payout of 95% of target, which reflected achievement of 93.9% of the internal Earnings Target and 100% of the budget criteria. Based on the approved results, the ETE Compensation Committee approved a cash bonus relating to the 2016 calendar year to Messrs. McReynolds, Long, McCrea, Mason and Whitehurst in the amounts of $712,922, $560,865, $1,533,990, $706,067, and $597,717, respectively.
In approving the 2016 bonuses of the named executive officers, the ETE Compensation Committee took into account the achievement by the respective partnerships of all of the targeted performance objectives for 2016 and the individual performances of each of the named executive officers, as well as the study results of Longnecker and Towers Watson. The cash bonuses awarded to each of the executive officers for 2016 performance were consistent with their applicable bonus pool targets.
Equity Awards.  The Energy Transfer Equity Long-Term Incentive Plan (“ETE Plan”) authorizes the ETE Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other awards related to ETE units at such times and upon such terms and conditions as it may determine in accordance with each such plan. For 2016, no equity awards were issued under the ETE Plan. The named executive officers, other than Mr. McReynolds, who does not currently receive equity awards on an annual basis, each participated under long-term incentive plans of ETP, Sunoco Logistics and/or Sunoco LP, as applicable. Notwithstanding the fact that the ETE Compensation Committee did not approve long-term awards under the ETE Plan, the ETE Compensation Committee did (as discussed below) set 2016 long-term incentive award targets for Messrs. Long, McCrea, Mason and Whitehurst. For 2016, the long-term incentive awards made to our named executive officers (other than Mr. McReynolds) were made in various allocations under the Second Amended and Restated Energy Transfer Partners, L.P 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) or the long-term incentive plans of ETE’s affiliates, including the Sunoco Partners LLC Long-Term Incentive Plan (the “Sunoco Logistics Plan”) and Sunoco LP 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”).
From time to time, the compensation committees of ETP, Sunoco Logistics and/or Sunoco LP may make grants under the respective long-term incentive plans to employees and/or directors containing such terms as the respective compensation committee shall determine. The applicable compensation committee determines the conditions upon which the restricted units or restricted phantom units granted may become vested or forfeited, and whether or not any such restricted units or restricted phantom units will have distribution equivalent rights (“DERs”) entitling the grantee to distributions receive an amount in cash equal to cash distributions made by the respective partnership with respect to a like number of partnership common units during the restricted period.

In December of 2016, consistent with ETE’s compensation methodology, all of the restricted units and restricted phantom units granted under the long-term incentive plans of ETP, Sunoco Logistics and Sunoco LP, including to the named executive officers, provided for vesting of 60% at the end of the third year and vesting of the remaining 40% at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. The restricted units and restricted phantom unit awards entitle the grantee of the unit awards to receive, with respect to each partnership common unit subject to such restricted unit or restricted phantom unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution to the partnership unitholders. In approving the grant of such unit awards, the applicable compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2016 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the respective partnership as that term is defined under the applicable long-term incentive plan.

For 2016, the annual long-term incentive targets set by the ETE Compensation Committee for the named executive officers were 500% of annual base salary for Mr. Long, which represents an increase from his previous target of 400%, 900% of annual base salary for Mr. McCrea, 500% of annual base salary for Mr. Mason and 400% of base salary for Mr. Whitehurst. The ETE Compensation Committee approved the increase to Mr. Long’s long-term incentive target in recognition of his additional responsibilities during 2016 as the Group Chief Financial Officer of the General Partner. The targets for the other named executive officers receiving equity awards remained the same as their targets from 2015. In approving long-term incentive awards for the named executive officers, the compensation committees of ETP, Sunoco Logistics and/or Sunoco LP utilized the targets set by the ETE Compensation Committee.
As described below in the section titled Affiliate/Subsidiary Equity Awards, for 2016, in discussions between the General Partner and the compensation committees of the general partners of ETP, Sunoco Logistics and Sunoco, it was determined that for 2016 the value of Messrs. Long, Mason and Whitehurst’s awards would be comprised of restricted/phantom unit awards under the 2008 Incentive Plan, the Sunoco Logistics Plan and the 2012 Incentive Plan in consideration of their roles and responsibilities for all of the partnerships under ETE’s umbrella and, for Messrs. Long and Mason, as members of the Boards of Directors of the general partners of Sunoco and Sunoco Logistics, respectively. Mr. Long’s total 2016 long-term awards were allocated 50% to the 2008 Incentive Plan, 20% to the Sunoco Logistics Plan and 30% to the 2012 Incentive Plan. For Messrs. Mason and Whitehurst, their total 2016 long-term incentive awards were allocated 1/2 to the 2008 Incentive Plan, 1/4 to the Sunoco Logistics Plan and 1/4 to the 2012 Incentive Plan. For Mr. McCrea, his total 2016 long-term incentive awards were allocated approximately 2/3 to the 2008 Incentive Plan and 1/3 to the Sunoco Logistics Plan. At Sunoco Logistics, Mr. McCrea serves as Chairman of the Board of Sunoco Logistics’ general partner. It is expected that future long-term incentive awards to the named executive officers of ETE will recognize a similar aggregation of restricted/phantom restricted units under long-term incentive plans of ETP, Sunoco Logistics and/or Sunoco LP, as applicable.
The ETP, Sunoco Logistics and SUN Compensation Committees have in the past and may in the future, but are not required to, accelerate the vesting of unvested restricted unit awards in the event of the termination or retirement of an executive officer. None of the compensation committees accelerated the vesting of restricted unit awards to any ETE named executive officers in 2016.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” certain equity awards automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the 2014 awards to Messrs. McCrea and Whitehurst included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment by the general partner of the applicable partnership issuing the award without “cause”. For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates by, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliates.
We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction. In addition, we believe permitting acceleration of vesting upon a change in control and the acceleration of vesting awards upon a termination without “cause” in the case of the 2014 awards to Messrs. McCrea and Whitehurst creates a sense of stability in the course of transactions that could create uncertainty regarding their future employment and encourage these officers to remain focused on their job responsibilities.

Affiliate and Subsidiary Equity Awards. In addition to their roles as officers of our General Partner during 2016, Messrs. Long, McCrea, Mason and Whitehurst in their roles have certain responsibilities for all of the partnerships under ETE’s umbrella, including with respect to Mr. McCrea as member of the Boards of Directors of the general partners of ETP and Sunoco Logistics, with respect to Mr. Mason as a member of the Board of Directors of the general partner of Sunoco Logistics and with respect to Mr. Long, as Chief Financial Officer of ETP and a member of the Board of Directors of the general partner of Sunoco LP.
In December 2016, the ETP Compensation Committee approved grants of unit awards to Messrs. Long, McCrea, Mason and Whitehurst of 28,688, 153,765, 36,115 and 25,437 units, respectively, under the 2008 Incentive Plan related to ETP common units. The SXL Compensation Committee in December 2016 approved grants of unit awards to Messrs. Long, McCrea, Mason and Whitehurst of 16,021, 105,738, 25,211 and 17,757 units, respectively, under the Sunoco Logistics Plan related to Sunoco Logistics common units. The SUN Compensation Committee in December 2015 approved grants of units awards to Messrs. Long, Mason and Whitehurst of 22,210, 23,300, and 16,410 units, respectively under the 2012 Incentive Plan related to Sunoco LP common units.
The terms and conditions of the restricted unit/phantom awards to Messrs. Long, McCrea, Mason and Whitehurst under the 2008 Incentive Plan, the Sunoco Logistics Plan and the 2012 Incentive Plan, as applicable, were the same and provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the awards would be accelerated in the event of their death, disability or upon a change in control.
Unit Ownership Guidelines. In December 2013, the Board of Directors of our General Partner adopted the Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of ETE and ETP with respect to ETE, ETP, Sunoco Logistics and Sunoco LP common units representing limited partnership interests, as applicable. The applicable Guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these Guidelines, Mr. McReynolds as ETE’s President and Mr. McCrea as Group Chief Operations Officer and Chief Commercial Officer are expected to own common units having a minimum value of five times their base salaries and Messrs. Long, Mason and Whitehurst are expected to own common units having a minimum value of four times their base salaries. In addition to the named executive officers, the Guidelines also apply to other executives, all of whom are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from two to four times their respective base salaries.
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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines; however, certain covered executives, based on their tenure as an executive, are required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McReynolds, McCrea and Mason beginning in December 2015, and they were compliant. Compliance for Mr. Long will be required in December 2018, and compliance for Mr. Whitehurst will be required in August 2019.
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
Health and Welfare Benefits.  All full-time employees, including our named executive officers may participate in ETP GP’s health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
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
In August 2016, ETE and Mr. Welch entered into an additional amendment of the Class D Unit Agreement which modified the conversion schedule and provided for conversion of the remaining unconverted 2,156,000 Class D Units as of September 1, 2016.
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
Compensation Committee Interlocks and Insider Participation
During 2016, the members of the ETE Compensation Committee were Mr. Turner and Mr. Ted Collins, Jr., until October 31, 2016, at which time Mr. resigned from the board of directors of our General Partner. Subsequent to October 31, 2016, matters concerning compensation were deliberated by the members of the board of directors of our General Partner who would be eligible to serve on the ETE Compensation Committee, which consisted of Messrs. Turner, Brannon and Williams. None of Messrs. Turner, Brannon or Williams was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, Mr. Turner is not a former employee of ours or any of our subsidiaries.

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
Richard D. Brannon
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
ETE Officers:
John W. McReynolds	2016	$577,280	$712,922	$—	$—	$—	$—	$10,768	$1,300,970
President	2015	560,154	700,893	—	—	—	—	11,103	1,272,150
	2014	550,000	687,500	—	—	—	—	9,565	1,247,065
Thomas E. Long	2016	454,154	560,865	2,007,697	—	—	—	14,679	3,037,395
Group Chief Financial Officer	2015	399,207	480,296	1,447,063	—	—	—	14,282	2,340,848
	2014	326,221	391,465	777,850	—	—	—	14,032	1,509,568
Marshall S. (Mackie) McCrea, III	2016	1,009,231	1,533,990	8,059,413	—	—	—	14,818	10,617,452
Group Chief Operating Officer and Chief Commercial Officer	2015	840,385	1,294,192	6,646,354	—	—	—	14,282	8,795,213
	2014	800,000	1,120,000	5,829,111	—	—	—	14,072	7,763,183
Thomas P. Mason	2016	571,729	706,067	2,524,064				14,818	3,816,678
Executive Vice President and General Counsel	2015	557,615	6,300,000	2,253,927	—	—	—	14,282	9,125,824
	2014	550,000	687,500	2,009,668	—	—	—	37,576	3,284,744
Brad Whitehurst	2016	503,354	597,717	1,777,758				14,816	2,893,645
Executive Vice President and Head of Tax	2015	485,962	584,673	1,587,514	—	—	—	37,947	2,696,096
	2014	184,519	570,000	6,489,787	—	—	—	63,492	7,307,798
Jamie W. Welch	2016	113,300	—	—	—	—	—	4,793	118,093
Former Group Chief Financial Officer and Head of Business Development	2015	557,615	—	2,253,927	—	—	—	13,610	2,825,152
	2014	550,000	687,500	2,434,757	—	—	7,765	13,360	3,693,382

(1)
The discretionary cash bonus amounts earned named executive officers for 2016 reflect cash bonuses approved by the ETE and ETP Compensation Committees in February 2016 that are expected to be paid on or before March 15, 2017.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(3)	During 2016, Mr. Welch had a loss of $130,140 under the ETP NQDC Plan.

(4)
The amounts reflected for 2016 in this column include (i) matching contributions to the ETP 401(k) Plan made on behalf of the named executive officers of $9,200, $13,250, $13,250, $13,250, $13,250 and $4,532 for Messrs. McReynolds, Long, McCrea, Mason, Whitehurst and Welch, respectively, and (ii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts deferred by the executive officers under the applicable 401(k) plan are fully vested at all times.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
ETP Unit Awards:
Thomas E. Long	12/29/2016	28,688	—	$—	$1,030,186
Marshal S. (Mackie) McCrea, III	12/29/2016	153,765	—	—	5,521,701
Thomas P. Mason	12/29/2016	36,115	—	—	1,296,890
Bradford D. Whitehurst	12/29/2016	25,437	—	—	913,443
Sunoco Logistics Unit Awards:
Thomas E. Long	12/29/2016	16,021	—	—	384,504
Marshal S. (Mackie) McCrea, III	12/29/2016	105,738	—	—	2,537,712
Thomas P. Mason	12/29/2016	25,211	—	—	605,064
Bradford D. Whitehurst	12/29/2016	17,757	—	—	426,168
Sunoco LP Unit Awards:
Thomas E. Long	12/29/2016	22,210	—	—	593,007
Thomas P. Mason	12/29/2016	23,300	—	—	622,110
Bradford D. Whitehurst	12/29/2016	16,410	—	—	438,147

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, nonqualified deferred compensation earnings (and losses), and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.

Outstanding Equity Awards at 2016 Fiscal Year-End Table

Name	Grant Date (1)	Unit Awards
		Number of Units That Have Not Vested (#)	Market or Payout Value of Units That Have Not Vested ($) (2)
ETE Officers:
ETP Unit Awards:
Thomas E. Long	12/29/2016	28,688	1,027,317
	12/9/2015	18,525	663,380
	12/16/2014	13,651	488,842
	12/5/2013	4,344	155,559
	12/5/2012	4,124	147,680
Marshal S. (Mackie) McCrea, III	12/29/2016	153,765	5,506,325
	12/9/2015	123,507	4,422,786
	12/16/2014	62,650	2,243,497
	12/30/2013	27,750	993,728
	1/10/2013	13,333	477,455
Thomas P. Mason	12/29/2016	36,115	1,293,278
	12/9/2015	29,155	1,044,041
	12/16/2014	11,500	411,815
	12/16/2014	10,104	361,824
	12/30/2013	16,369	586,181
	1/10/2013	12,000	429,720
Bradford D. Whitehurst	12/29/2016	25,437	910,899
	12/9/2015	20,535	735,358
	12/16/2014	9,900	354,519
	12/16/2014	8,661	310,150
	8/1/2014	8,544	305,961
	12/30/2013	11,281	403,980
Sunoco Logistics Unit Awards:
Thomas E. Long	12/29/2016	16,021	384,824
	12/4/2015	11,208	269,216
Marshal S. (Mackie) McCrea, III	12/29/2016	105,738	2,539,827
	12/4/2015	93,390	2,243,228
	12/5/2014	41,136	988,087
	12/3/2013	21,840	524,597
	1/24/2013	6,666	160,117
Thomas P. Mason	12/29/2016	25,211	605,568
	12/4/2015	22,046	529,545
	12/5/2014	15,117	363,110
Bradford D. Whitehurst	12/29/2016	17,757	426,523
	12/4/2015	15,528	372,983
	12/5/2014	13,060	313,701
	8/1/2014	14,178	340,556
Sunoco LP Unit Awards:
Thomas E. Long	12/29/2016	22,210	597,227
	12/16/2015	14,125	379,821
Thomas P. Mason	12/29/2016	23,300	626,537
	12/16/2015	18,523	498,083
Bradford D. Whitehurst	12/29/2016	16,410	441,265
	12/16/2015	13,046	350,807

(1)	ETP common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in January 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in December 2013 and August 2014; and

•	at a rate of 60% in December 2015 and 40% in December 2017 for awards granted in January 2013 and December 2012.
Sunoco Logistics common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in December 2013; and

•	ratably in December of each year through 2017 for awards granted in January 2013.
Sunoco LP common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016; and

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015.

(2)	Market value was computed as the number of unvested awards as of December 31, 2016 multiplied by the closing price of respective common units of ETP, Sunoco Logistics and Sunoco LP.
Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ETE Officers:
ETE Unit Awards:
John W. McReynolds	20,000	$86,600
Jamie W. Welch	2,156,000	38,592,400
ETP Unit Awards:
Thomas E. Long	8,372	294,937
Marshall S. (Mackie) McCrea, III	51,625	1,818,697
Thomas P. Mason	32,554	1,146,845
Bradford D. Whitehurst	29,738	1,047,605
Sunoco Logistics Unit Award:
Marshall S. (Mackie) McCrea, III	39,426	934,869
Bradford D. Whitehurst	21,267	504,283

(1)
Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of common units for ETE, ETP or Sunoco Logistics, accordingly, upon the vesting date.

We have not issued option awards.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(1) ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE(1) ($)
ETE Officers:
John W. McReynolds	$—	$—	$—	$—	$—
Jamie W. Welch	43,576	—	(130,140)	(181,052)	—
Thomas E. Long	—	—	—	—	—
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Bradford D. Whitehurst	—	—	—	—	—

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
In addition, as explained in Equity Awards section of our Compensation Discussion and Analysis above, the restricted unit awards under the equity incentive plans of ETE and its affiliated partnerships, generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. In addition, in the event of a change in control of the partnership, all unvested awards granted under the Energy Transfer Partners, L.P. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”), as well as awards granted in 2014, 2015 and 2016 under the 2008 Incentive Plan, the Sunoco Logistics Plan and the 2012 Incentive Plan would be accelerated. For awards granted under the 2008 Incentive Plan, the Sunoco Logistics Plan or the 2012 Incentive Plan prior to 2014, unvested awards may also become vested upon a change in control at the discretion of the applicable compensation committee. This discussion assumes a scenario in which the ETP Compensation Committee, the Sunoco Logistics Compensation Committee and the SUN Compensation Committee do not exercise their discretion to accelerate unvested awards granted prior to 2014 in connection with a change in control.
The 2014 awards to Messrs. McCrea and Whitehurst, whether awarded under the 2008 Incentive Plan, the 2011 Incentive Plan or the Sunoco Logistic Plan included a provision in the applicable award agreement for acceleration of unvested restricted unit/restricted phantom unit awards upon a termination of employment by the general partner of the applicable partnership issuing the award without “cause.” For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliates.
In addition, the ETP Compensation Committee has approved a retirement provision which provides that employees, including the named executive officers with at least ten years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The Sunoco Logistics Compensation Committee beginning with awards made in December 2014 have included a provision in the award agreement which provides that employees, including the named executive officers with at least ten years of service with the general partner, who leave the general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award.
With respect to Mr. Mason, in February 2016, the ETE Compensation Committee approved a one-time special incentive retention bonus in the amount of $6,300,000 (the “Special Bonus”).  The Special Bonus was approved by the ETE Compensation Committee based on a recommendation of ETE senior management in recognition of, among other things, (i) Mr. Mason’s appointment as the Executive Vice President and General Counsel of the General Partner; (ii) his 2015 calendar year performance; and (iii) his contributions to ETE and its family of partnerships on several key initiatives, including (a) the drop-down transactions by and between ETP and Sunoco LP, (b) the proposed merger transaction between the ETE and The Williams Companies, Inc., (c) the liquefied natural gas (LNG) export project of ETE, and (d) the simplification of the overall Energy Transfer family structure.  The approval of the Special Bonus by the ETE Compensation Committee was conditioned upon entry by Mr. Mason into a Retention Agreement with ETE (the “Retention Agreement”) which provides (i) if, prior to the third (3rd) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay one-hundred percent (100%) of the Special Bonus to ETE; (ii) if, after the third (3rd) anniversary but prior to the fourth (4th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay seventy-five percent (75%) of the Special Bonus to ETE; and (iii) if, after the fourth (4th) anniversary but prior to the fifth (5th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay fifty percent (50%) of the Special Bonus to ETE.  Mr. Mason and ETE entered into the Retention Agreement on February 24, 2016.
Deferred Compensation Plan. As discussed in our Compensation Discussion and Analysis above, all amounts under the ETP NQDC Plan (other than discretionary credits) are immediately 100% vested. Upon a change of control (as defined in the ETP NQDC Plan), distributions from the respective plan would be made in accordance with the normal distribution provisions of the respective plan. A change of control is generally defined in the ETP NQDC Plan as any change of control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation
Directors of our General Partner, who are employees of the ETP GP or any of their subsidiaries, are not eligible for director compensation. In 2016, the compensation arrangements for outside directors included a $50,000 annual retainer for services on the board. If a director served on the ETE Audit Committee, such director would receive an annual retainer ($10,000 or $15,000 in the case of the chairman) and meeting attendance fees ($1,200). If a director served on the ETE Compensation Committee, such director would receive an annual cash retainer ($5,000 or $7,500 in the case of the chairman) and meeting attendance fees ($1,200).
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

The compensation paid to the non-employee directors of our General Partner in 2016 is reflected in the following table:

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)
Richard D. Brannon (3)
As ETE director	$44,585	$25,825	$—	$70,410
K. Rick Turner
As ETE director	88,300	99,995	—	188,295
As Sunoco LP Director			—	—
William P. Williams
As ETE director	99,600	99,995	—	199,595
As Sunoco LP Director			—	—
Ted Collins, Jr. (4)
As ETE director	70,947	99,995	—	170,942
As ETP director	87,852	100,001	—	187,853

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of ETE common units, ETP common units or Sunoco LP Common Units, accordingly, as of the grant date.

(3)	Mr. Brannon was appointed to the Board of Directors of our General Partner in March 2016.

(4)	Mr. Collins resigned from the Board of Directors of our General Partner in October 2016.
As of December 31, 2016, Mr. Brannon had 2,500 unvested ETE restricted units outstanding, Mr. Turner had 18,157 unvested ETE restricted units outstanding and Mr. Williams had 10,523 ETE restricted units outstanding.
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
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders:
Energy Transfer Equity, L.P. Long-Term Incentive Plan	—	—	8,271,767
Total	—	$—	8,271,767

Energy Transfer Equity, L.P. Units
The following table sets forth certain information as of February 17, 2017, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class
Common Units	Kelcy L. Warren (7)	187,739,220	17.4%
	Ray C. Davis (3)	68,216,204	6.3%
	John W. McReynolds (5)	25,085,888	2.3%
	Thomas E. Long (4)	—	*
	Marshall S. (Mackie) McCrea, III	2,351,202	*
	Thomas P. Mason	583,000	*
	Brad Whitehurst (9)	9,386	*
	Jamie Welch	3,130,000	*
	Richard D. Brannon	46,116	*
	Matthew S. Ramsey	52,317	*
	K. Rick Turner (6)	464,395	*
	William P. Williams (8)	5,405,051	*
	All Directors and Executive Officers as a group (12 persons)	293,082,779	27.2%

*	Less than 1%

(1)	The address for Mr. Davis is 5950 Sherry Lane, Dallas, Texas 75225. The address for all other beneficial owners listed above is 8111 Westchester Drive, Dallas, Texas 75225.

(2)
Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. Nature of beneficial ownership is direct with sole investment and disposition power unless otherwise noted. The number of Common Units shown do not include Common Units that may result from the conversion of our Series A Convertible Preferred Units, since such conversion is not expected to occur within the next 60 days.

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

(6)
Includes (i) 51,731 units held by Mr. Turner directly; (ii) 89,084 units held in a partnership controlled by the Stephens Group, Mr. Turner’s former employer; (iii) 8,000 units held by the Turner Family Partnership; and (iv) 157,790 units held by the Turner Liquidating Trust.  The voting and disposition of the units held by the Stephens Group partnership is controlled by the board of directors of the Stephens Group. With respect to the units held by the Turner Family Partnership, Mr. Turner exercises voting and dispositive power as the general partner of the partnership; however, he disclaims beneficial ownership of these units, except to the extent of his interest in the partnership.  With respect to the units held by the Turner Liquidating Trust, Mr. Turner exercises one-third of the shared voting and dispositive power with the administrator of the liquidating trust and Mr. Turner’s ex-wife, who beneficially owns an additional 157,790 units. Mr. Turner disclaims beneficial ownership of the units owned by his ex-wife.

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

(9)	Includes 4,355 units held in a family trust. Mr. Whitehurst disclaims beneficial ownership of the units held by such trust, except to the extent of his interest in such trust.
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
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
At December 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units and 81.0 million ETP Class H units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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
ETP has an operating lease agreement with the former owners of ETG, including Mr. Warren. ETP pays these former owners $5 million in operating lease payments per year through 2017. With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2016	2015
Audit fees (1)	$9.6	$9.0
Audit-related fees (2)	0.5	0.8
Tax fees (3)	0.1	0.1
Total	$10.2	$9.9

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

(2)
Includes fees in 2016 and 2015 for financial statement audits and interim reviews of subsidiary entities in connection with contribution and sale transactions. Includes fees in 2016 and 2015 in connection with the service organization control report on Panhandle’s centralized data center.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC,
its general partner

Date:	February 24, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds	Director and President	February 24, 2017
John W. McReynolds	(Principal Executive Officer)

/s/ Thomas E. Long	Group Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Thomas E. Long

/s/ Kelcy L. Warren	Director and Chairman of the Board	February 24, 2017
Kelcy L. Warren

/s/ Richard D. Brannon	Director	February 24, 2017
Richard D. Brannon

/s/ Marshall S. McCrea, III	Director	February 24, 2017
Marshall S. McCrea, III

/s/ Matthew S. Ramsey	Director	February 24, 2017
Matthew S. Ramsey

/s/ K. Rick Turner	Director	February 24, 2017
K. Rick Turner

/s/ William P. Williams	Director	February 24, 2017
William P. Williams

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
Energy Transfer Equity, L.P.
2.1
Redemption and Transfer Agreement, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. dated November 19, 2013 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-32740, filed November 21, 2013)

2.2
Exchange and Repurchase Agreement, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC, dated December 23, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed December 23, 2014)

2.3
Agreement and Plan of Merger, dated as of September 28, 2015, among Energy Transfer Corp LP, ETE Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, ETE GP, LLC and The Williams Companies, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K/A, File No. 1-32740, filed October 2, 2015)

Energy Transfer Partners, L.P.
2.4
Purchase and Sale Agreement, by and between Southern Union Company, as Seller, Plaza Missouri Acquisition, Inc. and for certain limited purposes The Laclede Group, Inc., as Buyers, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-11727, filed December 17, 2012)

2.5
Purchase and Sale Agreement, by and between Southern Union Company, as Seller, Plaza Massachusetts Acquisition, Inc. and for certain limited purposes The Laclede Group, Inc., as Buyers, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 1-11727, filed December 17, 2012)

2.6
Contribution Agreement, dated as of February 27, 2013, by and among Southern Union Company, Regency Energy Partners LP, Regency Western G&P LLC, and for certain limited purposes, ETP Holdco Corporation, Energy Transfer Equity, L.P., Energy Transfer Partners, L.P. and ETC Texas Pipeline, Ltd. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-06407, filed February 28, 2013)

2.7
Agreement and Plan of Merger, dated as of October 9, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35262, filed October 10, 2013)

2.8
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 7, 2013, by and among Regency Energy Partners LP, RVP LLC, Regency GP LP, PVR Partners, L.P. and PVR GP, LLC (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35262, filed November 8, 2013)

2.9
Contribution Agreement, dated as of December 23, 2013, by and among Regency Energy Partners LP, Regal Midstream LLC, and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35262, filed December 24, 2013)

2.10
Agreement and Plan of Merger, dated as of April 27, 2014, by and among, Energy Transfer Partners, L.P., Drive Acquisition Corporation, Heritage Holdings, Inc., Energy Transfer Partners GP, L.P., Susser Holdings Corporation, and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-11727, filed April 28, 2014)

2.11
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners, GP, L.P., Regency Energy Partners LP, Regency GP LP and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-11727, filed January 26, 2015)

2.12
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 18, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Rendezvous I LLC, Rendezvous II LLC, Regency Energy Partners LP, Regency GP LP, ETE GP Acquirer LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 1-11727, filed February 19, 2015)

2.13
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.1 of Form 8-K File No. 1-11727, filed November 21, 2016

2.14
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.2 of Form 8-K File No. 1-11727, filed December 21, 2016

Sunoco Logistics Partners L.P.

Exhibit Number	Description
2.15
Exchange Agreement, dated as of September 16, 2015, by and among Energy Transfer Partners, L.P., La Grange Acquisition, L.P., Sunoco Logistics Partners L.P., and Sunoco Pipeline L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

Sunoco LP
2.16
Contribution Agreement, dated as of September 25, 2014, by and among Mid-Atlantic Convenience Stores, LLC, ETC M-A Acquisition LLC, Susser Petroleum Partners LP and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35653, filed October 1, 2014)

2.17
Contribution Agreement, dated as of March 23, 2015, by and among Sunoco, LLC, ETP Retail Holdings, LLC, Sunoco LP and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35653, filed March 23, 2015)

2.18
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-35653, filed July 15, 2015)

2.19
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

Energy Transfer Partners, L.P.
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

Exhibit Number	Description
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
3.20.1
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.21
Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

3.21.1
Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011)

3.21.2
Amendment No. 2 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of November 21, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 28, 2011)

3.21.3
Amendment No. 3 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed June 17, 2014)

3.21.4
Amendment No. 4 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed August 4, 2014)

3.21.5
Amendment No. 5 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of August 28, 2015 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed September 1, 2015)

3.21.6
Amendment No. 6 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of October 8, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed October 15, 2015)

3.21.7
Amendment No. 7 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of September 26, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 26, 2016)

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.15	Energy Transfer Equity, L.P. Incremental Loan Agreement No. 1, dated April 16, 2014 (incorporated by reference to Exhibit 10.5 of Form 10-Q, File No. 1-32470, filed August 7, 2014)
10.16	Amendment and Incremental Commitment Agreement No. 2, dated May 6, 2014 (incorporated by reference to Exhibit 10.6 of Form 10-Q, File No. 1-32470, filed August 7, 2014)
10.17
Amendment and Incremental Commitment Agreement No. 3, dated February 10, 2015 among Energy Transfer Equity, L.P., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed February 17, 2015)

10.18	Class D Unit Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)
10.19*+	Retention Agreement, by and among Energy Transfer Equity, L.P. and Thomas P. Mason, dated February 24, 2016.
10.20
Senior Secured Term Loan Agreement, dated February 2, 2017 among Energy Transfer Equity, L.P., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed February 3, 2017.

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

10.28+	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-11727, filed March 31, 2010)

Exhibit Number	Description
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

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Equity, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Equity, L.P.
We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$483	$606
Accounts receivable, net	3,557	2,400
Accounts receivable from related companies	47	119
Inventories	2,291	1,636
Derivative assets	21	46
Other current assets	586	603
Total current assets	6,985	5,410

Property, plant and equipment	63,721	54,979
Accumulated depreciation and depletion	(8,283)	(6,296)
	55,438	48,683

Advances to and investments in unconsolidated affiliates	3,040	3,462
Other non-current assets, net	818	730
Intangible assets, net	5,992	5,431
Goodwill	6,738	7,473
Total assets	$79,011	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,502	$2,274
Accounts payable to related companies	42	28
Derivative liabilities	172	69
Accrued and other current liabilities	2,367	2,408
Current maturities of long-term debt	1,194	131
Total current liabilities	7,277	4,910

Long-term debt, less current maturities	42,608	36,837
Long-term notes payable - related companies	250	—
Deferred income taxes	5,112	4,590
Non-current derivative liabilities	76	137
Other non-current liabilities	1,123	1,069

Commitments and contingencies
Preferred units of subsidiary (Note 7)	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(3)	(2)
Limited Partners:
Common Unitholders (1,046,947,157 and 1,044,767,336 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively)	(1,871)	(952)
Class D Units (2,156,000 units authorized, issued and outstanding as of December 31, 2015)	—	22
Series A Convertible Preferred Units (329,295,770 units authorized, issued and outstanding as of December 31, 2016)	180	—
Total partners’ deficit	(1,694)	(932)
Noncontrolling interest	24,211	24,530
Total equity	22,517	23,598
Total liabilities and equity	$79,011	$71,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2016	2015	2014
REVENUES:
Natural gas sales	$3,619	$3,671	$5,386
NGL sales	4,841	3,935	5,845
Crude sales	6,766	8,378	16,416
Gathering, transportation and other fees	4,172	4,200	3,733
Refined product sales	14,020	15,672	19,437
Other	4,086	6,270	4,874
Total revenues	37,504	42,126	55,691
COSTS AND EXPENSES:
Cost of products sold	28,656	34,009	48,414
Operating expenses	2,696	2,661	2,102
Depreciation, depletion and amortization	2,359	2,079	1,724
Selling, general and administrative	807	639	611
Impairment losses	1,487	339	370
Total costs and expenses	36,005	39,727	53,221
OPERATING INCOME	1,499	2,399	2,470
OTHER INCOME (EXPENSE):
Interest expense, net	(1,832)	(1,643)	(1,369)
Equity in earnings from unconsolidated affiliates	270	276	332
Impairment of investment in an unconsolidated affiliate	(308)	—	—
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Losses on extinguishments of debt	—	(43)	(25)
Losses on interest rate derivatives	(12)	(18)	(157)
Other, net	124	22	(11)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(176)	993	1,417
Income tax expense (benefit) from continuing operations	(217)	(100)	357
INCOME FROM CONTINUING OPERATIONS	41	1,093	1,060
Income from discontinued operations	—	—	64
NET INCOME	41	1,093	1,124
Less: Net income (loss) attributable to noncontrolling interest	(954)	(96)	491
NET INCOME ATTRIBUTABLE TO PARTNERS	995	1,189	633
General Partner’s interest in net income	3	3	2
Convertible Unitholders’ interest in income	9	—	—
Class D Unitholder’s interest in net income	—	3	2
Limited Partners’ interest in net income	$983	$1,183	$629
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.94	$1.11	$0.58
Diluted	$0.92	$1.11	$0.57
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.94	$1.11	$0.58
Diluted	$0.92	$1.11	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$41	$1,093	$1,124
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	—	3
Change in value of available-for-sale securities	2	(3)	1
Actuarial gain (loss) relating to pension and other postretirement benefits	(1)	65	(113)
Foreign currency translation adjustment	(1)	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	4	(1)	(6)
	4	60	(117)
Comprehensive income	45	1,153	1,007
Less: Comprehensive income (loss) attributable to noncontrolling interest	(950)	(41)	388
Comprehensive income attributable to partners	$995	$1,194	$619

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	General Partner	Common Unitholders	Class D Units	Series A Convertible Preferred Units	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2013	$(3)	$1,066	$6	$—	$9	$15,201	$16,279
Distributions to partners	(2)	(817)	(2)	—	—	—	(821)
Distributions to noncontrolling interest	—	—	—	—	—	(1,905)	(1,905)
Subsidiary units issued for cash	—	148	2	—	—	2,907	3,057
Subsidiary units issued in certain acquisitions	—	211	—	—	—	5,604	5,815
Subsidiary units redeemed in Lake Charles LNG Transaction	2	480	—	—	—	(482)	—
Purchase of additional Regency Units	—	(99)	—	—	—	99	—
Subsidiary acquisition of a noncontrolling interest	—	—	—	—	—	(319)	(319)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	14	—	—	51	65
Capital contributions received from noncontrolling interest	—	—	—	—	—	139	139
Other, net	—	30	—	—	—	(33)	(3)
Units repurchased under buyback program	—	(1,000)	—	—	—	—	(1,000)
Other comprehensive loss, net of tax	—	—	—	—	(14)	(103)	(117)
Net income	2	629	2	—	—	491	1,124
Balance, December 31, 2014	(1)	648	22	—	(5)	21,650	22,314
Distributions to partners	(3)	(1,084)	(3)	—	—	—	(1,090)
Distributions to noncontrolling interest	—	—	—	—	—	(2,335)	(2,335)
Subsidiary units issued	(1)	(524)	(1)	—	—	4,415	3,889
Conversion of Class D Units to ETE Common Units	—	7	(7)	—	—	—	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	8	—	—	62	70
Capital contributions received from noncontrolling interest	—	—	—	—	—	875	875
Units repurchased under buyback program	—	(1,064)	—	—	—	—	(1,064)
Acquisition and disposition of noncontrolling interest	—	—	—	—	—	(65)	(65)
Other comprehensive income, net of tax	—	—	—	—	5	55	60
Other, net	—	(118)	—	—	—	(31)	(149)
Net income (loss)	3	1,183	3	—	—	(96)	1,093
Balance, December 31, 2015	(2)	(952)	22	—	—	24,530	23,598
Distributions to partners	(3)	(1,019)	—	—	—	—	(1,022)
Distributions to noncontrolling interest	—	—	—	—	—	(2,795)	(2,795)
Distributions reinvested	—	(173)	—	173	—	—	—
Subsidiary units issued for cash	—	—	—	—	—	2,559	2,559
Subsidiary units issued for acquisition	—	—	—	—	—	307	307
Issuance of common units	—	39		(2)	—	—	37
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	(22)	—	—	74	52

The accompanying notes are an integral part of these consolidated financial statements.

Capital contributions received from noncontrolling interest	—	—	—	—	—	236	236
Acquisition and disposition of noncontrolling interest	—	(779)	—	—	—	—	(779)
PennTex Acquisition	—	—	—	—	—	236	236
Other comprehensive income, net of tax	—	—	—	—	—	4	4
Other, net	(1)	30	—	—	—	14	43
Net income (loss)	3	983	—	9	—	(954)	41
Balance, December 31, 2016	$(3)	$(1,871)	$—	$180	$—	$24,211	$22,517

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$41	$1,093	$1,124
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,359	2,079	1,724
Deferred income taxes	(201)	242	(50)
Amortization included in interest expense	3	(21)	(51)
Unit-based compensation expense	70	91	82
Impairment losses	1,487	339	370
Gains on acquisitions	(83)	—	—
Gain on sale of AmeriGas common units	—	—	(177)
Losses on extinguishments of debt	—	43	25
Impairment of investment in an unconsolidated affiliate	308	—	—
(Gains) losses on disposal of assets	8	(8)	(1)
Equity in earnings of unconsolidated affiliates	(270)	(276)	(332)
Distributions from unconsolidated affiliates	268	409	291
Inventory valuation adjustments	(273)	249	473
Other non-cash	(239)	(8)	(72)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(61)	(1,164)	(231)
Net cash provided by operating activities	3,417	3,068	3,175
INVESTING ACTIVITIES:
Proceeds from sale of noncontrolling interest	—	64	—
Proceeds from the sale of AmeriGas common units	—	—	814
Cash paid for acquisitions, net of cash received	(1,570)	(835)	(2,367)
Cash paid for acquisition of a noncontrolling interest	—	(129)	—
Capital expenditures, excluding allowance for equity funds used during construction	(8,092)	(9,386)	(5,381)
Contributions in aid of construction costs	71	80	45
Contributions to unconsolidated affiliates	(68)	(45)	(334)
Distributions from unconsolidated affiliates in excess of cumulative earnings	135	128	136
Proceeds from the sale of discontinued operations	—	—	77
Proceeds from the sale of other assets	43	26	62
Change in restricted cash	14	19	172
Other	—	(16)	(19)
Net cash used in investing activities	(9,467)	(10,094)	(6,795)
FINANCING ACTIVITIES:
Proceeds from borrowings	25,785	26,455	18,375
Repayments of long-term debt	(19,076)	(19,828)	(13,886)
Cash received from affiliate notes	5,317	—	—
Cash paid on affiliate notes	(5,051)	—	—
Subsidiary units issued for cash	2,559	3,889	3,057
Distributions to partners	(1,022)	(1,090)	(821)
Distributions to noncontrolling interests	(2,766)	(2,335)	(1,905)
Debt issuance costs	(52)	(75)	(77)
Capital contributions from noncontrolling interest	236	841	139
Redemption of Preferred Units	—	—	—
Units repurchased under buyback program	—	(1,064)	(1,000)
Other, net	(3)	(8)	(5)
Net cash provided by financing activities	5,927	6,785	3,877
Increase (decrease) in cash and cash equivalents	(123)	(241)	257
Cash and cash equivalents, beginning of period	606	847	590
Cash and cash equivalents, end of period	$483	$606	$847

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND ORGANIZATION:
Financial Statement Presentation
The consolidated financial statements of Energy Transfer Equity, L.P. (the “Partnership,” “we” or “ETE”) presented herein for the years ended December 31, 2016, 2015, and 2014, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
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
At December 31, 2016, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 2.6 million ETP common units, 81.0 million ETP Class H units and 2.3 million Sunoco LP common units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, the distributions from which offset a portion of IDR subsidies ETE has previously provided to ETP.
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
Sunoco LP is a publicly traded partnership engaged in retail sale of motor fuels and merchandise through its company-operated convenience stores and retail fuel sites, as well as the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors.
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
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. Adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third-party pipeline, which is when title and risk of loss pass to the customer.
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
Investment in Sunoco LP
Revenues from Sunoco LP’s two primary product categories, motor fuel and merchandise, are recognized either at the time fuel is delivered to the customer or at the time of sale. Revenue recognition on consignment sales differ from this and are discussed in greater detail below. Shipment and delivery of motor fuel generally occurs on the same day. Sunoco LP charges its wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Through PropCo, Sunoco LP’s wholly owned corporate subsidiary, Sunoco LP may sell motor fuel to wholesale customers on a consignment basis, in which Sunoco LP retains title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. Sunoco LP derives other income from rental income, propane and lubricating oils and other ancillary product and service offerings. Sunoco LP derives other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals and other ancillary product and service offerings. Sunoco LP records revenue on a net commission basis when the product is sold and/or services are rendered. Rental income from operating leases is recognized on a straight line basis over the term of the lease.
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
Although Panhandle’s natural gas transmission systems and storage operations are subject to the jurisdiction of FERC in accordance with the NGA and NGPA, it does not currently apply regulatory accounting policies in accounting for its operations.  Panhandle does not apply regulatory accounting policies primarily due to the level of discounting from tariff rates and its inability to recover specific costs.
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
The net change in operating assets and liabilities (net of effects of acquisitions, dispositions and deconsolidation) included in cash flows from operating activities was comprised as follows:

	Years Ended December 31,
	2016	2015	2014
Accounts receivable	$(1,126)	$856	$600
Accounts receivable from related companies	42	(5)	30
Inventories	(356)	(430)	51
Other current assets	149	(225)	151
Other non-current assets, net	(148)	250	(6)
Accounts payable	1,146	(1,127)	(850)
Accounts payable to related companies	(64)	400	5
Exchanges payable	—	—	—
Accrued and other current liabilities	89	(697)	(158)
Other non-current liabilities	140	(261)	(73)
Derivative assets and liabilities, net	67	75	19
Net change in operating assets and liabilities, net of effects of acquisitions	$(61)	$(1,164)	$(231)
Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended December 31,
	2016	2015	2014
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$930	$910	$643
Net gains (losses) from subsidiary common unit transactions	16	(526)	744
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$307	$—	$—
Contribution of property, plant and equipment from noncontrolling interest	$—	$34	$—
Subsidiary issuances of common units in connection with PVR, Hoover and Eagle Rock Midstream acquisitions	—	—	4,281
Subsidiary issuances of common units in connection with the Susser Merger	—	—	908
Long-term debt assumed in PVR Acquisition	—	—	1,887
Long-term debt exchanged in Eagle Rock Midstream Acquisition	—	—	499
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,922	$1,800	$1,416
Cash paid for (refund of) income taxes	(229)	72	345
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
Inventories consisted of the following:

	December 31,
	2016	2015
Natural gas and NGLs	$699	$415
Crude oil	683	424
Refined products	540	420
Spare parts and other	369	377
Total inventories	$2,291	$1,636
During the years ended December 31, 2016 and 2015, the Partnership recorded write-downs of $273 million and $249 million, respectively, on its crude oil, refined products and NGL inventories as a result of declines in the market price of these products. The write-downs were calculated based upon current replacement costs.
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
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2016	2015
Deposits paid to vendors	$74	$74
Income taxes receivable	128	326
Prepaid expenses and other	384	203
Total other current assets	$586	$603
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
In 2016, ETP recorded a $133 million fixed asset impairment related to the interstate transportation and storage operations primarily due to expected decreases in future cash flows driven by declines in commodity prices as well as a $10 million impairment to property, plant and equipment in ETP’s midstream operations. In 2015, we recorded $110 million fixed asset impairments related to ETP’s liquids transportation and services operations primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for our reporting units during the periods presented.

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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2016	2015
Land and improvements	$1,764	$686
Buildings and improvements (1 to 45 years)	3,275	1,526
Pipelines and equipment (5 to 83 years)	35,593	32,677
Natural gas and NGL storage facilities (5 to 46 years)	1,515	390
Bulk storage, equipment and facilities (2 to 83 years)	3,677	2,853
Tanks and other equipment (5 to 40 years)	1,286	1,488
Retail equipment (2 to 99 years)	1,141	401
Vehicles (1 to 25 years)	241	220
Right of way (20 to 83 years)	3,374	2,573
Natural resources	434	484
Other (1 to 40 years)	1,031	3,837
Construction work-in-process	10,390	7,844
	63,721	54,979
Less – Accumulated depreciation and depletion	(8,283)	(6,296)
Property, plant and equipment, net	$55,438	$48,683
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Depreciation and depletion expense	$2,089	$1,776	$1,457
Capitalized interest, excluding AFUDC	202	163	113
Advances to and Investments in Affiliates
Certain of our subsidiaries own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2016	2015
Unamortized financing costs(1)	$13	$29
Regulatory assets	86	90
Deferred charges	217	198
Restricted funds	190	192
Other	312	221
Total other non-current assets, net	$818	$730

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
Components and useful lives of intangible assets were as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$6,070	$(981)	$5,254	$(738)
Trade names (15 years)	818	(29)	559	(25)
Patents (9 years)	48	(21)	48	(16)
Other (1 to 15 years)	42	(14)	15	(7)
Total amortizable intangible assets	6,978	(1,045)	5,876	(786)
Non-amortizable intangible assets:
Trademarks	—	—	341	—
Contractual rights	43	—	—	—
Liquor licenses	16	—	—	—
Total intangible assets	$7,037	$(1,045)	$6,217	$(786)
Aggregate amortization expense of intangibles assets was as follows:

	Years Ended December 31,
	2016	2015	2014
Reported in depreciation, depletion and amortization	$270	$303	$219
Estimated aggregate amortization expense of intangible assets for the next five years was as follows:

Years Ending December 31:
2017	$281
2018	279
2019	275
2020	270
2021	253
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
In 2016, we recorded $32 million of intangible asset impairment related to Sunoco LP’s Laredo Taco Company trade name primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded. In 2015, we recorded $24 million of intangible asset impairments related to ETP’s liquids transportation and services operations primarily due to an expected decrease in future cash flows.

Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.
Changes in the carrying amount of goodwill were as follows:

	Investment in ETP	Investment in Sunoco LP	Investment in Lake Charles LNG	Corporate, Other and Eliminations	Total
Balance, December 31, 2014	$7,642	$3,143	$184	$(3,104)	$7,865
Goodwill acquired	—	31	—	—	31
Sunoco LP Exchange	(2,018)	—	—	2,018	—
Goodwill impairment	(205)	—	—	—	(205)
Other	9	(63)	—	(164)	(218)
Balance, December 31, 2015	5,428	3,111	184	(1,250)	7,473
Goodwill acquired	428	140	—	—	568
Contribution of retail business	(1,289)	—	—	1,289	—
Goodwill impairment	(670)	(642)	—	—	(1,312)
Other	—	9	—	—	9
Balance, December 31, 2016	$3,897	$2,618	$184	$39	$6,738
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the fourth quarter of 2016, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $638 million the interstate transportation and storage operations and $32 million in the midstream operations primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. Sunoco LP recognized goodwill impairments of $642 million primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
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
Except for certain amounts recorded by Panhandle and Sunoco Logistics discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2016 and 2015, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Below is a schedule of AROs by segment recorded as other non-current liabilities in our consolidated balance sheets:

	December 31,
	2016	2015
Investment in ETP:
Interstate transportation and storage operations	$54	$58
Investment in Sunoco Logistics	88	88
All other	28	66
	$170	$212

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
Long-lived assets related to AROs aggregated $14 million and $18 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2016 and 2015, respectively. In addition, the Partnership had $13 million and $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2016	2015
Interest payable	$545	$519
Customer advances and deposits	72	114
Accrued capital expenditures	769	743
Accrued wages and benefits	254	218
Taxes payable other than income taxes	201	76
Exchanges payable	208	106
Other	318	632
Total accrued and other current liabilities	$2,367	$2,408
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of December 31, 2016 was $45.05 billion and $43.80 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.22 billion and $36.97 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the year ended December 31, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015 based on inputs used to derive their fair values:

	Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options — Calls	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	233	233	—	—
Refined Products – Futures	2	2	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	363	356	7	—
Total assets	$363	$356	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)		(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(23)	(23)	—	—
Crude — Futures	(13)	(13)	—	—
Total commodity derivatives	(478)	(470)	(8)	—
Total liabilities	$(672)	$(470)	$(201)	$(1)

	Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Contracts	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options — Calls	1	1	—	—
Options — Puts	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	99	99	—	—
Refined Products – Futures	15	15	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	454	420	34	—
Total assets	$454	$420	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options — Puts	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(89)	(89)	—	—
Refined Products – Futures	(6)	(6)	—	—
Crude — Futures	(5)	(5)	—	—
Total commodity derivatives	(356)	(324)	(32)	—
Total liabilities	$(532)	$(324)	$(203)	$(5)
The following table presents the material unobservable inputs used to estimate the fair value of ETP’s Preferred Units and the embedded derivatives in ETP’s Preferred Units:

	Unobservable Input	December 31, 2016
Embedded derivatives in the ETP Preferred Units	Credit Spread	5.12%
	Volatility	31.73%
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

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	4
Balance, December 31, 2016	$(1)
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
We record the collection of taxes to be remitted to governmental authorities on a net basis except for our retail marketing operations in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). Excise taxes collected by our retail marketing operations were $3.48 billion, $3.05 billion and $2.46 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2016, 2015, and 2014, our qualifying income met the statutory requirement.
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
Accounting for Derivative Instruments and Hedging Activities
For qualifying hedges, we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment and the gains and losses offset related results on the hedged item in the statement of operations. The market prices used to value our financial derivatives and related transactions have been determined using independent third-party prices, readily available market information, broker quotes and appropriate valuation techniques.
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
2016 Transactions
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
ETP and Sunoco Logistics Merger
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.
Summary of Assets Acquired and Liabilities Assumed
We accounted for the PennTex acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.

The total purchase price was allocated as follows:

At November 1, 2016
Total current assets	$34
Property, plant and equipment	393
Goodwill(1)	177
Intangible assets	446
1,050

Total current liabilities	6
Long-term debt, less current maturities	164
Other non-current liabilities	17
Noncontrolling interest	236
423
Total consideration	627
Cash received	21
Total consideration, net of cash received	$606

(1)	None of the goodwill is expected to be deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.

Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016.
Sunoco LP Acquisitions
In August 2016, Sunoco LP acquired the fuels business from Emerge Energy Services LP for $171 million, including tax deductible goodwill of $78 million and intangible assets of $23 million. Additionally, during 2016, Sunoco LP made other acquisitions primarily consisting of convenience stores, totaling $114 million plus the value of inventory on hand at closing and increasing goodwill by $61 million.
In October 2016, Sunoco LP completed the acquisition of a convenience store, wholesale motor fuel distribution, and commercial fuels distribution business for approximately $55 million plus inventory on hand at closing, subject to closing adjustments.
2015 Transactions
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
ETP incurred merger related costs related to the Susser Merger of $25 million during the year ended December 31, 2015. Our consolidated statements of operations for the year ended December 31, 2015 reflected revenue and net income related to Susser of $2.32 billion and $105 million, respectively.
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

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Citrus	$1,729	$1,739
AmeriGas	82	80
FEP	101	115
MEP	318	660
HPC	382	402
Others	428	466
Total	$3,040	$3,462
Citrus
ETP owns CrossCountry, which owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula.
AmeriGas
In 2012, ETP received 29.6 million AmeriGas common units in connection with the contribution of its propane operations. During the year ended December 31, 2014, ETP sold 18.9 million AmeriGas common units for net proceeds of $814 million. As of December 31, 2016, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company and is reflected in the Investment in ETP segment.
FEP
ETP has a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi.

MEP
ETP owns a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. ETP evaluated its investment in MEP for impairment as of September 30, 2016, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates, the Partnership concluded that the fair value of its investment was other than temporarily impaired, resulting in a non-cash impairment of $308 million during the year ended December 31, 2016.
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
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, including AmeriGas, Citrus, FEP, HPC and MEP (on a 100% basis) for all periods presented:

	December 31,
	2016	2015
Current assets	$720	$632
Property, plant and equipment, net	9,982	10,213
Other assets	2,618	2,649
Total assets	$13,320	$13,494

Current liabilities	$1,358	$841
Non-current liabilities	7,583	7,950
Equity	4,379	4,703
Total liabilities and equity	$13,320	$13,494

	Years Ended December 31,
	2016	2015	2014
Revenue	$3,509	$4,026	$4,925
Operating income	1,181	1,302	1,071
Net income	602	807	577
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
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$41	$1,093	$1,060
Less: Income (loss) from continuing operations attributable to noncontrolling interest	(954)	(96)	434
Income from continuing operations, net of noncontrolling interest	995	1,189	626
Less: General Partner’s interest in income from continuing operations	3	3	2
Less: Convertible Unitholders’ interest in net income	9	—	—
Less: Class D Unitholder’s interest in income from continuing operations	—	3	2
Income from continuing operations available to Limited Partners	$983	$1,183	$622
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,045.5	1,062.8	1,088.6
Basic income from continuing operations per Limited Partner unit	$0.94	$1.11	$0.58
Basic income from discontinued operations per Limited Partner unit	$—	$—	$—
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$983	$1,183	$622
Dilutive effect of equity-based compensation of subsidiaries, distributions to Class D Unitholder and Convertible Units	9	(2)	(2)
Diluted income from continuing operations available to Limited Partners	992	1,181	620
Weighted average limited partner units	1,045.5	1,062.8	1,088.6
Dilutive effect of unconverted unit awards and Convertible Units	33.1	1.6	2.2
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	1,078.6	1,064.4	1,090.8
Diluted income from continuing operations per Limited Partner unit	$0.92	$1.11	$0.57
Diluted income from discontinued operations per Limited Partner unit	$—	$—	$0.01

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2016	2015
Parent Company Indebtedness:
7.50% Senior Notes, due October 15, 2020	$1,187	$1,187
5.875% Senior Notes, due January 15, 2024	1,150	1,150
5.50% Senior Notes due June 1, 2027	1,000	1,000
ETE Senior Secured Term Loan, due December 2, 2019	2,190	2,190
ETE Senior Secured Revolving Credit Facility due December 18, 2018	875	860
Unamortized premiums, discounts and fair value adjustments, net	(15)	(17)
Deferred debt issuance costs	(30)	(38)
	6,357	6,332

Subsidiary Indebtedness:
ETP Debt
6.125% Senior Notes due February 15, 2017	400	400
2.50% Senior Notes due June 15, 2018	650	650
6.70% Senior Notes due July 1, 2018	600	600
9.70% Senior Notes due March 15, 2019	400	400
9.00% Senior Notes due April 15, 2019	450	450
5.75% Senior Notes due September 1, 2020	400	400
4.15% Senior Notes due October 1, 2020	1,050	1,050
6.50% Senior Notes due July 15, 2021	500	500
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.60% Senior Notes due February 1, 2023	800	800
5.50% Senior Notes due April 15, 2023	700	700
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.05% Senior Notes due March 15, 2025	1,000	1,000
4.75% Senior Notes due January 15, 2026	1,000	1,000
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
7.50% Senior Notes due July 1, 2038	550	550
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.15% Senior Notes due March 15, 2045	1,000	1,000
6.125% Senior Notes due December 15, 2045	1,000	1,000
Floating Rate Junior Subordinated Notes due November 1, 2066	546	545
ETP $3.75 billion Revolving Credit Facility due November 2019	2,777	1,362
Unamortized premiums, discounts and fair value adjustments, net	(18)	(21)
Deferred debt issuance costs	(132)	(147)
	22,067	20,633

Transwestern Debt
5.54% Senior Notes due November 17, 2016	—	125
5.64% Senior Notes due May 24, 2017	82	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175

6.16% Senior Notes due May 24, 2037	75	75
Unamortized premiums, discounts and fair value adjustments, net	—	(1)
Deferred debt issuance costs	(1)	(2)
	656	779

Panhandle Debt
6.20% Senior Notes due November 1, 2017	300	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 14, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	50	75
	1,135	1,160

Sunoco, Inc. Debt
5.75% Senior Notes due January 15, 2017	400	400
9.00% Debentures due November 1, 2024	65	65
Unamortized premiums, discounts and fair value adjustments, net	9	20
	474	485

Sunoco Logistics Debt
6.125% Senior Notes due May 15, 2016	—	175
5.50% Senior Notes due February 15, 2020	250	250
4.40% Senior Notes due April 1, 2021	600	600
4.65% Senior Notes due February 15, 2022	300	300
3.45% Senior Notes due January 15, 2023	350	350
4.25% Senior Notes due April 1, 2024	500	500
5.95% Senior Notes due December 1, 2025	400	400
3.90% Senior Notes due July 15, 2026	550	—
6.85% Senior Notes due February 15, 2040	250	250
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.30% Senior Notes due April 1, 2044	700	700
5.35% Senior Notes due May 15, 2045	800	800
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	1,292	562
Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017(1)	630	—
Unamortized premiums, discounts and fair value adjustments, net	75	85
Deferred debt issuance costs	(34)	(32)
	7,313	5,590

Bakken Project Debt
Bakken Project $2.50 billion Credit Facility due August 2019	1,100	—
Deferred debt issuance costs	(13)	—
	1,087	—
PennTex Debt
PennTex $275 million Revolving Credit Facility due December 2019	168	—

Sunoco LP Debt
5.50% Senior Notes Due August 1, 2020	600	600
6.375% Senior Notes due April 1, 2023	800	800
6.25% Senior Notes due April 15, 2021	800	—
Sunoco LP $1.50 billion Revolving Credit Facility due September 25, 2019	1,000	450
Sunoco LP Term Loan due October 1, 2019	1,243	—
Lease-related obligations	118	126
Deferred debt issuance costs	(47)	(18)
	4,514	1,958

Other	31	31
	43,802	36,968
Less: current maturities	1,194	131
	$42,608	$36,837

(1)
Sunoco Logistics’ $1.0 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $156 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2017	$1,817
2018	2,530
2019	9,483
2020	4,960
2021	2,706
Thereafter	22,462
Total	$43,958
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
The Parent Company’s interests in ETP GP and ETE Common Holdings, LLC, (collectively, the “Non-Reporting Entities”) also constitute substantial portions of the collateral for the Parent Company’s outstanding senior notes. Accordingly, the financial statements of the Non-Reporting Entities would be required under Rule 3-16 to be included in the Parent Company’s Annual Report on Form 10-K. None of the Non-Reporting Entities has substantive operations of its own; rather, each of the Non-Reporting Entities holds only direct or indirect interests in ETP and/or the consolidated subsidiaries of ETP. Following is a summary of the interests held by each of the Non-Reporting Entities, as well as a summary of the significant differences between each of the Non-Reporting Entities compared to ETP:

•
ETP GP owns 100% of the general partner interest in ETP. ETP GP does not own limited partner interests in ETP; therefore, the limited partner interests in ETP, which had a carrying value of $18.43 billion and $20.53 billion as of December 31, 2016 and 2015, respectively, would be reflected as noncontrolling interests on ETP GP’s balance sheets. Likewise, ETP’s income (loss) attributable to limited partners (including common unitholders, Class H unitholders and Class I unitholders) of $(651) million, $334 million and $823 million for the years ended December 31, 2016, 2015 and 2014, respectively, would be reflected as income attributable to noncontrolling interest in ETP GP’s statements of operations.

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
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with the Sunoco Merger and ETP Holdco Transaction, ETP became a co-obligor on approximately $965 million of aggregate principal amount of Sunoco, Inc.’s existing senior notes and debentures. The balance of these notes was $465 million as of December 31, 2016, and $400 million matured and was repaid in January 2017.
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.77% at December 31, 2016.
ETP Senior Notes Offerings
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
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
Sunoco LP Senior Notes
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.

Term Loans, Credit Facilities and Commercial Paper
ETE Term Loan Facility
As of December 31, 2016, the Parent Company had outstanding a Senior Secured Term Loan Agreement, dated as of March 5, 2015, both with scheduled maturities on December 2, 2019. In connection with the Parent Company’s entry into a Senior Secured Term loan Agreement on February 2, 2017, as discussed below, the Parent Company terminated both agreements.
On February 2, 2017, the Partnership entered into a Senior Secured Term Loan Agreement (the “Term Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto. The Term Credit Agreement has a scheduled maturity date of February 2, 2024, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein. The Term Credit Agreement contains an accordion feature, under which the total commitments may be increased, subject to the terms thereof.
Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in (i) prior to the consummation of the MLP Merger, ETP , and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics ; or (b) equity interests of any person which owns, directly or indirectly, IDRs in (i) prior to the consummation of the MLP Merger, ETP, and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
Under the Term Credit Agreement, the obligations of the Parent Company are secured by a lien on substantially all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets including (i) approximately 18.4 million common units representing limited partner interests in ETP and approximately 81.0 million Class H units of ETP owned by the Partnership; and (ii) the Partnership’s 100% equity interest in Energy Transfer Partners, L.L.C. and Energy Transfer Partners GP, L.P., through which the Partnership indirectly holds all of the outstanding general partnership interests and IDRs in, immediately prior to the consummation of the MLP Merger, ETP and, immediately after the consummation of the MLP Merger, Sunoco Logistics. The Term Loan Facility initially is not guaranteed by any of the Partnership’s subsidiaries.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The applicable margin for LIBOR rate loans is 2.75% and the applicable margin for base rate loans is 1.75%. Proceeds of the borrowings under the Term Credit Agreement were used to refinance amounts outstanding under the Parent Company’s existing term loan facilities and to pay transaction fees and expenses related to the Term Loan Facility and other transactions incidental thereto.
ETE Revolving Credit Facility
The Parent Company has the Revolver Credit Agreement which has a scheduled maturity date of December 2, 2018, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein.
Pursuant to the Revolver Credit Agreement, the lenders have committed to provide advances up to an aggregate principal amount of $1.50 billion at any one time outstanding. The Revolver Credit Agreement contains an accordion feature, under which the total commitments may be increased, subject to the terms thereof.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments.

ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures on November 18, 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt. We use the ETP Credit Facility to provide temporary financing for our growth projects, as well as for general partnership purposes.
As of December 31, 2016, the ETP Credit Facility had $2.78 billion outstanding, and the amount available for future borrowings was $813 million after taking into account letters of credit of $160 million and commercial paper of $777 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.20%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions.
The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, based on Sunoco Logistics’ election for each interest period, plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2016, the Sunoco Logistics Credit Facility had $1.29 billion of outstanding borrowings, which included commercial paper of $50 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 1.76%.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is expected to be terminated and repaid in connection with the completion of the ETP and Sunoco Logistics merger.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2016, the Bakken Credit Facility had $1.10 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.13%.
PennTex Revolving Credit Facility
On December 19, 2014, PennTex entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of PennTex’s initial public offering and matures in December 2019 (the “PennTex Revolving Credit Facility”). The agreement provides for a $275 million commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. PennTex’s assets have been pledged as collateral for this credit facility.
As of December 31, 2016, PennTex had $106 million of available borrowing capacity under the PennTex Revolving Credit Facility. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.90%.
Sunoco LP Term Loan
In March 2016, Sunoco LP entered into a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. Amounts borrowed under the term loan bear interest at either LIBOR or base rate, based on Sunoco LP’s election for each interest period, plus an applicable margin. The proceeds were used to fund a portion of the ETP dropdown and to pay fees and expenses incurred in connection with the ETP dropdown and the term loan. In December, 2016, Sunoco LP entered into an amendment to the term loan to, among other matters, increase the maximum applicable margin for LIBOR rate loans, increase the maximum ratio of funded debt, and add new obligations to maintain a maximum ratio of secured funded debt to EBITDA of the Sunoco LP. As of December 31, 2016, the balance on the term loan was $1.24 billion. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. As of December 31, 2016, the Sunoco LP Credit Facility had $1.00 billion of outstanding borrowings. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility.
Covenants Related to Our Credit Agreements
Covenants Related to the Parent Company
The Term Loan Facility and ETE Revolving Credit Facility contain customary representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of liens, new lines of business, merger, transactions with affiliates and restrictive agreements.
The Term Loan Facility and ETE Revolving Credit Facility contain financial covenants as follows:

•
Maximum Leverage Ratio – Consolidated Funded Debt (as defined therein) of the Parent Company to Consolidated EBITDA (as defined therein) of the Parent Company of not more than 6.0 to 1, with a permitted increase to 7 to 1 during a specified acquisition period following the close of a specified acquisition; and

•	Consolidated EBITDA (as defined therein) to interest expense of not less than 1.5 to 1.
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
The ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in the ETP Credit Facility) during certain Defaults (as defined in the ETP Credit Facility) and during any Event of Default (as defined in the ETP Credit Facility);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
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
Covenants Related to Sunoco Logistics
The Sunoco Logistics $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The Sunoco Logistics Credit Facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total Consolidated Funded Indebtedness to Consolidated EBITDA ratio, each as defined in the Sunoco Logistics Credit Facility, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total Consolidated Funded Indebtedness, excluding net unamortized fair value adjustments, to Consolidated EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreements.
Covenants Related to Bakken Credit Facility
The Bakken Credit Facility contains standard and customary covenants for a financing of this type, subject to materiality, knowledge and other qualifications, thresholds, reasonableness and other exceptions. These standard and customary covenants include, but are not limited to:

•	prohibition of certain incremental secured indebtedness;

•	prohibition of certain liens / negative pledge;

•	limitations on uses of loan proceeds;

•	limitations on asset sales and purchases;

•	limitations on permitted business activities;

•	limitations on mergers and acquisitions;

•	limitations on investments;

•	limitations on transactions with affiliates; and

•	maintenance of commercially reasonable insurance coverage.
A restricted payment covenant is also included in the Bakken Credit Facility which requires a minimum historic debt service coverage ratio (“DSCR”) of not less than 1.20 to 1 (the “Minimum Historic DSCR”) with respect each 12-month period following the commercial in-service date of the Dakota Access and ETCO Project in order to make certain restricted payments thereunder.

Covenants Related to PennTex
The PennTex Revolving Credit Facility contains various covenants and restrictive provisions that, among other things, limit or restrict PennTex’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of PennTex’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of PennTex as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. PennTex is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the PennTex Revolving Credit Facility.
The borrowed amounts accrue interest at a LIBOR rate or a base rate, based on PennTex’s election for each interest period, plus an applicable margin. The applicable margin used in connection with the interest rates and fees is based on the then applicable Consolidated Total Leverage Ratio (as defined therein). The applicable margin for LIBOR rate loans and letter of credit fees range from 2.00% and 3.25% based on the Consolidated Total Leverage Ratio and the applicable margin for ABR loans ranges from 1.00% to 2.25% based on the Consolidated Total Leverage Ratio. The unused portion of the credit facility is subject to a commitment fee, which is based on the Consolidated Total Leverage Ratio and ranges from 0.35% to 0.50% multiplied by the amount of the unused commitment.
Covenants Related to Sunoco LP
The Sunoco LP Credit Facilities contain various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. The Sunoco LP Credit Facilities  require Sunoco LP to maintain a leverage ratio (as defined therein) of not more than (a) as of the last day of each fiscal quarter through December 31, 2017, 6.75 to 1.0, (b) as of March 31, 2018, 6.5 to 1.0, (c) as of June 30, 2018, 6.25 to 1.0, (d) as of September 30, 2018, 6.0 to 1.0, (e) as of December 31, 2018, 5.75 to 1.0 and (f) thereafter, 5.5 to 1.0 (in the case of the quarter ending March 31, 2019 and thereafter, subject to increases to 6.0 to 1.0 in connection with certain specified acquisitions in excess of $50 million, as permitted under the Credit Facilities.  Indebtedness under the Credit Facilities is secured by a security interest in, among other things, all of Sunoco LP’s present and future personal property and all of the present and future personal property of its guarantors, the capital stock of its material subsidiaries (or 66% of the capital stock of material foreign subsidiaries), and any intercompany debt. Upon the first achievement by Sunoco LP of an investment grade credit rating, all security interests securing borrowings under the Credit Facilities will be released.
Compliance With Our Covenants
Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities and note agreements could require us or our subsidiaries to pay debt balances prior to scheduled maturity and could negatively impact the subsidiaries ability to incur additional debt and/or our ability to pay distributions.
We and our subsidiaries are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2016.

7.	REDEEMABLE PREFERRED UNITS:
The ETP Preferred Units are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The ETP Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per ETP Preferred Unit if outstanding on the record dates of ETP’s common unit distributions. Holders of the ETP Preferred Units can elect to convert the ETP Preferred Units to ETP Common Units at any time in accordance with ETP’s partnership agreement. The number of ETP common units issuable upon conversion of the ETP Preferred Units is equal to the issue price of $18.30, plus all accrued but unpaid distributions and interest thereon, divided by the conversion price of $44.37. As of December 31, 2016, the ETP Preferred Units were convertible into 0.9 million ETP Common Units.
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

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
As of December 31, 2016, there were issued and outstanding 1.05 billion Common Units representing an aggregate 97.71% limited partner interest in the Partnership.
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
Common Units
The change in ETE Common Units during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Number of Common Units, beginning of period	1,044.8	1,077.5	1,119.8
Conversion of Class D Units to ETE Common Units	—	0.9	—
Repurchase of common units under buyback program	—	(33.6)	(42.3)
Issuance of common units	2.1	—	—
Number of Common Units, end of period	1,046.9	1,044.8	1,077.5
ETE Series A Preferred Units

	Years Ended December 31,
	2016	2015	2014
Number of Series A Convertible Preferred Units, beginning of period	—	—	—
Issuance of Series A Convertible Preferred Units	329.3	—	—
Number of Series A Convertible Preferred Units, end of period	329.3	—	—
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
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period. The Convertible Units had $180 million carrying value as of December 31, 2016.
ETE issued 329,295,770 Convertible Units to the Electing Unitholders at the closing of the offering, which represents the participation by common unitholders with respect to approximately 31.5% of ETE’s total outstanding common units. ETE’s Chairman, Kelcy L. Warren, participated in the Plan with respect to substantially all of his common units, which represent approximately 18% of ETE’s total outstanding common units, and was issued 187,313,942 Convertible Units. In addition, John McReynolds, a director of our general partner and President of our general partner; and Matthew S. Ramsey, a director of our general partner and the general partner of ETP and Sunoco LP and President of the general partner of ETP, participated in the Plan with respect to substantially all of their common units, and Marshall S. McCrea, III, a director of our general partner and the general partner of ETP and Sunoco Logistics and the Group Chief Operating Officer and Chief Commercial Officer of our general partner, participated in the Plan with respect to a substantial portion of his common units. The common units for which Messrs. McReynolds, Ramsey and McCrea elected to participate in the Plan collectively represent approximately 2.2% of ETE’s total outstanding common units. ETE issued 21,382,155 Convertible Units to Mr. McReynolds, 51,317 Convertible Units to Mr. Ramsey and 1,112,728 Convertible Units to Mr. McCrea. Mr. Ray Davis, who owns an 18.8% membership interest in our general partner, participated in the Plan with respect to substantially all of his ETE common units, which represents approximately 6.9% of ETE’s total outstanding common units, and was issued 72,042,486 Convertible Units. Other than Mr. Davis, no other Electing Unitholder owns a material amount of equity securities of ETE or its affiliates.
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued ETP common units for approximately $568 million.
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
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to an additional $2 billion of ETE Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership repurchased 33.6 million ETE Common Units under this program in 2015. No units were repurchased in 2016, and there was $936 million available to use under the program as of December 31, 2016.
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
Under the terms of the Class D Unit Agreement, as amended, 30% of the Class D Units converted to ETE common units on a one-for-one basis on March 31, 2015, 35% were scheduled to convert to ETE common units on a one-for-one-basis on March 31, 2018, and the remaining 35% were scheduled to convert to ETE common units on a one-for-one basis on March 31, 2020, subject in each case to (i) Mr. Welch being in Good Standing with ETE (as defined in the Class D Unit Agreement) and (ii) there being a sufficient amount of gain available (based on the ETE partnership agreement) to be allocated to the Class D Units being converted so as to cause the capital account of each such unit to equal the capital account of an ETE Common Unit on the conversion date. Per the terms of the Class D Unit Agreement, 924,000 units converted to ETE common units on a one-for-one basis March 31, 2015. In connection with Mr. Welch’s replacement as Group Chief Financial Officer and Head of Business Development of our General Partner and his termination of employment by an affiliate of ETE, any future conversion of the Class D Units is the subject of on-going discussions between ETE and Mr. Welch in connection with his separation from employment. On March 10, 2016, Jamie Welch (“Welch”) filed an original petition against ETE and LE GP, LLC in Texas state court in Dallas. A confidential settlement was reached in August 2016. The court dismissed the matter with prejudice on September 6, 2016.
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
In July 2016, ETP entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion. During the year ended December 31, 2016, ETP issued 26.1 million units for $891 million, net of commissions of $8 million. As of December 31, 2016, $936 million of ETP Common Units remained available to be issued under the currently effective equity distribution agreement.

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
During the years ended December 31, 2016, 2015 and 2014, aggregate distributions of $216 million, $360 million, and $155 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 17.1 million Common Units.
As of December 31, 2016, a total of 4.9 million Common Units remain available to be issued under the existing registration statement.
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
ETP Class H Units and Class I Units
Currently Outstanding
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners, with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters.
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
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Class K Units
On December 29, 2016, ETP issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in ETP, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units other than the Class H Units and the Class I Units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  As of December 31, 2016, a total of 101,525,429 Class K Units were held by indirect subsidiaries of ETP.
Sales of Common Units by Sunoco Logistics
In September and October 2016, a total of 24.2 million common units were issued for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Net proceeds of $629 million were used to repay outstanding borrowings under Sunoco Logistics’ $2.50 billion Credit Facility and for general partnership purposes.
In September 2014, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million were used to repay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In the fourth quarter of 2015, the aggregate capacity was increased to $2.25 billion. During the year ended December 31, 2016, Sunoco Logistics received proceeds of $744 million, net of commissions of $8 million, from the issuance of 29.1 million common units pursuant to the equity distribution agreement.

Sales of Common Units by Sunoco LP
In October 2016, Sunoco LP entered into an equity distribution agreement pursuant to which Sunoco LP may sell from time to time common units having aggregate offering prices of up to $400 million. Through December 31, 2016, Sunoco LP received net proceeds of $71 million from the issuance of 2.8 million Sunoco LP common units pursuant to such equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes. As of December 31, 2016, $328 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement. From January 1, 2017 through February 24, 2017, Sunoco LP issued additional 0.4 million units with total net proceeds of $10 million and intends to use the net proceeds from sales for general partnership purposes, which may include repaying or refinancing all or a portion of our outstanding indebtedness and funding capital expenditures, acquisitions or working capital.
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

Our distributions declared with respect to our common units during the years ended December 31, 2016, 2015, and 2014 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 19, 2014	$0.1731
March 31, 2014	May 5, 2014	May 19, 2014	0.1794
June 30, 2014	August 4, 2014	August 19, 2014	0.1900
September 30, 2014	November 3, 2014	November 19, 2014	0.2075
December 31, 2014	February 6, 2015	February 19, 2015	0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850
December 31, 2015	February 4, 2016	February 19, 2016	0.2850
March 31, 2016 (1)	May 6, 2016	May 19, 2016	0.2850
June 30, 2016 (1)	August 8, 2016	August 19, 2016	0.2850
September 30, 2016 (1)	November 7, 2016	November 18, 2016	0.2850
December 31, 2016 (1)	February 7, 2017	February 21, 2017	0.2850

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received Convertible Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Convertible Unit. See Note 8, ETE Series A Preferred Units.

Our distributions declared with respect to our Convertible Unit during the year ended December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2016	May 6, 2016	May 19, 2016	$0.1100
June 30, 2016	August 8, 2016	August 19, 2016	0.1100
September 30, 2016	November 7, 2016	November 18, 2016	0.1100
December 31, 2016	February 7, 2017	February 21, 2017	0.1100
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

ETP’s distributions declared during the periods presented below were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
December 31, 2016	February 7, 2017	February 14, 2017	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33
Sunoco Logistics Quarterly Distributions of Available Cash
Distributions declared by Sunoco Logistics during the years ended December 31, 2016, 2015, and 2014 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
December 31, 2016	February 7, 2017	February 14, 2017	0.5200
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2016	November 7, 2016	November 14, 2016	$0.2950
December 31, 2016	February 7, 2017	February 14, 2017	0.2950

Sunoco LP Quarterly Distributions of Available Cash
Distributions declared by Sunoco LP subsequent to our acquisition on August 29, 2014 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
December 31, 2014	February 17, 2015	February 27, 2015	0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454
December 31, 2015	February 5, 2016	February 16, 2016	0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	December 31,
	2016	2015
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial gain related to pensions and other postretirement benefits	7	8
Investments in unconsolidated affiliates, net	4	—
Subtotal	8	4
Amounts attributable to noncontrolling interest	(8)	(4)
Total AOCI included in partners’ capital, net of tax	$—	$—
The table below sets forth the tax amounts included in the respective components of other comprehensive income (loss):

	December 31,
	2016	2015
Available-for-sale securities	$(2)	$(2)
Foreign currency translation adjustment	3	4
Actuarial loss relating to pension and other postretirement benefits	—	7
Total	$1	$9

9.	UNIT-BASED COMPENSATION PLANS:
We, ETP, Sunoco Logistics and Sunoco LP have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other unit-based awards.
ETE Long-Term Incentive Plan
The Board of Directors or the Compensation Committee of the board of directors of the our General Partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 12,000,000 units. As of December 31, 2016, 8,271,767 units remain available to be awarded under the plan.
During the year ended December 31, 2016, no ETE unit awards were granted to ETE employees and 23,821 ETE units were granted to non-employee directors. Under our equity incentive plans, our non-employee directors each receive grants that vest 60% in three years and 40% in five years and do not entitle the holders to receive distributions during the vesting period.
During the year ended December 31, 2016 and 2015, a total of 28,648 and 26,244 ETE Common Units vested, with a total fair value of $0.2 million and $0.8 million, respectively, as of the vesting date. As of December 31, 2016, a total of 43,740 restricted units granted to ETE directors remain outstanding, for which we expect to recognize a total of less than $1 million in compensation over a weighted average period of 3.0 years.
Subsidiary Unit-Based Compensation Plans
Each of ETP, Sunoco Logistics and Sunoco LP has granted restricted or phantom unit awards (collectively, the “Subsidiary Unit Awards” to employees and directors that entitle the grantees to receive common units of the respective subsidiary. In some cases, at the discretion of the respective subsidiary’s compensation committee, the grantee may instead receive an amount of cash equivalent to the value of common units upon vesting. Substantially all of the Subsidiary Unit Awards are time-vested grants, which generally vest over a five-year period, and vesting The Subsidiary Unit Awards entitle the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by the respective subsidiaries during the period the restricted unit is outstanding.
The following table summarizes the activity of the Subsidiary Unit Awards:

	ETP		Sunoco Logistics		Sunoco LP
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2015	4.8	$47.61	2.5	$33.16	1.1	$41.19
Awards granted	2.5	35.73	1.3	23.21	1.0	26.95
Awards vested	(0.8)	53.22	(0.5)	34.19	—	36.98
Awards forfeited	(0.2)	48.39	(0.1)	33.72	(0.1)	39.77
Unvested awards as of December 31, 2016	6.3	41.53	3.2	28.57	2.0	34.43

Weighted average grant date fair value for Subsidiary Unit Awards during the year ended December 31:
2016		$35.73		$23.21		$26.95
2015		35.21		29.54		40.63
2014		60.85		41.59		45.50
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2016, 2015, and 2014 was $40 million, $57 million, and $56 million, respectively, based on the market price of the respective subsidiaries’ common units as of the vesting date. As of December 31, 2016, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $275 million, and the weighted average period over which this cost is expected to be recognized in expense is 2.1 years, 3.0 years and 4.3 years for ETP, Sunoco Logistics, and Sunoco LP, respectively.

10.	INCOME TAXES:
As a partnership, we are not subject to U.S. federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) of our taxable subsidiaries were summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$11	$(292)	$321
State	(27)	(51)	86
Total	(16)	(343)	407
Deferred expense (benefit):
Federal	(221)	272	(53)
State	20	(29)	3
Total	(201)	243	(50)
Total income tax expense (benefit) from continuing operations	$(217)	$(100)	$357

Historically, our effective tax rate differed from the statutory rate primarily due to partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the Southern Union Merger, Sunoco Merger, ETP Holdco Transaction and the Susser Merger - (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(62)	$348	$496
Increase (reduction) in income taxes resulting from:
Nondeductible goodwill included in the Lake Charles LNG transaction	—	—	105
Partnership earnings not subject to tax	(590)	(366)	(284)
Goodwill impairment	448	—	—
State tax, net of federal tax benefit	(1)	(26)	55
Dividend received deduction	(15)	(22)	—
Premium on debt retirement	—	—	(10)
Audit settlement	—	(7)	—
Foreign taxes	—	—	(8)
Other	3	(27)	3
Income tax expense (benefit) from continuing operations	$(217)	$(100)	$357
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$472	$217
Pension and other postretirement benefits	30	36
Long term debt	32	61
Other	182	162
Total deferred income tax assets	716	476
Valuation allowance	(118)	(121)
Net deferred income tax assets	598	355

Deferred income tax liabilities:
Properties, plants and equipment	(1,633)	(1,633)
Investments in unconsolidated affiliates	(3,789)	(2,976)
Trademarks	(273)	(286)
Other	(15)	(50)
Total deferred income tax liabilities	(5,710)	(4,945)
Accumulated deferred income taxes	$(5,112)	$(4,590)

The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2016	2015
Net deferred income tax liability, beginning of year	$(4,590)	$(4,410)
Goodwill associated with Sunoco Retail to Sunoco LP transaction (see Note 3)	(460)	—
Net assets (excluding goodwill) associated with Sunoco Retail to Sunoco LP (see Note 3)	(243)	—
Tax provision	201	(242)
Other	(20)	62
Net deferred income tax liability	$(5,112)	$(4,590)
ETP Holdco and certain other corporate subsidiaries have federal net operating loss carryforward tax benefits of $292 million, all of which will expire in 2032 through December 31, 2035. Our corporate subsidiaries have state net operating loss carryforward benefits of $127 million, net of federal tax, which expire between January 1, 2017 and 2036. A valuation allowance of $118 million is applicable to the state net operating loss carryforward benefits applicable to significant restriction on their use in the Commonwealth of Pennsylvania.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$610	$440	$429
Additions attributable to tax positions taken in the current year	8	178	20
Additions attributable to tax positions taken in prior years	18	—	—
Reduction attributable to tax positions taken in prior years	(20)	—	(1)
Settlements	—	—	(5)
Lapse of statute	(1)	(8)	(3)
Balance at end of year	$615	$610	$440
As of December 31, 2016, we have $596 million ($554 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We believe it is reasonably possible that its unrecognized tax benefits may be reduced by $1 million ($0.6 million, net of federal tax) within the next twelve months due to settlement of certain positions.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2016, we recognized interest and penalties of less than $1 million. At December 31, 2016, we have interest and penalties accrued of $6 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue. In November 2016, the CFC ruled against Sunoco, Inc., and Sunoco, Inc. is appealing this decision to the Federal Circuit. If Sunoco, Inc. is ultimately fully successful in its litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the consolidated balance sheet as of December 31, 2016.
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

In general, ETP and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”), and most state jurisdictions, for the 2013 and prior tax years. However, Sunoco, Inc. and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2007.
Sunoco, Inc. has been examined by the IRS for tax years through 2013. However, statutes remain open for tax years 2007 and forward due to carryback of net operating losses and/or claims regarding government incentive payments discussed above. All other issues are resolved. Though we believe the tax years are closed by statute, tax years 2004 through 2006 are impacted by the carryback of net operating losses and under certain circumstances may be impacted by adjustments for government incentive payments.
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
Contingent Residual Support Agreement — AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased $378 million of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $122 million.
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2016	2015	2014
Rental expense(1)	$221	$225	$159
Less: Sublease rental income	(30)	(16)	(26)
Rental expense, net	$191	$209	$133

(1)	Includes contingent rentals totaling $23 million, $26 million and $24 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2017	$148
2018	129
2019	117
2020	112
2021	108
Thereafter	548
Future minimum lease commitments	1,162
Less: Sublease rental income	(79)
Net future minimum lease commitments	$1,083
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate the effects of this largely unlawful protest. We believe that Dakota Access now has the necessary permits and approvals to perform all work on the pipeline project. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue, how the legal action will be resolved. Construction work on the pipeline is ongoing, and, barring legal delays, we expect the final portion of the pipeline to be completed in March or April. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.

In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The D.C. Circuit denied the SRST’s application for a stay pending appeal and later dismissed the SRST’s appeal of the denied TRO.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In January 2017, pursuant to a presidential memorandum, the Department the Department of the Army decided that no further environmental review was necessary and delivered Dakota Access an easement to cross Lake Oahe. Construction at the site is ongoing. In the fall of 2016, the Cheyenne River Sioux Tribe intervened alongside the SRST. After USACE gave Dakota Access its final easement, the Cheyenne River Sioux moved for a preliminary injunction and temporary restraining order blocking construction. These motions raised, for the first time, claims based on the religious rights of the Tribe. The district court denied the TRO and has yet to decide whether to grant a preliminary injunction. The SRST has also moved for summary judgment on its claims against the government based on its treaty rights and the National Environmental Policy Act, and the district court is still considering this motion. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the pending lawsuits are unlikely to block construction or operation of the pipeline and that construction on the land adjacent to Lake Oahe will be completed in a timely manner, we cannot assure this outcome. Any significant delay imposed by the court will delay the receipt of revenue from this project. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (Lone Star) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. The extent of possible damages is still under investigation.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.

Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. In early 2017, Sunoco, Inc. and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument was held on November 16, 2016 before the Delaware Supreme Court. On January 20, 2017, the Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of the Dieckman’s Complaint.
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
Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Koma v. Energy Transfer Partners, L.P., et al., Case No. 3:17-cv-00060-G, in the United States District Court for the Northern District of Texas, Dallas Division (the “Koma Lawsuit”); (b) Ashraf v. Energy Transfer Partners, L.P. et al., Case No. 3:17-cv-00118-B, in the United States District Court for the Northern District of Texas, Dallas Division (the “Ashraf Lawsuit”); (c) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (d) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (e) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (f) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (g) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Koma Lawsuit, Ashraf Lawsuit, Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit,

the “Lawsuits”). The Koma Lawsuit, Ashraf Lawsuit, Duany Lawsuit, and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively “Defendants”).
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. According to Plaintiffs, the preliminary joint proxy statement/prospectus is allegedly misleading because, among other things, it fails to disclose certain information concerning, in general, (a) the background and process that led to the merger; (b) ETE’s, ETP’s, and Sunoco Logistics’ financial projections; (c) the financial analysis and fairness opinion provided by Barclays; and (d) alleged conflicts of interest concerning Barclays, ETE, and certain officers and directors of ETP and ETE. Based on these allegations, and in general, Plaintiffs allege that (i) Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP GP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Logistics GP have aided and abetted those alleged breaches.
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Koma Lawsuit and Sgnilek Lawsuit also seek to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this annual report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
Litigation Filed By or Against WMB
On April 6, 2016, WMB filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware WMB Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., C.A. No. 12168-VCG. WMB alleged that Defendants breached the merger agreement between WMB, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units. According to WMB, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. WMB sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
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
After expedited discovery and a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied WMB’s requests for injunctive relief. WMB filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016. The appeal is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., No. 330, 2016.
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
The ETE Defendants filed amended counterclaims and affirmative defenses on September 23, 2016. In the amended counterclaim, the ETE Defendants seek a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, Williams filed a motion to dismiss the ETE Defendants’ amended counterclaims and to strike certain of the ETE Defendants’ affirmative defenses. Following briefing by the parties on Williams’ motion, the Delaware Court of Chancery held oral arguments on November 30, 2016. The parties are awaiting the Court’s decision.
On January 11, 2017, the Delaware Supreme Court held oral arguments on Williams’ appeal of the June 2016 trial. The parties are awaiting the Court’s decision.
The parties are currently engaging in discovery in connection with their amended claims and counterclaims.
Unitholder Litigation Relating to the Issuance
In April 2016, two purported ETE unitholders (the “Issuance Plaintiffs”) filed putative class action lawsuits against ETE, LE GP, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon in the Delaware Court of Chancery. These lawsuits have been consolidated as In re Energy Transfer Equity, L.P. Unitholder Litigation, Consolidated C.A. No. 12197-VCG, in the Court of Chancery of the State of Delaware. Another purported ETE unitholder, Chester County Employees’ Retirement Fund, joined the consolidated action as an additional plaintiff of April 25, 2016.
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
The parties engaged in discovery, and Plaintiffs’ filed a consolidated amended complaint on August 29, 2016. In addition to the injunctive relief described above, Plaintiffs seek class-wide damages allegedly resulting from the Issuance.
On September 28, 2016, Defendants and Plaintiffs filed cross-motions for partial summary judgment. The Court held a hearing on the parties’ motions on November 9, 2016 and has taken the matter under advisement.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2016 and 2015, accruals of approximately $93 million and $40 million, respectively, were reflected on our balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2016 or 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Compliance Orders from the New Mexico Environmental Department
Regency received a Notice of Violation from the New Mexico Environmental Department on September 23, 2015 for allegations of violations of New Mexico air regulations related to Jal #3. The Partnership has accrued $250,000 related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses. The Air Quality Bureau issued a Settlement Offer for Revised Notice of Violation REG-0569-1402-RI on February 7, 2017. The Settlement Agreement includes a civil penalty of $465,000. Energy Transfer and the New Mexico Environmental Department are scheduling a meeting to discuss the Settlement Offer in March 2017.
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to Mont Belvieu Gas Plant. The Partnership has accrued $50,000 related to this claim as of December 31, 2016 and will continue to assess its potential exposure to the allegations as the matter progresses. As of December 31, 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 Supplemental Environmental Project.
Environmental Matters
Our operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations but there can be no assurance that such costs will not be material in the future or that such future compliance with existing, amended or new legal requirements will not have a material adverse effect on our business and operating results. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the issuance of injunctions in affected areas and the filing of federally authorized citizen suits. Contingent losses related to all significant known environmental matters have been accrued and/or separately disclosed. However, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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

•
Legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2016, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2016	2015
Current	$37	$42
Non-current	348	326
Total environmental liabilities	$385	$368
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
During the years ended December 31, 2016 and 2015, the Partnership recorded $43 million and $38 million, respectively, of expenditures related to environmental cleanup programs.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
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
We use NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes we retain for fees in our midstream operations whereby our subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGL. These contracts are not designated as hedges for accounting purposes.
We use derivatives in our liquids transportation and services operations to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
Sunoco Logistics utilizes swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales and transportation costs in our retail marketing operations. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage operations’ and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other operations which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage operations, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The following table details our outstanding commodity-related derivatives:

	December 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(682,500)	2017	(602,500)	2016 - 2017
Basis Swaps IFERC/NYMEX (1)	2,242,500	2017	(31,240,000)	2016 - 2017
Power (Megawatt):
Forwards	391,880	2017 - 2018	357,092	2016 - 2017
Futures	109,564	2017 - 2018	(109,791)	2016
Options — Puts	(50,400)	2017	260,534	2016
Options — Calls	186,400	2017	1,300,647	2016
Crude (Bbls) – Futures	(617,000)	2017	(591,000)	2016 - 2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	10,750,000	2017 - 2018	(6,522,500)	2016 - 2017
Swing Swaps IFERC	(5,662,500)	2017	71,340,000	2016 - 2017
Fixed Swaps/Futures	(52,652,500)	2017 - 2019	(14,380,000)	2016 - 2018
Forward Physical Contracts	(22,492,489)	2017	21,922,484	2016 - 2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(5,786,627)	2017	(8,146,800)	2016 - 2018
Refined Products (Bbls) – Futures	(3,144,000)	2017	(1,289,000)	2016 - 2017
Corn (Bushels) – Futures	1,580,000	2017	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(36,370,000)	2017	(37,555,000)	2016
Fixed Swaps/Futures	(36,370,000)	2017	(37,555,000)	2016
Hedged Item — Inventory	36,370,000	2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2016	December 31, 2015
ETP	July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
ETP	July 2017(3)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
ETP	July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
ETP	July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
ETP	December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
ETP	March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, independent power generators and fuel distributors. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(4)	$(3)
	—	38	(4)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	338	353	(416)	(306)
Commodity derivatives	25	63	(58)	(47)
Interest rate derivatives	—	—	(193)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(1)	(5)
	363	416	(668)	(529)
Total derivatives	$363	$454	$(672)	$(532)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(194)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	25	63	(58)	(47)
Broker cleared derivative contracts	Other current assets	338	391	(420)	(309)
		363	454	(672)	(532)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(4)	(17)	4	17
Payments on margin deposit	Other current assets	(338)	(309)	338	309
Total net derivatives		$21	$128	$(330)	$(206)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2016	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$—	$(3)
Total		$—	$—	$(3)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2016	2015	2014
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$14	$21	$(8)
Total		$14	$21	$(8)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2016	2015	2014
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(35)	$(11)	$(6)
Commodity derivatives – Non-trading	Cost of products sold	(177)	15	199
Interest rate derivatives	Losses on interest rate derivatives	(12)	(18)	(157)
Embedded derivatives	Other, net	4	12	3
Total		$(220)	$(2)	$39

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of ETP, Sunoco LP and Lake Charles LNG. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries have made matching contributions of $44 million, $40 million and $50 million to the 401(k) savings plan for the years ended December 31, 2016, 2015, and 2014, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2016 and 2015 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
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

The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$20	$57	$181	$718	$65	$203
Interest cost	1	2	4	23	2	4
Amendments	—	—	—	—	—	—
Benefits paid, net	(1)	(7)	(21)	(46)	(8)	(20)
Actuarial (gain) loss and other	(2)	(1)	2	16	(2)	(6)
Settlements	—	—	—	(691)	—	—
Benefit obligation at end of period	$18	$51	$166	$20	$57	$181

Change in plan assets:
Fair value of plan assets at beginning of period	$15	$—	$261	$598	$—	$272
Return on plan assets and other	(2)	—	6	16	—	—
Employer contributions	—	—	10	138	—	9
Benefits paid, net	(1)	—	(21)	(46)	—	(20)
Settlements	—	—	—	(691)	—	—
Fair value of plan assets at end of period	$12	$—	$256	$15	$—	$261

Amount underfunded (overfunded) at end of period	$6	$51	$(90)	$5	$57	$(80)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$114	$—	$—	$103
Current liabilities	—	(7)	(2)	—	(9)	(2)
Non-current liabilities	(6)	(44)	(23)	(5)	(48)	(22)
	$(6)	$(51)	$89	$(5)	$(57)	$79

Amounts recognized in accumulated other comprehensive loss (pre-tax basis) consist of:
Net actuarial gain	$—	$—	$(13)	$2	$4	$(18)
Prior service cost	—	—	15	—	—	16
	$—	$—	$2	$2	$4	$(2)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$18	$51	N/A	$20	$57	N/A
Accumulated benefit obligation	18	51	$166	20	57	$181
Fair value of plan assets	12	—	256	15	—	261
Components of Net Periodic Benefit Cost

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Interest cost	$3	$4	$25	$4
Expected return on plan assets	(1)	(8)	(16)	(8)
Prior service cost amortization	—	1	—	1
Actuarial loss amortization	—	—	—	—
Settlements	—	—	32	—
Net periodic benefit cost	$2	$(3)	$41	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.65%	2.34%	3.59%	2.38%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.60%	3.06%	3.65%	2.79%
Expected return on assets:
Tax exempt accounts	3.50%	7.00%	7.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle’s and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2016	2015
Health care cost trend rate	6.73%	7.16%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.96%	5.39%
Year that the rate reaches the ultimate trend rate	2021	2018
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Mutual funds (1)	$12	$12	$—	$—
Total	$12	$12	$—	$—

(1)	Comprised of 100% equities as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Mutual funds (1)	$15	$—	$15	$—
Total	$15	$—	$15	$—

(1)	Comprised of 100% equities as of December 31, 2015.
The fair value of the other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and Cash Equivalents	$23	$23	$—	$—
Mutual funds (1)	142	142	—	—
Fixed income securities	91	—	91	—
Total	$256	$165	$91	$—

(1)	Primarily comprised of approximately 31% equities, 66% fixed income securities and 3% cash as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and Cash Equivalents	$18	$18	$—	$—
Mutual funds (1)	141	141	—	—
Fixed income securities	102	—	102	—
Total	$261	$159	$102	$—

(1)	Primarily comprised of approximately 56% equities, 33% fixed income securities and 11% cash as of December 31, 2015.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $12 million to pension plans and $10 million to other postretirement plans in 2017.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle’s and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

	Pension Benefits
Years	Funded Plans	Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2017	$1	$7	$26
2018	1	7	25
2019	1	6	23
2020	1	6	22
2021	1	5	19
2022 – 2026	6	17	39
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
In addition, subsidiaries of ETE recorded sales with affiliates of $221 million, $290 million and $965 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, and a continuing investment in Sunoco LP the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership.
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

•	MACS, Sunoco LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP, as discussed above.

	Years Ended December 31,
	2016	2015	2014
Revenues:
Investment in ETP:
Revenues from external customers	$21,618	$34,156	$55,475
Intersegment revenues	209	136	—
	21,827	34,292	55,475
Investment in Sunoco LP:
Revenues from external customers	15,689	18,449	7,343
Intersegment revenues	9	11	—
	15,698	18,460	7,343
Investment in Lake Charles LNG:
Revenues from external customers	197	216	216

Adjustments and Eliminations:	(218)	(10,842)	(7,343)
Total revenues	$37,504	$42,126	$55,691

Costs of products sold:
Investment in ETP	$15,394	$27,029	$48,414
Investment in Sunoco LP	13,479	16,476	6,767
Adjustments and Eliminations	(217)	(9,496)	(6,767)
Total costs of products sold	$28,656	$34,009	$48,414

Depreciation, depletion and amortization:
Investment in ETP	$1,986	$1,929	$1,669
Investment in Sunoco LP	319	278	86
Investment in Lake Charles LNG	39	39	39
Corporate and Other	15	17	16
Adjustments and Eliminations	—	(184)	(86)
Total depreciation, depletion and amortization	$2,359	$2,079	$1,724

	Years Ended December 31,
	2016	2015	2014
Equity in earnings of unconsolidated affiliates:
Investment in ETP	$336	$469	$332
Adjustments and Eliminations	(66)	(193)	—
Total equity in earnings of unconsolidated affiliates	$270	$276	$332

	Years Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
Investment in ETP	$5,605	$5,714	$5,710
Investment in Sunoco LP	665	719	332
Investment in Lake Charles LNG	179	196	195
Corporate and Other	(170)	(104)	(97)
Adjustments and Eliminations	(272)	(590)	(300)
Total Segment Adjusted EBITDA	6,007	5,935	5,840
Depreciation, depletion and amortization	(2,359)	(2,079)	(1,724)
Interest expense, net of interest capitalized	(1,832)	(1,643)	(1,369)
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Impairment of investment in affiliate	(308)	—	—
Impairment losses	(1,487)	(339)	(370)
Losses on interest rate derivatives	(12)	(18)	(157)
Non-cash unit-based compensation expense	(70)	(91)	(82)
Unrealized gains (losses) on commodity risk management activities	(136)	(65)	116
Losses on extinguishments of debt	—	(43)	(25)
Inventory valuation adjustments	273	(249)	(473)
Adjusted EBITDA related to discontinued operations	—	—	(27)
Adjusted EBITDA related to unconsolidated affiliates	(675)	(713)	(748)
Equity in earnings of unconsolidated affiliates	270	276	332
Other, net	70	22	(73)
Income from continuing operations before income tax expense	$(176)	$993	$1,417

	December 31,
	2016	2015	2014
Total assets:
Investment in ETP	$70,191	$65,173	$62,518
Investment in Sunoco LP	8,701	8,842	8,773
Investment in Lake Charles LNG	1,508	1,369	1,210
Corporate and Other	711	638	1,119
Adjustments and Eliminations	(2,100)	(4,833)	(9,341)
Total	$79,011	$71,189	$64,279

	Years Ended December 31,
	2016	2015	2014
Additions to property, plant and equipment, net of contributions in aid of construction costs (accrual basis):
Investment in ETP	$5,810	$8,167	$5,494
Investment in Sunoco LP	439	491	154
Investment in Lake Charles LNG	—	1	1
Adjustments and Eliminations	—	(123)	(90)
Total	$6,249	$8,536	$5,559

	December 31,
	2016	2015	2014
Advances to and investments in affiliates:
Investment in ETP	$4,280	$5,003	$3,760
Adjustments and Eliminations	(1,240)	(1,541)	(101)
Total	$3,040	$3,462	$3,659
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP and Sunoco LP.
Investment in ETP

	Years Ended December 31,
	2016	2015	2014
Intrastate Transportation and Storage	$2,155	$1,912	$2,645
Interstate Transportation and Storage	946	1,008	1,057
Midstream	2,342	2,607	4,770
Liquids Transportation and Services	4,498	3,247	3,730
Investment in Sunoco Logistics	9,015	10,302	17,920
All Other	2,871	15,216	25,353
Total revenues	21,827	34,292	55,475
Less: Intersegment revenues	209	136	—
Revenues from external customers	$21,618	$34,156	$55,475
Investment in Sunoco LP

	Years Ended December 31,
	2016	2015	2014
Retail operations	$7,703	$8,256	$3,095
Wholesale operations	7,995	10,204	4,248
Total revenues	15,698	18,460	7,343
Less: Intersegment revenues	9	11	—
Revenues from external customers	$15,689	$18,449	$7,343
Investment in Lake Charles LNG
Lake Charles LNG’s revenues of $197 million, $216 million and $216 million for the years ended December 31, 2016, 2015 and 2014, respectively, were related to LNG terminalling.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2016:
Revenues	$7,682	$9,344	$9,675	$10,803	$37,504
Operating income (loss)	701	827	697	(726)	1,499
Net income (loss)	336	424	41	(760)	41
Limited Partners’ interest in net income	311	239	207	226	983
Basic net income per limited partner unit	$0.30	$0.23	$0.20	$0.22	$0.94
Diluted net income per limited partner unit	$0.30	$0.23	$0.19	$0.21	$0.92

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2015:
Revenues	$10,380	$11,594	$10,616	$9,536	$42,126
Operating income	617	896	650	236	2,399
Net income (loss)	221	772	238	(138)	1,093
Limited Partners’ interest in net income	282	298	291	312	1,183
Basic net income per limited partner unit	$0.26	$0.28	$0.28	$0.30	$1.11
Diluted net income per limited partner unit	$0.26	$0.28	$0.28	$0.30	$1.11
The three months ended December 31, 2016 and 2015 reflected the unfavorable impacts of $130 million and $120 million, respectively, related to non-cash inventory valuation adjustments primarily in ETP’s investment in Sunoco Logistics and retail marketing operations and our investment in Sunoco LP. The three months ended December 31, 2016 and 2015 reflected the recognition of impairment losses of $1.49 billion and $339 million, respectively. Impairment losses in 2016 were primarily related to our interstate operations, midstream midcontinent operations and retail operations. In 2015, impairment losses were primarily related to Lone Star Refinery Services operations and our Transwestern pipeline. The three months ended September 30, 2016 reflected the recognition of a non-cash impairment of our investment in MEP of $308 million in our interstate transportation and storage operations.

17.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$1
Accounts receivable from related companies	55	34
Total current assets	57	35
PROPERTY, PLANT AND EQUIPMENT, net	36	20
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	5,088	5,764
INTANGIBLE ASSETS, net	1	6
GOODWILL	9	9
OTHER NON-CURRENT ASSETS, net	10	10
Total assets	$5,201	$5,844
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$1	$—
Accounts payable to related companies	22	111
Interest payable	66	66
Accrued and other current liabilities	3	1
Total current liabilities	92	178
LONG-TERM DEBT, less current maturities	6,358	6,332
NOTE PAYABLE TO AFFILIATE	443	265
OTHER NON-CURRENT LIABILITIES	2	1

COMMITMENTS AND CONTINGENCIES

PARTNERS’ DEFICIT:
General Partner	(3)	(2)
Limited Partners:
Common Unitholders (1,046,947,157 and 1,044,767,336 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively)	(1,871)	(952)
Class D Units (2,156,000 units authorized, issued and outstanding as of December 31, 2015)	—	22
Series A Convertible Preferred Units (329,295,770 units authorized, issued and outstanding as of December 31, 2016)	180	—
Total partners’ deficit	(1,694)	(932)
Total liabilities and partners’ deficit	$5,201	$5,844

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(185)	$(112)	$(111)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(327)	(294)	(205)
Equity in earnings of unconsolidated affiliates	1,511	1,601	955
Other, net	(4)	(5)	(5)
INCOME BEFORE INCOME TAXES	995	1,190	634
Income tax expense	—	1	1
NET INCOME	995	1,189	633
General Partner’s interest in net income	3	3	2
Convertible Unitholders’ interest in income	9	—	—
Class D Unitholder’s interest in net income	—	3	2
Limited Partners’ interest in net income	$983	$1,183	$629

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$918	$1,103	$816
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	—	(817)	—
Contributions to unconsolidated affiliates	(70)	—	(118)
Capital expenditures	(16)	(19)	—
Purchase of additional interest in Regency	—	—	(800)
Net cash used in investing activities	(86)	(836)	(918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	225	3,672	3,020
Principal payments on debt	(210)	(1,985)	(1,142)
Distributions to partners	(1,022)	(1,090)	(821)
Proceeds from affiliate	176	210	54
Units repurchased under buyback program	—	(1,064)	(1,000)
Debt issuance costs	—	(11)	(15)
Net cash provided by (used in) financing activities	(831)	(268)	96
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1)	(6)
CASH AND CASH EQUIVALENTS, beginning of period	1	2	8
CASH AND CASH EQUIVALENTS, end of period	$2	$1	$2

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT
TO RULE 3-16 OF REGULATION S-X

Page
1. Energy Transfer Partners, L.P. Financial Statements	S - 2

1.	ENERGY TRANSFER PARTNERS, L.P. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Partners, L.P.
We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 (not separately included herein) expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$360	$527
Accounts receivable, net	3,002	2,118
Accounts receivable from related companies	209	268
Inventories	1,712	1,213
Derivative assets	20	40
Other current assets	426	532
Total current assets	5,729	4,698

Property, plant and equipment	58,220	50,869
Accumulated depreciation and depletion	(7,303)	(5,782)
	50,917	45,087

Advances to and investments in unconsolidated affiliates	4,280	5,003
Other non-current assets, net	672	536
Intangible assets, net	4,696	4,421
Goodwill	3,897	5,428
Total assets	$70,191	$65,173

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,900	$1,859
Accounts payable to related companies	43	25
Derivative liabilities	166	63
Accrued and other current liabilities	1,905	2,048
Current maturities of long-term debt	1,189	126
Total current liabilities	6,203	4,121

Long-term debt, less current maturities	31,741	28,553
Long-term notes payable – related company	250	233
Non-current derivative liabilities	76	137
Deferred income taxes	4,394	4,082
Other non-current liabilities	952	968

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	206	306
Limited Partners:
Common Unitholders (529,869,235 and 505,645,703 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively)	14,946	17,043
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary)	—	—
Class G Unitholders (90,706,000 units authorized, issued and outstanding – held by subsidiary)	—	—
Class H Unitholders (81,001,069 units authorized, issued and outstanding as of December 31, 2016 and 2015)	3,480	3,469
Class I Unitholders (100 units authorized, issued and outstanding)	2	14
Class K Unitholders (101,525,429 and 0 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively – held by subsidiary)	—	—
Accumulated other comprehensive income	8	4
Total partners’ capital	18,642	20,836
Noncontrolling interest	7,885	6,195
Total equity	26,527	27,031
Total liabilities and equity	$70,191	$65,173

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2016	2015	2014
REVENUES:
Natural gas sales	$3,619	$3,671	$5,386
NGL sales	4,841	3,936	5,845
Crude sales	6,766	8,378	16,416
Gathering, transportation and other fees	4,003	3,997	3,517
Refined product sales (see Note 3)	1,047	9,958	19,437
Other (see Note 3)	1,551	4,352	4,874
Total revenues	21,827	34,292	55,475
COSTS AND EXPENSES:
Cost of products sold (see Note 3)	15,394	27,029	48,414
Operating expenses (see Note 3)	1,484	2,261	2,059
Depreciation, depletion and amortization	1,986	1,929	1,669
Selling, general and administrative (see Note 3)	348	475	520
Impairment losses	813	339	370
Total costs and expenses	20,025	32,033	53,032
OPERATING INCOME	1,802	2,259	2,443
OTHER INCOME (EXPENSE):
Interest expense, net	(1,317)	(1,291)	(1,165)
Equity in earnings from unconsolidated affiliates	59	469	332
Impairment of investment in an unconsolidated affiliate	(308)	—	—
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Losses on extinguishments of debt	—	(43)	(25)
Losses on interest rate derivatives	(12)	(18)	(157)
Other, net	131	22	(12)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	438	1,398	1,593
Income tax expense (benefit) from continuing operations	(186)	(123)	358
INCOME FROM CONTINUING OPERATIONS	624	1,521	1,235
Income from discontinued operations	—	—	64
NET INCOME	624	1,521	1,299
Less: Net income attributable to noncontrolling interest	327	157	116
Less: Net loss attributable to predecessor	—	(34)	(153)
NET INCOME ATTRIBUTABLE TO PARTNERS	297	1,398	1,336
General Partner’s interest in net income	948	1,064	513
Class H Unitholder’s interest in net income	351	258	217
Class I Unitholder’s interest in net income	8	94	—
Common Unitholders’ interest in net income (loss)	$(1,010)	$(18)	$606
INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$(2.06)	$(0.09)	$1.58
Diluted	$(2.06)	$(0.10)	$1.58
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$(2.06)	$(0.09)	$1.77
Diluted	$(2.06)	$(0.10)	$1.77

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$624	$1,521	$1,299
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	—	3
Change in value of available-for-sale securities	2	(3)	1
Actuarial gain (loss) relating to pension and other postretirement benefits	(1)	65	(113)
Foreign currency translation adjustment	(1)	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	4	(1)	(6)
	4	60	(117)
Comprehensive income	628	1,581	1,182
Less: Comprehensive income attributable to noncontrolling interest	327	157	116
Less: Comprehensive loss attributable to predecessor	—	(34)	(153)
Comprehensive income attributable to partners	$301	$1,458	$1,219

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

		Limited Partners
	General Partner	Common Unitholders	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Predecessor Equity	Total
Balance, December 31, 2013	$171	$9,797	$1,511	$—	$61	$3,780	$3,374	$18,694
Distributions to partners	(500)	(1,252)	(212)	—	—	—	—	(1,964)
Distributions to noncontrolling interest	—	—	—	—	—	(241)	—	(241)
Units issued for cash	—	1,382	—	—	—	—	—	1,382
Subsidiary units issued for cash	1	174	—	—	—	1,069	—	1,244
Capital contributions from noncontrolling interest	—	—	—	—	—	67	—	67
Lake Charles LNG Transaction	—	(1,167)	—	—	—	—	—	(1,167)
Susser Merger	—	908	—	—	—	626	—	1,534
Sunoco Logistics acquisition of a noncontrolling interest	(1)	(79)	—	—	—	(245)	—	(325)
Predecessor distributions to partners	—	—	—	—	—	—	(645)	(645)
Predecessor units issued for cash	—	—	—	—	—	—	1,227	1,227
Predecessor equity issued for acquisitions, net of cash received	—	—	—	—	—	—	4,281	4,281
Other comprehensive loss, net of tax	—	—	—	—	(117)	—	—	(117)
Other, net	—	61	(4)	—	—	(19)	4	42
Net income (loss)	513	606	217	—	—	116	(153)	1,299
Balance, December 31, 2014	184	10,430	1,512	—	(56)	5,153	8,088	25,311
Distributions to partners	(944)	(1,863)	(247)	(80)	—	—	—	(3,134)
Distributions to noncontrolling interest	—	—	—	—	—	(338)	—	(338)
Units issued for cash	—	1,428	—	—	—	—	—	1,428
Subsidiary units issued for cash	2	298	—	—	—	1,219	—	1,519
Capital contributions from noncontrolling interest	—	—	—	—	—	875	—	875
Bakken Pipeline Transaction	—	(999)	1,946	—	—	72	—	1,019
Sunoco LP Exchange Transaction	—	(52)	—	—	—	(940)	—	(992)
Susser Exchange Transaction	—	(68)	—	—	—	—	—	(68)
Acquisition and disposition of noncontrolling interest	—	(26)	—	—	—	(39)	—	(65)
Predecessor distributions to partners	—	—	—	—	—	—	(202)	(202)
Predecessor units issued for cash	—	—	—	—	—	—	34	34
Regency Merger	—	7,890	—	—	—	—	(7,890)	—
Other comprehensive income, net of tax	—	—	—	—	60	—	—	60
Other, net	—	23	—	—	—	36	4	63

Net income (loss)	1,064	(18)	258	94	—	157	(34)	1,521
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$—	$27,031
Distributions to partners	(1,048)	(2,134)	(340)	(20)	—	—	—	(3,542)
Distributions to noncontrolling interest	—	—	—	—	—	(481)	—	(481)
Units issued for cash	—	1,098	—	—	—	—	—	1,098
Subsidiary units issued	—	37	—	—	—	1,351	—	1,388
Capital contributions from noncontrolling interest	—	—	—	—	—	236	—	236
Sunoco, Inc. retail business to Sunoco LP transaction	—	(405)	—	—	—	—	—	(405)
PennTex Acquisition	—	307	—	—	—	236	—	543
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4
Other, net	—	10	—	—	—	21	—	31
Net income (loss)	948	(1,010)	351	8	—	327	—	624
Balance, December 31, 2016	$206	$14,946	$3,480	$2	$8	$7,885	$—	$26,527

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$624	$1,521	$1,299
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,986	1,929	1,669
Deferred income taxes	(169)	202	(49)
Amortization included in interest expense	(20)	(36)	(60)
Inventory valuation adjustments	(170)	104	473
Unit-based compensation expense	80	79	68
Impairment losses	813	339	370
Gains on acquisitions	(83)	—	—
Gain on sale of AmeriGas common units	—	—	(177)
Losses on extinguishments of debt	—	43	25
Impairment of investment in an unconsolidated affiliate	308	—	—
Distributions on unvested awards	(25)	(16)	(16)
Equity in earnings of unconsolidated affiliates	(59)	(469)	(332)
Distributions from unconsolidated affiliates	406	440	291
Other non-cash	(271)	(22)	(72)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(117)	(1,367)	(320)
Net cash provided by operating activities	3,303	2,747	3,169
INVESTING ACTIVITIES:
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	2,200	—	—
Proceeds from Bakken Pipeline Transaction	—	980	—
Proceeds from Susser Exchange Transaction	—	967	—
Proceeds from sale of noncontrolling interest	—	64	—
Proceeds from the sale of AmeriGas common units	—	—	814
Cash paid for Vitol Acquisition, net of cash received	(769)	—	—
Cash paid for PennTex Acquisition, net of cash received	(299)	—	—
Cash transferred to ETE in connection with the Sunoco LP Exchange	—	(114)	—
Cash paid for acquisition of a noncontrolling interest	—	(129)	(325)
Cash paid for Susser Merger, net of cash received	—	—	(808)
Cash paid for predecessor acquisitions, net of cash received	—	—	(762)
Cash paid for all other acquisitions	(159)	(675)	(472)
Capital expenditures, excluding allowance for equity funds used during construction	(7,550)	(9,098)	(5,213)
Contributions in aid of construction costs	71	80	45
Contributions to unconsolidated affiliates	(59)	(45)	(399)
Distributions from unconsolidated affiliates in excess of cumulative earnings	135	124	136
Proceeds from sale of discontinued operations	—	—	77
Proceeds from the sale of assets	25	23	61
Change in restricted cash	14	19	172
Other	1	(16)	(18)
Net cash used in investing activities	(6,390)	(7,820)	(6,692)

FINANCING ACTIVITIES:
Proceeds from borrowings	19,916	22,462	15,354
Repayments of long-term debt	(15,799)	(17,843)	(12,702)
Proceeds from affiliate notes	4,997	233	—
Repayments on affiliate notes	(4,873)	—	—
Units issued for cash	1,098	1,428	1,382
Subsidiary units issued for cash	1,388	1,519	1,244
Predecessor units issued for cash	—	34	1,227
Capital contributions from noncontrolling interest	236	841	67
Distributions to partners	(3,542)	(3,134)	(1,964)
Predecessor distributions to partners	—	(202)	(645)
Distributions to noncontrolling interest	(481)	(338)	(241)
Debt issuance costs	(22)	(63)	(63)
Other	2	—	(41)
Net cash provided by financing activities	2,920	4,937	3,618
Increase (decrease) in cash and cash equivalents	(167)	(136)	95
Cash and cash equivalents, beginning of period	527	663	568
Cash and cash equivalents, end of period	$360	$527	$663

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND BASIS OF PRESENTATION:
Organization. The consolidated financial statements presented herein contain the results of Energy Transfer Partners, L.P. and its subsidiaries (the “Partnership,” “we,” “us,” “our” or “ETP”). The Partnership is managed by our general partner, ETP GP, which is in turn managed by its general partner, ETP LLC. ETE, a publicly traded master limited partnership, owns ETP LLC, the general partner of our General Partner.
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
The Partnership owns a controlling interest in PennTex, a publicly traded Delaware limited partnership that provides natural gas gathering and processing and residue gas and natural gas liquids transportation services to producers.
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
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third-party pipeline, which is when title and risk of loss pass to the customer.
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
Although Panhandle’s natural gas transmission systems and storage operations are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978, it does not currently apply regulatory accounting policies in accounting for its operations.  Panhandle does not apply regulatory accounting policies primarily due to the level of discounting from tariff rates and its inability to recover specific costs.
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

The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2016	2015	2014
Accounts receivable	$(919)	$819	$600
Accounts receivable from related companies	30	(243)	(22)
Inventories	(368)	(351)	51
Other current assets	83	(178)	150
Other non-current assets, net	(78)	188	(6)
Accounts payable	972	(1,215)	(851)
Accounts payable to related companies	29	(160)	3
Accrued and other current liabilities	39	(83)	(191)
Other non-current liabilities	33	(219)	(73)
Price risk management assets and liabilities, net	62	75	19
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(117)	$(1,367)	$(320)
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2016	2015	2014
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$822	$896	$643
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	194	—	—
Net gains from subsidiary common unit transactions	37	300	175
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$307	$—	$—
Issuance of Common Units in connection with the Regency Merger	—	9,250	—
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	—	1,946	—
Issuance of Common Units in connection with the Susser Merger	—	—	908
Contribution of property, plant and equipment from noncontrolling interest	—	34	—
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	—	—	564
Predecessor equity issuances of common units in connection with Regency’s acquisitions	—	—	4,281
Long-term debt assumed or exchanged in Regency’s acquisitions	—	—	2,386
Redemption of Common Units in connection with the Bakken Pipeline Transaction	—	999	—
Redemption of Common Units in connection with the Sunoco LP Exchange	—	52	—
Redemption of Common Units in connection with the Lake Charles LNG Transaction	—	—	1,167
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,411	$1,467	$1,232
Cash paid for (refund of) income taxes	(229)	71	344

Accounts Receivable
Our midstream, NGL and intrastate transportation and storage operations deal with a variety of counterparties across the energy sector, some of which are investment grade, and most of which are not. Internal credit ratings and credit limits are assigned to all counterparties and limits are monitored against credit exposure. Letters of credit or prepayments may be required from those counterparties that are not investment grade depending on the internal credit rating and level of commercial activity with the counterparty. Master setoff agreements are put in place with counterparties where appropriate to mitigate risk. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible.
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
We have a diverse portfolio of customers, however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production segment. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
We enter into netting arrangements with counterparties to the extent possible to mitigate credit risk. Transactions are confirmed with the counterparty and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the consolidated balance sheets.
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
Inventories consisted of the following:

	December 31,
	2016	2015
Natural gas and NGLs	$699	$415
Crude oil	683	424
Refined products	113	104
Spare parts and other	217	270
Total inventories	$1,712	$1,213
During the years ended December 31, 2016 and 2015, the Partnership recorded write-downs of $170 million and $104 million, respectively, on its crude oil, refined products and NGL inventories as a result of declines in the market price of these products. The write-downs were calculated based upon current replacement costs.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

Other Current Assets
Other current assets consisted of the following:

	December 31,
	2016	2015
Deposits paid to vendors	$74	$74
Income taxes receivable	128	291
Prepaid expenses and other	224	167
Total other current assets	$426	$532
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
In 2016, the Partnership recorded a $133 million fixed asset impairment related to the interstate transportation and storage segment primarily due to expected decreases in future cash flows driven by declines in commodity prices as well as a $10 million impairment to property, plant and equipment in the midstream segment. In 2015, the Partnership recorded a $110 million fixed asset impairment related to the liquids transportation and services segment primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for our reporting units during the periods presented.
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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2016	2015
Land and improvements	$659	$686
Buildings and improvements (1 to 45 years)	1,784	1,526
Pipelines and equipment (5 to 83 years)	35,923	33,148
Natural gas and NGL storage facilities (5 to 46 years)	1,515	391
Bulk storage, equipment and facilities (2 to 83 years)	3,677	2,853
Retail equipment (2 to 99 years)	—	401
Vehicles (1 to 25 years)	241	220
Right of way (20 to 83 years)	3,374	2,573
Natural resources	434	484
Other (1 to 40 years)	517	743
Construction work-in-process	10,096	7,844
	58,220	50,869
Less – Accumulated depreciation and depletion	(7,303)	(5,782)
Property, plant and equipment, net	$50,917	$45,087
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Depreciation and depletion expense	$1,793	$1,713	$1,457
Capitalized interest, excluding AFUDC	200	163	101
Advances to and Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2016	2015
Unamortized financing costs(1)	$3	$11
Regulatory assets	86	90
Deferred charges	217	198
Restricted funds	190	192
Long-term affiliated receivable	90	—
Other	86	45
Total other non-current assets, net	$672	$536
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
Components and useful lives of intangible assets were as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$5,362	$(737)	$4,601	$(554)
Patents (10 years)	48	(21)	48	(16)
Trade Names (20 years)	66	(22)	66	(18)
Other (1 to 15 years)	2	(2)	6	(3)
Total amortizable intangible assets	$5,478	$(782)	$4,721	$(591)
Non-amortizable intangible assets:
Trademarks	—	—	291	—
Total intangible assets	$5,478	$(782)	$5,012	$(591)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2016	2015	2014
Reported in depreciation, depletion and amortization	$193	$216	$212
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2017	$213
2018	213
2019	211
2020	211
2021	211
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

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	Liquids Transportation and Services	Investment in Sunoco Logistics	All Other	Total
Balance, December 31, 2014	$10	$1,011	$767	$432	$1,358	$4,064	$7,642
Reduction due to Sunoco LP deconsolidation	—	—	—	—	—	(2,018)	(2,018)
Impaired	—	(99)	—	(106)	—	—	(205)
Other	—	—	(49)	—	—	58	9
Balance, December 31, 2015	10	912	718	326	1,358	2,104	5,428
Acquired	—	—	177	—	251	—	428
Reduction due to contribution of legacy Sunoco, Inc. retail business	—	—	—	—	—	(1,289)	(1,289)
Impaired	—	(638)	(32)	—	—	—	(670)
Balance, December 31, 2016	$10	$274	$863	$326	$1,609	$815	$3,897
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the fourth quarter of 2016, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $638 million the interstate transportation and storage segment and $32 million in the midstream segment primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.
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
Except for certain amounts recorded by Panhandle and Sunoco Logistics discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2016 and 2015, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Below is a schedule of AROs by segment recorded as other non-current liabilities in ETP’s consolidated balance sheets:

	December 31,
	2016	2015
Interstate transportation and storage	$54	$58
Investment in Sunoco Logistics	88	88
All other	28	66
	$170	$212
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
Long-lived assets related to AROs aggregated $14 million and $18 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2016 and 2015, respectively. In addition, the Partnership had $13 million and $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2016	2015
Interest payable	$440	$425
Customer advances and deposits	56	95
Accrued capital expenditures	749	743
Accrued wages and benefits	212	218
Taxes payable other than income taxes	63	76
Exchanges payable	208	105
Other	177	386
Total accrued and other current liabilities	$1,905	$2,048

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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2016 was $33.85 billion and $32.93 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our debt obligations was $25.71 billion and $28.68 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the year ended December 31, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

	Fair Value Total	Fair Value Measurements at December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)
The following table presents the material unobservable inputs used to estimate the fair value of ETP’s Preferred Units and the embedded derivatives in ETP’s Preferred Units:

	Unobservable Input	December 31, 2016
Embedded derivatives in the ETP Preferred Units	Credit Spread	5.12%
	Volatility	31.73%
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

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	4
Balance, December 31, 2016	$(1)
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
We record the collection of taxes to be remitted to government authorities on a net basis except for our all other segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). For the year ended December 31, 2016, due to the dropdown of our retail assets to Sunoco LP, no excise taxes were collected. For the years ended December 31, 2015 and 2014, excise taxes collected by our all other segment were $1.85 billion and $2.46 billion, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETP would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2016, 2015, and 2014, our qualifying income met the statutory requirement.
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
Accounting for Derivative Instruments and Hedging Activities
For qualifying hedges, we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment and the gains and losses offset related results on the hedged item in the statement of operations. The market prices used to value our financial derivatives and related transactions have been determined using independent third-party prices, readily available market information, broker quotes and appropriate valuation techniques.
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
2016 Transactions
ETP and Sunoco Logistics Merger
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.
Summary of Assets Acquired and Liabilities Assumed
We accounted for the PennTex acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.

The total purchase price was allocated as follows:

At November 1, 2016
Total current assets	$34
Property, plant and equipment	393
Goodwill(1)	177
Intangible assets	446
1,050

Total current liabilities	6
Long-term debt, less current maturities	164
Other non-current liabilities	17
Noncontrolling interest	236
423
Total consideration	627
Cash received	21
Total consideration, net of cash received	$606

(1)	None of the goodwill is expected to be deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer

Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Following is a summary of amounts reflected for the prior periods in ETP’s consolidated statements of operations related to Sunoco, LLC and the legacy Sunoco, Inc. retail business, which operations are no longer consolidated for the current period in 2016:

	Years Ended December 31,
	2015	2014
Revenues	$12,482	$22,487
Cost of products sold	11,174	21,155
Operating expenses	798	727
Selling, general and administrative expenses	106	99
2015 Transactions
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

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Citrus	$1,729	$1,739
AmeriGas	82	80
FEP	101	115
MEP	318	660
HPC	382	402
Sunoco LP	1,225	1,380
Others	443	627
Total	$4,280	$5,003
Citrus
ETP owns CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula.
AmeriGas
In 2012, we received 29.6 million AmeriGas common units in connection with the contribution of our propane operations. During the year ended December 31, 2014, we sold 18.9 million AmeriGas common units for net proceeds of $814 million.

As of December 31, 2016, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company and is reflected in the all other segment.
FEP
We have a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. Our investment in FEP is reflected in the interstate transportation and storage segment.
MEP
We own a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment. The Partnership evaluated its investment in MEP for impairment as of September 30, 2016, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates, the Partnership concluded that the fair value of its investment was other than temporarily impaired, resulting in a non-cash impairment of $308 million during the year ended December 31, 2016.
HPC
We own a 49.99% interest in HPC, which, through its ownership of RIGS, delivers natural gas from northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system. Our investment in HPC is reflected in the intrastate transportation and storage segment.
Sunoco LP
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from the Partnership. As a result, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. As of December 31, 2016, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units, and is reflected in the all other segment.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, AmeriGas, Citrus, FEP, HPC, MEP and Sunoco LP (on a 100% basis) for all periods presented:

	December 31,
	2016	2015
Current assets	$2,109	$1,646
Property, plant and equipment, net	13,355	12,611
Other assets	6,557	5,485
Total assets	$22,021	$19,742

Current liabilities	$2,547	$1,517
Non-current liabilities	12,899	10,428
Equity	6,575	7,797
Total liabilities and equity	$22,021	$19,742

	Years Ended December 31,
	2016	2015	2014
Revenue	$19,207	$20,961	$4,925
Operating income	933	1,620	1,071
Net income	196	894	577

In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
The following table provides a reconciliation of the numerator and denominator of the basic and diluted income (loss) per unit.

	Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$624	$1,521	$1,235
Less: Income from continuing operations attributable to noncontrolling interest	327	157	116
Less: Loss from continuing operations attributable to predecessor	—	(34)	(153)
Income from continuing operations, net of noncontrolling interest	297	1,398	1,272
General Partner’s interest in income from continuing operations	948	1,064	513
Class H Unitholder’s interest in income from continuing operations	351	258	217
Class I Unitholder’s interest in income from continuing operations	8	94	—
Common Unitholders’ interest in income (loss) from continuing operations	(1,010)	(18)	542
Additional earnings allocated to General Partner	(10)	(5)	(4)
Distributions on employee unit awards, net of allocation to General Partner	(19)	(16)	(13)
Income (loss) from continuing operations available to Common Unitholders	$(1,039)	$(39)	$525
Weighted average Common Units – basic	505.5	432.8	331.5
Basic income (loss) from continuing operations per Common Unit	$(2.06)	$(0.09)	$1.58

Income (loss) from continuing operations available to Common Unitholders	$(1,039)	$(39)	$525
Loss attributable to ETP Series A Preferred Units	—	(6)	—
	$(1,039)	$(45)	$525
Weighted average Common Units – basic	505.5	432.8	331.5
Dilutive effect of unvested Unit Awards	—	—	1.3
Dilutive effect of Preferred Units	—	0.7	—
Weighted average Common Units – diluted	505.5	433.5	332.8
Diluted income (loss) from continuing operations per Common Unit	$(2.06)	$(0.10)	$1.58
Basic income from discontinued operations per Common Unit	$—	$—	$0.19
Diluted income from discontinued operations per Common Unit	$—	$—	$0.19

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2016	2015
ETP Debt
6.125% Senior Notes due February 15, 2017	$400	$400
2.50% Senior Notes due June 15, 2018	650	650
6.70% Senior Notes due July 1, 2018	600	600
9.70% Senior Notes due March 15, 2019	400	400

9.00% Senior Notes due April 15, 2019	450	450
5.75% Senior Notes due September 1, 2020	400	400
4.15% Senior Notes due October 1, 2020	1,050	1,050
6.50% Senior Notes due July 15, 2021	500	500
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.60% Senior Notes due February 1, 2023	800	800
5.50% Senior Notes due April 15, 2023	700	700
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.05% Senior Notes due March 15, 2025	1,000	1,000
4.75% Senior Notes due January 15, 2026	1,000	1,000
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
7.50% Senior Notes due July 1, 2038	550	550
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.15% Senior Notes due March 15, 2045	1,000	1,000
6.125% Senior Notes due December 15, 2045	1,000	1,000
Floating Rate Junior Subordinated Notes due November 1, 2066	546	545
ETP $3.75 billion Revolving Credit Facility due November 2019	2,777	1,362
Unamortized premiums, discounts and fair value adjustments, net	(18)	(21)
Deferred debt issuance costs	(132)	(147)
	22,067	20,633
Transwestern Debt
5.54% Senior Notes due November 17, 2016	—	125
5.64% Senior Notes due May 24, 2017	82	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Unamortized premiums, discounts and fair value adjustments, net	—	(1)
Deferred debt issuance costs	(1)	(2)
	656	779
Panhandle Debt
6.20% Senior Notes due November 1, 2017	300	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	50	75
	1,135	1,160

Sunoco, Inc. Debt
5.75% Senior Notes due January 15, 2017	400	400
9.00% Debentures due November 1, 2024	65	65
Unamortized premiums, discounts and fair value adjustments, net	9	20
	474	485
Sunoco Logistics Debt
6.125% Senior Notes due May 15, 2016	—	175
5.50% Senior Notes due February 15, 2020	250	250
4.40% Senior Notes due April 1, 2021	600	600
4.65% Senior Notes due February 15, 2022	300	300
3.45% Senior Notes due January 15, 2023	350	350
4.25% Senior Notes due April 1, 2024	500	500
5.95% Senior Notes due December 1, 2025	400	400
3.90% Senior Notes due July 15, 2026	550	—
6.85% Senior Notes due February 15, 2040	250	250
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.30% Senior Notes due April 1, 2044	700	700
5.35% Senior Notes due May 15, 2045	800	800
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	1,292	562
Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017(1)	630	—
Unamortized premiums, discounts and fair value adjustments, net	75	85
Deferred debt issuance costs	(34)	(32)
	7,313	5,590
Bakken Project Debt
Bakken Project $2.50 billion Credit Facility due August 2019	1,100	—
Deferred debt issuance costs	(13)	—
	1,087	—
PennTex Debt
PennTex $275 million Revolving Credit Facility due December 2019	168	—

Other	30	32
	32,930	28,679
Less: current maturities	1,189	126
	$31,741	$28,553

(1)
Sunoco Logistics’ $1.0 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $64 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2017	$1,812
2018	1,650
2019	5,045
2020	3,167
2021	1,900
Thereafter	19,420
Total	$32,994

Long-term debt reflected on our consolidated balance sheets includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap.
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with the Sunoco Merger and ETP Holdco Transaction, ETP became a co-obligor on approximately $965 million of aggregate principal amount of Sunoco, Inc.’s existing senior notes and debentures. The balance of these notes was $465 million as of December 31, 2016, and $400 million matured and was repaid in January 2017.
ETP Senior Notes Offerings
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
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
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.77% at December 31, 2016.
Sunoco Logistics Senior Notes Offerings
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures on November 18, 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt. We use the ETP Credit Facility to provide temporary financing for our growth projects, as well as for general partnership purposes.
As of December 31, 2016, the ETP Credit Facility had $2.78 billion outstanding, and the amount available for future borrowings was $813 million after taking into account letters of credit of $160 million and commercial paper of $777 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.20%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions.

The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, based on Sunoco Logistics’ election for each interest period, plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2016, the Sunoco Logistics Credit Facility had $1.29 billion of outstanding borrowings, which included commercial paper of $50 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 1.76%.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is expected to be terminated and repaid in connection with the completion of the ETP and Sunoco Logistics merger.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2016, the Bakken Credit Facility had $1.10 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.13%.
PennTex Revolving Credit Facility
On December 19, 2014, PennTex entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of PennTex’s initial public offering and matures in December 2019 (the “PennTex Revolving Credit Facility”). The agreement provides for a $275 million commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. PennTex’s assets have been pledged as collateral for this credit facility.
As of December 31, 2016, PennTex had $106 million of available borrowing capacity under the PennTex Revolving Credit Facility. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.90%.
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
The ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in the ETP Credit Facility) during certain Defaults (as defined in the ETP Credit Facility) and during any Event of Default (as defined in the ETP Credit Facility);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.

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
Covenants Related to Sunoco Logistics
The Sunoco Logistics Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The Sunoco Logistics Credit Facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total Consolidated Funded Indebtedness to Consolidated EBITDA ratio, each as defined in the Sunoco Logistics Credit Facility, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total Consolidated Funded Indebtedness, excluding net unamortized fair value adjustments, to Consolidated EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreements.
Covenants Related to Bakken Credit Facility
The Bakken Credit Facility contains standard and customary covenants for a financing of this type, subject to materiality, knowledge and other qualifications, thresholds, reasonableness and other exceptions. These standard and customary covenants include, but are not limited to:

•	prohibition of certain incremental secured indebtedness;

•	prohibition of certain liens / negative pledge;

•	limitations on uses of loan proceeds;

•	limitations on asset sales and purchases;

•	limitations on permitted business activities;

•	limitations on mergers and acquisitions;

•	limitations on investments;

•	limitations on transactions with affiliates; and

•	maintenance of commercially reasonable insurance coverage.
A restricted payment covenant is also included in the Bakken Credit Facility which requires a minimum historic debt service coverage ratio (“DSCR”) of not less than 1.20 to 1 (the “Minimum Historic DSCR”) with respect each 12-month period following the commercial in-service date of the Dakota Access and ETCO Project in order to make certain restricted payments thereunder.
Covenants Related to PennTex
The PennTex Revolving Credit Facility contains various covenants and restrictive provisions that, among other things, limit or restrict PennTex’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of PennTex’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of PennTex as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. PennTex is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the PennTex Revolving Credit Facility.
The borrowed amounts accrue interest at a LIBOR rate or a base rate, based on PennTex’s election for each interest period, plus an applicable margin. The applicable margin used in connection with the interest rates and fees is based on the then applicable Consolidated Total Leverage Ratio (as defined therein). The applicable margin for LIBOR rate loans and letter of credit fees range from 2.00% and 3.25% based on the Consolidated Total Leverage Ratio and the applicable margin for ABR loans ranges from 1.00% to 2.25% based on the Consolidated Total Leverage Ratio. The unused portion of the credit facility is subject to a commitment fee, which is based on the Consolidated Total Leverage Ratio and ranges from 0.35% to 0.50% multiplied by the amount of the unused commitment.
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2016.

7.	SERIES A PREFERRED UNITS:
The Series A Preferred Units are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per Preferred Unit if outstanding on the record dates of the Partnership’s common unit distributions. Holders of the Preferred Units can elect to convert the ETP Preferred Units to ETP Common Units at any time in accordance with ETP’s partnership agreement. The number of common units issuable upon conversion of the Preferred Units is equal to the issue price of $18.30, plus all accrued but unpaid distributions and interest thereon, divided by the conversion price of $44.37. As of December 31, 2016, the Preferred Units were convertible into 0.9 million ETP Common Units.
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

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

Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2016	2015	2014
Number of Common Units, beginning of period	505.6	355.5	333.8
Common Units redeemed in connection with certain transactions	(17.8)	(51.8)	(18.7)
Common Units issued in connection with certain acquisitions	8.9	172.2	15.8
Common Units issued in connection with the Distribution Reinvestment Plan	6.6	7.7	2.8
Common Units issued in connection with Equity Distribution Agreements	26.1	21.1	21.4
Issuance of Common Units under equity incentive plans	0.5	0.9	0.4
Number of Common Units, end of period	529.9	505.6	355.5
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
In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion. During the year ended December 31, 2016, we issued 26.1 million units for $891 million, net of commissions of $8 million. As of December 31, 2016, $936 million of our Common Units remained available to be issued under our currently effective equity distribution agreement.
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
During the years ended December 31, 2016, 2015 and 2014, aggregate distributions of $216 million, $360 million, and $155 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 17.1 million Common Units.
As of December 31, 2016, a total of 4.9 million Common Units remain available to be issued under the existing registration statement.
January 2017 Private Placement
In January 2017, the Partnership sold 15.8 million ETP Common Units to ETE in a private placement transaction for gross proceeds of approximately $568 million.

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
Class H Units and Class I Units
Currently Outstanding
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters.
Bakken Pipeline Transactions
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

Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units other than the Class H Units and the Class I Units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  As of December 31, 2016, a total of 101,525,429 Class K Units were held by indirect subsidiaries of ETP.
Sales of Common Units by Sunoco Logistics
With respect to our investment in Sunoco Logistics, we account for the difference between the carrying amount of our investment in and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
As a result of Sunoco Logistics’ issuances of common units during the year ended December 31, 2016, we recognized increases in partners’ capital of $37 million.
In September and October 2016, a total of 24.2 million common units were issued for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Net proceeds of $629 million were used to repay outstanding borrowings under Sunoco Logistics’ $2.50 billion Credit Facility and for general partnership purposes.
In September 2014, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million were used to repay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In the fourth quarter of 2015, the aggregate capacity was increased to $2.25 billion. During the year ended December 31, 2016, Sunoco Logistics received proceeds of $744 million, net of commissions of $8 million, from the issuance of 29.1 million common units pursuant to the equity distribution agreement.
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
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
December 31, 2016	February 7, 2017	February 14, 2017	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33
Sunoco Logistics Quarterly Distributions of Available Cash
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
December 31, 2016	February 7, 2017	February 14, 2017	0.5200

PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2016	November 7, 2016	November 14, 2016	$0.2950
December 31, 2016	February 7, 2017	February 14, 2017	0.2950
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2016	2015
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial gain related to pensions and other postretirement benefits	7	8
Investments in unconsolidated affiliates, net	4	—
Total AOCI, net of tax	$8	$4
The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2016	2015
Available-for-sale securities	$(2)	$(2)
Foreign currency translation adjustment	3	4
Actuarial loss relating to pension and other postretirement benefits	—	7
Total	$1	$9

9.	UNIT-BASED COMPENSATION PLANS:
ETP Unit-Based Compensation Plan
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2016, an aggregate total of 1.8 million ETP Common Units remain available to be awarded under our equity incentive plans.
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

The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2015	4.8	$47.61
Awards granted	2.5	35.73
Awards vested	(0.8)	53.22
Awards forfeited	(0.2)	48.39
Unvested awards as of December 31, 2016	6.3	41.53
During the years ended December 31, 2016, 2015, and 2014, the weighted average grant-date fair value per unit award granted was $35.73, $35.21 and $60.85, respectively. The total fair value of awards vested was $28 million, $49 million and $26 million, respectively, based on the market price of ETP Common Units as of the vesting date. As of December 31, 2016, a total of 6.3 million unit awards remain unvested, for which ETP expects to recognize a total of $179 million in compensation expense over a weighted average period of 2.1 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest 100% at the end of the third year of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one ETP Common Unit upon vesting.
As of December 31, 2016, a total of 0.2 million unvested cash restricted units were outstanding.
Based on the trading price of ETP Common Units at December 31, 2016, the Partnership expects to recognize $3 million of unit-based compensation expense related to non-vested cash restricted units over a period of 1.0 year.
Sunoco Logistics Unit-Based Compensation Plan
Sunoco Logistics’ general partner has a long-term incentive plan for employees and directors, which permits the grant of restricted units, phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards.
Restricted Units
Sunoco Logistics has granted restricted unit awards to employees and directors that entitle the grantees to receive Sunoco Logistics common units or, at the discretion of the Sunoco Logistics compensation committee, an amount of cash equivalent to the value of common units upon vesting. Sunoco Logistics’ outstanding restricted unit awards are time-vested grants, the vesting of which occurs over a five-year period, and is conditioned solely upon continued employment or service as of the applicable vesting date. These unit awards entitle the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by Sunoco Logistics during the period the restricted unit is outstanding.
The following table summarizes the activity of the Sunoco Logistics restricted unit awards:

	Number of Sunoco Logistics Units	Weighted Average Grant-Date Fair Value Per Sunoco Logistics Unit
Unvested awards as of December 31, 2015	2.5	$33.16
Awards granted	1.3	23.21
Awards vested	(0.5)	34.19
Awards forfeited	(0.1)	33.72
Unvested awards as of December 31, 2016	3.2	28.57
During the years ended December 31, 2016, 2015 and 2014, the weighted average grant-date fair value per unit award granted was $23.21, $29.54 and $41.59, respectively. The total fair value of restricted unit awards vested for the years ended December 31, 2016, 2015 and 2014, was $12 million, $8 million, and $30 million, respectively, based on the market price of Sunoco Logistics’ common units as of the vesting date. As of December 31, 2016, estimated compensation cost related to non-vested awards not yet recognized was $57 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.0 years.

10.	INCOME TAXES:
As a partnership, we are not subject to U.S. federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$18	$(274)	$321
State	(35)	(51)	86
Total	(17)	(325)	407
Deferred expense (benefit):
Federal	(173)	231	(50)
State	4	(29)	1
Total	(169)	202	(49)
Total income tax expense (benefit) from continuing operations	$(186)	$(123)	$358
Historically, our effective rate differed from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the Southern Union Merger, Sunoco Merger, ETP Holdco Transaction and Susser Merger (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. statutory rate of 35 percent	$154	$490	$558
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(519)	(515)	(341)
Nondeductible goodwill included in the Lake Charles LNG Transaction	—	—	105
Goodwill impairments	223	—	—
State income taxes (net of federal income tax effects)	(17)	(37)	54
Dividend Received Deduction	(15)	(24)	—
Audit Settlement	—	(7)	—
Premium on debt retirement	—	—	(10)
Foreign	—	—	(8)
Other	(12)	(30)	—
Income tax expense (benefit) from continuing operations	$(186)	$(123)	$358

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$380	$155
Pension and other postretirement benefits	30	36
Long term debt	32	61
Other	84	142
Total deferred income tax assets	526	394
Valuation allowance	(118)	(121)
Net deferred income tax assets	$408	$273

Deferred income tax liabilities:
Properties, plants and equipment	$(1,054)	$(1,305)
Investment in unconsolidated affiliates	(3,728)	(2,889)
Trademarks	—	(112)
Other	(20)	(49)
Total deferred income tax liabilities	(4,802)	(4,355)
Accumulated deferred income taxes	$(4,394)	$(4,082)
The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2016	2015
Net deferred income tax liability, beginning of year	$(4,082)	$(4,331)
ETE Acquisition of general partner of Sunoco LP	—	490
Goodwill associated with Sunoco Retail to Sunoco LP transaction (see Note 3)	(460)	—
Tax provision	169	(202)
Other	(21)	(39)
Net deferred income tax liability, end of year	$(4,394)	$(4,082)
ETP Holdco and other corporate subsidiaries have federal net operating loss carryforward of $580 million, all of which will expire in 2032 through 2035. Our corporate subsidiaries have $52 million of federal alternative minimum tax credits at December 31, 2016. Our corporate subsidiaries have state net operating loss carryforward benefits of $124 million, net of federal tax, which expire between 2017 and 2036. A valuation allowance of $118 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$610	$440	$429
Additions attributable to tax positions taken in the current year	8	—	20
Additions attributable to tax positions taken in prior years	18	178	—
Reduction attributable to tax positions taken in prior years	(20)	—	(1)
Settlements	—	—	(5)
Lapse of statute	(1)	(8)	(3)
Balance at end of year	$615	$610	$440
As of December 31, 2016, we have $596 million ($554 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We believe it is reasonably possible that its unrecognized tax benefits may be reduced by $1 million ($0.6 million, net of federal tax) within the next twelve months due to settlement of certain positions.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2016, we recognized interest and penalties of less than $1 million. At December 31, 2016, we have interest and penalties accrued of $6 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue. In November 2016, the CFC ruled against Sunoco, Inc., and Sunoco, Inc. is appealing this decision to the Federal Circuit. If Sunoco, Inc. is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the financial statements as of December 31, 2016.
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
In general, ETP and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”), and most state jurisdictions, for the 2013 and prior tax years. However, Sunoco, Inc. and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2007.
Sunoco, Inc. has been examined by the IRS for tax years through 2013. However, statutes remain open for tax years 2007 and forward due to carryback of net operating losses and/or claims regarding government incentive payments discussed above. All other issues are resolved. Though we believe the tax years are closed by statute, tax years 2004 through 2006 are impacted by the carryback of net operating losses and under certain circumstances may be impacted by adjustments for government incentive payments.
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
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased $378 million of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $122 million.
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC.
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
ETP’s joint venture agreements require that it funds its proportionate share of capital contributions to its unconsolidated affiliates. Such contributions will depend upon ETP’s unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2016	2015	2014
Rental expense(1)	$81	$176	$159
Less: Sublease rental income	(1)	(16)	(26)
Rental expense, net	$80	$160	$133

(1)	Includes contingent rentals totaling $26 million and $24 million for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease commitments for such leases are:

Years Ending December 31:
2017	$38
2018	30
2019	28
2020	28
2021	35
Thereafter	133
Future minimum lease commitments	292
Less: Sublease rental income	(14)
Net future minimum lease commitments	$278
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate the effects of this largely unlawful protest. We believe that Dakota Access now has the necessary permits and approvals to perform all work on the pipeline project. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue or how the legal action will be resolved. Construction work on the pipeline is ongoing, and, barring legal delays, we expect the final portion of the pipeline to be completed in March or April 2017. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The D.C. Circuit denied the SRST’s application for a stay pending appeal and later dismissed the SRST’s appeal of the denied TRO.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In January 2017, pursuant to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered Dakota Access an easement to cross Lake Oahe. Construction at the site is ongoing. In the fall of 2016, the Cheyenne River Sioux Tribe intervened alongside the SRST. After USACE gave Dakota Access its final easement, the Cheyenne River Sioux moved for a preliminary injunction and TRO blocking construction. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and has yet to decide whether to grant a preliminary injunction. The SRST has also moved for summary judgment on its claims against the government based on its treaty rights and the National Environmental Policy Act, and the district court is still considering this motion. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the pending lawsuits are unlikely to block construction or operation of the pipeline and that construction on the land adjacent to Lake Oahe will be completed in a timely manner, we cannot assure this outcome. Any significant delay imposed by the court will delay the receipt of revenue from this project. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (Lone Star) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. The extent of possible damages is still under investigation.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. In early 2017, Sunoco, Inc. and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.

Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument was held on November 16, 2016 before the Delaware Supreme Court. On January 20, 2017, The Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint.
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
Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Koma v. Energy Transfer Partners, L.P., et al., Case No. 3:17-cv-00060-G, in the United States District Court for the Northern District of Texas, Dallas Division (the “Koma Lawsuit”); (b) Ashraf v. Energy Transfer Partners, L.P. et al., Case No. 3:17-cv-00118-B, in the United States District Court for the Northern District of Texas, Dallas Division (the “Ashraf Lawsuit”); (c) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (d) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (e) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (f) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (g) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Koma Lawsuit, Ashraf Lawsuit, Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”). The Koma Lawsuit, Ashraf Lawsuit, Duany Lawsuit, and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively “Defendants”).
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. According to Plaintiffs, the preliminary joint proxy statement/prospectus is allegedly misleading because, among other things, it fails to disclose certain information concerning, in general, (a) the background and process that led to the merger; (b) ETE’s, ETP’s, and Sunoco Logistics’ financial projections; (c) the financial analysis and fairness opinion provided by Barclays; and (d) alleged conflicts of interest concerning Barclays, ETE, and certain officers and directors of ETP and ETE. Based on these allegations, and in general, Plaintiffs allege that (i) Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process.

Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP GP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Logistics GP have aided and abetted those alleged breaches.
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Koma Lawsuit and Sgnilek Lawsuit also seek to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this annual report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2016 and 2015, accruals of approximately $53 million and $40 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2016 or 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Compliance Orders from the New Mexico Environmental Department
Regency received a Notice of Violation from the New Mexico Environmental Department on September 23, 2015 for allegations of violations of New Mexico air regulations related to Jal #3. The Partnership has accrued $250,000 related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses. The Air Quality Bureau issued a Settlement Offer for Revised Notice of Violation REG-0569-1402-RI on February 7, 2017. The Settlement Agreement includes a civil penalty of $465,000.  Energy Transfer and the New Mexico Environmental Department are scheduling a meeting to discuss the Settlement Offer in March 2017.
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to Mont Belvieu Gas Plant. The Partnership has accrued $50,000 related to this claim as of December 31, 2016 and will continue to assess its potential exposure to the allegations as the matter progresses. As of December 31, 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 Supplemental Environmental Project.
Environmental Matters
Our operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations but there can be no assurance that such costs will not be material in the future or that such future compliance with existing, amended or new legal requirements will not have a material adverse effect on our business and operating results. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards.

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

•
Legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2016, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2016	2015
Current	$32	$41
Non-current	313	326
Total environmental liabilities	$345	$367
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

During the years ended December 31, 2016 and 2015, the Partnership recorded $43 million and $38 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period. On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued an NOV/ FOV to TRC alleging Clean Air Act violations. To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery. Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 and EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
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

The following table details our outstanding commodity-related derivatives:

	December 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(682,500)	2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX(1)	2,242,500	2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	391,880	2017-2018	357,092	2016-2017
Futures	109,564	2017-2018	(109,791)	2016
Options – Puts	(50,400)	2017	260,534	2016
Options – Calls	186,400	2017	1,300,647	2016
Crude (Bbls) – Futures	(617,000)	2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	10,750,000	2017-2018	(6,522,500)	2016-2017
Swing Swaps IFERC	(5,662,500)	2017	71,340,000	2016-2017
Fixed Swaps/Futures	(52,652,500)	2017-2019	(14,380,000)	2016-2018
Forward Physical Contracts	(22,492,489)	2017	21,922,484	2016-2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(5,786,627)	2017	(8,146,800)	2016-2018
Refined Products (Bbls) – Futures	(2,240,000)	2017	(939,000)	2016-2017
Corn (Bushels) – Futures	—	—	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(36,370,000)	2017	(37,555,000)	2016
Fixed Swaps/Futures	(36,370,000)	2017	(37,555,000)	2016
Hedged Item – Inventory	36,370,000	2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(4)	$(3)
	—	38	(4)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	338	353	(416)	(306)
Commodity derivatives	24	57	(52)	(41)
Interest rate derivatives	—	—	(193)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(1)	(5)
	362	410	(662)	(523)
Total derivatives	$362	$448	$(666)	$(526)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(194)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	24	57	(52)	(41)
Broker cleared derivative contracts	Other current assets	338	391	(420)	(309)
		362	448	(666)	(526)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(4)	(17)	4	17
Payments on margin deposit	Other current assets	(338)	(309)	338	309
Total net derivatives		$20	$122	$(324)	$(200)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2016	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$—	$(3)
Total		$—	$—	$(3)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2016	2015	2014
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$14	$21	$(8)
Total		$14	$21	$(8)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2016	2015	2014
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(35)	$(11)	$(6)
Commodity derivatives – Non-trading	Cost of products sold	(173)	23	199
Interest rate derivatives	Losses on interest rate derivatives	(12)	(18)	(157)
Embedded derivatives	Other, net	4	12	3
Total		$(216)	$6	$39

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $44 million, $39 million and $50 million to these 401(k) savings plans for the years ended December 31, 2016, 2015, and 2014, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2016 and 2015 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
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

Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$20	$57	$180	$718	$65	$202
Interest cost	1	2	4	23	2	4
Benefits paid, net	(1)	(7)	(21)	(46)	(8)	(20)
Actuarial (gain) loss and other	(2)	(1)	2	16	(2)	(6)
Settlements	—	—	—	(691)	—	—
Benefit obligation at end of period	18	51	165	20	57	180

Change in plan assets:
Fair value of plan assets at beginning of period	15	—	253	598	—	265
Return on plan assets and other	(2)	—	6	16	—	—
Employer contributions	—	—	10	138	—	8
Benefits paid, net	(1)	—	(21)	(46)	—	(20)
Settlements	—	—	—	(691)	—	—
Fair value of plan assets at end of period	12	—	248	15	—	253

Amount underfunded (overfunded) at end of period	$6	$51	$(83)	$5	$57	$(73)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$108	$—	$—	$97
Current liabilities	—	(7)	(2)	—	(9)	(2)
Non-current liabilities	(6)	(44)	(23)	(5)	(48)	(22)
	$(6)	$(51)	$83	$(5)	$(57)	$73

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain	$—	$—	$(12)	$2	$4	$(17)
Prior service cost	—	—	14	—	—	15
	$—	$—	$2	$2	$4	$(2)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$18	$51	N/A	$20	$57	N/A
Accumulated benefit obligation	18	51	$165	20	57	$180
Fair value of plan assets	12	—	248	15	—	253
Components of Net Periodic Benefit Cost

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Interest cost	$3	$4	$25	$4
Expected return on plan assets	(1)	(8)	(16)	(8)
Prior service cost amortization	—	1	—	1
Settlements	—	—	32	—
Net periodic benefit cost	$2	$(3)	$41	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.65%	2.34%	3.59%	2.38%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.60%	3.06%	3.65%	2.79%
Expected return on assets:
Tax exempt accounts	3.50%	7.00%	7.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2016	2015
Health care cost trend rate	6.73%	7.16%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.96%	5.39%
Year that the rate reaches the ultimate trend rate	2021	2018
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$12	$12	$—	$—
Total	$12	$12	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	15	$—	$15	$—
Total	$15	$—	$15	$—

(1)	Comprised of approximately 100% equities as of December 31, 2015.

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$23	$23	$—	$—
Mutual funds(1)	134	134	—	—
Fixed income securities	91	—	91	—
Total	$248	$157	$91	$—

(1)	Primarily comprised of approximately 31% equities, 66% fixed income securities and 3% cash as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$18	$18	$—	$—
Mutual funds(1)	133	133	—	—
Fixed income securities	102	—	102	—
Total	$253	$151	$102	$—

(1)	Primarily comprised of approximately 56% equities, 33% fixed income securities and 11% cash as of December 31, 2015.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $12 million to pension plans and $10 million to other postretirement plans in 2017.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

	Pension Benefits
Years	Funded Plans	Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2017	$1	$7	$26
2018	1	7	25
2019	1	6	23
2020	1	6	22
2021	1	5	19
2022 – 2026	6	17	39
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
In January 2016, ETE and ETP agreed to extend the $95 million annual management fee paid to ETP through 2016.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Affiliated revenues	$377	$417	$965
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2016	2015
Accounts receivable from related companies:
ETE	$22	$110
Sunoco LP	96	3
PES	6	10
FGT	15	13
Lake Charles LNG	4	36
Trans-Pecos Pipeline, LLC	1	29
Comanche Trail Pipeline, LLC	—	22
Other	65	45
Total accounts receivable from related companies	$209	$268

Accounts payable to related companies:
ETE	$—	$1
Sunoco LP	20	5
FGT	1	1
Lake Charles LNG	3	3
Other	19	15
Total accounts payable to related companies	$43	$25

	December 31,
	2016	2015
Long-term notes receivable (payable) – related companies:
Sunoco LP	$87	$(233)
Phillips 66	(250)	—
Net long-term notes receivable (payable) – related companies	$(163)	$(233)

15.	REPORTABLE SEGMENTS:
Our financial statements currently reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics; and
•all other.
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP. As of December 31, 2016, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.
Intersegment and intrasegment transactions are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our liquids transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our investment in Sunoco Logistics segment are primarily reflected in crude sales. Revenues from our all other segment are primarily reflected in refined product sales.
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership.

The following tables present financial information by segment:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,155	$1,912	$2,645
Intersegment revenues	458	338	212
	2,613	2,250	2,857
Interstate transportation and storage:
Revenues from external customers	946	1,008	1,057
Intersegment revenues	23	17	15
	969	1,025	1,072
Midstream:
Revenues from external customers	2,342	2,607	4,770
Intersegment revenues	2,837	2,449	2,053
	5,179	5,056	6,823
Liquids transportation and services:
Revenues from external customers	4,498	3,247	3,730
Intersegment revenues	299	249	181
	4,797	3,496	3,911
Investment in Sunoco Logistics:
Revenues from external customers	9,015	10,302	17,920
Intersegment revenues	136	184	168
	9,151	10,486	18,088
All other:
Revenues from external customers	2,871	15,216	25,353
Intersegment revenues	400	558	465
	3,271	15,774	25,818
Eliminations	(4,153)	(3,795)	(3,094)
Total revenues	$21,827	$34,292	$55,475

	Years Ended December 31,
	2016	2015	2014
Cost of products sold:
Intrastate transportation and storage	$1,897	$1,554	$2,169
Midstream	3,381	3,264	4,893
Liquids transportation and services	3,673	2,597	3,166
Investment in Sunoco Logistics	7,658	9,307	17,135
All other	2,942	14,029	24,129
Eliminations	(4,157)	(3,722)	(3,078)
Total cost of products sold	$15,394	$27,029	$48,414

	Years Ended December 31,
	2016	2015	2014
Depreciation, depletion and amortization:
Intrastate transportation and storage	$144	$129	$125
Interstate transportation and storage	207	210	203
Midstream	844	720	569
Liquids transportation and services	156	126	113
Investment in Sunoco Logistics	446	382	296
All other	189	362	363
Total depreciation, depletion and amortization	$1,986	$1,929	$1,669

	Years Ended December 31,
	2016	2015	2014
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$35	$32	$27
Interstate transportation and storage	193	197	196
Midstream	19	(19)	10
Liquids transportation and services	3	(2)	(3)
Investment in Sunoco Logistics	34	21	23
All other	(225)	240	79
Total equity in earnings of unconsolidated affiliates	$59	$469	$332

	Years Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
Intrastate transportation and storage	$613	$543	$559
Interstate transportation and storage	1,117	1,155	1,212
Midstream	1,133	1,237	1,318
Liquids transportation and services	968	744	591
Investment in Sunoco Logistics	1,233	1,153	971
All other	541	882	1,059
Total Segment Adjusted EBITDA	5,605	5,714	5,710
Depreciation, depletion and amortization	(1,986)	(1,929)	(1,669)
Interest expense, net	(1,317)	(1,291)	(1,165)
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Impairment losses	(813)	(339)	(370)
Losses on interest rate derivatives	(12)	(18)	(157)
Non-cash unit-based compensation expense	(80)	(79)	(68)
Unrealized gains (losses) on commodity risk management activities	(131)	(65)	112
Inventory valuation adjustments	170	(104)	(473)
Losses on extinguishments of debt	—	(43)	(25)
Adjusted EBITDA related to discontinued operations	—	—	(27)
Adjusted EBITDA related to unconsolidated affiliates	(946)	(937)	(748)
Equity in earnings from unconsolidated affiliates	59	469	332
Impairment of investment in an unconsolidated affiliate	(308)	—	—
Other, net	114	20	(36)
Income from continuing operations before income tax expense (benefit)	$438	$1,398	$1,593

	December 31,
	2016	2015	2014
Assets:
Intrastate transportation and storage	$5,164	$4,882	$4,983
Interstate transportation and storage	10,833	11,345	10,779
Midstream	18,011	17,111	15,562
Liquids transportation and services	11,296	7,235	4,568
Investment in Sunoco Logistics	18,819	15,423	13,619
All other	6,068	9,177	13,007
Total assets	$70,191	$65,173	$62,518

	Years Ended December 31,
	2016	2015	2014
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$76	$105	$169
Interstate transportation and storage	280	860	411
Midstream	1,255	2,172	1,298
Liquids transportation and services	2,316	2,109	427
Investment in Sunoco Logistics	1,739	2,126	2,510
All other	144	795	679
Total additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis)	$5,810	$8,167	$5,494

	December 31,
	2016	2015	2014
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$387	$406	$423
Interstate transportation and storage	2,149	2,516	2,649
Midstream	111	117	138
Liquids transportation and services	29	32	31
Investment in Sunoco Logistics	224	247	226
All other	1,380	1,685	293
Total advances to and investments in unconsolidated affiliates	$4,280	$5,003	$3,760

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. The sum of net income per Limited Partner unit by quarter does not equal the net income per limited partner unit for the year due to the computation of income allocation between the General Partner and Limited Partners and variations in the weighted average units outstanding used in computing such amounts.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2016:
Revenues	$4,481	$5,289	$5,531	$6,526	$21,827
Operating income (loss)	614	715	638	(165)	1,802
Net income (loss)	376	472	138	(362)	624
Common Unitholders’ interest in net income (loss)	(67)	60	(241)	(762)	(1,010)
Basic net income (loss) per Common Unit	$(0.15)	$0.10	$(0.49)	$(1.47)	$(2.06)
Diluted net income (loss) per Common Unit	$(0.15)	$0.10	$(0.49)	$(1.47)	$(2.06)

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2015:
Revenues	$10,326	$11,540	$6,601	$5,825	$34,292
Operating income	608	888	576	187	2,259
Net income	268	839	393	21	1,521
Common Unitholders’ interest in net income (loss)	(48)	298	59	(327)	(18)
Basic net income (loss) per Common Unit	$(0.17)	$0.67	$0.11	$(0.68)	$(0.09)
Diluted net income (loss) per Common Unit	$(0.17)	$0.67	$0.10	$(0.68)	$(0.10)
The three months ended December 31, 2016 and 2015 reflected the unfavorable impacts of $27 million and $120 million, respectively, related to non-cash inventory valuation adjustments primarily in our investment in Sunoco Logistics and all other segments. The three months ended December 31, 2016 and 2015 reflected the recognition of impairment losses of $813 million and $339 million, respectively. Impairment losses in 2016 were primarily related to our PEPL reporting unit, Sea Robin reporting unit and midstream midcontinent operations. In 2015, impairment losses were primarily related to Lone Star Refinery Services operations and our Transwestern pipeline. The three months ended September 30, 2016 reflected the recognition of a non-cash impairment of our investment in MEP of $308 million in our interstate transportation and storage segment.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.