Form 10-Q
period 2017-03-31
Energy Transfer Equity, L.P.
filed 2017-05-04
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 28, 2017, the registrant had 1,079,185,030 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity,” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017 and “Part II — Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Convertible Units	Series A Convertible Preferred Units in ETE

EPA	Environmental Protection Agency

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP, for the periods presented herein

ETP Preferred Units	ETP’s Series A Convertible Preferred Units

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

ii

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PES	Philadelphia Energy Solutions

PennTex	PennTex Midstream Partners, LP

Regency	Regency Energy Partners LP

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$370	$483
Accounts receivable, net	3,485	3,557
Accounts receivable from related companies	72	47
Inventories	2,065	2,291
Derivative assets	9	21
Other current assets	513	586
Total current assets	6,514	6,985

Property, plant and equipment	65,788	63,721
Accumulated depreciation and depletion	(8,821)	(8,283)
	56,967	55,438

Advances to and investments in unconsolidated affiliates	3,103	3,040
Other non-current assets, net	826	818
Intangible assets, net	6,837	5,992
Goodwill	6,750	6,738
Total assets	$80,997	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,363	$3,502
Accounts payable to related companies	33	42
Derivative liabilities	126	172
Accrued and other current liabilities	2,304	2,367
Current maturities of long-term debt	392	1,194
Total current liabilities	6,218	7,277

Long-term debt, less current maturities	42,583	42,608
Long-term notes payable – related companies	—	250
Non-current derivative liabilities	72	76
Deferred income taxes	5,130	5,112
Other non-current liabilities	1,237	1,123

Commitments and contingencies

Preferred units of subsidiary	—	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders	(1,389)	(1,871)
Series A Convertible Preferred Units	245	180
Total partners’ capital (deficit)	(1,147)	(1,694)
Noncontrolling interest	26,889	24,211
Total equity	25,742	22,517
Total liabilities and equity	$80,997	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Natural gas sales	$1,012	$838
NGL sales	1,546	940
Crude sales	2,347	1,209
Gathering, transportation and other fees	1,065	1,003
Refined product sales	4,155	2,539
Other	1,122	1,166
Total revenues	11,247	7,695
COSTS AND EXPENSES
Cost of products sold	8,991	5,623
Operating expenses	673	641
Depreciation, depletion and amortization	661	562
Selling, general and administrative	197	168
Total costs and expenses	10,522	6,994
OPERATING INCOME	725	701
OTHER INCOME (EXPENSE)
Interest expense, net	(486)	(427)
Equity in earnings of unconsolidated affiliates	87	61
Losses on extinguishments of debt	(25)	—
Gains (losses) on interest rate derivatives	5	(70)
Other, net	19	16
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	325	281
Income tax expense (benefit)	35	(55)
NET INCOME	290	336
Less: Net income attributable to noncontrolling interest	51	24
NET INCOME ATTRIBUTABLE TO PARTNERS	239	312
General Partner’s interest in net income	1	1
Convertible Unitholders’ interest in income	6	—
Limited Partners’ interest in net income	$232	$311
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.22	$0.30
Diluted	$0.21	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$290	$336
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	2
Actuarial loss relating to pension and other postretirement benefit plans	(2)	(9)
Foreign currency translation adjustments	—	(1)
Change in other comprehensive income from unconsolidated affiliates	—	(6)
	—	(14)
Comprehensive income	290	322
Less: Comprehensive income attributable to noncontrolling interest	51	10
Comprehensive income attributable to partners	$239	$312

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Series A Convertible Preferred Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance, December 31, 2016	$(3)	$(1,871)	$180	$—	$24,211	$22,517
Distributions to partners	(1)	(250)	—	—	—	(251)
Distributions to noncontrolling interest	—	—	—	—	(752)	(752)
Distributions reinvested	—	(58)	58	—	—	—
Subsidiary units issued	—	(52)	—	—	351	299
Issuance of common units	—	568	—	—	—	568
Capital contributions received from noncontrolling interest	—	—	—	—	1,094	1,094
Sale of Bakken Pipeline interest	—	42	—	—	1,958	2,000
Other, net	—		1	—	(24)	(23)
Net income	1	232	6	—	51	290
Balance, March 31, 2017	$(3)	$(1,389)	$245	$—	$26,889	$25,742

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$290	$336
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	661	562
Deferred income taxes	34	(46)
Amortization included in interest expense	5	(3)
Unit-based compensation expense	27	1
(Gains) losses on disposal of assets	6	3
Losses on extinguishments of debt	25	—
Inventory valuation adjustments	12	13
Equity in earnings of unconsolidated affiliates	(87)	(61)
Distributions from unconsolidated affiliates	46	84
Distributions on unvested awards	(9)	(7)
Other non-cash	(60)	13
Net change in operating assets and liabilities, net of effects of acquisition	(57)	90
Net cash provided by operating activities	893	985
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Proceeds from (cash paid for) acquisitions, net of cash received	(330)	(2)
Capital expenditures, excluding allowance for equity funds used during construction	(1,450)	(1,948)
Contributions in aid of construction costs	6	10
Contributions to unconsolidated affiliates	(111)	(31)
Distributions from unconsolidated affiliates in excess of cumulative earnings	90	21
Proceeds from the sale of assets	1	10
Change in restricted cash	—	(1)
Other	(3)	(1)
Net cash provided by (used in) investing activities	203	(1,942)
FINANCING ACTIVITIES
Proceeds from borrowings	9,000	5,750
Repayments of long-term debt	(9,809)	(4,422)
Cash paid on affiliate notes	(268)	—
Subsidiary units issued for cash	299	664
Units issued for cash	568	—
Distributions to partners	(251)	(299)
Debt issuance costs	(53)	(19)
Distributions to noncontrolling interest	(752)	(658)
Redemption of Series A Preferred Units	(53)	—
Capital contributions received from noncontrolling interest	106	132
Other, net	4	10
Net cash provided by financing activities	(1,209)	1,158
Increase (decrease) in cash and cash equivalents	(113)	201
Cash and cash equivalents, beginning of period	483	606
Cash and cash equivalents, end of period	$370	$807

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
In April 2017, Energy Transfer Partners, L.P. (“ETP”) merged with a subsidiary of Sunoco Logistics Partners L.P., at which time ETP changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” Additional information related to the merger is included in Note 2 below.
Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P.
For purposes of maintaining clarity, the following references are used herein:

•	References to “ETP” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the merger and Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “Post-Merger ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Sunoco LP;

•	consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDR interests in ETP and Sunoco LP; and

•	our wholly-owned subsidiary, Lake Charles LNG.
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
Certain prior period amounts have been reclassified to conform to the 2017 presentation. These reclassifications had no impact on net income or total equity.
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

2.	ACQUISITIONS AND DIVESTURES
ETP and Sunoco Logistics Merger
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. Based on the ETP units outstanding at the closing of the merger, Sunoco Logistics issued approximately 845 million Sunoco Logistics common units to ETP unitholders. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by ETP at the effective time of the merger were cancelled.
Prior to the merger of ETP and Sunoco Logistics, ETE owned 18.4 million ETP common units (representing 3.3% of the total outstanding ETP common units), 81 million ETP Class H units and 100 ETP Class I units. In connection with the merger, the ETP Class H units were cancelled, and ETE now owns 27.5 million Post-Merger ETP common units (representing 2.5% of the total outstanding Post-Merger ETP common units) and 100 Post-Merger ETP Class I units. The Post-Merger ETP Class I units have the same rights, privileges, duties and obligations as those historically associated with the ETP Class I units.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of Sunoco Logistics and accordingly is reflected as a consolidated subsidiary of the Partnership. ExxonMobil Corp.’s interest is reflected as noncontrolling interest in the consolidated balance sheets. Sunoco Logistics' intangible assets increased $547 million attributable to customer relationships that were recorded in connection with the formation of PEP.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale of a portfolio of approximately 1,100 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven Transaction”) . The transaction is expected to close in the second half of 2017.

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
Non-cash investing activities were as follows:

	Three Months Ended March 31,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$833	$829
Losses from subsidiary common unit issuances, net	(52)	(12)
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Natural gas and NGLs	$474	$699
Crude oil	784	683
Refined products	455	540
Other	352	369
Total inventories	$2,065	$2,291

ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2017 was $44.34 billion and $42.98 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $45.05 billion and $43.80 billion, respectively. The fair value of our consolidated debt obligations is Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in the preferred units at December 31, 2016 were valued using a binomial lattice model. The market inputs utilized in the model included credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the three months ended March 31, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	7	7	—	—
Fixed Swaps/Futures	30	30	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	7	—	7	—
Options — Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	91	91	—	—
Refined Products — Futures	2	2	—	—
Crude – Futures	12	12	—	—
Total commodity derivatives	154	143	11	—
Total assets	$154	$143	$11	$—
Liabilities:
Interest rate derivatives	$(188)	$—	$(188)	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)	—	—
Swing Swaps IFERC	(1)	—	(1)	—
Fixed Swaps/Futures	(42)	(42)	—	—
Power:
Forwards	(8)	—	(8)	—
Natural Gas Liquids – Forwards/Swaps	(88)	(88)	—	—
Refined Products — Futures	(5)	(5)	—	—
Crude — Futures	(9)	(9)	—	—
Total commodity derivatives	(163)	(154)	(9)	—
Total liabilities	$(351)	$(154)	$(197)	$—

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	14	14	—	—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Contracts	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options — Calls	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	233	233	—	—
Refined Products — Futures	2	2	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	363	356	7	—
Total assets	$363	$356	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(273)	(273)	—	—
Refined Products — Futures	(23)	(23)	—	—
Crude - Futures	(13)	(13)	—	—
Total commodity derivatives	(478)	(470)	(8)	—
Total liabilities	$(672)	$(470)	$(201)	$(1)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended March 31,
	2017	2016
Net Income	$290	$336
Less: Income attributable to noncontrolling interest	51	24
Net Income, net of noncontrolling interest	239	312
Less: General Partner’s interest in income	1	1
Less: Convertible Unitholders’ interest in income	6	—
Income available to Limited Partners	$232	$311
Basic Income per Limited Partner Unit:
Weighted average limited partner units	1,075.2	1,044.8
Basic income per Limited Partner unit	$0.22	$0.30
Diluted Income per Limited Partner Unit:
Income available to Limited Partners	$232	$311
Dilutive effect of equity-based compensation of subsidiaries and distributions to Convertible Unitholders	6	—
Diluted income available to Limited Partners	$238	$311
Weighted average limited partner units	1,075.2	1,044.8
Dilutive effect of unconverted unit awards and Convertible Units	63.8	—
Diluted weighted average limited partner units	1,139.0	1,044.8
Diluted income per Limited Partner unit	$0.21	$0.30

7.	DEBT OBLIGATIONS
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
Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in (i) prior to the consummation of the MLP Merger, ETP , and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics; or (b) equity interests of any person which owns, directly or indirectly, IDRs in (i) prior to the consummation of the MLP Merger, ETP, and (ii) upon and after the consummation of the MLP Merger, Sunoco Logistics, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
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
Revolving Credit Facility
On March 24, 2017, the Parent Company entered into a Credit Agreement (the “Revolver Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch as administrative agent and the other lenders party thereto (the “Revolver Lenders”). The Revolver Credit Agreement has a scheduled maturity date of March 24, 2022 and includes an option for the Parent Company to extend the term, in each case subject to the terms and conditions set forth therein. Pursuant to the Revolver Credit Agreement, the Revolver Lenders have committed to provide advances up to an aggregate principal amount of $1.5 billion at any one time outstanding, and the Parent Company has the option to request increases in the aggregate commitments by up to $500 million in additional commitments. As part of the aggregate commitments under the facility, the Revolver Credit Agreement provides for letters of credit to be issued at the request of the Parent Company in an aggregate amount not to exceed a $150 million sublimit. Under the Revolver Credit Agreement, the obligations of the Partnership are secured by a lien on substantially all of the Partnership’s and certain of its subsidiaries’ tangible and intangible assets.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of March 31, 2017, there were $1.15 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $351 million.
Subsidiary Indebtedness
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with previous transactions, ETP became a co-obligor on Sunoco, Inc.’s existing senior notes and debentures. Obligations totaling $400 million matured and were repaid in January 2017 and the remaining balance was $65 million as of March 31, 2017.
ETP Senior Notes
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of March 31, 2017, the balance on the term loan was $1.2 billion.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of March 31, 2017, the ETP Credit Facility had $389 million of outstanding borrowings, all of which was commercial paper.

Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2017, the Sunoco Logistics Credit Facility had $740 million of outstanding borrowings, which included $128 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. In connection with Sunoco Logistics’ merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter of 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of March 31, 2017, the Sunoco LP credit facility had $761 million of outstanding borrowings and $21 million in standby letters of credit. The unused availability on the revolver at March 31, 2017 was $718 million.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of March 31, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex maintains a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”) that is expandable up to $400 million under certain conditions and matures in December 2019. As of March 31, 2017, PennTex Revolving Credit Facility had $157 million of outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2017.
8. REDEEMABLE PREFERRED UNITS
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.
9. EQUITY
ETE
The changes in ETE common units and Convertible Units during the three months ended March 31, 2017 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2016	329.3	1,046.9
Issuance of common units	—	32.2
Outstanding at March 31, 2017	329.3	1,079.1

ETE Equity Distribution Agreement
In March 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1 billion. There was no activity under the distribution agreements for the three months ended March 31, 2017.
Series A Convertible Preferred Units
As of March 31, 2017, The Partnership had 329.3 million Series A Convertible Preferred Units outstanding with a carrying value of $245 million.
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued ETP common units for approximately $568 million.
Repurchase Program
During the three months ended March 31, 2017, ETE did not repurchase any ETE common units under its current buyback program. As of March 31, 2017, $936 million remained available to repurchase under the current program.
Subsidiary Common Unit Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the three months ended March 31, 2017, we recognized decreases in partners’ capital of $52 million.
ETP Common Unit Transactions
During the three months ended March 31, 2017, ETP received proceeds of $194 million, net of $2 million commissions, from the issuance of common units pursuant to an equity distribution agreement, which were used for general partnership purposes. In connection with the merger of ETP and Sunoco Logistics in April 2017, the equity distribution agreement was terminated.
During the three months ended March 31, 2017, distributions of $71 million were reinvested under ETP’s distribution reinvestment plan. In connection with the merger of ETP and Sunoco Logistics in April 2017, the distribution reinvestment plan was terminated.
Sunoco Logistics Common Unit Transactions
There was no activity under the Sunoco Logistics equity distribution agreement for the three months ended March 31, 2017.
Sunoco LP Common Unit Transactions
During the three months ended March 31, 2017, Sunoco LP received net proceeds of $33 million from the issuance of 1.3 million Sunoco LP common units pursuant to its equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes. As of March 31, 2017, $295 million of Sunoco LP’s common units remained available to be issued under the equity distribution agreement.
Sunoco LP Series A Preferred Units
On March 30, 2017, the Partnership purchased Sunoco LP’s 12.0 million series A preferred units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of Sunoco LP Series A Preferred Units is 10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the liquidation preference.
Bakken Equity Sale
As discussed in Note 2, in February 2017, Bakken Holdings Company LLC sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, for $2.00 billion in cash. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. As a result of the sale, ETP recorded a deemed contribution of $1.26 billion during the three months ended March 31, 2017, representing the difference between proceeds from the sale and the proportionate share of the book value of the subsidiary, which was allocated to noncontrolling interest.

Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850

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

Our distributions declared with respect to our Convertible Units subsequent to December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
ETP and Sunoco Logistics Quarterly Distributions of Available Cash
Following the merger of ETP and Sunoco Logistics in April 2017, the Post-Merger ETP partnership agreement contains distribution provisions consistent with those of Sunoco Logistics prior to the merger.
For the quarter ended December 31, 2016, ETP and Sunoco Logistics paid distributions on February 14, 2017 of $1.0550 and $0.52, respectively, per common unit. For the quarter ended March 31, 2017, Post-Merger ETP declared a distribution of $0.5350 per common unit, payable on May 15, 2017 to unitholders of record on May 10, 2017.
ETE has agreed to relinquish its right to the following amounts of incentive distributions from the Post-Merger ETP in future periods:

Total Year
2017 (remainder)	$499
2018	153
2019	128
Each year beyond 2019	33
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Following are distributions declared and/or paid by PennTex subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 14, 2017	$0.2950
March 31, 2017	May 5, 2017	May 12, 2017	0.2950
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2017	December 31, 2016
Available-for-sale securities	$4	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	5	7
Investments in unconsolidated affiliates, net	4	4
Subtotal	8	8
Amounts attributable to noncontrolling interest	(8)	(8)
Total AOCI, net of tax	$—	$—

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $102 million. In March 2017, AmeriGas issued a notice of redemption for the remaining outstanding 7.00% senior notes, which senior notes will be redeemed in May 2017.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended March 31,
	2017	2016
Rental expense(1)	$54	$51
Less: Sublease rental income	(6)	(7)
Rental expense, net	$48	$44

(1)	Includes contingent rentals totaling $5 million and $16 million for the three months ended March 31, 2017 and 2016, respectively.
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted and later dissolved a TRO enjoining protest activity. The protestors have moved to dismiss the lawsuit and Dakota Access has responded. The court’s decision is still pending.
In the meantime, on July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. As explained below, after significant delay the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access moved to intervene in the case and that motion was granted by the Court. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9 ruling, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion in the U.S. District Court for an injunction pending the appeal District Court. The U.S. District Court denied the emergency motion for an injunction pending the appeal. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In February 2017, in response to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. Almost immediately, the Cheyenne River Sioux Tribe (“CRST”), which had intervened in the lawsuit in August 2016, moved for a preliminary injunction and TRO to block construction. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and preliminary injunction. The CRST appealed and requested an injunction pending appeal in both the district court and the D.C. Circuit. Both courts denied the CRST’s request for an injunction pending appeal. CRST has filed a motion with the D.C. Circuit for the purpose of voluntarily seeking dismissal of its appeal of its claim related to its religious rights.
The SRST and the CRST have sought leave to amend their complaints to incorporate their religious freedom and other claims and have moved for summary judgment on their claims against the government based on treaty rights and the National Environmental Policy Act. Dakota Access has also moved for summary judgment with respect to these claims. The district court is still considering these motions. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST.
Construction of the pipeline is now complete. While we believe that the pending lawsuits are unlikely to block operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (Lone Star) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically included are governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of March 31, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania plaintiffs assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 9 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 9 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. Sunoco, Inc. and Sunoco, Inc. (R&M) participated in mediation with Judge Brown on November 2 through November 3, 2016 and on November 30, 2016. In early 2017, Sunoco, Inc. and Sunoco, Inc. (R&M) and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement, among other things. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument was held on November 16, 2016 before the Delaware Supreme Court. On January 20, 2017, The Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint. On February 21, 2017, Regency and the other Defendants filed their respective Motions to Dismiss the Chancery Court matter.
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
Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. Since then, two of the Plaintiffs have non-suited their claims. The lawsuits remaining are styled (a) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (b) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (c) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (d) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (e) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”). The Duany Lawsuit and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively “Defendants”).
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
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Sgnilek Lawsuit also seeks to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and reimbursement of attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this quarterly report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
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
On January 11, 2017, the Delaware Supreme Court held oral arguments on Williams’ appeal of the June 2016 trial. The Delaware Supreme Court affirmed the Court of Chancery on March 23, 2017 and denied Williams’ motion for reargument on April 5, 2017.
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
On September 28, 2016, Defendants and Plaintiffs filed cross-motions for partial summary judgment. The Court held a hearing on the parties’ motions on November 9, 2016. On February 28, 2017, the Court denied both motions for partial summary judgment. The parties are continuing to engage in discovery.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of March 31, 2017 and December 31, 2016, accruals of approximately $94 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our March 31, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.

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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2017, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2017	December 31, 2016
Current	$32	$31
Non-current	321	318
Total environmental liabilities	$353	$349
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
During the three months ended March 31, 2017 and 2016, the Partnership recorded $4 million and $8 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (TRC) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (FOV) to TRC and, on September 30, 2013, EPA issued a Notice of Violation (“NOV”)/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 and EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to its results of operations, cash flows or financial position.
In September 2016, EPA issued an NOV related to well monitoring procedures at Sunoco Logistics’ Inkster terminal located near Detroit, Michigan. Penalties of approximately $0.1 million were assessed in connection with the NOV, which Sunoco Logistics paid in March 2017, to close out this matter.
In December 2016, Sunoco Logistics received multiple NOVs from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at its Marcus Hook Industrial Complex (“MHIC”) in July 2016.  Sunoco Logistics also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and Sunoco Logistics is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

The following table details our outstanding commodity-related derivatives:

	March 31, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	80,000	2017	(682,500)	2017
Basis Swaps IFERC/NYMEX (1)	8,372,500	2017	2,242,500	2017
Power (Megawatt):
Forwards	225,480	2017-2018	391,880	2017-2018
Futures	(58,000)	2017-2018	109,564	2017-2018
Options — Puts	67,200	2017	(50,400)	2017
Options — Calls	447,200	2017	186,400	2017
Crude (Bbls):
Futures	(1,418,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,247,500)	2017-2018	10,750,000	2017-2018
Swing Swaps IFERC	(12,185,000)	2017	(5,662,500)	2017
Fixed Swaps/Futures	(51,102,500)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	16,763,209	2017	(22,492,489)	2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(1,827,400)	2017	(5,786,627)	2017
Refined Products (Bbls) — Futures	(1,492,000)	2017	(3,144,000)	2017
Corn (Bushels) — Futures	(730,000)	2017	1,580,000	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(13,877,500)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(13,877,500)	2017	(36,370,000)	2017
Hedged Item — Inventory	13,877,500	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	March 31, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$500	$500
July 2018(2)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$—	$(2)	$(4)
	—	—	(2)	(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$139	$338	$(145)	$(416)
Commodity derivatives	15	25	(16)	(58)
Interest rate derivatives	—	—	(188)	(193)
Embedded derivatives in the ETP Preferred Units	—	—	—	(1)
	154	363	(349)	(668)
Total derivatives	$154	$363	$(351)	$(672)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(188)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	15	25	(16)	(58)
Broker cleared derivative contracts	Other current assets	139	338	(147)	(420)
Total gross derivatives		154	363	(351)	(672)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(6)	(4)	6	4
Payments on margin deposit	Other current assets	(133)	(338)	133	338
Total net derivatives		$15	$21	$(212)	$(330)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(4)	$(4)
Total		$(4)	$(4)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives —Trading	Cost of products sold	$11	$(9)
Commodity derivatives —Non-trading	Cost of products sold	2	8
Interest rate derivatives	Gains (losses) on interest rate derivatives	5	(70)
Embedded derivatives	Other, net	1	—
Total		$19	$(71)

12.	RELATED PARTY TRANSACTIONS
ETP previously had agreements with the Parent Company to provide services on its behalf and the behalf of other subsidiaries of the Parent Company, which included the reimbursement of various general and administrative services for expenses incurred by ETP on behalf of those subsidiaries. These agreements have subsequently expired.
In the ordinary course of business, our subsidiaries have related party transactions between each other which are generally based on transactions made at market-related rates. Our consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
In addition, ETE recorded sales with affiliates of $50 million and $81 million during the three months ended March 31, 2017 and 2016, respectively.
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2017	2016
Segment Adjusted EBITDA:
Investment in ETP	$1,414	$1,412
Investment in Sunoco LP	155	159
Investment in Lake Charles LNG	44	44
Corporate and Other	(13)	(37)
Adjustments and Eliminations	(54)	(57)
Total	1,546	1,521
Depreciation, depletion and amortization	(661)	(562)
Interest expense, net	(486)	(427)
Unrealized gains (losses) on interest rate derivatives	5	(70)
Non-cash unit-based compensation expense	(27)	(1)
Unrealized gains (losses) on commodity risk management activities	69	(60)
Losses on extinguishments of debt	(25)	—
Inventory valuation adjustments	(12)	(13)
Equity in earnings of unconsolidated affiliates	87	61
Adjusted EBITDA related to unconsolidated affiliates	(185)	(162)
Other, net	14	(6)
Income before income tax expense (benefit)	$325	$281

	March 31, 2017	December 31, 2016
Assets:
Investment in ETP	$72,437	$70,191
Investment in Sunoco LP	8,454	8,701
Investment in Lake Charles LNG	1,540	1,508
Corporate and Other	660	711
Adjustments and Eliminations	(2,094)	(2,100)
Total assets	$80,997	$79,011

	Three Months Ended March 31,
	2017	2016
Revenues:
Investment in ETP:
Revenues from external customers	$6,807	$4,434
Intersegment revenues	88	47
	6,895	4,481
Investment in Sunoco LP:
Revenues from external customers	4,391	3,212
Intersegment revenues	3	3
	4,394	3,215
Investment in Lake Charles LNG:
Revenues from external customers	49	49

Adjustments and Eliminations	(91)	(50)
Total revenues	$11,247	$7,695
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended March 31,
	2017	2016
Intrastate Transportation and Storage	$768	$446
Interstate Transportation and Storage	231	254
Midstream	565	527
Liquids Transportation and Services	1,508	829
Investment in Sunoco Logistics	3,185	1,729
All Other	638	696
Total revenues	6,895	4,481
Less: Intersegment revenues	88	47
Revenues from external customers	$6,807	$4,434
Investment in Sunoco LP

	Three Months Ended March 31,
	2017	2016
Retail operations	$2,098	$1,675
Wholesale operations	2,296	1,540
Total revenues	4,394	3,215
Less: Intersegment revenues	3	3
Revenues from external customers	$4,391	$3,212
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

14.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3	$2
Accounts receivable, net	2	—
Accounts receivable from related companies	57	55
Total current assets	62	57
Property, plant and equipment, net	35	36
Advances to and investments in unconsolidated affiliates	5,940	5,088
Intangible assets, net	—	1
Goodwill	9	9
Other non-current assets, net	19	10
Total assets	$6,065	$5,201
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$1
Accounts payable to related companies	3	22
Interest payable	80	66
Accrued and other current liabilities	3	3
Total current liabilities	86	92
Long-term debt, less current maturities	6,639	6,358
Long-term notes payable – related companies	485	443
Other non-current liabilities	2	2
Commitments and contingencies
Partners’ capital:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders	(1,389)	(1,871)
Series A Convertible Preferred Units	245	180
Total partners’ capital (deficit)	(1,147)	(1,694)
Total liabilities and equity	$6,065	$5,201

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2017	2016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(13)	$(37)
OTHER INCOME (EXPENSE):
Interest expense, net	(83)	(81)
Equity in earnings of unconsolidated affiliates	361	430
Losses on extinguishments of debt	(25)	—
Other, net	(1)	—
NET INCOME	239	312
General Partner’s interest in net income	1	1
Convertible Unitholders’ interest in income	6	—
Limited Partners’ interest in net income	$232	$311

(1)	Includes management fees paid by ETE to ETP, which management fees will no longer be paid subsequent to March 31, 2017.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$251	$223
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to unconsolidated affiliate	(860)	(65)
Capital expenditures	—	(7)
Net cash used in investing activities	(860)	(72)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,017	105
Principal payments on debt	(1,733)	—
Proceeds from affiliate	43	50
Distributions to partners	(251)	(299)
Units issued for cash	568	—
Debt issuance costs	(34)	—
Net cash provided by (used in) financing activities	610	(144)
INCREASE IN CASH AND CASH EQUIVALENTS	1	7
CASH AND CASH EQUIVALENTS, beginning of period	2	1
CASH AND CASH EQUIVALENTS, end of period	$3	$8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis. See Note 1 to the consolidated financial statements for information related to recent name changes of our subsidiaries.
OVERVIEW
At March 31, 2017, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 18.4 million ETP common units, 81 million ETP Class H units, 2.2 million Sunoco LP common units and 12 million Sunoco LP Series A Preferred Units held by us or our wholly-owned subsidiaries. We also own 0.1% of Sunoco Partners LLC, the entity that owns the general partner interest and IDRs of Sunoco Logistics, while ETP owns the remaining 99.9% of Sunoco Partners LLC. Additionally, ETE owns 100 ETP Class I Units, which currently are not entitled to distributions.
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
ETP and Sunoco Logistics Merger
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. Based on the ETP units outstanding at the closing of the merger, Sunoco Logistics issued approximately 845 million Sunoco Logistics common units to ETP unitholders. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by ETP at the effective time of the merger were cancelled.
Prior to the merger of ETP and Sunoco Logistics, ETE owned 18.4 million ETP common units (representing 3.3% of the total outstanding ETP common units), 81.0 ETP Class H units and 100 ETP Class I units. In connection with the merger, the ETP Class H units were cancelled, and ETE now owns 27.5 million Post-Merger ETP common units (representing 2.5% of the total outstanding Post-Merger ETP common units) and 100 Post-Merger ETP Class I units. The Post-Merger ETP Class I units have the same rights, privileges, duties and obligations as those historically associated with the ETP Class I units.

Sunoco LP Real Estate Sale
In January 2017, Sunoco LP launched a portfolio optimization plan to market and sell 99 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale in a ‘buy one, some or all’ format with bids due on March 7, 2017 for the operating sites and on April 4, 2017 for the surplus properties. Sunoco LP will review all bids before divesting any assets.
Sunoco LP Series A Preferred Units
On March 30, 2017, the Partnership purchased Sunoco LP’s 12,000,000 series A preferred units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of Sunoco LP Series A Preferred Units will be 10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference.
Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale a portfolio of 1,112 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion. The transaction is expected to close in the second half of 2017.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of Sunoco Logistics and accordingly is reflected as a consolidated subsidiary of the Partnership. ExxonMobil Corp.’s interest is reflected as noncontrolling interest in the consolidated balance sheets.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
ETP Preferred Units Redemption
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.
Quarterly Cash Distribution
In April 2017, ETE announced its quarterly distribution of $0.285 per unit ($1.14 annualized) on ETE common units for the quarter ended March 31, 2017.

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

Consolidated Results

	Three Months Ended March 31,
	2017	2016	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,414	$1,412	$2
Investment in Sunoco LP	155	159	(4)
Investment in Lake Charles LNG	44	44	—
Corporate and Other	(13)	(37)	24
Adjustments and Eliminations	(54)	(57)	3
Total	1,546	1,521	25
Depreciation, depletion and amortization	(661)	(562)	(99)
Interest expense, net	(486)	(427)	(59)
Gains (losses) on interest rate derivatives	5	(70)	75
Non-cash unit-based compensation expense	(27)	(1)	(26)
Unrealized gains (losses) on commodity risk management activities	69	(60)	129
Losses on extinguishments of debt	(25)	—	(25)
Inventory valuation adjustments	(12)	(13)	1
Equity in earnings of unconsolidated affiliates	87	61	26
Adjusted EBITDA related to unconsolidated affiliates	(185)	(162)	(23)
Other, net	14	(6)	20
Income before income tax expense (benefit)	325	281	44
Income tax expense (benefit)	35	(55)	90
Net income	$290	$336	$(46)
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2017 compared to the same periods last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three months ended March 31, 2017 increased primarily due to the following:

•
an increase of $36 million of expense recognized by Sunoco LP primarily attributable to the borrowings under Sunoco LP’s term loan agreement entered into on March 31, 2016, the issuance of our $800 million 6.250% senior notes on April 7, 2016, as well as the increase in borrowings under Sunoco LP’s revolving credit facility; and

•	an increase of $20 million of expense recognized by ETP primarily due to recent debt issuances by ETP and its consolidated subsidiaries.
Gains (Losses) on Interest Rate Derivatives. The change in gains (losses) on interest rate derivatives for the three months ended March 31, 2017 compared to the same period last year was primarily due to the recognition of $70 million of losses in the prior period. Losses on interest rate derivatives during the three months ended March 31, 2016 were primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three months ended March 31, 2017 and 2016, for the inventory associated with Sunoco LP and Sunoco Logistics as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected primarily include our proportionate share of such amounts related to Citrus, LLC, Fayetteville Express Pipeline LLC, PES, Midcontinent Express Pipeline LLC, RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP and others.
Other, net. Includes amortization of regulatory assets, certain acquisition related costs, other income and expense amounts, and non-cash expenses not included in the other reconciling items above.
Income Tax (Expense) Benefit. For the three months ended March 31, 2017 compared to the same period last year, the Partnership recorded higher income tax expense primarily due to higher earnings among the Partnership’s consolidated corporate subsidiaries. In addition, income tax benefit for the three months ended March 31, 2016 also reflected a $9 million net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.
Segment Operating Results
Investment in ETP

	Three Months Ended March 31,
	2017	2016	Change
Revenues	$6,895	$4,481	$2,414
Cost of products sold	5,192	2,968	2,224
Gross margin	1,703	1,513	190
Unrealized (gains) losses on commodity risk management activities	(64)	63	(127)
Operating expenses, excluding non-cash compensation expense	(372)	(348)	(24)
Selling, general and administrative, excluding non-cash compensation expense	(100)	(85)	(15)
Inventory valuation adjustments	(2)	26	(28)
Adjusted EBITDA related to unconsolidated affiliates	239	219	20
Other	10	24	(14)
Segment Adjusted EBITDA	$1,414	$1,412	$2
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP decreased due to the net impact of the following:

•
a decrease of $27 million in ETP’s interstate transportation and storage operations, primarily attributable to decreases in revenues on the Tiger pipeline and the Panhandle and Trunkline pipelines due to contract restructuring and lack of customer demand, respectively, and a decrease in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower margins on the Midcontinent Express pipeline due to a customer bankruptcy;

•
a decrease of $71 million from Sunoco Logistics due to the impact of LIFO inventory accounting on Sunoco Logistics’ contango inventory positions resulting in approximately $60 million of positive earnings during the first quarter 2016, compared to approximately $50 million of negative earnings during the first quarter 2017. The unfavorable LIFO timing is expected to be reversed in future periods as commodity prices fall or the inventory positions are liquidated. Excluding these inventory timing impacts, Adjusted EBITDA for the crude oil segment increased $33 million compared to the prior year period. This increase related to improved results from Sunoco Logistics’ crude oil pipelines and terminalling activities of $56 million which was largely attributable to expansion capital projects which commenced operations in 2016, the acquisition of Vitol Inc.'s crude oil assets in the fourth quarter 2016, and the formation of Permian Express Partners LLC in the first quarter of 2017. Partially offsetting this improvement was lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $23 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities;

•
a decrease of $10 million in ETP’s intrastate transportation and storage operations due to a decrease in transportation fees due to renegotiated contracts resulting in lower demand volumes beginning in the second quarter of 2016 on ETP’s ET Fuel pipeline offset by an increase in natural gas sales and other primarily due to higher realized gains from the buying and selling of gas along our system; offset by

•
an increase of $32 million in ETP’s liquids transportation and services operations, primarily attributable to higher volumes transported out of all major producing regions, including the Permian, North Texas, Louisiana and the Eagle Ford, but declined slightly in Southeast Texas, along with the impact of favorable market conditions and the ramp-up of the fourth fractionator at Mont Belvieu;

•
an increase of $57 million in ETP’s midstream operations primarily due to higher volumes in the Permian region and due to higher crude oil and NGL prices, partially offset by an increase in operating expenses primarily due to recent acquisitions;

•
an increase of approximately $21 million in ETP’s all other operations, primarily due to an increase of $22 million in Adjusted EBITDA related to ETP’s investment in PES. The three months ended March 31, 2017 also reflected higher gross margin of $9 million and lower selling, general and administrative expenses of $6 million resulting from lower transaction-rated expenses. The increases were partially offset by a decrease of $19 million related to the termination of the $75 million annual management fee paid by ETE that ended in 2016.

Unrealized Gains (Losses )on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the three months ended March 31, 2017 compared to the same periods last year, the changes included a decrease of $37 million related to Sunoco Logistics, a decrease of $35 million related to ETP’s liquids transportation and services operations, a decrease of $23 million related to ETP’s intrastate transportation and storage operations, a decrease of $16 million related to ETP’s all other operations and a decrease of $16 million for the three months ended March 31, 2017, related to ETP’s midstream operations.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories as a result of commodity price changes during the respective periods.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three months ended March 31, 2017 compared to the same periods last year, ETP’s operating expenses increased $24 million primarily due to increased costs associated with ETP’s fourth fractionator at Mont Belvieu and new pipelines placed in service.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the three months ended March 31, 2017 decreased $20 million compared to the same period last year primarily due to a $3 million decrease in adjusted EBITDA related to Sunoco LP as a result of the impact of refining crack spreads offset by a $22 million increase related to PES.
Investment in Sunoco LP

	Three Months Ended March 31,
	2017	2016	Change
Revenues	$4,394	$3,215	$1,179
Cost of products sold	3,891	2,704	1,187
Gross margin	503	511	(8)
Operating expenses, excluding non-cash compensation expense	(297)	(282)	(15)
Selling, general and administrative, excluding non-cash compensation expense	(60)	(55)	(5)
Inventory valuation adjustments	14	(12)	26
Unrealized gains on commodity risk management activities	(5)	(3)	(2)
Segment Adjusted EBITDA	$155	$159	$(4)

Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP decreased due to the net impact of the following:

•
a decrease of $8 million in gross margin primarily attributable to a $25 million decrease in the gross profit on wholesale motor fuel, offset by an increase in the rental and other gross profit of $8 million due to increased other retail income such as car wash, ATM and lottery income, an increase in the gross profit on retail motor fuel of $5 million due to higher sales price per retail motor fuel gallon, and an increase in the merchandise gross profit of $4 million due to the increase in the number of retail sites.

•	an increase in general and administrative expenses of $5 million primarily due to higher advertising costs and salaries and wages compared to the prior period.

•
an increase in other operating expenses of $15 million primarily attributable to Sunoco LP’s retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites.

Investment in Lake Charles LNG

	Three Months Ended March 31,
	2017	2016	Change
Revenues	$49	$49	$—
Operating expenses, excluding non-cash compensation expense	(5)	(4)	(1)
Selling, general and administrative, excluding non-cash compensation expense	—	(1)	1
Segment Adjusted EBITDA	$44	$44	$—
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
We expect our subsidiaries to utilize their resources, along with cash from their operations, to fund their growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time, as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.
ETP
Post-Merger ETP’s ability to satisfy its obligations and pay distributions to its unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the control of ETP’s management.
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
Sunoco LP currently expects to spend approximately $200 million on growth capital and $90 million on maintenance capital for the full year 2017.
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
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash provided by operating activities during 2017 was $893 million as compared to $985 million for 2016. Net income was $290 million and $336 million for 2017 and 2016, respectively. The difference between net income and the net cash provided by operating activities for the three months ended March 31, 2017 and 2016, primarily consisted of non-cash items totaling $623 million and $482 million, respectively, and net changes in operating assets and liabilities of $57 million and $90 million, respectively.
The non-cash activity in 2017 and 2016 consisted primarily of depreciation, depletion and amortization of $661 million and $562 million, respectively, equity in earnings of unconsolidated affiliates of $87 million and $61 million, respectively, inventory valuation adjustments of $12 million and $13 million, respectively, deferred income taxes of $34 million and $46 million, respectively, and unit-based compensation expense of $27 million and $1 million, respectively.
Cash paid for interest, net of interest capitalized, was $491 million and $427 million for the three months ended March 31, 2017 and 2016, respectively.
Capitalized interest was $53 million and $57 million for the three months ended March 31, 2017 and 2016, respectively.
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
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash provided by investing activities during 2017 was $203 million as compared to cash used in investing activities $1.94 billion for 2016. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 were $1.44 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 of $1.94 billion. During the three months ended March 31, 2017, we had proceeds from transactions of $1.7 billion.
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
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash used in financing activities during 2017 was $1.21 billion as compared to cash provided by financing activities of $1.16 billion for 2016. In 2017, ETP received $826 million in net proceeds from offerings of their common units as compared to $363 million in 2016. In 2016, Sunoco Logistics received $301 million in net proceeds from offerings of their common units. During 2017, we had a consolidated net decrease in our debt level of $809 million as compared to a net increase of $1.33 billion for 2016. In 2017, we paid net proceeds on affiliates notes in the amount of $268 million. We have paid distributions of $251 million and $299 million to our partners in 2017 and in 2016, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $752 million and $658 million in 2017 and 2016, respectively.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2017	December 31, 2016
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Secured Term Loan, due December 2, 2019	2,200	2,190
ETE Senior Secured Revolving Credit Facility	1,149	875
Subsidiary Indebtedness:
ETP Senior Notes	20,540	19,440
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	65	465
Sunoco Logistics Senior Notes	5,350	5,350
Transwestern Senior Notes	657	657
Sunoco LP Senior Notes, Term Loan and lease-related obligation	3,559	3,561
Revolving Credit Facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019 (1)	389	2,777
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (2)	740	1,292
Sunoco Logistics $1.00 billion 364-Day Credit Facility due December 2017 (3)	630	630
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	761	1,000
Bakken Term Note	2,500	1,100
PennTex $275 million Revolving Credit Facility due December 2019	157	168
Other Long-Term Debt	30	31
Unamortized premiums and fair value adjustments, net	93	101
Deferred debt issuance costs	(267)	(257)
Total	42,975	43,802
Less: Current maturities of long-term debt	392	1,194
Long-term debt and notes payable, less current maturities	$42,583	$42,608

(1)	Includes $389 million and $777 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $128 million and $50 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively.

(3)
Sunoco Logistics’ $1.00 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of March 31, 2017 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

Senior Notes and Term Loan
ETE Term Loan Facility
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
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with previous transactions, ETP became a co-obligor on Sunoco, Inc.’s existing senior notes and debentures. Obligations totaling $400 million matured and were repaid in January 2017 and the remaining balance was $65 million as of March 31, 2017.
ETP Senior Notes
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
Sunoco LP Term Loan Waiver
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of March 31, 2017, the balance on the term loan was $1.2 billion.

Credit Facilities and Commercial Paper
Parent Company Credit Facility
Indebtedness under the Parent Company Credit Facility is secured by all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets, but is not guaranteed by any of the Parent Company’s subsidiaries.
On March 24, 2017, the Parent Company entered into a Credit Agreement (the “Revolver Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch as administrative agent and the other lenders party thereto (the “Revolver Lenders”). The Revolver Credit Agreement has a scheduled maturity date of March 24, 2022 and includes an option for the Parent Company to extend the term, in each case subject to the terms and conditions set forth therein. Pursuant to the Revolver Credit Agreement, the Revolver Lenders have committed to provide advances up to an aggregate principal amount of $1.5 billion at any one time outstanding, and the Parent Company has the option to request increases in the aggregate commitments by up to $500 million in additional commitments. As part of the aggregate commitments under the facility, the Revolver Credit Agreement provides for letters of credit to be issued at the request of the Parent Company in an aggregate amount not to exceed a $150 million sublimit. Under the Revolver Credit Agreement, the obligations of the Partnership are secured by a lien on substantially all of the Partnership’s and certain of its subsidiaries’ tangible and intangible assets.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of March 31, 2017, there were $1,149 million outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $351 million.
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of March 31, 2017, the ETP Credit Facility had $389 million of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2017, the Sunoco Logistics Credit Facility had $740 million of outstanding borrowings, which included $128 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. In connection with Sunoco Logistics’ merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter of 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of March 31, 2017, the Sunoco LP credit facility had $761 million of outstanding borrowings and $21 million in standby letters of credit. The unused availability on the revolver at March 31, 2017 was $718 million.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of March 31, 2017, $2.5 billion was outstanding under this credit facility.

PennTex Revolving Credit Facility
PennTex maintains a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”) that is expandable up to $400 million under certain conditions and matures in December 2019. As of March 31, 2017, PennTex Revolving Credit Facility had $157 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2017.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850

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

Our distributions declared with respect to our Convertible Units during the year ended December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2017	2016
Limited Partners	$250	$240
General Partner interest	1	1
Total Parent Company distributions	$251	$241
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions historically has been primarily generated from its direct and indirect interests in ETP and Sunoco LP. Lake Charles LNG also contributes to the Parent Company’s cash available for distributions.
As the holder of ETP’s IDRs, the Parent Company has historically been entitled to an increasing share of ETP’s total distributions above certain target levels. Following the merger of ETP and Sunoco Logistics in April 2017, the Parent Company will continue to be entitled to such incentive distributions; however, the amount of the incentive distributions to be paid by Post-Merger ETP will be determined based on the historical incentive distribution schedule of Sunoco Logistics. The following table summarizes the target levels related to Post-Merger ETP’s distributions (as a percentage of total distributions on common units, IDRs and the general partner interest). The percentage reflected in the table includes only the percentage related to the IDRs and excludes distributions to which the Parent Company would also be entitled through its direct or indirect ownership of Post-Merger ETP’s general partner interest, Class I units and a portion of the outstanding Post-Merger ETP common units.

	Percentage of Total Distributions to IDRs	Quarterly Distribution Rate Target Amounts

Minimum quarterly distribution	—%	$0.075
First target distribution	—%	$0.075 to $0.0833
Second target distribution	13%	$0.0833 to $0.0958
Third target distribution	35%	$0.0958 to $0.2638
Fourth target distribution	48%	Above $0.2638
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Three Months Ended March 31,
	2017	2016
Distributions from ETP:
Limited Partner interests	$19	$3
Class H Units	97	83
General Partner interest	8	8
IDRs	354	331
IDR relinquishments net of Class I Unit distributions	(150)	(34)
Total distributions from ETP	328	391
Distributions from Sunoco LP
Limited Partner interests	2	2
IDRs	21	19
Total distributions from Sunoco LP	23	21
Total distributions received from subsidiaries	$351	$412
ETE has agreed to relinquish its right to the following amounts of incentive distributions from the Post-Merger ETP in future periods:

Total Year
2017 (remainder)	$499
2018	153
2019	128
Each year beyond 2019	33
ETE may agree to relinquish its rights to additional amounts of incentive distributions in future periods. Please see “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. ETE may agree to relinquish its rights to a portion of its incentive distributions in future periods without the consent of ETE unitholders.
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.

Cash Distributions Paid by ETP and Sunoco Logistics
Following the merger of ETP and Sunoco Logistics in April 2017, the Post-Merger ETP partnership agreement contains distribution provisions consistent with those of Sunoco Logistics prior to the merger.
For the quarter ended December 31, 2016, ETP and Sunoco Logistics paid distributions on February 14, 2017 of $1.0550 and $0.52, respectively, per common unit. For the quarter ended March 31, 2017, Post-Merger ETP declared a distribution of $0.5350 per common unit, payable on May 15, 2017 to unitholders of record on May 10, 2017.
The total amount of distributions declared during the periods presented were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2017	2016
	Post-Merger ETP	ETP	Sunoco Logistics
Limited Partners:
Common Units held by public	$567	$526	$107
Common Units held by ETP	—	—	33
Common Units held by ETE	15	3	—
Class H Units held by ETE	—	83	—
General Partner interest	4	8	3
Incentive distributions held by ETE	377	331	89
IDR relinquishments net of Class I Unit distributions	(157)	(34)	—
Total distributions declared to partners	$806	$917	$232
Cash Distributions Paid by PennTex
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Following are distributions declared and/or paid by PennTex subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 14, 2017	$0.2950
March 31, 2017	May 5, 2017	May 12, 2017	0.2950
Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255

The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2017	2016
Limited Partners:
Common units held by public	$44	$41
Common and subordinated units held by ETP	36	35
Common and subordinated units held by ETE	2	2
General Partner interest and Incentive distributions	21	19
Total distributions declared	$103	$97

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to our primary market risk exposures or how those exposures are managed.
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

	March 31, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	80,000	$—	$—	(682,500)	$—	$—
Basis Swaps IFERC/NYMEX (1)	8,372,500	—	—	2,242,500	(1)	—
Power (Megawatt):
Forwards	225,480	(1)	—	391,880	(1)	1
Futures	(58,000)	—	—	109,564	—	—
Options — Puts	67,200	—	—	(50,400)	—	—
Options — Calls	447,200	1	—	186,400	1	—
Crude (Bbls):
Futures	(1,418,000)	3	9	(617,000)	(4)	6
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,247,500)	(3)	2	10,750,000	2	—
Swing Swaps IFERC	(12,185,000)	(1)	1	(5,662,500)	(1)	1
Fixed Swaps/Futures	(51,102,500)	(9)	17	(52,652,500)	(27)	19
Forward Physical Contracts	16,763,209	4	—	(22,492,489)	1	—
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(1,827,400)	3	12	(5,786,627)	(40)	35
Refined Products (Bbls) — Futures	(1,492,000)	(3)	9	(3,144,000)	(21)	18
Corn (Bushels) — Futures	(730,000)	—	—	1,580,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(13,877,500)	—	—	(36,370,000)	2	1
Fixed Swaps/Futures	(13,877,500)	(3)	5	(36,370,000)	(26)	14

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2017, we and our subsidiaries had $8.62 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $86 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	March 31, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$500	$500
July 2018(2)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $200 million as of March 31, 2017. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $32 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2016 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
ITEM 1A. RISK FACTORS
The following risk factors should be read in conjunction with our risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Risks associated with the pending 7-Eleven Transaction may adversely affect Sunoco LP’s business, financial condition, results of operations and cash flows. There is no assurance when or even if the transaction will be completed.
Risks associated with the pending 7-Eleven Transaction may adversely affect Sunoco LP’s business, financial condition, results of operations and cash flows. Potential risks and uncertainties related to the 7-Eleven Transaction include, among others:

•
the possibility that Sunoco LP may not complete the 7-Eleven Transaction in a timely manner, or at all, including due to the failure to receive any necessary governmental or regulatory approvals required to complete the transactions contemplated by the asset purchase agreement;

•	the occurrence of any event, change or other circumstance that would give rise to the termination of the 7-Eleven asset purchase agreement;

•
the risk that the 7-Eleven Transaction disrupts current plans and operations, results in management distraction and the potential difficulties in maintaining relationships with customers, suppliers and other third parties and employee retention as a result of the announcement and consummation of the 7-Eleven Transaction;

•	the outcome of any legal proceedings that may be instituted against us following the announcement of the 7-Eleven Transaction;

•	limitations placed on Sunoco LP’s ability to operate its retail business under the 7-Eleven asset purchase agreement;

•
the possibility of purchase price adjustments pursuant to the terms of the 7-Eleven asset purchase agreement, which could reduce the cash proceeds ultimately received by Sunoco LP in the 7-Eleven Transaction, even if it is completed; and

•	costs, fees, expenses and charges related to the 7-Eleven Transaction.
There can be no assurance that Sunoco LP will be able to satisfy the 7-Eleven Transaction closing conditions or that closing conditions beyond Sunoco LP’s control will be satisfied or waived.
The completion of the 7-Eleven Transaction may result in credit ratings organizations and/or securities analysts taking actions that may adversely affect Sunoco LP’s business, financial condition, results of operations and cash flows, as well as the market price of Sunoco LP’s securities.
In connection with the completion of the 7-Eleven Transaction, ratings agencies may reevaluate Sunoco LP’s credit ratings. A downgrade may increase Sunoco LP’s cost of borrowing, negatively impact Sunoco LP’s ability to raise additional debt capital, negatively impact its ability to successfully compete or negatively impact the willingness of counterparties to deal with Sunoco LP, each of which could have a material adverse effect on its business, financial condition, results of operations and cash flows, as well as the market price of its securities.
Further, the trading market for Sunoco LP’s securities will depend in part on the research and reports that third-party securities analysts publish about Sunoco LP. In connection with the completion of the 7-Eleven Transaction, one or more of these analysts could downgrade Sunoco LP’s securities or issue other negative commentary about Sunoco LP or the industry in which Sunoco LP participates, which could cause the trading price of its securities to decline.
Sunoco LP may not complete the 7-Eleven Transaction if it is unable to satisfy certain closing conditions relating to its senior notes and credit facilities.
The asset purchase agreement for the 7-Eleven Transaction contains provisions that require Sunoco LP, prior to the closing, to either (i) satisfy and discharge the indentures governing its outstanding 6.250% Senior Notes due 2021, 5.500% Senior Notes due

2020 and 6.375% Senior Notes due 2023 (collectively, the “Sunoco LP Senior Notes”) pursuant to the terms of the respective indentures or (ii) complete a consent solicitation to the holders of the Sunoco LP Senior Notes pursuant to which the indentures governing the Sunoco LP Senior Notes are to be amended to modify, delete or waive the change of control covenants, merger covenants and other provisions in the indentures with respect to the 7-Eleven Transaction. In addition, Sunoco LP will be required to obtain waivers under its credit facilities to permit the 7-Eleven Transaction. However, it is possible that Sunoco LP will not have sufficient funds, or the ability to raise sufficient funds, to either redeem or repurchase the Sunoco LP Senior Notes or obtain the consent of a majority of the holders of each series of Sunoco LP Senior Notes to amend the indentures, or obtain the consent of a majority of the lenders of each of the credit facilities, and Sunoco LP may be unable to complete the 7-Eleven Transaction as a result.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
1.1
Equity Distribution Agreement, dated as of March 21, 2017, by and among Energy Transfer Equity, L.P., Citigroup Global Markets Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., Jefferies LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Natixis Securities Americas LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, UBS Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 of Form 8-K, File No. 1-32740, filed March 21, 2017.)

10.1
Credit Agreement, dated March 24, 2017 among Energy Transfer Equity, L.P., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed March 24, 2017.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	May 4, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)