Form 10-Q
period 2017-06-30
Energy Transfer Equity, L.P.
filed 2017-08-09
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 4, 2017, the registrant had 1,079,185,030 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity” the “Partnership” or “ETE”) in periodic press releases and some oral statements of Energy Transfer Equity officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017 and “Part II — Item 1A. Risk Factors,” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

DOJ	U.S. Department of Justice

EPA	Environmental Protection Agency

ETLP Credit Facility	Energy Transfer, LP’s $3.75 billion revolving credit facility

ETP	Energy Transfer Partners, L.P. subsequent to the close of the merger of Sunoco Logistics Partners L.P. and Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

ii

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PES	Philadelphia Energy Solutions

PennTex	PennTex Midstream Partners, LP

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

SEC	Securities and Exchange Commission

Series A Convertible Preferred Units	ETE Series A convertible preferred units

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$375	$463
Accounts receivable, net	3,329	3,557
Accounts receivable from related companies	136	47
Inventories	1,882	2,103
Derivative assets	9	21
Other current assets	401	503
Current assets held for sale	4,194	291
Total current assets	10,326	6,985

Property, plant and equipment	65,732	61,158
Accumulated depreciation and depletion	(8,924)	(7,905)
	56,808	53,253

Advances to and investments in unconsolidated affiliates	3,182	3,040
Other non-current assets, net	852	816
Intangible assets, net	6,267	5,489
Goodwill	5,174	5,170
Non-current assets held for sale	—	4,258
Total assets	$82,609	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,368	$3,502
Accounts payable to related companies	24	42
Derivative liabilities	12	172
Accrued and other current liabilities	2,923	2,367
Current maturities of long-term debt	1,370	1,194
Liabilities associated with assets held for sale	68	—
Total current liabilities	7,765	7,277

Long-term debt, less current maturities	43,084	42,608
Long-term notes payable – related company	—	250
Non-current derivative liabilities	201	76
Deferred income taxes	5,170	5,112
Other non-current liabilities	1,178	1,055
Liabilities associated with assets held for sale	—	68

Commitments and contingencies

Preferred units of subsidiary	—	33
Redeemable noncontrolling interests	22	15

Equity:
General Partner	(4)	(3)
Limited Partners:
Common Unitholders	(1,490)	(1,871)
Series A Convertible Preferred Units	309	180
Total partners’ capital (deficit)	(1,185)	(1,694)
Noncontrolling interest	26,374	24,211
Total equity	25,189	22,517
Total liabilities and equity	$82,609	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Natural gas sales	$1,022	$695	$2,034	$1,533
NGL sales	1,487	1,150	3,033	2,090
Crude sales	2,131	1,714	4,478	2,923
Gathering, transportation and other fees	1,111	1,087	2,176	2,090
Refined product sales	2,544	2,539	5,222	4,006
Other	640	230	1,220	880
Total revenues	8,935	7,415	18,163	13,522
COSTS AND EXPENSES
Cost of products sold	6,887	5,479	14,178	9,816
Operating expenses	478	444	915	852
Depreciation, depletion and amortization	604	537	1,208	1,048
Selling, general and administrative	178	150	342	306
Total costs and expenses	8,147	6,610	16,643	12,022
OPERATING INCOME	788	805	1,520	1,500
OTHER INCOME (EXPENSE)
Interest expense, net	(485)	(443)	(966)	(862)
Equity in earnings of unconsolidated affiliates	49	95	136	156
Losses on extinguishments of debt	—	—	(25)	—
Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Other, net	67	26	92	43
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	394	402	737	686
Income tax expense (benefit)	21	(7)	60	(62)
INCOME FROM CONTINUING OPERATIONS	373	409	677	748
Income (loss) from discontinued operations, net of income taxes	(256)	15	(270)	12
NET INCOME	117	424	407	760
Less: Net income (loss) attributable to noncontrolling interest	(95)	183	(44)	207
NET INCOME ATTRIBUTABLE TO PARTNERS	212	241	451	553
General Partner’s interest in net income	—	1	1	2
Convertible Unitholders’ interest in income	8	1	14	1
Limited Partners’ interest in net income	$204	$239	$436	$550
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.19	$0.23	$0.41	$0.53
Diluted	$0.19	$0.23	$0.40	$0.52
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.18	$0.23	$0.40	$0.53
Diluted	$0.18	$0.23	$0.39	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$117	$424	$407	$760
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	1	3	3	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	(1)	6	(3)	(3)
Foreign currency translation adjustments	—	—	—	(1)
Change in other comprehensive income from unconsolidated affiliates	(1)	(5)	(1)	(11)
	(1)	4	(1)	(10)
Comprehensive income	116	428	406	750
Less: Comprehensive income (loss) attributable to noncontrolling interest	(96)	187	(45)	197
Comprehensive income attributable to partners	$212	$241	$451	$553

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Series A Convertible Preferred Units	Non-controlling Interest	Total
Balance, December 31, 2016	$(3)	$(1,871)	$180	$24,211	$22,517
Distributions to partners	(2)	(499)	—	—	(501)
Distributions to noncontrolling interest	—	—	—	(1,419)	(1,419)
Distributions reinvested	—	(115)	115	—	—
Subsidiary units issued	—	(50)	(1)	513	462
Issuance of common units	—	568	—	—	568
Capital contributions received from noncontrolling interest	—	—	—	1,444	1,444
PennTex unit acquisition	—	(2)	—	(278)	(280)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	—	45	45
Sale of Bakken Pipeline interest	—	42	—	1,958	2,000
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Other, net	—	1	1	(55)	(53)
Net income	1	436	14	(44)	407
Balance, June 30, 2017	$(4)	$(1,490)	$309	$26,374	$25,189

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$407	$760
Reconciliation of net income to net cash provided by operating activities:
Loss (income) from discontinued operations	270	(12)
Depreciation, depletion and amortization	1,208	1,048
Deferred income taxes	48	(77)
Unit-based compensation expense	47	23
Inventory valuation adjustments	103	(168)
Equity in earnings of unconsolidated affiliates	(136)	(156)
Distributions from unconsolidated affiliates	125	133
Other	(61)	(98)
Net change in operating assets and liabilities, net of effects of acquisition	(581)	(73)
Net cash provided by operating activities	1,430	1,380
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—
Proceeds from (cash paid for) acquisitions, net of cash received	(289)	—
Capital expenditures, excluding allowance for equity funds used during construction	(2,870)	(3,723)
Contributions to unconsolidated affiliates	(225)	(30)
Distributions from unconsolidated affiliates in excess of cumulative earnings	94	56
Other	42	196
Net cash used in investing activities	(1,528)	(3,501)
FINANCING ACTIVITIES
Proceeds from borrowings	14,950	12,048
Repayments of long-term debt	(14,304)	(9,551)
Cash paid on affiliate notes	(255)	—
Subsidiary units issued for cash	462	1,075
Units issued for cash	568	—
Distributions to partners	(501)	(540)
Distributions to noncontrolling interest	(1,401)	(1,343)
Redemption of Preferred Units	(53)	—
Capital contributions received from noncontrolling interest	456	161
Other	(3)	276
Net cash provided by (used in) financing activities	(81)	2,126
DISCONTINUED OPERATIONS
Operating activities	165	139
Investing activities	(72)	(274)
Changes in cash included in current assets held for sale	(2)	9
Net increase (decrease) in cash and cash equivalents of discontinued operations	91	(126)
Decrease in cash and cash equivalents	(88)	(121)
Cash and cash equivalents, beginning of period	463	581
Cash and cash equivalents, end of period	$375	$460

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
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed a merger transaction (the “Sunoco Logistics Merger”) in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction. Prior to the Sunoco Logistics Merger, Sunoco Logistics was a consolidated subsidiary of Energy Transfer Partners, L.P. Under the terms of the transaction, the unitholders received 1.5 common units of Sunoco Logistics for each Energy Transfer Partners, L.P. common unit they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. Based on the number of Energy Transfer Partners, L.P. common units outstanding at the closing of the merger, Sunoco Logistics issued approximately 832 million Sunoco Logistics common units to Energy Transfer Partners, L.P. unitholders. In connection with the merger, the Energy Transfer Partners, L.P. Class H units were cancelled. The outstanding Energy Transfer Partners, L.P. Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of Energy Transfer Partners, L.P. units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by Energy Transfer Partners, L.P. at the effective time of the merger were cancelled.
Prior to the Sunoco Logistics Merger, ETE owned 18.4 million Energy Transfer Partners, L.P. common units (representing 3.3% of the total outstanding common units), 81 million Energy Transfer Partners, L.P. Class H units and 100 Energy Transfer Partners, L.P. Class I units. In connection with the Sunoco Logistics Merger, the Class H units were cancelled, and ETE now owns 27.5 million ETP common units (representing 2.5% of the total outstanding common units) and 100 ETP Class I units. The ETP Class I units have the same rights, privileges, duties and obligations as those historically associated with the Class I units prior to the Sunoco Logistics Merger.
At the time of the Sunoco Logistics Merger, Energy Transfer Partners, L.P. changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P. For purposes of maintaining clarity, the following references are used herein:

•	References to “ETLP” refer to the entity named Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP and Sunoco LP;

•	consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDR interests in ETP and Sunoco LP; and

•	our wholly-owned subsidiary, Lake Charles LNG.
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

Business Operations
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 15 for stand-alone financial information apart from that of the consolidated partnership information included herein.
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
Certain prior period amounts have been reclassified to conform to the 2017 presentation. Other than the reclassification of certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations, these reclassifications had no impact on net income or total equity.
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
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership expects that the adoption of this standard will change its approach for measuring goodwill impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption. Sunoco LP early adopted ASC No. 2017-04 during its interim goodwill impairment test in the second quarter of 2017. The Partnership plans to apply this ASU for its annual goodwill impairment test in the fourth quarter of 2017.

2.	ACQUISITIONS AND DIVESTURES
Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil Corporation (“ExxonMobil”). Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.

The Partnership’s ownership percentage in PEP was approximately 85% as of June 30, 2017. In July 2017, the Partnership contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in its ownership interest in PEP to approximately 88%. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale of a portfolio of approximately 1,112 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven Transaction”). The closing of the transaction contemplated by the asset purchase agreement is expected to occur in the fourth quarter of 2017.
With the assistance of a third-party brokerage firm, Sunoco LP begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven purchase agreement. There can be no assurance of Sunoco LP’s success in selling the remaining company-operated retail assets, nor the price or terms of such sale, and even if a sale is consummated, Sunoco LP may remain contingently responsible for certain risks and obligations related to the divested retail assets.
The Partnership has concluded that it meets the accounting requirements for reporting results of operations and cash flows of Sunoco LP’s continental United States retail convenience stores as discontinued operations and the related assets and liabilities as held for sale.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the consolidated balance sheet:

	June 30, 2017	December 31, 2016
Carrying amount of assets classified as held for sale:
Cash and cash equivalents	$22	$20
Inventories	186	188
Other current assets	82	83
Property, plant and equipment, net	2,141	2,185
Goodwill	1,260	1,568
Intangible assets, net	501	503
Other non-current assets, net	2	2
Total assets classified as held for sale in the Consolidated Balance Sheet	$4,194	$4,549

Carrying amount of liabilities classified as held for sale:
Other current and non-current liabilities	68	68
Total liabilities classified as held for sale in the Consolidated Balance Sheet	$68	$68

The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$2,249	$1,917	$4,268	$3,504

COSTS AND EXPENSES
Cost of products sold	1,851	1,575	3,551	2,860
Operating expenses	255	244	491	477
Depreciation, depletion and amortization	6	51	63	102
Selling, general and administrative	32	25	65	37
Total costs and expenses	2,144	1,895	4,170	3,476
OPERATING INCOME	105	22	98	28
Interest expense, net	4	7	9	15
Other, net	323	2	329	3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	(222)	13	(240)	10
Income tax expense (benefit)	34	(2)	30	(2)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(256)	$15	$(270)	$12
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO ETE	$(8)	$—	$(9)	$—
In connection with the classification of those assets as held-for-sale, the related goodwill was tested for impairment based on the assumed proceeds from the sale of those assets, resulting in a goodwill impairment of $320 million.
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
Non-cash investing activities were as follows:

	Six Months Ended June 30,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,364	$881
Losses from subsidiary common unit issuances, net	(51)	(12)
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4. INVENTORIES
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Natural gas and NGLs	$546	$699
Crude oil	681	683
Refined products	417	483
Other	238	238
Total inventories	$1,882	$2,103
ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5. FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2017 was $46.14 billion and $44.45 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $45.05 billion and $43.80 billion, respectively. The fair value of our consolidated debt obligations is Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	9	9	—	—
Swing Swaps IFERC	3	1	2	—
Fixed Swaps/Futures	38	38	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	13	—	13	—
Futures	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	77	77	—	—
Refined Products — Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	155	136	19	—
Total assets	$155	$136	$19	$—
Liabilities:
Interest rate derivatives	$(201)	$—	$(201)	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—	—
Swing Swaps IFERC	(2)	—	(2)	—
Fixed Swaps/Futures	(25)	(25)	—	—
Forward Physical Swaps	(1)	—	(1)	—
Power:
Forwards	(12)	—	(12)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(70)	(70)	—	—
Refined Products — Futures	(8)	(8)	—	—
Crude — Futures	(5)	(5)	—	—
Total commodity derivatives	(133)	(118)	(15)	—
Total liabilities	$(334)	$(118)	$(216)	$—

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	14	14	—	—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Contracts	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options — Calls	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	233	233	—	—
Refined Products — Futures	2	2	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	363	356	7	—
Total assets	$363	$356	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(273)	(273)	—	—
Refined Products — Futures	(23)	(23)	—	—
Crude - Futures	(13)	(13)	—	—
Total commodity derivatives	(478)	(470)	(8)	—
Total liabilities	$(672)	$(470)	$(201)	$(1)

6. NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$373	$409	$677	$748
Less: Income from continuing operations attributable to noncontrolling interest	153	168	217	195
Income from continuing operations, net of noncontrolling interest	220	241	460	553
Less: General Partner’s interest in income	—	1	1	2
Less: Convertible Unitholders’ interest in income	8	1	14	1
Income from continuing operations available to Limited Partners	$212	$239	$445	$550
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,075.2	1,048.9	1,077.2	1,046.9
Basic income from continuing operations per Limited Partner unit	$0.19	$0.23	$0.41	$0.53
Basic income from discontinued operations per Limited Partner unit	$(0.01)	$0.00	$(0.01)	$0.00
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$212	$239	$445	$550
Dilutive effect of equity-based compensation of subsidiaries and distributions to Convertible Unitholders	8	1	15	1
Diluted income from continuing operations available to Limited Partners	$220	$240	$460	$551
Weighted average limited partner units	1,075.2	1,048.9	1,077.2	1,046.9
Dilutive effect of unconverted unit awards and Convertible Units	66.1	14.9	66.5	5.6
Diluted weighted average limited partner units	1,141.3	1,063.8	1,143.7	1,052.5
Diluted income from continuing operations per Limited Partner unit	$0.19	$0.23	$0.40	$0.52
Diluted income (loss) from discontinued operations per Limited Partner unit	$(0.01)	$0.00	$(0.01)	$0.00
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

Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in ETP or (b) equity interests of any person which owns, directly or indirectly, IDRs in ETP, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
Under the Term Credit Agreement, the obligations of the Parent Company are secured by a lien on substantially all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets including (i) approximately 27.5 million common units representing limited partner interests in ETP owned by the Partnership; and (ii) the Partnership’s 100% equity interest in Energy Transfer Partners, L.L.C. and Energy Transfer Partners GP, L.P., through which the Partnership indirectly holds all of the outstanding general partnership interests and IDRs in ETP. The Term Loan Facility is not guaranteed by any of the Partnership’s subsidiaries.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of June 30, 2017, there were $1.20 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $298 million.
Subsidiary Indebtedness
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of June 30, 2017, the balance on the term loan was $1.2 billion.
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of June 30, 2017, the ETLP Credit Facility had $1.54 billion of outstanding borrowings, all of which was commercial paper.

Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2017, the Sunoco Logistics Credit Facility had $1.67 billion of outstanding borrowings, which included $241 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion.In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of June 30, 2017, the Sunoco LP credit facility had $825 million of outstanding borrowings and $20 million in standby letters of credit. The unused availability on the revolver at June 30, 2017 was $655 million.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of June 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). As of June 30, 2017, the PennTex Revolving Credit Facility had $148 million of outstanding borrowings. In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2017.
8. REDEEMABLE PREFERRED UNITS
In January 2017, Energy Transfer Partners, L.P. repurchased all of its 1.9 million outstanding Preferred Units for cash in the aggregate amount of $53 million.
9. EQUITY
ETE
The changes in ETE common units and Convertible Units during the six months ended June 30, 2017 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2016	329.3	1,046.9
Issuance of common units	—	32.2
Outstanding at June 30, 2017	329.3	1,079.1
ETE Equity Distribution Agreement
In March 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1 billion. There was no activity under the distribution agreements for the six months ended June 30, 2017.

Series A Convertible Preferred Units
As of June 30, 2017, The Partnership had 329.3 million Series A Convertible Preferred Units outstanding with a carrying value of $309 million.
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued ETP common units for approximately $568 million.
Repurchase Program
During the six months ended June 30, 2017, ETE did not repurchase any ETE common units under its current buyback program. As of June 30, 2017, $936 million remained available to repurchase under the current program.
Subsidiary Equity Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the six months ended June 30, 2017, we recognized decreases in partners’ capital of $51 million.
ETP Common Unit Transactions
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. equity distribution agreement was terminated. In May 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.00 billion. During the six months ended June 30, 2017, the Partnership received proceeds of $358 million, net of $4 million of commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes.
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. distribution reinvestment plan was terminated. During the six months ended June 30, 2017, distributions of $71 million were reinvested under the distribution reinvestment plan. In July 2017, ETP initiated a new distribution reinvestment plan.
Sunoco LP Common Unit Transactions
During the six months ended June 30, 2017, Sunoco LP received net proceeds of $33 million from the issuance of 1.3 million Sunoco LP common units pursuant to its equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes. As of June 30, 2017, $295 million of Sunoco LP’s common units remained available to be issued under the equity distribution agreement.
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
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which the Partnership indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, the Partnership owns a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.

PennTex Tender Offer and Limited Call Right Exercise
In June 2017, Energy Transfer Partners, L.P. purchased all of the outstanding PennTex common units not previously owned by Energy Transfer Partners, L.P. for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850
June 30, 2017 (1)	August 7, 2017	August 21, 2017	$0.2850

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

Our distributions declared with respect to our Convertible Units subsequent to December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
ETP Quarterly Distributions of Available Cash
Following the Sunoco Logistics Merger, cash distributions are declared and paid in accordance with the ETP’s limited partnership agreement, which was Sunoco Logistics’ limited partnership agreement prior to the Sunoco Logistics Merger. Under the agreement, within 45 days after the end of each quarter, ETP distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as "available cash" in ETP’s partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct ETP's business. ETP will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
If cash distributions exceed $0.0833 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as "incentive distributions." The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.
For the quarter ended December 31, 2016, Energy Transfer Partners, L.P. and Sunoco Logistics paid distributions on February 14, 2017 of $0.7033 and $0.52, respectively, per common unit.
Following are distributions declared and/or paid by ETP subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500

ETE has agreed to relinquish its right to the following amounts of incentive distributions from ETP in future periods:

Total Year
2017 (remainder)	$336
2018	153
2019	128
Each year beyond 2019	33
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2017	December 31, 2016
Available-for-sale securities	$5	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	4	7
Investments in unconsolidated affiliates, net	3	4
Subtotal	7	8
Amounts attributable to noncontrolling interest	(7)	(8)
Total AOCI, net of tax	$—	$—

10.	INCOME TAXES
For the three and six months ended June 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $77 million during the periods presented. For the three and six months ended June 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.
11. REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETLP (formerly Energy Transfer Partners, L.P.) agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchasers. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETLP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes. The remaining outstanding 7.00% senior notes were repurchased in May 2017, and ETLP no longer guarantees any AmeriGas notes.

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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental expense	$31	$33	$64	$63
Less: Sublease rental income	(7)	(6)	(13)	(12)
Rental expense, net	$24	$27	$51	$51
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with or sympathetic to the Standing Rock Sioux Tribe (the “SRST”) began to protest the development of the pipeline project. Protesters trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted and later dissolved a TRO enjoining protest activity. The protestors moved to dismiss the lawsuit and the Court granted their motion in May 2017.
On July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion in the U.S. District Court for an injunction pending the appeal, which was denied. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statutes governing the use of government property.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In February 2017, in response to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. Almost immediately, the Cheyenne River Sioux Tribe (“CRST”), which had intervened in the lawsuit in August 2016, moved for a preliminary injunction and TRO to block operation of the pipeline. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and preliminary injunction, and the CRST appealed and requested an injunction pending appeal in the district court and the D.C. Circuit. Both courts denied the CRST’s request for an injunction pending appeal. Shortly thereafter, at CRST’s request, the D.C. Circuit dismissed CRST’s appeal.
The SRST and the CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four tribes.
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. The USACE has advised the Court that it expects to have completed this additional work by the end of 2017. The Court ordered briefing that will conclude at the end of August 2017 to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process and the Court is expected to rule on this issue during September 2017. The USACE and Dakota Access have each filed a brief with the Court to oppose any shutdown of operations of the pipeline during this review process. The Court has stayed consideration of any other claims until it fully resolves the remaining issues relating to its remand order.
While we believe that the pending lawsuits are unlikely to block operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has or will be seeking reimbursement for these losses.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, typically governmental authorities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.

As of June 30, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania plaintiffs assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 9 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 9 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. The remaining portion of the New Jersey case remains in the multidistrict litigation. In early 2017, Sunoco, Inc. and Sunoco, Inc. (R&M) and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement, among other things. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. An adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but such an adverse determination likely would not have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All but one Regency merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted defendants’ motion to dismiss the lawsuit. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint. On February 21, 2017, Regency and the other defendants filed their respective Motions to Dismiss the Chancery Court matter. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. Briefing on both of these motions is ongoing.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP intends to file a petition for review with the Texas Supreme Court.
Sunoco Logistics Merger Litigation
Five purported Energy Transfer Partners, L.P. common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (b) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (c) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (d) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (e) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”).
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. Plaintiffs allege that (i) defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange

Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Partners LLC have aided and abetted those alleged breaches.
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
On May 31, 2017, a Joint Stipulation and Order was filed (1) setting deadlines for Plaintiffs’ Amended Complaint and Defendants’ Answer; (2) dismissing Sunoco Logistics and Sunoco Partners LLC from the lawsuits; and (3) consolidating the remaining five lawsuits under the Shure Lawsuit.
Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
Litigation Filed By or Against Williams
On April 6, 2016, Williams filed a complaint against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware Williams Litigation”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., C.A. No. 12168-VCG. Williams alleged that Defendants breached the merger agreement between Williams, ETE, and several of ETE’s affiliates (the “Merger Agreement”) by issuing ETE’s Series A Convertible Preferred Units. Williams alleged, the issuance of Convertible Units (the “Issuance”) violates various contractual restrictions on ETE’s actions between the execution and closing of the merger. Williams sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
On May 3, 2016, ETE and LE GP filed an answer and counterclaim in the First Delaware Williams Litigation. The counterclaim asserts in general that Williams materially breached its obligations under the Merger Agreement by (a) blocking ETE’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow Williams’ independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering and (b) bringing a lawsuit concerning the Issuance against Mr. Warren in the District Court of Dallas County, Texas, which the Texas state court later dismissed based on the Merger Agreement’s forum-selection clause
On May 13, 2016, Williams filed a second lawsuit in the Delaware Court of Chancery (the “Court”) against ETE and LE GP and added Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC as additional defendants (collectively, “Defendants”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12337-VCG (the “Second Delaware Williams Litigation”). In general, Williams alleged that Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), a condition precedent to the closing of the merger, (b) breaching a representation and warranty in the Merger Agreement concerning Section 721 of the Internal Revenue Code, and (c) taking actions that allegedly delayed the SEC in declaring the Form S-4 filed in connection with the merger (the “Form S-4”) effective. Williams asked the Court, in general, to (a) issue a declaratory judgment that ETE breached the Merger Agreement, (b) enjoin ETE from terminating the Merger Agreement on the basis that it failed to obtain a 721 Opinion, (c) enjoin ETE from terminating the Merger Agreement on the basis that the transaction failed to close by the outside date, and (d) force ETE to close the merger or take various other affirmative actions. Williams sought to expedite the second lawsuit, and ETE agreed to expedite both Delaware actions.
ETE filed an answer and counterclaim in the Second Delaware Williams Litigation. In addition to the counterclaims previously asserted, ETE asserted that Williams materially breached the Merger Agreement by, among other things, (a) modifying or qualifying the Williams board of directors’ recommendation to its stockholders regarding the merger, (b) failing to provide material information to ETE for inclusion in the Form S-4 related to the merger, (c) failing to facilitate the financing of the merger, (d) failing to use its reasonable best efforts to consummate the merger, and (e) breaching the Merger Agreement’s forum-selection clause. ETE sought, among other things, a declaration that it could validly terminate the Merger Agreement after June 28, 2016 in the event that Latham was unable to deliver the 721 Opinion on or prior to June 28, 2016.
After a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE on Williams’ claims in the Second Delaware WMB Litigation and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied Williams’ requests for injunctive relief. The

Court did not reach Williams’ claims related to the Issuance or ETE’s counterclaims. Williams filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016, styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., No. 330, 2016.
Williams filed an amended complaint on September 16, 2016. In the amended complaint, Williams abandons its request for injunctive relief, including its request that the Court order Defendants to consummate the merger. Instead, Williams seeks a $410 million termination fee and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Defendants breached an additional representation and warranty in the Merger Agreement.
Defendants filed amended counterclaims and affirmative defenses on September 23, 2016. In the amended counterclaim, Defendants seek a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, Williams filed a motion to dismiss Defendants’ amended counterclaims and to strike certain of Defendants’ affirmative defenses. Following briefing by the parties on Williams’ motion, the Delaware Court of Chancery held oral arguments on November 30, 2016. The parties are awaiting the Court’s decision.
On January 11, 2017, the Delaware Supreme Court held oral arguments on Williams’ appeal of the June 2016 trial. The Delaware Supreme Court affirmed the Court of Chancery on March 23, 2017 and denied Williams’ motion for reargument on April 5, 2017. As a result of the Delaware Supreme Court’s affirmance, Williams has conceded that its $10 billion damages claim is foreclosed, although its $410 million termination fee claim remains pending.
The parties are currently engaging in discovery in connection with their amended claims and counterclaims.

Unitholder Litigation Relating to the Issuance
In April 2016, two purported ETE unitholders (the “Issuance Plaintiffs”) filed putative class action lawsuits against ETE, LE GP, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon (collectively, the “Issuance Defendants”) in the Delaware Court of Chancery. These lawsuits have been consolidated as In re Energy Transfer Equity, L.P. Unitholder Litigation, Consolidated C.A. No. 12197-VCG, in the Court of Chancery of the State of Delaware. Another purported ETE unitholder, Chester County Employees’ Retirement Fund, joined the consolidated action as an additional plaintiff of April 25, 2016.
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
The parties engaged in discovery, and the Issuance Plaintiffs’ filed a consolidated amended complaint on August 29, 2016. In addition to the injunctive relief described above, the Issuance Plaintiffs seek class-wide damages allegedly resulting from the Issuance.
On September 28, 2016, the Issuance Defendants and the Issuance Plaintiffs filed cross-motions for partial summary judgment. The Court held a hearing on the parties’ motions on November 9, 2016. On February 28, 2017, the Court denied both motions for partial summary judgment. The parties are continuing to engage in discovery.
Litigation filed by BP Products
On April 30, 2015, BP Products North America Inc. (“BP”) filed a complaint with the Federal Energy Regulatory Commission (“FERC”), BP Products North America Inc. v. Sunoco Pipeline L.P., FERC Docket No. OR15-25-000, alleging that Sunoco Pipeline L.P. (“SPLP”), a wholly-owned subsidiary of ETP, entered into certain throughput and deficiency (“T&D”) agreements with shippers other than BP regarding SPLP’s crude oil pipeline between Marysville, Michigan and Toledo, Ohio, and revised its proration policy relating to that pipeline in an unduly discriminatory manner in violation of the Interstate Commerce Act (“ICA”). The complaint asked FERC to (1) terminate the agreements with the other shippers, (2) revise the proration policy, (3) order SPLP to restore BP’s volume history to the level that existed prior to the execution of the agreements with the other shippers, and (4) order damages to BP of approximately $62 million, a figure that BP reduced in subsequent filings to approximately $41 million.
SPLP filed an answer on June 1, 2015, denying the allegations in the complaint. SPLP asserted that neither its contracts nor proration policy were unlawful and that BP’s complaint was barred by the ICA’s two-year statute of limitations provision.

Interventions were filed by the two companies with which SPLP entered into T&D agreements, Marathon Petroleum Company (“Marathon”) and PBF Holding Company and Toledo Refining Company (collectively, “PBF”). By order dated July 31, 2015, FERC set the matter for hearing.
On May 26, 2017, the Administrative Law Judge Patricia E. Hurt (“ALJ”) issued her Initial Decision and found that SPLP had acted discriminatorily by entering into T&D agreements with the two shippers other than BP and recommended that the FERC (1) adopt Trial Staff’s $13 million alternative damages proposal, (2) void the T&D agreements with Marathon and PBF, (3) re-set each shipper’s volume history to the level prior to the effective date of the proration policy, and (4) investigate the proration policy. The ALJ held that BP’s claim for damages was not time-barred in its entirety, but that it was not entitled to damages more than two years prior to the filing of the complaint.
On July 26, 2017, each of the parties filed with the FERC a brief on exceptions to the Initial Decision. SPLP challenged all of the Initial Decision’s primary findings (except for the adjustment to the individual shipper volume histories). BP and FERC trial staff challenged various aspects of the initial decision related to remedies and the statute of limitations issue.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2017 and December 31, 2016, accruals of approximately $73 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
In December 2016, Sunoco Logistics received multiple NOVs from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at its Marcus Hook Industrial Complex (“MHIC”) in July 2016. Sunoco Logistics also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and ETP is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of ETP subsidiary Rover Pipeline LLC’s (“Rover”) pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April to July, 2017. The Ohio EPA has proposed penalties of more than $900,000 in connection with the alleged violations and is seeking certain corrective actions. ETP is working with Ohio EPA to resolve the matter. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. The timing or outcome of this matter cannot be reasonably determined at this time; however, Rover anticipates resuming HDD activities before their suspension results in a material delay of pipeline construction.
On July 17, 2017, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Cease and Desist order requiring Rover to cease any land development activity in Doddridge and Tyler Counties. Under the order, Rover has 20 days to submit a corrective action plan and schedule for agency review. The order follows several notices of violation WVDEP issued to Rover alleging stormwater non-compliance. Rover is complying with the order, has already addressed many of the stormwater control issues, and anticipates having the corrective action plan and schedule in place before the order results in a material delay of pipeline construction.

On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania.  On August 1st the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company.
In addition, on June 27, 2017 and July 25, 2017, the PADEP entered into a Consent Order and Agreement with Sunoco Pipeline regarding inadvertent returns of drilling fluids at three HDD locations in Pennsylvania that affected waters of the State.  Those agreements require SPLP to cease HDD activities at those three locations until PADEP reauthorizes such activities and to submit a corrective action plan for agency review and approval.  The company is working to fulfill the requirements of those agreements and has been authorized by PADEP to resume drilling at one of the three locations.
No amounts have been recorded in our June 30, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ and Louisiana Department of Environmental Quality notifying Sunoco Pipeline L.P. (“SPLP”) and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) operated and owned by SPLP in February of 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) operated by SPLP and owned by Mid-Valley in October of 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma operated and owned by SPLP in January of 2015. In May of this year, we presented to the DOJ, EPA and Louisiana Department of Environmental Quality a summary of the emergency response and remedial efforts taken by SPLP after the releases occurred as well as operational changes instituted by SPLP to reduce the likelihood of future releases. In July, we had a follow-up meeting with the DOJ, EPA and Louisiana Department of Environmental Quality during which the agencies presented their initial demand for civil penalties and injunctive relief. In short, the DOJ and EPA proposed federal penalties totaling $7 million for the three releases along with a demand for injunctive relief, and Louisiana Department of Environmental Quality proposed a state penalty of approximately $1 million to resolve the Caddo Parish release. Neither Texas nor Oklahoma state agencies have joined the penalty discussions at this point. We are currently working on a counteroffer to the Louisiana Department of Environmental Quality.

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

•	Certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.

•	Currently operating Sunoco, Inc. retail sites previously contributed to Sunoco LP in January 2016.

•
Legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2017, Sunoco, Inc. had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2017	December 31, 2016
Current	$42	$31
Non-current	309	318
Total environmental liabilities	$351	$349
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
During the three months ended June 30, 2017 and 2016, the Partnership recorded $11 million and $11 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2017 and 2016, the Partnership recorded $15 million and $19 million.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-closing time period. On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued a Notice of Violation (“NOV”)/ FOV to TRC alleging Clean Air Act violations. To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery. Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 to the EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.

Our operations are also subject to the requirements of OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.
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
We use futures, swaps and options to hedge the sales price of natural gas we retain for fees in ETP’s intrastate transportation and storage segment and operational gas sales on ETP’s interstate transportation and storage segment. These contracts are not designated as hedges for accounting purposes.
We use NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes we retain for fees in ETP’s midstream segment whereby its subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGL. These contracts are not designated as hedges for accounting purposes.
We use derivatives in ETP’s NGL and refined products transportation and services segment to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
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
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement ETP’s transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in ETP’s all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in ETP’s transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The following table details our outstanding commodity-related derivatives:

	June 30, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	465,000	2017	(682,500)	2017
Basis Swaps IFERC/NYMEX (1)	33,112,500	2017	2,242,500	2017
Options – Puts	11,500,000	2018	—	—
Power (Megawatt):
Forwards	497,530	2017-2018	391,880	2017-2018
Futures	(212,880)	2017-2018	109,564	2017-2018
Options — Puts	(364,000)	2017	(50,400)	2017
Options — Calls	607,200	2017	186,400	2017
Crude (Bbls):
Futures	(1,569,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(3,630,000)	2017-2018	10,750,000	2017-2018
Swing Swaps IFERC	39,900,000	2017	(5,662,500)	2017
Fixed Swaps/Futures	(39,230,000)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	(9,302,540)	2017	(22,492,489)	2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(4,405,400)	2017	(5,786,627)	2017
Refined Products (Bbls) — Futures	(1,370,000)	2017-2018	(3,144,000)	2017
Corn (Bushels) — Futures	(2,015,000)	2017	1,580,000	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(32,440,000)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(32,440,000)	2017	(36,370,000)	2017
Hedged Item — Inventory	32,440,000	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	June 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$8	$—	$(1)	$(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$127	$338	$(109)	$(416)
Commodity derivatives	20	25	(23)	(58)
Interest rate derivatives	—	—	(201)	(193)
Embedded derivatives in the ETP Preferred Units	—	—	—	(1)
	147	363	(333)	(668)
Total derivatives	$155	$363	$(334)	$(672)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(201)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	20	25	(23)	(58)
Broker cleared derivative contracts	Other current assets	135	338	(110)	(420)
Total gross derivatives		155	363	(334)	(672)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(11)	(4)	11	4
Payments on margin deposit	Other current assets	(110)	(338)	110	338
Total net derivatives		$34	$21	$(213)	$(330)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$6	$21	$2	$17
Total		$6	$21	$2	$17

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives —Trading	Cost of products sold	$15	$(7)	$26	$(16)
Commodity derivatives —Non-trading	Cost of products sold	17	(53)	19	(45)
Interest rate derivatives	Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Embedded derivatives	Other, net	—	(4)	1	(4)
Total		$7	$(145)	$26	$(216)
13. RELATED PARTY TRANSACTIONS
In June 2017, ETP acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 9.
ETP previously had agreements with the Parent Company to provide services on its behalf and the behalf of other subsidiaries of the Parent Company, which included the reimbursement of various general and administrative services for expenses incurred by ETP on behalf of those subsidiaries. These agreements expired in 2016.
In the ordinary course of business, our subsidiaries have related party transactions between each other which are generally based on transactions made at market-related rates. Our consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
In addition, ETE recorded sales with affiliates of $46 million and $45 million during the three months ended June 30, 2017 and 2016, respectively, and $96 million and $126 million during the six months ended June 30, 2017 and 2016, respectively.
14.    REPORTABLE SEGMENTS
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Investment in ETP	$1,599	$1,370	$3,013	$2,782
Investment in Sunoco LP	220	164	375	323
Investment in Lake Charles LNG	44	44	88	88
Corporate and Other	(9)	(68)	(22)	(105)
Adjustments and Eliminations	(83)	(68)	(137)	(125)
Total	1,771	1,442	3,317	2,963
Depreciation, depletion and amortization	(604)	(537)	(1,208)	(1,048)
Interest expense, net	(485)	(443)	(966)	(862)
Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Non-cash unit-based compensation expense	(20)	(22)	(47)	(23)
Unrealized gains (losses) on commodity risk management activities	29	(24)	98	(84)
Losses on extinguishments of debt	—	—	(25)	—
Inventory valuation adjustments	(91)	181	(103)	168
Equity in earnings of unconsolidated affiliates	49	95	136	156
Adjusted EBITDA related to unconsolidated affiliates	(164)	(184)	(349)	(346)
Adjusted EBITDA related to discontinued operations	(111)	(71)	(161)	(127)
Other, net	45	46	65	40
Income before income tax expense	$394	$402	$737	$686

	June 30, 2017	December 31, 2016
Assets:
Investment in ETP	$74,219	$70,191
Investment in Sunoco LP	8,311	8,701
Investment in Lake Charles LNG	1,575	1,508
Corporate and Other	625	711
Adjustments and Eliminations	(2,121)	(2,100)
Total assets	$82,609	$79,011

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Investment in ETP:
Revenues from external customers	$6,485	$5,245	$13,292	$9,679
Intersegment revenues	91	44	179	91
	6,576	5,289	13,471	9,770
Investment in Sunoco LP:
Revenues from external customers	2,400	2,121	4,772	3,745
Intersegment revenues	—	2	3	6
	2,400	2,123	4,775	3,751
Investment in Lake Charles LNG:
Revenues from external customers	50	49	99	98

Adjustments and Eliminations	(91)	(46)	(182)	(97)
Total revenues	$8,935	$7,415	$18,163	$13,522
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Intrastate Transportation and Storage	$699	$428	$1,467	$874
Interstate Transportation and Storage	201	229	432	483
Midstream	633	690	1,198	1,217
NGL and refined products transportation and services	1,767	1,445	3,885	2,617
Crude oil transportation and services	2,460	1,904	5,035	3,290
All Other	816	593	1,454	1,289
Total revenues	6,576	5,289	13,471	9,770
Less: Intersegment revenues	91	44	179	91
Revenues from external customers	$6,485	$5,245	$13,292	$9,679
The amounts included in ETP’s NGL and refined products transportation and services operation and the crude oil transportation and services operation have been retrospectively adjusted as a result of the Sunoco Logistics Merger.

Investment in Sunoco LP

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retail operations	$82	$91	$160	$190
Wholesale operations	2,318	2,032	4,615	3,561
Total revenues	2,400	2,123	4,775	3,751
Less: Intersegment revenues	—	2	3	6
Revenues from external customers	$2,400	$2,121	$4,772	$3,745
Investment in Lake Charles LNG
Lake Charles LNG’s revenues for all periods presented were related to LNG terminalling.

15. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Accounts receivable from related companies	66	55
Total current assets	68	57
Property, plant and equipment, net	28	36
Advances to and investments in unconsolidated affiliates	5,980	5,088
Intangible assets, net	—	1
Goodwill	9	9
Other non-current assets, net	18	10
Total assets	$6,103	$5,201
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$8	$1
Accounts payable to related companies	—	22
Interest payable	54	66
Accrued and other current liabilities	1	3
Total current liabilities	63	92
Long-term debt, less current maturities	6,693	6,358
Long-term notes payable – related companies	530	443
Other non-current liabilities	2	2
Commitments and contingencies
Partners’ capital:
General Partner	(4)	(3)
Limited Partners:
Common Unitholders	(1,490)	(1,871)
Series A Convertible Preferred Units	309	180
Total partners’ capital (deficit)	(1,185)	(1,694)
Total liabilities and equity	$6,103	$5,201

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(9)	$(44)	$(22)	$(81)
OTHER INCOME (EXPENSE):
Interest expense, net	(86)	(82)	(169)	(163)
Equity in earnings of unconsolidated affiliates	308	369	669	799
Losses on extinguishments of debt	—	—	(25)	—
Other, net	(1)	(2)	(2)	(2)
INCOME BEFORE INCOME TAXES	212	241	451	553
Income tax benefit	—	—	—	—
NET INCOME	212	241	451	553
General Partner’s interest in net income	—	1	1	2
Convertible Unitholders’ interest in income	8	1	14	1
Limited Partners’ interest in net income	$204	$239	$436	$550

(1)	Includes management fees paid by ETE to ETP, which management fees will no longer be paid subsequent to March 31, 2017.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$405	$507
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to unconsolidated affiliate	(861)	(65)
Capital expenditures	(1)	(15)
Contributions in aid of construction costs	6	—
Net cash used in investing activities	(856)	(80)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,072	145
Principal payments on debt	(1,740)	(120)
Proceeds from affiliate	87	88
Distributions to partners	(501)	(540)
Units issued for cash	568	—
Debt issuance costs	(35)	—
Net cash provided by (used in) financing activities	451	(427)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	2	1
CASH AND CASH EQUIVALENTS, end of period	$2	$1

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
OVERVIEW
At June 30, 2017, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 27.5 million ETP common units, 2.3 million Sunoco LP common units and 12 million Sunoco LP Series A Preferred Units held by us or our wholly-owned subsidiaries.
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
RECENT DEVELOPMENTS
ETE January 2017 Private Placement and Energy Transfer Partners, L.P. Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 15.8 million newly issued Energy Transfer Partners, L.P. common units.
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement, whereby the Partnership will receive approximately $1.57 billion in exchange for a 49.9% interest in the holding company that owns 65% of the Rover pipeline. The transaction is expected to close in October 2017, subject to customary closing conditions.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, Energy Transfer Partners, L.P. purchased all of the outstanding PennTex common units not previously owned by Energy Transfer Partners, L.P. for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Sunoco Logistics Merger
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed a merger transaction (the “Sunoco Logistics Merger”) in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction. Prior to the Sunoco Logistics Merger, Sunoco Logistics was a consolidated subsidiary of Energy Transfer Partners, L.P. Under the terms of the transaction, the unitholders received 1.5 common units of Sunoco Logistics for each Energy Transfer Partners, L.P. common unit they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE.

Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale of a portfolio of approximately 1,112 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven Transaction”). The closing of the transaction contemplated by the asset purchase agreement is expected to occur in the fourth quarter of 2017.
With the assistance of a third-party brokerage firm, Sunoco LP begun marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets which were not included in the 7-Eleven purchase agreement. There can be no assurance of Sunoco LP’s success in selling the remaining company-operated retail assets, nor the price or terms of such sale, and even if a sale is consummated, Sunoco LP may remain contingently responsible for certain risks and obligations related to the divested retail assets.
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
Sunoco LP Real Estate Sale
In January 2017, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale.
Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil Corporation (“ExxonMobil”). Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
The Partnership’s ownership percentage in PEP was approximately 85% as of June 30, 2017. In July 2017, the Partnership contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in its ownership interest in PEP to approximately 88%. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which the Partnership indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, the Partnership owns a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Quarterly Cash Distribution
In July 2017, ETE announced its quarterly distribution of $0.285 per unit ($1.14 annualized) on ETE common units for the quarter ended June 30, 2017.

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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,599	$1,370	$229	$3,013	$2,782	$231
Investment in Sunoco LP	220	164	56	375	323	52
Investment in Lake Charles LNG	44	44	—	88	88	—
Corporate and Other	(9)	(68)	59	(22)	(105)	83
Adjustments and Eliminations	(83)	(68)	(15)	(137)	(125)	(12)
Total	1,771	1,442	329	3,317	2,963	354
Depreciation, depletion and amortization	(604)	(537)	(67)	(1,208)	(1,048)	(160)
Interest expense, net	(485)	(443)	(42)	(966)	(862)	(104)
Losses on interest rate derivatives	(25)	(81)	56	(20)	(151)	131
Non-cash unit-based compensation expense	(20)	(22)	2	(47)	(23)	(24)
Unrealized gains (losses) on commodity risk management activities	29	(24)	53	98	(84)	182
Losses on extinguishments of debt	—	—	—	(25)	—	(25)
Inventory valuation adjustments	(91)	181	(272)	(103)	168	(271)
Equity in earnings of unconsolidated affiliates	49	95	(46)	136	156	(20)
Adjusted EBITDA related to unconsolidated affiliates	(164)	(184)	20	(349)	(346)	(3)
Adjusted EBITDA related to discontinued operations	(111)	(71)	(40)	(161)	(127)	(34)
Other, net	45	46	(1)	65	40	25
Income before income tax expense (benefit)	394	402	(8)	737	686	51
Income tax expense (benefit)	21	(7)	28	60	(62)	122
Income from continuing operations	373	409	(36)	677	748	(71)
Income (loss) from discontinued operations, net of income taxes	(256)	15	(271)	(270)	12	(282)
Net income	$117	$424	$(307)	$407	$760	$(353)
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three and six months ended June 30, 2017 compared to the same period last year increased primarily due to additional depreciation and amortization from assets recently placed in service.

Interest Expense, Net. Interest expense for the three and six months ended June 30, 2017 increased primarily due to the following:

•
increases of $10 million and $47 million, respectively, million of expense recognized by Sunoco LP primarily attributable to the borrowings under Sunoco LP’s term loan agreement entered into on March 31, 2016, the issuance of our $800 million 6.250% senior notes on April 7, 2016, as well as the increase in borrowings under Sunoco LP’s revolving credit facility; and

•	increases of $29 million and $49 million, respectively, of expense recognized by ETP primarily attributable to the Dakota Access and ETCO term loans that became effective in August 2016.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three and six months ended June 30, 2017 and 2016, for the inventory associated with ETP’s crude oil transportation and service and ETP’s NGL and refined products transportation and services inventories as a result of commodity price changes during the respective periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Adjusted EBITDA Related to Discontinued Operations. Amounts were related to the operations of Sunoco LP’s retail business that is classified as held for sale.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. For the three and six months ended June 30, 2017 compared to the same period last year, the Partnership recorded higher income tax expense primarily due to the approximately $77 million impact of statutory state rate changes resulting from the Sunoco Logistics Merger in April 2017. The remainder of the increase in the effective income tax rate was primarily due to higher nondeductible expenses among the Partnership’s consolidated corporate subsidiaries.  For the three and six months ended June 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.
Segment Operating Results
Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues	$6,576	$5,289	$1,287	$13,471	$9,770	$3,701
Cost of products sold	4,742	3,630	1,112	9,934	6,598	3,336
Unrealized (gains) losses on commodity risk management activities	(34)	18	(52)	(98)	81	(179)
Operating expenses, excluding non-cash compensation expense	(421)	(375)	(46)	(793)	(723)	(70)
Selling, general and administrative, excluding non-cash compensation expense	(109)	(78)	(31)	(209)	(163)	(46)
Inventory valuation adjustments	58	(132)	190	56	(106)	162
Adjusted EBITDA related to unconsolidated affiliates	247	252	(5)	486	471	15
Other	24	26	(2)	34	50	(16)
Segment Adjusted EBITDA	$1,599	$1,370	$229	$3,013	$2,782	$231
Segment Adjusted EBITDA. For the three months ended June 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•
an increase of $114 million in ETP’s midstream operations primarily due to a $67 million increase in non-fee based margins due to higher realized crude, NGL and natural gas prices and increased volumes in the Permian region and a $44 million increase in fee-based revenues due to minimum volume commitments in South Texas, increased volumes in the Permian and Northeast regions, and recent acquisitions, including PennTex;

•
an increase of $50 million in ETP’s NGL and refined products transportation and services operations due to an increases in transportation margin of $34 million, primarily due to higher volumes on Texas NGL pipelines and the ramp-up of volumes on the Mariner East system, and an increase in fractionation and refinery services margin of $21 million, primarily due to higher NGL volumes from most major producing regions, partially offset by an increase in selling, general and administrative expenses due to higher allocations and lower capitalized overhead resulting from reduced capital spending; and

•
an increase of $155 million in ETP’s crude oil transportation and services operations primarily due to an increase of $66 million due to the impact of LIFO accounting and an increase of $129 million due to improved results from crude oil pipelines, joint ventures, and terminal activities, partially offset by an increase of $18 million increase in selling, general and administrative expenses driven largely by merger-related expenses and legal and environmental reserves; partially offset by

•
a decrease of $1 million in ETP’s intrastate transportation and storage operations resulting from an increase of $5 million in operating expenses offset by a $1 million decrease in selling, general and administrative expenses and a $3 million increase in Adjusted EBITDA from the Trans-Pecos and Comanche Trail pipelines that were placed in service in 2017;

•
a decrease of $16 million in ETP’s interstate transportation and storage operations due to an aggregate $27 million decrease in revenue on the Panhandle, Trunkline and Transwestern pipelines primarily due to lack of customer demand driven by weak spreads and mild weather. The decrease in revenues was partially offset by lower operating expenses and selling, general and administrative expenses; and

•
a decrease of approximately $73 million in ETP’s all other operations, primarily due to due to higher operating expenses of $18 million due to an increase in revenue-generating horsepower in ETP’s compression business, an increase of $10 million in selling, general and administrative expenses primarily from lower transaction-related expenses, a decrease of $27 million in Adjusted EBITDA related to our investment in PES, and a decrease of $19 million related to the termination of ETP’s management fees paid by ETE that ended in 2016; partially offset by a one-time fee of $15 million received from a joint venture affiliate in the three months ended June 30, 2017.

Segment Adjusted EBITDA. For the six months ended June 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•
an increase of $171 million in ETP’s midstream operations primarily due to a $144 million increase in non-fee based margins due to higher realized crude, NGL and natural gas prices and increased volumes in the Permian region and a $66 million increase in fee-based revenues due to minimum volume commitments in South Texas, increased volumes in the Permian and Northeast regions, and recent acquisitions, including PennTex. These increases in gross margin were partially offset by increases in operating expenses of $13 million due to recent acquisitions and increases in selling, general and administrative expenses due to a decrease in capitalized overhead, an increase in shared services allocation, an increase in insurance allocation and additional costs from the PennTex acquisition;

•
an increase of $84 million in ETP’s NGL and refined products transportation and services operations due to an increases in transportation margin of $71 million, primarily due to higher volumes on Texas NGL pipelines and the ramp-up of volumes on the Mariner East system, and an increase in fractionation and refinery services margin of $42 million, primarily due to higher NGL volumes from most major producing regions, partially offset by decrease of $5 million in marketing margin (excluding changes in unrealized gains of $84 million) primarily due to the timing of the recognition of margin from optimization activities; and

•
an increase of $82 million in ETP’s crude oil transportation and services operations primarily due to an increase of $197 million due to improved results from crude oil pipelines, joint ventures, and terminal activities, including the impacts of expansion projects and acquisitions, partially offset by a decrease of $46 million due to the impact of LIFO accounting, lower results from crude oil acquisition and marketing activities of $45 million and an increase in selling, general and administrative expenses of $21 million driven largely by merger-related expenses and legal and environmental reserves; partially offset by

•	a decrease of $11 million in ETP’s intrastate transportation and storage operations primarily due to a $10 million increase in operating expenses from higher maintenance and project related expenses;

•
a decrease of $43 million in ETP’s interstate transportation and storage operations due to an aggregate $51 million decrease in revenue on the Panhandle, Trunkline and Transwestern pipelines primarily due to lack of customer demand driven by weak spreads and mild weather. The decrease in revenues was partially offset by lower operating expenses and selling, general and administrative expenses; and

•
a decrease of approximately $52 million in ETP’s all other operations, primarily due to due to higher operating expenses of $18 million due to an increase in revenue-generating horsepower in ETP’s compression business, an increase of $4 million in selling, general and administrative expenses primarily from lower transaction-related expenses, a decrease of $5 million in Adjusted EBITDA related to our investment in PES, and a decrease of $38 million related to the termination of ETP’s management fees paid by ETE that ended in 2016; partially offset by a one-time fee of $15 million received from a joint venture affiliate in the three months ended June 30, 2017.

Unrealized Gains (Losses )on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities primarily reflected the net impact from unrealized gains and losses on natural gas storage and non-storage derivatives, as well as fair value adjustments to inventory. For the six months ended June 30, 2017 compared to the same periods last year, the changes included a decrease of $2 million related to crude oil transportation and service operations, a decrease of $86 million related to ETP’s NGL and refined products transportation and services operations, a decrease of $37 million related to ETP’s intrastate transportation and storage operations, a decrease of $35 million related to ETP’s all other operations and a decrease of $19 million for the six months ended June 30, 2017, related to ETP’s midstream operations.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with ETP’s crude oil transportation and service and ETP’s NGL and refined products transportation and services inventories as a result of commodity price changes during the respective periods.
Operating Expenses, Excluding Non-Cash Compensation Expense. For the three and six months ended June 30, 2017 compared to the same periods last year, ETP’s operating expenses increased $46 million and $70 million, respectively, primarily due to increased utilities costs associated with our fourth fractionator at Mont Belvieu and the Mariner project ramp-up at the Marcus Hook Industrial Complex, higher ad valorem tax expense from ETP’s Express pipeline beginning service in 2016 and higher employee expenses associated with assets placed in service.
Selling, general and administrative, excluding non-cash compensation expense. For the three and six months ended June 30, 2017 compared to the same periods last year, ETP’s operating expenses increased $31 million and $46 million, respectively, driven largely by merger fees and legal and environmental reserves.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates for the six months ended June 30, 2017 increased compared to the same period last year primarily related to increases in ETP’s investment in Sunoco LP of $12 million.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues	$2,400	$2,123	$277	$4,775	$3,751	$1,024
Cost of products sold	2,235	1,896	339	4,426	3,315	1,111
Operating expenses, excluding non-cash compensation expense	(58)	(59)	1	(120)	(109)	(11)
Selling, general and administrative, excluding non-cash compensation expense	(35)	(33)	(2)	(63)	(77)	14
Inventory valuation adjustments	32	(50)	82	48	(61)	109
Unrealized gains on commodity risk management activities	5	6	(1)	—	3	(3)
Adjusted EBITDA from discontinued operations	111	71	40	161	127	34
Other	—	2	(2)	—	4	(4)
Segment Adjusted EBITDA	$220	$164	$56	$375	$323	$52

Segment Adjusted EBITDA. For the three months ended June 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•
an increase in wholesale motor fuel revenue of $277 million due to a higher sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold. This increase in revenues was offset by a $339 million increase in cost of products sold, including the impact of $82 million of unfavorable inventory adjustment changes, which added back in the calculation of Segment Adjusted EBITDA; and

•	an increase of $40 million related to Sunoco LP’s retail operations that have been classified as discontinued operations.
Segment Adjusted EBITDA. For the six months ended June 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP increase due to the net impact of the following:

•
an increase in wholesale motor fuel revenue of $1 billion due to a higher sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold offset by higher cost of products sold primarily due to an unfavorable inventory adjustment changes;

•	an increase of $34 million related to Sunoco LP’s retail operations that have been classified as discontinued operations; and

•
an increase in other operating expenses of $11 million primarily attributable to our retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites; offset by

•	a decrease in selling, general and administrative expenses of $14 million primarily due to due to higher advertising costs and salaries and wages.
Investment in Lake Charles LNG

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues	$50	$49	$1	$99	$98	$1
Operating expenses, excluding non-cash compensation expense	(4)	(5)	1	(9)	(9)	—
Selling, general and administrative, excluding non-cash compensation expense	(2)	—	(2)	(2)	(1)	(1)
Segment Adjusted EBITDA	$44	$44	$—	$88	$88	$—
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
Sunoco LP currently expects to spend approximately $150 million on growth capital and $90 million on maintenance capital for the full year 2017.
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
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Cash provided by operating activities during 2017 was $1.43 billion as compared to $1.38 billion for 2016. Net income was $407 million and $760 million for 2017 and 2016, respectively. The difference between net income and the net cash provided by operating activities for the six months ended June 30, 2017 and 2016, primarily consisted of non-cash items totaling $1.21 billion and $572 million, respectively, and net changes in operating assets and liabilities of $581 million and $73 million, respectively.
The non-cash activity in 2017 and 2016 consisted primarily of depreciation, depletion and amortization of $1.21 billion and $1.05 billion, respectively, equity in earnings of unconsolidated affiliates of $136 million and $156 million, respectively, inventory valuation adjustments of $103 million and $168 million, respectively, deferred income taxes of $48 million and $77 million, respectively, and unit-based compensation expense of $47 million and $23 million, respectively.
Cash paid for interest, net of interest capitalized, was $970 million and $901 million for the six months ended June 30, 2017 and 2016, respectively.

Capitalized interest was $105 million and $111 million for the six months ended June 30, 2017 and 2016, respectively.
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
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Cash used in investing activities during 2017 was $1.53 billion as compared to cash used in investing activities $3.50 billion for 2016. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 were $2.87 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 of $3.72 billion. During the six months ended June 30, 2017, we had proceeds from transactions of $1.4 billion.
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
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Cash used in financing activities during 2017 was $81 million as compared to cash provided by financing activities of $2.13 billion for 2016. In 2017, ETP received $990 million in net proceeds from offerings of their common units as compared to $408 million in 2016. In 2016, Sunoco Logistics received $667 million in net proceeds from offerings of their common units. During 2017, we had a consolidated net increase in our debt level of $646 million as compared to a net increase of $2.50 billion for 2016. In 2017, we paid net proceeds on affiliates notes in the amount of $255 million. We have paid distributions of $501 million and $540 million to our partners in 2017 and in 2016, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $1,401 million and $1,343 million in 2017 and 2016, respectively.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2017	December 31, 2016
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Secured Term Loan, due December 2, 2019	2,200	2,190
ETE Senior Secured Revolving Credit Facility	1,202	875
Subsidiary Indebtedness:
ETP Senior Notes	20,540	19,440
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	65	465
Sunoco Logistics Senior Notes	5,350	5,350
Transwestern Senior Notes	575	657
Sunoco LP Senior Notes, Term Loan and lease-related obligation	3,582	3,561
Credit Facilities and Commercial Paper:
ETLP $3.75 billion Revolving Credit Facility due November 2019 (1)	1,542	2,777
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (2)	1,673	1,292
Sunoco Logistics $1.00 billion 364-Day Credit Facility due December 2017 (3)	—	630
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	825	1,000
Bakken Term Note	2,500	1,100
PennTex $275 million Revolving Credit Facility due December 2019	148	168
Other Long-Term Debt	5	31
Unamortized premiums and fair value adjustments, net	83	101
Deferred debt issuance costs	(258)	(257)
Total	44,454	43,802
Less: Current maturities of long-term debt	1,370	1,194
Long-term debt and notes payable, less current maturities	$43,084	$42,608

(1)	Includes $1.54 billion and $777 million of commercial paper outstanding at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $241 million and $50 million of commercial paper outstanding at June 30, 2017 and December 31, 2016, respectively.

(3)
Sunoco Logistics’ $1.00 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics had the ability and intent to refinance such borrowings on a long-term basis. This 364-Day Credit Facility was terminated and repaid in May 2017.

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
Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in ETP or (b) equity interests of any person which owns, directly or indirectly, IDRs in ETP, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
Under the Term Credit Agreement, the obligations of the Parent Company are secured by a lien on substantially all of the Parent Company’s and certain of its subsidiaries’ tangible and intangible assets including (i) approximately 27.5 million common units representing limited partner interests in ETP owned by the Partnership; and (ii) the Partnership’s 100% equity interest in Energy Transfer Partners, L.L.C. and Energy Transfer Partners GP, L.P., through which the Partnership indirectly holds all of the outstanding general partnership interests and IDRs in ETP. The Term Loan Facility initially is not guaranteed by any of the Partnership’s subsidiaries.
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
Sunoco LP Term Loan Waiver
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of June 30, 2017, the balance on the term loan was $1.2 billion.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of June 30, 2017, there were $1.2 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $298 million.
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of June 30, 2017, the ETLP Credit Facility had $1.54 billion of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2017, the Sunoco Logistics Credit Facility had $1.67 billion of outstanding borrowings, which included $241 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of June 30, 2017, the Sunoco LP credit facility had $825 million of outstanding borrowings and $20 million in standby letters of credit. The unused availability on the revolver at June 30, 2017 was $655 million.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of June 30, 2017, $2.5 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). As of June 30, 2017, the PennTex Revolving Credit Facility had $148 million of outstanding borrowings. In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2017.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850
June 30, 2017 (1)	August 7, 2017	August 21, 2017	0.2850

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received Convertible Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Convertible Unit. See Note 9, ETE Series A Convertible Preferred Units.

Our distributions declared with respect to our Convertible Units during the year ended December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2017	2016
Limited Partners	$500	$480
General Partner interest	2	1
Total Parent Company distributions	$502	$481
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions historically has been primarily generated from its direct and indirect interests in ETP and Sunoco LP. Lake Charles LNG also contributes to the Parent Company’s cash available for distributions.
As the holder of Energy Transfer Partners, L.P.’s IDRs, the Parent Company has historically been entitled to an increasing share of Energy Transfer Partners, L.P.’s total distributions above certain target levels. Following the Sunoco Logistics Merger, the Parent Company will continue to be entitled to such incentive distributions; however, the amount of the incentive distributions to be paid by ETP will be determined based on the historical incentive distribution schedule of Sunoco Logistics. The following table summarizes the target levels related to ETP’s distributions (as a percentage of total distributions on common units, IDRs and the general partner interest). The percentage reflected in the table includes only the percentage related to the IDRs and excludes distributions to which the Parent Company would also be entitled through its direct or indirect ownership of ETP’s general partner interest, Class I units and a portion of the outstanding ETP common units.

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

The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Six Months Ended June 30,
	2017	2016
Distributions from ETP:
Limited Partner interests	$30	$5
Class H Units	—	171
General Partner interest	8	16
IDRs	773	666
IDR relinquishments net of Class I Unit distributions	(319)	(144)
Total distributions from ETP	492	714
Distributions from Sunoco LP
Limited Partner interests	4	4
IDRs	42	40
Series A Preferred	8	—
Total distributions from Sunoco LP	54	44
Total distributions received from subsidiaries	546	758
ETE has agreed to relinquish its right to the following amounts of incentive distributions from the ETP in future periods:

Total Year
2017 (remainder)	$336
2018	153
2019	128
Each year beyond 2019	33
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
Cash Distributions Paid by ETP
Following the Sunoco Logistics Merger, cash distributions are declared and paid in accordance with the ETP’s limited partnership, which was Sunoco Logistics’ limited partnership agreement prior to the Sunoco Logistics Merger. Under the agreement, within 45 days after the end of each quarter, ETP distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as "available cash" in ETP’s partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct ETP's business. ETP will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
If cash distributions exceed $0.0833 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as "incentive distributions." The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

The following table shows the target distribution levels and distribution "splits" between the general partner and the holders of ETP common units:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	IDRs	Partners (1)
Minimum Quarterly Distribution	$0.0750	—%	100%
First Target Distribution	up to $0.0833	—%	100%
Second Target Distribution	above $0.0833 up to $0.0958	13%	87%
Third Target Distribution	above $0.0958 up to $0.2638	35%	65%
Thereafter	above $0.2638	48%	52%
For the quarter ended December 31, 2016, Energy Transfer Partners, L.P. and Sunoco Logistics paid distributions on February 14, 2017 of $0.7033 and $0.52, respectively, per common unit.
Following are distributions declared and/or paid by ETP subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500
The total amount of distributions declared during the periods presented were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2017	2016
	ETP	Energy Transfer Partners, L.P.	Sunoco Logistics
Limited Partners:
Common Units held by public	$1,156	$1,053	$223
Common Units held by ETP	—	—	66
Common Units held by ETE	30	5	—
Class H Units held by ETE	—	171	—
General Partner interest	8	16	7
Incentive distributions held by ETE	773	666	183
IDR relinquishments	(319)	(144)	—
Total distributions declared to partners	$1,648	$1,767	$479
Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255

The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2017	2016
Limited Partners:
Common units held by public	$89	$81
Common and subordinated units held by ETP	100	71
Common and subordinated units held by ETE	4	4
General Partner interest and Incentive distributions	42	40
Series A Preferred	8	—
Total distributions declared	$243	$196
ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The Partnership’s critical accounting policies have not changed subsequent to those reported in its Annual Report on Form 10-K for the year ended December 31, 2016. The following information is provided to supplement the Form 10-K disclosures specifically related to impairment of long-lived assets and goodwill.
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
The Partnership determined the fair value of its reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption for the measurement of goodwill impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period.
For Energy Transfer Partners, L.P., the goodwill impairments recorded during the years ended December 31, 2016 and 2015 represented all of the goodwill within the respective reporting units. For Sunoco LP, the impairment of $642 million during the year ended December 31, 2016 represented a portion of the goodwill within Sunoco LP’s retail reporting unit. In the discounted cash flow model used to measure the goodwill impairment in Sunoco LP’s retail reporting unit, the key assumptions were developed as follows:

•	The estimated future cash flows were based on management’s forecasted cash flows and reflected long-term growth that management believed was reasonable.

•	The discount rate applied to the estimated cash flows was based on an assumed weighted average cost of capital calculated using information on the capital structures of six peer companies.
The key assumptions in the guideline company model used to measure the goodwill impairment in Sunoco LP’s retail reporting unit were developed as follows:

•
A multiple was applied to expected EBITDA for 2017, with the multiple based on consideration of the reporting unit’s growth, size, profitability, geographic diversity, and risk profile compared with those of the same peer group that was used in the calculation of the discount rate discussed in the discounted cash flow model assumptions above.

•
The model also reflected a control premium, which was estimated at an equity level based on observed transaction premiums and based on the hypothetical capital structure for the industry, as well as considering the specific attributes of the reporting unit.

During the three months ended June 30, 2017, Sunoco LP announced the sale of a majority of the assets in its retail reporting unit. Sunoco LP’s retail reporting unit includes the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, management allocated a portion of the goodwill balance previously included in the Sunoco LP retail reporting unit to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $1.6 billion, and the amount of goodwill allocated to the remainder of the retail reporting unit, which is comprised of Sunoco LP’s ethanol plant, credit card processing services and franchise royalties, was approximately $188 million.

Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment test of the goodwill included within the assets held for sale was an impairment charge of $320 million. The key assumption in the impairment test for the $1.6 billion goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.

For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $732 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during the three months ended June 30, 2017. Management does not believe that the goodwill associated with either of these reporting units or the remaining goodwill of $188 million within the retail reporting unit is at significant risk of impairment, and the goodwill will continue to be subjected to annual goodwill impairment testing on October 1.
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

	June 30, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	465,000	$—	$—	(682,500)	$—	$—
Basis Swaps IFERC/NYMEX (1)	33,112,500	3	1	2,242,500	(1)	—
Options – Puts	11,500,000	—	—	—	—	—
Power (Megawatt):
Forwards	497,530	1	1	391,880	(1)	1
Futures	(212,880)	—	—	109,564	—	—
Options — Puts	(364,000)	—	2	(50,400)	—	—
Options — Calls	607,200	—	1	186,400	1	—
Crude (Bbls):
Futures	(1,569,000)	4	7	(617,000)	(4)	6
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(3,630,000)	(2)	2	10,750,000	2	—
Swing Swaps IFERC	39,900,000	1	1	(5,662,500)	(1)	1
Fixed Swaps/Futures	(39,230,000)	6	5	(52,652,500)	(27)	19
Forward Physical Contracts	(9,302,540)	3	4	(22,492,489)	1	—
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(4,405,400)	7	22	(5,786,627)	(40)	35
Refined Products (Bbls) — Futures	(1,370,000)	(7)	6	(3,144,000)	(21)	18
Corn (Bushels) — Futures	(2,015,000)	—	—	1,580,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(32,440,000)	(1)	—	(36,370,000)	2	1
Fixed Swaps/Futures	(32,440,000)	7	10	(36,370,000)	(26)	14

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of June 30, 2017, we and our subsidiaries had $8.77 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $88 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	June 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $235 million as of June 30, 2017. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $23 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2016 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
The EPA has brought a federal court action against SPLP and Mid-Valley for violations of the Clean Water Act (“CWA”). The United States’ complaint alleges that SPLP and Mid-Valley violated Sections 311(b)(7)(A) and 301(a) of the CWA when, during three separate releases, pipelines operated by SPLP and owned by SPLP or Mid-Valley Pipeline Company discharged oil. See 33 U.S.C. §§ 1311(a) and 1321(b)(7)(A). In particular, the three releases at issue occurred (1) on February 23, 2013, in Tyler County, Texas, when a reported 550 barrels of oil were discharged; (2) on October 13, 2014, in Caddo Parish, Louisiana, when a reported 4,509 barrels of oil were discharged; and (3) on January 20, 2015, in Grant County, Oklahoma, when a reported 40 barrels of oil were discharged.  Potential fines from the DOJ are $7 million and from the State of Louisiana are approximately $1 million. The Partnership is currently in discussions to resolve these matters.
Mont Belvieu received a Notice of Enforcement (“NOE”) with an Agreed Order from the Texas Commission on Environmental Quality and has a pending settlement for $1 million.  The NOE was for the two violations.
Energy Transfer Company Field Services, LLC received a settlement offer from the New Mexico Environmental Department (“NMED”) on July 20, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities.  The alleged violation occurred during the period of September 1, 2016 through December 31, 2016.  The NMED is offering to settle the violations with a civil penalty of $1 million.
Energy Transfer Company Field Services, LLC received a settlement offer from the NMED on May 25, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. The alleged violation occurred during the period of March 24, 2014 through September 30, 2014. The NMED is offering to settle the violations with a civil penalty of $0.4 million.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 or from the risk factors described in “Part II — Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	August 9, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)