Form 10-Q
period 2017-09-30
Energy Transfer Equity, L.P.
filed 2017-11-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 3, 2017, the registrant had 1,079,185,030 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

DOJ	U.S. Department of Justice

EPA	Environmental Protection Agency

ETLP Credit Facility	Energy Transfer, LP’s $3.75 billion revolving credit facility

ETP	Energy Transfer Partners, L.P. subsequent to the close of the merger of Sunoco Logistics Partners L.P. and Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

ii

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyl

PES	Philadelphia Energy Solutions

PennTex	PennTex Midstream Partners, LP

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Convertible Preferred Units	ETE Series A convertible preferred units

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

WMB	The Williams Companies, Inc.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$469	$463
Accounts receivable, net	3,551	3,557
Accounts receivable from related companies	90	47
Inventories	1,957	2,103
Derivative assets	42	21
Other current assets	433	503
Current assets held for sale	4,147	291
Total current assets	10,689	6,985

Property, plant and equipment	68,730	61,158
Accumulated depreciation and depletion	(9,463)	(7,905)
	59,267	53,253

Advances to and investments in unconsolidated affiliates	3,177	3,040
Other non-current assets, net	891	816
Intangible assets, net	6,195	5,489
Goodwill	5,161	5,170
Non-current assets held for sale	—	4,258
Total assets	$85,380	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,994	$3,502
Accounts payable to related companies	46	42
Derivative liabilities	129	172
Accrued and other current liabilities	2,881	2,367
Current maturities of long-term debt	716	1,194
Liabilities associated with assets held for sale	81	—
Total current liabilities	7,847	7,277

Long-term debt, less current maturities	44,495	42,608
Long-term notes payable – related company	—	250
Non-current derivative liabilities	132	76
Deferred income taxes	5,027	5,112
Other non-current liabilities	1,218	1,055
Liabilities associated with assets held for sale	—	68

Commitments and contingencies
Preferred units of subsidiary	—	33
Redeemable noncontrolling interests	21	15

Equity:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders	(1,566)	(1,871)
Series A Convertible Preferred Units	377	180
Total partners’ deficit	(1,192)	(1,694)
Noncontrolling interest	27,832	24,211
Total equity	26,640	22,517
Total liabilities and equity	$85,380	$79,011

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Natural gas sales	$1,098	$1,070	$3,132	$2,603
NGL sales	1,749	1,249	4,782	3,339
Crude sales	2,273	1,649	6,751	4,572
Gathering, transportation and other fees	1,068	1,028	3,244	3,118
Refined product sales	2,706	2,243	7,928	6,249
Other	580	466	1,800	1,346
Total revenues	9,474	7,705	27,637	21,227
COSTS AND EXPENSES
Cost of products sold	7,078	5,776	21,028	15,430
Operating expenses	636	526	1,779	1,540
Depreciation, depletion and amortization	632	548	1,840	1,596
Selling, general and administrative	142	209	484	515
Total costs and expenses	8,488	7,059	25,131	19,081
OPERATING INCOME	986	646	2,506	2,146
OTHER INCOME (EXPENSE)
Interest expense, net	(505)	(474)	(1,471)	(1,336)
Equity in earnings of unconsolidated affiliates	92	49	228	205
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Losses on extinguishments of debt	—	—	(25)	—
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Other, net	76	55	168	98
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	641	(60)	1,378	626
Income tax benefit	(157)	(89)	(97)	(151)
INCOME FROM CONTINUING OPERATIONS	798	29	1,475	777
Income (loss) from discontinued operations, net of income taxes	6	12	(264)	24
NET INCOME	804	41	1,211	801
Less: Net income (loss) attributable to noncontrolling interest	552	(168)	508	39
NET INCOME ATTRIBUTABLE TO PARTNERS	252	209	703	762
General Partner’s interest in net income	1	—	2	2
Convertible Unitholders’ interest in income	11	2	25	3
Limited Partners’ interest in net income	$240	$207	$676	$757
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.22	$0.20	$0.64	$0.72
Diluted	$0.22	$0.19	$0.62	$0.71
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.22	$0.20	$0.63	$0.72
Diluted	$0.22	$0.19	$0.61	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$804	$41	$1,211	$801
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	—	5	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	5	—	2	(3)
Foreign currency translation adjustments	—	—	—	(1)
Change in other comprehensive income (loss) from unconsolidated affiliates	—	2	(1)	(9)
	7	2	6	(8)
Comprehensive income	811	43	1,217	793
Less: Comprehensive income (loss) attributable to noncontrolling interest	559	(166)	514	31
Comprehensive income attributable to partners	$252	$209	$703	$762

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)
(unaudited)

	General Partner	Common Unitholders	Series A Convertible Preferred Units	Noncontrolling Interest	Total
Balance, December 31, 2016	$(3)	$(1,871)	$180	$24,211	$22,517
Distributions to partners	(2)	(750)	—	—	(752)
Distributions to noncontrolling interest	—	—	—	(2,180)	(2,180)
Distributions reinvested	—	(173)	173	—	—
Subsidiary units issued	—	(56)	(1)	1,692	1,635
Issuance of common units	—	568	—	—	568
Capital contributions received from noncontrolling interests	—	—	—	1,907	1,907
PennTex unit acquisition	—	(2)	—	(278)	(280)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	—	69	69
Sale of Bakken Pipeline interest	—	42	—	1,958	2,000
Other comprehensive income, net of tax	—	—	—	6	6
Other, net	—	—	—	(61)	(61)
Net income	2	676	25	508	1,211
Balance, September 30, 2017	$(3)	$(1,566)	$377	$27,832	$26,640

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,211	$801
Reconciliation of net income to net cash provided by operating activities:
Impairment of investment in an unconsolidated affiliate	—	308
Loss (income) from discontinued operations	264	(24)
Depreciation, depletion and amortization	1,840	1,596
Deferred income taxes	(120)	(139)
Unit-based compensation expense	76	46
Inventory valuation adjustments	(38)	(203)
Equity in earnings of unconsolidated affiliates	(228)	(205)
Distributions from unconsolidated affiliates	211	190
Other	(134)	(197)
Net change in operating assets and liabilities, net of effects of acquisition	222	48
Net cash provided by operating activities	3,304	2,221
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—
Cash paid for acquisitions, net of cash received	(293)	(330)
Capital expenditures, excluding allowance for equity funds used during construction	(6,102)	(5,877)
Contributions to unconsolidated affiliates	(230)	(47)
Distributions from unconsolidated affiliates in excess of cumulative earnings	115	112
Other	30	58
Net cash used in investing activities	(4,760)	(6,084)
FINANCING ACTIVITIES
Proceeds from borrowings	23,988	18,288
Repayments of long-term debt	(22,586)	(13,955)
Cash received from affiliate notes	—	1,606
Cash paid on affiliate notes	(255)	(1,607)
Subsidiary units issued for cash	1,635	2,097
Units issued for cash	568	—
Distributions to partners	(752)	(780)
Distributions to noncontrolling interest	(2,156)	(2,027)
Capital contributions received from noncontrolling interest	919	187
Other	(58)	110
Net cash provided by financing activities	1,303	3,919
DISCONTINUED OPERATIONS
Operating activities	245	168
Investing activities	(82)	(359)
Changes in cash included in current assets held for sale	(4)	12
Net increase (decrease) in cash and cash equivalents of discontinued operations	159	(179)
Increase (decrease) in cash and cash equivalents	6	(123)
Cash and cash equivalents, beginning of period	463	581
Cash and cash equivalents, end of period	$469	$458

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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 included as Exhibit 99.1 to our Form 8-K filed on October 2, 2017. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
For prior periods reported herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliate. Additionally, there were other prior period amounts reclassified to conform to the 2017 presentation. Other than the reclassification of certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations, these reclassifications had no impact on net income or total equity.
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
Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method, which requires recognition, upon the date of initial application, of the cumulative effect of the retrospective application of the standard.

We are continuing the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts (as discussed below) may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements.
We currently anticipate a change to revenues and costs associated with the accounting for noncash consideration in multiple of ETP’s reportable segments as well as the accounting for certain processing contracts in ETP’s midstream operations. We do not expect these changes in the accounting for noncash consideration or processing contracts to impact net income.
We are still evaluating the potential impact of the adoption of ASU 2014-09 to contributions in aid of construction costs (“CIAC”) arrangements and materiality of any related changes. While we do not expect any impacts to net income from the application of the standard to other transactions, we have not concluded whether the application of the standard to CIAC transactions could impact net income.
We have substantially completed a detailed review of revenue contracts representative of Sunoco LP’s business segments and their revenue streams; however, we continue to evaluate contract modifications and new contracts that have been or will be entered prior to the adoption date. As a result of the evaluation performed to date, we have determined that the timing and/or amount of revenue that Sunoco LP recognizes on certain contracts will be impacted by the adoption of the new standard; however, we are quantifying these impacts and cannot currently conclude whether or not they would be material to the financial statements.
We continue to assess the impact of the disclosure requirements under the new standard and are evaluating the manner in which we will disaggregate revenue into categories that show how economic factors affect the nature, timing and uncertainty of revenue and cash flows generated from contracts with customers. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
ASU 2016-02
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
ASU 2016-09
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
ASU 2016-16
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
ASU 2016-17
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
ASU 2017-04
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
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.

2.	ACQUISITIONS AND DIVESTURES
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.  The transaction closed in October 2017. As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.
Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, ETP contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in ETP’s ownership interest in PEP to approximately 88%. ETP maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of ETP. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale of a portfolio of approximately 1,112 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven

Transaction”). The closing of the transaction contemplated by the asset purchase agreement is expected to occur within the fourth quarter of 2017 or early portion of the first quarter of 2018.
With the assistance of a third-party brokerage firm, Sunoco LP is continuing marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the 7-Eleven purchase agreement.
Sunoco LP Real Estate Sale
In January 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 27 have been sold and an additional 14 are under contract to be sold. 31 are being sold to 7-Eleven and 10 are being sold in another transaction. The remaining 15 continue to be marketed by the third-party brokerage firm.
The assets under the asset purchase agreement, the 208 Stripes sites and the real estate assets subject to the portfolio optimization plan comprise the retail divestment presented as discontinued operations (“Retail Divestment”).
The Partnership has concluded that it meets the accounting requirements for reporting results of operations and cash flows of Sunoco LP’s continental United States retail convenience stores as discontinued operations and the related assets and liabilities as held for sale.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the consolidated balance sheet:

	September 30, 2017	December 31, 2016
Carrying amount of assets classified as held for sale:
Cash and cash equivalents	$24	$20
Inventories	183	188
Other current assets	91	83
Property, plant and equipment, net	2,132	2,185
Goodwill	1,216	1,568
Intangible assets, net	499	503
Other non-current assets, net	2	2
Total assets classified as held for sale in the Consolidated Balance Sheet	$4,147	$4,549

Carrying amount of liabilities classified as held for sale:
Other current and non-current liabilities	81	68
Total liabilities classified as held for sale in the Consolidated Balance Sheet	$81	$68

The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$2,312	$1,970	$6,580	$5,474

COSTS AND EXPENSES
Cost of products sold	1,927	1,585	5,478	4,445
Operating expenses	236	250	727	727
Depreciation, depletion and amortization	5	47	68	149
Selling, general and administrative	57	37	122	74
Total costs and expenses	2,225	1,919	6,395	5,395
OPERATING INCOME	87	51	185	79
Interest expense, net	13	7	22	22
Other, net	38	1	367	4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	36	43	(204)	53
Income tax expense	30	31	60	29
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$6	$12	$(264)	$24
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO ETE	$—	$—	$(9)	$—
In connection with the classification of those assets as held-for-sale, the related goodwill was tested for impairment based on the assumed proceeds from the sale of those assets, resulting in goodwill impairment charges of $320 million recognized in the three months ended June 30, 2017 and $44 million recognized in the three months ended September 30, 2017.
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
Non-cash investing activities were as follows:

	Nine Months Ended September 30,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,237	$1,001
Losses from subsidiary common unit issuances, net	(57)	(3)
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4. INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Natural gas and NGLs	$609	$699
Crude oil	696	683
Refined products	413	483
Other	239	238
Total inventories	$1,957	$2,103
ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5. FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2017 were $47.21 billion and $45.21 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.05 billion and $43.80 billion, respectively. The fair value of our consolidated debt obligations is Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	16	16	—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	28	28	—
Forward Physical Swaps	3	—	3
Power:
Forwards	11	—	11
Futures	1	1	—
Options — Puts	1	1	—
Natural Gas Liquids – Forwards/Swaps	213	213	—
Refined Products — Futures	4	4	—
Crude – Futures	2	2	—
Total commodity derivatives	281	265	16
Total assets	$281	$265	$16
Liabilities:
Interest rate derivatives	$(210)	$—	$(210)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(22)	(22)	—
Swing Swaps IFERC	(3)	(1)	(2)
Fixed Swaps/Futures	(22)	(22)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(9)	—	(9)
Futures	(1)	(1)	—
Natural Gas Liquids – Forwards/Swaps	(261)	(261)	—
Refined Products — Futures	(3)	(3)	—
Crude — Futures	(1)	(1)	—
Total commodity derivatives	(323)	(311)	(12)
Total liabilities	$(533)	$(311)	$(222)

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Natural Gas:
Basis Swaps IFERC/NYMEX	14	14	—	—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Contracts	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options — Calls	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	233	233	—	—
Refined Products — Futures	2	2	—	—
Crude - Futures	9	9	—	—
Total commodity derivatives	363	356	7	—
Total assets	$363	$356	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(273)	(273)	—	—
Refined Products — Futures	(23)	(23)	—	—
Crude - Futures	(13)	(13)	—	—
Total commodity derivatives	(478)	(470)	(8)	—
Total liabilities	$(672)	$(470)	$(201)	$(1)

6. NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$798	$29	$1,475	$777
Less: Income (loss) from continuing operations attributable to noncontrolling interest	546	(180)	763	15
Income from continuing operations, net of noncontrolling interest	252	209	712	762
Less: General Partner’s interest in income	1	—	2	2
Less: Convertible Unitholders’ interest in income	11	2	25	3
Income from continuing operations available to Limited Partners	$240	$207	$685	$757
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,079.1	1,045.5	1,077.9	1,045.0
Basic income from continuing operations per Limited Partner unit	$0.22	$0.20	$0.64	$0.72
Basic loss from discontinued operations per Limited Partner unit	$0.00	$0.00	$(0.01)	$0.00
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$240	$207	$685	$757
Dilutive effect of equity-based compensation of subsidiaries and distributions to Convertible Unitholders	10	2	25	3
Diluted income from continuing operations available to Limited Partners	$250	$209	$710	$760
Weighted average limited partner units	1,079.1	1,045.5	1,077.9	1,045.0
Dilutive effect of unconverted unit awards and Convertible Units	69.2	55.2	69.4	26.3
Diluted weighted average limited partner units	1,148.3	1,100.7	1,147.3	1,071.3
Diluted income from continuing operations per Limited Partner unit	$0.22	$0.19	$0.62	$0.71
Diluted loss from discontinued operations per Limited Partner unit	$0.00	$0.00	$(0.01)	$0.00
7. DEBT OBLIGATIONS
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
Energy Transfer Equity, L.P. Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering are intended to be used to repay a portion of the outstanding indebtedness under ETE’s term loan facility and for general partnership purposes.

The senior notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The balance is payable upon maturity. Interest on the senior notes is paid semi-annually.
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
On October 18, 2017, ETE amended its existing Term Credit Agreement (the “Amendment”) to reduce the applicable margin for LIBOR rate loans from 2.75% to 2.00% and for base rate loans from 1.75% to 1.00%.
In connection with the Amendment, the Partnership prepaid a portion of amounts outstanding under the senior secured term loan agreement.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of September 30, 2017, there were $1.19 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $309 million.

Subsidiary Indebtedness
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of September 30, 2017, the balance on the term loan was $1.24 billion.
ETP Senior Notes Redemption
In October 2017, ETP redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility (described below) and for general partnership purposes.
The senior notes were registered under the Securities Act of 1933 (as amended). ETP may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal is payable upon maturity. Interest on the senior notes is paid semi-annually. The senior notes are guaranteed by ETP on a senior unsecured basis as long as it guarantees any of Sunoco Logistics Partners Operations L.P.’s other long-term debt. As a result of the parent guarantee, the senior notes will rank equally in right of payment with ETP’s existing and future senior debt, and senior in right of payment to any subordinated debt ETP may incur.
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of September 30, 2017, the ETLP Credit Facility had $2.06 billion of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2017, the Sunoco Logistics Credit Facility had $35 million of outstanding borrowings.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of September 30, 2017, the Sunoco LP credit facility had $644 million of outstanding borrowings and $9 million in standby letters of credit. The unused availability on the revolver at September 30, 2017 was $847 million.

On October 16, 2017, Sunoco LP entered into the Fifth Amendment to the Credit Agreement with the lenders party thereto and Bank of America, N.A., in its capacity as a letter of credit issuer, as swing line lender, and as administrative agent. The Fifth Amendment amended the agreement to (i) permit the dispositions contemplated by the Retail Divestment, (ii) extend the interest coverage ratio covenant of 2.25x through maturity, (iii) modify the definition of consolidated EBITDA to include the pro forma effect of the divestitures and the new fuel supply contracts, and (iv) modify the leverage ratio covenant.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of September 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2017.
8. PREFERRED UNITS
In January 2017, Energy Transfer Partners, L.P. repurchased all of its 1.9 million outstanding Preferred Units for cash in the aggregate amount of $53 million.
9. EQUITY
ETE
The changes in ETE common units and Convertible Units during the nine months ended September 30, 2017 were as follows:

	Number of Convertible Units	Number of Common Units
Outstanding at December 31, 2016	329.3	1,046.9
Issuance of common units	—	32.2
Outstanding at September 30, 2017	329.3	1,079.1
ETE Equity Distribution Agreement
In March 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1 billion. There was no activity under the distribution agreements for the nine months ended September 30, 2017.
Series A Convertible Preferred Units
As of September 30, 2017, the Partnership had 329.3 million Series A Convertible Preferred Units outstanding with a carrying value of $377 million.
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 23.7 million newly issued ETP common units for approximately $568 million.
Repurchase Program
During the nine months ended September 30, 2017, ETE did not repurchase any ETE common units under its current buyback program. As of September 30, 2017, $936 million remained available to repurchase under the current program.

Subsidiary Equity Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP and Sunoco LP and the underlying book value arising from the issuance or redemption of units by ETP and Sunoco LP (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the nine months ended September 30, 2017, we recognized decreases in partners’ capital of $57 million.
ETP Common Unit Transaction
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. equity distribution agreement was terminated. In May 2017, ETP entered into an equity distribution agreement with an aggregate offering price up to $1.00 billion. During the nine months ended September 30, 2017, ETP received proceeds of $498 million, net of $5 million of commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes.
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. distribution reinvestment plan was terminated. In July 2017, ETP initiated a new distribution reinvestment plan. During the nine months ended September 30, 2017, distributions of $106 million were reinvested under the distribution reinvestment plan.
ETP August 2017 Units Offering
In August 2017, ETP issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by ETP to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. In July 2017, ETP contributed a portion of its ownership interest in Dakota Access and ETCO to PEP, a strategic joint venture with ExxonMobil. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Sunoco LP Common Unit Transactions
During the nine months ended September 30, 2017, Sunoco LP received net proceeds of $33 million from the issuance of 1.3 million Sunoco LP common units pursuant to its equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes. As of September 30, 2017, $295 million of Sunoco LP’s common units remained available to be issued under the equity distribution agreement.
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

Parent Company Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850
June 30, 2017 (1)	August 7, 2017	August 21, 2017	$0.2850
September 30, 2017 (1)	November 7, 2017	November 20, 2017	0.2950

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

Our distributions declared with respect to our Convertible Units subsequent to December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
September 30, 2017	November 7, 2017	November 20, 2017	0.1100
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
If cash distributions exceed $0.0833 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.
For the quarter ended December 31, 2016, Energy Transfer Partners, L.P. and Sunoco Logistics paid distributions on February 14, 2017 of $0.7033 and $0.52, respectively, per common unit.
Following are distributions declared and/or paid by ETP subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650

ETE has agreed to relinquish its right to the following amounts of incentive distributions from ETP in future periods:

Total Year
2017 (remainder)	$173
2018	153
2019	128
Each year beyond 2019	33
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2017	December 31, 2016
Available-for-sale securities	$7	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	9	7
Investments in unconsolidated affiliates, net	3	4
Subtotal	14	8
Amounts attributable to noncontrolling interest	(14)	(8)
Total AOCI, net of tax	$—	$—

10.	INCOME TAXES
For the nine months ended September 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the periods presented. The remainder of the increase in the effective income tax rate was primarily due to higher nondeductible expenses among the Partnership’s consolidated corporate subsidiaries. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. For the three and nine months ended September 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.
11. REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETLP (formerly Energy Transfer Partners, L.P.) agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchasers. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETLP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes. The remaining outstanding 7.00% senior notes were repurchased in May 2017, and ETLP no longer provides contingent residual support for any AmeriGas notes.

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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2047.  The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental expense	$42	$31	$106	$94
Less: Sublease rental income	(6)	(6)	(19)	(18)
Rental expense, net	$36	$25	$87	$76
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
Dakota Access Pipeline
On July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the temporary restraining order (“TRO”) request moot.
After the September 9, 2016 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.

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
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. The Court ordered briefing to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process or whether to vacate the existing permits. The USACE and Dakota Access opposed any shutdown of operations of the pipeline during this review process. On October 11, 2017, the Court issued an order allowing the pipeline to remain in operation during the pendency of the USACE’s review process. In early October 2017, USACE advised the Court that it expects to complete this additional work by April 2018. The Court has stayed consideration of any other claims until it fully resolves the remaining issues relating to its remand order.
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
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, typically governmental authorities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of September 30, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The court approved the Judicial Consent Order on October 10, 2017.

It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. An adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any such adverse determination occurs, but such an adverse determination likely would not have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency-ETP merger (the “Regency Merger”), purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint, Dieckman v. Regency GP LP, et al., C.A. No. 11130-CB, in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP, LP; Regency GP LLC; ETE, ETP, ETP GP, and the members of Regency’s board of directors (the “Regency Litigation Defendants”).
The Regency Merger litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The Regency Merger Litigation Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. A hearing on these motions is currently set for January 9, 2018.
The Regency Merger Litigation Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Merger Litigation Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Litigation Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. ETP intends to file a petition for review with the Texas Supreme Court.
Sunoco Logistics Merger Litigation
Seven purported Energy Transfer Partners, L.P. common unitholders (the “ETP Unitholder Plaintiffs”) separately filed seven putative unitholder class action lawsuits against ETP, ETP GP, ETP LLC, the members of the ETP Board, and ETE (the “ETP-SXL Defendants”) in connection with the announcement of the Sunoco Logistics Merger. Two of these lawsuits have been voluntarily dismissed. The five remaining lawsuits have been consolidated as In re Energy Transfer Partners, L.P. Shareholder Litig., C.A. No. 1:17-cv-00044-CCC, in the United States District Court for the District of Delaware (the “Sunoco Logistics Merger Litigation”). The ETP Unitholder Plaintiffs allege causes of action challenging the merger and the proxy statement/prospectus filed in connection with the Sunoco Logistics Merger (the “ETP-SXL Merger Proxy”). The ETP Unitholder Plaintiffs seek rescission of the Sunoco Logistics Merger or rescissory damages for ETP unitholders, as well as an award of costs and attorneys’ fees.
The ETP-SXL Defendants cannot predict the outcome of the Sunoco Logistics Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing, nor can the ETP-SXL Defendants predict the amount of time and expense that will be required to resolve the Sunoco Logistics Merger Litigation. The ETP-SXL Defendants believe the Sunoco Logistics Merger Litigation is without merit and intend to defend vigorously against it and any other actions challenging the Sunoco Logistics Merger.

Litigation Filed By or Against Williams
On April 6, 2016, Williams filed a complaint, The Williams Companies, Inc. v. Energy Transfer Equity, L.P., C.A. No. 12168-VCG, against ETE and LE GP in the Delaware Court of Chancery (the “First Delaware Williams Litigation”). Williams sought, among other things, to (a) rescind the Issuance and (b) invalidate an amendment to ETE’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
On May 3, 2016, ETE and LE GP filed an answer and counterclaim in the First Delaware Williams Litigation. The counterclaim asserts in general that Williams materially breached its obligations under the Merger Agreement by (a) blocking ETE’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow Williams’ independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering and (b) bringing a lawsuit concerning the Issuance against Mr. Warren in the District Court of Dallas County, Texas, which the Texas state court later dismissed based on the Merger Agreement’s forum-selection clause.
On May 13, 2016, Williams filed a second lawsuit in the Delaware Court of Chancery (the “Court”) against ETE and LE GP and added Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC as additional defendants (collectively, “Defendants”). This lawsuit is styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., et al., C.A. No. 12337-VCG (the “Second Delaware Williams Litigation”). In general, Williams alleged that Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), (b) breaching a representation and warranty in the Merger Agreement concerning Section 721 of the Internal Revenue Code, and (c) taking actions that allegedly delayed the SEC in declaring the Form S-4 filed in connection with the merger (the “Form S-4”) effective. Williams asked the Court, in general, to (a) issue a declaratory judgment that ETE breached the Merger Agreement, (b) enjoin ETE from terminating the Merger Agreement on the basis that it failed to obtain a 721 Opinion, (c) enjoin ETE from terminating the Merger Agreement on the basis that the transaction failed to close by the outside date, and (d) force ETE to close the merger or take various other affirmative actions.
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
Williams filed an amended complaint on September 16, 2016 and sought a $410 million termination fee and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Defendants breached an additional representation and warranty in the Merger Agreement.
Defendants filed amended counterclaims and affirmative defenses on September 23, 2016 and sought a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement detailed above, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, Williams filed a motion to dismiss Defendants’ amended counterclaims and to strike certain of Defendants’ affirmative defenses. Following briefing by the parties on Williams’ motion, the Delaware Court of Chancery held oral arguments on November 30, 2016. The parties are awaiting the Court’s decision.
On March 23, 2017, the Delaware Supreme Court affirmed the Court of Chancery’s Opinion and Order on the June 2016 trial and denied Williams’ motion for reargument on April 5, 2017. As a result of the Delaware Supreme Court’s affirmance, Williams has conceded that its $10 billion damages claim is foreclosed, although its $410 million termination fee claim remains pending.

Defendants cannot predict the outcome of the First Delaware Williams Litigation, the Second Delaware Williams Litigation, or any lawsuits that might be filed subsequent to the date of this filing; nor can Defendants predict the amount of time and expense that will be required to resolve these lawsuits. Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Unitholder Litigation Relating to the Issuance
In April 2016, two purported ETE unitholders (the “Issuance Plaintiffs”) filed putative class action lawsuits against ETE, LE GP, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon (collectively, the “Issuance Defendants”) in the Delaware Court of Chancery. These lawsuits have been consolidated as In re Energy Transfer Equity, L.P. Unitholder Litigation, Consolidated C.A. No. 12197-VCG, in the Court of Chancery of the State of Delaware (the “Issuance Litigation”). Another purported ETE unitholder, Chester County Employees’ Retirement Fund, joined the consolidated action as an additional plaintiff of April 25, 2016.
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
On August 29, 2016, the Issuance Plaintiffs filed a consolidated amended complaint, and in addition to the injunctive relief described above, seek class-wide damages allegedly resulting from the Issuance.
The Issuance Defendants and the Issuance Plaintiffs filed cross-motions for partial summary judgment. On February 28, 2017, the Court denied both motions for partial summary judgment. A trial in the Issuance Litigation is currently set for February 19-21, 2018.
The Issuance Defendants cannot predict the outcome of the Issuance Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Issuance Defendants predict the amount of time and expense that will be required to resolve the Issuance Litigation. The Issuance Defendants believe the Issuance Litigation is without merit and intend to defend vigorously against it and any other actions challenging the Issuance.
Litigation filed by BP Products
On April 30, 2015, BP Products North America Inc. (“BP”) filed a complaint with the FERC, BP Products North America Inc. v. Sunoco Pipeline L.P., FERC Docket No. OR15-25-000, alleging that Sunoco Pipeline L.P. (“SPLP”), a wholly-owned subsidiary of ETP, entered into certain throughput and deficiency (“T&D”) agreements with shippers other than BP regarding SPLP’s crude oil pipeline between Marysville, Michigan and Toledo, Ohio, and revised its proration policy relating to that pipeline in an unduly discriminatory manner in violation of the Interstate Commerce Act (“ICA”). The complaint asked FERC to (1) terminate the agreements with the other shippers, (2) revise the proration policy, (3) order SPLP to restore BP’s volume history to the level that existed prior to the execution of the agreements with the other shippers, and (4) order damages to BP of approximately $62 million, a figure that BP reduced in subsequent filings to approximately $41 million.
SPLP denied the allegations in the complaint and asserted that neither its contracts nor proration policy were unlawful and that BP’s complaint was barred by the ICA’s two-year statute of limitations provision. Interventions were filed by the two companies with which SPLP entered into T&D agreements, Marathon Petroleum Company (“Marathon”) and PBF Holding Company and Toledo Refining Company (collectively, “PBF”). A hearing on the matter was held in November 2016.
On May 26, 2017, the Administrative Law Judge Patricia E. Hurt (“ALJ”) issued her initial decision (“Initial Decision”) and found that SPLP had acted discriminatorily by entering into T&D agreements with the two shippers other than BP and recommended that the FERC (1) adopt the FERC Trial Staff’s $13 million alternative damages proposal, (2) void the T&D agreements with Marathon and PBF, (3) re-set each shipper’s volume history to the level prior to the effective date of the proration policy, and (4) investigate the proration policy. The ALJ held that BP’s claim for damages was not time-barred in its entirety, but that it was not entitled to damages more than two years prior to the filing of the complaint.
On July 26, 2017, each of the parties filed with the FERC a brief on exceptions to the Initial Decision. SPLP challenged all of the Initial Decision’s primary findings (except for the adjustment to the individual shipper volume histories). BP and FERC Trial Staff challenged various aspects of the Initial Decision related to remedies and the statute of limitations issue. On September 18 and 19, 2017, all parties filed briefs opposing the exceptions of the other parties. The matter is now awaiting a decision by FERC.

Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2017 and December 31, 2016, accruals of approximately $68 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
In December 2016, Sunoco Logistics received multiple Notice of Violations (“NOVs”) from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at its Marcus Hook Industrial Complex (“MHIC”) in July 2016. Sunoco Logistics also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and ETP is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, the Partnership does not expect there to be a material impact to its results of operations, cash flows, or financial position.
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April to July, 2017. The Ohio EPA has proposed penalties of approximately $2.3 million in connection with the alleged violations and is seeking certain corrective actions. ETP is working with Ohio EPA to resolve the matter. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. On September 18, 2017, the FERC authorized Rover to resume HDD activities at the Tuscarawas River site and nine other river crossing sites. On October 20, 2017, the FERC authorized Rover to resume HDD activities at two additional sites.
On July 17, 2017, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Cease and Desist order requiring Rover, among other things, to cease any land development activity in Doddridge and Tyler Counties. Under the order, Rover had 20 days to submit a corrective action plan and schedule for agency review. The order followed several notices of violation WVDEP issued to Rover alleging stormwater non-compliance. Rover is complying with the order and has already addressed many of the stormwater control issues. On August 9, 2017, WVDEP lifted the Cease and Desist requirement.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  On August 1, 2017 the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company.
In addition, on June 27, 2017 and July 25, 2017, the PADEP entered into a Consent Order and Agreement with SPLP regarding inadvertent returns of drilling fluids at three HDD locations in Pennsylvania related to the Mariner East 2 project.  Those agreements require SPLP to cease HDD activities at those three locations until PADEP reauthorizes such activities and to submit a corrective action plan for agency review and approval.  SPLP is working to fulfill the requirements of those agreements and has been authorized by PADEP to resume drilling at one of the three locations.
No amounts have been recorded in our September 30, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2017, Sunoco, Inc. had been named as a PRP at approximately 44 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2017	December 31, 2016
Current	$42	$31
Non-current	302	318
Total environmental liabilities	$344	$349
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
During the three months ended September 30, 2017 and 2016, the Partnership recorded $7 million and $12 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2017 and 2016, the Partnership recorded $22 million and $31 million, respectively.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,297,500	2017-2018	(682,500)	2017
Basis Swaps IFERC/NYMEX (1)	(15,810,000)	2017-2019	2,242,500	2017
Options – Puts	13,000,000	2018	—	—
Power (Megawatt):
Forwards	665,040	2017-2018	391,880	2017-2018
Futures	(213,840)	2017-2018	109,564	2017-2018
Options — Puts	(280,800)	2017-2018	(50,400)	2017
Options — Calls	545,600	2017-2018	186,400	2017
Crude (Bbls):
Futures	(160,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	67,500	2017-2020	10,750,000	2017-2018
Swing Swaps IFERC	91,897,500	2017-2019	(5,662,500)	2017
Fixed Swaps/Futures	(20,220,000)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	(140,937,993)	2017-2018	(22,492,489)	2017
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(8,744,200)	2017-2019	(5,786,627)	2017
Refined Products (Bbls) — Futures	(1,947,000)	2017-2018	(3,144,000)	2017
Corn (Bushels) — Futures	650,000	2017-2018	1,580,000	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(41,102,500)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(41,102,500)	2017	(36,370,000)	2017
Hedged Item — Inventory	41,102,500	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	September 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$7	$—	$—	$(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	$222	$338	$(262)	$(416)
Commodity derivatives	52	25	(61)	(58)
Interest rate derivatives	—	—	(210)	(193)
Embedded derivatives in the ETP Preferred Units	—	—	—	(1)
	274	363	(533)	(668)
Total derivatives	$281	$363	$(533)	$(672)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(210)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	52	25	(61)	(58)
Broker cleared derivative contracts	Other current assets	229	338	(262)	(420)
Total gross derivatives		281	363	(533)	(672)
Less offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(10)	(4)	10	4
Payments on margin deposit	Other current assets	(220)	(338)	220	338
Total net derivatives		$51	$21	$(303)	$(330)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$2	$(9)	$4	$8
Total		$2	$(9)	$4	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives —Trading	Cost of products sold	$(5)	$(7)	$21	$(24)
Commodity derivatives —Non-trading	Cost of products sold	(25)	(16)	(6)	(61)
Interest rate derivatives	Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Embedded derivatives	Other, net	—	8	1	4
Total		$(38)	$(43)	$(12)	$(260)
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
In addition, ETE recorded sales with affiliates of $105 million and $49 million during the three months ended September 30, 2017 and 2016, respectively, and $201 million and $175 million during the nine months ended September 30, 2017 and 2016, respectively.
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Investment in ETP	$1,744	$1,390	$4,757	$4,172
Investment in Sunoco LP	199	189	574	512
Investment in Lake Charles LNG	43	45	131	133
Corporate and Other	(3)	(37)	(25)	(142)
Adjustments and Eliminations	(74)	(83)	(211)	(208)
Total	1,909	1,504	5,226	4,467
Depreciation, depletion and amortization	(632)	(548)	(1,840)	(1,596)
Interest expense, net	(505)	(474)	(1,471)	(1,336)
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Non-cash unit-based compensation expense	(29)	(23)	(76)	(46)
Unrealized gains (losses) on commodity risk management activities	(76)	(21)	22	(105)
Losses on extinguishments of debt	—	—	(25)	—
Inventory valuation adjustments	141	35	38	203
Equity in earnings of unconsolidated affiliates	92	49	228	205
Adjusted EBITDA related to unconsolidated affiliates	(205)	(157)	(554)	(503)
Adjusted EBITDA related to discontinued operations	(92)	(93)	(253)	(220)
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Other, net	46	4	111	44
Income (loss) before income tax benefit	$641	$(60)	$1,378	$626

	September 30, 2017	December 31, 2016
Assets:
Investment in ETP	$77,011	$70,191
Investment in Sunoco LP	8,307	8,701
Investment in Lake Charles LNG	1,611	1,508
Corporate and Other	620	711
Adjustments and Eliminations	(2,169)	(2,100)
Total assets	$85,380	$79,011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Investment in ETP:
Revenues from external customers	$6,876	$5,488	$20,168	$15,167
Intersegment revenues	97	43	276	134
	6,973	5,531	20,444	15,301
Investment in Sunoco LP:
Revenues from external customers	2,549	2,167	7,321	5,912
Intersegment revenues	6	—	9	6
	2,555	2,167	7,330	5,918
Investment in Lake Charles LNG:
Revenues from external customers	49	50	148	148

Adjustments and Eliminations	(103)	(43)	(285)	(140)
Total revenues	$9,474	$7,705	$27,637	$21,227
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP and Lake Charles LNG.
Investment in ETP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Intrastate Transportation and Storage	$729	$583	$2,196	$1,457
Interstate Transportation and Storage	220	231	652	714
Midstream	665	582	1,863	1,799
NGL and refined products transportation and services	1,989	1,397	5,874	4,014
Crude oil transportation and services	2,714	1,856	7,749	5,146
All Other	656	882	2,110	2,171
Total revenues	6,973	5,531	20,444	15,301
Less: Intersegment revenues	97	43	276	134
Revenues from external customers	$6,876	$5,488	$20,168	$15,167
The amounts included in ETP’s NGL and refined products transportation and services operation and the crude oil transportation and services operation have been retrospectively adjusted as a result of the Sunoco Logistics Merger.

Investment in Sunoco LP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retail operations	$88	$80	$247	$241
Wholesale operations	2,467	2,087	7,083	5,677
Total revenues	2,555	2,167	7,330	5,918
Less: Intersegment revenues	6	—	9	6
Revenues from external customers	$2,549	$2,167	$7,321	$5,912
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

15. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Accounts receivable from related companies	64	55
Other current assets	2	—
Total current assets	66	57
Property, plant and equipment, net	27	36
Advances to and investments in unconsolidated affiliates	6,031	5,088
Intangible assets, net	—	1
Goodwill	9	9
Other non-current assets, net	17	10
Total assets	$6,150	$5,201
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$1
Accounts payable to related companies	—	22
Interest payable	79	66
Accrued and other current liabilities	3	3
Total current liabilities	82	92
Long-term debt, less current maturities	6,684	6,358
Long-term notes payable – related companies	574	443
Other non-current liabilities	2	2
Commitments and contingencies
Partners’ capital:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders	(1,566)	(1,871)
Series A Convertible Preferred Units	377	180
Total partners’ deficit	(1,192)	(1,694)
Total liabilities and equity	$6,150	$5,201

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(1)	$(3)	$(75)	$(25)	$(156)
OTHER INCOME (EXPENSE):
Interest expense, net	(88)	(81)	(257)	(244)
Equity in earnings of unconsolidated affiliates	343	367	1,012	1,166
Losses on extinguishments of debt	—	—	(25)	—
Other, net	—	(2)	(2)	(4)
NET INCOME	252	209	703	762
General Partner’s interest in net income	1	—	2	2
Convertible Unitholders’ interest in income	11	2	25	3
Limited Partners’ interest in net income	$240	$207	$676	$757

(1)	Prior periods include management fees paid by ETE to ETP, which management fees will no longer be paid subsequent to March 31, 2017.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$620	$718
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to unconsolidated affiliate	(861)	(70)
Capital expenditures	(1)	(15)
Contributions in aid of construction costs	7	—
Net cash used in investing activities	(855)	(85)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,116	180
Principal payments on debt	(1,795)	(155)
Proceeds from affiliate	131	129
Distributions to partners	(752)	(780)
Units issued for cash	568	—
Debt issuance costs	(35)	—
Net cash provided by (used in) financing activities	233	(626)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	7
CASH AND CASH EQUIVALENTS, beginning of period	2	1
CASH AND CASH EQUIVALENTS, end of period	$—	$8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in Exhibit 99.1 to the Partnership’s Form 8-K filed with the SEC on October 2, 2017. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
OVERVIEW
At September 30, 2017, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as 27.5 million ETP common units, 2.3 million Sunoco LP common units and 12 million Sunoco LP Series A Preferred Units held by us or our wholly-owned subsidiaries.
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
RECENT DEVELOPMENTS
ETE Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering are intended to be used to repay a portion of the outstanding indebtedness under ETE’s term loan facility and for general partnership purposes.
ETE January 2017 Private Placement and Energy Transfer Partners, L.P. Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 23.7 million newly issued Energy Transfer Partners, L.P. common units.
ETP Senior Notes Redemption
In October 2017, ETP redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility and for general partnership purposes.

ETP August 2017 Units Offering
In August 2017, ETP issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by ETP to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.  The transaction closed in October 2017. As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
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
Sunoco LP Convenience Store Sale
On April 6, 2017, Sunoco LP entered into a definitive asset purchase agreement for the sale of a portfolio of approximately 1,112 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven Transaction”). The closing of the transaction contemplated by the asset purchase agreement is expected to occur within the fourth quarter of 2017 or early portion of the first quarter of 2018.
With the assistance of a third-party brokerage firm, Sunoco LP is continuing marketing efforts with respect to approximately 208 Stripes sites located in certain West Texas, Oklahoma and New Mexico markets which were not included in the 7-Eleven purchase agreement. There can be no assurance of Sunoco LP’s success in selling the remaining company-operated retail assets, nor the price or terms of such sale, and even if a sale is consummated, Sunoco LP may remain contingently responsible for certain risks and obligations related to the divested retail assets.
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
Sunoco LP Real Estate Sale
In January 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties will be sold through a sealed-bid sale. Of the 97 properties, 27 have been sold and an additional 14 are under contract to be sold. 31 are being sold to 7-Eleven and 10 are being sold in another transaction. The remaining 15 continue to be marketed by the third-party brokerage firm.

Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC (“PEP”), a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, ETP contributed an approximate 15% ownership interest in Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”) to PEP, which resulted in an increase in ETP’s ownership interest in PEP to approximately 88%. ETP maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of ETP. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. In July 2017, ETP contributed a portion of its ownership interest in Dakota Access and ETCO to PEP, a strategic joint venture with ExxonMobil. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
Quarterly Cash Distribution
In October 2017, ETE announced its quarterly distribution of $0.295 per unit ($1.18 annualized) on ETE common units for the quarter ended September 30, 2017.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Segment Adjusted EBITDA:
Investment in ETP	$1,744	$1,390	$354	$4,757	$4,172	$585
Investment in Sunoco LP	199	189	10	574	512	62
Investment in Lake Charles LNG	43	45	(2)	131	133	(2)
Corporate and Other	(3)	(37)	34	(25)	(142)	117
Adjustments and Eliminations	(74)	(83)	9	(211)	(208)	(3)
Total	1,909	1,504	405	5,226	4,467	759
Depreciation, depletion and amortization	(632)	(548)	(84)	(1,840)	(1,596)	(244)
Interest expense, net	(505)	(474)	(31)	(1,471)	(1,336)	(135)
Losses on interest rate derivatives	(8)	(28)	20	(28)	(179)	151
Non-cash unit-based compensation expense	(29)	(23)	(6)	(76)	(46)	(30)
Unrealized gains (losses) on commodity risk management activities	(76)	(21)	(55)	22	(105)	127
Losses on extinguishments of debt	—	—	—	(25)	—	(25)
Inventory valuation adjustments	141	35	106	38	203	(165)
Equity in earnings of unconsolidated affiliates	92	49	43	228	205	23
Adjusted EBITDA related to unconsolidated affiliates	(205)	(157)	(48)	(554)	(503)	(51)
Adjusted EBITDA related to discontinued operations	(92)	(93)	1	(253)	(220)	(33)
Impairment of investment in an unconsolidated affiliate	—	(308)	308	—	(308)	308
Other, net	46	4	42	111	44	67
Income (loss) before income tax benefit	641	(60)	701	1,378	626	752
Income tax benefit	(157)	(89)	(68)	(97)	(151)	54
Income from continuing operations	798	29	769	1,475	777	698
Income (loss) from discontinued operations, net of income taxes	6	12	(6)	(264)	24	(288)
Net income	$804	$41	$763	$1,211	$801	$410
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three and nine months ended September 30, 2017 compared to the same period last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three and nine months ended September 30, 2017 increased primarily due to the following:

•
increase of $4 million of expense recognized by Sunoco LP for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to higher interest rates on Sunoco LP’s borrowings under its revolving credit facility that Sunoco LP entered into in September 2014 and an increase of $51 million of expense for the nine months ended September 30, 2017 compared to the same period in the prior year due to the issuance of Sunoco LP’s

$800 million 6.250% senior notes on April 7, 2016, as well as the increase in borrowings under Sunoco LP’s revolving credit facility; and

•
increases of $22 million and $71 million, respectively, of expense recognized by ETP primarily attributable to increases in long-term debt, including the Dakota Access and ETCO term loans that became effective in August 2016.

Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2017 and 2016 resulted from decreases in forward interest rates.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in the segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three and nine months ended September 30, 2017 and 2016, for the inventory associated with ETP’s crude oil transportation and service and ETP’s NGL and refined products transportation and services inventories as a result of commodity price changes during the respective periods.
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
Income Tax (Expense) Benefit. For the nine months ended September 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the periods presented. The remainder of the increase in the effective income tax rate was primarily due to higher nondeductible expenses among the Partnership’s consolidated corporate subsidiaries. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. For the three and nine months ended September 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.
Segment Operating Results
Investment in ETP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$6,973	$5,531	$1,442	$20,444	$15,301	$5,143
Cost of products sold	4,876	3,844	1,032	14,582	10,280	4,302
Unrealized (gains) losses on commodity risk management activities	81	15	66	(17)	96	(113)
Operating expenses, excluding non-cash compensation expense	(525)	(464)	(61)	(1,543)	(1,349)	(194)
Selling, general and administrative, excluding non-cash compensation expense	(95)	(76)	(19)	(302)	(239)	(63)
Inventory valuation adjustments	(86)	(37)	(49)	(30)	(143)	113
Adjusted EBITDA related to unconsolidated affiliates	279	240	39	765	711	54
Other	(7)	25	(32)	22	75	(53)
Segment Adjusted EBITDA	$1,744	$1,390	$354	$4,757	$4,172	$585
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•
an increase of $30 million in ETP’s intrastate transportation and storage operations resulting from an increase of $29 million due to higher realized gains from pipeline optimization activity and an increase of $9 million in storage margin. These increases were offset by a decrease in transportation fees due to renegotiated contracts;

•
an increase of $42 million in ETP’s midstream operations primarily due to a $24 million increase in non-fee based margins due to higher realized crude oil and NGL prices and a $31 million increase in fee-based revenues due to minimum volume commitments in South Texas, increased volumes in the Permian and Northeast regions, and recent acquisitions, including PennTex;

•
an increase of $40 million in ETP’s NGL and refined products transportation and services operations due to an increase in transportation margin of $20 million, primarily due to higher volumes on Texas NGL pipelines and the ramp-up of volumes on the Mariner East system; an increase in fractionation and refinery services margin of $14 million, primarily due to higher NGL volumes from most major producing regions; and an increase in terminal services margin of $7 million due to higher terminal volumes from the Mariner NGL projects; partially offset by an increase in operating expenses due to a legal settlement and a quarterly ad valorem tax true-up;

•
an increase of $227 million in ETP’s crude oil transportation and services operations due to an increase of $194 million resulting primarily from placing ETP’s Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas; an increase of $28 million from existing assets due to increased volumes throughout the system; and an increase of $18 million due to the impact of LIFO accounting; partially offset by an increase in operating expenses as a result of placing new projects in service and costs associated with increased volumes on the system; and

•
an increase of approximately $20 million in ETP’s all other operations, primarily due to an increase of $25 million in Adjusted EBITDA related to ETP’s investment in PES of $34 million, offset by decrease of $9 million from ETP’s investment in Sunoco LP. In addition, the three months ended September 30, 2017 experienced an increase of $7 million from commodity trading activities and an increase of $4 million from ETP’s compression operations. These increases were partially offset by higher transaction related expenses, and operating and maintenance expenses from an equipment lease buyout; partially offset by

•
a decrease of $5 million in ETP’s interstate transportation and storage operations due to an aggregate $12 million decrease in revenue, including decreases on the Panhandle, Trunkline and Transwestern pipelines primarily due to lack of customer demand driven by weak spreads and mild weather, and a decrease of $3 million revenues on the Tiger pipeline due to contract restructuring. The decrease in revenues was partially offset by $10 million of revenues from the Rover pipeline being placed in partial service in August 2017 and by higher income from unconsolidated joint ventures of $9 million primarily due to a legal settlement and lower operating expenses on Citrus.

Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP increased due to the net impact of the following:

•
an increase of $19 million in ETP’s intrastate transportation and storage operations resulting from a $63 million increase due to higher realized gains from pipeline optimization offset by a $44 million decrease in transportation fees due to renegotiated contracts;

•
an increase of $213 million in ETP’s midstream operations primarily due to a $151 million increase in non-fee based margins due to higher realized crude oil and NGL prices and increased volumes in the Permian region and a $93 million increase in fee-based revenues due to minimum volume commitments in South Texas as well as increased volumes in the Permian and Northeast regions, and recent acquisitions, including PennTex. These increases in gross margin were partially offset by increases in operating expenses of $17 million due to recent acquisitions and increases in selling, general and administrative expenses due to a decrease in capitalized overhead, an increase in shared services allocation, an increase in insurance allocation and additional costs from the PennTex acquisition;

•
an increase of $124 million in ETP’s NGL and refined products transportation and services operations due to an increase in transportation margin of $91 million, primarily due to higher volumes on Texas NGL pipelines and the ramp-up of volumes on the Mariner East system; an increase in fractionation and refinery services margin of $56 million, primarily due to higher NGL volumes from most major producing regions; and an increase of $22 million in marketing margin (excluding changes in unrealized gains of $50 million) primarily due to the timing of the recognition of margin from optimization activities; partially offset by an increase of $39 million in operating expenses primarily due to increased utilities costs associated with our fourth fractionator at Mont Belvieu and the Mariner project ramp up at the Marcus Hook Industrial Complex; and

•
an increase of $309 million in ETP’s crude oil transportation and services operations due to an increase of $389 million resulting primarily from placing ETP’s Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas; and an increase of $11 million from existing assets due to increased volumes throughout the system; partially offset by an increase in operating expenses as a result of placing new projects in service and costs associated with increased volumes on the system; partially offset by

•
a decrease of $48 million in ETP’s interstate transportation and storage operations due to an aggregate $63 million decrease in revenue, including decreases on the Panhandle, Trunkline and Transwestern pipelines primarily due to lack of customer demand driven by weak spreads and mild weather, and a decrease of $17 million revenues on the Tiger pipeline due to contract restructuring. The decrease in revenues was partially offset by $10 million of revenues from the Rover pipeline being placed in partial service in August 2017 and by lower operating expenses and selling, general and administrative expenses as well as an increase in income from unconsolidated joint ventures of $7 million primarily due to a legal settlement and lower operating expenses on Citrus offset by lower earnings from Midcontinent Express; and

•
a decrease of approximately $32 million in ETP’s all other operations, primarily due to a decrease of $66 million related to the termination of ETP’s management fees paid by ETE that ended in 2016 and an increase of $39 million in transaction related expenses partially offset by an increase of $35 million in Adjusted EBITDA related to unconsolidated affiliates, primarily comprising increases of $29 million from ETP’s investment in PES and $3 million from ETP’s investment in Sunoco LP, an increase of $15 million from commodity trading activities and lower expenses related to ETP’s compression operations.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$2,555	$2,167	$388	$7,330	$5,918	$1,412
Cost of products sold	2,304	1,975	329	6,730	5,290	1,440
Operating expenses, excluding non-cash compensation expense	(62)	(62)	—	(182)	(171)	(11)
Selling, general and administrative, excluding non-cash compensation expense	(21)	(42)	21	(84)	(119)	35
Inventory valuation adjustments	(56)	1	(57)	(8)	(60)	52
Unrealized gains (losses) on commodity risk management activities	(5)	6	(11)	(5)	9	(14)
Adjusted EBITDA from discontinued operations	92	93	(1)	253	220	33
Other	—	1	(1)	—	5	(5)
Segment Adjusted EBITDA	$199	$189	$10	$574	$512	$62
Segment Adjusted EBITDA. For the three months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:

•
an increase in wholesale motor fuel revenue due to a higher sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold offset by higher cost of products sold, excluding a $56 million favorable inventory adjustment change from 2016;

•	a net increase in other revenue consisting of merchandise, rental income and retail motor fuel of $8 million; and

•
a decrease in selling, general and administrative expenses of $21 million primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as Sunoco LP transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas, to Dallas during 2016.

Segment Adjusted EBITDA. For the nine months ended September 30, 2017 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP increased due to the net impact of the following:

•
an increase in wholesale motor fuel revenue due to a higher sales price per wholesale motor fuel gallon, and an increase in wholesale motor fuel gallons sold offset by higher cost of products sold primarily due to an unfavorable inventory adjustment changes;

•
a decrease in selling, general and administrative expenses of $35 million primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as Sunoco LP transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas, to Dallas during 2016; and

•
an increase in adjusted EBITDA from discontinued operations of $33 million primarily due to an increase of $73 million in the gross profit offset by an increase of $48 million in selling, general and administrative expenses related to discontinued operations; partially offset by

•
an increase in other operating expenses of $11 million primarily attributable to the acquisition of the fuels business from Emerge Energy Services LP in August of 2016 as well as increases of utilities, maintenance expenses, property taxes and credit card processing fees in our retail business.

Investment in Lake Charles LNG

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues	$49	$50	$(1)	$148	$148	$—
Operating expenses, excluding non-cash compensation expense	(6)	(4)	(2)	(15)	(13)	(2)
Selling, general and administrative, excluding non-cash compensation expense	—	(1)	1	(2)	(2)	—
Segment Adjusted EBITDA	$43	$45	$(2)	$131	$133	$(2)
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
Sunoco LP currently expects to spend approximately $150 million on growth capital and $70 million on maintenance capital for the full year 2017.
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
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash provided by operating activities during 2017 was $3.30 billion as compared to $2.22 billion for 2016. Net income was $1.21 billion and $801 million for 2017 and 2016, respectively. The difference between net income and the net cash provided by operating activities for the nine months ended September 30, 2017 and 2016, primarily consisted of non-cash items totaling $1.40 billion and $898 million, respectively, and net changes in operating assets and liabilities of $222 million and $48 million, respectively. The nine months ended September 30, 2016, included a $308 million impairment of investment in an unconsolidated affiliate.
The non-cash activity in 2017 and 2016 consisted primarily of depreciation, depletion and amortization of $1.84 billion and $1.60 billion, respectively, equity in earnings of unconsolidated affiliates of $228 million and $205 million, respectively, inventory valuation adjustments of $38 million and $203 million, respectively, deferred income taxes of $120 million and $139 million, respectively, and unit-based compensation expense of $76 million and $46 million, respectively.
Cash paid for interest, net of interest capitalized, was $1.41 billion and $1.43 billion for the nine months ended September 30, 2017 and 2016, respectively.
Capitalized interest was $177 million and $148 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash used in investing activities during 2017 was $4.76 billion as compared to cash used in investing activities $6.08 billion for 2016. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 were $6.10 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 of $5.88 billion. During the nine months ended September 30, 2017, we had proceeds from transactions of $1.4 billion.
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
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cash used in financing activities during 2017 was $1.30 billion as compared to cash provided by financing activities of $3.92 billion for 2016. In 2017, ETE received $2.20 billion in net proceeds from offerings of ETE common units and subsidiary common units as compared to $2.10 billion in 2016. In 2016, Sunoco Logistics received $1.31 billion in net proceeds from offerings of their common units. During 2017, we had a consolidated net increase in our debt level of $1.40 billion as compared to a net increase of $4.33 billion for 2016. In 2017, we paid net proceeds on affiliates notes in the amount of $255 million. We have paid distributions of $752 million and $780 million to our partners in 2017 and in 2016, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $2.16 billion and $2.03 billion in 2017 and 2016, respectively.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2017	December 31, 2016
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Secured Term Loan, due December 2, 2019	2,200	2,190
ETE Senior Secured Revolving Credit Facility	1,191	875
Subsidiary Indebtedness:
ETP Senior Notes	20,540	19,440
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	65	465
Sunoco Logistics Senior Notes	7,600	5,350
Transwestern Senior Notes	575	657
Sunoco LP Senior Notes, Term Loan and lease-related obligation	3,581	3,561
Credit Facilities and Commercial Paper:
ETLP $3.75 billion Revolving Credit Facility due November 2019 (1)	2,056	2,777
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (2)	35	1,292
Sunoco Logistics $1.00 billion 364-Day Credit Facility due December 2017 (3)	—	630
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	644	1,000
Bakken Term Note	2,500	1,100
PennTex $275 million Revolving Credit Facility due December 2019	—	168
Other Long-Term Debt	5	31
Unamortized premiums and fair value adjustments, net	65	101
Deferred debt issuance costs	(268)	(257)
Total	45,211	43,802
Less: Current maturities of long-term debt	716	1,194
Long-term debt and notes payable, less current maturities	$44,495	$42,608

(1)	Includes $2.06 billion and $777 million of commercial paper outstanding at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $50 million of commercial paper outstanding at December 31, 2016.

(3)
Sunoco Logistics’ $1.00 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics had the ability and intent to refinance such borrowings on a long-term basis. This 364-Day Credit Facility was terminated and repaid in May 2017.

Senior Notes and Term Loan
Energy Transfer Equity, L.P. Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering are intended to be used to repay a portion of the outstanding indebtedness under its term loan facility and for general partnership purposes.
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
On October 18, 2017, ETE amended its existing Term Credit Agreement (the “Amendment”) to reduce the applicable margin for LIBOR rate loans from 2.75% to 2.00% and for base rate loans from 1.75% to 1.00%.
In connection with the Amendment, the Partnership prepaid a portion of amounts outstanding under the senior secured term loan agreement.
Sunoco LP Term Loan Waiver
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of September 30, 2017, the balance on the term loan was $1.24 billion.
ETP Senior Notes Redemption
In October 2017, ETP redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
ETP Senior Notes Offering
In September 2017, Sunoco Logistics Partners Operations L.P., a subsidiary of ETP, issued $750 million aggregate principal amount of 4.00% senior notes due 2027 and $1.50 billion aggregate principal amount of 5.40% senior notes due 2047. The $2.22 billion net proceeds from the offering were used to redeem all of the $500 million aggregate principal amount of ETLP’s 6.5% senior notes due 2021, to repay borrowings outstanding under the Sunoco Logistics Credit Facility (described below) and for general partnership purposes.
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
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of September 30, 2017, there were $1.19 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $309 million.
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of September 30, 2017, the ETLP Credit Facility had $2.06 billion of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
ETP maintains the Sunoco Logistics $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2017, the Sunoco Logistics Credit Facility had $35 million of outstanding borrowings.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of September 30, 2017, the Sunoco LP credit facility had $644 million of outstanding borrowings and $19 million in standby letters of credit. The unused availability on the revolver at September 30, 2017 was $847 million.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of September 30, 2017, $2.5 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2017.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate

December 31, 2016 (1)	February 7, 2017	February 21, 2017	$0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850
June 30, 2017 (1)	August 7, 2017	August 21, 2017	0.2850
September 30, 2017	November 7, 2017	November 20, 2017	0.2950

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

Our distributions declared with respect to our Convertible Units during the year ended December 31, 2016 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 21, 2017	$0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
September 30, 2017	November 7, 2017	November 20, 2017	0.1100
The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2017	2016
Limited Partners	$757	$721
General Partner interest	2	2
Total Parent Company distributions	$759	$723
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
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Nine Months Ended September 30,
	2017	2016
Distributions from ETP:
Limited Partner interests	$45	$8
Class H Units	—	263
General Partner interest	12	24
IDRs	1,204	1,012
IDR relinquishments net of Class I Unit distributions	(482)	(271)
Total distributions from ETP	779	1,036
Distributions from Sunoco LP
Limited Partner interests	6	6
IDRs	63	60
Series A Preferred	15	—
Total distributions from Sunoco LP	84	66
Total distributions received from subsidiaries	863	1,102
ETE has agreed to relinquish its right to the following amounts of incentive distributions from the ETP in future periods:

Total Year
2017 (remainder)	$173
2018	153
2019	128
Each year beyond 2019	33
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
If cash distributions exceed $0.0833 per unit in a quarter, the general partner receives increasing percentages, up to 50 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.
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
(1) Includes general partner and limited partner interests, based on the proportionate ownership of each.
For the quarter ended December 31, 2016, Energy Transfer Partners, L.P. and Sunoco Logistics paid distributions on February 14, 2017 of $0.7033 and $0.52, respectively, per common unit.
Following are distributions declared and/or paid by ETP subsequent to the Sunoco Logistics Merger:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 15, 2017	$0.5350
June 30, 2017	August 7, 2017	August 14, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
The total amount of distributions declared during the periods presented were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2017	2016
	ETP	Energy Transfer Partners, L.P.	Sunoco Logistics
Limited Partners:
Common Units held by public	$1,794	$1,607	$353
Common Units held by ETP	—	—	100
Common Units held by ETE	45	8	—
Class H Units held by ETE	—	263	—
General Partner interest	12	24	11
Incentive distributions held by ETE	1,204	1,012	289
IDR relinquishments	(482)	(271)	(8)
Total distributions declared to partners	$2,573	$2,643	$745

Cash Distributions Paid by Sunoco LP
Following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 13, 2017	February 21, 2017	$0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2017	2016
Limited Partners:
Common units held by public	$133	$122
Common and subordinated units held by ETP	150	107
Common and subordinated units held by ETE	6	6
General Partner interest and Incentive distributions	63	60
Series A Preferred	15	—
Total distributions declared	$367	$295
ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The Partnership’s critical accounting policies have not changed subsequent to those reported in Exhibit 99.1 to its Form 8-K filed on October 2, 2017. The following information is provided to supplement those disclosures specifically related to impairment of long-lived assets and goodwill.
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
Once the retail reporting unit’s goodwill was allocated between assets held for sale and continuing operations, management performed goodwill impairment tests on both reporting units to which the goodwill balances were allocated. No goodwill impairment was identified for the $188 million goodwill balance that remained in the retail reporting unit. The result of the impairment test of the goodwill included within the assets held for sale initially indicated an impairment charge of $320 million, which was recognized during the three months ended June 30, 2017. Subsequent to June 30, 2017, management continued to evaluate the goodwill for impairment based on additional information on the fair value of the reporting unit, which resulted in an additional impairment of $44 million during the three months ended September 30, 2017. The key assumption in the impairment test for the goodwill balance classified as held for sale was the fair value of the disposal group, which was based on the assumed proceeds from the sale of those assets. The announced purchase and sale agreement includes the majority of the retail sites that have been classified as held for sale; thus, a key assumption in the goodwill impairment test was the assumed sales proceeds (less the related costs to sell) for the remainder of the sites, which represent approximately 15% of the total number of sites. Management is currently marketing the remaining sites for sale and utilized information from that sales process to develop the assumed sales proceeds for those sites. While management believes that the assumed sales proceeds for these remaining held-for-sale sites are reasonable and likely to be obtained in a sale of those sites, an agreement has not been negotiated and therefore the ultimate outcome could be different than the assumption used in the impairment test. Subsequent to the impairment of goodwill included within the assets held for sale, no further impairments of any other assets held for sale were deemed necessary as the remaining carrying value of the disposal group approximated the assumed proceeds from the sale of those assets less the cost to sell.
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

	September 30, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,297,500	$—	$—	(682,500)	$—	$—
Basis Swaps IFERC/NYMEX (1)	(15,810,000)	(4)	—	2,242,500	(1)	—
Options – Puts	13,000,000	—	—	—	—	—
Power (Megawatt):
Forwards	665,040	1	2	391,880	(1)	1
Futures	(213,840)	—	1	109,564	—	—
Options — Puts	(280,800)	1	2	(50,400)	—	—
Options — Calls	545,600	—	1	186,400	1	—
Crude (Bbls):
Futures	(160,000)	1	1	(617,000)	(4)	6
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	67,500	(3)	2	10,750,000	2	—
Swing Swaps IFERC	91,897,500	(2)	—	(5,662,500)	(1)	1
Fixed Swaps/Futures	(20,220,000)	1	7	(52,652,500)	(27)	19
Forward Physical Contracts	(140,937,993)	3	43	(22,492,489)	1	—
Natural Gas Liquid and Crude (Bbls) — Forwards/Swaps	(8,744,200)	(48)	80	(5,786,627)	(40)	35
Refined Products (Bbls) — Futures	(1,947,000)	1	19	(3,144,000)	(21)	18
Corn (Bushels) — Futures	650,000	—	—	1,580,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(41,102,500)	2	—	(36,370,000)	2	1
Fixed Swaps/Futures	(41,102,500)	5	12	(36,370,000)	(26)	14

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2017, we and our subsidiaries had $10.47 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $105 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	September 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $237 million as of September 30, 2017. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $19 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2016 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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
Mont Belvieu received a Notice of Enforcement (“NOE”) with an Agreed Order from the Texas Commission on Environmental Quality and has a pending settlement for $0.01 million.  The NOE was for the two violations.
Energy Transfer Company Field Services, LLC received a settlement agreement and a stipulated final compliance order from the New Mexico Environmental Department (“NMED”) on October 12, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. This order is a combination of Notice of Violation REG-0569-1402-R1 and Notice of Violation REG-0569-1601. The alleged violations occurred during the periods of March 24, 2014 through September 30, 2014 and September 1, 2016 through December 31, 2016. The settlement includes a civil penalty in the amount of $0.4 million and a supplement environmental project in the amount of $0.8 million.
Energy Transfer Company Field Services, LLC received a settlement offer from the NMED on June 6, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. The alleged violation occurred during the period of January 1, 2017 through September 11, 2017. The NMED is offering to settle the violations with a civil penalty of $0.6 million.
On July 14, 2017, Sunoco LP’s subsidiary Aloha Petroleum, Ltd. (“Aloha”) received a Notice of Violation and Order (“NOVO”) from the Hawaii Department of Health (“DOH”) relating to alleged leak detection and reporting deficiencies at Aloha’s AIM Diamond Head facility in Honolulu, Hawaii with proposed civil penalties of $0.2 million. Aloha is in discussions with the DOH regarding the NOVO. The timing or outcome of this matter cannot reasonably be determined at this time however, the Partnership does not expect there to be a material impact on our business or results of operations.
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

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	November 7, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)