Form 10-K
period 2017-12-31
Energy Transfer Equity, L.P.
filed 2018-02-23
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          ☐          No          ☒
The aggregate market value as of June 30, 2017, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $14.11 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 16, 2018, the registrant had 1,079,145,561 Common Units outstanding.
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Aloha	Aloha Petroleum, Ltd

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

AROs	asset retirement obligations

Bbls	barrels

BBtu	billion British thermal units

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

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

CDM	CDM Resource Management LLC

CDM E&T	CDM Environmental & Technical Services LLC

Citrus	Citrus, LLC which owns 100% of FGT

CrossCountry	CrossCountry Energy, LLC

Dakota Access	Dakota Access, LLC

DOE	United States Department of Energy

DOJ	United States Department of Justice

DOT	United States Department of Transportation

Eagle Rock	Eagle Rock Energy Partners, L.P.

ELG	Edwards Lime Gathering, LLC

EPA	United States Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETCO	Energy Transfer Crude Oil Company, LLC

ETG	Energy Transfer Group, L.L.C.

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

ETP Convertible Preferred Units	ETP’s Series A Convertible Preferred Units

ETP Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETP Series B Preferred Units	Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Exchange Act	Securities Exchange Act of 1934

ExxonMobil	Exxon Mobil Corporation

FDOT/FTE	Florida Department of Transportation, Florida’s Turnpike Enterprise

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, which owns a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of ETE

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC

LCL	Lake Charles LNG Export Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

LNG Holdings	Lake Charles LNG Holdings, LLC

Lone Star	Lone Star NGL LLC

LPG	liquefied petroleum gas

MACS	Mid-Atlantic Convenience Stores, LLC

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

Sunoco Logistics Merger	The merger of Sunoco Logistics with and into ETP, with ETP surviving the merger as a wholly owned subsidiary of Sunoco Logistics

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGA	Natural Gas Act of 1938

NGL	natural gas liquid, such as propane, butane and natural gasoline

NGPA	Natural Gas Policy Act of 1978

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PEP	Permian Express Partners LLC

PEPL	Panhandle Eastern Pipe Line Company, LP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Phillips 66	Phillips 66 Partners LP

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings LLC, a subsidiary of ETP

RGS	Regency Gas Services, a wholly-owned subsidiary of Regency

RIGS	Regency Intrastate Gas System

Rover	Rover Pipeline LLC, a subsidiary of ETP

Sea Robin	Sea Robin Pipeline Company, LLC

SEC	Securities and Exchange Commission

Southwest Gas	Pan Gas Storage, LLC

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

TCEQ	Texas Commission on Environmental Quality

Transwestern	Transwestern Pipeline Company, LLC

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

USAC	USA Compression Partners, LP

USAC Holdings	USA Compression Holdings, LLC

WMB	The Williams Companies, Inc.

WTI	West Texas Intermediate Crude
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets,

v

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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, ETP GP, ETP LLC, Panhandle, Sunoco LP, and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
In January 2014 and July 2015, the Partnership completed two-for-one splits of its outstanding common units. All references to units and per unit amounts in this document have been adjusted to reflect the effect of the unit splits for all periods presented.
The historical common units for ETP presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger, discussed below.
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP and Sunoco LP, both of which are publicly traded master limited partnerships engaged in diversified energy-related services, and the Partnership’s ownership of Lake Charles LNG.
At January 25, 2018, subsequent to Sunoco LP’s repurchase of the 12 million Sunoco LP Series A Preferred Units held by ETE, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 27.5 million ETP common units, and approximately 2.3 million Sunoco LP common units. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
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

The following chart summarizes our organizational structure as of February 7, 2018. For simplicity, certain immaterial entities and ownership interests have not been depicted.

LE GP, LLC
0.2% General Partner Interest
Energy Transfer Equity, L.P.
(NYSE: ETE)
1,079,145,561 Common Units held by public
Non-Economic General Partner Interest;
100% Incentive Distribution Rights;
2,263,158 SUN Common Units
0.3% General Partner Interest;
100% Incentive Distribution Rights;
27,535,127 ETP Common Units;
100 ETP Class I Units
100%
Energy Transfer Partners, L.P.
(NYSE: ETP)
1,135,419,811 Common Units held by public
Lake Charles LNG
26,200,809 SUN Common Units
40%
60%
Sunoco LP
(NYSE: SUN)
54,023,363 Common Units held by public
LNG Export Project

Significant Achievements in 2017 and Beyond
Our significant strategic transactions in 2017 and beyond included the following, as discussed in more detail herein:
Significant Achievements Related to ETE

•
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 23.7 million newly issued ETP common units.

•
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering were used to repay a portion of the outstanding indebtedness under ETE’s term loan facility and for general partnership purposes.

Significant Achievements Related to ETP

•
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. As discussed below, in July 2017, ETP contributed a portion of its ownership interest in Dakota Access and ETCO to PEP. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.

•
In February 2017, Sunoco Logistics formed PEP, a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.

•
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed a merger transaction (the “Sunoco Logistics Merger”) in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction, with the Energy Transfer Partners, L.P. unitholders receiving 1.5 common units of Sunoco Logistics for each Energy Transfer Partners, L.P. common unit they owned. In connection with the merger, Sunoco Logistics was renamed Energy Transfer Partners, L.P. and Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE.

•
In July 2017, ETP contributed an approximate 15% ownership interest in Dakota Access and ETCO to PEP, which resulted in an increase in ETP’s ownership interest in PEP to approximately 88%. ETP maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.

•
In October 2017, ETP completed the previously announced contribution transaction with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners, pursuant to which ETP exchanged a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). As a result, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone. Upon closing, Blackstone contributed funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.

•
In January 2018, ETP entered into a contribution agreement (“CDM Contribution Agreement”) with ETP GP, ETC Compression, LLC, USAC and ETE, pursuant to which ETP will contribute to USAC 100% of the membership interests of CDM and CDM E&T for aggregate consideration of $1.7 billion, consisting of USAC common units, new USAC Class B units and cash. The Class B units will be substantially similar to USAC common units, except the Class B units will not receive distributions paid with respect to USAC common units prior to the one year anniversary of the closing date of the CDM Contribution Agreement. Each Class B Unit will convert into one USAC common unit on such one year anniversary. In connection with the foregoing, ETP entered into a purchase agreement with ETE, ETP LLC, USAC Holdings and, for certain limited purposes, R/C IV USACP Holdings, L.P., pursuant to which ETE and ETP LLC will acquire from USAC Holdings (i) all of the outstanding interests in the general partner of USAC and (ii) 12,466,912 USAC common units for $250 million in cash. The transactions are expected to close in the first half of 2018, subject to customary closing conditions.

Significant Achievements Related to Sunoco LP

•
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties were marketed through a sealed-bid sale. Sunoco LP will review all bids before divesting any assets. As of December 31, 2017, of the 97 properties, 40 have been sold, 5 are under contract to be sold, and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.

•
On March 30, 2017, the Partnership purchased 12 million Sunoco LP Series A Preferred Units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of Sunoco LP Series A Preferred Units was 10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate would become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference.

•
In January 2018, Sunoco LP redeemed all outstanding Sunoco LP Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount included the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.

•
On January 23, 2018, Sunoco LP completed the sale of a portfolio of approximately 1,030 Sunoco LP operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the Laredo Taco Company, to 7-Eleven, Inc. for an aggregate purchase price of $3.3 billion (the “7-Eleven Transaction”).

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
The businesses within these segments are described below. See Note 15 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable segments.
Investment in ETP
ETP’s operations include the following:
Intrastate Transportation and Storage Operations
ETP’s natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through its intrastate transportation and storage operations, ETP owns and operates approximately 7,900 miles of natural gas transportation pipelines with approximately 15.2 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas. ETP also owns a 49.99% general partner interest in RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. ETP owns a 16% membership interest in the Trans-Pecos and Comanche Trail pipelines, a 338-mile intrastate pipeline system that delivers natural gas from the Waha Hub near Midland, Texas to the United States/Mexico border.
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
Interstate Transportation and Storage Operations
ETP’s natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through its interstate transportation and storage operations, ETP directly owns and operates approximately 11,800 miles of interstate natural gas pipelines with approximately 10.3 Bcf/d of transportation capacity and has a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline and the 500-mile Midcontinent Express pipeline. ETP also owns a 50% interest in Citrus, which owns 100% of FGT, an approximately 5,360 mile pipeline system that extends from South Texas through the Gulf Coast to south Florida. ETP operates the FEP and FGT joint ventures.
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
The Rover Pipeline is a new 713-mile natural gas pipeline designed to transport 3.25 Bcf/d of domestically produced natural gas from the Marcellus and Utica Shale production areas to markets across the United States as well as into the Union Gas Dawn Storage Hub in Ontario, Canada, for redistribution back into the United States or into the Canadian market. Currently under construction, portions of the pipeline are in service transporting gas from processing plants in Eastern Ohio for delivery to other pipeline interconnects in Eastern Ohio as well as the Midwest Hub near Defiance, Ohio, where the gas will be delivered for distribution to markets across the United States. The Rover Pipeline Phase 1A and 1B are in service with a capacity of approximately 1.7 Bcf/d.
ETP also owns a 50% interest in the MEP pipeline system, which is operated by KMI, and has the capability to transport up to 1.8 Bcf/d of natural gas.
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
NGL and Refined Products Transportation and Services Operations
ETP’s NGL operations transport, store and execute acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets.
Liquids transportation pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities to fractionation plants and storage facilities. NGL storage facilities are used for the storage of mixed NGLs, NGL products and petrochemical products owned by third parties in storage tanks and underground wells, which allow for the injection and withdrawal of such products at various times of the year to meet demand cycles. NGL fractionators separate mixed NGL streams into purity products, such as ethane, propane, normal butane, isobutane and natural gasoline.
ETP’s NGL and refined products transportation and services operations include approximately 4,300 miles of NGL pipelines, five NGL and propane fractionation facilities with an aggregate capacity of 545 MBbls/d and NGL storage facilities with aggregate working storage capacity of approximately 53 million Bbls. Four of ETP’s NGL and propane fractionation facilities and 50 million Bbls of ETP’s NGL storage capacity are located at Mont Belvieu, Texas, one NGL fractionation facility is located in Geismar, Louisiana, and the segment has 3 million Bbls of salt dome storage capacity near Hattiesburg, Mississippi. ETP is currently constructing a fifth and sixth fractionator in Mont Belvieu, Texas, which are expected to be operational in the third quarter of 2018 and the second quarter of 2019, respectively. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu.
Terminalling services are facilitated by approximately 7 million Bbls of NGLs storage capacity, including approximately 1 million Bbls of storage at ETP’s Nederland, Texas terminal facility, 1 million Bbls of storage at our Inkster, Michigan terminal facility and 5 million Bbls at ETP’s Marcus Hook, Pennsylvania terminal facility (the “Marcus Hook Industrial Complex”). These operations also support ETP’s NGLs blending activities, including the use of ETP’s patented butane blending technology.
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
This segment also includes revenues earned from the marketing of NGLs and processing and fractionating refinery off-gas. Marketing of NGLs primarily generates margin from selling ratable NGLs to end users and from optimizing storage assets.

Processing and fractionation of refinery off-gas margin is generated from a percentage-of-proceeds of O-grade product sales and income sharing contracts, which are subject to market pricing of olefins and NGLs.
ETP’s refined products operations provide transportation and terminalling services, through the use of approximately 2,200 miles of refined products pipelines and approximately 40 active refined products marketing terminals. ETP’s marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million Bbls of refined products storage capacity. ETP’s refined products operations include its Eagle Point facility in New Jersey, which has approximately 6 million Bbls of refined products storage capacity. The operations also include ETP’s equity ownership interests in four refined products pipeline companies. The operations also perform terminalling activities at ETP’s Marcus Hook Industrial Complex. ETP’s refined products operations utilize its integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions in the United States.
Crude Oil Transportation and Services Operations
ETP’s crude oil operations provide transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the operations are approximately 9,360 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in two crude oil pipelines. ETP’s crude oil terminalling services operate with an aggregate storage capacity of approximately 33 million Bbls, including approximately 26 million Bbls at ETP’s Gulf Coast terminal in Nederland, Texas and approximately 3 million Bbls at ETP’s Fort Mifflin terminal complex in Pennsylvania. ETP’s crude oil acquisition and marketing activities utilize its pipeline and terminal assets, its proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.
Revenues throughout ETP’s crude oil pipeline systems are generated from tariffs paid by shippers utilizing its transportation services. These tariffs are filed with the FERC and other state regulatory agencies, as applicable.
ETP’s crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. Specifically, the crude oil acquisition and marketing activities include:

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
In November 2016, ETP purchased a crude oil acquisition and marketing business from Vitol, with operations based in the Permian Basin, Texas. Included in the acquisition was a significant acreage dedication from an investment-grade Permian producer.
ETP’s Other Operations and Investments
ETP’s other operations and investments include the following:

•
ETP owns an equity method investment in limited partner units of Sunoco LP. As of December 31, 2017, ETP’s investment consisted of 43.5 million units, representing 43.6% of Sunoco LP’s total outstanding common units. Subsequent to Sunoco LP’s repurchase of a portion of its common units on February 7, 2018, ETP’s investment consists of 26.2 million units, representing 31.8% of Sunoco LP’s total outstanding common units.

•	ETP’s wholly-owned subsidiary, Sunoco, Inc., owns an approximate 33% non-operating interest in PES, a refining joint venture with The Carlyle Group, L.P., which owns a refinery in Philadelphia.

•
PES Holdings, LLC ("PES Holdings") and eight affiliates filed for Chapter 11 bankruptcy protection on January 21, 2018 in the United States Bankruptcy Court for the District of Delaware to implement a prepackaged reorganization plan that will allow its shareholders to retain a minority stake. PES Holdings' Chapter 11 Plan (“Plan”) proposes to inject $260 million in new capital into PES Holdings, cut debt service obligations by about $35 million per year and remove debt maturities before 2022.  Under that Plan, PES Holdings’ non-debtor parent, PES, in which ETP holds an indirect 33% equity interest, will provide a $65 million cash contribution in exchange for a 25% stake in the reorganized debtor. After the restructuring, the proportionate ownership of Carlyle Group, L.P. and ETP in PES Holdings will be 16.26% and 8.13%, respectively. Finally,

Sunoco Logistics Partners Operations L.P. (“SXL Operating Partnership”), a subsidiary of ETP, is providing an additional $75 million exit loan ranked pari passu with the other debt.  SXL Operating Partnership’s, PES Holdings’ and ETP’s current contracts will be assumed, without any impairments, in the Chapter 11, and business operations will continue uninterrupted.  The financial reorganization is expected to complete in the first quarter of 2018.

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

•	ETP owns a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.

•
ETP owns 100% of the membership interests of ETG, which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP’s other operations.

•	ETP owns a 40% interest in the parent of LCL, which is developing a LNG liquefaction project.

•
ETP owns and operates a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. ETP also owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. These assets are primarily owned through CDM and CDM E&T. As discussed in “Recent Developments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in January 2018, ETP entered into an agreement to contribute these assets to USAC.

•
ETP is involved in the management of coal and natural resources properties and the related collection of royalties. ETP also earns revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities.

•	ETP also owns PEI Power Corp. and PEI Power II, which own and operate a facility in Pennsylvania that generates a total of 75 megawatts of electrical power.
Investment in Sunoco LP
Sunoco LP is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers, and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites.
Wholesale Operations
Sunoco LP is a wholesale distributor of motor fuels and other petroleum products which Sunoco LP supplies to its retail operations, to third-party dealers and distributors, to independent operators of commission agent locations and other consumers of motor fuel. Also included in the wholesale operations are transmix processing plants and refined products terminals. Transmix is the mixture of various refined products (primarily gasoline and diesel) created in the supply chain (primarily in pipelines and terminals) when various products interface with each other. Transmix processing plants separate this mixture and return it to salable products of gasoline and diesel.
Sunoco LP is the exclusive wholesale supplier of the iconic Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,322 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest South Central and Southeast regions of the United States, including 245 company operated Sunoco-branded Stripes locations in Texas. Sunoco LP believes it is one of the largest independent motor fuel distributors by gallons in Texas and one of the largest distributors of Chevron, Exxon, Shell and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.

Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distribute it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to approximately:

•	1,348 convenience stores and fuel outlets.

•	153 independently operated consignment locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;

•	5,501 convenience stores and retail fuel outlets operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and

•	2,222 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
On January 23, 2018, Sunoco LP sold a portfolio of 1,030 company-operated retail fuel outlets to 7-Eleven.
Retail Operations
As of December 31, 2017, prior to the closing of the amended and restated purchasing agreement with 7-Eleven, Sunoco LP’s retail segment operated approximately 1,348 convenience stores and retail fuel outlets. Sunoco LP’s retail convenience stores operates under several brands, including its proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. Sunoco LP has company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2017, Sunoco LP operated approximately 746 Stripes convenience stores in Texas, New Mexico, Oklahoma and Louisiana. Each store offers a customized merchandise mix based on local customer demand and preferences. Sunoco LP built approximately 265 large-format convenience stores from January 2000 through December 31, 2017. Sunoco LP has implemented its proprietary, in-house Laredo Taco Company restaurant concept in approximately 477 Stripes convenience stores. Sunoco LP also owns and operates ATM and proprietary money order systems in most Stripes stores and provides other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2017, Sunoco LP operated approximately 441 retail convenience stores and fuel outlets, primarily under its proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including approximately 404 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2017, Sunoco LP operated approximately 161 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December 31, 2017, MACS operated approximately 107 retail convenience stores and Aloha operated approximately 54 Aloha, Shell, and Mahalo branded fuel stations.
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
The following details the assets in ETP’s operations:
Intrastate Transportation and Storage
The following details pipelines and storage facilities in ETP’s intrastate transportation and storage operations:

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf/d)
ET Fuel System	100%	2,780	5.2	11.2
Oasis Pipeline	100%	750	2.3	—
HPL System	100%	3,920	5.3	52.5
East Texas Pipeline	100%	460	2.4	—
RIGS Haynesville Partnership Co.	49.99%	450	2.1	—
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	143	1.4	—
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

The ET Fuel System also includes the Bethel natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and the Bryson natural gas storage facility, with a working capacity of 5.2 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. Storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that extend through 2023.
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

The Oasis pipeline is integrated with ETP’s Southeast Texas System and is an important component to maximizing its Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third-party supply and market points and interconnecting pipelines and (ii) allowing ETP to bypass its processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

•
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing ETP to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, as well as ETP’s Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2017, ETP had approximately 10.8 Bcf committed under fee-based arrangements with third parties and approximately 36.9 Bcf stored in the facility for ETP’s own account.

•
The East Texas Pipeline connects three treating facilities, one of which ETP owns, with its Southeast Texas System. The East Texas pipeline serves producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect ETP’s Reed compressor station in Freestone County to its Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting ETP’s Cleburne to Carthage pipeline to the HPL System.

•	RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. The Partnership owns a 49.99% general partner interest in RIGS.

•
Comanche Trail is a 195-mile intrastate pipeline that delivers natural gas from the Waha Hub near Midland, Texas to the United States/Mexico border near San Elizario, Texas. The Partnership owns a 16% membership interest in and operates Comanche Trail.

•
Trans-Pecos is a 143-mile intrastate pipeline that delivers natural gas from the Waha Hub near Midland, Texas to the United States/Mexico border near Presidio, Texas. The Partnership owns a 16% membership interest in and operates Trans-Pecos.

Interstate Transportation and Storage
The following information describes ETP’s principal interstate transportation and storage assets:

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission Pipeline	50%	5,360	3.1	—
Transwestern Pipeline	100%	2,570	2.1	—
Panhandle Eastern Pipe Line	100%	5,980	2.8	83.9
Trunkline Gas Pipeline	100%	2,220	0.9	13.0
Tiger Pipeline	100%	195	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	830	2.0	—
Rover Pipeline	32.6%	713	3.25	—
Midcontinent Express Pipeline	50%	500	1.8	—
Gulf States	100%	10	0.1	—

•
The Florida Gas Transmission Pipeline (“FGT”) is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,360 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 66% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains over 81 interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrials and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture between ETP and KMI.

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

•
The Tiger Pipeline is an approximately 195-mile interstate natural gas pipeline with bi-directional capabilities, that connects to ETP’s dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana.

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

•
The Rover Pipeline is a new 713-mile natural gas pipeline designed to transport 3.25 Bcf/d of domestically produced natural gas from the Marcellus and Utica Shale production areas to markets across the United States as well as into the Union Gas Dawn Storage Hub in Ontario, Canada, for redistribution back into the United States or into the Canadian market.

•
The Midcontinent Express Pipeline is an approximately 500-mile interstate pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline System in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with KMI.

•	Gulf States owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
Midstream
The following details ETP’s assets in its midstream operations:

Description of Assets	Net Gas Processing Capacity (MMcf/d)	Net Gas Treating Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410	510
Eagle Ford System	1,920	1,808
Ark-La-Tex Region	1,025	1,186
North Central Texas Region	715	212
Permian Region	1,943	1,580
Mid-Continent Region	885	20
Eastern Region	—	70
The following information describes ETP’s principal midstream assets:
South Texas Region:

•
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and Eagle Ford shale formation. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas Pipeline and is also connected to the Oasis Pipeline. The Southeast Texas System includes two natural gas processing plant (La Grange and Alamo) with aggregate capacity of 410 MMcf/d and natural gas treating facilities with aggregate capacity of 510 MMcf/d. The La Grange and Alamo processing plants are natural gas processing plants that process the rich gas that flows through ETP’s gathering system to produce residue gas and NGLs. Residue gas is delivered into its intrastate pipelines and NGLs are delivered into ETP’s NGL pipelines to Lone Star.
ETP’s treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into ETP’s system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.

•
The Eagle Ford Gathering System consists of 30-inch and 42-inch natural gas gathering pipelines with over 1.4 Bcf/d of capacity originating in Dimmitt County, Texas, and extending to both ETP’s King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. The Eagle Ford Gathering System includes four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with aggregate capacity of 1,920 MMcf/d and multiple natural gas treating facilities with combined capacity of 1,808 MMcf/d. ETP’s Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to its intrastate transportation pipeline systems for deliveries of residue gas and are also connected with ETP’s NGL pipelines for delivery of NGLs to Lone Star.

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

•
ETP’s PennTex Midstream System is primarily located in Lincoln Parish, Louisiana, and consists of the Lincoln Parish plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Arcadia, Louisiana, the Mt. Olive plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Ruston, Louisiana, with on-site liquids handling facilities for inlet gas; a 35-mile rich gas gathering system that provides producers with access to ETP’s processing plants and third-party processing capacity; a 15-mile residue gas pipeline that provides market access for natural gas from ETP’s processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region; and a 40-mile NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from ETP’s processing plants.

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

•
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, ETP offers producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.

North Central Texas Region:

•
The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. ETP’s North Central Texas assets include its Godley and Crescent plants, which process rich gas produced from the Barnett Shale and STACK play, with aggregate capacity of 715 MMcf/d and aggregate treating capacity of 212 MMcf/d. The Godley plant is integrated with the ET Fuel System.

Permian Region:

•
The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of ETP’s system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that ETP gathers and processes, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes ten processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther and Rebel) with an aggregate processing capacity of 1,618 MMcf/d, treating capacity of 1,580 MMcf/d, and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.

•
ETP owns a 50% membership interest in Mi Vida JV, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. ETP operates the plant and related facilities on behalf of Mi Vida JV.

•
ETP owns a 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 125 MMcf/d cryogenic processing plant.

Mid-Continent Region:

•
The Mid-Continent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle. These mature basins have continued to provide generally long-lived, predictable production volume. ETP’s Mid-Continent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Mid-Continent Systems include fourteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray and Gray) with an aggregate capacity of 885 MMcf/d and one natural gas treating facility with aggregate capacity of 20 MMcf/d.

•
ETP operates its Mid-Continent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.

•	ETP also owns the Hugoton Gathering System that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
Eastern Region:

•
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

•	ETP also owns a 51% membership interest in Aqua – PVR, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.

•
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

NGL and Refined Products Transportation and Services
The following details the assets in ETP’s NGL and refined products transportation and services operations:

Description of Assets	Miles of Liquids Pipeline (2)	Pipeline Throughput Capacity (MBbls/d)	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Lone Star Express	535	507	—	—
West Texas Gateway Pipeline	512	240	—	—
Lone Star	1,617	120	—	—
Mariner East	300	70
Mariner South	67	200
Mariner West	395	50
Other NGL Pipelines	645	591	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	163	42	520	50,000
Sea Robin Processing Plant[1]	—	—	26	—
Refinery Services[1]	103	—	25	—
Hattiesburg Storage Facilities	—	—	—	3,000
NGLs Terminals:
Nederland	—	—	—	1,000
Marcus Hook Industrial Complex	—	—	90	5,000
Inkster	—	—	—	1,000
Refined Products Pipelines	2,200	800	—	—
Refined Products Terminals:
Eagle Point	—	—	—	6,000
Marcus Hook Industrial Complex	—	—	—	1,000
Marcus Hook Tank Farm	—	—	—	2,000
Marketing Terminals	—	—	—	8,000

(1)	Additionally, the Sea Robin Processing Plant and Refinery Services have residue capacities of 850 MMcf/d and 54 MMcf/d, respectively.

(2)	Miles of pipeline as reported to PHMSA.
The following information describes ETP’s principal NGL and refined products transportation and services assets:

•
The Lone Star Express System is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility.

•	The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including ETP’s Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345 MBbls/d for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the second quarter of 2018.

•
The Mariner South pipeline is part of a joint project with Lone Star to deliver export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to ETP’s marine terminal in Nederland, Texas.

•
The Mariner West pipeline provides transportation of ethane from the Marcellus shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border. Mariner West commenced operations in the fourth quarter of 2013, with capacity to transport approximately 50 MBbls/d.

•
Refined products pipelines include approximately 2,200 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States markets. These operations include ETP’s controlling financial interest in Inland Corporation (“Inland”). The mix of products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by the refined products pipelines affect both the demand for, and the mix of, the refined products delivered through the pipelines, although historically, any overall impact on the total volume shipped has been short-term. The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.

•
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375 MBbls/d, the 45-mile Freedom pipeline with a capacity of 56 MBbls/d, the 20-mile Spirit pipeline with a capacity of 20 MBbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140 MBbls/d.

•
ETP’s Mont Belvieu storage facility is an integrated liquids storage facility with over 50 million Bbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined product pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.

•
ETP’s Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline. Fractionator V is currently under construction and is scheduled to be operational by the third quarter of 2018.

•
Sea Robin is a rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant is connected to nine interstate and four intrastate residue pipelines, as well as various deep-water production fields.

•
Refinery Services consists of a refinery off-gas processing unit and an O-grade NGL fractionation / Refinery-Grade Propylene (“RGP”) splitting complex located along the Mississippi River refinery corridor in southern Louisiana.  The off-gas processing unit cryogenically processes refinery off-gas, and the fractionation / RGP splitting complex fractionates the streams into higher value components.  The O-grade fractionator and RGP splitting complex, located in Geismar, Louisiana, is connected by approximately 103 miles of pipeline to the Chalmette processing plant, which has a processing capacity of 54 MMcf/d.

•	The Hattiesburg storage facility is an integrated liquids storage facility with approximately 3 million Bbls of salt dome capacity, providing 100% fee-based cash flows.

•
The Nederland terminal, in addition to crude oil activities, also provides approximately 1 million Bbls of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be exported via ship.

•
The Marcus Hook Industrial Complex includes fractionation, terminalling and storage assets, with a capacity of approximately 2 million Bbls of NGL storage capacity in underground caverns, 3 million Bbls of above-ground refrigerated storage, and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 million Bbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGLs storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for the Mariner East 1 pipeline, and will provide similar off-take capabilities for the Mariner East 2 pipeline when it commences operations.

•
The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 1 million Bbls of NGLs. ETP uses the Inkster terminal's storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.

•
ETP has approximately 40 refined products terminals with an aggregate storage capacity of approximately 8 million Bbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.

•
In addition to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million Bbls, and provides customers with access to the facility via ship, barge and pipeline. The terminal can deliver via ship, barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 million Bbls of refined products storage. The tank farm historically served Sunoco Inc.’s Marcus Hook refinery and generated revenue from the related throughput and storage. In 2012, the main processing units at the refinery were idled in connection with Sunoco Inc.’s exit from its refining business. The terminal continues to receive and deliver refined products via pipeline and now primarily provides terminalling services to support movements on ETP’s refined products pipelines.

•
The Eastern refined products pipelines consists of approximately 470 miles of 6-inch to 24-inch diameters refined product pipelines in Eastern, Central and North Central Pennsylvania, approximately 162 miles of 8-inch refined products pipeline in western New York and approximately 182 miles of various diameters refined products pipeline in New Jersey (including 80 miles of the 16-inch diameter Harbor Pipeline).

•
The Mid-Continent refined products pipelines primarily consists of approximately 212 miles of 3-inch to 12-inch refined products pipelines in Ohio, approximately 85 miles of 6-inch to 12-inch refined products pipeline in Western Pennsylvania and approximately 52 miles of 8-inch refined products pipeline in Michigan.

•	The Southwest refined products pipelines is located in Eastern Texas and consists primarily of approximately 300 miles of 8-inch diameter refined products pipeline.

•
The Inland refined products pipeline, approximately 350 miles of pipeline in Ohio, consists of 72 miles of 12-inch diameter refined products pipeline in Northwest Ohio, 205 miles of 10-inch diameter refined products pipeline in vicinity of Columbus, Ohio, 53 miles of 8-inch diameter refined products pipeline in western Ohio and the remaining refined products pipeline primarily consists of 5-inch diameter pipeline in Northeast Ohio.

Crude Oil Transportation and Services
The following details ETP’s pipelines and terminals in its crude oil transportation and services operations:

Description of Assets	Miles of Crude Pipeline (1)	Working Storage Capacity (MBbls)
Dakota Access Pipeline	1,172	—
Energy Transfer Crude Oil Pipeline	743	—
Bayou Bridge Pipeline	49	—
Permian Express Pipelines	1,712	—
Other Crude Oil Pipelines	5,682	—
Nederland Terminal	—	26,000
Fort Mifflin Terminal	—	570
Eagle Point Terminal	—	1,000
Midland Terminal	—	2,000
Marcus Hook Industrial Complex	—	1,000
Patoka, Illinois Terminal	—	2,000

(1)	Miles of pipeline as reported to PHMSA.
ETP’s crude oil operations consist of an integrated set of pipeline, terminalling, and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets. The following details ETP’s assets in its crude oil transportation and services operations:
Crude Oil Pipelines
ETP’s crude oil pipelines consist of approximately 9,358 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including ETP’s wholly-owned interests in West Texas Gulf, Permian Express Terminal LLC (“PET”), and Mid-Valley Pipeline Company (“Mid-Valley”). Additionally, ETP has equity ownership interests in two crude oil pipelines.

ETP’s crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. ETP’s crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.

•
Bakken Pipeline. Dakota Access and ETCO are collectively referred to as the “Bakken Pipeline.” The Bakken Pipeline is a 1,915 mile pipeline with an initial capacity of 470 MBbls/d, expandable to 570 MBbls/d, that transports domestically produced crude oil from the Bakken/Three Forks production areas in North Dakota to a storage and terminal hub outside of Patoka, Illinois, or to gulf coast connections including ETP’s crude terminal in Nederland Texas.

The pipeline transports light, sweet crude oil from North Dakota to major refining markets in the Midwest and Gulf Coast regions.
Dakota Access went into service on June 1, 2017 and consists of approximately 1,172 miles of 30-inch diameter pipeline traversing North Dakota, South Dakota, Iowa and Illinois. Crude oil transported on the Dakota Access originates at six terminal locations in the North Dakota counties of Mountrail, Williams and McKenzie. The pipeline delivers the crude oil to a hub outside of Patoka, Illinois where it can be delivered to the ETCO Pipeline for delivery to the Gulf Coast, or can be transported via other pipelines to refining markets throughout the Midwest.
ETCO went into service on June 1, 2017 and consists of more than 743 miles consisting of 678 miles of mostly 30-inch converted natural gas pipeline and 65 miles of new 30-inch pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.

•
Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between ETP and Phillips 66, in which ETP has a 60% ownership interest and serves as the operator of the pipeline. Phase I of the pipeline, which consists of a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, went into service in April 2016. Phase II of the pipeline, which will consist of 24-inch pipe from Lake Charles, Louisiana to St. James, Louisiana, is expected to be completed in the second half of 2018.

When completed the Bayou Bridge Pipeline will have a capacity expandable to approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.

•
Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines, as well as the Longview to Louisiana and Pegasus pipelines contributed to this joint venture by ExxonMobil. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, which origins in multiple locations in Western Texas.

•
Other Crude Oil pipelines include the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the Midwest United States.

In addition, we own a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to MPLX’s Samaria, Michigan tank farm, which supplies its Marathon Petroleum Corporation’s refinery in Detroit, Michigan.
We also own and operate crude oil pipeline and gathering systems in Oklahoma. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma system to Cushing. We are one of the largest purchasers of crude oil from producers in the state, and our crude oil acquisition and marketing activities business is the primary shipper on our Oklahoma crude oil system.
Crude Oil Terminals

•
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 26 million Bbls in approximately 150 above ground storage tanks with individual capacities of up to 660 MBbls.

The Nederland terminal can receive crude oil at four of its five ship docks and four barge berths. The four ship docks are capable of receiving over 2 million Bbls/d of crude oil. In addition to ETP’s crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United

States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill caverns near Winnie, Texas, which have an aggregate storage capacity of approximately 395 million Bbls.
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge and ship. The terminal has two ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to ETP’s crude oil pipelines or a number of third-party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.

•
Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin terminal complex by charging fees based on throughput.

The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570 MBbls. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a primary crude oil storage terminal for the Philadelphia refinery, which is operated by PES under a joint venture with Sunoco, Inc. This facility has a total storage capacity of approximately 3 million Bbls. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via ETP’s pipelines. The tank farm then stores the crude oil and transports it to the PES refinery via ETP’s pipelines.

•
Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1 million Bbls and can receive crude oil via barge and rail and deliver via ship and barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
Midland. The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 2 million Bbls of crude oil storage, a combined 14 lanes of truck loading and unloading, and provides access to the Permian Express 2 transportation system.

•
Marcus Hook Industrial Complex. The Marcus Hook Industrial Complex can receive crude oil via marine vessel and can deliver via marine vessel and pipeline. The terminal has a total active crude oil storage capacity of approximately 1 million Bbls.

•
Patoka, Illinois Terminal. The Patoka, Illinois terminal is a tank farm and was contributed by ExxonMobil to the PEP joint venture and is located in Marion County, Illinois. The facility includes 234 acres of owned land and provides for approximately 2 million Bbls of crude oil storage.

Crude Oil Acquisition and Marketing
ETP’s crude oil acquisition and marketing operations are conducted using ETP’s assets, which include approximately 370 crude oil transport trucks and approximately 150 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets.
All Other
Equity Method Investments

•
Sunoco LP. ETP has an equity method investment in limited partnership units of Sunoco LP. As of December 31, 2017, ETP’s investment consisted of 43.5 million units, representing 43.6% of Sunoco LP’s total outstanding common units. Subsequent to Sunoco LP’s repurchase of a portion of its common units on February 7, 2018, ETP’s investment consists of 26.2 million units, representing 31.8% of Sunoco LP’s total outstanding common units.

•
PES. ETP has a non-controlling interest in PES, comprising 33% of PES’ outstanding common units. As discussed in “ETP’s Other Operations and Investments” above, PES Holdings and eight affiliates filed for Chapter 11 bankruptcy protection on January 21, 2018.

Contract Services Operations
ETP owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. ETP’s contract treating services are primarily located in Texas, Louisiana and Arkansas.
Compression
ETP owns all of the outstanding equity interests of CDM, which operates a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas. As discussed in “Strategic Transactions,” in January 2018, ETP entered into an agreement to contribute CDM to USAC.
ETP owns 100% of the membership interests of ETG, which owns all of the partnership interests of ETT. ETT provides compression services to customers engaged in the transportation of natural gas, including ETP’s other operations.
Natural Resources Operations
ETP’s Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. ETP also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2017, ETP owned or controlled approximately 766 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
Liquefaction Project
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing a liquefaction project at the site of ETE’s existing regasification facility in Lake Charles, Louisiana. The project development agreement previously entered into in September 2013 with BG Group plc (now "Shell") related to this project expired in February 2017. On June 28, 2017, LCL signed a memorandum of understanding with Korea Gas Corporation and Shell to study the feasibility of a joint development of the Lake Charles liquefaction project. The project would utilize existing dock and storage facilities owned by ETE located on the Lake Charles site. The parties’ determination as to the feasibility of the project will be particularly dependent upon the prospects for securing long-term contractual arrangements for the off-take of LNG which in turn will be dependent upon supply and demand factors affecting the price of LNG in foreign markets. The financial viability of the project will also be dependent upon a number of other factors, including the expected cost to construct the liquefaction facility, the terms and conditions of the financing for the construction of the liquefaction facility, the cost of the natural gas supply, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia).  Some of these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that the parties will determine to proceed to develop this project.
The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.45 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility would become a bi-directional facility capable of exporting and importing LNG. Shell is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project would be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
The export of LNG produced by the liquefaction project from the United States would be undertaken under long-term export authorizations issued by the DOE to LCL. In March 2013, LCL obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, LCL also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”). The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively.

ETP has received its wetlands permits from the United States Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
Investment in Sunoco LP
The following details the assets of Sunoco LP:
Wholesale Subsidiaries

•
Sunoco LLC, a Delaware limited liability company, primarily distributes motor fuel across 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama and the Greater Dallas, Texas metroplex.

•	Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands.
Retail Subsidiaries

•	Susser Petroleum Property Company LLC, a Delaware limited liability company, primarily owns and leases convenience store properties.

•	Susser, a Delaware corporation, sells motor fuel and merchandise in Texas, New Mexico, and Oklahoma through Stripes-branded convenience stores.

•	Sunoco Retail, a Pennsylvania limited liability company, owns and operates convenience stores that sell motor fuel and merchandise primarily in Pennsylvania, New York, and Florida.

•	MACS Retail LLC, a Virginia limited liability company, owns and operates convenience stores in Virginia, Maryland, and Tennessee.

•	Aloha Petroleum, Ltd., a Hawaii corporation, owns and operates convenience stores on the Hawaiian Islands.
As of December 31, 2017, prior to the closing of the amended and restated purchasing agreement with 7-Eleven, Sunoco LP’s retail segment operated approximately 1,348 convenience stores and retail fuel outlets. Sunoco LP’s retail convenience stores operates under several brands, including its proprietary brands Stripes, APlus, and Aloha Island Mart, and offer a broad selection of food, beverages, snacks, grocery and non-food merchandise, motor fuel and other services. Sunoco LP has company operated sites in more than 20 states, with a significant presence in Texas, Pennsylvania, New York, Florida, Virginia and Hawaii.
As of December 31, 2017, Sunoco LP operated approximately 746 Stripes convenience stores in Texas, New Mexico, Oklahoma and Louisiana. Each store offers a customized merchandise mix based on local customer demand and preferences. Sunoco LP built approximately 265 large-format convenience stores from January 2000 through December 31, 2017. Sunoco LP has implemented its proprietary, in-house Laredo Taco Company restaurant concept in approximately 477 Stripes convenience stores. Sunoco LP also owns and operates ATM and proprietary money order systems in most Stripes stores and provides other services such as lottery, prepaid telephone cards, wireless services and car washes.
As of December 31, 2017, Sunoco LP operated approximately 441 retail convenience stores and fuel outlets, primarily under its proprietary and iconic Sunoco fuel brand, and principally located in Pennsylvania, New York and Florida, including approximately 404 APlus convenience stores. Sunoco Retail's convenience stores offer a broad selection of food, beverages, snacks, grocery, and non-food merchandise, as well as motor fuel and other services such as ATM's, money orders, lottery, prepaid telephone cards, and wireless services.
As of December 31, 2017, Sunoco LP operated approximately 161 MACS and Aloha convenience stores and fuel outlets in Virginia, Maryland, Tennessee, Georgia, and Hawaii offering merchandise, food service, motor fuel and other services. As of December 31, 2017, MACS operated approximately 107 retail convenience stores and Aloha operated approximately 54 Aloha, Shell, and Mahalo branded fuel stations.
Investment in Lake Charles LNG
Regasification Facility
Lake Charles LNG, a wholly-owned subsidiary of ETE, owns a LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/day.

Liquefaction Project
LCL, an entity owned 60% by ETE and 40% by ETP, is in the process of developing the liquefaction project in conjunction with BG pursuant to a project development agreement entered into in September 2013 and scheduled to expire at the end of February 2017, subject to the parties’ right to mutually extend the term. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making an affirmative FID to become irrevocably obligated to fully develop the project, subject to certain exceptions. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.45 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility will become a bi-directional facility capable of exporting and importing LNG. BG is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project is expected to be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.45 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility would become a bi-directional facility capable of exporting and importing LNG. Shell is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project would be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
The export of LNG produced by the liquefaction project from the United States would be undertaken under long-term export authorizations issued by the DOE to LCL. In March 2013, LCL obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”).  In July 2016, LCL also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”).  The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively.
In addition, We have received our wetlands permits from the United States Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
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
Crude Oil and Products
In markets served by our products and crude oil pipelines, we face competition from other pipelines as well as rail and truck transportation. Generally, pipelines are the lowest cost method for long-haul, overland movement of products and crude oil. Therefore, the most significant competitors for large volume shipments in the areas served by our pipelines are other pipelines. In addition, pipeline operations face competition from rail and trucks that deliver products in a number of areas that our pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, rail and trucks compete effectively for incremental and marginal volume in many areas served by our pipelines.
With respect to competition from other pipelines, the primary competitive factors consist of transportation charges, access to crude oil supply and market demand. Competitive factors in crude oil purchasing and marketing include price and contract flexibility, quantity and quality of services, and accessibility to end markets.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
During the year ended December 31, 2017, none of our customers individually accounted for more than 10% of our consolidated revenues.
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
Regulation of Intrastate Natural Gas and NGL Pipelines.  Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates and terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline, ET Fuel System, Trans-Pecos and Comanche Trail are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
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
For many locations served by our product and crude pipelines, we are able to establish negotiated rates.  Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers. To the extent we rely on cost-of-service ratemaking to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by

FERC regarding our cost of service, may also be subject to review in the courts. In December 2016, FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. FERC requested comments regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the notice of inquiry ended on April 7, 2017. The outcome of the inquiry is still pending.
Finally, in November 2017 FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline.  In particular, FERC’s November 2017 order prohibits  buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service  is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss.  Several parties have requested that FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order.  We are unable to predict how FERC will respond to such requests.  Depending on how FERC responds, it could have an impact on the rates we are permitted to charge.
EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPIFG plus 2.65%. Beginning July 1, 2016, the indexing method provided for annual changes equal to the change in PPIFG plus 1.23%. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended on March 17, 2017. FERC has taken no further action on the proposed rule to date.
Finally, in November 2017 FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline.  In particular, FERC’s November 2017 order prohibits  buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service  is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss.  Several parties have requested that FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order.  We are unable to predict how FERC will respond to such requests.  Depending on how FERC responds, it could have an impact on the rates we are permitted to charge.
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
The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. Effective April 27, 2017, to account for inflation, those maximum civil penalties were increased to $209,002 per day, with a maximum of $2,090,022 for a series of violations. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, the PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that, among other things, would expand certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; require natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking.
In January 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of Presidential administrations and thus, implementation of this final rule remains uncertain. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes that are now effective. These regulations are also subject, however, to potential further review in connection with the transition of Presidential administrations. Historically, our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
In another example of how future legal requirements could result in increased compliance costs, notwithstanding the applicability of the federal OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in recent years, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. To the extent that these actions are pursued by PHMSA, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and refined products is subject to stringent federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third-party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of permits on operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, permitting, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulations, our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
We have implemented procedures designed to ensure that governmental environmental approvals for both existing operations and those under construction are updated as circumstances require. Historically, our environmental compliance costs have not had a material adverse effect on our business, results of operations or financial condition; however, there can be no assurance that such costs will not be material in the future. For example, we cannot be certain, however, that identification of presently unidentified conditions, more rigorous enforcement by regulatory agencies, enactment of more stringent environmental laws and regulations or unanticipated events will not arise in the future and give rise to environmental liabilities that could have a material adverse effect on our business, financial condition or results of operations.
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
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, following the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the United States District Court for the District of Columbia on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
We currently own or lease sites that have been used over the years by prior owners and lessees and by us for various activities related to gathering, processing, storage and transmission of natural gas, NGLs, crude oil and products. Waste disposal practices within the oil and gas industry have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and wastes have been disposed of or otherwise released on or under various sites during the operating history of those facilities that are now owned or leased by us. Notwithstanding the possibility that these releases may have occurred during the ownership or operation of these assets by others, these sites may be subject to CERCLA, RCRA and comparable state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or contamination (including soil and groundwater contamination) or to prevent the migration of contamination.
As of December 31, 2017 and 2016, accruals of $372 million and $344 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of Sunoco, Inc.’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $284 million and $289 million at December 31, 2017 and 2016, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, Inc., closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2017 the captive insurance company held $207 million of cash and investments.
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
Under various environmental laws, including the RCRA, the Partnership has initiated corrective remedial action at certain of its facilities, formerly owned facilities and at certain third-party sites. At the Partnership’s major manufacturing facilities, we have typically assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts designed to prevent or mitigate off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Remedial activities include, for example, closure of RCRA waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention or mitigation of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third party could result in a comparatively higher cost remediation strategy in the future.
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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (that is, it is less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2017, the aggregate of such additional estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million, which amount is in excess of the $372 million in environmental accruals recorded on December 31, 2017. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets, and in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by PCBs, and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $5 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. Such future costs are not expected to have a material impact on our financial position, results of operations or cash flows, but management can provide no assurance.
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the United States counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue non-attainment designations for the remaining areas of the United States not addressed under the November 2017 final rule in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the United States Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In June 2015, the EPA and the United States Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the United States Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested May 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the United States Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. On January 31, 2018, the EPA and Corps finalized a rule that would delay applicability of the rule to two years from the rule’s publication in the Federal Register. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. The EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
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
Employee Health and Safety. We are subject to the requirements of the federal OSHA and comparable state laws that regulate the protection of the health and safety of workers. In addition, the Occupational Safety and Health Administration’s hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Historically, our costs for OSHA required activities, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to regulated substances, have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.
Employees
As of December 31, 2017, ETE and its consolidated subsidiaries employed an aggregate of 29,486 employees, 1,544 of which are represented by labor unions. We and our subsidiaries believe that our relations with our employees are satisfactory.
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
ITEM 1A.  RISK FACTORS
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. ETP, Panhandle and Sunoco LP file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information. The risk factors set forth below, and those included in ETP’s, Panhandle’s and Sunoco LP’s Annual Reports, are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.
Risks Inherent in an Investment in Us
Cash distributions are not guaranteed and may fluctuate with our performance or other external factors.
The Parent company’s principal source of earnings and cash flow is cash distributions from ETP and Sunoco LP. Therefore, the amount of distributions we are currently able to make to our Unitholders may fluctuate based on the level of distributions ETP and Sunoco LP make to their partners. ETP and Sunoco LP may not be able to continue to make quarterly distributions at their current level or increase their quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if ETP or Sunoco LP increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ETP or Sunoco LP to us.
Our ability to distribute cash received from ETP and Sunoco LP to our Unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ETP and Sunoco LP, including tax liabilities of our corporate subsidiaries, if any; and

•	reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

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
We do not have any significant assets other than our partnership interests in ETP and Sunoco LP and our LNG business. As a result, our cash flow depends on the performance of ETP and Sunoco LP and their respective subsidiaries and ETP’s and Sunoco LP’s ability to make cash distributions to us, which is dependent on the results of operations, cash flows and financial condition of ETP and Sunoco LP.
The amount of cash that ETP and Sunoco LP can distribute to their partners, including us, each quarter depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, NGLs, crude oil and refined products transported through ETP’s pipelines and gathering systems;

•	the level of throughput in processing and treating operations;

•	the fees charged and the margins realized by ETP and Sunoco LP for their services;

•	the price of natural gas, NGLs, crude oil and refined products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions ETP receives with respect to the Sunoco LP common units that ETP or its subsidiaries own;

•	the weather in their respective operating areas;

•	the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;

•	the level of their respective operating costs and maintenance and integrity capital expenditures;

•	the tax profile on any blocker entities treated as corporations for federal income tax purposes that are owned by any of our subsidiaries;

•	prevailing economic conditions; and

•	the level and results of their respective derivative activities.
In addition, the actual amount of cash that ETP and Sunoco LP will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures they make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	debt service requirements;

•	fluctuations in working capital needs;

•	their ability to borrow under their respective revolving credit facilities;

•	their ability to access capital markets;

•	restrictions on distributions contained in their respective debt agreements; and

•	the amount, if any, of cash reserves established by the board of directors and their respective general partners in their discretion for the proper conduct of their respective businesses.
ETE does not have any control over many of these factors, including the level of cash reserves established by the board of directors and ETP’s General Partners. Accordingly, we cannot guarantee that ETP and Sunoco LP will have sufficient available cash to pay a specific level of cash distributions to its partners.

Furthermore, Unitholders should be aware that the amount of cash that ETP and Sunoco LP have available for distribution depends primarily upon cash flow and is not solely a function of profitability, which is affected by non-cash items. As a result, ETP and Sunoco LP may declare and/or pay cash distributions during periods when they record net losses. Please read “Risks Related to the Businesses of our Subsidiaries” included in this Item 1A for a discussion of further risks affecting ETP’s and Sunoco LP’s ability to generate distributable cash flow.
We may issue an unlimited number of limited partner interests or other classes of equity without the consent of our Unitholders, which will dilute Unitholders’ ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.
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
In addition, ETP and Sunoco LP may sell an unlimited number of limited partner interests without the consent of the respective Unitholders, which will dilute existing interests of the respective Unitholders, including us. The issuance of additional Common Units or other equity securities by ETP or Sunoco LP will have essentially the same effects as detailed above.
ETP and Sunoco LP may issue additional Common Units, which may increase the risk that each Partnership will not have sufficient available cash to maintain or increase its per unit distribution level.
The partnership agreements of ETP and Sunoco LP allow each partnership to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by each respective partnership will have the following effects:

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
The payment of distributions on any additional units issued by ETP and Sunoco LP may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
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
Furthermore, if our Unitholders are dissatisfied with the performance of our General Partner, they may be unable to remove our General Partner. Our General Partner may not be removed except, among other things, upon the vote of the holders of at least 66 2/3% of our outstanding units. As of December 31, 2017, our directors and executive officers directly or indirectly own approximately 27% of our outstanding Common Units. It will be particularly difficult for our General Partner to be removed without the consent of our directors and executive officers. As a result, the price at which our Common Units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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
A reduction in ETP’s or Sunoco LP’s distributions will disproportionately affect the amount of cash distributions to which ETE is entitled.
ETE indirectly owns all of the IDRs of ETP and Sunoco LP. These IDRs entitle the holder to receive increasing percentages of total cash distributions made by each of ETP and Sunoco LP as such entity reaches established target cash distribution levels as specified in its partnership agreement. ETE currently receives its pro rata share of cash distributions from ETP and Sunoco LP based on the highest sharing level of 48% and 50% in respect of the ETP IDRs and Sunoco LP IDRs, respectively.
A decrease in the amount of distributions by ETP to ETE to less than $0.2638 per unit per quarter would reduce ETE’s percentage of the incremental cash distributions from ETP above $0.0958 per unit per quarter from 48% to 35%, and a decrease in the amount of distributions by Sunoco LP to ETE to less than $0.6563 per unit per quarter would reduce ETE’s percentage of the incremental cash distributions from Sunoco LP above $0.5469 per unit per quarter from 50% to 25%. As a result, any such reduction in quarterly cash distributions from the ETP or Sunoco LP would have the effect of disproportionately reducing the amount of all distributions that ETE and ETP receive, based on their ownership interest in the IDRs as compared to cash distributions they receive from their general partner interest and common units in such entity.
The consolidated debt level and debt agreements of ETP and Sunoco LP and those of their subsidiaries may limit the distributions we receive from ETP and Sunoco LP, as well as our future financial and operating flexibility.
ETP’s and Sunoco LP’s levels of indebtedness affect their operations in several ways, including, among other things:

•
a significant portion of ETP’s and Sunoco LP’s and their subsidiaries’ cash flows from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us;

•
covenants contained in ETP’s and Sunoco LP’s and their subsidiaries’ existing debt agreements require ETP, Sunoco LP and their subsidiaries, as applicable, to meet financial tests that may adversely affect their flexibility in planning for and reacting to changes in their respective businesses;

•
ETP’s and Sunoco LP’s and their subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;

•	ETP and Sunoco LP may be at a competitive disadvantage relative to similar companies that have less debt;

•	ETP and Sunoco LP may be more vulnerable to adverse economic and industry conditions as a result of their significant debt levels;

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
A downgrade of our credit ratings might increase our and our subsidiaries’ cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions;

•	declining market prices for crude oil, natural gas, NGLs and other commodities;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.
Our subsidiaries are not prohibited from competing with us.
Neither our partnership agreement nor the partnership agreements of our subsidiaries, including ETP and Sunoco LP, prohibit our subsidiaries from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, our subsidiaries may acquire, construct or dispose of any assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets.
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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. Approximately $9.86 billion of our consolidated debt as of December 31, 2017 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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
As of December 31, 2017, we had approximately $6.70 billion of debt on a stand-alone basis and approximately $44.08 billion of consolidated debt, excluding the debt of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
If at any time our General Partner and its affiliates own more than 90% of our outstanding units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2017, the directors and executive officers of our General Partner owned approximately 27% of our Common Units.

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
Conflicts of interest may arise among our General Partner and its affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our General Partner may favor its own interests and the interests of its affiliates over our interests. These conflicts include, among others, the following:

•
Our General Partner is allowed to take into account the interests of parties other than us, including ETP and Sunoco LP and their respective affiliates and any general partners and limited partnerships acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duties to us.

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
Risks Related to the Businesses of our Subsidiaries
Since our cash flows consist exclusively of distributions from our subsidiaries, risks to the businesses of our subsidiaries are also risks to us. We have set forth below risks to the businesses of our subsidiaries, the occurrence of which could have a negative impact on their respective financial performance and decrease the amount of cash they are able to distribute to us.
ETP does not control, and therefore may not be able to cause or prevent certain actions by, certain of its joint ventures.
Certain of ETP’s joint ventures have their own governing boards, and ETP may not control all of the decisions of those boards. Consequently, it may be difficult or impossible for ETP to cause the joint venture entity to take actions that ETP believes would be in their or the joint venture’s best interests. Likewise, ETP may be unable to prevent actions of the joint venture.
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
From time to time, ETP and Sunoco LP have sought to reduce our exposure to fluctuations in commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by their trading, marketing and/or system optimization activities. To the extent that either ETP or Sunoco LP hedges its commodity price and interest rate exposures, it foregoes the benefits it would otherwise experience if commodity prices or interest rates were to change favorably. In addition, ETP’s and Sunoco LP’s derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to ETP’s or Sunoco LP’s physical or financial positions, or internal hedging policies and procedures are not followed.

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
In addition, our derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to our physical or financial positions or hedging policies and procedures are not followed.
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
Further, whether ETP has the power of eminent domain for its pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state. In either case, ETP must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect ETP’s business if they were to lose the right to use or occupy the property on which their pipelines are located. For example, following a recent decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. Any loss of rights with respect to ETP’s real property, through its inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations, financial condition and ability to make cash distributions.
In addition, Sunoco LP does not own all of the land on which their retail service stations are located. Sunoco LP has rental agreements for approximately 35.2% of the company-operated retail service stations where Sunoco LP currently controls the real estate and has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
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
As of December 31, 2017, our consolidated balance sheets reflected $4.77 billion of goodwill and $6.12 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2017, we performed goodwill impairment tests on our reporting units and recognized goodwill impairments at both ETP and Sunoco LP. The goodwill impairments at ETP consisted of $262 million in its interstate transportation and storage operations, $79 million in its NGL and refined products transportation and services operations and $452 million in its all other operations primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. During the year 2017, Sunoco LP recorded a goodwill impairment charge of $102 million on its retail reporting unit.

During the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized goodwill impairments at both ETP and Sunoco LP. The goodwill impairments recognized at ETP consisted of $638 million related to ETP’s interstate transportation and storage operations and $32 million related to ETP’s midstream operations. These impairments are primarily due to decreases in projected future revenues and cash flows driven by reduced volumes as a result of overall declining commodity prices and changes in the markets that these assets serve. During the fourth quarter of 2016, Sunoco LP recognized a goodwill impairment of $641 million in its retail reporting unit primarily due to changes in assumptions related to projected future revenues and cash flows from the dates this goodwill was originally recorded. During the fourth quarter of 2016, Sunoco LP also recognized a $32 million impairment on its Laredo Taco brand name intangible asset primarily due to changes in Sunoco LP’s construction plan for new-to-industry sites and decreases in sales volume in oil field producing regions where Sunoco LP has operations.
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
Integration of assets acquired in past acquisitions or future acquisitions with our existing business will be a complex and time-consuming process. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
The difficulties of integrating past and future acquisitions with our business include, among other things:

•	operating a larger combined organization in new geographic areas and new lines of business;

•	hiring, training or retaining qualified personnel to manage and operate our growing business and assets;

•	integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;

•	diversion of management’s attention from our existing business;

•	assimilation of acquired assets and operations, including additional regulatory programs;

•	loss of customers or key employees;

•	maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and

•	integrating new technology systems for financial reporting.
If any of these risks or other unanticipated liabilities or costs were to materialize, then desired benefits from past acquisitions and future acquisitions resulting in a negative impact to our future results of operations. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
Also, our reviews of proposed business or asset acquisitions are inherently imperfect because it is generally not feasible to perform an in-depth review of each such proposal given time constraints imposed by sellers. Even if performed, a detailed review of assets and businesses may not reveal existing or potential problems, and may not provide sufficient familiarity with such business or assets to fully assess their deficiencies and potential. Inspections may not be performed on every asset, and environmental problems, may not be observable even when an inspection is undertaken.
Legal actions related to the Dakota Access Pipeline could cause an interruption to operations, which could have an adverse effect on our business and results of operations.
On July 25, 2016, the United States Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (the “Court”) against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline and claimed violations of the National Historic Preservation Act (“NHPA”). Dakota Access intervened in the case.
In February 2017, the Department of the Army delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. The SRST and Cheyenne River Sioux Tribe (“CRST”) (which had intervened in the lawsuit brought by SRST), amended their complaints to incorporate religious freedom and other claims related to treaties and use of government property. The Oglala and

Yankton Sioux tribes, and various individual members, filed related lawsuits in opposition to the Dakota Access pipeline. These lawsuits have been consolidated into the action initiated by the SRST.
On June 14, 2017, the Court ruled that the USACE substantially complied with all relevant statutes in connection with the issuance of the permits and easement, but remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. On October 11, 2017, the Court ruled that the pipeline could continue to transport crude oil during the pendency of the remand, but requested briefing from the parties as to whether any conditions on the continued operation of the pipeline during this period. On December 4, 2017, the Court determined to impose three conditions on continued operation of the pipeline during the remand process. First, Dakota Access must retain an independent auditor to review its compliance with the conditions and regulations governing its easements and to assess integrity threats to the pipeline. Second, the Court directed Dakota Access to continue its work with the tribes and the USACE to revise and finalize its response planning for the section of the pipeline crossing Lake Oahe. Third, the Court directed Dakota Access to submit bi-monthly reports during the remand period disclosing certain inspection and maintenance information recommended by PHMSA.
While we believe that the pending lawsuits are unlikely to adversely affect the continued operation of the pipeline, we cannot assure this outcome. At this time, we cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
In addition, lawsuits of this nature could result in interruptions to construction or operations of future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Income from ETP’s midstream, transportation, terminalling and storage operations is exposed to risks due to fluctuations in the demand for and price of natural gas, NGLs and crude oil that are beyond our control.
The prices for natural gas, NGLs and crude oil (including refined petroleum products) reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:

•	the level of domestic natural gas, NGL, and crude oil production;

•	the level of natural gas, NGL, and crude oil imports and exports, including liquefied natural gas;

•	actions taken by natural gas and oil producing nations;

•	instability or other events affecting natural gas and oil producing nations;

•	the impact of weather and other events of nature on the demand for natural gas, NGLs and crude oil;

•	the availability of storage, terminal and transportation systems, and refining, processing and treating facilities;

•	the price, availability and marketing of competitive fuels;

•	the demand for electricity;

•	activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the cost of capital needed to maintain or increase production levels and to construct and expand facilities

•	the impact of energy conservation and fuel efficiency efforts; and

•	the extent of governmental regulation, taxation, fees and duties.
In the past, the prices of natural gas, NGLs and crude oil have been extremely volatile, and we expect this volatility to continue.
Any loss of business from existing customers or our inability to attract new customers due to a decline in demand for natural gas, NGLs or crude oil could have a material adverse effect on our revenues and results of operations. In addition, significant price fluctuations for natural gas, NGLs and crude oil commodities could materially affect our profitability.
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
ETP’s natural gas and NGL transportation pipelines and storage facilities compete with other interstate and intrastate pipeline companies and storage providers in the transportation and storage of natural gas and NGLs. The principal elements of competition among pipelines are rates, terms of service, access to sources of supply and the flexibility and reliability of service. Natural gas and NGLs also compete with other forms of energy, including electricity, coal, fuel oils and renewable or alternative energy. Competition among fuels and energy supplies is primarily based on price; however, non-price factors, including governmental regulation, environmental impacts, efficiency, ease of use and handling, and the availability of subsidies and tax benefits also affects competitive outcomes.
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
ETP may be unable to retain or replace existing midstream, transportation, terminalling and storage customers or volumes due to declining demand or increased competition in crude oil, natural gas and NGL markets, which would reduce revenues and limit future profitability.
The retention or replacement of existing customers and the volume of services that ETP provides at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors beyond our control, including the price of and demand for crude oil, natural gas, and NGLs in the markets we serve and competition from other service providers.
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
For ETP’s midstream operations, gross margin is generally analyzed based on fee-based margin (which includes revenues from processing fee arrangements) and non-fee based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the years ended December 31, 2017, 2016 and 2015, gross margin from ETP’s midstream operations totaled $2.18 billion, $1.80 billion, and $1.79 billion, respectively, of which fee-based revenues constituted 78%, 86% and 88%, respectively, and non-fee based margin constituted 22%, 14% and 12%, respectively. The amount of gross margin earned by ETP’s midstream operations from fee-based and non-fee based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non-fee based arrangements in future periods may be significantly different from results reported in previous periods.
ETP’s revenues depend on its customers’ ability to use ETP’s pipelines and third-party pipelines over which we have no control.
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
A material decrease in demand or distribution of crude oil available for transport through ETP’s pipelines or terminal facilities could materially and adversely affect our results of operations, financial position, or cash flows.
The volume of crude oil transported through ETP’s crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by its assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to ETP’s customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in ETP’s crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all. If ETP is unable to replace any significant volume declines with additional volumes from other sources, its results of operations, financial position, or cash flows could be materially and adversely affected.
An interruption of supply of crude oil to ETP’s facilities could materially and adversely affect our results of operations and revenues.
While ETP is well positioned to transport and receive crude oil by pipeline, marine transport and trucks, rail transportation also serves as a critical link in the supply of domestic crude oil production to United States refiners, especially for crude oil from regions such as the Bakken that are not sourced near pipelines or waterways that connect to all of the major United States refining centers. Federal regulators have issued a safety advisory warning that Bakken crude oil may be more volatile than many other North American crude oils and reinforcing the requirement to properly test, characterize, classify, and, if applicable, sufficiently degasify hazardous materials prior to and during transportation. The domestic crude oil received by our facilities, especially from the Bakken region, may be transported by railroad. If the ability to transport crude oil by rail is disrupted because of accidents, weather interruptions, governmental regulation, congestion on rail lines, terrorism, other third-party action or casualty or other events, then ETP could experience an interruption of supply or delivery or an increased cost of receiving crude oil, and could experience a decline in volumes received. Recent railcar accidents in Quebec, Alabama, North Dakota, Pennsylvania and Virginia, in each case involving trains carrying crude oil from the Bakken region, have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by rail. In 2015, the DOT, through the PHMSA, issued a rule implementing new rail car standards and railroad operating procedures. Changing operating practices, as well as new regulations on tank car standards and shipper classifications, could increase the time required to move crude oil from production areas of facilities, increase the cost of rail transportation, and decrease the efficiency of transportation of crude oil by rail, any of which could materially reduce the volume of crude oil received by rail and adversely affect our financial condition, results of operations, and cash flows.
A portion of ETP’s general and administrative services have been outsourced to third-party service providers. Fraudulent activity or misuse of proprietary data involving its outsourcing partners could expose us to additional liability.
ETP utilizes both affiliate entities and third parties in the processing of its information and data. Breaches of its security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about ETP or its customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose ETP to a risk of loss or misuse of this information, result in litigation and potential liability for ETP, lead to reputational damage, increase compliance costs, or otherwise harm its business.
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
Sales of refined motor fuels account for approximately 93% of Sunoco LP’s total revenues and 62% of continuing operations gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and their ability to make or increase distributions to unitholders. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
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
New technologies have been developed and governmental mandates have been implemented to improve fuel efficiency, which may result in decreased demand for petroleum-based fuel. Any of these outcomes could result in fewer visits to Sunoco LP’s convenience stores or independently operated commission agents and dealer locations, a reduction in demand from their wholesale customers, decreases in both fuel and merchandise sales revenue, or reduced profit margins, any of which could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to unitholders.

The industries in which Sunoco LP operates are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

Sunoco LP relies in part on customer travel and spending patterns, and may experience more demand for gasoline in the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which Sunoco LP or its commission agents and dealers operate, increasing the demand for motor fuel that they sell and distribute. Therefore, Sunoco LP’s revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, Sunoco LP’s results from operations may vary widely from period to period, affecting Sunoco LP’s cash flow.

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
Sunoco LP’s fuel storage terminals are subject to operational and business risks which may adversely affect their financial condition, results of operations, cash flows and ability to make distributions to unitholders.
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
Negative events or developments associated with Sunoco LP’s branded suppliers could have an adverse impact on its revenues.
Sunoco LP believes that the success of its operations is dependent, in part, on the continuing favorable reputation, market value, and name recognition associated with the motor fuel brands sold at Sunoco LP’s convenience stores and at stores operated by its independent, branded dealers and commission agents. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel Sunoco LP distributes, which in turn could have a material adverse effect on its business, financial condition, results of operations and ability to make distributions to its unitholders.
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
The geographic areas in which Sunoco LP operates and supplies independently operated commission agent and dealer locations are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we and our independently operated commission agents and dealers sell in stores. Sunoco LP competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past two decades, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which Sunoco LP operates, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and Sunoco LP expects their market share will continue to grow.
In some of Sunoco LP’s markets, its competitors have been in existence longer and have greater financial, marketing, and other resources than they or their independently operated commission agents and dealers do. As a result, Sunoco LP’s competitors may be able to better respond to changes in the economy and new opportunities within the industry. To remain competitive, Sunoco LP must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that they offer a selection of convenience products and services at competitive prices to meet consumer demand. Sunoco LP must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. Sunoco LP may not be able to compete successfully against current and future competitors, and competitive pressures faced by Sunoco LP could have a material adverse effect on its business, results of operations and cash available for distribution to unitholders.
Sunoco LP expect to generate a significant portion of its motor fuel sales under a fuel supply agreement with 7-Eleven, and any loss, or change in the economic terms, of such arrangement could adversely affect Sunoco LP’s business, financial condition and results of operations.
Sunoco LP expect that a significant portion of its motor fuel sales in 2018 will be derived from its fuel supply agreement with 7-Eleven. The 7-Eleven fuel supply agreement is a 15-year fixed margin, “take or pay” fuel supply arrangement with certain affiliates of 7-Eleven. The loss or change in economics of such arrangement and the inability to enter into new contracts on similar economically acceptable terms could have a material adverse effect on Sunoco LP’s business, financial condition and results of operations.
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
Sunoco LP may be subject to adverse publicity resulting from concerns over food quality, product safety, health or other negative events or developments that could cause consumers to avoid its retail locations or independently operated commission agent or dealer locations.
Sunoco LP may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on its business. Negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, food service facilities, employee relations or other matters related to its operations may materially adversely affect demand for its food and other products and could result in a decrease in customer traffic to its retail stores or independently operated commission agent or dealer locations.
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
Sunoco LP has outsourced various functions related to its retail marketing business to third-party service providers, which decreases its control over the performance of these functions. Disruptions or delays of its third-party outsourcing partners could result in increased costs, or may adversely affect service levels. Fraudulent activity or misuse of proprietary data involving its outsourcing partners could expose it to additional liability.
Sunoco LP has previously outsourced various functions related to its retail marketing business to third parties and expects to continue this practice with other functions in the future. While outsourcing arrangements may lower its cost of operations, they also reduce its direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on its ability to quickly respond to changing market conditions, or on its ability to ensure compliance with all applicable domestic and foreign laws and regulations. Sunoco LP believes that it conducts appropriate due diligence before entering into agreements with its outsourcing partners. Sunoco LP relies on its outsourcing partners to provide services on a timely and effective basis. Although Sunoco LP continuously monitor the performance of these third parties and maintain contingency plans in case they are unable to perform as agreed, it does not ultimately control the performance of its outsourcing partners. Much of its outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty. The failure of one or more of its third-party outsourcing partners to provide the expected services on a timely basis at the prices Sunoco LP expect, or as required by contract, due to events such as regional economic, business, environmental or political events, information technology system failures, or military actions, could result in significant disruptions and costs to its operations, which could materially adversely affect its business, financial condition, operating results and cash flow. Sunoco LP’s failure to generate significant cost savings from these outsourcing initiatives could adversely affect its profitability and weaken its competitive position. Additionally, if the implementation of its outsourcing initiatives is disruptive to its retail marketing business, Sunoco LP could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause its business and results of operations to suffer. As a result of these outsourcing initiatives, more third parties are involved in processing its retail marketing information and data. Breaches of security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about its retail marketing business or its clients, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose it to a risk of loss or misuse of this information, result in litigation and potential liability for it, lead to reputational damage to the Sunoco brand, increase its compliance costs, or otherwise harm its business.
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
The FERC may review existing tariff rates on its own initiative or upon receipt of a complaint filed by a third party. The FERC may, on a prospective basis, order refunds of amounts collected if it finds the rates to have been shown not to be just and reasonable or to have been unduly discriminatory. The FERC has recently exercised this authority with respect to several other pipeline companies. If the FERC were to initiate a proceeding against ETP and find that its rates were not just and reasonable or unduly discriminatory, the maximum rates customers could elect to pay ETP may be reduced and the reduction could have an adverse effect on our revenues and results of operations.
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
The ability of interstate pipelines held in tax-pass-through entities, like ETP, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, to the extent that the ultimate owners have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, ETP thus remains eligible to include an income tax allowance in the tariff rates ETP charges for interstate natural gas transportation. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC issued the Notice of Inquiry in response to a remand from the United States Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. FERC requested comments regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the notice of inquiry ended on April 7, 2017. The outcome of the inquiry is still pending. ETP cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on ETP’s revenues associated with the transportation and storage services ETP provides pursuant to cost-based rates.
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. Following the 2017 Tax Cuts and Jobs Act being signed into law, filings have been made at FERC requesting that FERC require pipelines to lower their transportation rates to account for lower taxes. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, and

FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities. FERC may enact other regulations or issue further requests to pipelines regarding the impact of the corporate tax rate change on the rates. The FERC’s establishment of a just and reasonable rate is based on many components, and the reduction in the corporate tax rate may impact two of such components: the allowance for income taxes and the amount for accumulated deferred income taxes. Because ETP’s existing jurisdictional rates were established based on a higher corporate tax rate, FERC or ETP’s shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates ETP currently charges.
ETP’s interstate natural gas pipelines are subject to laws, regulations and policies governing terms and conditions of service, which could adversely affect its business and operations.
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
Compliance with these requirements can be costly and burdensome. In addition, ETP cannot guarantee that the FERC will authorize tariff changes and other activities it might propose to undertake in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof may impair the ability of ETP’s interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.
The current FERC Chairman announced in December 2017 that FERC will review its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. ETP is unable to predict what, if any, changes may be proposed that will affect its natural gas pipeline business or when such proposals, if any, might become effective. ETP does not expect that any change in this policy would affect them in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.
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
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules ended March 17, 2017. FERC has not yet taken any further action on the proposed rule. If the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.

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
ETP is subject to other forms of state regulation, including requirements to obtain operating permits, reporting requirements, and safety rules (see description of federal and state pipeline safety regulation below). Violations of state laws, regulations, orders and permit conditions can result in the modification, cancellation or suspension of a permit, civil penalties and other relief.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s NGL Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. In 2013, Lone Star’s NGL pipeline also commenced the interstate transportation of NGLs, which is subject to FERC’s jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however, if FERC’s ratemaking methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by FERC if the NGLs are transported in interstate or foreign commerce, whether by our pipelines or other means of transportation.

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
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential Administrations. In a second example, in April 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressure (“MOAP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on ETP’s results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the 2011 Pipeline Safety Act. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. Effective April 27, 2017, maximum administrative fines for safety violations were increased to account for inflation, with maximum civil penalties set at $209,002 per day, with a maximum of $2,090,022 for a series of violations. In June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of natural gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as further amended by the 2016 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require ETP to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in ETP incurring increased operating costs that could be significant and have a material adverse effect on ETP’s results of operations or financial condition.
ETP’s business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes, which activities are subject to environmental and worker health and safety laws and regulations that may cause ETP to incur significant costs and liabilities.
ETP’s business is subject to stringent federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for the construction and operation of our pipelines, plants and facilities, result in capital expenditures to manage, limit, or prevent emissions, discharges or releases of various materials from ETP’s pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from ETP’s construction and operations activities. Several governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective obligations, the occurrence of delays in permitting and completion of projects, and the issuance of injunctive relief. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property and natural resource damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or wastes into the environment.
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
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on ETP’s operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the United States counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue non-attainment designations for the remaining areas of the United States not addressed under the November 2017 final rule in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to ETP’s customers’ operations. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of ETP’s equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase its capital expenditures and operating costs, which could adversely impact its business. Historically, ETP has been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect its compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that it will not incur material costs in the future to meet the new, more stringent ozone standard.
Product liability claims and litigation could adversely affect our subsidiaries business and results of operations.
Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of or exposure to various products. There can be no assurance that product liability claims against us would not have a material adverse effect on our business or results of operations.

Along with other refiners, manufacturers and sellers of gasoline, Sunoco, Inc. is a defendant in numerous lawsuits that allege methyl tertiary butyl ether (“MTBE”) contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco, Inc. An adverse determination of liability related to these allegations or other product liability claims against Sunoco, Inc. could have a material adverse effect on our business or results of operations.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the services we provide.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the Subpart OOOOa standards have been subject to attempts by the EPA to stay portions of those standards, and the agency proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Subpart OOOOa in its entirety. The EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. This rule, should it remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to ETP’s operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect ETP’s business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In August 2017, the United States State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on ETP’s business, financial condition, demand for its services, results of operations, and cash flows. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on ETP’s assets.
The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder could have an adverse effect on our ability to use derivative instruments to mitigate the risks of changes in commodity prices and interest rates and other risks associated with our business.
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other prudential regulators establish federal regulation of the physical and financial derivatives, including over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability and/or liquidity of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.
The CFTC has re-proposed speculative position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, although certain bona fide hedging transactions would be exempt from these position limits provided that various conditions are satisfied. The CFTC has also finalized a related aggregation rule that requires market participants to aggregate their positions with certain other persons under common ownership and control, unless an exemption applies, for purposes of determining whether the position limits have been exceeded. If adopted, the revised position limits rule and its finalized companion rule on aggregation may create additional implementation or operational exposure. In addition to the CFTC federal speculative position limit regime, designated contract markets (“DCMs”) also maintain speculative position limit and accountability regimes with respect to contracts listed on their platform as well as aggregation requirements similar to the CFTC’s final aggregation rule. Any speculative position limit regime, whether imposed at the federal-level or at the DCM-level may impose added operating costs to monitor compliance with such position limit levels, addressing accountability level concerns and maintaining appropriate exemptions, if applicable.
The Dodd-Frank Act requires that certain classes of swaps be cleared on a derivatives clearing organization and traded on a DCM or other regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators have also adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. We currently qualify for and rely upon an end-user exception from such clearing and margin requirements for the swaps we enter into to hedge our commercial risks. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirements to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
In addition to the Dodd-Frank Act, the European Union and other foreign regulators have adopted and are implementing local reforms generally comparable with the reforms under the Dodd-Frank Act. Implementation and enforcement of these regulatory provisions may reduce our ability to hedge our market risks with non-U.S. counterparties and may make transactions involving cross-border swaps more expensive and burdensome. Additionally, the lack of regulatory equivalency across jurisdictions may increase compliance costs and make it more difficult to satisfy our regulatory obligations.
A natural disaster, catastrophe or other event could result in severe personal injury, property damage and environmental damage, which could curtail ETP’s operations and otherwise materially adversely affect their cash flow.
Some of ETP’s operations involve risks of personal injury, property damage and environmental damage, which could curtail its operations and otherwise materially adversely affect its cash flow. For example, natural gas pipeline and other facilities operate at high pressures, sometimes in excess of 1,100 pounds per square inch. Virtually all of ETP’s operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes.
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
The United States government has issued warnings that energy assets, including the nation’s pipeline infrastructure, may be the future target of terrorist organizations. Some of our facilities are subject to standards and procedures required by the Chemical Facility Anti-Terrorism Standards. We believe we are in compliance with all material requirements; however, such compliance may not prevent a terrorist attack from causing material damage to our facilities or pipelines. Any such terrorist attack on ETP’s or Sunoco LP’s facilities or pipelines, those of their customers, or in some cases, those of other pipelines could have a material adverse effect on ETP’s or Sunoco LP’s business, financial condition and results of operations.
Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, and other related restrictions arising after the Deepwater Horizon incident in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.
In recent years, the federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the United States Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of ETP’s customers. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters. However, in May 2017, Order 3350 was issued by the Department of the Interior Secretary Ryan Zinke, directing the BOEM to reconsider a number of regulatory initiatives governing oil and gas exploration in offshore waters, including, among other things, a cessation of all activities to promulgate the April 2016 proposed rulemaking (“Order 3350”). In an unrelated legal initiative, BOEM issued a Notice to Lessees and Operators (“NTL #2016-N01”) that became effective in September 2016 and imposes more stringent requirements relating to the provision of financial assurance to satisfy decommissioning obligations. Together with a recent re-assessment by BSEE in 2016 in how it determines the amount of financial assurance required, the revised BOEM-administered offshore financial assurance program that is currently being implemented is expected to result in increased amounts of financial assurance being required of operators on the OCS, which amounts may be significant. However, as directed under Order 3350, the BOEM has delayed implementation of NTL #2016-N01 so that it may reconsider this regulatory initiative and, currently, this NTL’s implementation timeline has been extended indefinitely beyond June 30, 2017, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. The April 2016 proposed rule and NTL #2016-N01, should they be finalized and/or implemented, as well as any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on ETP’s customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on ETP’s customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for ETP’s services, which could have a material adverse effect on its business as well as its financial position, results of operation and liquidity.

Our business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that we store and transport.
The petroleum products that we store and transport through ETP’s operations are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of significant capital. In addition, different product specifications for different markets impact the fungibility of products transported and stored in our pipeline systems and terminal facilities and could require the construction of additional storage to segregate products with different specifications. We may be unable to recover these costs through increased revenues.
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
As of December 31, 2017, approximately 5% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that Panhandle or Sunoco, Inc. will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
The liquefaction project is dependent upon securing long-term contractual arrangements for the off-take of LNG on terms sufficient to support the financial viability of the project
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing a liquefaction project at the site of ETE’s existing regasification facility in Lake Charles, Louisiana. The project development agreement previously entered into in September 2013 with BG Group plc (now "Shell") related to this project expired in February 2017. On June 28, 2017, LCL signed a memorandum of understanding with Korea Gas Corporation and Shell to study the feasibility of a joint development of the Lake Charles liquefaction project. The project would utilize existing dock and storage facilities owned by ETE located on the Lake Charles site. The parties’ determination as to the feasibility of the project will be particularly dependent upon the prospects for securing long-term contractual arrangements for the off-take of LNG which in turn will be dependent upon supply and demand factors affecting the price of LNG in foreign markets. The financial viability of the project will also be dependent upon a number of other factors, including the expected cost to construct the liquefaction facility, the terms and conditions of the financing for the construction of the liquefaction facility, the cost of the natural gas supply, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia).  Some of these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that the parties will determine to proceed to develop this project.

The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
While LCL has received authorization from the DOE to export LNG to non-FTA countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest.  The failure by LCL to timely maintain the approvals necessary to complete and operate the liquefaction project could have a material adverse effect on its operations and financial condition.
Sunoco LP is subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (RFS) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline.
The occurrence of any of the events described above could have a material adverse effect on Sunoco LP’s business, financial condition, results of operations and cash available for distribution to its unitholders.
Sunoco LP is subject to federal, state and local laws and regulations that govern the product quality specifications of refined petroleum products it purchases, stores, transports, and sells to its distribution customers.
Various federal, state, and local government agencies have the authority to prescribe specific product quality specifications for certain commodities, including commodities that Sunoco LP distributes. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce Sunoco LP’s ability to procure product, require it to incur additional handling costs and/or require the expenditure of capital. If Sunoco LP is unable to procure product or recover these costs through increased selling price, it may not be able to meet its financial obligations. Failure to comply with these regulations could result in substantial penalties for Sunoco LP.
The NYSE does not require a publicly traded partnership like us to comply with certain corporate governance requirements.
Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
Tax Risks to Unitholders
Our tax treatment depends on our continuing status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by individual states. If the IRS were to treat us, ETP or Sunoco LP as a corporation for federal income tax purposes or if we, ETP or Sunoco LP become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investments in ETP and Sunoco LP depend largely on ETP and Sunoco LP being treated as partnerships for federal income tax purposes. Despite the fact that we, ETP and Sunoco LP are each a limited partnership under Delaware law, we would each be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we, ETP and Sunoco LP satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us, ETP or Sunoco LP to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we, ETP or Sunoco LP were treated as a corporation, we would pay federal income tax at the corporate tax rate and we would likely pay additional state income taxes at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our Unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or to additional taxation as an entity for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing United States federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for United States federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for United States federal income tax purposes.
However, any modification to the United States federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
If the IRS contests the federal income tax positions we take, the market for our Common Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our Common Units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by us reducing the cash available for distribution to our Unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each Unitholder and former Unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders and former Unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Because our unitholders will be treated as partners to whom we will allocate taxable income which will be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from that income.
Tax gain or loss on disposition of our Common Units could be more or less than expected.
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income the unitholder was allocated for a unit, which decreased their tax basis in that unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash received from the sale.
Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.
Non-United States Unitholders will be subject to United States taxes and withholding with respect to their income and gain from owning our units.
Non-United States unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a United States trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a United States trade or business.  As a result, distributions to a Non-United States unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-United States unitholder who sells or otherwise disposes of a unit will also be subject to United States federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-United States unitholder’s sale or exchange of an interest in a partnership that is engaged in a United States trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-United States unitholders should consult a tax advisor before investing in our units.
We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for United States federal income tax purposes) are not subject to United States federal income tax, some of our operations are conducted through subsidiaries that are organized as corporations for United States federal income tax purposes. The taxable income, if any, of subsidiaries that are treated as corporations for United States federal income tax purposes, is subject to corporate-level United States federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filings positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.

We treat each purchaser of Common Units as having the same tax benefits without regard to the actual Common Units purchased. The IRS may challenge this treatment, which could result in a Unitholder owing more tax and may adversely affect the value of the Common Units.
Because we cannot match transferors and transferees of Common Units and because of other reasons, we have adopted depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our Unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of Common Units and could have a negative impact on the value of our Common Units or result in audit adjustments to tax returns of our Unitholders. Moreover, because we have subsidiaries that are organized as C corporations for federal income tax purposes owns units in us, a successful IRS challenge could result in this subsidiary having a greater tax liability than we anticipate and, therefore, reduce the cash available for distribution to our partnership and, in turn, to our Unitholders.
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
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a Unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the Unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We have adopted certain valuation methodologies in determining Unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to such assets to the capital accounts of our unitholders and our general partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many of the fair market value estimates of our assets ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain on the sale of common units by our unitholders and could have a negative impact on the value of our common units or result in audit adjustments to the tax returns of our unitholders without the benefit of additional deductions.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units.
In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or our subsidiaries conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. We currently own property or conduct business in many states, most of which impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. Although the interest limitation does not apply to certain regulated pipeline businesses, application of the interest limitation to tiered businesses like ours that hold interests in regulated and unregulated businesses is not clear. Pending further guidance specific to this issue, we have not yet determined the impact the limitation could have on our unitholders’ ability to deduct our interest expense, but it is possible that our unitholders’ interest expense deduction will be limited.
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
Substantially all of our subsidiaries’ pipelines, which are described in “Item 1. Business,” are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Our subsidiaries have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our subsidiaries’ pipelines were built were purchased in fee. ETP also owns and operates multiple natural gas and NGL storage facilities and owns or leases other processing, treating and conditioning facilities in connection with its midstream operations.
ITEM 3. LEGAL PROCEEDINGS
Sunoco, Inc. and/or Sunoco, Inc. (R&M), (now known as Sunoco (R&M), LLC) along with other members of the petroleum industry, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2017, Sunoco, Inc. is a defendant in seven cases, including one case each initiated by the States of Maryland, New Jersey, Vermont, Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico.

The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. Four of these cases are pending in a multidistrict litigation proceeding in a New York federal court; one is pending in federal court in Rhode Island, one is pending in state court in Vermont, and one is pending in state court in Maryland.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The Court approved the Judicial Consent Order on December 5, 2017. Dismissal of the case against Sunoco, Inc. and Sunoco, Inc. (R&M) is expected shortly. The Maryland complaint was filed in December 2017 but was not served until January 2018.
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
In January 2012, ETP experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which ETP is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. This PHMSA Corrective Action Order was closed via correspondence dated November 4, 2016. No civil penalties were associated with the PHMSA Order. ETP also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. ETP has also received a “No Further Action” approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, ETP received a proposed penalty from the EPA and DOJ associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In October 2016, the PHMSA issued a Notice of Probable Violation (“NOPVs”) and a Proposed Compliance Order (“PCO”) related to ETP’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalty is in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of ETP’s Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. The case went to hearing in November 2016 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In July 2016, the PHMSA issued a NOPV and PCO to our West Texas Gulf pipeline in connection with inspection and maintenance activities related to a 2013 incident on our crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In August 2017, the PHMSA issued a NOPV and a PCO in connection with alleged violations on ETP’s Nederland to Kilgore pipeline in Texas. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In December 2016, we received multiple Notice of Violations (“NOVs”) from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at our Marcus Hook Industrial Complex (“MHIC”) in July 2016. We also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to our tank inspection plan at MHIC.  These actions propose penalties in excess of $100,000, and we are currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows, or financial position.
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April 2017 to July 2017. Although Rover has successfully completed clean-up mitigation for the alleged violations to Ohio EPA’s satisfaction, the Ohio EPA has proposed penalties of approximately $2.6 million in connection with the alleged violations and is seeking certain injunctive relief. The Ohio Attorney General filed a complaint in the Court of Common Pleas of Stark County, Ohio to obtain these remedies and that case remains pending and is in the early stages. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. In response, FERC authorized Rover to resume HDD activities at certain sites. On January 24, 2018, FERC ordered Rover to cease HDD activities at the Tuscarawas River HDD site pending FERC review of additional information from Rover. Rover continues to correspond with regulators regarding drilling operations and drilling plans at the HDD sites where Rover has not yet completed HDD activities, including the Tuscarawas River HDD site. The timing or outcome of this matter cannot be reasonably determined at this time. We do not expect there to be a material impact to its results of operations, cash flows or financial position.
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s demolition of the Stoneman House, a potential historic structure, in connection with Rover’s application for permission to construct a new interstate natural gas pipeline and related facilities.  Rover and ETP are cooperating with the investigation.  In March and April 2017, Enforcement Staff provided Rover its non-public preliminary findings regarding its investigation.  The company disagrees with those findings and intends to vigorously defend against any potential penalty. Given the stage of the proceeding, and the non-public nature of the preliminary findings and investigation, ETP is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  On August 10, 2017 the parties reached a final settlement requiring that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company.
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
On January 3, 2018, PADEP issued an Administrative Order to Sunoco Pipeline L.P. directing that work on the Mariner East 2 and 2X pipelines be stopped.  The Administrative Order detailed alleged violations of the permits issued by PADEP in February of 2017, during the construction of the project.  Sunoco Pipeline L.P. began working with PADEP representatives immediately after the Administrative Order was issued to resolve the compliance issues.  Those compliance issues could not be fully resolved by the deadline to appeal the Administrative Order, so Sunoco Pipeline L.P. took an appeal of the Administrative Order to the Pennsylvania Environmental Hearing Board on February 2, 2018.  On February 8, 2018, Sunoco Pipeline L.P. entered into a Consent Order and Agreement with PADEP that (1) withdraws the Administrative Order; (2) establishes requirements for compliance with permits on a going forward basis; (3) resolves the non-compliance alleged in the Administrative Order; and (4) conditions restart of work on an agreement by Sunoco Pipeline L.P. to pay a $12.6 million civil penalty to the Commonwealth of Pennsylvania.  In the Consent Order and agreement, Sunoco Pipeline L.P. admits to the factual allegations, but does not admit to the conclusions of law that were made by PADEP.  PADEP also found in the Consent Order and Agreement that Sunoco Pipeline L.P. had adequately addressed the issues raised in the Administrative Order and demonstrated an ability to comply with the permits. Sunoco Pipeline L.P. concurrently filed a request to the Pennsylvania Environmental Hearing Board to discontinue the appeal of the Administrative Order.  That request was granted on February 8, 2018.
On January 18, 2018, PHMSA issued a NOPV and a Proposed Civil Penalty in connection with alleged violations on ETP’s East Boston jet fuel pipeline in Boston, MA. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
On January 18, PHMSA issued a NOPV and a PCO in connection with alleged violations on Eastern Area refined products and crude oil pipeline system in the States of MI, OH, PA, NY, NJ and DE. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.

Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed above were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental governmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $100,000.
For a description of other legal proceedings, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2017:
Fourth Quarter	$18.71	$15.64	$0.3050
Third Quarter	18.50	16.18	0.2950
Second Quarter	19.82	15.03	0.2850
First Quarter	20.05	17.62	0.2850

Fiscal Year 2016:
Fourth Quarter	$19.99	$13.77	$0.2850
Third Quarter	19.44	13.45	0.2850
Second Quarter	15.13	6.40	0.2850
First Quarter	14.39	4.00	0.2850

(1)	Distributions are shown in the quarter with respect to which they relate. Please see “Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.
Description of Units
As of February 16, 2018, there were approximately 158,922 individual common unitholders, which includes common units held in street name. Common units represent limited partner interest in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).
As of December 31, 2017, limited partners own an aggregate 94.4% limited partner interest in us. Our General Partner owns an aggregate 0.2% General Partner interest in us. Our common units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
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
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period. The Convertible Units had $450 million carrying value as of December 31, 2017.
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
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the securities authorized for issuance under ETE’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
ITEM 6.  SELECTED FINANCIAL DATA
The selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in millions.
As discussed in Note 2 to the Partnership’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” in the fourth quarter of 2017, ETP changed its accounting policy related to certain inventories. Certain crude oil, refined product and NGL inventories were changed from last-in, first-out (“LIFO”) method to the weighted average cost method. These changes have been applied retrospectively to all periods presented, and the prior period amounts reflected below have been adjusted from those amounts previously reported.

	Years Ended December 31,
	2017	2016*	2015*	2014*	2013*
Statement of Operations Data:
Total revenues	$40,523	$31,792	$36,096	$54,435	$48,335
Operating income	2,713	1,843	2,287	2,389	1,587
Income from continuing operations	2,543	462	1,023	1,014	318
Income (loss) from discontinued operations	(177)	(462)	38	60	33
Net Income	2,366	—	1,061	1,010	351
Basic income from continuing operations per limited partner unit	0.86	0.95	1.11	0.57	0.17
Diluted income from continuing operations per limited partner unit	0.84	0.93	1.11	0.57	0.17
Basic income (loss) from discontinued operations per limited partner unit	(0.01)	(0.01)	—	0.01	0.01
Diluted income (loss) from discontinued operations per limited partner unit	(0.01)	(0.01)	—	0.01	0.01
Cash distribution per common unit	1.17	1.14	1.08	0.80	0.67
Balance Sheet Data (at period end):
Assets held for sale	3,313	3,588	3,681	3,372	—
Total assets(1)	86,246	78,925	71,144	64,266	50,367
Liabilities associated with assets held for sale	75	48	42	47	—
Long-term debt, less current maturities	43,671	42,608	36,837	29,477	22,562
Total equity	29,980	22,431	23,553	22,301	16,341

*	As adjusted for the change in accounting policy related to inventory valuation, as discussed above.

(1)	Includes assets held for sale
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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, ETP GP, ETP LLC, Panhandle, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
Energy Transfer Equity, L.P. directly and indirectly owns equity interests in ETP and Sunoco LP, both publicly traded master limited partnerships engaged in diversified energy-related services.
The historical common units for ETP presented have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger, discussed in “Item 1. Business.”
At January 25, 2018, subsequent to Sunoco LP’s repurchase of the 12 million Sunoco LP Series A Preferred Units held by ETE, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 27.5 million ETP common units, and approximately 2.3 million Sunoco LP common units. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.

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
Recent Developments
ETE Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering were used to repay a portion of the outstanding indebtedness under ETE’s term loan facility and for general partnership purposes.
Sunoco LP Series A Preferred Units
On March 30, 2017, the Partnership purchased 12 million Sunoco LP Series A Preferred Units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of Sunoco LP Series A Preferred Units was 10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate would become a floating rate of 8.00% plus three-month LIBOR of the Liquidation Preference.
In January 2018, Sunoco LP redeemed all outstanding Sunoco LP Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount included the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
ETE January 2017 Private Placement and ETP Unit Purchase
In January 2017, ETE issued 32.2 million common units representing limited partner interests in the Partnership to certain institutional investors in a private transaction for gross proceeds of approximately $580 million, which ETE used to purchase 23.7 million newly issued ETP common units.
January 2018 Sunoco LP Common Units Repurchase
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETP for aggregate cash consideration of approximately $540 million. ETP used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.

CDM Contribution Agreement
In January 2018, ETP entered into a contribution agreement (“CDM Contribution Agreement”) with ETP GP, ETC Compression, LLC, USAC and ETE, pursuant to which, among other things, ETP will contribute to USAC and USAC will acquire from ETP all of the issued and outstanding membership interests of CDM and CDM E&T for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in USAC (“USAC Common Units”), with a value of approximately $335 million, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“Class B Units”), with a value of approximately $112 million and (iii) an amount in cash equal to $1.225 billion, subject to certain adjustments. The Class B Units that ETP will receive will be a new class of partnership interests of USAC that will have substantially all of the rights and obligations of a USAC Common Unit, except the Class B Units will not participate in distributions made prior to the one year anniversary of the closing date of the CDM Contribution Agreement (such date, the “Class B Conversion Date”) with respect to USAC Common Units. On the Class B Conversion Date, each Class B Unit will automatically convert into one USAC Common Unit. The transaction is expected to close in the first half of 2018, subject to customary closing conditions.
In connection with the CDM Contribution Agreement, ETP entered into a purchase agreement with ETE, Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USAC Holdings and, solely for certain purposes therein, R/C IV USACP Holdings, L.P., pursuant to which, among other things, the GP Purchasers will acquire from USAC Holdings (i) all of the outstanding limited liability company interests in USA Compression GP, LLC, the general partner of USAC (“USAC GP”), and (ii) 12,466,912 USAC Common Units for cash consideration equal to $250 million.
ETP Credit Facilities
On December 1, 2017 ETP entered into a five-year, $4.0 billion unsecured revolving credit facility, which matures December 1, 2022 (the “ETP Five-Year Facility”) and a $1.0 billion 364-day revolving credit facility that matures on November 30, 2018 (the “ETP 364-Day Facility”) (collectively, the “ETP Credit Facilities”).
ETP Series A and Series B Preferred Units
In November 2017, ETP issued 950,000 of its 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units at a price of $1,000 per unit, and 550,000 of its 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units at a price of $1,000 per unit.
Distributions on the ETP Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the ETP Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The ETP Series A Preferred Units are redeemable at ETP’s option on or after February 15, 2023 at a redemption price of $1,000 per ETP Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Distributions on the ETP Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the ETP Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The ETP Series B Preferred Units are redeemable at ETP’s option on or after February 15, 2028 at a redemption price of$1,000 per ETP Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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

Rover Contribution Agreement
In October 2017, ETP completed the previously announced contribution transaction with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners, pursuant to which ETP exchanged a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). As a result, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone. Upon closing, Blackstone contributed funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
ETP and Sunoco Logistics Merger
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed a merger transaction (the “Sunoco Logistics Merger”) in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction, with the Energy Transfer Partners, L.P. unitholders receiving 1.5 common units of Sunoco Logistics for each Energy Transfer Partners, L.P. common unit they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE.
Sunoco LP Private Offering of Senior Notes
On January 23, 2018, Sunoco LP completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. Sunoco LP used the proceeds from the private offering, along with proceeds from the closing of the asset purchase agreement with 7-Eleven to: 1) redeem in full its existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate the Sunoco LP Term Loan; 3) pay all closing costs and taxes in connection with the 7-Eleven transaction; 4) redeem the outstanding Sunoco LP Series A Preferred Units as mentioned above; and 5) repurchase 17,286,859 common units owned by ETP as mentioned above.
Sunoco LP Convenience Store Sale
On January 23, 2018, Sunoco LP closed on an asset purchase agreement with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”). Under the agreement, Sunoco LP sold a portfolio of approximately 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for an aggregate purchase price of $3.3 billion.
Sunoco LP has signed definitive agreements with a commission agent to operate the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the previously announced transaction with 7-Eleven, Inc. Conversion of these sites to the commission agent is expected to occur in the first quarter of 2018.
Sunoco LP Real Estate Sale
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties were marketed through a sealed-bid sale. Sunoco LP will review all bids before divesting any assets. As of December 31, 2017, of the 97 properties, 40 have been sold, 5 are under contract to be sold, and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.
Permian Express Partners
In February 2017, Sunoco Logistics formed PEP, a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, ETP contributed an approximate 15% ownership interest in Dakota Access and ETCO to PEP, which resulted in an increase in ETP’s ownership interest in PEP to approximately 88%. ETP maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
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
Segment Adjusted EBITDA, as reported for each segment in the table below, is analyzed for each segment in the section below titled “Segment Operating Results.” Total Segment Adjusted EBITDA, as presented below, is equal to the consolidated measure of Adjusted EBITDA, which is a non-GAAP measure used by industry analysts, investors, lenders and rating agencies to assess the financial performance and the operating results of the Partnership’s fundamental business activities and should not be considered in isolation or as a substitution for net income, income from operations, cash flows from operating activities or other GAAP measures. Our definition of total or consolidated Adjusted EBITDA is consistent with the definition of Segment Adjusted EBITDA above.
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
As discussed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” the merger of legacy ETP and legacy Sunoco Logistics in April 2017 resulted in legacy ETP being treated as the surviving entity from an accounting perspective. Accordingly, the financial data below related to our Investment in ETP reflects the consolidated financial information of legacy ETP.
As discussed in Note 2 to the Partnership’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” in the fourth quarter of 2017, ETP changed its accounting policy related to certain inventories. Certain crude oil, refined product and NGL inventories were changed from last-in, first-out (“LIFO”) method to the weighted average cost method. These changes have been applied retrospectively to all periods presented, and the prior period amounts reflected below have been adjusted from those amounts previously reported.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Consolidated Results

	Years Ended December 31,
	2017	2016*	Change
Segment Adjusted EBITDA:
Investment in ETP	$6,712	$5,733	$979
Investment in Sunoco LP	732	665	67
Investment in Lake Charles LNG	175	179	(4)
Corporate and other	(31)	(170)	139
Adjustments and eliminations	(268)	(272)	4
Total	7,320	6,135	1,185
Depreciation, depletion and amortization	(2,554)	(2,216)	(338)
Interest expense, net of interest capitalized	(1,922)	(1,804)	(118)
Gains on acquisitions	—	83	(83)
Impairment losses	(1,039)	(1,040)	1
Losses on interest rate derivatives	(37)	(12)	(25)
Non-cash unit-based compensation expense	(99)	(70)	(29)
Unrealized gains (losses) on commodity risk management activities	59	(136)	195
Inventory valuation adjustments	24	97	(73)
Losses on extinguishments of debt	(89)	—	(89)
Impairment of investments in unconsolidated affiliates	(313)	(308)	(5)
Equity in earnings of unconsolidated affiliates	144	270	(126)
Adjusted EBITDA related to unconsolidated affiliates	(716)	(675)	(41)
Adjusted EBITDA related to discontinued operations	(223)	(199)	(24)
Other, net	155	79	76
Income from continuing operations before income tax benefit	710	204	506
Income tax benefit from continuing operations	(1,833)	(258)	(1,575)
Income from continuing operations	2,543	462	2,081
Income (loss) from discontinued operations, net of income taxes	(177)	(462)	285
Net income	$2,366	$—	$2,366
* As adjusted.
See the detailed discussion of Segment Adjusted EBITDA in the Segment Operating Results section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense increased primarily due to the following:

•	an increase of $48 million of expense recognized by Sunoco LP primarily due to increased term loan borrowings and the issuance of senior notes;

•	an increase of $48 million of expense recognized by ETP primarily due to recent debt issuances by ETP and its consolidated subsidiaries; and

•	an increase of $20 million of expense recognized by the Parent Company primarily due to increased borrowings.
Gains on acquisitions. The Partnership recorded gains of $83 million in connection with recent acquisitions during 2016, including $41 million related to Sunoco Logistics’ acquisition of the remaining interest in SunVit.

Impairment Losses. In 2017, ETP recorded goodwill impairments of $262 million related to its interstate transportation and storage operations, $79 million related to its NGL and refined products operations and $452 million related to its other operations. In 2016, ETP recorded goodwill impairments of $638 million related to its interstate transportation and storage operations and $32 million related to its midstream operations. These goodwill impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.
In 2017, Sunoco LP recognized goodwill impairment of $387 million, of which $102 million was allocated to continuing operations. In 2016, Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations. These goodwill impairments were due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
In addition, impairment losses also include $127 million and $133 million impairments to property, plant and equipment in ETP’s interstate transportation and storage operations in 2017 and 2016, respectively, due to decreases in projected future cash flows as well as a $10 million impairment to property, plant and equipment in ETP’s midstream operations in 2016.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the year ended December 31, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in the discussion of segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP and ETP’s NGL and refined products and transportation services operations as a result of commodity price changes between periods.
Impairment of Investments in Unconsolidated Affiliates. During the year ended December 31, 2017, ETP recorded impairments to its investments in FEP of $141 million and HPC of $172 million. During the year ended December 31, 2016, ETP recorded an impairment to its investment in MEP of $308 million. Additional discussion on these impairments is included in “Estimates and Critical Accounting Policies” below.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Other, net in 2017 and 2016 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax Benefit. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.81 billion in December 2017. For the year ended December 2016, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries.

Segment Operating Results
In the following analysis of segment operating results, a measure of segment margin is reported for segments with sales revenues. Segment Margin is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment Margin is similar to the GAAP measure of gross margin, except that Segment Margin excludes charges for depreciation, depletion and amortization.
Following is a reconciliation of Segment Margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Years Ended December 31,
	2017	2016
Investment in ETP	$8,253	$6,747
Investment in Sunoco LP	1,108	1,156
Investment in Lake Charles LNG	197	197
Adjustments and eliminations	(1)	(1)
Total segment margin	9,557	8,099

Less:
Operating expenses	2,644	2,307
Depreciation, depletion and amortization	2,554	2,216
Selling, general and administrative	607	693
Impairment losses	1,039	1,040
Operating income	$2,713	$1,843
Investment in ETP

	Years Ended December 31,
	2017	2016	Change
Revenues	$29,054	$21,827	$7,227
Cost of products sold	20,801	15,080	5,721
Segment margin	8,253	6,747	1,506
Unrealized (gains) losses on commodity risk management activities	(56)	131	(187)
Operating expenses, excluding non-cash compensation expense	(2,103)	(1,841)	(262)
Selling, general and administrative expenses, excluding non-cash compensation expense	(392)	(351)	(41)
Adjusted EBITDA related to unconsolidated affiliates	984	946	38
Other, net	26	101	(75)
Segment Adjusted EBITDA	$6,712	$5,733	$979
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to the Investment in ETP increased primarily as a result of the following:

•
an increase of $13 million in ETP’s intrastate transportation and storage operations resulting from an increase of $74 million due to higher realized gains from pipeline optimization activity and an increase of $10 million in retained fuel sales. These increases were offset by a $57 million decrease in transportation fees due to renegotiated contracts and an $11 million decrease in storage margin;

•
an increase of $348 million in ETP’s midstream operations primarily due to a $210 million increase in non-fee based margins (excluding changes in unrealized gains and losses) due to higher realized crude oil and NGL prices and volume increases and a $144 million increase in fee-based revenues due to minimum volume commitments in South Texas, increased volumes in the Permian and Northeast regions, and recent acquisitions, including PennTex; these increases in gross margin were partially offset by increases in operating expenses of $17 million due to recent acquisitions, including PennTex.

•
an increase of $145 million in ETP’s NGL and refined products transportation and services operations due to an increase in transportation margin of $124 million, primarily due to higher volumes on Texas NGL pipelines and the ramp-up of volumes on the Mariner East system; an increase in fractionation and refinery services margin of $84 million, primarily due to higher NGL volumes from most major producing regions; and an increase in terminal services margin of $29 million due to a $43 million increase from higher throughput volumes on the Marcus Hook and Nederland NGL terminals offset by lower refined products terminal throughput and the sale of one of ETP’s refined product terminals in April 2017; partially offset by a decrease of $54 million in marketing margin (excluding changes in unrealized gains of $95 million) primarily due to the timing of the recognition of margin from optimization activities; an increase of $37 million in operating expenses primarily due to increased utilities costs associated with ETP’s fourth fractionator at Mont Belvieu and the Mariner project ramp up at the Marcus Hook Industrial Complex and an increase in general and administrative expenses of $8 million due to higher allocations; and

•
an increase of $545 million in ETP’s crude oil transportation and services operations due to an increase of $724 million resulting primarily from placing ETP’s Bakken Pipeline in service in the second quarter of 2017, as well as the acquisition of a crude oil gathering system in West Texas; an increase of $90 million from existing assets due to increased volumes throughout the system; and an increase of $16 million from increased throughput fees, and tank rentals, primarily from increased activity at ETP’s Nederland, Texas crude terminal; partially offset by an increase in operating expenses as a result of placing new projects in service and costs associated with increased volumes on the system; partially offset by a decrease of $78 million in margin from ETP’s crude oil acquisition and marketing business resulting from less favorable market price spreads particularly in the first three quarters of 2017; an increase of $183 million in operating expenses primarily due to placing the Bakken Pipeline in service; and an increase of $24 million in selling, general and administrative expenses primarily due to merger fees and legal and environmental reserves; partially offset by

•
a decrease of $19 million in ETP’s interstate transportation and storage operations primarily due to a decrease in reservation revenues of $45 million on the Panhandle, Trunkline, and Transwestern pipelines, a decrease of $17 million in gas parking service related revenues on the Panhandle and Trunkline pipelines primarily due to lack of customer demand resulting from weak spreads, a decrease of $19 million in revenues on the Tiger pipeline due to contract restructuring, and a decrease of $5 million on the Sea Robin pipeline due to producer maintenance and production declines. These decreases were partially offset by $55 million of incremental revenues from the placement in partial service of the Rover pipeline effective August 31, 2017, a $6 million dollar decrease in operating expenses and $4 million increase in adjusted EBITDA from unconsolidated affiliates; and

•
a decrease of $53 million in ETP’s all other operations due to a decrease of $90 million related to the termination of management fees paid by ETE that ended in 2016; a decrease of $31 million from the mark-to-market of physical system gas and settled derivative; and an increase of $17 million in transaction related expenses; partially offset by an increase of $33 million in Adjusted EBITDA related to ETP’s investment in PES; a one-time fee of $15 million received from a joint venture affiliate; an increase of $20 million in crude and power trading activates, primarily from the liquidation of crude inventories; and a decrease of $11 million in expenses related to ETP’s compression business.

Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the years ended December 31, 2017 and 2016 consisted of the following:

	Years Ended December 31,
	2017	2016	Change
Citrus	$336	$329	$7
FEP	74	75	(1)
MEP	88	90	(2)
HPC	46	61	(15)
Sunoco LP	268	271	(3)
Other	172	120	52
Total Adjusted EBITDA related to unconsolidated affiliates	$984	$946	$38

These amounts represent ETP’s proportionate share of the Adjusted EBITDA of its unconsolidated affiliates and are based on ETP’s equity in earnings or losses of its unconsolidated affiliates adjusted for its proportionate share of the unconsolidated affiliates’ interest, depreciation, amortization, non-cash items and taxes.
Investment in Sunoco LP

	Years Ended December 31,
	2017	2016	Change
Revenues	$11,723	$9,986	$1,737
Cost of products sold	10,615	8,830	1,785
Segment margin	1,108	1,156	(48)
Unrealized (gains) losses on commodity risk management activities	(3)	5	(8)
Operating expenses, excluding non-cash compensation expense	(456)	(455)	(1)
Selling, general and administrative, excluding non-cash compensation expense	(116)	(142)	26
Inventory fair value adjustments	(24)	(98)	74
Adjusted EBITDA from discontinued operations	223	199	24
Segment Adjusted EBITDA	$732	$665	$67
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
Segment Adjusted EBITDA. For the year ended December 31, 2017 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP increased primarily as a result of the following:

•
an increase of $18 million in gross margin (excluding a $74 million change in fair value adjustments related to inventory and unrealized gains and losses on commodity risk management activities) primarily caused by an increase in wholesale motor fuel gross profit per gallon, partially offset by a net increase in other gross profit consisting of merchandise, rental & other and retail motor fuel of $13 million;

•
a decrease of $26 million in general and administrative expenses primarily due to higher costs in 2016 related to relocation, employee termination, and higher contract labor and professional fees as the Partnership transitioned offices in Philadelphia, Pennsylvania, Houston, Texas, and Corpus Christi, Texas to Dallas during 2016; and

•	an increase of $24 million related to discontinued operations; offset by

•
an increase of $1 million in other operating expenses primarily attributable to Sunoco LP’s retail business which has expanded through third-party acquisitions as well as through the construction of new-to-industry sites.

Investment in Lake Charles LNG

	Years Ended December 31,
	2017	2016	Change
Revenues	$197	$197	$—
Operating expenses, excluding non-cash compensation expense	(19)	(16)	(3)
Selling, general and administrative, excluding non-cash compensation expense	(3)	(2)	(1)
Segment Adjusted EBITDA	$175	$179	$(4)
Lake Charles LNG derives all of its revenue from a contract with a non-affiliated gas marketer.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Consolidated Results

	Years Ended December 31,
	2016*	2015*	Change
Segment Adjusted EBITDA:
Investment in ETP	$5,733	$5,517	$216
Investment in Sunoco LP	665	719	(54)
Investment in Lake Charles LNG	179	196	(17)
Corporate and other	(170)	(104)	(66)
Adjustments and eliminations	(272)	(590)	318
Total	6,135	5,738	397
Depreciation, depletion and amortization	(2,216)	(1,951)	(265)
Interest expense, net of interest capitalized	(1,804)	(1,622)	(182)
Gain on acquisitions	83	—	83
Impairment losses	(1,040)	(339)	(701)
Losses on interest rate derivatives	(12)	(18)	6
Non-cash compensation expense	(70)	(91)	21
Unrealized losses on commodity risk management activities	(136)	(65)	(71)
Inventory valuation adjustments	97	(67)	164
Losses on extinguishments of debt	—	(43)	43
Impairment of investment in unconsolidated affiliate	(308)	—	(308)
Equity in earnings of unconsolidated affiliates	270	276	(6)
Adjusted EBITDA related to unconsolidated affiliates	(675)	(713)	38
Adjusted EBITDA related to discontinued operations	(199)	(228)	29
Other, net	79	23	56
Income from continuing operations before income tax expense	204	900	(696)
Income tax expense (benefit) from continuing operations	(258)	(123)	(135)
Income from continuing operations	462	1,023	(561)
Income (loss) from discontinued operations, net of income taxes	(462)	38	(500)
Net income	$—	$1,061	$(1,061)
* As adjusted.
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

Interest Expense, Net of Interest Capitalized. Interest expense increased primarily due to the following:

•
an increase of $94 million of expense recognized by Sunoco LP primarily due to increased term loan borrowings, the issuance of senior notes and an increase in borrowings under the Sunoco LP revolving credit facility;

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
Impairment Losses. In 2016, ETP recorded goodwill impairments of $638 million related to its interstate transportation and storage operations and $32 million related to its midstream operations. These goodwill impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. In addition, impairment losses for 2016 also include a $133 million impairment to property, plant and equipment in ETP’s interstate transportation and storage operations due to a decrease in projected future cash flows as well as a $10 million impairment to property, plant and equipment in ETP’s midstream operations. In 2015, ETP recorded impairments of (i) $99 million related to Transwestern due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015, (ii) $106 million related to Lone Star Refinery Services due primarily to changes in assumptions related to potential future revenues as well as the market declines in current and expected future commodity prices, (iii) $110 million of fixed asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of low utilization and expected decrease in future cash flows, and (iv) $24 million of intangible asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of expected decrease in future cash flows.
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
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP and ETP’s NGL and refined products and transportation services operations as a result of commodity price changes between periods.
Impairment of Investment in Unconsolidated Affiliate. In 2016, the Partnership impaired its investment in MEP and recorded a non-cash impairment loss of $308 million based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates.
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

Segment Operating Results
Following is a reconciliation of Segment Margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Years Ended December 31,
	2016	2015
Investment in ETP	$6,747	$7,578
Investment in Sunoco LP	1,156	980
Investment in Lake Charles LNG	197	216
Adjustments and eliminations	(1)	(1,346)
Total segment margin	8,099	7,428

Less:
Operating expenses	2,307	2,303
Depreciation, depletion and amortization	2,216	1,951
Selling, general and administrative	693	548
Impairment losses	1,040	339
Operating income	$1,843	$2,287
Investment in ETP

	Years Ended December 31,
	2016	2015	Change
Revenues	$21,827	$34,292	$(12,465)
Cost of products sold	15,080	26,714	(11,634)
Segment margin	6,747	7,578	(831)
Unrealized losses on commodity risk management activities	131	65	66
Operating expenses, excluding non-cash compensation expense	(1,841)	(2,621)	780
Selling, general and administrative expenses, excluding non-cash compensation expense	(351)	(482)	131
Inventory valuation adjustments	—	(58)	58
Adjusted EBITDA related to unconsolidated affiliates	946	937	9
Other, net	101	98	3
Segment Adjusted EBITDA	$5,733	$5,517	$216
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to the Investment in ETP increased primarily as a result of the following:

•
an increase of $70 million on ETP’s intrastate transportation and storage operations driven by $34 million in natural gas sales (excluding changes in unrealized losses of $17 million) primarily due to higher realized gains from the buying and selling of gas along ETP’s system and an increase of $37 million in storage margin (excluding net changes in unrealized amounts of $28 million related to fair value inventory adjustments and unrealized gains and losses on derivatives);

•
an increase of $317 million in ETP’s NGL and refined products transportation and services operations due to an increase in transportation and terminal margin of $239 million primarily due to the ramp-up of several organic growth projects as well as increased volumes from all producing regions; an increase in fractionation and refinery services margin of $118 million (excluding unrealized gains and losses) primarily due to higher NGL volumes from most major producing regions; an increase in storage margin of $36 million primarily due to increased volumes from ETP’s Mont Belvieu fractionators; partially offset by a decrease in marketing margin of $42 million (excluding net changes in unrealized gains and losses of $50 million) primarily due to lower spreads, the timing of withdrawals, and the timing of the recognition of margin from optimization activities; partially offset by an increase of $33 million in operating expenses primarily due to increased costs associated with organic growth projects such as our third fractionator in Mont Belvieu,Texas, Mariner East 1, Mariner South and Allegheny Access; and

•
an increase of $313 million in ETP’s crude oil transportation and services operations due to an increase of $158 million resulting primarily from placing our Permian Express II pipeline in service in the third quarter of 2015, as well as the acquisition of a crude oil gathering system in West Texas; an increase of $49 million from existing assets due to increased volumes throughout the system; an increase of $31 million from our crude terminals assets, largely related to the Nederland facility; and an increase of $74 million from our crude oil acquisition and marketing activity; offset by an increase of $5 million in selling, general and administrative expenses; partially offset by

•
a decrease $38 million in ETP’s interstate transportation and storage operations caused by a $56 million decrease in revenues primarily caused by contract restructuring on the Tiger pipeline, lower reservation revenues on the Panhandle and Trunkline pipelines, lower sales of capacity in the Phoenix and San Juan areas on the Transwestern pipeline, the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, the expiration of a transportation rate schedule on the Transwestern pipeline, and declines in production and third-party maintenance on the Sea Robin pipeline, partially offset by higher reservation revenues on the Transwestern pipeline and higher parking revenues on the Panhandle and Trunkline pipelines;

•
a decrease of $104 million in ETP’s midstream operations due to decreases in gathered volumes primarily due to declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increases in the Permian region and the impact of recent acquisitions, including PennTex; and

•
a decrease of $308 million due to the transfer and contribution of ETP’s retail marketing assets to Sunoco LP. The consolidated results of Sunoco LP are reflected in the results for ETP’s all other above through June 2015. Effective July 1, 2015, Sunoco LP was deconsolidated, and the results for all other reflect adjusted EBITDA related to unconsolidated affiliates for ETP’s limited partner interests in Sunoco LP. The impact of the deconsolidation of Sunoco LP reduced segment margin, operating expenses and selling, general and administrative expenses; the impact to segment adjusted EBITDA is offset by the incremental adjusted EBITDA related to unconsolidated affiliates from ETP’s equity method investment in Sunoco LP subsequent to the deconsolidation; and

•	a decrease of $76 million in adjusted EBITDA related to ETP’s investment in PES.
Adjusted EBITDA Related to Unconsolidated Affiliates. ETP’s Adjusted EBITDA related to unconsolidated affiliates for the years ended December 31, 2016 and 2015 consisted of the following:

	Years Ended December 31,
	2016	2015	Change
Citrus	$329	$315	$14
FEP	75	75	—
MEP	90	96	(6)
HPC	61	61	—
Sunoco, LLC	—	91	(91)
Sunoco LP	271	137	134
Other	120	162	(42)
Total Adjusted EBITDA related to unconsolidated affiliates	$946	$937	$9
These amounts represent ETP’s proportionate share of the Adjusted EBITDA of its unconsolidated affiliates and are based on ETP’s equity in earnings or losses of its unconsolidated affiliates adjusted for its proportionate share of the unconsolidated affiliates’ interest, depreciation, amortization, non-cash items and taxes.

Investment in Sunoco LP

	Years Ended December 31,
	2016	2015	Change
Revenues	$9,986	$12,430	$(2,444)
Cost of products sold	8,830	11,450	(2,620)
Segment margin	1,156	980	176
Unrealized losses on commodity risk management activities	5	2	3
Operating expenses, excluding non-cash compensation expense	(455)	(451)	(4)
Selling, general and administrative, excluding non-cash compensation expense	(142)	(118)	(24)
Inventory fair value adjustments	(98)	78	(176)
Adjusted EBITDA from discontinued operations	199	228	(29)
Segment Adjusted EBITDA	$665	$719	$(54)
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
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP decreased primarily as a result of the following:

•	a change of $176 million in the fair value adjustment to inventory resulting from changes in fuels prices during the year ended December 31, 2016;

•	a decrease of $29 million related to Sunoco LP’s retail operations that have been classified as discontinued operations;

•
an increase of $24 million in general and administrative expenses primarily due to $18 million for the transition of employees from Houston, Texas, Corpus Christi, Texas and Philadelphia, Pennsylvania to Dallas, Texas, with the remaining increase due to higher professional fees and other administrative expenses; partially offset by

•
an increase of $176 million in segment margin primarily caused by an increase in wholesale motor fuel gross profit of $212 million due to a 28.7%, or $0.55, decrease in the cost per wholesale motor fuel gallon, offset by a decrease in the gross profit on retail motor fuel of $37 million.

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
ETP currently expects capital expenditures in 2018 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$225	$250	$30	$35
Interstate transportation and storage (1)	450	500	115	120
Midstream	750	800	120	130
NGL and refined products transportation and services	2,425	2,475	65	75
Crude oil transportation and services (1)	425	525	90	100
All other (including eliminations)	75	100	60	65
Total capital expenditures	$4,350	$4,650	$480	$525
Less: Project level non-recourse financing	—	—	—	—
Partnership level capital funding	$4,350	$4,650	$480	$525

(1)	Includes capital expenditures related to ETP’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
The assets used in ETP’s natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETP does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETP experiences increases in pipe costs due to a number of reasons, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control. However, ETP includes these factors in its anticipated growth capital expenditures for each year.
ETP generally funds maintenance capital expenditures and distributions with cash flows from operating activities. ETP generally funds growth capital expenditures with proceeds of borrowings under credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.
As of December 31, 2017, in addition to $306 million of cash on hand, ETP had available capacity under the ETP Credit Facilities of $2.51 billion. Based on ETP’s current estimates, it expects to utilize capacity under the ETP Credit Facilities, along with cash from operations, to fund its announced growth capital expenditures and working capital needs through the end of 2018; however, ETP may issue debt or equity securities prior to that time as it deems prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
Sunoco LP
Sunoco LP’s primary sources of liquidity consist of cash generated from operating activities, borrowings under its $1.50 billion credit facility and the issuance of additional long-term debt or partnership units as appropriate given market conditions. At December 31, 2017, Sunoco LP had available borrowing capacity of $726 million under its revolving credit facility and $28 million of cash and cash equivalents on hand.
In 2018, Sunoco LP expects to invest approximately $90 million in growth capital expenditures and approximately $40 million on maintenance capital expenditures. Sunoco LP may revise the timing of these expenditures as necessary to adapt to economic conditions.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2017
Cash provided by operating activities in 2017 was $4.43 billion and net income was $2.37 billion. The difference between net income and cash provided by operating activities in 2017 primarily consisted of net non-cash items totaling $1.78 billion and changes in operating assets and liabilities of $192 million. The non-cash activity in 2017 consisted primarily of depreciation, depletion and amortization of $2.55 billion, impairment losses of $1.35 billion, deferred income tax benefit of $1.87 billion, inventory valuation adjustments of $24 million, losses on extinguishments of debt of $89 million and non-cash compensation expense of $99 million.
Year Ended December 31, 2016
Cash provided by operating activities in 2016 was $3.32 billion and net income was $0 million. The difference between net income and cash provided by operating activities in 2016 primarily consisted of net non-cash items totaling $2.77 billion and changes in operating assets and liabilities of $179 million. The non-cash activity in 2016 consisted primarily of depreciation, depletion and amortization of $2.22 billion, impairment losses of $1.35 billion, deferred income tax benefit of $177 million, inventory valuation adjustments of $97 million and non-cash compensation expense of $70 million.
Year Ended December 31, 2015
Cash provided by operating activities in 2015 was $2.98 billion and net income was $1.06 billion. The difference between net income and cash provided by operating activities in 2015 primarily consisted of net non-cash items totaling $2.42 billion and changes in operating assets and liabilities of $0.87 billion. The non-cash activity in 2015 consisted primarily of depreciation, depletion and amortization of $1.95 billion, impairment losses of $339 million, deferred income tax expense of $239 million, inventory valuation adjustments of $67 million, losses on extinguishments of debt of $43 million and non-cash compensation expense of $91 million.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2017
Cash used in investing activities in 2017 of $5.61 billion was comprised primarily of capital expenditures of $8.41 billion (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs). ETP invested $5.47 billion for growth capital expenditures and $429 million for maintenance capital expenditures during 2017. We paid net cash for acquisitions of $303 million, including the acquisition of a noncontrolling interest.
Year Ended December 31, 2016
Cash used in investing activities in 2016 of $8.98 billion was comprised primarily of capital expenditures of $7.70 billion (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs). ETP invested $5.44 billion for growth capital expenditures and $368 million for maintenance capital expenditures during 2016. We paid net cash for acquisitions of $1.40 billion, including the acquisition of a noncontrolling interest.
Year Ended December 31, 2015
Cash used in investing activities in 2015 of $9.74 billion was comprised primarily of capital expenditures of $8.99 billion (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs). ETP invested $7.68 billion for growth capital expenditures and $485 million for maintenance capital expenditures during 2015. We paid net cash for acquisitions of $842 million, including the acquisition of a noncontrolling interest.
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
Following is a summary of financing activities by period:
Year Ended December 31, 2017
Cash provided by financing activities was $953 million in 2017. We had a consolidated increase in our debt level of $340 million, primarily due to the issuance of Parent Company and subsidiary senior notes, as well as increases in our revolving credit facilities during 2015. Our subsidiaries also received $3.24 billion in proceeds from common unit offerings, including $2.28 billion from the issuance of ETP Common Units and $952 million from the issuance of other subsidiary common units. We paid distributions to partners of $1.01 billion, and our subsidiaries paid $2.96 billion on limited partner interests other than those held by the Parent Company.
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
Discontinued Operations
Following is a summary of activities related to discontinued operations by period:
Year Ended December 31, 2017
Cash provided by discontinued operations was $93 million for the year ended December 31, 2017 resulting from cash provided by operating activities of $136 million, cash used in investing activities of $38 million and changes in cash included in current assets held for sale of $5 million.
Year Ended December 31, 2016
Cash used in discontinued operations was $385 million for the year ended December 31, 2016 resulting from cash provided by operating activities of $93 million, cash used in investing activities of $483 million and changes in cash included in current assets held for sale of $5 million.
Year Ended December 31, 2015
Cash used in discontinued operations was $283 million for the year ended December 31, 2015 resulting from cash provided by operating activities of $90 million, cash used in investing activities of $360 million and changes in cash included in current assets held for sale of $13 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2017	2016
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Notes due March 2023	1,000	—
ETE Senior Secured Term Loan due December 2, 2019	—	2,190
ETE Senior Secured Term Loan due February 2, 2024	1,220	—
ETE Senior Secured Revolving Credit Facility due December 18, 2018	—	875
ETE Senior Secured Revolving Credit Facility due March 24, 2022	1,188	—
Subsidiary Indebtedness:
ETP Senior Notes	27,005	24,855
Panhandle Senior Notes	785	1,085
Sunoco, Inc. Senior Notes	—	400
Transwestern Senior Notes	575	657
Sunoco LP Senior Notes, Term Loan and lease-related obligations	3,556	3,561
Credit Facilities and Commercial Paper:
ETP $4.0 billion Revolving Credit Facility due December 2022	2,292	—
ETP $1.0 billion 364-Day Credit Facility due November 2018 (1)	50	—
ETLP $3.75 billion Revolving Credit Facility due November 2019	—	2,777
Legacy Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	—	1,292
Legacy Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017	—	630
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	765	1,000
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	1,100
PennTex $275 million MLP Revolving Credit Facility due December 2019	—	168
Other long-term debt	8	31
Unamortized premiums and fair value adjustments, net	50	101
Deferred debt issuance costs	(247)	(257)
Total debt	44,084	43,802
Less: current maturities of long-term debt	413	1,194
Long-term debt, less current maturities	$43,671	$42,608

(1)	Borrowings under 364-day credit facilities were classified as long-term debt based on the Partnership’s ability and intent to refinance such borrowings on a long-term basis.
The terms of our consolidated indebtedness and our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.
Senior Notes and Term Loan
Energy Transfer Equity, L.P. Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering were used to repay a portion of the outstanding indebtedness under its term loan facility and for general partnership purposes.

ETE Term Loan Facility
On February 2, 2017, the Partnership entered into a Senior Secured Term Loan Agreement (the “Term Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto. The Term Credit Agreement has a scheduled maturity date of February 2, 2024, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein. The Term Credit Agreement contains an accordion feature, under which the total commitments may be increased, subject to the terms thereof. In connection with the Parent Company’s entry into the Senior Secured Term Loan Agreement on February 2, 2017, the Parent Company terminated its previous term loan agreements.
Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in (i) prior to the consummation of the Sunoco Logistics Merger, ETP , and (ii) upon and after the consummation of the Sunoco Logistics Merger, Sunoco Logistics ; or (b) equity interests of any person which owns, directly or indirectly, IDRs in (i) prior to the consummation of the Sunoco Logistics Merger, ETP, and (ii) upon and after the consummation of the Sunoco Logistics Merger, Sunoco Logistics, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
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
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of December 31, 2017, the balance on the term loan was $1.24 billion.
The Sunoco LP term loan was repaid in full and terminated on January 23, 2018.
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

On March 24, 2017, the Parent Company entered into a Credit Agreement (the “Revolver Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch as administrative agent and the other lenders party thereto (the “Revolver Lenders”). The Revolver Credit Agreement has a scheduled maturity date of March 24, 2022 and includes an option for the Parent Company to extend the term, in each case subject to the terms and conditions set forth therein. Pursuant to the Revolver Credit Agreement, the lenders have committed to provide advances up to an aggregate principal amount of $1.50 billion at any one time outstanding, and the Parent Company has the option to request increases in the aggregate commitments by up to $500 million in additional commitments. As part of the aggregate commitments under the facility, the Revolver Credit Agreement provides for letters of credit to be issued at the request of the Parent Company in an aggregate amount not to exceed a $150 million sublimit. Under the Revolver Credit Agreement, the obligations of the Partnership are secured by a lien on substantially all of the Partnership’s and certain of its subsidiaries’ tangible and intangible assets.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of December 31, 2017, there were $1.19 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $312 million.
ETP Credit Facilities
On December 1, 2017 ETP entered into a five-year, $4.0 billion unsecured revolving credit facility, which matures December 1, 2022 (the “ETP Five-Year Facility”) and a $1.0 billion 364-day revolving credit facility that matures on November 30, 2018 (the “ETP 364-Day Facility”) (collectively, the “ETP Credit Facilities”).  The ETP Five-Year Facility contains an accordion feature, under which the total aggregate commitments may be increased up to $6.0 billion under certain conditions. ETP uses the ETP Credit Facilities to provide temporary financing for its growth projects, as well as for general partnership purposes.
Borrowings under the ETP Credit Facilities are unsecured and initially guaranteed by Sunoco Logistics Partners Operations L.P.  Borrowings under the ETP Credit Facilities will bear interest at a eurodollar rate or a base rate, at ETP’s option, plus an applicable margin.  In addition, ETP will be required to pay a quarterly commitment fee to each lender equal to the product of the applicable rate and such lender’s applicable percentage of the unused portion of the aggregate commitments under the ETP Credit Facilities.  Concurrent with the closing of the ETP Credit Facilities, ETP repaid the entire amount outstanding and terminated its previously existing $3.75 billion ETLP Credit Facility and $2.50 billion Sunoco Logistics Credit Facility.
ETP typically repays amounts outstanding under the ETP Credit Facilities with proceeds from common unit offerings or long-term notes offerings. The timing of borrowings depends on ETP’s activities and the cash available to fund those activities. The repayments of amounts outstanding under the ETP Credit Facilities depend on multiple factors, including market conditions and expectations of future working capital needs, and ultimately are a financing decision made by management. Therefore, the balance outstanding under the ETP Credit Facilities may vary significantly between periods. ETP does not believe that such fluctuations indicate a significant change in its liquidity position, because ETP expects to continue to be able to repay amounts outstanding under the ETP Credit Facilities with proceeds from common unit offerings or long-term note offerings.
As of December 31, 2017, the ETP Five-Year Facility had $2.29 billion outstanding, of which $2.01 billion was commercial paper. The amount available for future borrowings was $1.56 billion after taking into account letters of credit of $150 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 2.48%.
As of December 31, 2017, the ETP 364-Day Facility had $50 million outstanding, and the amount available for future borrowings was $950 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 5.00%.
Sunoco Logistics Credit Facilities
ETP maintained a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”). This facility was repaid and terminated concurrent with the establishment of the ETP Credit Facilities on December 1, 2017.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of December 31, 2017, the Sunoco LP credit facility had $9 million in standby letters of credit. The amount available for future borrowings on the revolver at December 31, 2017 was $726 million.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2017, $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 3.00%.
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
The ETP Credit Facilities contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•
make Distributions (as defined in the ETP Credit Facilities) during certain Defaults (as defined in the ETP Credit Facilities) and during any Event of Default (as defined in the ETP Credit Facilities);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The ETP Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETP Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETP Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETP 364-Day Facility ranges from 1.125% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETP 364-Day Facility ranges from 0.125% to 0.225%.
The ETP Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETP Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 3.96 to 1 at December 31, 2017, as calculated in accordance with the credit agreements.
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
Compliance with our Covenants
We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants relating to ETE’s and its subsidiaries’ debt agreements as of December 31, 2017.
Each of the agreements referred to above are incorporated herein by reference to our, ETP’s, Sunoco Logistics’ and Sunoco LP’s reports previously filed with the SEC under the Exchange Act. See “Item 1. Business – SEC Reporting.”
Off-Balance Sheet Arrangements
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP previously provided contingent residual support of certain debt obligations of AmeriGas. AmeriGas has subsequently repaid the remainder of the related obligations and ETP no longer provides contingent residual support for any AmeriGas notes.
Guarantee of Sunoco LP Notes
Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC (“ETC M-A”).
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes and issued the following notes for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

•	$1.00 billion aggregate principal amount of 4.875%, senior notes due 2023;

•	$800 million aggregate principal amount of 5.50% senior notes due 2026; and

•	$400 million aggregate principal amount of 5.875% senior notes due 2028.
Under the guarantee of collection, ETC M-A would have the obligation to pay the principal of each series of notes once all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against Sunoco LP with respect to such payment obligation, and holders of the notes are still owed amounts in respect of the principal of such notes. ETC M-A will not otherwise be subject to the covenants of the indenture governing the notes.

Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$44,281	$1,705	$9,179	$8,745	$24,652
Interest on long-term debt(1)	24,908	2,197	3,887	3,081	15,743
Payments on derivatives	223	84	139	—	—
Purchase commitments(2)	3,605	3,443	99	35	28
Transportation, natural gas storage and fractionation contracts	25	19	6	—	—
Operating lease obligations	1,069	113	196	154	606
Other(3)	185	32	56	45	52
Total(4)	$74,296	$7,593	$13,562	$12,060	$41,081

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2017. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2017. To the extent interest rates change, our contractual obligation for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2017 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(3)
Expected contributions to fund our pension and postretirement benefit plans were included in “Other” above. Environmental liabilities, asset retirement obligations, unrecognized tax benefits, contingency accruals and deferred revenue, which were included in “Other non-current liabilities” in our consolidated balance sheets were excluded from the table above as the amounts do not represent contractual obligations or, in some cases, the amount and/or timing of the cash payments is uncertain.

(4)	Excludes net non-current deferred tax liabilities of $3.32 billion due to uncertainty of the timing of future cash flows for such liabilities.
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

Distributions declared and paid during the periods presented are as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 19, 2015	$0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850
December 31, 2015	February 4, 2016	February 19, 2016	0.2850
March 31, 2016 (1)	May 6, 2016	May 19, 2016	0.2850
June 30, 2016 (1)	August 8, 2016	August 19, 2016	0.2850
September 30, 2016 (1)	November 7, 2016	November 18, 2016	0.2850
December 31, 2016 (1)	February 7, 2017	February 21, 2017	0.2850
March 31, 2017	May 10, 2017	May 19, 2017	0.2850
June 30, 2017	August 7, 2017	August 21, 2017	0.2850
September 30, 2017	November 7, 2017	November 20, 2017	0.2950
December 31, 2017	February 8, 2018	February 20, 2018	0.3050

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received Convertible Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Convertible Unit. See Note 8 to the Partnership’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Our distributions declared and paid with respect to our Convertible Unit during the year ended December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2016	May 6, 2016	May 19, 2016	$0.1100
June 30, 2016	August 8, 2016	August 19, 2016	0.1100
September 30, 2016	November 7, 2016	November 18, 2016	0.1100
December 31, 2016	February 7, 2017	February 21, 2017	0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
September 30, 2017	November 7, 2017	November 20, 2017	0.1100
December 31, 2017	February 8, 2018	February 20, 2018	0.1100

The total amounts of distributions declared and paid during the periods presented (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2017	2016	2015
Limited Partners	$1,022	$971	$1,139
General Partner interest	3	3	2
Class D units	—	—	3
Total Parent Company distributions	$1,025	$974	$1,144
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions is primarily generated from its direct and indirect interests in ETP and Sunoco LP. Lake Charles LNG’s wholly-owned subsidiaries also contribute to the Parent Company’s cash available for distributions. At December 31, 2017, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 27.5 million ETP common units, approximately 2.3 million Sunoco LP common units and 12 million Sunoco LP Series A Preferred Units held by us or our wholly-owned subsidiaries.
Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
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

	Percentage of Total Distributions to IDRs	ETP
		Quarterly Distribution Rate Target Amounts
Minimum Quarterly Distribution	—%	$0.0750
First Target Distribution	—%	up to $0.0833
Second Target Distribution	13%	above $0.0833 up to $0.0958
Third Target Distribution	35%	above $0.0958 up to $0.2638
Thereafter	48%	above $0.2638

	Percentage of Total Distributions to IDRs	Sunoco LP
		Quarterly Distribution Rate Target Amounts
Minimum quarterly distribution	—%	$0.4375
First target distribution	—%	$0.4375 to $0.503125
Second target distribution	15%	$0.503125 to $0.546875
Third target distribution	25%	$0.546875 to $0.656250
Fourth target distribution	50%	Above $0.656250

The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Years Ended December 31,
	2017	2016	2015
Distributions from ETP:
Limited Partners	$61	$28	$54
Class H Units	—	357	263
General Partner interest	16	32	31
IDRs	1,638	1,363	1,261
IDR relinquishments net of Class I Unit distributions	(656)	(409)	(111)
Total distributions from ETP	1,059	1,371	1,498
Distributions from Sunoco LP (1)
Limited Partner interests	7	7	—
IDRs	85	81	25
Series A Preferred	23	—	—
Total distributions received from subsidiaries	$1,174	$1,459	$1,523

(1)
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP. Effective January 1, 2016, ETE acquired 2,263,158 common units of Sunoco LP.

In connection with previous transactions, ETE has agreed to relinquish certain amounts of incentive distributions, including the following amounts of incentive distributions in future periods. These amounts include incentive distribution relinquishments related to both legacy ETP and legacy Sunoco Logistics, both of which are applicable to the combined post-merger ETP:

Total Year
2018	$153
2019	128
Each year beyond 2019	33
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Under ETP’s limited partnership agreement, within 45 days after the end of each quarter, ETP distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in ETP’s partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct ETP’s business. ETP will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
If cash distributions exceed $0.0833 per unit in a quarter, the holders of the incentive distribution rights receive increasing percentages, up to 48 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.”

The following table shows the target distribution levels and distribution “splits” between the general and limited partners and the holders of ETP’s incentive distribution rights (”IDRs”):

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	IDRs	Partners (1)
Minimum Quarterly Distribution	$0.0750	—%	100%
First Target Distribution	up to $0.0833	—%	100%
Second Target Distribution	above $0.0833 up to $0.0958	13%	87%
Third Target Distribution	above $0.0958 up to $0.2638	35%	65%
Thereafter	above $0.2638	48%	52%
(1) Includes general partner and limited partner interests, based on the proportionate ownership of each.
Distributions on common units declared and paid by ETP and Sunoco Logistics during the pre-merger periods were as follows:

Quarter Ended	ETP	Sunoco Logistics
December 31, 2014	$0.6633	$0.4000
March 31, 2015	0.6767	0.4190
June 30, 2015	0.6900	0.4380
September 30, 2015	0.7033	0.4580
December 31, 2015	0.7033	0.4790
March 31, 2016	0.7033	0.4890
June 30, 2016	0.7033	0.5000
September 30, 2016	0.7033	0.5100
December 31, 2016	0.7033	0.5200
Distributions on common units declared and paid by Post-Merger ETP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 16, 2017	$0.5350
June 30, 2017	August 7, 2017	August 15, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
December 31, 2017	February 8, 2018	February 14, 2018	0.5650
Distributions declared and paid by ETP to the ETP Series A and Series B preferred unitholders were as follows:

			Distribution per Preferred Unit
Quarter Ended	Record Date	Payment Date	Series A	Series B
December 31, 2017	February 1, 2018	February 15, 2018	$15.451	$16.378

The total amounts of distributions declared and paid during the periods presented (all from Available Cash from ETP’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	ETP	Energy Transfer Partners, L.P.		Sunoco Logistics
	2017	2016	2015	2016	2015
Common Units held by public	$2,435	$2,168	$1,970	$485	$344
Common Units held by ETP	—	—	—	135	120
Common Units held by ETE	61	28	54	—	—
Class H Units held by ETE	—	357	263	—	—
General Partner interest	16	32	31	15	12
Incentive distributions	1,638	1,363	1,261	397	281
IDR relinquishments (1)	(656)	(409)	(111)	(15)	—
ETP Series A Preferred Units	15	—	—	—	—
ETP Series B Preferred Units	9	—	—	—	—
Total distributions declared to partners	$3,518	$3,539	$3,468	$1,017	$757

(1)	Net of Class I unit distributions
Cash Distributions Paid by Sunoco LP
Sunoco LP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Distributions declared and paid by Sunoco LP during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 17, 2015	February 27, 2015	$0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454
December 31, 2015	February 5, 2016	February 16, 2016	0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 06, 2018	February 14, 2018	0.8255

The total amounts of Sunoco LP distributions declared and paid during the periods presented were as follows (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2017	2016	2015
Limited Partners:
Common units held by public	$178	$166	$90
Common and subordinated units held by ETP(1)	143	143	89
Common and subordinated units held by ETE	7	8	—
General Partner interest and Incentive distributions(2)	85	81	30
Series A Preferred	23	—	—
Total distributions declared	$436	$398	$209

(1)	Includes Sunoco LP units issued to ETP in connection with Sunoco LP’s acquisition of Susser from ETP in July 2015.

(2)
The Sunoco LP IDRs were held by ETP until July 2015, at which time the IDRs were exchanged with ETE. The total incentive distributions from Sunoco LP for the year ended December 31, 2015 include $5 million to ETP and 25 million to ETE related to the respective periods during which each held the IDRs.

Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership adopted ASU 2014-09 on January 1, 2018. The Partnership applied the cumulative catchup transition method and recognized the cumulative effect of the retrospective application of the standard. The effect of the retrospective application of the standard was not material.
For future periods, ETP expects that the adoption of this standard will result in a change to revenues with offsetting changes to costs associated primarily with the designation of certain of its midstream agreements to be in-substance supply agreements, requiring amounts that had previously been reported as revenue under these agreements to be reclassified to a reduction of cost of sales. Changes to revenues along with offsetting changes to costs will also occur due to changes in the accounting for noncash consideration in multiple of our reportable segments, as well as fuel usage and loss allowances. None of these changes is expected to have a material impact on net income.
We have determined that the timing and/or amount of revenue that we recognize on certain contracts associated with Sunoco LP’s operations will be impacted by the adoption of the new standard. We currently estimate the cumulative catch-up effect to Sunoco LP’s retained earnings as of January 1, 2018 to be approximately $54 million. These adjustments are primarily related to the change in recognition of dealer incentives and rebates.
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The Partnership expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2016-16
On January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.

ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance did not amend the optional qualitative assessment of goodwill impairment. The standard requires prospective application and therefore will only impact periods subsequent to the adoption. The Partnership adopted this ASU for its annual goodwill impairment test in the fourth quarter of 2017.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for ETP’s midstream, NGL and intrastate transportation and storage operations are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2017 represent the actual results in all material respects.
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
Results from ETP’s midstream operations are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through ETP’s pipeline and gathering systems and the level of natural gas and NGL prices. ETP generates midstream revenues and segment margins principally under fee-based or other arrangements in which ETP receives a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through ETP’s systems and is not directly dependent on commodity prices.
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
Regulatory Assets and Liabilities.  Certain of our subsidiaries are subject to regulation by certain state and federal authorities and have accounting policies that conform to FASB Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations, which is in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows certain of our regulated entities to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be assessed and potentially eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.
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
Fair Value of Financial Instruments.  We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Convertible Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable.
Impairment of Long-Lived Assets, Goodwill, Intangible Assets and Investments in Unconsolidated Affiliates.  Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.
In order to test for recoverability when performing a quantitative impairment test, the Partnership makes estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, the Partnership makes certain estimates and assumptions, including, among other things, changes in general economic conditions in the Partnership’s operating regions, the availability and prices of natural gas, the ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, dependence on certain significant customers and producers of natural gas, and competition from other companies, including major energy producers. If future results are not consistent with the Partnership’s estimates, future impairment losses that could be material may be recorded to our results of operations.
The Partnership determined the fair value of its reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable; however, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption for the measurement of an impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in additional impairments in future periods; however, management does not believe that any of the goodwill balances in its reporting units as of December 31, 2017 is at significant risk of impairment. Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $4.8 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2017, approximately $1.0 billion is recorded in ETP’s reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
During the year ended December 31, 2017, ETP recorded following impairments:

•
A $223 million impairment was recorded related to the goodwill associated with CDM. In January 2018, ETP announced the contribution of CDM to USAC. Based on ETP’s anticipated proceeds in the contribution transaction, the implied fair value of the CDM reporting unit was less than its carrying value. As ETP believes that the contribution consideration also represented an appropriate estimate of fair value as of the 2017 annual impairment test date, ETP recorded an impairment for the difference between the carrying value and the fair value of the reporting unit. Subsequent to the impairment, a total of $253 million of goodwill remains in the CDM reporting unit, which amount is subject to further impairment based on changes in the contribution transaction prior to closing or any other factors affecting the fair value of the CDM reporting unit. Assuming the contribution transaction closes, the remaining CDM goodwill balance will be derecognized; if the transaction does not close, then the CDM goodwill balance will remain on the ETP’s consolidated balance sheet and will continue to be tested for impairment in the future.

•
A $262 million impairment was recorded related to the goodwill associated with ETP’s interstate transportation and storage reporting units, and a $229 million impairment was recorded related to the goodwill associated with the general partner of Panhandle. These impairments were due to a reduction in management’s forecasted future cash flows from the related reporting units, which reduction reflected the impacts discussed in “Results of Operations” above, along with the impacts of re-contracting assumptions related to future periods.

•
A $79 million impairment was recorded related to the goodwill associated ETP’s refined products transportation and services reporting unit. Subsequent to the Sunoco Logistics Merger, ETP restructured the internal reporting of legacy Sunoco Logistics’ business to be consistent with the internal reporting of legacy ETP. Subsequent to this reallocation the carrying value of certain refined products reporting units was less than the estimated fair value due to a reduction in management’s forecasted future cash flows from the related reporting units, and the goodwill associated with those reporting units was fully impaired. No goodwill remained in the respective reporting units subsequent to the impairment.

•
A $127 million impairment of property, plant and equipment related to Sea Robin primarily due to a reduction in expected future cash flows due to an increase during 2017 in insurance costs related to offshore assets.

•
A $141 million impairment of ETP’s equity method investment in FEP. ETP concluded that the carrying value of its investment in FEP was other than temporarily impaired based on an anticipated decrease in production in the Fayetteville basin and a customer re-contracting with a competitor during 2017.

•
A $172 million impairment of ETP’s equity method investment in HPC primarily due to a decrease in projected future revenues and cash flows driven be the bankruptcy of one of HPC’s major customers in 2017 and an expectation that contracts expiring in the next few years will be renewed at lower tariff rates and lower volumes.

During the year ended December 31, 2016, ETP recorded following goodwill impairments:

•
A $638 million goodwill impairment and a $133 million impairment to property, plant and equipment were recorded in its interstate transportation and storage operations primarily due to decreases in projected future revenues and cash flows driven by changes in the markets that these assets serve.

•	A $32 million goodwill impairment was recorded in its midstream operations primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices.

•
A $308 million impairment of ETP’s equity method investment in MEP. ETP concluded that the carrying value of its investment in MEP was other than temporarily impaired based on commercial discussions with current and potential shippers on MEP during 2016, which negatively affected the outlook for long-term transportation contract rates.

During the year ended December 31, 2015, ETP recorded following goodwill impairments:

•	A $99 million goodwill impairment related to Transwestern primarily due to market declines in current and expected future commodity prices in the fourth quarter of 2015.

•
A $106 million goodwill impairment, a $24 million impairment of intangible assets, and a $110 million impairment to property, plant and equipment related to Lone Star Refinery Services primarily due to changes in assumptions related to potential future revenues and market declines in current and expected future commodity prices, as well as economic obsolescence identified as a result of low utilization.

Except for the 2017 impairment of the goodwill associated with CDM, as discussed above, the goodwill impairments recorded by ETP during the years ended December 31, 2017, 2016 and 2015 represented all of the goodwill within the respective reporting units.
For Sunoco LP, the impairment of $641 million during the year ended December 31, 2016 represented a portion of the goodwill within Sunoco LP’s retail reporting unit.

During 2017, Sunoco LP announced the sale of a majority of the assets in its retail and Stripes reporting units. These reporting units include the retail operations in the continental United States but excludes the retail convenience store operations in Hawaii that comprise the Aloha reporting unit. Upon the classification of assets and related liabilities as held for sale, Sunoco LP’s management applied the measurement guidance in ASC 360, Property, Plant and Equipment, to calculate the fair value less cost to sell of the disposal group. In accordance with ASC 360-10-35-39, Sunoco LP’s management first tested the goodwill included within the disposal group for impairment prior to measuring the disposal group’s fair value less the cost to sell. In the determination of the classification of assets held for sale and the related liabilities, Sunoco LP’s management allocated a portion of the goodwill balance previously included in the Sunoco LP retail and Stripes reporting units to assets held for sale based on the relative fair values of the business to be disposed of and the portion of the respective reporting unit that will be retained in accordance with ASC 350-20-40-3. The amount of goodwill allocated to assets held for sale was approximately $796 million and $1.1 billion as of December 31, 2017 and 2016, respectively. The remainder of the goodwill was allocated to the retained portion of the retail and Stripes reporting units, which is comprised of Sunoco LP’s ethanol plant, credit card processing services, franchise royalties and retail stores Sunoco LP continues to operate in the continental United States. This amount, inclusive of the portion of the Aloha reporting unit that represents retail activities, was approximately $678 million and $780 million as of December 31, 2017 and 2016, respectively.
Sunoco LP recognized goodwill impairments of $387 million, of which $102 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
For goodwill included in the Aloha and Wholesale reporting units, which goodwill balances total $112 million and $732 million, respectively, and which were not classified as held for sale, no impairments were deemed necessary during 2017.
Additionally, Sunoco LP performed impairment tests on their indefinite-lived intangible assets during the fourth quarter of 2017 and recognized $13 million and $4 million impairment charge on their contractual rights and liquor licenses primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
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
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2017 and 2016, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. We believe we may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.

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
Long-lived assets related to AROs aggregated $2 million and $14 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2017 and 2016, respectively. In addition, the Partnership had $21 million and $13 million of legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2017 and 2016, respectively.
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

In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2017, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets and, in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Deferred Income Taxes. ETE recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $683 million have been included in ETE’s consolidated balance sheet as of December 31, 2017. All of the deferred income tax assets attributable to state and federal NOL benefits expire before 2037 as more fully described below. The state NOL carryforward benefits of $274 million ($217 million net of federal benefit) begin to expire in 2018 with a substantial portion expiring between 2031 and 2037. The federal NOLs of $1,921 million ($403 million in benefits) will expire in 2033 and 2036. Federal tax alternative minimum tax credit carryforwards of $62 million remained at December 31, 2017. We have determined that a valuation allowance totaling $236 million ($186 million net of federal income tax effects) is required for the state NOLs at December 31, 2017 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
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

The tables below summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2017 and 2016 for ETP and Sunoco LP, including derivatives related to their respective subsidiaries. Dollar amounts are presented in millions.

	December 31, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,078	$—	$—	(683)	$—	$—
Basis Swaps IFERC/NYMEX(1)	48,510	2	1	2,243	(1)	—
Options – Puts	13,000	—	—	—	—	—
Power (Megawatt):
Forwards	435,960	1	1	391,880	(1)	1
Futures	(25,760)	—	—	109,564	—	—
Options — Puts	(153,600)	—	1	(50,400)	—	—
Options — Calls	137,600	—	—	186,400	1	—
Crude (MBbls) — Futures	—	1	—	(617)	(4)	6
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	4,650	(13)	4	10,750	2	—
Swing Swaps IFERC	87,253	(2)	1	(5,663)	(1)	1
Fixed Swaps/Futures	(4,390)	(1)	2	(52,653)	(27)	19
Forward Physical Contracts	(145,105)	6	41	(22,492)	1	—
Natural Gas Liquid (MBbls) — Forwards/Swaps	6,744	1	25	(5,787)	(40)	35
Refined Products (MBbls) — Futures	(3,901)	(27)	4	(3,144)	(21)	18
Corn (Bushels) – Futures	1,870,000	—	—	1,580,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(39,770)	(2)	—	(36,370)	2	1
Fixed Swaps/Futures	(39,770)	14	11	(36,370)	(26)	14
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

Interest Rate Risk
As of December 31, 2017, we and our subsidiaries had $9.86 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $98 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2017	December 31, 2016
ETP	July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
ETP	July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
ETP	July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
ETP	July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
ETP	December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
ETP	March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a change in the fair value of the interest rate derivatives and earnings (recognized in gains (losses) on interest rate derivatives) of approximately $236 million as of December 31, 2017. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flow of $15 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the President and Group Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the President and Group Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2017.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer Equity, L.P.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 23, 2018

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of December 31, 2017, our Board of Directors was comprised of seven persons, three of whom qualify as “independent” under the NYSE’s corporate governance standards. We have determined that Messrs. Brannon, Turner and Williams are all “independent” under the NYSE’s corporate governance standards.
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
Annual Certification
In 2017, our President provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
Conflicts Committee
Our Partnership Agreement provides that the Board of Directors may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the general partner is fair and reasonable to the Parent Company and our Unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Parent Company to determine if the transaction presents a conflict of interest and whether the transaction is fair and reasonable to the Parent Company. Pursuant to the terms of our partnership agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Parent Company, approved by all partners of the Parent Company and not a breach by the general partner or its Board of Directors of any duties they may owe the Parent Company or the Unitholders. These duties are limited by our Partnership Agreement (see “Risks Related to Conflicts of Interest” in “Item 1A. Risk Factors” in this annual report).
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Rick Turner qualified as an audit committee financial expert during 2017. A description of the qualifications of Mr. Turner may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton that firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of ETE be included in ETE’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 23, 2018. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
John W. McReynolds	67	Director and President
Kelcy L. Warren	62	Director and Chairman of the Board
Thomas E. Long	61	Group Chief Financial Officer
Marshall S. (Mackie) McCrea, III	58	Director and Group Chief Operating Officer and Chief Commercial Officer
Thomas P. Mason	61	Executive Vice President and General Counsel
Brad Whitehurst	43	Executive Vice President and Head of Tax
Richard D. Brannon	59	Director
Matthew S. Ramsey	62	Director
K. Rick Turner	59	Director
William P. Williams	80	Director
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
Kelcy L. Warren.  Mr. Warren was appointed Co-Chairman of the Board of Directors of our general partner, LE GP, LLC, effective upon the closing of our IPO. On August 15, 2007, Mr. Warren became the sole Chairman of the Board of our general partner and the Chief Executive Officer and Chairman of the Board of the general partner of ETP. Prior to that, Mr. Warren had served as Co-Chief Executive Officer and Co-Chairman of the Board of the general partner of ETP since the combination of the midstream and intrastate transportation storage operations of ETC OLP and the retail propane operations of Heritage in January 2004. Mr. Warren also serves as Chief Executive Officer of the general partner of ETC OLP. Mr. Warren also served as the Chief Executive Officer of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Prior to the combination of the operations of ETP and Heritage Propane, Mr. Warren served as President of the general partner of ET Company I, Ltd. the entity that operated ETP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he also served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 30 years of business experience in the energy industry. The members of our general partner selected Mr. Warren to serve as a director and as Chairman because he is ETP’s Chief Executive Officer and has more than 30 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States, and brings a unique and valuable perspective to the Board of Directors.
Thomas E. Long.  Mr. Long is the Group Chief Financial Officer of ETE since February 2016. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long has served as a director of Sunoco LP since May 2016. Mr. Long previously served as Chief Financial Officer of ETP and as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Marshall S. (Mackie) McCrea, III.  Mr. McCrea is the Group Chief Operating Officer and Chief Commercial Officer for the Energy Transfer family and has served in that capacity since November 2015. Mr. McCrea was appointed as a director of the general partner of ETP in December 2009. Prior to that, he served as President and Chief Operating Officer of ETP’s general partner from June 2008 to November 2015 and President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since January 2004. In March 2005, Mr. McCrea was named President of La Grange Acquisition LP, ETP’s primary operating subsidiary, after serving as Senior Vice President-Business Development and Producer Services since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETE. Mr. McCrea also served as the Chairman of the Board of Directors of the general partner of Sunoco Logistics from October 2012 to April 2017. The members of our general partner selected Mr. McCrea to serve as a director because he brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
Thomas P. Mason. Mr. Mason became Executive Vice President and General Counsel of the general partner of ETE in December 2015. Mr. Mason also served as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETP’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also served on the Board of Directors of the general partner of Sunoco Logistics, from October 2012 to April 2017.
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
Richard D. Brannon. Mr. Brannon was appointed to the Board of Directors of our general partner in March 2016. Previously, he served on the Sunoco LP Board of Directors from September 2014 to March 2016. Mr. Brannon has also served on the Board of Directors of WildHorse Resource Development Corp. (NYSE: WRD), since its IPO in December 2016 he is CEO of CH4 Energy II, III, IV, V and VI, all independent companies focused on horizontal development of oil and gas. Previously, he was President of CH4 Energy Corp. from 2001 to 2006, when the company was sold to Bill Barrett Corp. From 1984 to 2005, Dick was President of Brannon Oil & Gas, Inc. and Brannon & Murray Drilling Co. Previously, he was a drilling and completion engineer for Texas Oil & Gas Corp. He has previously served on the boards of Cornerstone Natural Gas Corp., which was purchased by El Paso Corp. in 1996, and OEC Compression Corp, acquired by Hanover Compressor Company in 2001. Mr. Brannon also formerly served on the Board of Directors and as a member of the audit committee and compensation committee of Regency, Energy Partners LP and Sunoco LP. The members of our general partner selected Mr. Brannon to serve as director because of his extensive energy industry experience and his service on other public company boards and committees.

Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ETE’s general partner on July 17, 2012 and as a director of ETP’s general partner on November 9, 2015. Mr. Ramsey currently serves as President and Chief Operating Officer of ETP’s general partner since November 2015. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey is also a director of Sunoco LP, serving as chairman of Sunoco LP’s board since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. The member of our general partner recognize Mr. Ramsey’s vast experience in the oil and gas space and believe that he provides valuable industry insight as a member of our Board of Directors.
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
William P. Williams. Mr. Williams was appointed as a director in March 2012 and currently serves as a member of the Audit Committee. Mr. Williams began his career in the oil and gas industry in 1967 with Texas Power and Light Company as Manager of Pipeline Construction for Bi-Stone Fuel Company, a predecessor of Texas Utilities Fuel Company. In 1980, he was employed by Endevco as Vice President of Pipeline and Plant Construction, Engineering, and Operations. Prior to Endevco, he worked for Cornerstone Natural Gas. Mr. Williams later joined Energy Transfer Partners, L.P. as Vice President of Engineering and Operations, ending his career as Vice President of Measurement in May 2011. The members of our general partner selected Mr. Williams due to his experience in the pipeline industry and his familiarity with our business.
Compensation of the General Partner
Our general partner does not receive any management fee or other compensation in connection with its management of the Parent Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2017.

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
ETP GP Entities. The ETP GP Entities also believe that a significant portion of each executives’ compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be very competitive in the marketplace for executive talents and abilities. ETP GP seeks a total compensation program for the named executive officers that provides for a slightly below the median market annual base compensation rate (i.e. approximately the 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. ETP GP believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of ETP’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its named executive officers to the success of ETP and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit or phantom unit awards under ETE’s equity incentive plan, ETP’s equity incentive plan(s) or the equity incentive programs of Sunoco LP, as applicable based on the allocation of the named executive officers’ award, which awards are intended to provide a longer term incentive and retention value to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution ETP and/or the other affiliated partnerships pay to their respective unitholders.

The Partnership grants restricted unit/phantom unit awards that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. The ETP GP Entities believe that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance ETP GP places on aligning the interests of its named executive officers with those of unitholders.
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

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.

Components of Executive Compensation
For the year ended December 31, 2017, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted/phantom unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit award under our equity incentive plan;

•	vesting of previously issued time-based restricted unit/phantom restricted unit awards issued pursuant to our equity incentive plans or the equity incentive plans(s) of affiliates; and

•	401(k) plan employer contributions.
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
Periodically, the ETE or ETP Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of officers of ETE and ETP to provide market information with respect to compensation of those executives during the year ended December 31, 2017. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.
In conducting its review, Longnecker specifically considered the larger size of the combined ETE and ETP entities from an energy industry perspective. During 2017, Longnecker assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of ETP and ETE in terms of revenues, assets and market value as well as competition for talent at the senior management level and similarly situated general industry companies with similar revenues, assets and market value. In setting such peer group, the size of ETE and ETP on a combined basis was considered. Unlike in prior evaluations conducted by Longnecker, a determination was made to focus the analysis specifically on the energy industry based on a determination that an energy industry peer group provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This decision allowed Longnecker to report on specific industry related data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of the named executive officers to ensure that compensation of the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for executive officers of these other companies. The identified companies were:

Energy Peer Group:
• Conoco Phillips	• Anadarko Petroleum Corporation
• Enterprise Products Partners, L.P.	• Marathon Petroleum Corporation
• Plains All American Pipeline, L.P.	• Kinder Morgan, Inc.
• Halliburton Company	• The Williams Companies, Inc.
• Valero Energy Corporation	• Phillips 66
The compensation analysis provided by Longnecker in 2017 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from the public peer companies and published salary surveys.

Following Longnecker’s 2017 review, the ETE Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward. The ETE Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Longnecker’s conclusions and recommendations. While Longnecker found that ETE is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented to allow ETE to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term) as described below.
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 40th percentile of market) and are determined by the ETE Compensation Committee after taking into account the recommendations of Mr. Warren.
During the 2017 merit review process, the ETE Compensation Committee considered the recommendations of Mr. Warren, the results of the Longnecker study and the merit increase pool set for all employees of ETP GP and ETP. The ETE Compensation Committee approved an increase to the base salary of Mr. McReynolds of 2.5% to $598,026 from its prior level of $583,440; a 2.5% base salary increase of Mr. McCrea to $1,045,000 from its prior level of $1,020,000; and a 2.5% base salary increase to Mr. Mason to $592,276 from its prior level of $577,830. In the case of Mr. Long, the ETE Compensation Committee approved an increase to Mr. Long’s base salary to $530,000 from its prior level of $459,000, which represents an approximately 15.5% increase and was based largely on the recommendation of Mr. Warren and the results of the Longnecker study. In the case of Mr. Whitehurst, the ETE Compensation Committee approved an increase to Mr. Whitehurst’s base salary to $525,000 from its prior level of $508,725, which represents an approximately 3.2% increase and was based largely on the recommendation of Mr. Warren and the results of the Longnecker study.
The 2.5% increase to Messrs. McReynolds, McCrea and Mason reflected a base salary increase consistent with the 2.5% annual merit increase pool set for all employees of ETE and its affiliates for 2017 approved by the respective compensation committees.
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
For 2017, the ETE Compensation Committee approved short-term annual cash bonus pool targets for Messrs. McReynolds, Long, Mason and Whitehurst of 130% of their annual base earnings and a bonus pool target of 160% for Mr. McCrea. The 130% target for Mr. Whitehurst represents an increase from his previous target of 125% and represents a desire on the part of the Chairman to align the senior officers that report to him, other than Mr. McCrea, with a consistent bonus target. The targets of the other named executive officers were consistent with the prior year’s targets.
In February 2018, the ETP Compensation Committee certified 2017 performance results under the Bonus Plan, which resulted in a bonus payout of 100% of target, which reflected achievement of 101.6% of the internal Earnings Target and 100% of the budget criteria. Based on the approved results, the ETE Compensation Committee approved a cash bonus relating to the 2017 calendar year to Messrs. McReynolds, Long, McCrea, Mason and Whitehurst in the amounts of $764,306, $625,100, $1,644,554, $756,958, and $667,852, respectively.

In approving the 2017 bonuses of the named executive officers, the ETE Compensation Committee took into account the achievement by the respective partnerships of all of the targeted performance objectives for 2017 and the individual performances of each of the named executive officers, as well as the study results of Longnecker. The cash bonuses awarded to each of the executive officers for 2017 performance were consistent with their applicable bonus pool targets.
Equity Awards.  In 2017, ETE adopted the Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan (the “ETE Plan”). The ETE Plan authorizes the ETE Compensation Committee, in its discretion, to grant awards of restricted units, phantom units, unit options, unit appreciation rights and other awards related to ETE common units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the ETE Plan. For 2015 and 2016, no long-term incentive awards were issued under the ETE Plan.
For 2017, the annual long-term incentive targets set by the ETE Compensation Committee for the named executive officers were 500% of annual base salary for Mr. Long, 900% of annual base salary for Mr. McCrea, 500% of annual base salary for Mr. Mason and 400% of base salary for Mr. Whitehurst, which were consistent with the prior year’s targets.
In December 2017, the ETE Compensation Committee in consultation with ETE’s Chairman determined to issue long-term incentive awards under the ETE Plan to the ETE named executive officers, other than Mr. McReynolds, who does not currently receive long-term incentive awards. This determination was made in consideration of limiting the number of units issued under the ETP unit plans for 2017. In December of 2017, the ETE Compensation Committee approved grants of phantom unit awards to Messrs. Long, McCrea, Mason and Whitehurst of 121,074 units, 537,379 units, 135,300 units and 95,945 units, respectively.
The phantom unit awards provide for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, generally subject to continued employment through each specified vesting date. The phantom unit awards entitle the recipients of the phantom unit awards to receive, with respect to each ETE unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by ETE to its unitholders. In approving the grant of such phantom unit awards, the ETE Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of ETE’s and ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2017 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of ETE as that term is defined under the ETE Plan.
Upon vesting of the phantom units awarded under the ETE Plan, the ETE Compensation Committee reserves the right to determine if, upon vesting, such phantom units shall be settled in (i) common units of ETE (subject to the approval of the ETE Plan prior to the first vesting date by a majority of ETE’s unitholders pursuant to the rules of the New York Stock Exchange); (ii) cash equal to the Fair Market Value (as such term is defined in the ETE Plan) of the ETE common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property (including, without limitation, delivery of common units of ETP purchased by ETE in the open market) in an amount equal to the Fair Market Value of ETE common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the ETE Compensation Committee in its discretion.
From time to time, the compensation committees of ETP and/or Sunoco LP may make grants under the respective long-term incentive plans to employees and/or directors containing such terms as the respective compensation committee shall determine. The applicable compensation committee determines the conditions upon which the restricted units or restricted phantom units granted may become vested or forfeited, and whether or not any such restricted units or restricted phantom units will have distribution equivalent rights (“DERs”) entitling the grantee to distributions receive an amount in cash equal to cash distributions made by the respective partnership with respect to a like number of partnership common units during the restricted period. For 2017, there were no awards made to the named executive officers under an ETP long-term incentive plan.
In December of 2017, consistent with ETE’s compensation methodology, all of the restricted units and restricted phantom units granted under the long-term incentive plans of ETE, ETP and Sunoco LP, including to the named executive officers, provided for vesting of 60% at the end of the third year and vesting of the remaining 40% at the end of the fifth year, subject to continued employment of the named executive officers through each specified vesting date. The restricted units and restricted phantom unit awards entitle the grantee of the unit awards to receive, with respect to each partnership common unit subject to such restricted unit or restricted phantom unit award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution to the partnership unitholders. In approving the grant of such unit awards, the applicable compensation committee took into account a number of performance factors as well as the long-term objective of retaining such individuals as key drivers of the partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2017 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the respective partnership as that term is defined under the applicable long-term incentive plan.

As described below in the section titled Affiliate/Subsidiary Equity Awards, for 2017, in discussions between the General Partner, the ETE Compensation Committees and the compensation committees of the general partners of ETP and Sunoco, it was determined that for 2017 the value of Messrs. Long, Mason and Whitehurst’s awards would be comprised of restricted/phantom unit awards under the ETE Plan and the Sunoco LP 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”) in consideration of their roles and responsibilities for all of the partnerships under ETE’s umbrella and, for Messrs. Long and Mason, as members of the Boards of Directors of the general partner of Sunoco. Messrs. Long, Mason and Whitehurst’s total 2017 long-term awards were allocated 80% to the ETE Plan and 20% to the 2012 Incentive Plan. Mr. McCrea’s 2017 long-term incentive award was allocated entirely to the ETE Plan. It is expected that future long-term incentive awards to the named executive officers of ETE will recognize an aggregation of restricted/phantom restricted units under long-term incentive plans of ETE, ETP and/or Sunoco LP, as applicable.
The ETP and SUN Compensation Committees have in the past and may in the future, but are not required to, accelerate the vesting of unvested restricted unit awards in the event of the termination or retirement of an executive officer. None of the compensation committees accelerated the vesting of restricted unit awards to any ETE named executive officers in 2017.
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
Affiliate and Subsidiary Equity Awards. In addition to their roles as officers of our General Partner during 2017, Messrs. Long, McCrea, Mason and Whitehurst in their roles have certain responsibilities for all of the partnerships under ETE’s umbrella, including with respect to Mr. McCrea as member of the Boards of Directors of the general partners of ETP and with respect to Mr. Long, as Chief Financial Officer of ETP and a member of the Board of Directors of the general partner of Sunoco LP.
The SUN Compensation Committee in December 2017 approved grants of units awards to Messrs. Long, Mason and Whitehurst of 17,097, 19,106 and 13,548 units, respectively under the 2012 Incentive Plan related to Sunoco LP common units. The terms and conditions of the restricted unit/phantom awards to Messrs. Long, Mason and Whitehurst under the 2012 Incentive Plan, as applicable, were the same and provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the awards would be accelerated in the event of their death, disability or upon a change in control.
Unit Ownership Guidelines. In December 2013, the Board of Directors of our General Partner adopted the Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of ETE and ETP with respect to ETE, ETP and Sunoco LP common units representing limited partnership interests, as applicable. The applicable Guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these Guidelines, Mr. McReynolds as ETE’s President and Mr. McCrea as Group Chief Operations Officer and Chief Commercial Officer are expected to own common units having a minimum value of five times their base salaries and Messrs. Long, Mason and Whitehurst are expected to own common units having a minimum value of four times their base salaries. In addition to the named executive officers, the Guidelines also apply to other executives, all of whom are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from two to four times their respective base salaries.
The ETE Compensation Committee believes that the ownership of ETE, ETP and/or Sunoco LP common units, as reflected in these Guidelines, is an important means of tying the financial risks and rewards for its executives to ETE’s total unitholder return, aligning the interests of such executives with those of ETE’s Unitholders, and promoting ETE’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines; however, certain covered executives, based on their tenure as an executive, are required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McReynolds, McCrea and Mason beginning in December 2015, and they were compliant. Compliance for Mr. Long will be required in December 2018, and compliance for Mr. Whitehurst will be required in December 2019.
Covered executives may satisfy the Guidelines through direct ownership of ETE, ETP and/or Sunoco LP common units or indirect ownership by certain immediate family members. Direct or indirect ownership of ETE, ETP and/or Sunoco LP common units shall count on a one-to-one ratio for purposes of satisfying minimum ownership requirements; however, unvested unit awards may not be used to satisfy the minimum ownership requirements.
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
The Board of Directors of ETP’s general partner approved and adopted policies substantially identical to the Guidelines described above.
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
Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. In addition, ETE Plan, Second Amended and Restated Energy Transfers Partners, L.P. 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”), the Energy Transfer Partners, L.P. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”), and the Energy Transfer Partners, L.L.C. Long Term Incentive Plan, as amended and restated (the “ETP Plan”) provide the ETP Compensation Committee with the discretion, unless otherwise specified in the applicable award agreement, to provide for immediate vesting of all unvested restricted unit awards in the event of a (i) change of control, as defined in the plan; (ii) death or (iii) disability, as defined in the applicable plan. In the case of the December 2014 and 2015 long-term incentive awards to the named executive officers under ETP’s 2008 Incentive Plan, the ETP Plan or the Sunoco LP 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”), the awards would immediately and fully vest all unvested restricted unit awards in the event of a change of control, as defined in the applicable plan. Please refer to “Compensation Tables - Potential Payments Upon a Termination or Change of Control” for additional information.
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
Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the ETP NQDC Plan) of ETP, all ETP NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the ETP NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement. None of our named executive officers currently participate in this plan.
Risk Assessment Related to our Compensation Structure.  We believe that the compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to us. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. Our subsidiaries generally determine whether, and to what extent, their respective named executive officers receive a cash bonus based on achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. We and our subsidiaries use restricted units and phantom units rather than unit options for equity awards because restricted units and phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that the interests of employees align with those of our unitholders and our subsidiaries’ unitholders for our long-term performance.
Tax and Accounting Implications of Equity-Based Compensation Arrangements
Deductibility of Executive Compensation
We are a limited partnership and not a corporation for United States federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officers is not subject to the deduction limitations under Section 162(m) of the Internal Revenue Code and therefore is generally fully deductible for United States federal income tax purposes.
Accounting for Unit-Based Compensation
For unit-based compensation arrangements we record compensation expense over the vesting period of the awards, as discussed further in Note 9 to our consolidated financial statements.
Compensation Committee Interlocks and Insider Participation
Mr. Turner and Mr. Richard D. Brannon are the only members of the Compensation Committee. During 2017, no member of the Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Turner nor Mr. Richard D. Brannon is a former employee of ours or any of our subsidiaries.

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
Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
ETE Officers:
John W. McReynolds	2017	$587,928	$764,306	$—	$—	$—	$—	$15,179	$1,367,413
President	2016	577,280	712,922	—	—	—	—	10,768	1,300,970
	2015	560,154	700,893	—	—	—	—	11,103	1,272,150
Thomas E. Long	2017	480,846	625,100	2,519,954	—	—	—	18,320	3,644,220
Group Chief Financial Officer	2016	454,154	560,865	2,007,697	—	—	—	14,679	3,037,395
	2015	399,207	480,296	1,447,063	—	—	—	14,282	2,340,848
Marshall S. (Mackie) McCrea, III	2017	1,027,846	1,644,554	9,033,341	—	—	—	16,834	11,722,575
Group Chief Operating Officer and Chief Commercial Officer	2016	1,009,231	1,533,990	8,059,413	—	—	—	14,818	10,617,452
	2015	840,385	1,294,192	6,646,354	—	—	—	14,282	8,795,213
Thomas P. Mason	2017	582,275	756,958	2,816,048				18,618	4,173,899
Executive Vice President and General Counsel	2016	571,729	706,067	2,524,064				14,818	3,816,678
	2015	557,615	6,300,000	2,253,927	—	—	—	14,282	9,125,824
Brad Whitehurst	2017	513,733	667,852	1,996,921				14,275	3,192,781
Executive Vice President and Head of Tax	2016	503,354	597,717	1,777,758				14,816	2,893,645
	2015	485,962	584,673	1,587,514	—	—	—	37,947	2,696,096

(1)
The discretionary cash bonus amounts earned named executive officers for 2017 reflect cash bonuses approved by the ETE and ETP Compensation Committees in February 2018 that are expected to be paid on or before March 15, 2018.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards.

(3)
The amounts reflected for 2017 in this column include (i) matching contributions to the ETP 401(k) Plan made on behalf of the named executive officers of $9,024 for Mr. McReynolds and $13,500 for each Messrs. Long, McCrea, Mason and Whitehurst, respectively, and (ii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2017, distribution payments in connection with distribution equivalent rights totaled $423,809 for Mr. Long, $1,928,181 for Mr. McCrea, $680,261 for Mr. Mason and $526,388 for Mr. Whitehurst.
Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
ETE Unit Awards:
Thomas E. Long	12/20/2017	121,074	—	$—	$2,035,254
Marshal S. (Mackie) McCrea, III	12/20/2017	537,379	—	—	9,033,341
Thomas P. Mason	12/20/2017	135,300	—	—	2,274,393
Bradford D. Whitehurst	12/20/2017	95,945	—	—	1,612,835
Sunoco LP Unit Awards:
Thomas E. Long	12/21/2017	17,097	—	—	484,700
Thomas P. Mason	12/21/2017	19,106	—	—	541,655
Bradford D. Whitehurst	12/21/2017	13,548	—	—	384,086

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements.
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

Outstanding Equity Awards at 2017 Fiscal Year-End Table

Name	Grant Date (2)	Unit Awards (1)
		Number of Units That Have Not Vested (#)	Market or Payout Value of Units That Have Not Vested ($) (3)
ETE Unit Awards:
Thomas E. Long	12/20/2017	121,074	2,089,737
Marshal S. (Mackie) McCrea, III	12/20/2017	537,379	9,275,162
Thomas P. Mason	12/20/2017	135,300	2,335,278
Bradford D. Whitehurst	12/20/2017	95,945	1,656,011
ETP Unit Awards:
Thomas E. Long	12/29/2016	59,053	1,058,229
	12/9/2015	27,788	497,952
	12/4/2015	11,208	200,847
	12/16/2014	8,192	146,792
	12/5/2013	6,516	116,767

Marshal S. (Mackie) McCrea, III	12/29/2016	336,386	6,028,028
	12/9/2015	185,261	3,319,868
	12/4/2015	93,390	1,673,549
	12/16/2014	37,590	673,613
	12/5/2014	16,454	294,863
	12/30/2013	41,625	745,920
	12/3/2013	21,840	391,373
Thomas P. Mason	12/29/2016	79,384	1,422,552
	12/9/2015	43,733	783,686
	12/4/2015	22,046	395,064
	12/16/2014	12,963	232,297
	12/5/2014	6,047	108,362
	12/30/2013	24,554	440,004
Bradford D. Whitehurst	12/29/2016	55,913	1,001,952
	12/9/2015	30,803	551,981
	12/4/2015	15,528	278,262
	12/16/2014	11,138	199,584
	12/5/2014	5,224	93,614
	8/1/2014	26,995	483,751
	12/30/2013	16,922	303,239
Sunoco LP Unit Awards:
Thomas E. Long	12/21/2017	17,097	485,555
	12/29/2016	22,210	630,764
	12/16/2015	14,125	401,150
Thomas P. Mason	12/21/2017	19,106	542,610
	12/29/2016	23,300	661,720
	12/16/2015	18,523	526,053
Bradford D. Whitehurst	12/21/2017	13,548	384,763
	12/29/2016	16,410	466,044
	12/16/2015	13,046	370,506

(1)
In connection with the April 28, 2017 merger between ETP and Sunoco Logistics, each outstanding unvested ETP restricted unit converted into 1.5 units of Sunoco Logistics, maintaining the same terms as the original ETP award. In connection with the merger, Sunoco Logistics changed its name to Energy Transfer Partners, L.P. Certain of these outstanding awards represent ETP awards that converted into Sunoco Logistics awards in connection with the merger.

(2)
ETE phantom unit awards outstanding vest at a rate of 60% in December 2020 and 40% in December 2022 for awards granted in December 2017. Such awards may be settled at the election of the ETE Compensation Committee in (i) common units of

ETE (subject to the approval of the ETE Plan prior to the first vesting date by a majority of ETE’s unitholders pursuant to the rules of the New York Stock Exchange); (ii) cash equal to the Fair Market Value (as such term is defined in the ETE Plan) of the ETE common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property (including, without limitation, delivery of common units of ETP purchased by ETE in the open market) in an amount equal to the Fair Market Value of ETE common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the ETE Compensation Committee in its discretion.
ETP and Sunoco LP common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	100% in December 2019 for the remaining outstanding portion of awards granted in December 2014; and

•	100% in December 2018 for the remaining outstanding portion of all other awards.

(3)	Market value was computed as the number of unvested awards as of December 31, 2017 multiplied by the closing price of respective common units of ETE, ETP and Sunoco LP.
Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ETP Unit Awards:
Thomas E. Long	18,471	301,576
Marshall S. (Mackie) McCrea, III	107,732	1,758,957
Thomas P. Mason	46,513	759,418
Bradford D. Whitehurst	24,540	400,665

(1)
Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of common units for ETP upon the vesting date.

We have not issued option awards.
Nonqualified Deferred Compensation
A description of the key provisions of the Partnership’s non-qualified deferred compensation plan can be found in the compensation discussion and analysis above. None of the named executive officers participated in the plan in 2017.
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
In addition, as explained in Equity Awards section of our Compensation Discussion and Analysis above, the restricted unit awards under the equity incentive plans of ETE and its affiliated partnerships, generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. All awards granted in 2015, 2016 and 2017 under the ETE Plan, the 2008 Incentive Plan, the 2011 Incentive Plan, the ETP Plan and the 2012 Incentive Plan would be accelerated in the event of a change in control of the Partnership.
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
In addition, the ETE Compensation Committee, the ETP Compensation Committees and the compensation committee of the general partner of Sunoco LP, have approved a retirement provision, which provides that employees, including the named executive officers with at least ten years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The Sunoco Logistics Compensation Committee beginning with awards made in December 2014 have included a provision in the award agreement which provides that employees, including the named executive officers with at least ten years of service with the general partner, who leave the general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409(A).
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
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Mr. McReynolds, our President and the annual total compensation of our employees. We are using Mr. McReynolds for purposes of the CEO pay ratio as ETE does not have an elected Chief Executive Officer and Mr. McReynolds serves as ETE’s principal executive officer. Mr. Kelcy Warren serves as ETE’s Chairman and the Chairman and Chief Executive Officer of ETP. Additionally, for purposes of this disclosure we used the same data used for the ETP CEO pay ratio as the employee base supporting ETP is substantially the same employee base supporting ETE.
For the 2017 calendar year:
The annual total compensation of Mr. McReynolds, as reported in the Summary Compensation Tables of this Item 11was $1,367,413; and

The median total compensation of the employees supporting ETP (other than Mr. Warren) was $115,226.
Based on this information, for 2017 the ration of the annual total compensation of Mr. McReynolds to the median of the annual total compensation of the 8,494 employees supporting ETP, which is substantially the same employee base supporting ETE, as of December 31, 2017 was approximately 12 to 1.
To identify the median of the annual total compensation of the employees supporting ETE and ETP, the following steps were taken:

1.
It was determined that, as of December 31, 2017, the applicable employee populations consisted of 8,494 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2017 that are required to be included in our employee population for the CEO pay ratio evaluation.

2.	To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2017.

3.
We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”

4.
Once we identified our median employee, we combined all elements of the employee’s compensation for 2017 resulting in an annual compensation of $115,226. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $10,800) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $5,846 per employee, includes $3,633 per employee on average matching contribution and $2,213 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).

5.	With respect to Mr. McReynolds, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table under this Item 11.
Director Compensation
Directors of our General Partner, who are employees of the ETP GP or any of their subsidiaries, are not eligible for director compensation. In 2017, the compensation arrangements for outside directors included a $50,000 annual retainer for services on the board. If a director served on the ETE Audit Committee, such director would receive an annual retainer ($10,000 or $15,000 in the case of the chairman) and meeting attendance fees ($1,200). If a director served on the ETE Compensation Committee, such director would receive an annual cash retainer ($5,000 or $7,500 in the case of the chairman) and meeting attendance fees ($1,200).
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

The compensation paid to the non-employee directors of our General Partner in 2017 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Richard D. Brannon
As ETE director	$83,965	$99,991	$—	$183,956
K. Rick Turner
As ETE director	80,700	99,991	—	180,691
As Sunoco LP Director	82,100	100,008	—	182,108
William P. Williams
As ETE director	74,600	99,991	—	174,591
As Sunoco LP Director			—	—

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of ETE common units, ETP common units or Sunoco LP Common Units, accordingly, as of the grant date.

As of December 31, 2017, Mr. Brannon had 7,716 unvested ETE restricted units outstanding, Mr. Turner had 20,423 unvested ETE restricted units outstanding and Mr. Williams had 15,739 ETE restricted units outstanding.
For 2018, the Board of our General Partner has approved modifications to the compensation of non-employee directors of our General Partner. The directors will receive an annual retainer fee of $100,000 in cash up from $50,000 in 2017. In addition, the Chairman of the Audit Committee will receive an annual fee of $25,000 up from $15,000 in 2017 and the members of the Audit Committee will receive an annual fee of $15,000 up from $10,000. The Chairman of our Compensation Committee will receive an annual fee of $15,000 up from 7,500 in 2017 and the members of our Compensation Committee will receive an annual fee of $7,500 up from $5,000 in 2017. The fees for membership on the Conflicts Committee will continue to be determined on a per instance basis for each Conflicts Committee assignment.
Additionally for 2018, the value of equity awards issued to the non-employee directors will remain equal to an aggregate of $100,000 to be divided by the closing price of our Common Units on the date of grant. Equity awards will also continue to vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
The proposed compensation changes for the non-employee directors for 2018 were developed in consultation with Mr. Warren after considering the results of a review of directors’ compensation by Longnecker during 2017.
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

The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders:
Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan	1,198,239	—	10,752,488
Total	1,198,239	$—	10,752,488
Energy Transfer Equity, L.P. Units
The following table sets forth certain information as of February 16, 2018, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class
Kelcy L. Warren (3)	187,739,220	17.4%
Ray C. Davis (4)	70,058,606	6.5%
John W. McReynolds (5)	25,085,888	2.3%
Thomas E. Long	—	*
Marshall S. (Mackie) McCrea, III	1,177,570	*
Thomas P. Mason	583,000	*
Brad Whitehurst (6)	9,145	*
Richard D. Brannon	38,400	*
Matthew S. Ramsey	52,317	*
K. Rick Turner (7)	452,072	*
William P. Williams (8)	5,392,728	*
All Directors and Executive Officers as a group (11 persons)	290,588,946	26.9%

*	Less than 1%

(1)	The address for Mr. Davis is 5950 Sherry Lane, Dallas, Texas 75225. The address for all other listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.

(2)
Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 1,079,145,561 Common Units outstanding in the aggregate as of February 16, 2018. The number of Common Units shown does not include Common Units that may result from the conversion of ETE Series A Convertible Preferred Units, since such conversion is not expected to occur within sixty days of the date of this annual report.

(3)
Includes 79,102,200 Common Units held by Kelcy Warren Partners, L.P. and 8,244,900 Common Units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 73,853,812 Common Units held by Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 5,012 Common Units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 Common Units held by LE GP, LLC. Mr. Warren may be deemed to own Common Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. The voting and disposition of these Common Units is directly controlled by the board of directors of LE GP, LLC. Mr. Warren disclaims beneficial ownership of Common Units owned by LE GP, LLC other than to the extent of his interest in such entity. Also includes 84,000 Common Units held by Mr. Warren’s spouse.

(4)
Includes 41,692 Common Units held by Avatar Holdings LLC, 1,092,436 Common Units held by Avatar BW, Ltd., 22,742,680 Common Units held by Avatar ETC Stock Holdings LLC, 2,868,948 Common Units held by Avatar Investments LP, 97,668 Common Units held by Avatar Stock Holdings, LP and 817,216 Common Units held by RCD Stock Holdings, LLC, all of which entities are owned or controlled by Mr. Davis. Also includes 12,892,020 Common Units held by a remainder trust for Mr. Davis’ spouse and 7,689,900 Common Units held by two trusts for the benefit of Mr. Davis’ grandchildren, for which Mr. Davis serves as trustee. Mr. Davis shares voting and dispositive power with his wife with respect to Common Units held directly. Also includes 264,806 Common Units attributable to ET Company Ltd. Mr. Davis is a former executive officer of ETP and former director of our General Partner.

(5)
Includes 14,490,408 Common Units held by McReynolds Energy Partners L.P. and 10,086,280 Common Units held by McReynolds Equity Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of Common Units owned by such limited partnerships other than to the extent of his interest in such entities.

(6)	Includes 4,430 Common Units held in a family trust. Mr. Whitehurst disclaims beneficial ownership of the Common Units held by such trust, except to the extent of his interest in such trust.

(7)
Includes (i) 89,084 Common Units held in a partnership controlled by the Stephens Group, Mr. Turner’s former employer; (ii) 8,000 Common Units held by the Turner Family Partnership; and (iii) 157,790 Common Units held by the Turner Liquidating Trust. The voting and disposition of the Common Units held by the Stephens Group partnership is controlled by the board of directors of the Stephens Group. With respect to the Common Units held by the Turner Family Partnership, Mr. Turner exercises voting and dispositive power as the general partner of the partnership; however, he disclaims beneficial ownership of these Common Units, except to the extent of his interest in the partnership. With respect to the Common Units held by the Turner Liquidating Trust, Mr. Turner exercises one-third of the shared voting and dispositive power with the administrator of the liquidating trust and Mr. Turner’s ex-wife, who beneficially owns an additional 157,790 Common Units. Mr. Turner disclaims beneficial ownership of the Common Units owned by his ex-wife.

(8)
Includes 2,338,484 Common Units held by the William P and Jane C Family Partnership Ltd. and 3,032,028 Common Units held by the Bar W Barking Cat LTD Partnership. Mr. Williams disclaims beneficial ownership of Common Units owned by such entities, except to the extent of his interest in such entities.

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
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
At December 31, 2017, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 27.5 million ETP common units, approximately 2.3 million Sunoco LP common units and 12 million Sunoco LP Series A Preferred Units held by us or our wholly-owned subsidiaries. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
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
For a discussion of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”
As a policy matter, our Conflicts Committee generally reviews any proposed related party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership’s board of directors makes the determinations as to whether there exists a related party transaction in the normal course of reviewing transactions for approval as the Partnership’s board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors’ approval is sought by the Partnership’s management. In addition, the Partnership’s board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership’s board makes those determinations in light of its contractually-limited fiduciary duties to the Unitholders. The partnership agreement of ETE provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to ETE, approved by all the partners of ETE and not a breach by the General Partner or its Board of Directors of any duties they may owe ETE or the Unitholders (see “Risks Related to Conflicts of Interest” in “Item 1A. Risk Factors” in this annual report).
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
ETP previously had an operating lease agreement with the former owners of ETG, including Mr. Warren and Mr. Davis. ETP paid these former owners $5 million in annual operating lease payments during the term of the lease and made a one-time payment of $8.8 million in August 2017 and we retained the equipment when the lease expired at that time. With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2017	2016
Audit fees (1)	$11.5	$9.9
Audit-related fees (2)	—	0.6
Tax fees (3)	—	0.1
Total	$11.5	$10.6

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

(2)
Includes fees in 2016 for financial statement audits and interim reviews of subsidiary entities in connection with contribution and sale transactions. Includes fees in 2016 in connection with the service organization control report on Panhandle’s centralized data center.

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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2017 and 2016 were pre-approved by the Audit Committee in accordance with this policy.

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
The Parent Company’s interest in ETP GP also constitutes substantial portions of the collateral for the Parent Company’s outstanding senior notes. Accordingly, the financial statements of ETP GP would be required under Rule 3-16 to be included in the Parent Company’s Annual Report on Form 10-K. ETP GP does not have substantive operations of its own; rather, ETP GP only owns the general partner interest in ETP.
As further discussed in Note 6 to the consolidated financial statements, as referenced in (a) above, the financial statements of ETP GP would substantially duplicate information that is available in the financial statements of ETP. Therefore, the financial statements of ETP GP have been excluded from this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
2.1
Redemption and Transfer Agreement, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. dated November 19, 2013 (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-32740, filed November 21, 2013)

2.2
Exchange and Repurchase Agreement, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC, dated December 23, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed December 23, 2014)

2.3
Agreement and Plan of Merger, dated as of September 28, 2015, among Energy Transfer Corp LP, ETE Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, ETE GP, LLC and The Williams Companies, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K/A, File No. 1-32740, filed October 2, 2015)

2.4
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners, GP, L.P., Regency Energy Partners LP, Regency GP LP and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K, File No. 1-11727, filed January 26, 2015)

2.5
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 18, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Rendezvous I LLC, Rendezvous II LLC, Regency Energy Partners LP, Regency GP LP, ETE GP Acquirer LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 1-11727, filed February 19, 2015)

2.6
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.1 of Form 8-K File No. 1-11727, filed November 21, 2016

2.7
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K File No. 1-11727, filed December 21, 2016

2.8
Contribution Agreement, dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed January 16, 2018).

2.9
Purchase Agreement, dated as of January 15, 2018, by and among USA Compression Holdings, LLC, Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C. and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed January 16, 2018).

3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-128097, filed September 2, 2005)
3.2
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed February 14, 2006)

3.3
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K, File No. 1-32740, filed November 29, 2006)

3.4
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K, File No. 1-32740, filed November 13, 2007)

3.5
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed June 2, 2010)

3.6
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)

3.7
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed March 9, 2016)

Exhibit Number	Description
4.1
Indenture, dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 1-32740, filed September 20, 2010)

4.2
First Supplemental Indenture, dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.15 of Form 8-K, File No. 1-32740, filed September 20, 2010)

4.3
Second Supplemental Indenture, dated December 20, 2011 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of Form S-3, File No. 1-32740, filed November 14, 2013)

4.4
Second Supplemental Indenture, dated February 16, 2012 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, File No. 1-32740, filed February 17, 2012)

4.5
Fourth Supplemental Indenture, dated December 2, 2013 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-32740, filed December 2, 2013)

4.6
Fifth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-32740, filed May 28, 2014)

4.7
Sixth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of Form 8-K, File No. 1-32740, filed May 28, 2014)

4.8
Seventh Supplemental Indenture, dated May 22, 2015 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-32740, filed May 22, 2015)

4.9
Eighth Supplemental Indenture dated October 18, 2017 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-32740, filed October 18th, 2017)

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
10.6
Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein (incorporated by reference to Exhibit 99.1 of Form 8-K, File No. 1-32740, filed March 5, 2007)

10.7
Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P. (incorporated by reference to Exhibit 10.45 of Form 8-K, File No. 1-32740, filed May 7, 2007)

10.8
Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed May 1, 2012)

10.9
Shared Services Agreement dated as of August 26, 2005, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.30 of Form S-1/A (333-128097) filed December 20, 2005).

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
10.13
Credit Agreement, dated as of March 24, 2017 among Energy Transfer Equity, L.P., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed March 30, 2017)

10.14
Second Amended and Restated Pledge and Security Agreement, dated December 2, 2013 among Energy Transfer Equity, L.P., the other grantors named therein and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of Form 8-K, File No. 1-32740, filed December 2, 2013)

10.15+	Retention Agreement, by and among Energy Transfer Equity, L.P. and Thomas P. Mason, dated February 24, 2016.
10.16
Senior Secured Term Loan Agreement, dated February 2, 2017 among Energy Transfer Equity, L.P., Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed February 3, 2017.)

10.1*+	Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan
12.1*	Computation of Ratio of Earnings to Fixed Charges
18.1*	Preferability Letter from Grant Thornton LLP
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP related to Energy Transfer Equity, L.P.
23.2*	Consent of Grant Thornton LLP related to Energy Transfer Partners, L.P.
31.1*	Certification of President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of President (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Statement of Policies Relating to Potential Conflicts among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and Regency Energy Partners LP dated as of April 26, 2011 (incorporated by reference to Exhibit 99.1 of Form 10-Q, file No. 1-32740, filed August 8, 2011)

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) our Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) our Consolidated Statements of Comprehensive Income for years ended December 31, 2017, 2016 and 2013; (iv) our Consolidated Statement of Equity for the years ended December 31, 2017, 2016 and 2015; and (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC,
its general partner

Date:	February 23, 2018	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. McReynolds	Director and President	February 23, 2018
John W. McReynolds	(Principal Executive Officer)

/s/ Thomas E. Long	Group Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Thomas E. Long

/s/ Kelcy L. Warren	Director and Chairman of the Board	February 23, 2018
Kelcy L. Warren

/s/ Richard D. Brannon	Director	February 23, 2018
Richard D. Brannon

/s/ Marshall S. McCrea, III	Director	February 23, 2018
Marshall S. McCrea, III

/s/ Matthew S. Ramsey	Director	February 23, 2018
Matthew S. Ramsey

/s/ K. Rick Turner	Director	February 23, 2018
K. Rick Turner

/s/ William P. Williams	Director	February 23, 2018
William P. Williams

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Equity, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer Equity, L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer Equity, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for certain inventories.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.

Dallas, Texas
February 23, 2018

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$336	$467
Accounts receivable, net	4,504	3,557
Accounts receivable from related companies	53	47
Inventories	2,022	2,055
Income taxes receivable	136	128
Derivative assets	24	21
Other current assets	295	447
Current assets held for sale	3,313	177
Total current assets	10,683	6,899

Property, plant and equipment	71,177	61,562
Accumulated depreciation and depletion	(10,089)	(7,984)
	61,088	53,578

Advances to and investments in unconsolidated affiliates	2,705	3,040
Other non-current assets, net	886	815
Intangible assets, net	6,116	5,512
Goodwill	4,768	5,670
Non-current assets held for sale	—	3,411
Total assets	$86,246	$78,925
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016*
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,685	$3,502
Accounts payable to related companies	31	42
Derivative liabilities	111	172
Accrued and other current liabilities	2,582	2,367
Current maturities of long-term debt	413	1,194
Current liabilities held for sale	75	—
Total current liabilities	7,897	7,277

Long-term debt, less current maturities	43,671	42,608
Long-term notes payable - related company	—	250
Deferred income taxes	3,315	5,112
Non-current derivative liabilities	145	76
Other non-current liabilities	1,217	1,075
Liabilities associated with assets held for sale	—	48

Commitments and contingencies
Preferred units of subsidiary (Note 7)	—	33
Redeemable noncontrolling interests	21	15

Equity:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders (1,079,145,561 and 1,046,947,157 units authorized, issued and outstanding as of December 31, 2017 and 2016, respectively)	(1,643)	(1,871)
Series A Convertible Preferred Units (329,295,770 units authorized, issued and outstanding as of December 31, 2017 and 2016)	450	180
Accumulated other comprehensive loss	—	—
Total partners’ deficit	(1,196)	(1,694)
Noncontrolling interest	31,176	24,125
Total equity	29,980	22,431
Total liabilities and equity	$86,246	$78,925
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2017	2016*	2015*
REVENUES:
Natural gas sales	$4,172	$3,619	$3,671
NGL sales	6,972	4,841	3,935
Crude sales	10,184	6,766	8,378
Gathering, transportation and other fees	4,435	4,172	4,200
Refined product sales	11,975	10,097	11,321
Other	2,785	2,297	4,591
Total revenues	40,523	31,792	36,096
COSTS AND EXPENSES:
Cost of products sold	30,966	23,693	28,668
Operating expenses	2,644	2,307	2,303
Depreciation, depletion and amortization	2,554	2,216	1,951
Selling, general and administrative	607	693	548
Impairment losses	1,039	1,040	339
Total costs and expenses	37,810	29,949	33,809
OPERATING INCOME	2,713	1,843	2,287
OTHER INCOME (EXPENSE):
Interest expense, net	(1,922)	(1,804)	(1,622)
Equity in earnings from unconsolidated affiliates	144	270	276
Impairment of investments in unconsolidated affiliates	(313)	(308)	—
Gains on acquisitions	—	83	—
Losses on extinguishments of debt	(89)	—	(43)
Losses on interest rate derivatives	(37)	(12)	(18)
Other, net	214	132	20
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	710	204	900
Income tax benefit from continuing operations	(1,833)	(258)	(123)
INCOME FROM CONTINUING OPERATIONS	2,543	462	1,023
Income (loss) from discontinued operations, net of income taxes	(177)	(462)	38
NET INCOME	2,366	—	1,061
Less: Net income (loss) attributable to noncontrolling interest	1,412	(995)	(128)
NET INCOME ATTRIBUTABLE TO PARTNERS	954	995	1,189
General Partner’s interest in net income	2	3	3
Convertible Unitholders’ interest in net income	37	9	—
Class D Unitholder’s interest in net income	—	—	3
Limited Partners’ interest in net income	$915	$983	$1,183
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.86	$0.95	$1.11
Diluted	$0.84	$0.93	$1.11
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.85	$0.94	$1.11
Diluted	$0.83	$0.92	$1.11
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2017	2016*	2015*
Net income	$2,366	$—	$1,061
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	6	2	(3)
Actuarial gain (loss) relating to pension and other postretirement benefits	(12)	(1)	65
Foreign currency translation adjustment	—	(1)	(1)
Change in other comprehensive income (loss) from unconsolidated affiliates	1	4	(1)
	(5)	4	60
Comprehensive income	2,361	4	1,121
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,407	(991)	(68)
Comprehensive income attributable to partners	$954	$995	$1,189
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	General Partner	Common Unitholders	Class D Units	Series A Convertible Preferred Units	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2014*	(1)	648	22	—	(5)	21,637	22,301
Distributions to partners	(3)	(1,084)	(3)	—	—	—	(1,090)
Distributions to noncontrolling interest	—	—	—	—	—	(2,335)	(2,335)
Subsidiary units issued	(1)	(524)	(1)	—	—	4,415	3,889
Conversion of Class D Units to ETE Common Units	—	7	(7)	—	—	—	—
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	8	—	—	62	70
Capital contributions received from noncontrolling interest	—	—	—	—	—	875	875
Units repurchased under buyback program	—	(1,064)	—	—	—	—	(1,064)
Acquisition and disposition of noncontrolling interest	—	—	—	—	—	(65)	(65)
Other comprehensive income, net of tax	—	—	—	—	5	55	60
Other, net	—	(118)	—	—	—	(31)	(149)
Net income (loss)	3	1,183	3	—	—	(128)	1,061
Balance, December 31, 2015*	(2)	(952)	22	—	—	24,485	23,553
Distributions to partners	(3)	(1,019)	—	—	—	—	(1,022)
Distributions to noncontrolling interest	—	—	—	—	—	(2,795)	(2,795)
Distributions reinvested	—	(173)	—	173	—	—	—
Subsidiary units issued for cash	—	—	—	—	—	2,559	2,559
Subsidiary units issued for acquisition	—	—	—	—	—	307	307
Issuance of common units	—	39		(2)	—	—	37
Non-cash compensation expense, net of units tendered by employees for tax withholdings	—	—	(22)	—	—	74	52
Capital contributions received from noncontrolling interest	—	—	—	—	—	236	236
Acquisition and disposition of noncontrolling interest	—	(779)	—	—	—	—	(779)
PennTex Acquisition	—	—	—	—	—	236	236
Other comprehensive income, net of tax	—	—	—	—	—	4	4
Other, net	(1)	30	—	—	—	14	43
Net income (loss)	3	983	—	9	—	(995)	—
Balance, December 31, 2016*	$(3)	$(1,871)	$—	$180	$—	$24,125	$22,431
Distributions to partners	(2)	(1,008)	—	—	—	—	(1,010)
Distributions to noncontrolling interest	—	—	—	—	—	(2,999)	(2,999)
Distributions reinvested	—	(234)	—	234	—	—	—
Units issuance	—	568	—	—	—	—	568
Subsidiary units issued for cash	—	(55)	—	(1)	—	3,291	3,235
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	—	—	—	—	—	86	86
Capital contributions received from noncontrolling interest	—	—	—	—	—	2,202	2,202
Other, net	—	—	—	—	—	(92)	(92)

The accompanying notes are an integral part of these consolidated financial statements.

PennTex unit acquisition	—	(2)	—	—	—	(278)	(280)
Sale of Bakken Pipeline interest	—	42	—	—	—	1,958	2,000
Sale of Rover Pipeline interest	—	2	—	—	—	1,476	1,478
Other comprehensive loss, net of tax	—	—	—	—	—	(5)	(5)
Net income	2	915	—	37	—	1,412	2,366
Balance, December 31, 2017	$(3)	$(1,643)	$—	$450	$—	$31,176	$29,980
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2017	2016*	2015*
OPERATING ACTIVITIES:
Net income	$2,366	$—	$1,061
Reconciliation of net income to net cash provided by operating activities:
Loss (income) from discontinued operations	177	462	(38)
Depreciation, depletion and amortization	2,554	2,216	1,951
Deferred income taxes	(1,871)	(177)	239
Amortization included in interest expense	24	3	(21)
Unit-based compensation expense	99	70	91
Impairment losses	1,039	1,040	339
Gains on acquisitions	—	(83)	—
Losses on extinguishments of debt	89	—	43
Impairment of investments in unconsolidated affiliates	313	308	—
Losses on disposal of assets	—	—	(6)
Equity in earnings of unconsolidated affiliates	(144)	(270)	(276)
Distributions from unconsolidated affiliates	297	268	409
Inventory valuation adjustments	(24)	(97)	67
Other non-cash	(298)	(239)	(8)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(192)	(179)	(872)
Net cash provided by operating activities	4,429	3,322	2,979
INVESTING ACTIVITIES:
Proceeds from sale of Bakken Pipeline interest	2,000	—	—
Proceeds from sale of Rover Pipeline interest	1,478	—	—
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—	—
Proceeds from sale of noncontrolling interest	—	—	64
Cash paid for acquisitions, net of cash received	(303)	(1,398)	(777)
Cash paid for acquisition of a noncontrolling interest	—	—	(129)
Capital expenditures, excluding allowance for equity funds used during construction	(8,444)	(7,771)	(9,073)
Contributions in aid of construction costs	31	71	80
Contributions to unconsolidated affiliates	(268)	(68)	(45)
Distributions from unconsolidated affiliates in excess of cumulative earnings	135	135	128
Proceeds from the sale of other assets	48	35	14
Change in restricted cash	—	14	19
Other	(3)	—	(16)
Net cash used in investing activities	(5,606)	(8,982)	(9,735)
FINANCING ACTIVITIES:
Proceeds from borrowings	31,608	25,785	26,455
Repayments of long-term debt	(31,268)	(19,076)	(19,828)
Cash received from affiliate notes	—	5,317	—
Cash paid on affiliate notes	(255)	(5,051)	—
Units issued for cash	568	—	—
Subsidiary units issued for cash	3,235	2,559	3,889
Distributions to partners	(1,010)	(1,022)	(1,090)
Distributions to noncontrolling interests	(2,961)	(2,766)	(2,335)
Redemption of ETP Convertible Preferred Units	(53)	—	—
Debt issuance costs	(131)	(52)	(75)
Capital contributions from noncontrolling interest	1,214	236	841
Units repurchased under buyback program	—	—	(1,064)
Other, net	6	(3)	(8)
Net cash provided by financing activities	953	5,927	6,785
DISCONTINUED OPERATIONS
Operating activities	136	93	90
Investing activities	(38)	(483)	(360)
The accompanying notes are an integral part of these consolidated financial statements.

Changes in cash included in current assets held for sale	(5)	5	(13)
Net increase (decrease) in cash and cash equivalents of discontinued operations	93	(385)	(283)
Decrease in cash and cash equivalents	(131)	(118)	(254)
Cash and cash equivalents, beginning of period	467	585	839
Cash and cash equivalents, end of period	$336	$467	$585
* As adjusted. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND ORGANIZATION:
Financial Statement Presentation
The consolidated financial statements of Energy Transfer Equity, L.P. (the “Partnership,” “we” or “ETE”) presented herein for the years ended December 31, 2017, 2016, and 2015, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, ETP GP, ETP LLC, Panhandle, Sunoco LP and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
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
At January 25, 2018, subsequent to Sunoco LP’s repurchase of the 12 million Sunoco LP Series A Preferred Units held by ETE, our interests in ETP and Sunoco LP consisted of 100% of the respective general partner interests and IDRs, as well as approximately 27.5 million ETP common units, and approximately 2.3 million Sunoco LP common units. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
As discussed in Note 8, in July 2015, the Partnership completed a two-for-one split of ETE Common Units. All references to unit and per unit amounts in the consolidated financial statements and in these notes to the consolidated financial statements have been adjusted to reflect the effects of the unit split for all periods presented.
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction (the “Sunoco Logistics Merger”). Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. In connection with the merger, the ETP Class H units were cancelled. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by ETP at the effective time of the merger were cancelled.
In connection with the Sunoco Logistics Merger, Energy Transfer Partners, L.P. changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P. For purposes of maintaining clarity, the following references are used herein:

•	References to “ETLP” refer to the entity named Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The historical common units for ETP presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.
For prior periods herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliates. These reclassifications had no impact on net income or total equity. Additionally, for prior periods herein, certain balances have been reclassified to assets and liabilities held for sale and certain revenues and expenses to discontinued operations. These reclassifications had no impact on net income or total equity.
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
ETP is a publicly traded partnership whose operations comprise the following:

•
the gathering and processing, compression, treating and transportation of natural gas, focusing on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring and Avalon shales;

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

•
controlling interest in Sunoco Logistics Partners Operations L.P., which owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets, which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.

Sunoco LP is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers, and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites.
Lake Charles LNG operates a LNG import terminal, which has approximately 9.0 Bcf of above ground LNG storage capacity and re-gasification facilities on Louisiana’s Gulf Coast near Lake Charles, Louisiana. Lake Charles LNG is engaged in interstate commerce and is subject to the rules, regulations and accounting requirements of the FERC.

2.	ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:
Change in Accounting Policy
During the fourth quarter of 2017, ETP elected to change its method of inventory costing to weighted-average cost for certain inventory that had previously been accounted for using the last-in, first-out (“LIFO”) method. The inventory impacted by this change included the crude oil, refined product and NGL associated with the legacy Sunoco Logistics business. ETP’s management believes that the weighted-average cost method is preferable to the LIFO method as it more closely aligns the accounting policies across the consolidated entity, given that the legacy ETP inventory has been accounted for using the weighted-average cost method.
As a result of this change in accounting policy, prior periods have been retrospectively adjusted, as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Originally Reported*	Effect of Change	As Adjusted	As Originally Reported*	Effect of Change	As Adjusted
Consolidated Statement of Operations and Comprehensive Income:
Cost of products sold	$23,652	$41	$23,693	$28,636	$32	$28,668
Operating income	1,884	(41)	1,843	2,319	(32)	2,287
Income from continuing operations before income tax benefit	245	(41)	204	932	(32)	900
Net income	41	(41)	—	1,093	(32)	1,061
Net income (loss) attributable to noncontrolling interest	(954)	(41)	(995)	(96)	(32)	(128)
Comprehensive income	45	(41)	4	1,153	(32)	1,121

Consolidated Statements of Cash Flows:
Net income	41	(41)	—	1,093	(32)	1,061
Inventory valuation adjustments	(267)	170	(97)	229	(162)	67
Net change in operating assets and liabilities (change in inventories)	(50)	(129)	(179)	(1,066)	194	(872)

Consolidated Balance Sheets (at period end):
Inventories	2,141	(86)	2,055	1,498	(45)	1,453
Noncontrolling interest	24,211	(86)	24,125	24,530	(45)	24,485
* Amounts reflect certain reclassifications made to conform to the current year presentation and include the impact of discontinued operations as discussed in Note 3.
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
Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership adopted ASU 2014-09 on January 1, 2018. The Partnership applied the cumulative catchup transition method and recognized the cumulative effect of the retrospective application of the standard. The effect of the retrospective application of the standard was not material.
For future periods, ETP expects that the adoption of this standard will result in a change to revenues with offsetting changes to costs associated primarily with the designation of certain of its midstream agreements to be in-substance supply agreements, requiring amounts that had previously been reported as revenue under these agreements to be reclassified to a reduction of cost of sales. Changes to revenues along with offsetting changes to costs will also occur due to changes in the accounting for noncash consideration in multiple of our reportable segments, as well as fuel usage and loss allowances. None of these changes is expected to have a material impact on net income.
We have determined that the timing and/or amount of revenue that we recognize on certain contracts associated with Sunoco LP’s operations will be impacted by the adoption of the new standard. We currently estimate the cumulative catch-up effect to Sunoco LP’s retained earnings as of January 1, 2018 to be approximately $54 million. These adjustments are primarily related to the change in recognition of dealer incentives and rebates.
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The Partnership expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2016-16
On January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance did not amend the optional qualitative assessment of goodwill impairment. The standard requires prospective application and therefore will only impact periods subsequent to the adoption. The Partnership adopted this ASU for its annual goodwill impairment test in the fourth quarter of 2017.
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
Results from ETP’s midstream operations are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through ETP’s pipeline and gathering systems and the level of natural gas and NGL prices. ETP generates midstream revenues and segment margins principally under fee-based or other arrangements in which ETP receives a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through ETP’s systems and is not directly dependent on commodity prices.
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
Investment in Sunoco LP
Revenues from Sunoco LP’s two primary product categories, motor fuel and merchandise, are recognized either at the time fuel is delivered to the customer or at the time of sale. Shipment and delivery of motor fuel generally occurs on the same day. Sunoco LP charges its wholesale customers for third-party transportation costs, which are recorded net in cost of sales. Sunoco LP may sell motor fuel to wholesale customers on a commission agent basis, in which Sunoco LP retains title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. Sunoco LP derives other income from rental income, propane and lubricating oils and other ancillary product and service offerings. Sunoco LP derives other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals and other ancillary product and service offerings. Sunoco LP records revenue on a net commission basis when the product is sold and/or services are rendered. Rental income from operating leases is recognized on a straight line basis over the term of the lease.
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
The net change in operating assets and liabilities (net of effects of acquisitions, dispositions and deconsolidation) included in cash flows from operating activities was comprised as follows:

	Years Ended December 31,
	2017	2016	2015
Accounts receivable	$(948)	$(1,126)	$856
Accounts receivable from related companies	24	42	(5)
Inventories	58	(480)	(212)
Other current assets	38	165	(225)
Other non-current assets, net	84	(148)	247
Accounts payable	712	1,170	(1,070)
Accounts payable to related companies	(178)	(64)	400
Accrued and other current liabilities	(97)	89	(697)
Other non-current liabilities	106	106	(241)
Derivative assets and liabilities, net	9	67	75
Net change in operating assets and liabilities, net of effects of acquisitions	$(192)	$(179)	$(872)
Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended December 31,
	2017	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,060	$848	$910
Net gains (losses) from subsidiary common unit transactions	(56)	16	(526)
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$—	$307	$—
Contribution of assets from noncontrolling interest	988	—	34
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,914	$1,922	$1,800
Cash paid for (refund of) income taxes	50	(229)	72
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

Inventories
As discussed under “Change in Accounting Policy” in Note 2, ETP changed its accounting policy for certain inventory in the fourth quarter of 2017.
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.
Inventories consisted of the following:

	December 31,
	2017	2016
Natural gas, NGLs, and refined products	$1,120	$1,141
Crude oil	551	651
Spare parts and other	351	263
Total inventories	$2,022	$2,055
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
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2017	2016
Deposits paid to vendors	$64	$74
Prepaid expenses and other	231	373
Total other current assets	$295	$447
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
In 2017, ETP recorded a $127 million fixed asset impairment related to Sea Robin primarily due to a reduction in expected future cash flows due to an increase during 2017 in insurance costs related to offshore assets. In 2016, ETP recorded a $133 million fixed asset impairment related to its interstate transportation and storage operations primarily due to expected decreases in future cash flows driven by declines in commodity prices as well as a $10 million impairment to property, plant and equipment in its midstream operations. In 2015, ETP recorded a $110 million fixed asset impairment related to its NGL and refined products transportation and services operations primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for its reporting units during the periods presented.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2017	2016
Land and improvements	$2,222	$1,189
Buildings and improvements (1 to 45 years)	2,786	2,247
Pipelines and equipment (5 to 83 years)	44,673	36,570
Natural gas and NGL storage facilities (5 to 46 years)	1,681	1,451
Bulk storage, equipment and facilities (2 to 83 years)	3,883	3,701
Vehicles (1 to 25 years)	126	217
Right of way (20 to 83 years)	3,432	3,349
Natural resources	434	434
Other (1 to 40 years)	1,029	2,285
Construction work-in-process	10,911	10,119
	71,177	61,562
Less – Accumulated depreciation and depletion	(10,089)	(7,984)
Property, plant and equipment, net	$61,088	$53,578
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Depreciation and depletion expense	$2,204	$1,952	$1,661
Capitalized interest	286	201	164
Advances to and Investments in Affiliates
Certain of our subsidiaries own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2017	2016
Regulatory assets	85	86
Deferred charges	210	217
Restricted funds	192	190
Other	399	322
Total other non-current assets, net	$886	$815
Restricted funds primarily consisted of restricted cash held in our wholly-owned captive insurance companies.

Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.
Components and useful lives of intangible assets were as follows:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$6,979	$(1,277)	$6,050	$(971)
Trade names (20 years)	66	(25)	66	(22)
Patents (10 years)	48	(26)	48	(21)
Other (5 to 20 years)	28	(14)	25	(10)
Total amortizable intangible assets	7,121	(1,342)	6,189	(1,024)
Non-amortizable intangible assets:
Trademarks	295	—	288	—
Other	42	—	59	—
Total intangible assets	$7,458	$(1,342)	$6,536	$(1,024)
Aggregate amortization expense of intangibles assets was as follows:

	Years Ended December 31,
	2017	2016	2015
Reported in depreciation, depletion and amortization	$344	$264	$290
Estimated aggregate amortization expense of intangible assets for the next five years was as follows:

Years Ending December 31:
2018	$341
2019	338
2020	336
2021	319
2022	287
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

Sunoco LP performed impairment tests on their indefinite-lived intangible assets during the fourth quarter of 2017 and recognized $13 million and $4 million impairment charge on their contractual rights and liquor licenses, included in Other in the table above, primarily due to decreases in projected future revenues and cash flows from the date the intangible asset was originally recorded.
In 2015, ETP recorded $24 million of intangible asset impairments related to its NGL and retail products transportation and services operations primarily due to an expected decrease in future cash flows.

Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.
Changes in the carrying amount of goodwill were as follows:

	Investment in ETP	Investment in Sunoco LP	Investment in Lake Charles LNG	Corporate, Other and Eliminations	Total
Balance, December 31, 2015	$5,428	$1,694	$184	$(1,250)	$6,056
Goodwill acquired	428	81	—	—	509
Sunoco LP Exchange	(1,289)	—	—	1,289	—
Goodwill impairment	(670)	(227)	—	—	(897)
Other	—	2	—	—	2
Balance, December 31, 2016	3,897	1,550	184	39	5,670
Goodwill acquired	12	—	—	—	12
Goodwill impairment	(793)	(102)	—	—	(895)
Other	(1)	(18)	—	—	(19)
Balance, December 31, 2017	$3,115	$1,430	$184	$39	$4,768
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the fourth quarter of 2017, ETP recognized goodwill impairments of $262 million in its interstate transportation and storage operations, $79 million in its NGL and refined products transportation and services operations and $452 million in its all other operations primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded. Sunoco LP recognized goodwill impairments of $387 million, of which $102 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
During the fourth quarter of 2016, ETP recognized goodwill impairments of $638 million in its interstate transportation and storage operations and $32 million in its midstream operations primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. Sunoco LP recognized goodwill impairments of $641 million, of which $227 million was allocated to continuing operations, primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
During the fourth quarter of 2015, ETP recognized goodwill impairments of $99 million in its interstate transportation and storage operations and $106 million in its NGL and refined products transportation and services operations primarily due to market declines in current and expected future commodity prices in the fourth quarter of 2015.
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
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2017 and 2016, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. We believe we may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
As of December 31, 2017 and 2016, other non-current liabilities in ETP’s consolidated balance sheets included AROs of $165 million and $170 million, respectively.
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
Long-lived assets related to AROs aggregated to $2 million and $14 million, and were reflected as property, plant and equipment on our consolidated balance sheets as of December 31, 2017 and 2016, respectively. In addition, the Partnership had $21 million and $13 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2017 and 2016, respectively.
All amounts recorded in our consolidated balance sheets as of December 31, 2017 and 2016 are attributable to the obligations of ETP.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2017	2016
Interest payable	$552	$545
Customer advances and deposits	59	72
Accrued capital expenditures	1,006	769
Accrued wages and benefits	280	254
Taxes payable other than income taxes	108	201
Income taxes payable	180	—
Exchanges payable	154	208
Other	243	318
Total accrued and other current liabilities	$2,582	$2,367

Deposits or advances are received from customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit.
Redeemable Noncontrolling Interests
The noncontrolling interest holders in one of ETP’s consolidated subsidiaries have the option to sell their interests to ETP.  In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on our consolidated balance sheet.
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of December 31, 2017 was $45.62 billion and $44.08 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $45.05 billion and $43.80 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the ETP Convertible Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2017 and 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017 and 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at
		December 31, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Swaps	8	—	8
Power — Forwards	23	—	23
Natural Gas Liquids — Forwards/Swaps	193	193	—
Refined Products – Futures	1	1	—
Crude – Futures	2	2	—
Total commodity derivatives	321	277	44
Other non-current assets	21	14	7
Total assets	$342	$291	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Swaps	(2)	—	(2)
Power — Forwards	(22)	—	(22)
Natural Gas Liquids — Forwards/Swaps	(192)	(192)
Refined Products – Futures	(28)	(28)	—
Crude — Futures	(1)	(1)	—
Total commodity derivatives	(341)	(303)	(38)
Total liabilities	$(560)	$(303)	$(257)

		Fair Value Measurements at
		December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Contracts	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options — Calls	1	1	—	—
Natural Gas Liquids — Forwards/Swaps	233	233	—	—
Refined Products – Futures	2	2	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	363	356	7	—
Other non-current assets	13	8	5	—
Total assets	$376	$364	$12	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Convertible Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)		(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids — Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(23)	(23)	—	—
Crude — Futures	(13)	(13)	—	—
Total commodity derivatives	(478)	(470)	(8)	—
Total liabilities	$(672)	$(470)	$(201)	$(1)
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
We record the collection of taxes to be remitted to governmental authorities on a net basis except for our retail marketing operations in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). Excise taxes collected by Sunoco LP’s retail locations where Sunoco LP holds the inventory were $234 million, $243 million and $231 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2017, 2016, and 2015, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include ETP Holdco, Inland Corporation, Oasis Pipeline Company, Susser Petroleum Property Company, Aloha Petroleum and Susser Holding Corporation. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
Pensions and Other Postretirement Benefit Plans
ETP recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Changes in the funded status of the plan are recorded in the year in which the change occurs within AOCI in equity or, for entities applying regulatory accounting, as a regulatory asset or regulatory liability.
Allocation of Income
For purposes of maintaining partner capital accounts, our Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests.

3.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
2018 Transactions
CDM Contribution Agreement
In January 2018, ETP entered into a contribution agreement (“CDM Contribution Agreement”) with ETP GP, ETC Compression, LLC, USAC and ETE, pursuant to which, among other things, ETP will contribute to USAC and USAC will acquire from ETP all of the issued and outstanding membership interests of CDM and CDM E&T for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in USAC (“USAC Common Units”), with a value of approximately $335 million, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“Class B Units”), with a value of approximately $112 million and (iii) an amount in cash equal to $1.225 billion, subject to certain adjustments. The Class B Units that ETP will receive will be a new class of partnership interests of USAC that will have substantially all of the rights and obligations of a USAC Common Unit, except the Class B Units will not participate in distributions made prior to the one year anniversary of the closing date of the CDM Contribution Agreement (such date, the “Class B Conversion Date”) with respect to USAC Common Units. On the Class B Conversion Date, each Class B Unit will automatically convert into one USAC Common Unit. The transaction is expected to close in the first half of 2018, subject to customary closing conditions.
In connection with the CDM Contribution Agreement, ETP entered into a purchase agreement with ETE, Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USAC Holdings and, solely for certain purposes therein, R/C IV USACP Holdings, L.P., pursuant to which, among other things, the GP Purchasers will acquire from USAC Holdings (i) all of the outstanding limited liability company interests in USA Compression GP, LLC, the general partner of USAC (“USAC GP”), and (ii) 12,466,912 USAC Common Units for cash consideration equal to $250 million.
Sunoco LP Convenience Store and Real Estate Sale
On January 23, 2018, Sunoco LP closed on an asset purchase agreement with 7-Eleven, Inc., a Texas corporation (“7-Eleven”) and SEI Fuel Services, Inc., a Texas corporation and wholly-owned subsidiary of 7-Eleven (“SEI Fuel” and together with 7-Eleven, referred to herein collectively as “Buyers”). Under the agreement, Sunoco LP sold a portfolio of approximately 1,030 company-operated retail fuel outlets in 19 geographic regions, together with ancillary businesses and related assets, including the proprietary Laredo Taco Company brand, for an aggregate purchase price of $3.3 billion.

Sunoco LP has signed definitive agreements with a commission agent to operate the approximately 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets, which were not included in the previously announced transaction with 7-Eleven, Inc. Conversion of these sites to the commission agent is expected to occur in the first quarter of 2018.
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties were marketed through a sealed-bid sale. Sunoco LP will review all bids before divesting any assets. As of December 31, 2017, of the 97 properties, 40 have been sold, 5 are under contract to be sold, and 11 continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which will be operated by a commission agent.

The assets under the asset purchase agreement and the real estate assets subject to the portfolio optimization plan comprise the retail divestment presented as discontinued operations (“Retail Divestment”).
The Partnership has concluded that it meets the accounting requirements for reporting results of operations and cash flows of Sunoco LP’s continental United States retail convenience stores as discontinued operations and the related assets and liabilities as held for sale.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the consolidated balance sheet:

	December 31, 2017	December 31, 2016
Carrying amount of assets included as part of discontinued operations:
Accounts receivable, net	$21	$16
Inventories	149	150
Other current assets	16	11
Property and equipment, net	1,851	1,860
Goodwill	796	1,068
Intangible assets, net	477	480
Other noncurrent assets	3	3
Total assets classified as held for sale in the Consolidated Balance Sheet	$3,313	$3,588

Carrying amount of liabilities included as part of discontinued operations:
Other current and noncurrent liabilities	$75	$48
Total liabilities classified as held for sale in the Consolidated Balance Sheet	$75	$48

The results of operations associated with discontinued operations are presented in the following table:

	Years Ended December 31,
	2017	2016	2015
REVENUES	$6,964	$5,712	$6,030

COSTS AND EXPENSES
Cost of products sold	5,806	4,649	5,026
Operating expenses	763	744	705
Depreciation, depletion and amortization	34	143	128
Selling, general and administrative	168	114	91
Impairment losses	285	447	—
Total costs and expenses	7,056	6,097	5,950
OPERATING INCOME	(92)	(385)	80
Interest expense, net	36	28	21
Other, net	1	8	(2)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(129)	(421)	61
Income tax expense	48	41	23
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(177)	$(462)	$38
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO ETE	$(6)	$(12)	$1
In connection with the classification of those assets as held-for-sale, the related goodwill was tested for impairment based on the assumed proceeds from the sale of those assets, resulting in goodwill impairment charges of $285 million recognized in 2017.
2017 Transactions
Rover Contribution Agreement
In October 2017, ETP completed the previously announced contribution transaction with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners, pursuant to which ETP exchanged a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). As a result, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone. Upon closing, Blackstone contributed funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.
ETP and Sunoco Logistics Merger
As discussed in Note 1, in April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed the Sunoco Logistics Merger.
Permian Express Partners
In February 2017, Sunoco Logistics formed PEP, a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, the Partnership contributed an approximate 15% ownership interest in Dakota Access and ETCO to PEP, which resulted in an increase in the Partnership’s ownership interest in PEP to approximately 88%. The Partnership maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
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
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana. As discussed in Note 8, ETP purchased PennTex’s remaining outstanding common units in June 2017.
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

Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol’s crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC (“SunVit”), which increased Sunoco Logistics’ overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Bakken Financing
In August 2016, ETP and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provided substantially all of the remaining capital necessary to complete the projects. As of December 31, 2017, $2.50 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
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
Sunoco LP Acquisitions
In August 2016, Sunoco LP acquired the fuels business from Emerge Energy Services LP for $171 million, including tax deductible goodwill of $53 million and intangible assets of $56 million. Additionally, during 2016, Sunoco LP made other acquisitions primarily consisting of convenience stores, totaling $114 million plus the value of inventory on hand at closing and increasing goodwill by $61 million.
In October 2016, Sunoco LP completed the acquisition of a convenience store, wholesale motor fuel distribution, and commercial fuels distribution business for approximately $55 million plus inventory on hand at closing, subject to closing adjustments.
2015 Transactions
Sunoco LP
In April 2015, Sunoco LP acquired a 31.58% equity interest in Sunoco, LLC from Retail Holdings for $816 million. Sunoco, LLC distributes approximately 5.3 billion gallons of motor fuel per year to customers in the east, midwest and southwest regions of the United States. Sunoco LP paid $775 million in cash and issued a value of $41 million in Sunoco LP common units to Retail Holdings, based on the five-day volume-weighted average price of Sunoco LP’s common units as of March 20, 2015.
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

Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 31.5 million ETP common units owned by ETE. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015.
Bakken Pipeline
In March 2015, ETE transferred 46.2 million ETP common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to ETP in exchange for 30.8 million newly issued ETP Class H Units that, when combined with the 50.2 million previously issued ETP Class H Units, generally entitled ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics (the “Bakken Pipeline Transaction”). In connection with this transaction, ETP also issued to ETE 100 ETP Class I Units that provided distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on ETP Class I Units, were reduced by $55 million in 2015 and $30 million in 2016. The Class H Units were cancelled in connection with the Sunoco Logistics Merger in April 2017.
In October 2015, Sunoco Logistics completed the acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access and ETCO, which together intend to develop the Bakken Pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast. ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline project as of the date of closing of the exchange transaction.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of ETP merged with Regency, with Regency surviving as a wholly-owned subsidiary of ETP (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.6186 common units of ETP. ETP issued 258.3 million ETP common units to Regency unitholders, including 23.3 million units issued to ETP subsidiaries. Regency’s 1.9 million outstanding Series A Convertible Preferred Units were converted into corresponding new ETP Series A Convertible Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from ETP by a total of $320 million over a five-year period. The IDR subsidy was $80 million for the year ended December 31, 2015 and will total $60 million per year for the following four years.
ETP has assumed all of the obligations of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Citrus
ETP owns CrossCountry, which owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula.
FEP
ETP has a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. ETP evaluated its investment in FEP for impairment as of December 31, 2017, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. ETP recorded an impairment of its investment in FEP of $141 million during the year ended December 31, 2017 due to a negative outlook for long-term transportation contracts as a result of a decrease in production in the Fayetteville basin and a customer re-contracting with a competitor.

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
HPC
ETP owns a 49.99% interest in HPC, which, through its ownership of RIGS, delivers natural gas from Northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system. ETP evaluated its investment in HPC for impairment as of December 31, 2017, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. During the year ended December 31, 2017, ETP recorded a $172 million impairment of its equity method investment in HPC primarily due to a decrease in projected future revenues and cash flows driven by the bankruptcy of one of HPC’s major customers in 2017 and an expectation that contracts expiring in the next few years will be renewed at lower tariff rates and lower volumes.
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Citrus	$1,754	$1,729
FEP	121	101
MEP	242	318
HPC	28	382
Others	560	510
Total	$2,705	$3,040

The following table presents equity in earnings (losses) of unconsolidated affiliates:

	December 31,
Equity in earnings (losses) of unconsolidated affiliates:	2017	2016	2015
Citrus	$144	$102	$97
FEP	53	51	55
MEP	38	40	45
HPC(1)	(168)	31	32
Others	77	46	47
Total	$144	$270	$276

(1)
For the year ended December 31, 2017, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by HPC, which reduced the Partnership’s equity in earnings by $185 million.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, including Citrus, FEP, HPC and MEP (on a 100% basis) for all periods presented:

	December 31,
	2017	2016
Current assets	$206	$214
Property, plant and equipment, net	8,336	8,726
Other assets	43	181
Total assets	$8,585	$9,121

Current liabilities	$861	$816
Non-current liabilities	4,492	4,940
Equity	3,232	3,365
Total liabilities and equity	$8,585	$9,121

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,358	$1,164	$1,385
Operating income	407	714	800
Net income	145	384	470
In addition to the equity method investments described above our subsidiaries have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME PER LIMITED PARTNER UNIT:
Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per limited partner unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding and the assumed conversion of the ETE Series A Convertible Preferred Units, as discussed in Note 8. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from ETE’s limited partner unit ownership in ETP or Sunoco LP that would have resulted assuming the incremental units related to ETP’s or Sunoco LP’s equity incentive plans, as applicable, had been issued during the respective periods. Such units have been determined based on the treasury stock method.
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2017	2016	2015
Income from continuing operations	$2,543	$462	$1,023
Less: Income (loss) from continuing operations attributable to noncontrolling interest	1,583	(545)	(165)
Income from continuing operations, net of noncontrolling interest	960	1,007	1,188
Less: General Partner’s interest in income from continuing operations	2	3	3
Less: Convertible Unitholders’ interest in net income from continuing operations	38	8	—
Less: Class D Unitholder’s interest in income from continuing operations	—	—	3
Income from continuing operations available to Limited Partners	$920	$996	$1,182
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,078.2	1,045.5	1,062.8
Basic income from continuing operations per Limited Partner unit	$0.86	$0.95	$1.11
Basic income (loss) from discontinued operations per Limited Partner unit	$(0.01)	$(0.01)	$—
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$920	$996	$1,182
Dilutive effect of equity-based compensation of subsidiaries, distributions to Class D Unitholder and Convertible Units	38	8	3
Diluted income from continuing operations available to Limited Partners	958	1,004	1,185
Weighted average limited partner units	1,078.2	1,045.5	1,062.8
Dilutive effect of unconverted unit awards and Convertible Units	72.6	33.1	1.6
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	1,150.8	1,078.6	1,064.4
Diluted income from continuing operations per Limited Partner unit	$0.84	$0.93	$1.11
Diluted income (loss) from discontinued operations per Limited Partner unit	$(0.01)	$(0.01)	$—

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2017	2016
Parent Company Indebtedness:
7.50% Senior Notes due October 15, 2020	$1,187	$1,187
5.875% Senior Notes due January 15, 2024	1,150	1,150
5.50% Senior Notes due June 1, 2027	1,000	1,000
4.25% Senior Notes due March 15, 2023	1,000	—
ETE Senior Secured Term Loan due December 2, 2019	—	2,190
ETE Senior Secured Term Loan due February 2, 2024	1,220	—
ETE Senior Secured Revolving Credit Facility due December 18, 2018	—	875
ETE Senior Secured Revolving Credit Facility due March 24, 2022	1,188	—
Unamortized premiums, discounts and fair value adjustments, net	(11)	(15)
Deferred debt issuance costs	(34)	(30)
	6,700	6,357

Subsidiary Indebtedness:
ETP Debt
6.125% Senior Notes due February 15, 2017	—	400
2.50% Senior Notes due June 15, 2018 (1)	650	650
6.70% Senior Notes due July 1, 2018 (1)	600	600
9.70% Senior Notes due March 15, 2019	400	400
9.00% Senior Notes due April 15, 2019	450	450
5.50% Senior Notes due February 15, 2020	250	250
5.75% Senior Notes due September 1, 2020	400	400
4.15% Senior Notes due October 1, 2020	1,050	1,050
4.40% Senior Notes due April 1, 2021	600	600
6.50% Senior Notes due July 15, 2021	—	500
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
4.65% Senior Notes due February 15, 2022	300	300
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.45% Senior Notes due January 15, 2023	350	350
3.60% Senior Notes due February 1, 2023	800	800
5.50% Senior Notes due April 15, 2023	—	700
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.20% Senior Notes due April 15, 2027	600	—
4.00% Senior Notes due October 1, 2027	750	—
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300

4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	—
5.40% Senior Notes due October 1, 2047	1,500	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	546
ETP $4.0 billion Revolving Credit Facility due December 2022	2,292	—
ETP $1.0 billion 364-Day Credit Facility due November 2018 (2)	50	—
ETLP $3.75 billion Revolving Credit Facility due November 2019	—	2,777
Legacy Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	—	1,292
Legacy Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017	—	630
Unamortized premiums, discounts and fair value adjustments, net	33	66
Deferred debt issuance costs	(170)	(166)
	29,210	29,454

Transwestern Debt
5.64% Senior Notes due May 24, 2017	—	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Deferred debt issuance costs	(1)	(1)
	574	656

Panhandle Debt
6.20% Senior Notes due November 1, 2017	—	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 14, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	28	50
	813	1,135

Sunoco, Inc. Debt
5.75% Senior Notes due January 15, 2017	—	400

Bakken Project Debt
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	1,100
Deferred debt issuance costs	(8)	(13)
	2,492	1,087
PennTex Debt
PennTex $275 million Revolving Credit Facility due December 2019	—	168

Sunoco LP Debt
5.50% Senior Notes due August 1, 2020	600	600
6.375% Senior Notes due April 1, 2023	800	800
6.25% Senior Notes due April 15, 2021	800	800
Sunoco LP $1.50 billion Revolving Credit Facility due September 25, 2019	765	1,000
Sunoco LP Term Loan due October 1, 2019	1,243	1,243
Lease-related obligations	113	118
Deferred debt issuance costs	(34)	(47)
	4,287	4,514

Other	8	31
Total debt	44,084	43,802
Less: current maturities of long-term debt	413	1,194
Long-term debt, less current maturities	$43,671	$42,608

(1)
As of December 31, 2017 ETP’s management had the intent and ability to refinance the $650 million 2.50% senior notes due June 15, 2018 and the $600 million 6.70% senior notes due July 1, 2018, and therefore neither was classified as current.

(2)	Borrowings under 364-day credit facilities were classified as long-term debt based on the Partnership’s ability and intent to refinance such borrowings on a long-term basis.
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $197 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2018	$1,705
2019	5,512
2020	3,667
2021	2,205
2022	6,540
Thereafter	24,652
Total	$44,281
Long-term debt reflected on our consolidated balance sheets includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap.
Notes and Debentures
ETE Senior Notes Offering
In October 2017, ETE issued $1 billion aggregate principal amount of 4.25% senior notes due 2023. The $990 million net proceeds from the offering were used to repay a portion of the outstanding indebtedness under its term loan facility and for general partnership purposes.
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
As discussed above, the Parent Company’s outstanding senior notes are collateralized by its interests in certain of its subsidiaries. SEC Rule 3-16 of Regulation S-X (“Rule 3-16”) requires a registrant to file financial statements for each of its affiliates whose securities constitute a substantial portion of the collateral for registered securities. The Parent Company’s limited partner interests in ETP constitute substantial portions of the collateral for the Parent Company’s outstanding senior notes; accordingly, financial statements of ETP are required under Rule 3-16 to be included in the Partnership’s Annual Report on Form 10-K and have been included herein.

The Parent Company’s interests in ETP GP also constitutes substantial portions of the collateral for the Parent Company’s outstanding senior notes. Accordingly, the financial statements of ETP GP would be required under Rule 3-16 to be included in the Parent Company’s Annual Report on Form 10-K. ETP GP does not have substantive operations of its own; rather, ETP GP only owns 100% of the general partner interest in ETP. ETP GP does not own limited partner interests in ETP; therefore, the limited partner interests in ETP, which had a carrying value of $28.02 billion and $18.41 billion as of December 31, 2017 and 2016, respectively, would be reflected as noncontrolling interests on ETP GP’s balance sheets. Likewise, ETP’s income (loss) attributable to limited partners (including common unitholders, Class H unitholders, Class I unitholders and ETP Preferred Units) of $1.08 billion, $(660) million and $325 million for the years ended December 31, 2017, 2016 and 2015, respectively, would be reflected as income attributable to noncontrolling interest in ETP GP’s statements of operations.
ETP’s general partner interest is reflected separately in ETP’s financial statements. As a result, the financial statements of ETP GP would substantially duplicate information that is available in the financial statements of ETP. Therefore, the financial statements of ETP GP have been excluded from the Partnership’s Annual Report on Form 10-K.
ETP Senior Notes
The ETP senior notes were registered under the Securities Act of 1933 (as amended). ETP may redeem some or all of the ETP senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the ETP senior notes. The balance is payable upon maturity. Interest on the ETP senior notes is paid semi-annually.
The ETP senior notes are unsecured obligations of ETP and as a result, the ETP senior notes effectively rank junior to any future indebtedness of ours or our subsidiaries that is both secured and unsubordinated to the extent of the value of the assets securing such indebtedness, and the ETP senior notes effectively rank junior to all indebtedness and other liabilities of our existing and future subsidiaries.
Transwestern Senior Notes
The Transwestern senior notes are redeemable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is payable semi-annually.
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 4.39% at December 31, 2017.
Sunoco LP Private Offering of Senior Notes
On January 23, 2018, Sunoco LP completed a private offering of $2.2 billion of senior notes, comprised of $1.0 billion in aggregate principal amount of 4.875% senior notes due 2023, $800 million in aggregate principal amount of 5.500% senior notes due 2026 and $400 million in aggregate principal amount of 5.875% senior notes due 2028. Sunoco LP used the proceeds from the private offering, along with proceeds from the closing of the asset purchase agreement with 7-Eleven to: 1) redeem in full its existing senior notes as of December 31, 2017, comprised of $800 million in aggregate principal amount of 6.250%senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023; 2) repay in full and terminate the Sunoco LP Term Loan; 3) pay all closing costs and taxes in connection with the 7-Eleven transaction; 4) redeem the outstanding Sunoco LP Series A Preferred Units as mentioned above; and 5) repurchase 17,286,859 common units owned by ETP as mentioned above.
Sunoco LP Senior Notes
In April 2016, Sunoco LP issued $800 million aggregate principal amount of 6.25% Senior Notes due 2021. The net proceeds of $789 million were used to repay a portion of the borrowings under its term loan facility.
The 6.25% Senior Notes due 2021 were redeemed on January 23, 2018. See Sunoco LP Private Offering of Senior Notes above.
Term Loans, Credit Facilities and Commercial Paper
ETE Term Loan Facility
On February 2, 2017, the Partnership entered into a Senior Secured Term Loan Agreement (the “Term Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto. The Term Credit Agreement has a scheduled maturity date of February 2, 2024, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein. The Term Credit Agreement contains an accordion feature, under which the total commitments may be increased, subject to the terms thereof. In connection with the Parent Company’s entry into the Senior Secured Term Loan Agreement on February 2, 2017, the Parent Company terminated its previous term loan agreements.
Pursuant to the Term Credit Agreement, the Term Lenders have provided senior secured financing in an aggregate principal amount of $2.2 billion (the “Term Loan Facility”). The Parent Company is not required to make any amortization payments with respect to the term loans under the Term Credit Agreement. Under certain circumstances and subject to certain reinvestment rights, the Parent Company is required to prepay the term loan in connection with dispositions of (a) IDRs in (i) prior to the consummation of the Sunoco Logistics Merger, ETP , and (ii) upon and after the consummation of the Sunoco Logistics Merger, Sunoco Logistics ; or (b) equity interests of any person which owns, directly or indirectly, IDRs in (i) prior to the consummation of the Sunoco Logistics Merger, ETP, and (ii) upon and after the consummation of the Sunoco Logistics Merger, Sunoco Logistics, in each case, with a percentage ranging from 50% to 75% of such net proceeds in excess of $50 million.
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
ETE Revolving Credit Facility
The Parent Company had a revolver credit agreement which had a scheduled maturity date of December 2, 2018, with an option for the Parent Company to extend the term subject to the terms and conditions set forth therein. The agreement was terminated in connection with entry into the Revolver Credit Agreement, discussed below.
On March 24, 2017, the Parent Company entered into a Credit Agreement (the “Revolver Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch as administrative agent and the other lenders party thereto (the “Revolver Lenders”). The Revolver Credit Agreement has a scheduled maturity date of March 24, 2022 and includes an option for the Parent Company to extend the term, in each case subject to the terms and conditions set forth therein. Pursuant to the Revolver Credit Agreement, the lenders have committed to provide advances up to an aggregate principal amount of $1.50 billion at any one time outstanding, and the Parent Company has the option to request increases in the aggregate commitments by up to $500 million in additional commitments. As part of the aggregate commitments under the facility, the Revolver Credit Agreement provides for letters of credit to be issued at the request of the Parent Company in an aggregate amount not to exceed a $150 million sublimit. Under the Revolver Credit Agreement, the obligations of the Partnership are secured by a lien on substantially all of the Partnership’s and certain of its subsidiaries’ tangible and intangible assets.
Interest accrues on advances at a LIBOR rate or a base rate, based on the election of the Parent Company for each interest period, plus an applicable margin. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the then applicable leverage ratio of the Parent Company. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.75% to 2.50% and the applicable margin for base rate loans ranges from 0.75% to 1.50%. The Parent Company will also pay a commitment fee based on its leverage ratio on the actual daily unused amount of the aggregate commitments. As of December 31, 2017, there were $1.19 billion outstanding borrowings under the Parent Company revolver credit facility and the amount available for future borrowings was $312 million.

ETP Credit Facilities
On December 1, 2017 ETP entered into a five-year, $4.0 billion unsecured revolving credit facility, which matures December 1, 2022 (the “ETP Five-Year Facility”) and a $1.0 billion 364-day revolving credit facility that matures on November 30, 2018 (the “ETP 364-Day Facility”) (collectively, the “ETP Credit Facilities”).  The ETP Five-Year Facility contains an accordion feature, under which the total aggregate commitments may be increased up to $6.0 billion under certain conditions. ETP uses the ETP Credit Facilities to provide temporary financing for its growth projects, as well as for general partnership purposes.
As of December 31, 2017, the ETP Five-Year Facility had $2.29 billion outstanding, of which $2.01 billion was commercial paper. The amount available for future borrowings was $1.56 billion after taking into account letters of credit of $150 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 2.48%.
As of December 31, 2017, the ETP 364-Day Facility had $50 million outstanding, and the amount available for future borrowings was $950 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 5.00%.
ETLP Credit Facility
The ETLP Credit Facility allowed for borrowings of up to $3.75 billion and was used to provide temporary financing for our growth projects, as well as for general partnership purposes. This facility was repaid and terminated concurrent with the establishment of the ETP Credit Facilities on December 1, 2017.
Sunoco Logistics Credit Facilities
ETP maintained a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”). This facility was repaid and terminated concurrent with the establishment of the ETP Credit Facilities on December 1, 2017.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2017, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 3.00%.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Sunoco LP Term Loan
Sunoco LP has a term loan agreement which provides secured financing in an aggregate principal amount of up to $2.035 billion due 2019. In January 2017, Sunoco LP entered into a limited waiver to its term loan, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the term loan. As of December 31, 2017, the balance on the term loan was $1.24 billion.
The Sunoco LP term loan was repaid in full and terminated on January 23, 2018. See Sunoco LP Private Offering of Senior Notes above.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which was amended in April 2015 from the initially committed amount of $1.25 billion and matures in September 2019. In January 2017, Sunoco LP entered into a limited waiver to its revolving credit facility, under which the agents and lenders party thereto waived and deemed remedied the miscalculations of Sunoco LP’s leverage ratio as set forth in its previously delivered compliance certificates and the resulting failure to pay incremental interest owed under the revolving credit facility. As of December 31, 2017, the Sunoco LP credit facility had $9 million in standby letters of credit. The amount available for future borrowings on the revolver at December 31, 2017 was $726 million.
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
The ETP Credit Facilities contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•
make Distributions (as defined in the ETP Credit Facilities) during certain Defaults (as defined in the ETP Credit Facilities) and during any Event of Default (as defined in the ETP Credit Facilities);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The ETP Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETP Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETP Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETP 364-Day Facility ranges from 1.125% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETP 364-Day Facility ranges from 0.125% to 0.225%.
The ETP Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETP Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 3.96 to 1 at December 31, 2017, as calculated in accordance with the credit agreements.
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
We and our subsidiaries are required to assess compliance quarterly and were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2017.

7.	ETP CONVERTIBLE PREFERRED UNITS:
The ETP Convertible Preferred Units were mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The ETP Convertible Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per ETP Preferred Unit if outstanding on the record dates of ETP’s common unit distributions. In January 2017, ETP repurchased all of its 1.9 million outstanding ETP Convertible Preferred Units for cash in the aggregate amount of $53 million.

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
As of December 31, 2017, there were issued and outstanding 1.08 billion Common Units representing an aggregate 94.38% limited partner interest in the Partnership.
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

Common Units
The change in ETE Common Units during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Number of Common Units, beginning of period	1,046.9	1,044.8	1,077.5
Conversion of Class D Units to ETE Common Units	—	—	0.9
Repurchase of common units under buyback program	—	—	(33.6)
Issuance of common units	32.2	2.1	—
Number of Common Units, end of period	1,079.1	1,046.9	1,044.8
ETE Equity Distribution Agreement
In March 2017, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1 billion. There was no activity under the distribution agreements for the year ended December 31, 2017.
ETE Series A Convertible Preferred Units

	Years Ended December 31,
	2017	2016	2015
Number of Series A Convertible Preferred Units, beginning of period	329.3	—	—
Issuance of Series A Convertible Preferred Units	—	329.3	—
Number of Series A Convertible Preferred Units, end of period	329.3	329.3	—
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
The conversion value of each Convertible Unit (the “Conversion Value”) on the closing date of the offering is zero. The Conversion Value will increase each quarter in an amount equal to $0.285, which is the per unit amount of the cash distribution paid with respect to ETE common units for the quarter ended December 31, 2015 (the “Conversion Value Cap”), less the cash distribution actually paid with respect to each Convertible Unit for such quarter (or, if prior to the WMB End Date, each participating common unit). Any cash distributions in excess of $0.285 per ETE common unit, and any Extraordinary Distributions, made with respect to any quarter during the plan period will be disregarded for purposes of calculating the Conversion Value. The Conversion Value will be reflected in the carrying amount of the Convertible Units until the conversion into common units at the end of the plan period. The Convertible Units had $450 million carrying value as of December 31, 2017.
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
Common Unit Split
On July 27, 2015, ETE completed a two-for-one split of the Partnership’s outstanding common units by a distribution of one ETE common unit for each common unit outstanding and held by unitholders of record at the close of business on July 15, 2015.
Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to an additional $2 billion of ETE Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership repurchased 33.6 million ETE Common Units under this program in 2015. No units were repurchased under this program in 2017 or 2016, and there was $936 million available to use under the program as of December 31, 2017.
Class D Units
In 2013, the Partnership issued 3,080,000 Class D Units of ETE pursuant to an agreement with a former executive. The Class D Units were convertible to ETE Common Units, subject to certain vesting requirements which were not met prior to the former executive’s termination in 2016.
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

During the year ended December 31, 2017, ETP issued 22.6 million units for $503 million, net of commissions of $5 million. As of December 31, 2017, $752 million of ETP’s Common Units remained available to be issued under ETP’s currently effective equity distribution agreement.
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
During the years ended December 31, 2017, 2016 and 2015, aggregate distributions of $228 million, $216 million, and $360 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 25.5 million Common Units.
As of December 31, 2017, a total of 20.8 million Common Units remain available to be issued under the existing registration statement.
August 2017 Units Offering
In August 2017, ETP issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by ETP to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
ETP Class E Units
There are currently 8.9 million ETP Class E Units outstanding, all of which are currently owned by HHI. The ETP Class E Units generally do not have any voting rights. The ETP Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all ETP Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in ETP’s consolidated financial statements. Although no plans are currently in place, management may evaluate whether to retire the ETP Class E Units at a future date.
ETP Class G Units
There are currently 90.7 million ETP Class G Units outstanding, all of which are held by wholly-owned subsidiaries of ETP. The ETP Class G Units generally do not have any voting rights. The ETP Class G Units are entitled to aggregate cash distributions equal to 35% of the total amount of cash generated by ETP and its subsidiaries, other than ETP Holdco, and available for distribution, up to a maximum of $3.75 per ETP Class G Unit per year. Allocations of depreciation and amortization to the ETP Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss. These units are reflected as treasury units in the consolidated financial statements.
ETP Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which were generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters. The Class H units were cancelled in connection with the merger of ETP and Sunoco Logistics in April 2017.

ETP Class I Units
In connection with the Bakken Pipeline Transaction discussed in Note 3, in March 2015, ETP issued 100 ETP Class I Units. The ETP Class I Units are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the ETP Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the ETP Class I Units and (ii) after making cash distributions to ETP Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in ETP’s Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ended March 31, 2015 until the quarter ending December 31, 2016. The impact of (i) the IDR subsidy adjustments and (ii) the ETP Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.” Subsequent to the April 2017 merger of ETP and Sunoco Logistics, 100 Class I Units remain outstanding.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
Class K Units
On December 29, 2016, ETP issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in ETP, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco. If ETP is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid. As of December 31, 2017, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETP.
Sales of Common Units by Sunoco Logistics
Prior to the Sunoco Logistics Merger, we accounted for the difference between the carrying amount of our investment in Sunoco Logistics and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
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
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In connection with the Sunoco Logistics Merger, the previous Sunoco Logistics equity distribution agreement was terminated.
ETP Series A and Series Preferred Units
In November 2017, ETP issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit, and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.
Distributions on the ETP Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the ETP Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The ETP Series A Preferred Units are redeemable at ETP’s option on or after February 15,

2023 at a redemption price of $1,000 per ETP Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Distributions on the ETP Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the ETP Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The ETP Series B Preferred Units are redeemable at ETP’s option on or after February 15, 2028 at a redemption price of$1,000 per ETP Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Sales of Common Units by Sunoco LP
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETP for aggregate cash consideration of approximately $540 million. ETP used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.
In October 2016, Sunoco LP entered into an equity distribution agreement pursuant to which Sunoco LP may sell from time to time common units having aggregate offering prices of up to $400 million. Through December 31, 2016, Sunoco LP received net proceeds of $71 million from the issuance of 2.8 million Sunoco LP common units pursuant to such equity distribution agreement. Sunoco LP intends to use the proceeds from any sales for general partnership purposes. From January 1, 2017 through December 31, 2017, Sunoco LP issued additional 1.3 million units with total net proceeds of $33 million, net of commissions of $0.3 million. As of December 31, 2017, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
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
Sunoco LP Series A Preferred Units
On March 30, 2017, the Partnership purchased 12.0 million Sunoco LP Series A Preferred Units representing limited partner interests in Sunoco LP in a private placement transaction for an aggregate purchase price of $300 million. The distribution rate of Sunoco LP Series A Preferred Units is10.00%, per annum, of the $25.00 liquidation preference per unit until March 30, 2022, at which point the distribution rate will become a floating rate of 8.00% plus three-month LIBOR of the liquidation preference.
In January 2018, Sunoco LP redeemed all outstanding Sunoco LP Series A Preferred Units held by ETE for an aggregate redemption amount of approximately $313 million. The redemption amount included the original consideration of $300 million and a 1% call premium plus accrued and unpaid quarterly distributions.
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
Our distributions declared and paid with respect to our common units for the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 19, 2015	0.2250
March 31, 2015	May 8, 2015	May 19, 2015	0.2450
June 30, 2015	August 6, 2015	August 19, 2015	0.2650
September 30, 2015	November 5, 2015	November 19, 2015	0.2850
December 31, 2015	February 4, 2016	February 19, 2016	0.2850
March 31, 2016 (1)	May 6, 2016	May 19, 2016	0.2850
June 30, 2016 (1)	August 8, 2016	August 19, 2016	0.2850
September 30, 2016 (1)	November 7, 2016	November 18, 2016	0.2850
December 31, 2016 (1)	February 7, 2017	February 21, 2017	0.2850
March 31, 2017 (1)	May 10, 2017	May 19, 2017	0.2850
June 30, 2017 (1)	August 7, 2017	August 21, 2017	0.2850
September 30, 2017 (1)	November 7, 2017	November 20, 2017	0.2950
December 31, 2017 (1)	February 8, 2018	February 20, 2018	0.3050

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received Convertible Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Convertible Unit. See additional information below.

Our distributions declared and paid with respect to our Convertible Unit during the years ended December 31, 2016 and 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2016	May 6, 2016	May 19, 2016	$0.1100
June 30, 2016	August 8, 2016	August 19, 2016	0.1100
September 30, 2016	November 7, 2016	November 18, 2016	0.1100
December 31, 2016	February 7, 2017	February 21, 2017	0.1100
March 31, 2017	May 10, 2017	May 19, 2017	0.1100
June 30, 2017	August 7, 2017	August 21, 2017	0.1100
September 30, 2017	November 7, 2017	November 20, 2017	0.1100
December 31, 2017	February 8, 2018	February 20, 2018	0.1100
ETP’s Quarterly Distributions of Available Cash
Under ETP’s limited partnership agreement, within 45 days after the end of each quarter, ETP distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in ETP’s partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct ETP’s business. ETP will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.

If cash distributions exceed $0.0833 per unit in a quarter, the holders of the incentive distribution rights receive increasing percentages, up to 48 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.”
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
Distributions on common units declared and paid by ETP and Sunoco Logistics during the pre-merger periods were as follows:

Quarter Ended	ETP	Sunoco Logistics
December 31, 2014	$0.6633	$0.4000
March 31, 2015	0.6767	0.4190
June 30, 2015	0.6900	0.4380
September 30, 2015	0.7033	0.4580
December 31, 2015	0.7033	0.4790
March 31, 2016	0.7033	0.4890
June 30, 2016	0.7033	0.5000
September 30, 2016	0.7033	0.5100
December 31, 2016	0.7033	0.5200
Distributions on common units declared and paid by Post-Merger ETP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 16, 2017	$0.5350
June 30, 2017	August 7, 2017	August 15, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
December 31, 2017	February 8, 2018	February 14, 2018	0.5650

In connection with previous transactions, we have agreed to relinquish its right to the following amounts of incentive distributions in future periods:

Total Year
2018	$153
2019	128
Each year beyond 2019	33
Distributions declared and paid by ETP to the Series A and Series B preferred unitholders were as follows:

			Distribution per Preferred Unit
Quarter Ended	Record Date	Payment Date	Series A	Series B
December 31, 2017	February 1, 2018	February 15, 2018	$15.451	$16.378
Sunoco LP Quarterly Distributions of Available Cash
The following table illustrates the percentage allocations of available cash from operating surplus between Sunoco LP’s common unitholders and the holder of its IDRs based on the specified target distribution levels, after the payment of distributions to Class C unitholders. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of the IDR holder and the common unitholders in any available cash from operating surplus which Sunoco LP distributes up to and including the corresponding amount in the column “total quarterly distribution per unit target amount.” The percentage interests shown for common unitholders and IDR holder for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. Effective July 1, 2015, ETE exchanged 21 million ETP common units, owned by ETE, the owner of ETP’s general partner interest, for 100% of the general partner interest and all of the IDRs of Sunoco LP. ETP had previously owned our IDRs since September 2014, prior to that date the IDRs were owned by Susser.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions declared and paid by Sunoco LP for the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 17, 2015	February 27, 2015	0.6000
March 31, 2015	May 19, 2015	May 29, 2015	0.6450
June 30, 2015	August 18, 2015	August 28, 2015	0.6934
September 30, 2015	November 17, 2015	November 27, 2015	0.7454
December 31, 2015	February 5, 2016	February 16, 2016	0.8013
March 31, 2016	May 6, 2016	May 16, 2016	0.8173
June 30, 2016	August 5, 2016	August 15, 2016	0.8255
September 30, 2016	November 7, 2016	November 15, 2016	0.8255
December 31, 2016	February 13, 2017	February 21, 2017	0.8255
March 31, 2017	May 9, 2017	May 16, 2017	0.8255
June 30, 2017	August 7, 2017	August 15, 2017	0.8255
September 30, 2017	November 7, 2017	November 14, 2017	0.8255
December 31, 2017	February 06, 2018	February 14, 2018	0.8255
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	December 31,
	2017	2016
Available-for-sale securities	$8	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain (loss) related to pensions and other postretirement benefits	(5)	7
Investments in unconsolidated affiliates, net	5	4
Subtotal	3	8
Amounts attributable to noncontrolling interest	(3)	(8)
Total AOCI included in partners’ capital, net of tax	$—	$—
The table below sets forth the tax amounts included in the respective components of other comprehensive income (loss):

	December 31,
	2017	2016
Available-for-sale securities	$(2)	$(2)
Foreign currency translation adjustment	3	3
Actuarial loss relating to pension and other postretirement benefits	3	—
Total	$4	$1

9.	UNIT-BASED COMPENSATION PLANS:
We, ETP and Sunoco LP have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other unit-based awards.
ETE Long-Term Incentive Plan
The Board of Directors or the Compensation Committee of the board of directors of our General Partner (the “Compensation Committee”) may from time to time grant additional awards to employees, directors and consultants of ETE’s general partner and its affiliates who perform services for ETE. The plan provides for the following types of awards: restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The number of additional units that may be delivered pursuant to these awards is limited to 12.0 million units. As of December 31, 2017, 10.8 million units remain available to be awarded under the plan.
During the year ended December 31, 2017, 1.2 million ETE unit awards were granted to ETE employees and certain employees of ETP and 15,648 ETE units were granted to non-employee directors. Under our equity incentive plans, our non-employee directors each receive grants that vest 60% in three years and 40% in five years and do not entitle the holders to receive distributions during the vesting period.
During the year ended December 31, 2017 and 2016, a total of 2,018 and 28,648 ETE Common Units vested, with a total fair value of $39 thousand and $205 thousand, respectively, as of the vesting date. As of December 31, 2017, a total of 1,251,002 restricted units remain outstanding, for which we expect to recognize a total of $21 million in compensation over a weighted average period of 3.5 years.
Subsidiary Unit-Based Compensation Plans
Each of ETP and Sunoco LP has granted restricted or phantom unit awards (collectively, the “Subsidiary Unit Awards” to employees and directors that entitle the grantees to receive common units of the respective subsidiary. In some cases, at the discretion of the respective subsidiary’s compensation committee, the grantee may instead receive an amount of cash equivalent to the value of common units upon vesting. Substantially all of the Subsidiary Unit Awards are time-vested grants, which generally vest over a five-year period, and vesting The Subsidiary Unit Awards entitle the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by the respective subsidiaries during the period the restricted unit is outstanding.
The following table summarizes the activity of the Subsidiary Unit Awards:

	ETP		Sunoco LP
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2016	9.4	$27.68	2.0	$34.43
Legacy Sunoco Logistics unvested awards as of December 31, 2016	3.2	28.57	—	—
Awards granted	4.9	17.69	0.2	28.31
Awards vested	(2.3)	34.22	(0.3)	45.48
Awards forfeited	(1.1)	25.03	(0.2)	34.71
Unvested awards as of December 31, 2017	14.1	23.18	1.7	31.89

Weighted average grant date fair value for Subsidiary Unit Awards during the year ended December 31:
2017	$17.69	$28.31
2016	23.82	26.95
2015	23.47	40.63
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2017, 2016, and 2015 was $40 million, $40 million, and $57 million, respectively, based on the market price of the respective subsidiaries’ common units as of the vesting date. As of December 31, 2017, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $216 million, and the weighted average period over which this cost is expected to be recognized in expense is 2.8 years.

10.	INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) of our taxable subsidiaries were summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$54	$(47)	$(308)
State	(16)	(34)	(54)
Total	38	(81)	(362)
Deferred expense (benefit):
Federal	(2,055)	(189)	268
State	184	12	(29)
Total	(1,871)	(177)	239
Total income tax expense (benefit) from continuing operations	$(1,833)	$(258)	$(123)
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense (benefit) at the United States statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Income tax expense (benefit) at United States statutory rate of 35 percent	$248	$71	$316
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(477)	(576)	(355)
Goodwill impairment	207	278	—
State tax, net of federal tax benefit	124	(10)	(29)
Dividend received deduction	(14)	(15)	(22)
Federal rate change	(1,812)	—	—
Audit settlement	—	—	(7)
Change in tax status of subsidiary	(124)	—	—
Other	15	(6)	(26)
Income tax expense (benefit) from continuing operations	$(1,833)	$(258)	$(123)

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$683	$472
Pension and other postretirement benefits	21	30
Long-term debt	14	32
Other	191	182
Total deferred income tax assets	909	716
Valuation allowance	(189)	(118)
Net deferred income tax assets	720	598

Deferred income tax liabilities:
Property, plant and equipment	(1,036)	(1,633)
Investments in unconsolidated affiliates	(2,726)	(3,789)
Trademarks	(173)	(273)
Other	(100)	(15)
Total deferred income tax liabilities	(4,035)	(5,710)
Net deferred income taxes	$(3,315)	$(5,112)
The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2017	2016
Net deferred income tax liability, beginning of year	$(5,112)	$(4,590)
Goodwill associated with Sunoco Retail to Sunoco LP transaction (see Note 3)	—	(460)
Net assets (excluding goodwill) associated with Sunoco Retail to Sunoco LP (see Note 3)	—	(243)
Tax provision, including provision from discontinued operations	1,825	201
Other	(28)	(20)
Net deferred income tax liability	$(3,315)	$(5,112)
ETP Holdco and certain other corporate subsidiaries have federal net operating loss carryforward tax benefits of $403 million, all of which will expire in 2031 through 2037. Our corporate subsidiaries have $62 million of federal alternative minimum tax credits at December 31, 2017, of which $29 million is expected to be reclassified to current income tax receivable in 2018 pursuant to the Tax Cuts and Jobs Act. Our corporate subsidiaries have net operating loss carryforward benefits of $274 million, $217 million net of federal tax, which expire between January 1, 2018 and 2037. A valuation allowance of $186 million is applicable to the state net operating loss carryforward benefits applicable to significant restriction on their use in the Commonwealth of Pennsylvania and the remaining $3 million valuation allowance is applicable to the federal net operating loss carryforward benefit.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$615	$610	$440
Additions attributable to tax positions taken in the current year	—	8	178
Additions attributable to tax positions taken in prior years	28	18	—
Reduction attributable to tax positions taken in prior years	(25)	(20)	—
Lapse of statute	(9)	(1)	(8)
Balance at end of year	$609	$615	$610
As of December 31, 2017, we have $605 million ($576 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2017, we recognized interest and penalties of less than $3 million. At December 31, 2017, we have interest and penalties accrued of $9 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue. In November 2016, the CFC ruled against Sunoco, Inc., and Sunoco, Inc. is appealing this decision to the Federal Circuit. If Sunoco, Inc. is ultimately fully successful in its litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the consolidated balance sheet as of December 31, 2017.
In December 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety.  In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact.  Nextel has until April 4, 2018 to file a petition for writ of certiorari with the U.S. Supreme Court.  Sunoco, Inc. has recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims as relates to its cases currently held pending the Nextel matter.  However, based upon the Pennsylvania Supreme Court’s October 2017 decision, and because of uncertainty in the breadth of the application of the decision, we have reserved $27 million ($21 million after federal income tax benefits) against the receivable.
In general, ETP and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”), and most state jurisdictions, for 2013 and prior tax years. However, Sunoco, Inc. and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2007.
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
Income Tax Benefit. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.81 billion in December 2017. For the year ended December 2016, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP previously provided contingent residual support of certain debt obligations of AmeriGas. AmeriGas has subsequently repaid the remainder of the related obligations and ETP no longer provides contingent residual support for any AmeriGas notes.
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC (“ETC M-A”).
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes and issued the following notes for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

•	$1.00 billion aggregate principal amount of 4.875%, senior notes due 2023;

•	$800 million aggregate principal amount of 5.50% senior notes due 2026; and

•	$400 million aggregate principal amount of 5.875% senior notes due 2028.
Under the guarantee of collection, ETC M-A would have the obligation to pay the principal of each series of notes once all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against Sunoco LP with respect to such payment obligation, and holders of the notes are still owed amounts in respect of the principal of such notes. ETC M-A will not otherwise be subject to the covenants of the indenture governing the notes.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments with typical initial terms of 5 to 15 years, with some having a term of 40 years or more. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2017	2016	2015
Rental expense(1)	$196	$187	$281
Less: Sublease rental income	(25)	(26)	(26)
Rental expense, net	$171	$161	$255

(1)	Includes contingent rentals totaling $16 million, $18 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments for such leases are:

Years Ending December 31:
2018	$113
2019	100
2020	96
2021	83
2022	71
Thereafter	606
Future minimum lease commitments	1,069
Less: Sublease rental income	(152)
Net future minimum lease commitments	$917
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
Dakota Access Pipeline
On July 25, 2016, the United States Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency temporary restraining order (“TRO”) to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9, 2016 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Department of the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
The SRST appealed the denial of the preliminary injunction to the United States Court of Appeals for the D.C. Circuit and filed an emergency motion in the United States District Court for an injunction pending the appeal, which was denied. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statutes governing the use of government property.
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

The SRST and the CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala and Yankton Sioux tribes (collectively, “Tribes”) have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four Tribes.
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determinations under certain of these statutes. The Court ordered briefing to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process or whether to vacate the existing permits. The USACE and Dakota Access opposed any shutdown of operations of the pipeline during this review process. On October 11, 2017, the Court issued an order allowing the pipeline to remain in operation during the pendency of the USACE’s review process. In early October 2017, USACE advised the Court that it expects to complete the additional analysis and explanation of its prior determinations requested by the Court by April 2018.
On December 4, 2017, the Court imposed three conditions on continued operation of the pipeline during the remand process. First, Dakota Access must retain an independent auditor to review its compliance with the conditions and regulations governing its easements and to assess integrity threats to the pipeline. The auditor’s report is required to be filed with the Court by April 1, 2018. Second, the Court has directed Dakota Access to continue its work with the Tribes and the USACE to revise and finalize its emergency spill response planning for the section of the pipeline crossing Lake Oahe. Dakota Access is required to file the revised plan with the Court by April 1, 2018. And third, the Court has directed Dakota Access to submit bi-monthly reports during the remand period disclosing certain inspection and maintenance information related to the segment of the pipeline running between the valves on either side of the Lake Oahe crossing. The first report was filed with the court on December 29, 2017.
In November 2017, the Yankton Sioux Tribe (“YST”), moved for partial summary judgment asserting claims similar to those already litigated and decided by the Court in its June 14, 2017 decision on similar motions by CRST and SRST. YST argues that the USACE and Fish and Wildlife Service violated NEPA, the Mineral Leasing Act, the Rivers and Harbors Act, and YST’s treaty and trust rights when the government granted the permits and easements necessary for the pipeline. Briefing on YST’s motion is ongoing.
While we believe that the pending lawsuits are unlikely to halt or suspend the operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has or will be seeking reimbursement for these losses.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), (now known as Sunoco (R&M), LLC) along with other members of the petroleum industry, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2017, Sunoco, Inc. is a defendant in seven cases, including one case each initiated by the States of Maryland, New Jersey, Vermont, Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. Four of these cases are pending in a multidistrict litigation proceeding in a New York federal court; one is pending in federal court in Rhode Island, one is pending in state court in Vermont, and one is pending in state court in Maryland.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The Court approved the Judicial Consent Order on December 5, 2017. Dismissal of the case against Sunoco, Inc. and Sunoco, Inc. (R&M) is expected shortly. The Maryland complaint was filed in December 2017 but was not served until January 2018.
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
The Regency Merger litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted the Regency Litigation Defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The Regency Litigation Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC.
The Regency Litigation Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Litigation Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Litigation Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. ETP filed a petition for review with the Texas Supreme Court. Enterprise’s response is due February 26, 2018.
Sunoco Logistics Merger Litigation
Seven purported Energy Transfer Partners, L.P. common unitholders (the “ETP Unitholder Plaintiffs”) separately filed seven putative unitholder class action lawsuits against ETP, ETP GP, ETP LLC, the members of the ETP Board, and ETE (the “ETP-SXL Defendants”) in connection with the announcement of the Sunoco Logistics Merger. Two of these lawsuits were voluntarily dismissed in March 2017. The five remaining lawsuits were consolidated as In re Energy Transfer Partners, L.P. Shareholder Litig., C.A. No. 1:17-cv-00044-CCC, in the United States District Court for the District of Delaware (the “Sunoco Logistics Merger Litigation”). The ETP Unitholder Plaintiffs allege causes of action challenging the merger and the proxy statement/prospectus filed in connection with the Sunoco Logistics Merger (the “ETP-SXL Merger Proxy”). The ETP Unitholder Plaintiffs sought rescission of the Sunoco Logistics Merger or rescissory damages for ETP unitholders, as well as an award of costs and attorneys’ fees. On October 5, 2017, the ETP-SXL Defendants filed a Motion to Dismiss the ETP Unitholder Plaintiffs’ claims. Rather than respond to the Motion to Dismiss, the ETP Unitholder Plaintiffs chose to voluntarily dismiss their claims without prejudice in November 2017.
The ETP-SXL Defendants cannot predict whether the ETP Unitholder Plaintiffs will refile their claims against the ETP-SXL Defendants or what the outcome of any such lawsuits might be. Nor can the ETP-SXL Defendants predict the amount of time and expense that would be required to resolve such lawsuits. The ETP-SXL Defendants believe the Sunoco Logistics Merger Litigation was without merit and intend to defend vigorously against any future lawsuits challenging the Sunoco Logistics Merger.
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
After a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ETE on Williams’ claims in the Second Delaware Williams Litigation and issued a declaratory judgment that ETE could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court also denied Williams’ requests for injunctive relief. The Court did not reach a decision regarding Williams’ claims related to the Issuance or ETE’s counterclaims. Williams filed a notice of appeal to the Supreme Court of Delaware on June 27, 2016, styled The Williams Companies, Inc. v. Energy Transfer Equity, L.P., No. 330, 2016.
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
On May 26, 2017, the Administrative Law Judge Patricia E. Hurt (“ALJ”) issued its initial decision (“Initial Decision”) and found that SPLP had acted discriminatorily by entering into T&D agreements with the two shippers other than BP and recommended that the FERC (1) adopt the FERC Trial Staff’s $13 million alternative damages proposal, (2) void the T&D agreements with Marathon and PBF, (3) re-set each shipper’s volume history to the level prior to the effective date of the proration policy, and (4) investigate the proration policy. The ALJ held that BP’s claim for damages was not time-barred in its entirety, but that it was not entitled to damages more than two years prior to the filing of the complaint.

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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2017 and 2016, accruals of approximately $33 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2017 or 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
On January 3, 2018, PADEP issued an Administrative Order to Sunoco Pipeline L.P. directing that work on the Mariner East 2 and 2X pipelines be stopped.  The Administrative Order detailed alleged violations of the permits issued by PADEP in February of 2017, during the construction of the project.  Sunoco Pipeline L.P. began working with PADEP representatives immediately after the Administrative Order was issued to resolve the compliance issues.  Those compliance issues could not be fully resolved by the deadline to appeal the Administrative Order, so Sunoco Pipeline L.P. took an appeal of the Administrative Order to the Pennsylvania Environmental Hearing Board on February 2, 2018.  On February 8, 2018, Sunoco Pipeline L.P. entered into a Consent Order and Agreement with PADEP that (1) withdraws the Administrative Order; (2) establishes requirements for compliance with permits on a going forward basis; (3) resolves the non-compliance alleged in the Administrative Order; and (4) conditions restart of work on an agreement by Sunoco Pipeline L.P. to pay a $12.6 million civil penalty to the Commonwealth of Pennsylvania.  In the Consent Order and agreement, Sunoco Pipeline L.P. admits to the factual allegations, but does not admit to the conclusions of law that were made by PADEP.  PADEP also found in the Consent Order and Agreement that Sunoco Pipeline L.P. had adequately addressed the issues raised in the Administrative Order and demonstrated an ability to comply with the permits. Sunoco Pipeline L.P. concurrently filed a request to the Pennsylvania Environmental Hearing Board to discontinue the appeal of the Administrative Order.  That request was granted on February 8, 2018.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2017, Sunoco, Inc. had been named as a PRP at approximately 43 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2017	2016
Current	$35	$26
Non-current	337	318
Total environmental liabilities	$372	$344

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
During the years ended December 31, 2017 and 2016, the Partnership recorded $32 million and $43 million, respectively, of expenditures related to environmental cleanup programs.
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
Our pipeline operations are subject to regulation by the United States Department of Transportation under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
In January 2012, ETP experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which ETP is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. This PHMSA Corrective Action Order was closed via correspondence dated November 4, 2016. No civil penalties were associated with the PHMSA Order. ETP also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. ETP has also received a “No Further Action” approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, ETP received a proposed penalty from the EPA and DOJ associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In October 2016, the PHMSA issued a Notice of Probable Violation (“NOPVs”) and a Proposed Compliance Order (“PCO”) related to ETP’s West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalty is in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of ETP’s Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. The case went to hearing in November 2016 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
In July 2016, the PHMSA issued a NOPV and PCO to our West Texas Gulf pipeline in connection with inspection and maintenance activities related to a 2013 incident on our crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. ETP does not expect there to be a material impact to its results of operations, cash flows, or financial position.

In August 2017, the PHMSA issued a NOPV and a PCO in connection with alleged violations on ETP’s Nederland to Kilgore pipeline in Texas. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. ETP does not expect there to be a material impact to its results of operations, cash flows or financial position.
Our operations are also subject to the requirements of the federal OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

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
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
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

The following table details our outstanding commodity-related derivatives:

	December 31, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,078	2018	(683)	2017
Basis Swaps IFERC/NYMEX (1)	48,510	2018-2020	2,243	2017
Options – Puts	13,000	2018	—	—
Power (Megawatt):
Forwards	435,960	2018-2019	391,880	2017 - 2018
Futures	(25,760)	2018	109,564	2017 - 2018
Options — Puts	(153,600)	2018	(50,400)	2017
Options — Calls	137,600	2018	186,400	2017
Crude (MBbls) – Futures	—	—	(617)	2017
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	4,650	2018-2020	10,750	2017 - 2018
Swing Swaps IFERC	87,253	2018-2019	(5,663)	2017
Fixed Swaps/Futures	(4,390)	2018-2019	(52,653)	2017 - 2019
Forward Physical Contracts	(145,105)	2018-2020	(22,492)	2017
Natural Gas Liquid (MBbls) – Forwards/Swaps	6,744	2018-2019	(5,787)	2017
Refined Products (MBbls) – Futures	(3,901)	2018-2019	(3,144)	2017
Corn (Bushels) – Futures	1,870,000	2018	1,580,000	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(39,770)	2018	(36,370)	2017
Fixed Swaps/Futures	(39,770)	2018	(36,370)	2017
Hedged Item — Inventory	39,770	2018	36,370	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2017	December 31, 2016
ETP	July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
ETP	July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
ETP	July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
ETP	July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
ETP	December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
ETP	March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies, and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$14	$—	$(2)	$(4)
	14	—	(2)	(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	262	338	(281)	(416)
Commodity derivatives	45	25	(58)	(58)
Interest rate derivatives	—	—	(219)	(193)
Embedded derivatives in ETP Convertible Preferred Units	—	—	—	(1)
	307	363	(558)	(668)
Total derivatives	$321	$363	$(560)	$(672)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(219)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	45	25	(58)	(58)
Broker cleared derivative contracts	Other current assets (liabilities)	276	338	(283)	(420)
		321	363	(560)	(672)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(21)	(4)	21	4
Counterparty netting	Other current assets (liabilities)	(263)	(338)	263	338
Total net derivatives		$37	$21	$(276)	$(330)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2017	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$26	$14	$21
Total		$26	$14	$21

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2017	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$31	$(35)	$(11)
Commodity derivatives – Non-trading	Cost of products sold	5	(177)	15
Interest rate derivatives	Losses on interest rate derivatives	(37)	(12)	(18)
Embedded derivatives	Other, net	1	4	12
Total		$—	$(220)	$(2)

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of ETP, Sunoco LP and Lake Charles LNG. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries have made matching contributions of $38 million, $44 million and $40 million to the 401(k) savings plan for the years ended December 31, 2017, 2016, and 2015, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2017, 2016, and 2015 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
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

The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2017			December 31, 2016
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$18	$51	$166	$20	$57	$181
Interest cost	1	1	4	1	2	4
Amendments	—	—	7	—	—	—
Benefits paid, net	(2)	(6)	(20)	(1)	(7)	(21)
Actuarial (gain) loss and other	2	1	(1)	(2)	(1)	2
Settlements	(18)	—	—	—	—	—
Benefit obligation at end of period	$1	$47	$156	$18	$51	$166

Change in plan assets:
Fair value of plan assets at beginning of period	$12	$—	$256	$15	$—	$261
Return on plan assets and other	3	—	11	(2)	—	6
Employer contributions	6	—	10	—	—	10
Benefits paid, net	(2)	—	(20)	(1)	—	(21)
Settlements	(18)	—	—	—	—	—
Fair value of plan assets at end of period	$1	$—	$257	$12	$—	$256

Amount underfunded (overfunded) at end of period	$—	$47	$(101)	$6	$51	$(90)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$127	$—	$—	$114
Current liabilities	—	(8)	(2)	—	(7)	(2)
Non-current liabilities	—	(39)	(24)	(6)	(44)	(23)
	$—	$(47)	$101	$(6)	$(51)	$89

Amounts recognized in accumulated other comprehensive loss (pre-tax basis) consist of:
Net actuarial gain	$—	$5	$(18)	$—	$—	$(13)
Prior service cost	—	—	21	—	—	15
	$—	$5	$3	$—	$—	$2

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2017			December 31, 2016
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$1	$47	N/A	$18	$51	N/A
Accumulated benefit obligation	1	47	$156	18	51	$166
Fair value of plan assets	1	—	257	12	—	256
Components of Net Periodic Benefit Cost

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net Periodic Benefit Cost:
Interest cost	$2	$4	$3	$4
Expected return on plan assets	—	(9)	(1)	(8)
Prior service cost amortization	—	2	—	1
Net periodic benefit cost	$2	$(3)	$2	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.27%	2.34%	3.65%	2.34%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.52%	3.10%	3.60%	3.06%
Expected return on assets:
Tax exempt accounts	3.50%	7.00%	3.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle’s and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2017	2016
Health care cost trend rate	7.20%	6.73%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.99%	4.96%
Year that the rate reaches the ultimate trend rate	2023	2021
Changes in the health care cost trend rate assumptions are not expected to have a significant impact on postretirement benefits.
Plan Assets
For the Panhandle plans, the overall investment strategy is to maintain an appropriate balance of actively managed investments with the objective of optimizing longer-term returns while maintaining a high standard of portfolio quality and achieving proper diversification.  To achieve diversity within its other postretirement plan asset portfolio, Panhandle has targeted the following asset allocations: equity of 25% to 35%, fixed income of 65% to 75%.
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Mutual funds (1)	$1	$1	$—	$—
Total	$1	$1	$—	$—

(1)	Comprised of 100% equities as of December 31, 2017.

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Mutual funds (1)	$12	$12	$—	$—
Total	$12	$12	$—	$—

(1)	Comprised of 100% equities as of December 31, 2016.

The fair value of the other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and Cash Equivalents	$33	$33	$—	$—
Mutual funds (1)	154	154	—	—
Fixed income securities	70	—	70	—
Total	$257	$187	$70	$—

(1)	Primarily comprised of approximately 38% equities, 61% fixed income securities and 2% cash as of December 31, 2017.

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and Cash Equivalents	$23	$23	$—	$—
Mutual funds (1)	142	142	—	—
Fixed income securities	91	—	91	—
Total	$256	$165	$91	$—

(1)	Primarily comprised of approximately 31% equities, 66% fixed income securities and 3% cash as of December 31, 2016.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $8 million to pension plans and $10 million to other postretirement plans in 2018.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle’s and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Pension Benefits - Unfunded Plans (1)	Other Postretirement Benefits (Gross, Before Medicare Part D)
2018	$8	$24
2019	6	23
2020	6	21
2021	5	19
2022	4	17
2023 – 2027	15	37
(1)     Expected benefit payments of funded pension plans are less than $1 million for the next ten years.
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
In June 2017, ETP acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 8.
ETE previously paid ETP to provide services on its behalf and on behalf of other subsidiaries of ETE, which included the reimbursement of various operating and general and administrative expenses incurred by ETP on behalf of ETE and its subsidiaries. These agreements expired in 2016.
In addition, subsidiaries of ETE recorded sales with affiliates of $303 million, $221 million and $290 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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
The Investment in Sunoco LP segment reflects the results of Sunoco LP beginning August 29, 2014, the date that ETP originally obtained control of Sunoco LP. ETE’s consolidated results reflect the elimination of MACS, Sunoco, LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP. In addition, subsequent to July 2015, ETP holds an equity method investment in Sunoco, LLC, and a continuing investment in Sunoco LP, the equity in earnings from which is also eliminated in ETE’s consolidated financial statements.
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

Eliminations in the tables below include the following:

•	MACS, Sunoco LLC, Susser and Sunoco Retail LLC for the periods during which those entities were included in the consolidated results of both ETP and Sunoco LP, as discussed above.

	Years Ended December 31,
	2017	2016	2015
Revenues:
Investment in ETP:
Revenues from external customers	$28,613	$21,618	$34,156
Intersegment revenues	441	209	136
	29,054	21,827	34,292
Investment in Sunoco LP:
Revenues from external customers	11,713	9,977	12,419
Intersegment revenues	10	9	11
	11,723	9,986	12,430
Investment in Lake Charles LNG:
Revenues from external customers	197	197	216

Adjustments and Eliminations:	(451)	(218)	(10,842)
Total revenues	$40,523	$31,792	$36,096

Costs of products sold:
Investment in ETP	$20,801	$15,080	$26,714
Investment in Sunoco LP	10,615	8,830	11,450
Adjustments and Eliminations	(450)	(217)	(9,496)
Total costs of products sold	$30,966	$23,693	$28,668

Depreciation, depletion and amortization:
Investment in ETP	$2,332	$1,986	$1,929
Investment in Sunoco LP	169	176	150
Investment in Lake Charles LNG	39	39	39
Corporate and Other	14	15	17
Adjustments and Eliminations	—	—	(184)
Total depreciation, depletion and amortization	$2,554	$2,216	$1,951

	Years Ended December 31,
	2017	2016	2015
Equity in earnings of unconsolidated affiliates:
Investment in ETP	$156	$59	$469
Adjustments and Eliminations	(12)	211	(193)
Total equity in earnings of unconsolidated affiliates	$144	$270	$276

	Years Ended December 31,
	2017	2016	2015
Segment Adjusted EBITDA:
Investment in ETP	$6,712	$5,733	$5,517
Investment in Sunoco LP	732	665	719
Investment in Lake Charles LNG	175	179	196
Corporate and Other	(31)	(170)	(104)
Adjustments and Eliminations	(268)	(272)	(590)
Total Segment Adjusted EBITDA	7,320	6,135	5,738
Depreciation, depletion and amortization	(2,554)	(2,216)	(1,951)
Interest expense, net of interest capitalized	(1,922)	(1,804)	(1,622)
Gains on acquisitions	—	83	—
Impairment of investments in unconsolidated affiliates	(313)	(308)	—
Impairment losses	(1,039)	(1,040)	(339)
Losses on interest rate derivatives	(37)	(12)	(18)
Non-cash unit-based compensation expense	(99)	(70)	(91)
Unrealized gains (losses) on commodity risk management activities	59	(136)	(65)
Losses on extinguishments of debt	(89)	—	(43)
Inventory valuation adjustments	24	97	(67)
Adjusted EBITDA related to discontinued operations	(223)	(199)	(228)
Adjusted EBITDA related to unconsolidated affiliates	(716)	(675)	(713)
Equity in earnings of unconsolidated affiliates	144	270	276
Other, net	155	79	23
Income from continuing operations before income tax benefit	$710	$204	$900
Income tax benefit from continuing operations	(1,833)	(258)	(123)
Income from continuing operations	2,543	462	1,023
Income (loss) from discontinued operations, net of tax	(177)	(462)	38
Net income	$2,366	$—	$1,061

	December 31,
	2017	2016	2015
Total assets:
Investment in ETP	$77,965	$70,105	$65,128
Investment in Sunoco LP	8,344	8,701	8,842
Investment in Lake Charles LNG	1,646	1,508	1,369
Corporate and Other	598	711	638
Adjustments and Eliminations	(2,307)	(2,100)	(4,833)
Total	$86,246	$78,925	$71,144

	Years Ended December 31,
	2017	2016	2015
Additions to property, plant and equipment, net of contributions in aid of construction costs (capital expenditures related to the Partnership’s proportionate ownership on an accrual basis):
Investment in ETP	$5,901	$5,810	$8,167
Investment in Sunoco LP	103	119	178
Investment in Lake Charles LNG	2	—	1
Adjustments and Eliminations	—	—	(123)
Total	$6,006	$5,929	$8,223

	December 31,
	2017	2016	2015
Advances to and investments in affiliates:
Investment in ETP	$3,816	$4,280	$5,003
Adjustments and Eliminations	(1,111)	(1,240)	(1,541)
Total	$2,705	$3,040	$3,462
The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP and Sunoco LP.
Investment in ETP

	Years Ended December 31,
	2017	2016	2015
Intrastate Transportation and Storage	$2,891	$2,155	$1,912
Interstate Transportation and Storage	915	946	1,008
Midstream	2,510	2,342	2,607
NGL and refined products transportation and services	8,326	5,973	4,569
Crude oil transportation and services	11,672	7,539	8,980
All Other	2,740	2,872	15,216
Total revenues	29,054	21,827	34,292
Less: Intersegment revenues	441	209	136
Revenues from external customers	$28,613	$21,618	$34,156
Investment in Sunoco LP

	Years Ended December 31,
	2017	2016	2015
Retail operations	$2,263	$1,991	$2,226
Wholesale operations	9,460	7,995	10,204
Total revenues	11,723	9,986	12,430
Less: Intersegment revenues	10	9	11
Revenues from external customers	$11,713	$9,977	$12,419
Investment in Lake Charles LNG
Lake Charles LNG’s revenues of $197 million, $197 million and $216 million for the years ended December 31, 2017, 2016 and 2015, respectively, were related to LNG terminalling.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year.

	Quarters Ended
	March 31*	June 30*	September 30*	December 31	Total Year
2017:
Revenues	$9,660	$9,427	$9,984	$11,452	$40,523
Operating income (loss)	758	746	924	285	2,713
Net income (loss)	319	121	758	1,168	2,366
Limited Partners’ interest in net income	232	204	240	239	915
Basic net income per limited partner unit	$0.22	$0.18	$0.22	$0.22	$0.85
Diluted net income per limited partner unit	$0.21	$0.18	$0.22	$0.22	$0.83

	Quarters Ended
	March 31*	June 30*	September 30*	December 31*	Total Year*
2016:
Revenues	$6,447	$7,866	$8,156	$9,323	$31,792
Operating income	680	814	624	(275)	1,843
Net income (loss)	320	417	(3)	(734)	—
Limited Partners’ interest in net income	311	239	207	226	983
Basic net income per limited partner unit	$0.30	$0.23	$0.20	$0.22	$0.94
Diluted net income per limited partner unit	$0.30	$0.23	$0.19	$0.21	$0.92
* As adjusted. See Note 2 and Note 3. A reconciliation of amounts previously reported in Forms 10-Q to the quarterly data has not been presented due to immateriality.
The three months ended December 31, 2017 and 2016 reflected the recognition of impairment losses of $1.04 billion and $1.04 billion, respectively. Impairment losses in 2017 were primarily related to ETP’s interstate transportation and storage operations, NGL and refined products operations and other operations as well as Sunoco LP’s retail operations. Impairment losses in 2016 were primarily related to ETP’s interstate transportation and storage operations and midstream operations as well as Sunoco LP’s retail operations. The three months ended December 31, 2017 and December 31, 2016 reflected the recognition of a non-cash impairment of ETP’s investments in subsidiaries of $313 million and $308 million, respectively, in its interstate transportation and storage operations.

17.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$2
Accounts receivable from related companies	65	55
Other current assets	1	—
Total current assets	67	57
PROPERTY, PLANT AND EQUIPMENT, net	27	36
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	6,082	5,088
INTANGIBLE ASSETS, net	—	1
GOODWILL	9	9
OTHER NON-CURRENT ASSETS, net	8	10
Total assets	$6,193	$5,201
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$—	$1
Accounts payable to related companies	—	22
Interest payable	66	66
Accrued and other current liabilities	4	3
Total current liabilities	70	92
LONG-TERM DEBT, less current maturities	6,700	6,358
NOTE PAYABLE TO AFFILIATE	617	443
OTHER NON-CURRENT LIABILITIES	2	2

COMMITMENTS AND CONTINGENCIES

PARTNERS’ DEFICIT:
General Partner	(3)	(3)
Limited Partners:
Common Unitholders (1,079,145,561 and 1,046,947,157 units authorized, issued and outstanding as of December 31, 2017 and 2016, respectively)	(1,643)	(1,871)
Series A Convertible Preferred Units (329,295,770 units authorized, issued and outstanding as of December 31, 2017 and 2016)	450	180
Total partners’ deficit	(1,196)	(1,694)
Total liabilities and partners’ deficit	$6,193	$5,201

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(31)	$(185)	$(112)
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(347)	(327)	(294)
Equity in earnings of unconsolidated affiliates	1,381	1,511	1,601
Loss on extinguishment of debt	(47)	—	—
Other, net	(2)	(4)	(5)
INCOME BEFORE INCOME TAXES	954	995	1,190
Income tax expense	—	—	1
NET INCOME	954	995	1,189
General Partner’s interest in net income	2	3	3
Convertible Unitholders’ interest in income	37	9	—
Class D Unitholder’s interest in net income	—	—	3
Limited Partners’ interest in net income	$915	$983	$1,183

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$831	$918	$1,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Bakken Pipeline Transaction	—	—	(817)
Contributions to unconsolidated affiliates	(861)	(70)	—
Capital expenditures	(1)	(16)	(19)
Contributions in aid of construction costs	7	—	—
Net cash used in investing activities	(855)	(86)	(836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,219	225	3,672
Principal payments on debt	(1,881)	(210)	(1,985)
Distributions to partners	(1,010)	(1,022)	(1,090)
Proceeds from affiliate	174	176	210
Common Units issued for cash	568	—	—
Units repurchased under buyback program	—	—	(1,064)
Debt issuance costs	(47)	—	(11)
Net cash provided by (used in) financing activities	23	(831)	(268)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	1	(1)
CASH AND CASH EQUIVALENTS, beginning of period	2	1	2
CASH AND CASH EQUIVALENTS, end of period	$1	$2	$1

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT
TO RULE 3-16 OF REGULATION S-X

Page
1. Energy Transfer Partners, L.P. Financial Statements	S - 2

1.	ENERGY TRANSFER PARTNERS, L.P. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Energy Transfer Partners, L.L.C. and
Unitholders of Energy Transfer Partners, L.P.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 (not separately included herein) expressed an unqualified opinion thereon.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for certain inventories.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.

Dallas, Texas
February 23, 2018

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$306	$360
Accounts receivable, net	3,946	3,002
Accounts receivable from related companies	318	209
Inventories	1,589	1,626
Income taxes receivable	135	128
Derivative assets	24	20
Other current assets	210	298
Total current assets	6,528	5,643

Property, plant and equipment	67,699	58,220
Accumulated depreciation and depletion	(9,262)	(7,303)
	58,437	50,917

Advances to and investments in unconsolidated affiliates	3,816	4,280
Other non-current assets, net	758	672
Intangible assets, net	5,311	4,696
Goodwill	3,115	3,897
Total assets	$77,965	$70,105
* As adjusted. See Note 2.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016*
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,126	$2,900
Accounts payable to related companies	209	43
Derivative liabilities	109	166
Accrued and other current liabilities	2,143	1,905
Current maturities of long-term debt	407	1,189
Total current liabilities	6,994	6,203

Long-term debt, less current maturities	32,687	31,741
Long-term notes payable – related company	—	250
Non-current derivative liabilities	145	76
Deferred income taxes	2,883	4,394
Other non-current liabilities	1,084	952

Commitments and contingencies
Legacy ETP Preferred Units	—	33
Redeemable noncontrolling interests	21	15

Equity:
Series A Preferred Units (950,000 units authorized, issued and outstanding as of December 31, 2017)	944	—
Series B Preferred Units (550,000 units authorized, issued and outstanding as of December 31, 2017)	547	—
Limited Partners:
Common Unitholders (1,164,112,575 and 794,803,854 units authorized, issued and outstanding as of December 31, 2017 and 2016, respectively)	26,531	14,925
Class E Unitholder (8,853,832 units authorized, issued and outstanding – held by subsidiary)	—	—
Class G Unitholder (90,706,000 units authorized, issued and outstanding – held by subsidiary)	—	—
Class H Unitholder (81,001,069 units authorized, issued and outstanding as of December 31, 2016)	—	3,480
Class I Unitholder (100 units authorized, issued and outstanding)	—	2
Class K Unitholders (101,525,429 units authorized, issued and outstanding – held by subsidiaries)	—	—
General Partner	244	206
Accumulated other comprehensive income	3	8
Total partners’ capital	28,269	18,621
Noncontrolling interest	5,882	7,820
Total equity	34,151	26,441
Total liabilities and equity	$77,965	$70,105
* As adjusted. See Note 2.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2017	2016*	2015*
REVENUES:
Natural gas sales	$4,172	$3,619	$3,671
NGL sales	6,972	4,841	3,936
Crude sales	10,184	6,766	8,378
Gathering, transportation and other fees	4,265	4,003	3,997
Refined product sales (see Note 3)	1,515	1,047	9,958
Other (see Note 3)	1,946	1,551	4,352
Total revenues	29,054	21,827	34,292
COSTS AND EXPENSES:
Cost of products sold (see Note 3)	20,801	15,080	26,714
Operating expenses (see Note 3)	2,170	1,839	2,608
Depreciation, depletion and amortization	2,332	1,986	1,929
Selling, general and administrative (see Note 3)	434	348	475
Impairment losses	920	813	339
Total costs and expenses	26,657	20,066	32,065
OPERATING INCOME	2,397	1,761	2,227
OTHER INCOME (EXPENSE):
Interest expense, net	(1,365)	(1,317)	(1,291)
Equity in earnings from unconsolidated affiliates	156	59	469
Impairment of investments in unconsolidated affiliates	(313)	(308)	—
Gains on acquisitions	—	83	—
Losses on extinguishments of debt	(42)	—	(43)
Losses on interest rate derivatives	(37)	(12)	(18)
Other, net	209	131	22
INCOME BEFORE INCOME TAX BENEFIT	1,005	397	1,366
Income tax benefit	(1,496)	(186)	(123)
NET INCOME	2,501	583	1,489
Less: Net income attributable to noncontrolling interest	420	295	134
Less: Net loss attributable to predecessor	—	—	(34)
NET INCOME ATTRIBUTABLE TO PARTNERS	2,081	288	1,389
General Partner’s interest in net income	990	948	1,064
Preferred Unitholders’ interest in net income	12	—	—
Class H Unitholder’s interest in net income	93	351	258
Class I Unitholder’s interest in net income	—	8	94
Common Unitholders’ interest in net income (loss)	$986	$(1,019)	$(27)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$0.94	$(1.38)	$(0.07)
Diluted	$0.93	$(1.38)	$(0.08)
* As adjusted. See Note 2.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2017	2016*	2015*
Net income	$2,501	$583	$1,489
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	6	2	(3)
Actuarial gain (loss) relating to pension and other postretirement benefits	(12)	(1)	65
Foreign currency translation adjustment	—	(1)	(1)
Change in other comprehensive income (loss) from unconsolidated affiliates	1	4	(1)
	(5)	4	60
Comprehensive income	2,496	587	1,549
Less: Comprehensive income attributable to noncontrolling interest	420	295	134
Less: Comprehensive loss attributable to predecessor	—	—	(34)
Comprehensive income attributable to partners	$2,076	$292	$1,449
* As adjusted. See Note 2.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

			Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Unit holders	Class H Units	Class I Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Predecessor Equity	Total
Balance, December 31, 2014*	$—	$—	$10,427	$1,512	$—	$184	$(56)	$5,143	$8,088	$25,298
Distributions to partners	—	—	(1,863)	(247)	(80)	(944)	—	—	—	(3,134)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(338)	—	(338)
Units issued for cash	—	—	1,428	—	—	—	—	—	—	1,428
Subsidiary units issued for cash	—	—	298	—	—	2	—	1,219	—	1,519
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	875	—	875
Bakken Pipeline Transaction	—	—	(999)	1,946	—	—	—	72	—	1,019
Sunoco LP Exchange Transaction	—	—	(52)	—	—	—	—	(940)	—	(992)
Susser Exchange Transaction	—	—	(68)	—	—	—	—	—	—	(68)
Acquisition and disposition of noncontrolling interest	—	—	(26)	—	—	—	—	(39)	—	(65)
Predecessor distributions to partners	—	—	—	—	—	—	—	—	(202)	(202)
Predecessor units issued for cash	—	—	—	—	—	—	—	—	34	34
Regency Merger	—	—	7,890	—	—	—	—	—	(7,890)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	60	—	—	60
Other, net	—	—	23	—	—	—	—	36	4	63
Net income (loss)	—	—	(27)	258	94	1,064	—	134	(34)	1,489
Balance, December 31, 2015*	—	—	17,031	3,469	14	306	4	6,162	—	26,986
Distributions to partners	—	—	(2,134)	(340)	(20)	(1,048)	—	—	—	(3,542)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(481)	—	(481)
Units issued for cash	—	—	1,098	—	—	—	—	—	—	1,098
Subsidiary units issued	—	—	37	—	—	—	—	1,351	—	1,388

Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	236	—	236
Sunoco, Inc. retail business to Sunoco LP transaction	—	—	(405)	—	—	—	—	—	—	(405)
PennTex Acquisition	—	—	307	—	—	—	—	236	—	543
Other comprehensive income, net of tax	—	—	—	—	—	—	4	—	—	4
Other, net	—	—	10	—	—	—	—	21	—	31
Net income (loss)	—	—	(1,019)	351	8	948	—	295	—	583
Balance, December 31, 2016*	—	—	14,925	3,480	2	206	8	7,820	—	26,441
Distributions to partners	—	—	(2,419)	(95)	(2)	(952)	—	—	—	(3,468)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(430)	—	(430)
Units issued for cash	937	542	2,283	—	—	—	—	—	—	3,762
Sunoco Logistics Merger	—	—	9,416	(3,478)	—	—	—	(5,938)	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	2,202	—	2,202
Sale of Bakken Pipeline interest	—	—	1,260	—	—	—	—	740	—	2,000
Sale of Rover Pipeline interest	—	—	93	—	—	—	—	1,385	—	1,478
Acquisition of PennTex noncontrolling interest	—	—	(48)	—	—	—	—	(232)	—	(280)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5)	—	—	(5)
Other, net	—	—	35	—	—	—	—	(85)	—	(50)
Net income	7	5	986	93	—	990	—	420	—	2,501
Balance, December 31, 2017	$944	$547	$26,531	$—	$—	$244	$3	$5,882	$—	$34,151
* As adjusted. See Note 2.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2017	2016*	2015*
OPERATING ACTIVITIES:
Net income	$2,501	$583	$1,489
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,332	1,986	1,929
Deferred income taxes	(1,531)	(169)	202
Amortization included in interest expense	2	(20)	(36)
Inventory valuation adjustments	—	—	(58)
Unit-based compensation expense	74	80	79
Impairment losses	920	813	339
Gains on acquisitions	—	(83)	—
Losses on extinguishments of debt	42	—	43
Impairment of investments in unconsolidated affiliates	313	308	—
Distributions on unvested awards	(31)	(25)	(16)
Equity in earnings of unconsolidated affiliates	(156)	(59)	(469)
Distributions from unconsolidated affiliates	440	406	440
Other non-cash	(261)	(271)	(22)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(160)	(246)	(1,173)
Net cash provided by operating activities	4,485	3,303	2,747
INVESTING ACTIVITIES:
Cash proceeds from sale of Bakken Pipeline interest	2,000	—	—
Cash proceeds from sale of Rover Pipeline interest	1,478	—	—
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	—	2,200	—
Proceeds from Bakken Pipeline Transaction	—	—	980
Proceeds from Susser Exchange Transaction	—	—	967
Proceeds from sale of noncontrolling interest	—	—	64
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—	—
Cash paid for Vitol Acquisition, net of cash received	—	(769)	—
Cash paid for PennTex Acquisition, net of cash received	—	(299)	—
Cash transferred to ETE in connection with the Sunoco LP Exchange	—	—	(114)
Cash paid for acquisition of a noncontrolling interest	—	—	(129)
Cash paid for all other acquisitions	(264)	(159)	(675)
Capital expenditures, excluding allowance for equity funds used during construction	(8,335)	(7,550)	(9,098)
Contributions in aid of construction costs	24	71	80
Contributions to unconsolidated affiliates	(268)	(59)	(45)
Distributions from unconsolidated affiliates in excess of cumulative earnings	136	135	124
Proceeds from the sale of assets	35	25	23
Change in restricted cash	—	14	19
Other	1	1	(16)
Net cash used in investing activities	(5,473)	(6,390)	(7,820)

FINANCING ACTIVITIES:
Proceeds from borrowings	26,736	19,916	22,462
Repayments of long-term debt	(26,494)	(15,799)	(17,843)
Cash (paid to) received from affiliate notes	(255)	124	233
Common Units issued for cash	2,283	1,098	1,428
Preferred Units issued for cash	1,479	—	—
Subsidiary units issued for cash	—	1,388	1,519
Predecessor units issued for cash	—	—	34
Capital contributions from noncontrolling interest	1,214	236	841
Distributions to partners	(3,468)	(3,542)	(3,134)
Predecessor distributions to partners	—	—	(202)
Distributions to noncontrolling interest	(430)	(481)	(338)
Redemption of Legacy ETP Preferred Units	(53)	—	—
Debt issuance costs	(83)	(22)	(63)
Other	5	2	—
Net cash provided by financing activities	934	2,920	4,937
Decrease in cash and cash equivalents	(54)	(167)	(136)
Cash and cash equivalents, beginning of period	360	527	663
Cash and cash equivalents, end of period	$306	$360	$527
* As adjusted. See Note 2.

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
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction (the “Sunoco Logistics Merger”). Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. In connection with the merger, the ETP Class H units were cancelled. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by ETP at the effective time of the merger were cancelled.
In connection with the Sunoco Logistics Merger, Energy Transfer Partners, L.P. changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” For purposes of maintaining clarity, the following references are used herein:

•	References to “ETLP” refer to Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The Sunoco Logistics Merger resulted in Energy Transfer Partners, L.P. being treated as the surviving consolidated entity from an accounting perspective, while Sunoco Logistics (prior to changing its name to “Energy Transfer Partners, L.P.”) was the surviving consolidated entity from a legal and reporting perspective. Therefore, for the pre-merger periods, the consolidated financial statements reflect the consolidated financial statements of the legal acquiree (i.e., the entity that was named “Energy Transfer Partners, L.P.” prior to the merger and name changes).
The Sunoco Logistics Merger was accounted for as an equity transaction. The Sunoco Logistics Merger did not result in any changes to the carrying values of assets and liabilities in the consolidated financial statements, and no gain or loss was recognized. For the periods prior to the Sunoco Logistics Merger, the Sunoco Logistics limited partner interests that were owned by third parties (other than Energy Transfer Partners, L.P. or its consolidated subsidiaries) are presented as noncontrolling interest in these consolidated financial statements.
The historical common units and net income (loss) per limited partner unit amounts presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.
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

The Partnership owns a controlling interest in Sunoco Logistics Partners Operations L.P., which owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets, which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.
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
For prior periods reported herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliates. These reclassifications had no impact on net income or total equity.
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
Change in Accounting Policy
During the fourth quarter of 2017, the Partnership elected to change its method of inventory costing to weighted-average cost for certain inventory that had previously been accounted for using the last-in, first-out (“LIFO”) method. The inventory impacted by this change included the crude oil, refined products and NGLs associated with the legacy Sunoco Logistics business. Management believes that the weighted-average cost method is preferable to the LIFO method as it more closely aligns the accounting policies across the consolidated entity, given that the legacy ETP inventory has been accounted for using the weighted-average cost method.

As a result of this change in accounting policy, prior periods have been retrospectively adjusted, as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Originally Reported*	Effect of Change	As Adjusted	As Originally Reported*	Effect of Change	As Adjusted
Consolidated Statement of Operations and Comprehensive Income:
Cost of products sold	$15,039	$41	$15,080	$26,682	$32	$26,714
Operating income	1,802	(41)	1,761	2,259	(32)	2,227
Income before income tax benefit	438	(41)	397	1,398	(32)	1,366
Net income	624	(41)	583	1,521	(32)	1,489
Net income attributable to partners	297	(9)	288	1,398	(9)	1,389
Net loss per common unit - basic	(1.37)	(0.01)	(1.38)	(0.06)	(0.01)	(0.07)
Net loss per common unit - diluted	(1.37)	(0.01)	(1.38)	(0.07)	(0.01)	(0.08)
Comprehensive income	628	(41)	587	1,581	(32)	1,549
Comprehensive income attributable to partners	301	(9)	292	1,458	(9)	1,449

Consolidated Statements of Cash Flows:
Net income	624	(41)	583	1,521	(32)	1,489
Net change in operating assets and liabilities (change in inventories)	(117)	(129)	(246)	(1,367)	194	(1,173)

Consolidated Balance Sheets (at period end):
Inventories	1,712	(86)	1,626	1,213	(45)	1,168
Total partners' capital	18,642	(21)	18,621	20,836	(12)	20,824
* Amounts reflect certain reclassifications made to conform to the current year presentation.
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

The Partnership adopted ASU 2014-09 on January 1, 2018. The Partnership applied the cumulative catchup transition method and recognized the cumulative effect of the retrospective application of the standard. The effect of the retrospective application of the standard was not material.
For future periods, we expect that the adoption of this standard will result in a change to revenues with offsetting changes to costs associated primarily with the designation of certain of our midstream segment agreements to be in-substance supply agreements, requiring amounts that had previously been reported as revenue under these agreements to be reclassified to a reduction of cost of sales. Changes to revenues along with offsetting changes to costs will also occur due to changes in the accounting for noncash consideration in multiple of our reportable segments, as well as fuel usage and loss allowances. None of these changes is expected to have a material impact on net income.
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The Partnership expects to adopt ASU 2016-02 in the first quarter of 2019 and is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
ASU 2016-16
On January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
ASU 2017-04
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance did not amend the optional qualitative assessment of goodwill impairment. The standard requires prospective application and therefore will only impact periods subsequent to the adoption. The Partnership adopted this ASU for its annual goodwill impairment test in the fourth quarter of 2017.
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
Results from the midstream segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipeline and gathering systems and the level of natural gas and NGL prices. We generate midstream revenues and segment margins principally under fee-based or other arrangements in which we receive a fee for natural gas gathering, compressing, treating or processing services. The revenue earned from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices.
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
The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2017	2016	2015
Accounts receivable	$(950)	$(919)	$819
Accounts receivable from related companies	67	30	(243)
Inventories	37	(497)	(157)
Other current assets	39	83	(178)
Other non-current assets, net	(94)	(78)	188
Accounts payable	758	972	(1,215)
Accounts payable to related companies	(3)	29	(160)
Accrued and other current liabilities	(47)	39	(83)
Other non-current liabilities	24	33	(219)
Price risk management assets and liabilities, net	9	62	75
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(160)	$(246)	$(1,173)

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2017	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,059	$822	$896
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	—	194	—
Net gains from subsidiary common unit transactions	—	37	300
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$—	$307	$—
Issuance of Common Units in connection with the Regency Merger	—	—	9,250
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	—	—	1,946
Contribution of assets from noncontrolling interest	988	—	34
Redemption of Common Units in connection with the Bakken Pipeline Transaction	—	—	999
Redemption of Common Units in connection with the Sunoco LP Exchange	—	—	52
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,329	$1,411	$1,467
Cash paid for (refund of) income taxes	50	(229)	71
Accounts Receivable
Our operations deal with a variety of counterparties across the energy sector, some of which are investment grade, and most of which are not. Internal credit ratings and credit limits are assigned to all counterparties and limits are monitored against credit exposure. Letters of credit or prepayments may be required from those counterparties that are not investment grade depending on the internal credit rating and level of commercial activity with the counterparty.
We have a diverse portfolio of customers; however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production segment. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
We enter into netting arrangements with counterparties to the extent possible to mitigate credit risk. Transactions are confirmed with the counterparty and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the consolidated balance sheets.
Inventories
As discussed under “Change in Accounting Policy” in Note 2, the Partnership changed its accounting policy for certain inventory in the fourth quarter of 2017.
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.

Inventories consisted of the following:

	December 31,
	2017	2016
Natural gas, NGLs, and refined products	$733	$758
Crude oil	551	651
Spare parts and other	305	217
Total inventories	$1,589	$1,626
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2017	2016
Deposits paid to vendors	$64	$74
Prepaid expenses and other	146	224
Total other current assets	$210	$298
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
In 2017, the Partnership recorded a $127 million fixed asset impairment related to Sea Robin primarily due to a reduction in expected future cash flows due to an increase during 2017 in insurance costs related to offshore assets. In 2016, the Partnership recorded a $133 million fixed asset impairment related to the interstate transportation and storage segment primarily due to expected decreases in future cash flows driven by declines in commodity prices as well as a $10 million impairment to property, plant and equipment in the midstream segment. In 2015, the Partnership recorded a $110 million fixed asset impairment related to the NGL and refined products transportation and services segment primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for our reporting units during the periods presented.
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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2017	2016
Land and improvements	$1,706	$676
Buildings and improvements (1 to 45 years)	1,960	1,617
Pipelines and equipment (5 to 83 years)	44,050	36,356
Natural gas and NGL storage facilities (5 to 46 years)	1,681	1,452
Bulk storage, equipment and facilities (2 to 83 years)	3,036	3,701
Vehicles (1 to 25 years)	124	217
Right of way (20 to 83 years)	3,424	3,349
Natural resources	434	434
Other (1 to 40 years)	534	484
Construction work-in-process	10,750	9,934
	67,699	58,220
Less – Accumulated depreciation and depletion	(9,262)	(7,303)
Property, plant and equipment, net	$58,437	$50,917
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Depreciation and depletion expense	$2,060	$1,793	$1,713
Capitalized interest	283	199	163
Advances to and Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2017	2016
Regulatory assets	$85	$86
Deferred charges	210	217
Restricted funds	192	190
Long-term affiliated receivable	85	90
Other	186	89
Total other non-current assets, net	$758	$672
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
Components and useful lives of intangible assets were as follows:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$6,250	$(1,003)	$5,362	$(737)
Patents (10 years)	48	(26)	48	(21)
Trade Names (20 years)	66	(25)	66	(22)
Other (5 to 20 years)	1	—	2	(2)
Total intangible assets	$6,365	$(1,054)	$5,478	$(782)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2017	2016	2015
Reported in depreciation, depletion and amortization	$272	$193	$216
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2018	$280
2019	278
2020	278
2021	268
2022	256
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
In 2015, we recorded $24 million of intangible asset impairments related to the NGL and refined products transportation and services segment primarily due to an expected decrease in future cash flows.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	All Other	Total
Balance, December 31, 2015	$10	$912	$718	$772	$912	$2,104	$5,428
Reduction due to contribution of legacy Sunoco, Inc. retail business	—	—	—	—	—	(1,289)	(1,289)
Acquired	—	—	177	—	251	—	428
Impaired	—	(638)	(32)	—	—	—	(670)
Balance, December 31, 2016	10	274	863	772	1,163	815	3,897
Acquired	—	—	8	—	4	—	12
Impaired	—	(262)	—	(79)	—	(452)	(793)
Other	—	—	(1)	—	—	—	(1)
Balance, December 31, 2017	$10	$12	$870	$693	$1,167	$363	$3,115
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the fourth quarter of 2017, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $262 million in the interstate transportation and storage segment, $79 million in the NGL and refined products transportation and services segment and $452 million in the all other segment primarily due to changes in assumptions related to projected future revenues and cash flows from the dates the goodwill was originally recorded.
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
During the fourth quarter of 2015, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $99 million in the interstate transportation and storage segment and $106 million in the NGL and refined products transportation and services segment primarily due to market declines in current and expected future commodity prices in the fourth quarter of 2015.
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
Except for certain amounts discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2017 and 2016, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. We believe we may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
As of December 31, 2017 and 2016, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $165 million and $170 million, respectively.
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
Long-lived assets related to AROs aggregated $2 million and $14 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2017 and 2016, respectively. In addition, the Partnership had $21 million and $13 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2017 and 2016, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2017	2016
Interest payable	$443	$440
Customer advances and deposits	59	56
Accrued capital expenditures	1,006	749
Accrued wages and benefits	208	212
Taxes payable other than income taxes	108	63
Exchanges payable	154	208
Other	165	177
Total accrued and other current liabilities	$2,143	$1,905
Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit.

Redeemable Noncontrolling Interests
The noncontrolling interest holders in one of our consolidated subsidiaries has the option to sell its interests to us.  In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on ETP’s consolidated balance sheet.
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2017 was $34.28 billion and $33.09 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our debt obligations was $33.85 billion and $32.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017 and 2016 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2017
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Swaps	8	—	8
Power:
Forwards	23	—	23
Natural Gas Liquids – Forwards/Swaps	193	193	—
Crude – Futures	2	2	—
Total commodity derivatives	320	276	44
Other non-current assets	21	14	7
Total assets	$341	$290	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Swaps	(2)	—	(2)
Power – Forwards	(22)	—	(22)
Natural Gas Liquids – Forwards/Swaps	(192)	(192)	—
Refined Products – Futures	(25)	(25)	—
Crude – Futures	(1)	(1)	—
Total commodity derivatives	(338)	(300)	(38)
Total liabilities	$(557)	$(300)	$(257)

	Fair Value Total	Fair Value Measurements at December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Other non-current assets	13	8	5	—
Total assets	$375	$363	$12	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the Legacy ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)
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

Costs and Expenses
Cost of products sold include actual cost of fuel sold, adjusted for the effects of our hedging and other commodity derivative activities, and the cost of appliances, parts and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, purchasing costs and plant operations. Selling, general and administrative expenses include all partnership related expenses and compensation for executive, partnership, and administrative personnel.
We record the collection of taxes to be remitted to government authorities on a net basis except for our all other segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). For the year ended December 31, 2015, excise taxes collected by Sunoco LP were $1.85 billion. The Partnership deconsolidated Sunoco LP effective July 1, 2015 and no excise taxes were collected by our consolidated operations subsequent to that date.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETP would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2017, 2016, and 2015, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include ETP Holdco, Inland Corporation, Oasis Pipeline Company and until July 31, 2015, Susser Holding Corporation. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
Pensions and Other Postretirement Benefit Plans
The Partnership recognizes the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Changes in the funded status of the plan are recorded in the year in which the change occurs within AOCI in equity or, for entities applying regulatory accounting, as a regulatory asset or regulatory liability.
Allocation of Income
For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests. The capital account provisions of our Partnership Agreement incorporate principles established for United States Federal income tax purposes and are not comparable to the partners’ capital balances reflected under GAAP in our consolidated financial statements. Our net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and Limited Partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our General Partner, the holder of the IDRs pursuant to our Partnership Agreement, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the General Partner and Limited Partners based on their respective ownership interests.

3.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
2018 Transactions
CDM Contribution Agreement
In January 2018, ETP entered into a contribution agreement (“CDM Contribution Agreement”) with ETP GP, ETC Compression, LLC, USAC and ETE, pursuant to which, among other things, ETP will contribute to USAC and USAC will acquire from ETP all of the issued and outstanding membership interests of CDM and CDM E&T for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in USAC (“USAC Common Units”), with a value of approximately $335 million, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“Class B Units”), with a value of approximately $112 million and (iii) an amount in cash equal to $1.225 billion, subject to certain adjustments. The Class B Units that ETP will receive will be a new class of partnership interests of USAC that will have substantially all of the rights and obligations of a USAC Common Unit, except the Class B Units will not participate in distributions made prior to the one year anniversary of the closing date of the CDM Contribution Agreement (such date, the “Class B Conversion Date”) with respect to USAC Common Units. On the Class B Conversion Date, each Class B Unit will automatically convert into one USAC Common Unit. The transaction is expected to close in the first half of 2018, subject to customary closing conditions.
In connection with the CDM Contribution Agreement, ETP entered into a purchase agreement with ETE, Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USAC Holdings and, solely for certain purposes therein, R/C IV USACP Holdings, L.P., pursuant to which, among other things, the GP Purchasers will acquire from USAC Holdings (i) all of the outstanding limited liability company interests in USA Compression GP, LLC, the general partner of USAC (“USAC GP”), and (ii) 12,466,912 USAC Common Units for cash consideration equal to $250 million.
2017 Transactions
Rover Contribution Agreement
In October 2017, ETP completed the previously announced contribution transaction with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners, pursuant to which ETP exchanged a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). As a result, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone. Upon closing, Blackstone contributed funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments.
ETP and Sunoco Logistics Merger
As discussed in Note 1, in April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed the Sunoco Logistics Merger.
Permian Express Partners
In February 2017, Sunoco Logistics formed PEP, a strategic joint venture with ExxonMobil. Sunoco Logistics contributed its Permian Express 1, Permian Express 2, Permian Longview and Louisiana Access pipelines. ExxonMobil contributed its Longview to Louisiana and Pegasus pipelines, Hawkins gathering system, an idle pipeline in southern Oklahoma, and its Patoka, Illinois terminal. Assets contributed to PEP by ExxonMobil were reflected at fair value on the Partnership’s consolidated balance sheet at the date of the contribution, including $547 million of intangible assets and $435 million of property, plant and equipment.
In July 2017, ETP contributed an approximate 15% ownership interest in Dakota Access and ETCO to PEP, which resulted in an increase in ETP’s ownership interest in PEP to approximately 88%. ETP maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of the Partnership. ExxonMobil’s interest in PEP is reflected as noncontrolling interest in the consolidated balance sheets. ExxonMobil’s contribution resulted in an increase of $988 million in noncontrolling interest, which is reflected in “Capital contributions from noncontrolling interest” in the consolidated statement of equity.

Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
2016 Transactions
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana. As discussed in Note 8, the Partnership purchased PennTex’s remaining outstanding common units in June 2017.
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
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol’s crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC (“SunVit”), which increased Sunoco Logistics’ overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.

Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provided substantially all of the remaining capital necessary to complete the projects. As of December 31, 2017, $2.50 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
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
Following is a summary of amounts reflected for the prior periods in ETP’s consolidated statements of operations related to Sunoco, LLC and the legacy Sunoco, Inc. retail business, which operations are no longer consolidated:

Year Ended December 31, 2015
Revenues	$12,482
Cost of products sold	11,174
Operating expenses	798
Selling, general and administrative expenses	106
2015 Transactions
Sunoco LP
In April 2015, Sunoco LP acquired a 31.58% equity interest in Sunoco, LLC from Retail Holdings for $816 million. Sunoco, LLC distributes approximately 5.3 billion gallons per year of motor fuel to customers in the east, midwest and southwest regions of the United States. Sunoco LP paid $775 million in cash and issued a value of $41 million in Sunoco LP common units to Retail Holdings, based on the five-day volume weighted average price of Sunoco LP’s common units as of March 20, 2015.
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
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 31.5 million ETP common units owned by ETE (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE provided ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP, including goodwill of $1.81 billion and intangible assets of $982 million related to Sunoco LP. At December 31, 2017, the Partnership held 37.8 million Sunoco LP common units accounted for under the equity method. Subsequent to Sunoco LP’s repurchase of a portion of its common units on February 7, 2018, as discussed in Note 4, our investment in Sunoco LP consists of 26.2 million units. The results of Sunoco LP’s operations have not been presented as discontinued operations and Sunoco LP’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Bakken Pipeline
In March 2015, ETE transferred 46.2 million Partnership common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitled ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics (the “Bakken Pipeline Transaction”). In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provided distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016. The Class H Units were cancelled in connection with the Sunoco Logistics Merger in April 2017.
In October 2015, Sunoco Logistics completed the acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access and ETCO, which together intend to develop the Bakken Pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast. ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline project as of the date of closing of the exchange transaction.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly-owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.6186 Partnership common units. ETP issued 258.3 million Partnership common units to Regency unitholders, including 23.3 million units issued to Partnership subsidiaries. Regency’s 1.9 million outstanding Series A Convertible Preferred Units were converted into corresponding Legacy ETP Preferred Units on a one-for-one basis.
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
ETP has assumed all of the obligations of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Citrus
ETP owns CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, an approximately 5,360-mile natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. Our investment in Citrus is reflected in our interstate transportation and storage segment.
FEP
We have a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. Our investment in FEP is reflected in the interstate transportation and storage segment. The Partnership evaluated its investment in FEP for impairment as of December 31, 2017, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. The Partnership recorded an impairment of its investment in FEP of $141 million during the year ended December 31, 2017 due to a negative outlook for long-term transportation contracts as a result of a decrease in production in the Fayetteville basin and a customer re-contracting with a competitor.
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
HPC
We own a 49.99% interest in HPC, which, through its ownership of RIGS, delivers natural gas from northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system. Our investment in HPC is reflected in the intrastate transportation and storage segment. The Partnership evaluated its investment in HPC for impairment as of December 31, 2017, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. During the year ended December 31, 2017, the Partnership recorded a $172 million impairment of its equity method investment in HPC primarily due to a decrease in projected future revenues and cash flows driven by the bankruptcy of one of HPC’s major customers in 2017 and an expectation that contracts expiring in the next few years will be renewed at lower tariff rates and lower volumes.
Sunoco LP
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from the Partnership. As a result, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. As of December 31, 2017, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 43.6% of Sunoco LP’s total outstanding common units, and is reflected in the all other segment.
In February 2018, after the record date for Sunoco LP’s fourth quarter 2017 cash distributions, Sunoco LP repurchased 17,286,859 Sunoco LP common units owned by ETP for aggregate cash consideration of approximately $540 million. ETP used the proceeds from the sale of the Sunoco LP common units to repay amounts outstanding under its revolving credit facility.
The carrying values of the Partnership’s advances to and investments in unconsolidated affiliates as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Citrus	$1,754	$1,729
FEP	121	101
MEP	242	318
HPC	28	382
Sunoco LP	1,095	1,225
Others	576	525
Total	$3,816	$4,280

The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2017	2016	2015
Citrus	$144	$102	$97
FEP	53	51	55
MEP	38	40	45
HPC(1)	(168)	31	32
Sunoco, LLC	—	—	(10)
Sunoco LP(2)	12	(211)	202
Other	77	46	48
Total equity in earnings of unconsolidated affiliates	156	59	469

(1)
For the year ended December 31, 2017, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by HPC, which reduced the Partnership’s equity in earnings by $185 million.

(2)
For the years ended December 31, 2017 and 2016, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by Sunoco LP, which reduced the Partnership’s equity in earnings by $176 million and $277 million, respectively.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, FEP, MEP, HPC and Sunoco LP (on a 100% basis) for all periods presented:

	December 31,
	2017	2016
Current assets	$4,750	$1,532
Property, plant and equipment, net	9,893	10,310
Other assets	2,286	5,980
Total assets	$16,929	$17,822

Current liabilities	$2,075	$1,918
Non-current liabilities	9,375	10,343
Equity	5,479	5,561
Total liabilities and equity	$16,929	$17,822

	Years Ended December 31,
	2017	2016	2015
Revenue	$13,081	$11,150	$13,815
Operating income	636	859	1,052
Net income (loss)	294	(22)	664
In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
The following table provides a reconciliation of the numerator and denominator of the basic and diluted income (loss) per unit.
The historical common units and net income (loss) per limited partner unit amounts presented in these consolidated financial statements have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.

	Years Ended December 31,
	2017	2016	2015
Net income	$2,501	$583	$1,489
Less: Income attributable to noncontrolling interest	420	295	134
Less: Loss attributable to predecessor	—	—	(34)
Net income, net of noncontrolling interest	2,081	288	1,389
General Partner’s interest in net income	990	948	1,064
Preferred Unitholders’ interest in net income	12	—	—
Class H Unitholder’s interest in net income	93	351	258
Class I Unitholder’s interest in net income	—	8	94
Common Unitholders’ interest in net income (loss)	986	(1,019)	(27)
Additional earnings allocated from (to) General Partner	9	(10)	(5)
Distributions on employee unit awards, net of allocation to General Partner	(27)	(19)	(16)
Net income (loss) available to Common Unitholders	$968	$(1,048)	$(48)
Weighted average Common Units – basic	1,032.7	758.2	649.2
Basic net income (loss) per Common Unit	$0.94	$(1.38)	$(0.07)

Income (loss) available to Common Unitholders	$968	$(1,048)	$(48)
Loss attributable to Legacy ETP Preferred Units	—	—	(6)
Diluted income (loss) available to Common Unitholders	$968	$(1,048)	$(54)
Weighted average Common Units – basic	1,032.7	758.2	649.2
Dilutive effect of unvested Unit Awards	5.1	—	—
Dilutive effect of Legacy ETP Preferred Units	—	—	1.0
Weighted average Common Units – diluted	1,037.8	758.2	650.2
Diluted income (loss) per Common Unit	$0.93	$(1.38)	$(0.08)

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2017	2016
ETP Debt
6.125% Senior Notes due February 15, 2017	$—	$400
2.50% Senior Notes due June 15, 2018 (1)	650	650
6.70% Senior Notes due July 1, 2018 (1)	600	600
9.70% Senior Notes due March 15, 2019	400	400
9.00% Senior Notes due April 15, 2019	450	450
5.50% Senior Notes due February 15, 2020	250	250
5.75% Senior Notes due September 1, 2020	400	400

4.15% Senior Notes due October 1, 2020	1,050	1,050
4.40% Senior Notes due April 1, 2021	600	600
6.50% Senior Notes due July 15, 2021	—	500
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
4.65% Senior Notes due February 15, 2022	300	300
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.45% Senior Notes due January 15, 2023	350	350
3.60% Senior Notes due February 1, 2023	800	800
5.50% Senior Notes due April 15, 2023	—	700
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.20% Senior Notes due April 15, 2027	600	—
4.00% Senior Notes due October 1, 2027	750	—
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	—
5.40% Senior Notes due October 1, 2047	1,500	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	546
ETP $4.0 billion Revolving Credit Facility due December 2022	2,292	—
ETP $1.0 billion 364-Day Credit Facility due November 2018 (2)	50	—
ETLP $3.75 billion Revolving Credit Facility due November 2019	—	2,777
Legacy Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	—	1,292
Legacy Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017	—	630
Unamortized premiums, discounts and fair value adjustments, net	33	66
Deferred debt issuance costs	(170)	(166)
	29,210	29,454
Transwestern Debt
5.64% Senior Notes due May 24, 2017	—	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Deferred debt issuance costs	(1)	(1)
	574	656
Panhandle Debt
6.20% Senior Notes due November 1, 2017	—	300

7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	28	50
	813	1,135
Sunoco, Inc. Debt
5.75% Senior Notes due January 15, 2017	—	400

Bakken Project Debt
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	1,100
Deferred debt issuance costs	(8)	(13)
	2,492	1,087
PennTex Debt
PennTex $275 million Revolving Credit Facility due December 2019	—	168

Other	5	30
	33,094	32,930
Less: Current maturities of long-term debt	407	1,189
	$32,687	$31,741

(1)
As of December 31, 2017 management had the intent and ability to refinance the $650 million 2.50% senior notes due June 15, 2018 and the $600 million 6.70% senior notes due July 1, 2018, and therefore neither was classified as current.

(2)	Borrowings under 364-day credit facilities were classified as long-term debt based on the Partnership’s ability and intent to refinance such borrowings on a long-term basis.
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $118 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2018	$1,700
2019	3,500
2020	1,875
2021	1,400
2022	5,346
Thereafter	19,391
Total	$33,212
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
The ETP senior notes are unsecured obligations of the Partnership and as a result, the ETP senior notes effectively rank junior to any future indebtedness of ours or our subsidiaries that is both secured and unsubordinated to the extent of the value of the assets securing such indebtedness, and the ETP senior notes effectively rank junior to all indebtedness and other liabilities of our existing and future subsidiaries.

Transwestern Senior Notes
The Transwestern senior notes are redeemable at any time in whole or pro rata, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 4.39% at December 31, 2017.
Credit Facilities and Commercial Paper
ETP Credit Facilities
On December 1, 2017 the Partnership entered into a five-year, $4.0 billion unsecured revolving credit facility, which matures December 1, 2022 (the “ETP Five-Year Facility”) and a $1.0 billion 364-day revolving credit facility that matures on November 30, 2018 (the “ETP 364-Day Facility”) (collectively, the “ETP Credit Facilities”).  The ETP Five-Year Facility contains an accordion feature, under which the total aggregate commitments may be increased up to $6.0 billion under certain conditions. We use the ETP Credit Facilities to provide temporary financing for our growth projects, as well as for general partnership purposes.
As of December 31, 2017, the ETP Five-Year Facility had $2.29 billion outstanding, of which $2.01 billion was commercial paper. The amount available for future borrowings was $1.56 billion after taking into account letters of credit of $150 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 2.48%.
As of December 31, 2017, the ETP 364-Day Facility had $50 million outstanding, and the amount available for future borrowings was $950 million. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 5.00%.
ETLP Credit Facility
The ETLP Credit Facility allowed for borrowings of up to $3.75 billion and was used to provide temporary financing for our growth projects, as well as for general partnership purposes. This facility was repaid and terminated concurrent with the establishment of the ETP Credit Facilities on December 1, 2017.
Sunoco Logistics Credit Facilities
ETP maintained a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”). This facility was repaid and terminated concurrent with the establishment of the ETP Credit Facilities on December 1, 2017.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility (“364-Day Credit Facility”), due to mature on the earlier of the occurrence of the Sunoco Logistics Merger or in December 2017, with a total lending capacity of $1.00 billion. In connection with the Sunoco Logistics Merger, the 364-Day Credit Facility was terminated and repaid in May 2017.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2017, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2017 was 3.00%.
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
The ETP Credit Facilities contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•
make Distributions (as defined in the ETP Credit Facilities) during certain Defaults (as defined in the ETP Credit Facilities) and during any Event of Default (as defined in the ETP Credit Facilities);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The ETP Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETP Five-Year Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETP Five-Year Facility ranges from 0.125% to 0.300%.  The applicable margin for eurodollar rate loans under the ETP 364-Day Facility ranges from 1.125% to 1.750% and the applicable margin for base rate loans ranges from 0.250% to 0.750%. The applicable rate for commitment fees under the ETP 364-Day Facility ranges from 0.125% to 0.225%.
The ETP Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens, and related to the operation and conduct of our business. The ETP Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 3.96 to 1 at December 31, 2017, as calculated in accordance with the credit agreements.
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
Panhandle’s restrictive covenants include restrictions on debt levels, restrictions on liens securing debt and guarantees, restrictions on mergers and on the sales of assets, capitalization requirements, dividend restrictions, cross default and cross-

acceleration and prepayment of debt provisions. A breach of any of these covenants could result in acceleration of Panhandle’s debt and other financial obligations and that of its subsidiaries.
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
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2017.

7.	LEGACY ETP PREFERRED UNITS:
The Legacy ETP Preferred Units were mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and were reflected as long-term liabilities in our consolidated balance sheets. The Legacy ETP Preferred Units were entitled to a preferential quarterly cash distribution of $0.445 per Preferred Unit if outstanding on the record dates of the Partnership’s common unit distributions. In January 2017, ETP repurchased all of its 1.9 million outstanding Legacy ETP Preferred Units for cash in the aggregate amount of $53 million.

8.	EQUITY:
Limited Partner interests are represented by Common, Class E Units, Class G Units, Class I Units, Class J Units and Class K Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. The Partnership’s outstanding securities also include preferred units, as described below. No person is entitled to preemptive rights in respect of issuances of equity securities by us, except that ETP GP has the right, in connection with the issuance of any equity security by us, to purchase equity securities on the same terms as equity securities are issued to third parties sufficient to enable ETP GP and its affiliates to maintain the aggregate percentage equity interest in us as ETP GP and its affiliates owned immediately prior to such issuance.

IDRs represent the contractual right to receive an increasing percentage of quarterly distributions of Available Cash (as defined in our Partnership Agreement) from operating surplus after the minimum quarterly distribution has been paid. Please read “Quarterly Distributions of Available Cash” below. ETP GP, a wholly-owned subsidiary of ETE, owns all of the IDRs.
Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2017 (1)	2016 (1)	2015 (1)
Number of Common Units, beginning of period	794.8	758.5	533.4
Common Units redeemed in connection with certain transactions	—	(26.7)	(77.8)
Common Units issued in connection with public offerings	54.0	—	—
Common Units issued in connection with certain acquisitions	—	13.3	258.2
Common Units issued in connection with the Distribution Reinvestment Plan	12.0	9.9	11.7
Common Units issued in connection with Equity Distribution Agreements	22.6	39.0	31.7
Common Units issued to ETE in a private placement transaction	23.7	—	—
Common Unit increase from Sunoco Logistics Merger (2)	255.4	—	—
Issuance of Common Units under equity incentive plans	1.6	0.8	1.3
Number of Common Units, end of period	1,164.1	794.8	758.5

(1)	The historical common units presented have been retrospectively adjusted to reflect the 1.5 to one unit-for-unit exchange in connection with the Sunoco Logistics Merger.

(2)	Represents the Sunoco Logistics common units outstanding at the close of the Sunoco Logistics Merger. See Note 1 for discussion on the accounting treatment of the Sunoco Logistics Merger.
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
During the year ended December 31, 2017, we issued 22.6 million units for $503 million, net of commissions of $5 million. As of December 31, 2017, $752 million of our Common Units remained available to be issued under our currently effective equity distribution agreement.
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
In connection with the Sunoco Logistics Merger, the previous Energy Transfer Partners, L.P. distribution reinvestment plan was terminated. In July 2017, the Partnership initiated a new distribution reinvestment plan.
During the years ended December 31, 2017, 2016 and 2015, aggregate distributions of $228 million, $216 million, and $360 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 25.5 million Common Units.
As of December 31, 2017, a total of 20.8 million Common Units remain available to be issued under the existing registration statement.
August 2017 Units Offering
In August 2017, the Partnership issued 54 million ETP common units in an underwritten public offering. Net proceeds of $997 million from the offering were used by the Partnership to repay amounts outstanding under its revolving credit facilities, to fund capital expenditures and for general partnership purposes.
January 2017 Private Placement
In January 2017, the Partnership sold 23.7 million ETP Common Units to ETE in a private placement transaction for gross proceeds of approximately $568 million.
Class E Units
There are currently 8.9 million Class E Units outstanding, all of which are currently owned by HHI. The Class E Units generally do not have any voting rights. The Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements. Although no plans are currently in place, management may evaluate whether to retire the Class E Units at a future date.
Class G Units
There are currently 90.7 million Class G Units outstanding, all of which are held by a wholly-owned subsidiary of the Partnership. The Class G Units generally do not have any voting rights. The Class G Units are entitled to aggregate cash distributions equal to 35% of the total amount of cash generated by us and our subsidiaries, other than ETP Holdco, and available for distribution, up to a maximum of $3.75 per Class G Unit per year. Allocations of depreciation and amortization to the Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss. These units are reflected as treasury units in the consolidated financial statements.
Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which were generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters. The Class H units were cancelled in connection with the merger of ETP and Sunoco Logistics in April 2017.
Class I Units
In connection with the Bakken Pipeline Transaction discussed in Note 3, in April 2015, ETP issued 100 Class I Units. The Class I Units are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the Class I Units and (ii) after making cash distributions to Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in our Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ended March 31, 2015 until the quarter ending December 31, 2016. The impact of (i) the IDR subsidy adjustments and (ii) the Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.” Subsequent to the April 2017 merger of ETP and Sunoco Logistics, 100 Class I Units remain outstanding.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 100% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by MPLX LP and Enbridge Energy Partners, L.P., for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access and ETCO. The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  If the Partnership is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid. As of December 31, 2017, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETP.
Sales of Common Units by legacy Sunoco Logistics
Prior to the Sunoco Logistics Merger, we accounted for the difference between the carrying amount of our investment in Sunoco Logistics and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
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
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In connection with the Sunoco Logistics Merger, the previous Sunoco Logistics equity distribution agreement was terminated.
ETP Preferred Units
In November 2017, ETP issued 950,000 of its 6.250% Series A Preferred Units at a price of $1,000 per unit, and 550,000 of its 6.625% Series B Preferred Units at a price of $1,000 per unit.
Distributions on the Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The Series A Preferred Units are redeemable at ETP’s option on or after February 15, 2023 at a redemption price of $1,000 per Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Distributions on the Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The Series B Preferred Units are redeemable at ETP’s option on or after February 15, 2028 at a redemption price of$1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Quarterly Distributions of Available Cash
Under the Partnership’s limited partnership agreement, within 45 days after the end of each quarter, the Partnership distributes all cash on hand at the end of the quarter, less reserves established by the general partner in its discretion. This is defined as “available cash” in the partnership agreement. The general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct the Partnership’s business. The Partnership will make quarterly distributions to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to the general partner.
If cash distributions exceed $0.0833 per unit in a quarter, the holders of the incentive distribution rights receive increasing percentages, up to 48 percent, of the cash distributed in excess of that amount. These distributions are referred to as “incentive distributions.”
The following table shows the target distribution levels and distribution “splits” between the general and limited partners and the holders of the Partnership’s incentive distribution rights (”IDRs”):

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
Distributions on common units declared and paid by ETP and Sunoco Logistics during the pre-merger periods were as follows:

Quarter Ended	ETP	Sunoco Logistics
December 31, 2014	$0.6633	$0.4000
March 31, 2015	0.6767	0.4190
June 30, 2015	0.6900	0.4380
September 30, 2015	0.7033	0.4580
December 31, 2015	0.7033	0.4790
March 31, 2016	0.7033	0.4890
June 30, 2016	0.7033	0.5000
September 30, 2016	0.7033	0.5100
December 31, 2016	0.7033	0.5200

Distributions on common units declared and paid by Post-Merger ETP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2017	May 10, 2017	May 16, 2017	$0.5350
June 30, 2017	August 7, 2017	August 15, 2017	0.5500
September 30, 2017	November 7, 2017	November 14, 2017	0.5650
December 31, 2017	February 8, 2018	February 14, 2018	0.5650
In connection with previous transactions, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods:

Total Year
2018	$153
2019	128
Each year beyond 2019	33
Distributions declared and paid by ETP to the preferred unitholders were as follows:

			Distribution per Preferred Unit
Quarter Ended	Record Date	Payment Date	Series A	Series B
December 31, 2017	February 1, 2018	February 15, 2018	$15.451	$16.378
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2017	2016
Available-for-sale securities	$8	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	(5)	7
Investments in unconsolidated affiliates, net	5	4
Total AOCI, net of tax	$3	$8
The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2017	2016
Available-for-sale securities	$(2)	$(2)
Foreign currency translation adjustment	3	3
Actuarial loss relating to pension and other postretirement benefits	3	—
Total	$4	$1

9.	UNIT-BASED COMPENSATION PLANS:
ETP Unit-Based Compensation Plan
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2017, an aggregate total of 8.4 million ETP Common Units remain available to be awarded under our equity incentive plans.
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
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2016	9.4	$27.68
Legacy Sunoco Logistics unvested awards as of December 31, 2016	3.2	28.57
Awards granted	4.9	17.69
Awards vested	(2.3)	34.22
Awards forfeited	(1.1)	25.03
Unvested awards as of December 31, 2017	14.1	23.18
During the years ended December 31, 2017, 2016, and 2015, the weighted average grant-date fair value per unit award granted was $17.69, $23.82 and $23.47, respectively. The total fair value of awards vested was $40 million, $40 million and $57 million, respectively, based on the market price of ETP Common Units as of the vesting date. As of December 31, 2017, a total of 14.1 million unit awards remain unvested, for which ETP expects to recognize a total of $189 million in compensation expense over a weighted average period of 2.7 years.
Cash Restricted Units. The Partnership previously granted cash restricted units, which entitled the award recipient to receive cash equal to the market value of one ETP Common Unit upon vesting. The Partnership does not currently have any cash restricted units outstanding.

10.	INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$53	$18	$(274)
State	(18)	(35)	(51)
Total	35	(17)	(325)
Deferred expense (benefit):
Federal	(1,723)	(173)	231
State	192	4	(29)
Total	(1,531)	(169)	202
Total income tax benefit	$(1,496)	$(186)	$(123)

Historically, our effective rate has differed from the statutory rate primarily due to Partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016*	2015*
Income tax expense at United States statutory rate of 35 percent	$352	$139	$479
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(457)	(504)	(504)
Federal rate change	(1,559)	—	—
Goodwill impairments	172	223	—
State income taxes (net of federal income tax effects)	131	(17)	(37)
Dividend received deduction	(14)	(15)	(24)
Audit settlement	—	—	(7)
Change in tax status of subsidiary	(124)	—	—
Other	3	(12)	(30)
Income tax benefit	$(1,496)	$(186)	$(123)
* As adjusted. See Note 2.
Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$604	$380
Pension and other postretirement benefits	21	30
Long-term debt	14	32
Other	93	84
Total deferred income tax assets	732	526
Valuation allowance	(189)	(118)
Net deferred income tax assets	$543	$408

Deferred income tax liabilities:
Property, plant and equipment	$(664)	$(1,054)
Investment in unconsolidated affiliates	(2,664)	(3,728)
Other	(98)	(20)
Total deferred income tax liabilities	(3,426)	(4,802)
Net deferred income taxes	$(2,883)	$(4,394)

The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2017	2016
Net deferred income tax liability, beginning of year	$(4,394)	$(4,082)
Goodwill associated with Sunoco Retail to Sunoco LP transaction (see Note 3)	—	(460)
Tax provision	1,531	169
Other	(20)	(21)
Net deferred income tax liability, end of year	$(2,883)	$(4,394)
ETP Holdco and other corporate subsidiaries have federal net operating loss carryforward of $1.57 billion, all of which will expire in 2031 through 2037. Our corporate subsidiaries have $62 million of federal alternative minimum tax credits at December 31, 2017, of which $29 million is expected to be reclassified to current income tax receivable in 2018 pursuant to the Tax Cuts and Jobs Act. Our corporate subsidiaries have state net operating loss carryforward benefits of $210 million, net of federal tax, which expire between 2018 and 2036. A valuation allowance of $186 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania and the remaining $3 million valuation allowance is applicable to the federal net operating loss carryforward benefit.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$615	$610	$440
Additions attributable to tax positions taken in the current year	—	8	—
Additions attributable to tax positions taken in prior years	28	18	178
Reduction attributable to tax positions taken in prior years	(25)	(20)	—
Lapse of statute	(9)	(1)	(8)
Balance at end of year	$609	$615	$610
As of December 31, 2017, we have $605 million ($576 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2017, we recognized interest and penalties of less than $3 million. At December 31, 2017, we have interest and penalties accrued of $9 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue. In November 2016, the CFC ruled against Sunoco, Inc., and Sunoco, Inc. is appealing this decision to the Federal Circuit. If Sunoco, Inc. is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the financial statements as of December 31, 2017.
In December 2015, the Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforward deductions violated the uniformity clause of the Pennsylvania Constitution and struck the NOL limitation in its entirety.  In October 2017, the Pennsylvania Supreme Court affirmed the decision with respect to the uniformity clause violation; however, the Court reversed with respect to the remedy and instead severed the flat-dollar limitation, leaving the percentage-based limitation intact.  Nextel has until April 4, 2018 to file a petition for writ of certiorari with the U.S. Supreme Court.  Sunoco, Inc. has recognized approximately $67 million ($53 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims as relates to its cases currently held pending the Nextel matter.  However, based upon the Pennsylvania Supreme Court’s

October 2017 decision, and because of uncertainty in the breadth of the application of the decision, we have reserved $27 million ($21 million after federal income tax benefits) against the receivable.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other provisions, the highest corporate federal income tax rate was reduced from 35% to 21% for taxable years beginning after December 31, 2017. As a result, the Partnership recognized a deferred tax benefit of $1.56 billion in December 2017. For the year ended December 2016, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP previously provided contingent residual support of certain debt obligations of AmeriGas. AmeriGas has subsequently repaid the remainder of the related obligations and ETP no longer provides contingent residual support for any AmeriGas notes.
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC (“ETC M-A”).
On January 23, 2018, Sunoco LP redeemed the previously guaranteed senior notes and issued the following notes for which ETC M-A has also guaranteed collection with respect to the payment of principal amounts:

•	$1.00 billion aggregate principal amount of 4.875%, senior notes due 2023;

•	$800 million aggregate principal amount of 5.50% senior notes due 2026; and

•	$400 million aggregate principal amount of 5.875% senior notes due 2028.
Under the guarantee of collection, ETC M-A would have the obligation to pay the principal of each series of notes once all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against Sunoco LP with respect to such payment obligation, and holders of the notes are still owed amounts in respect of the principal of such notes. ETC M-A will not otherwise be subject to the covenants of the indenture governing the notes.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2017	2016	2015
Rental expense(1)	$90	$81	$176
Less: Sublease rental income	—	(1)	(16)
Rental expense, net	$90	$80	$160

(1)	Includes contingent rentals totaling $26 million for the year ended December 31, 2015.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2018	$39
2019	36
2020	37
2021	30
2022	23
Thereafter	92
Future minimum lease commitments	257
Less: Sublease rental income	(8)
Net future minimum lease commitments	$249
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
Dakota Access Pipeline
On July 25, 2016, the United States Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency temporary restraining order (“TRO”) to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9, 2016 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Department of the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
The SRST appealed the denial of the preliminary injunction to the United States Court of Appeals for the D.C. Circuit and filed an emergency motion in the United States District Court for an injunction pending the appeal, which was denied. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statutes governing the use of government property.
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
The SRST and the CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala and Yankton Sioux tribes (collectively, “Tribes”) have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four Tribes.
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determinations under certain of these statutes. The Court ordered briefing to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process or whether to vacate the existing permits. The USACE and Dakota Access opposed any shutdown of operations of the pipeline during this review process. On October 11, 2017, the Court issued an order allowing the pipeline to remain in operation during the pendency of the USACE’s review process. In early October 2017, USACE advised the Court that it expects to complete the additional analysis and explanation of its prior determinations requested by the Court by April 2018.
On December 4, 2017, the Court imposed three conditions on continued operation of the pipeline during the remand process. First, Dakota Access must retain an independent auditor to review its compliance with the conditions and regulations governing its easements and to assess integrity threats to the pipeline. The auditor’s report is required to be filed with the Court by April 1, 2018. Second, the Court has directed Dakota Access to continue its work with the Tribes and the USACE to revise and finalize its emergency spill response planning for the section of the pipeline crossing Lake Oahe. Dakota Access is required to file the revised plan with the Court by April 1, 2018. And third, the Court has directed Dakota Access to submit bi-monthly reports during the remand period disclosing certain inspection and maintenance information related to the segment of the pipeline running between the valves on either side of the Lake Oahe crossing. The first report was filed with the court on December 29, 2017.
In November 2017, the Yankton Sioux Tribe (“YST”), moved for partial summary judgment asserting claims similar to those already litigated and decided by the Court in its June 14, 2017 decision on similar motions by CRST and SRST. YST argues that the USACE and Fish and Wildlife Service violated NEPA, the Mineral Leasing Act, the Rivers and Harbors Act, and YST’s treaty and trust rights when the government granted the permits and easements necessary for the pipeline. Briefing on YST’s motion is ongoing.
While we believe that the pending lawsuits are unlikely to halt or suspend the operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.

Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has or will be seeking reimbursement for these losses.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), (now known as Sunoco (R&M), LLC) along with other members of the petroleum industry, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of December 31, 2017, Sunoco, Inc. is a defendant in seven cases, including one case each initiated by the States of Maryland, New Jersey, Vermont, Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. Four of these cases are pending in a multidistrict litigation proceeding in a New York federal court; one is pending in federal court in Rhode Island, one is pending in state court in Vermont, and one is pending in state court in Maryland.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The Court approved the Judicial Consent Order on December 5, 2017. Dismissal of the case against Sunoco, Inc. and Sunoco, Inc. (R&M) is expected shortly. The Maryland complaint was filed in December 2017 but was not served until January 2018.
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
The Regency Merger litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted the Regency Litigation Defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The Regency Litigation Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC.
The Regency Litigation Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Litigation Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Litigation Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.

Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. ETP filed a petition for review with the Texas Supreme Court. Enterprise’s response is due February 26, 2018.
Sunoco Logistics Merger Litigation
Seven purported Energy Transfer Partners, L.P. common unitholders (the “ETP Unitholder Plaintiffs”) separately filed seven putative unitholder class action lawsuits against ETP, ETP GP, ETP LLC, the members of the ETP Board, and ETE (the “ETP-SXL Defendants”) in connection with the announcement of the Sunoco Logistics Merger. Two of these lawsuits were voluntarily dismissed in March 2017. The five remaining lawsuits were consolidated as In re Energy Transfer Partners, L.P. Shareholder Litig., C.A. No. 1:17-cv-00044-CCC, in the United States District Court for the District of Delaware (the “Sunoco Logistics Merger Litigation”). The ETP Unitholder Plaintiffs allege causes of action challenging the merger and the proxy statement/prospectus filed in connection with the Sunoco Logistics Merger (the “ETP-SXL Merger Proxy”). The ETP Unitholder Plaintiffs sought rescission of the Sunoco Logistics Merger or rescissory damages for ETP unitholders, as well as an award of costs and attorneys’ fees. On October 5, 2017, the ETP-SXL Defendants filed a Motion to Dismiss the ETP Unitholder Plaintiffs’ claims. Rather than respond to the Motion to Dismiss, the ETP Unitholder Plaintiffs chose to voluntarily dismiss their claims without prejudice in November 2017.
The ETP-SXL Defendants cannot predict whether the ETP Unitholder Plaintiffs will refile their claims against the ETP-SXL Defendants or what the outcome of any such lawsuits might be. Nor can the ETP-SXL Defendants predict the amount of time and expense that would be required to resolve such lawsuits. The ETP-SXL Defendants believe the Sunoco Logistics Merger Litigation was without merit and intend to defend vigorously against any future lawsuits challenging the Sunoco Logistics Merger.
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
On May 26, 2017, the Administrative Law Judge Patricia E. Hurt (“ALJ”) issued its initial decision (“Initial Decision”) and found that SPLP had acted discriminatorily by entering into T&D agreements with the two shippers other than BP and recommended that the FERC (1) adopt the FERC Trial Staff’s $13 million alternative damages proposal, (2) void the T&D agreements with Marathon and PBF, (3) re-set each shipper’s volume history to the level prior to the effective date of the proration policy, and (4) investigate the proration policy. The ALJ held that BP’s claim for damages was not time-barred in its entirety, but that it was not entitled to damages more than two years prior to the filing of the complaint.
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

Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2017 and 2016, accruals of approximately $33 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2017 or 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
On January 3, 2018, PADEP issued an Administrative Order to Sunoco Pipeline L.P. directing that work on the Mariner East 2 and 2X pipelines be stopped.  The Administrative Order detailed alleged violations of the permits issued by PADEP in

February of 2017, during the construction of the project.  Sunoco Pipeline L.P. began working with PADEP representatives immediately after the Administrative Order was issued to resolve the compliance issues.  Those compliance issues could not be fully resolved by the deadline to appeal the Administrative Order, so Sunoco Pipeline L.P. took an appeal of the Administrative Order to the Pennsylvania Environmental Hearing Board on February 2, 2018.  On February 8, 2018, Sunoco Pipeline L.P. entered into a Consent Order and Agreement with PADEP that (1) withdraws the Administrative Order; (2) establishes requirements for compliance with permits on a going forward basis; (3) resolves the non-compliance alleged in the Administrative Order; and (4) conditions restart of work on an agreement by Sunoco Pipeline L.P. to pay a $12.6 million civil penalty to the Commonwealth of Pennsylvania.  In the Consent Order and agreement, Sunoco Pipeline L.P. admits to the factual allegations, but does not admit to the conclusions of law that were made by PADEP.  PADEP also found in the Consent Order and Agreement that Sunoco Pipeline L.P. had adequately addressed the issues raised in the Administrative Order and demonstrated an ability to comply with the permits. Sunoco Pipeline L.P. concurrently filed a request to the Pennsylvania Environmental Hearing Board to discontinue the appeal of the Administrative Order.  That request was granted on February 8, 2018.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2017, Sunoco, Inc. had been named as a PRP at approximately 43 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2017	2016
Current	$36	$26
Non-current	314	283
Total environmental liabilities	$350	$309
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

During the years ended December 31, 2017 and 2016, the Partnership recorded $23 million and $43 million, respectively, of expenditures related to environmental cleanup programs.
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
Our pipeline operations are subject to regulation by the United States Department of Transportation under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
In January 2012, we experienced a release on our products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which we are obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. This PHMSA Corrective Action Order was closed via correspondence dated November 4, 2016. No civil penalties were associated with the PHMSA Order. We also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. We have also received a “No Further Action” approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, we received a proposed penalty from the EPA and DOJ associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In October 2016, the PHMSA issued a Notice of Probable Violation (“NOPVs”) and a Proposed Compliance Order (“PCO”) related to our West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalty is in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. We do not expect there to be a material impact to our results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of our Permian Express 2 pipeline system in Texas. The proposed penalties are in excess of $100,000. The case went to Hearing in November 2016 and remains open with PHMSA. We do not expect there to be a material impact to our results of operations, cash flows or financial position.
In July 2016, the PHMSA issued a NOPV and PCO to our West Texas Gulf pipeline in connection with inspection and maintenance activities related to a 2013 incident on our crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000. The case went to hearing in March 2017 and remains open with PHMSA. We do not expect there to be a material impact to our results of operations, cash flows, or financial position.
In August 2017, the PHMSA issued a NOPV and a PCO in connection with alleged violations on our Nederland to Kilgore pipeline in Texas. The case remains open with PHMSA and the proposed penalties are in excess of $100,000. We do not expect there to be a material impact to our results of operations, cash flows or financial position.
Our operations are also subject to the requirements of the federal OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for

OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

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
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
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

The following table details our outstanding commodity-related derivatives:

	December 31, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,078	2018	(683)	2017
Basis Swaps IFERC/NYMEX(1)	48,510	2018-2020	2,243	2017
Options – Calls	13,000	2018	—	—
Power (Megawatt):
Forwards	435,960	2018-2019	391,880	2017-2018
Futures	(25,760)	2018	109,564	2017-2018
Options – Puts	(153,600)	2018	(50,400)	2017
Options – Calls	137,600	2018	186,400	2017
Crude (MBbls) – Futures	—	—	(617)	2017
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	4,650	2018-2020	10,750	2017-2018
Swing Swaps IFERC	87,253	2018-2019	(5,663)	2017
Fixed Swaps/Futures	(4,700)	2018-2019	(52,653)	2017-2019
Forward Physical Contracts	(145,105)	2018-2020	(22,492)	2017
Natural Gas Liquid (MBbls) – Forwards/Swaps	6,679	2018-2019	(5,787)	2017
Refined Products (MBbls) – Futures	(3,783)	2018-2019	(2,240)	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(39,770)	2018	(36,370)	2017
Fixed Swaps/Futures	(39,770)	2018	(36,370)	2017
Hedged Item – Inventory	39,770	2018	36,370	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$14	$—	$(2)	$(4)
	14	—	(2)	(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	262	338	(281)	(416)
Commodity derivatives	44	24	(55)	(52)
Interest rate derivatives	—	—	(219)	(193)
Embedded derivatives in Legacy ETP Preferred Units	—	—	—	(1)
	306	362	(555)	(662)
Total derivatives	$320	$362	$(557)	$(666)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(219)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	44	24	(55)	(52)
Broker cleared derivative contracts	Other current assets (liabilities)	276	338	(283)	(420)
		320	362	(557)	(666)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(20)	(4)	20	4
Counterparty netting	Other current assets (liabilities)	(263)	(338)	263	338
Total net derivatives		$37	$20	$(274)	$(324)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2017	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$26	$14	$21
Total		$26	$14	$21

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2017	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$31	$(35)	$(11)
Commodity derivatives – Non-trading	Cost of products sold	3	(173)	23
Interest rate derivatives	Losses on interest rate derivatives	(37)	(12)	(18)
Embedded derivatives	Other, net	1	4	12
Total		$(2)	$(216)	$6

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $38 million, $44 million and $39 million to these 401(k) savings plans for the years ended December 31, 2017, 2016, and 2015, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2017, 2016 and 2015 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
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
Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2017			December 31, 2016
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$18	$51	$165	$20	$57	$180
Interest cost	1	1	4	1	2	4
Amendments	—	—	7	—	—	—
Benefits paid, net	(2)	(6)	(20)	(1)	(7)	(21)
Actuarial (gain) loss and other	2	1	(1)	(2)	(1)	2
Settlements	(18)	—	—	—	—	—
Benefit obligation at end of period	1	47	155	18	51	165

Change in plan assets:
Fair value of plan assets at beginning of period	12	—	248	15	—	253
Return on plan assets and other	3	—	11	(2)	—	6
Employer contributions	6	—	10	—	—	10
Benefits paid, net	(2)	—	(20)	(1)	—	(21)
Settlements	(18)	—	—	—	—	—
Fair value of plan assets at end of period	1	—	249	12	—	248

Amount underfunded (overfunded) at end of period	$—	$47	$(94)	$6	$51	$(83)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$120	$—	$—	$108
Current liabilities	—	(8)	(2)	—	(7)	(2)
Non-current liabilities	—	(39)	(24)	(6)	(44)	(23)
	$—	$(47)	$94	$(6)	$(51)	$83

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain	$—	$5	$(17)	$—	$—	$(12)
Prior service cost	—	—	20	—	—	14
	$—	$5	$3	$—	$—	$2

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2017			December 31, 2016
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$1	$47	N/A	$18	$51	N/A
Accumulated benefit obligation	1	47	$155	18	51	$165
Fair value of plan assets	1	—	249	12	—	248
Components of Net Periodic Benefit Cost

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Interest cost	$2	$4	$3	$4
Expected return on plan assets	—	(9)	(1)	(8)
Prior service cost amortization	—	2	—	1
Settlements	—	—	—	—
Net periodic benefit cost	$2	$(3)	$2	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.27%	2.34%	3.65%	2.34%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2017		December 31, 2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.52%	3.10%	3.60%	3.06%
Expected return on assets:
Tax exempt accounts	3.50%	7.00%	3.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2017	2016
Health care cost trend rate	7.20%	6.73%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.99%	4.96%
Year that the rate reaches the ultimate trend rate	2023	2021
Changes in the health care cost trend rate assumptions are not expected to have a significant impact on postretirement benefits.
Plan Assets
For the Panhandle plans, the overall investment strategy is to maintain an appropriate balance of actively managed investments with the objective of optimizing longer-term returns while maintaining a high standard of portfolio quality and achieving proper diversification. To achieve diversity within its other postretirement plan asset portfolio, Panhandle has targeted the following asset allocations: equity of 25% to 35%, fixed income of 65% to 75%.
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$1	$1	$—	$—
Total	$1	$1	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2017.

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$12	$12	$—	$—
Total	$12	$12	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2016.

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$33	$33	$—	$—
Mutual funds(1)	146	146	—	—
Fixed income securities	70	—	70	—
Total	$249	$179	$70	$—

(1)	Primarily comprised of approximately 48% equities, 51% fixed income securities and 1% cash as of December 31, 2017.

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$23	$23	$—	$—
Mutual funds(1)	134	134	—	—
Fixed income securities	91	—	91	—
Total	$248	$157	$91	$—

(1)	Primarily comprised of approximately 31% equities, 66% fixed income securities and 3% cash as of December 31, 2016.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $8 million to pension plans and $10 million to other postretirement plans in 2018.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Pension Benefits - Unfunded Plans (1)	Other Postretirement Benefits (Gross, Before Medicare Part D)
2018	$8	$24
2019	6	23
2020	6	21
2021	5	19
2022	4	17
2023 – 2027	15	37
(1)     Expected benefit payments of funded pension plans are less than $1 million for the next ten years.
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
In June 2017, the Partnership acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 8.
ETE previously paid us to provide services on its behalf and on behalf of other subsidiaries of ETE, which included the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries. These agreements expired in 2016.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
Affiliated revenues	$697	$377	$417
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2017	2016
Accounts receivable from related companies:
ETE	$—	$22
Sunoco LP	219	96
FGT	11	15
Other	88	76
Total accounts receivable from related companies	$318	$209

Accounts payable to related companies:
Sunoco LP	195	20
Other	14	23
Total accounts payable to related companies	$209	$43

	December 31,
	2017	2016
Long-term notes receivable (payable) – related companies:
Sunoco LP	$85	$87
Phillips 66	—	(250)
Net long-term notes receivable (payable) – related companies	$85	$(163)

15.	REPORTABLE SEGMENTS:
Our financial statements currently reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services; and
•all other.
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP. As of December 31, 2017, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 43.6% of Sunoco LP’s total outstanding common units. Subsequent to Sunoco LP’s repurchase of a portion of its common units on February 7, 2018, our investment consists of 26.2 million units, representing 31.8% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.
Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation, terminalling and other fees. Revenues from our crude oil transportation and services segment are primarily reflected in crude sales. Revenues from our all other segment are primarily reflected in refined product sales.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2017	2016	2015
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,891	$2,155	$1,912
Intersegment revenues	192	458	338
	3,083	2,613	2,250
Interstate transportation and storage:
Revenues from external customers	915	946	1,008
Intersegment revenues	19	23	17
	934	969	1,025
Midstream:
Revenues from external customers	2,510	2,342	2,607
Intersegment revenues	4,433	2,837	2,449
	6,943	5,179	5,056
NGL and refined products transportation and services:
Revenues from external customers	8,326	5,973	4,569
Intersegment revenues	322	436	428
	8,648	6,409	4,997
Crude oil transportation and services:
Revenues from external customers	11,672	7,539	8,980
Intersegment revenues	31	—	—
	11,703	7,539	8,980
All other:
Revenues from external customers	2,740	2,872	15,216
Intersegment revenues	161	400	558
	2,901	3,272	15,774
Eliminations	(5,158)	(4,154)	(3,790)
Total revenues	$29,054	$21,827	$34,292

	Years Ended December 31,
	2017	2016	2015
Cost of products sold:
Intrastate transportation and storage	$2,327	$1,897	$1,554
Midstream	4,761	3,381	3,264
NGL and refined products transportation and services	6,508	4,553	3,431
Crude oil transportation and services	9,826	6,416	8,158
All other	2,509	2,942	14,029
Eliminations	(5,130)	(4,109)	(3,722)
Total cost of products sold	$20,801	$15,080	$26,714

	Years Ended December 31,
	2017	2016	2015
Depreciation, depletion and amortization:
Intrastate transportation and storage	$147	$144	$129
Interstate transportation and storage	214	207	210
Midstream	954	840	720
NGL and refined products transportation and services	401	355	290
Crude oil transportation and services	402	251	218
All other	214	189	362
Total depreciation, depletion and amortization	$2,332	$1,986	$1,929

	Years Ended December 31,
	2017	2016	2015
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$(156)	$35	$32
Interstate transportation and storage	236	193	197
Midstream	20	19	(19)
NGL and refined products transportation and services	33	41	29
Crude oil transportation and services	4	(4)	(9)
All other	19	(225)	239
Total equity in earnings of unconsolidated affiliates	$156	$59	$469

	Years Ended December 31,
	2017	2016	2015
Segment Adjusted EBITDA:
Intrastate transportation and storage	$626	$613	$543
Interstate transportation and storage	1,098	1,117	1,155
Midstream	1,481	1,133	1,237
NGL and refined products transportation and services	1,641	1,496	1,179
Crude oil transportation and services	1,379	834	521
All other	487	540	882
Total Segment Adjusted EBITDA	6,712	5,733	5,517
Depreciation, depletion and amortization	(2,332)	(1,986)	(1,929)
Interest expense, net	(1,365)	(1,317)	(1,291)
Gains on acquisitions	—	83	—
Impairment losses	(920)	(813)	(339)
Losses on interest rate derivatives	(37)	(12)	(18)
Non-cash unit-based compensation expense	(74)	(80)	(79)
Unrealized gains (losses) on commodity risk management activities	56	(131)	(65)
Inventory valuation adjustments	—	—	58
Losses on extinguishments of debt	(42)	—	(43)
Adjusted EBITDA related to unconsolidated affiliates	(984)	(946)	(937)
Equity in earnings from unconsolidated affiliates	156	59	469
Impairment of investments in unconsolidated affiliates	(313)	(308)	—
Other, net	148	115	23
Income before income tax benefit	$1,005	$397	$1,366

	December 31,
	2017	2016	2015
Assets:
Intrastate transportation and storage	$5,020	$5,176	$4,882
Interstate transportation and storage	13,518	10,833	11,345
Midstream	20,004	17,873	17,039
NGL and refined products transportation and services	17,600	14,074	11,568
Crude oil transportation and services	17,736	15,909	10,941
All other	4,087	6,240	9,353
Total assets	$77,965	$70,105	$65,128

	Years Ended December 31,
	2017	2016	2015
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (capital expenditures related to the Partnership’s proportionate ownership on an accrual basis):

Intrastate transportation and storage	$175	$76	$105
Interstate transportation and storage	726	280	866
Midstream	1,308	1,255	2,174
NGL and refined products transportation and services	2,971	2,198	2,853
Crude oil transportation and services	453	1,841	1,358
All other	268	160	811
Total additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis)	$5,901	$5,810	$8,167

	December 31,
	2017	2016	2015
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$85	$399	$406
Interstate transportation and storage	2,118	2,149	2,516
Midstream	126	111	117
NGL and refined products transportation and services	234	235	258
Crude oil transportation and services	22	18	21
All other	1,231	1,368	1,685
Total advances to and investments in unconsolidated affiliates	$3,816	$4,280	$5,003

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. The sum of net income per Limited Partner unit by quarter does not equal the net income per limited partner unit for the year due to the computation of income allocation between the General Partner and Limited Partners and variations in the weighted average units outstanding used in computing such amounts.

	Quarters Ended
	March 31*	June 30*	September 30*	December 31	Total Year
2017:
Revenues	$6,895	$6,576	$6,973	$8,610	$29,054
Operating income	683	736	779	199	2,397
Net income	393	296	715	1,097	2,501
Common Unitholders’ interest in net income (loss)	32	(49)	335	668	986
Basic net income (loss) per Common Unit	$0.03	$(0.04)	$0.29	$0.57	$0.94
Diluted net income (loss) per Common Unit	$0.03	$(0.04)	$0.29	$0.57	$0.93

	Quarters Ended
	March 31*	June 30*	September 30*	December 31*	Total Year*
2016:
Revenues	$4,481	$5,289	$5,531	$6,526	$21,827
Operating income	598	708	594	(139)	1,761
Net income	360	465	94	(336)	583
Common Unitholders’ interest in net income (loss)	(71)	58	(252)	(754)	(1,019)
Basic net income (loss) per Common Unit	$(0.11)	$0.06	$(0.34)	$(0.97)	$(1.38)
Diluted net income (loss) per Common Unit	$(0.11)	$0.06	$(0.34)	$(0.97)	$(1.38)
* As adjusted. See Note 2. A reconciliation of amounts previously reported in Forms 10-Q to the quarterly data has not been presented due to immateriality.
The three months ended December 31, 2017 and 2016 reflected the recognition of impairment losses of $920 million and $813 million, respectively. Impairment losses in 2017 were primarily related to our Trunkline, SUG Holdings, CDM, Sea Robin and refined products reporting units. Impairment losses in 2016 were primarily related to our PEPL reporting unit, Sea Robin reporting unit and midstream midcontinent operations. The three months ended December 31, 2017 and September 30, 2016 reflected the recognition of a non-cash impairment of our investments in subsidiaries of $313 million and $308 million, respectively, in our interstate transportation and storage segment.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.

17.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
Prior to the Sunoco Logistics Merger, Sunoco Logistics Partners Operations L.P., a subsidiary of Sunoco Logistics was the issuer of multiple series of senior notes that were guaranteed by Sunoco Logistics. Subsequent to the Sunoco Logistics Merger, these notes continue to be guaranteed by the parent company.
These guarantees are full and unconditional. For the purposes of this footnote, Energy Transfer Partners, L.P. is referred to as “Parent Guarantor” and Sunoco Logistics Partners Operations L.P. is referred to as “Subsidiary Issuer.” All other consolidated subsidiaries of the Partnership are collectively referred to as “Non-Guarantor Subsidiaries.”

The following supplemental condensed consolidating financial information reflects the Parent Guarantor’s separate accounts, the Subsidiary Issuer’s separate accounts, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations, and the Parent Guarantor’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent Guarantor’s investments in its subsidiaries and the Subsidiary Issuer’s investments in its subsidiaries are accounted for under the equity method of accounting. To present the supplemental condensed consolidating financial information on a comparable basis, the prior period financial information has been recast as if the Sunoco Logistics Merger occurred on January 1, 2015.
The consolidating financial information for the Parent Guarantor, Subsidiary Issuer and Non-Guarantor Subsidiaries are as follows:

	December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$(3)	$309	$—	$306
All other current assets	—	159	6,063	—	6,222
Property, plant and equipment	—	—	58,437	—	58,437
Investments in unconsolidated affiliates	48,378	11,648	3,816	(60,026)	3,816
All other assets	—	—	9,184	—	9,184
Total assets	$48,378	$11,804	$77,809	$(60,026)	$77,965

Current liabilities	(1,496)	(3,660)	12,150	—	6,994
Non-current liabilities	21,604	7,607	7,609	—	36,820
Noncontrolling interest	—	—	5,882	—	5,882
Total partners’ capital	28,270	7,857	52,168	(60,026)	28,269
Total liabilities and equity	$48,378	$11,804	$77,809	$(60,026)	$77,965

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$—	$41	$319	$—	$360
All other current assets	—	2	5,281	—	5,283
Property, plant and equipment	—	—	50,917	—	50,917
Investments in unconsolidated affiliates	23,350	10,664	4,280	(34,014)	4,280
All other assets	—	5	9,260	—	9,265
Total assets	$23,350	$10,712	$70,057	$(34,014)	$70,105

Current liabilities	(1,761)	(3,800)	11,764	—	6,203
Non-current liabilities	299	7,313	30,148	(299)	37,461
Noncontrolling interest	—	—	1,232	—	1,232
Total partners’ capital	24,812	7,199	26,913	(33,715)	25,209
Total liabilities and equity	$23,350	$10,712	$70,057	$(34,014)	$70,105

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$29,054	$—	$29,054
Operating costs, expenses, and other	—	1	26,656	—	26,657
Operating income (loss)	—	(1)	2,398	—	2,397
Interest expense, net	—	(156)	(1,209)	—	(1,365)
Equity in earnings of unconsolidated affiliates	2,564	1,242	156	(3,806)	156
Impairment of investments in unconsolidated affiliate	—	—	(313)	—	(313)
Losses on interest rate derivatives	—	—	(37)	—	(37)
Other, net	—	—	168	(1)	167
Income before income tax benefit	2,564	1,085	1,163	(3,807)	1,005
Income tax benefit	—	—	(1,496)	—	(1,496)
Net income	2,564	1,085	2,659	(3,807)	2,501
Less: Net income attributable to noncontrolling interest	—	—	420	—	420
Net income attributable to partners	$2,564	$1,085	$2,239	$(3,807)	$2,081

Other comprehensive income (loss)	$—	$—	$(5)	$—	$(5)
Comprehensive income	2,564	1,085	2,654	(3,807)	2,496
Comprehensive income attributable to noncontrolling interest	—	—	420	—	420
Comprehensive income attributable to partners	$2,564	$1,085	$2,234	$(3,807)	$2,076

	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$21,827	$—	$21,827
Operating costs, expenses, and other	—	1	20,065	—	20,066
Operating income (loss)	—	(1)	1,762	—	1,761
Interest expense, net	—	(157)	(1,160)	—	(1,317)
Equity in earnings of unconsolidated affiliates	554	863	59	(1,417)	59
Impairment of investment in unconsolidated affiliate	—	—	(308)	—	(308)
Losses on interest rate derivatives	—	—	(12)	—	(12)
Other, net	—	—	214	—	214
Income before income tax benefit	554	705	555	(1,417)	397
Income tax benefit	—	—	(186)	—	(186)
Net income	554	705	741	(1,417)	583
Less: Net income attributable to noncontrolling interest	—	—	41	—	41
Net income attributable to partners	$554	$705	$700	$(1,417)	$542

Other comprehensive income	$—	$—	$4	$—	$4
Comprehensive income	554	705	745	(1,417)	587
Comprehensive income attributable to noncontrolling interest	—	—	41	—	41
Comprehensive income attributable to partners	$554	$705	$704	$(1,417)	$546

	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$34,292	$—	$34,292
Operating costs, expenses, and other	—	1	32,064	—	32,065
Operating income (loss)	—	(1)	2,228	—	2,227
Interest expense, net	—	(133)	(1,158)	—	(1,291)
Equity in earnings of unconsolidated affiliates	1,441	526	469	(1,967)	469
Losses on interest rate derivatives	—	—	(18)	—	(18)
Other, net	—	—	(21)	—	(21)
Income before income tax benefit	1,441	392	1,500	(1,967)	1,366
Income tax benefit	—	—	(123)	—	(123)
Net income	1,441	392	1,623	(1,967)	1,489
Less: Net income attributable to noncontrolling interest	—	—	53	—	53
Net income attributable to partners	$1,441	$392	$1,570	$(1,967)	$1,436

Other comprehensive income	$—	$—	$60	$—	$60
Comprehensive income	1,441	392	1,683	(1,967)	1,549
Comprehensive income attributable to noncontrolling interest	—	—	53	—	53
Comprehensive income attributable to partners	$1,441	$392	$1,630	$(1,967)	$1,496

	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$2,564	$1,047	$4,681	$(3,807)	$4,485
Cash flows from investing activities	(2,240)	(1,368)	(5,672)	3,807	(5,473)
Cash flows from financing activities	(324)	277	981	—	934
Change in cash	—	(44)	(10)	—	(54)
Cash at beginning of period	—	41	319	—	360
Cash at end of period	$—	$(3)	$309	$—	$306

	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$553	$675	$3,492	$(1,417)	$3,303
Cash flows from investing activities	(976)	(2,400)	(4,431)	1,417	(6,390)
Cash flows from financing activities	423	1,729	768	—	2,920
Change in cash	—	4	(171)	—	(167)
Cash at beginning of period	—	37	490	—	527
Cash at end of period	$—	$41	$319	$—	$360

	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$1,441	$388	$2,886	$(1,968)	$2,747
Cash flows from investing activities	(2,271)	(1,815)	(5,702)	1,968	(7,820)
Cash flows from financing activities	830	1,363	2,744	—	4,937
Change in cash	—	(64)	(72)	—	(136)
Cash at beginning of period	—	101	562	—	663
Cash at end of period	$—	$37	$490	$—	$527