Form 10-Q
period 2018-06-30
Energy Transfer Equity, L.P.
filed 2018-08-09
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 3, 2018, the registrant had 1,158,206,624 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, as well as certain statements by Energy Transfer Equity, L.P. (“Energy Transfer Equity” the “Partnership” or “ETE”) in periodic press releases and certain oral statements of Energy Transfer Equity management during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I — Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 and “Part II — Item 1A. Risk Factors,” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

DOJ	U.S. Department of Justice

EPA	Environmental Protection Agency

ETP	Energy Transfer Partners, L.P.

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP Series A Preferred Units	ETP’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETP Series B Preferred Units	ETP’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETP Series C Preferred Units	ETP’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETP Series D Preferred Units	ETP’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FERC	Federal Energy Regulatory Commission

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co.

IDRs	incentive distribution rights

ii

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PES	Philadelphia Energy Solutions

Regency	Regency Energy Partners LP

RIGS	Regency Interstate Gas LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Convertible Preferred Units	ETE Series A convertible preferred units

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco LP Series A Preferred Units	Sunoco LP Series A Preferred Units previously held by ETE

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

USAC	USA Compression Partners, LP

USAC Preferred Units	USAC Series A Preferred Units
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$519	$336
Accounts receivable, net	4,309	4,504
Accounts receivable from related companies	106	53
Inventories	1,802	2,022
Derivative assets	63	24
Income taxes receivable	172	136
Other current assets	616	295
Current assets held for sale	6	3,313
Total current assets	7,593	10,683

Property, plant and equipment	76,409	71,177
Accumulated depreciation and depletion	(11,529)	(10,089)
	64,880	61,088

Advances to and investments in unconsolidated affiliates	2,687	2,705
Other non-current assets, net	996	886
Intangible assets, net	6,088	6,116
Goodwill	5,173	4,768
Total assets	$87,417	$86,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,955	$4,685
Accounts payable to related companies	102	31
Derivative liabilities	392	111
Income taxes payable	195	—
Accrued and other current liabilities	2,832	2,582
Current maturities of long-term debt	160	413
Current liabilities held for sale	—	75
Total current liabilities	7,636	7,897

Long-term debt, less current maturities	44,473	43,671
Non-current derivative liabilities	136	145
Deferred income taxes	3,075	3,315
Other non-current liabilities	1,227	1,217

Commitments and contingencies
Redeemable noncontrolling interests	487	21

Equity:
Limited Partners:
Series A Convertible Preferred Units	—	450
Common Unitholders	(1,106)	(1,643)
General Partner	(4)	(3)
Total partners’ deficit	(1,110)	(1,196)
Noncontrolling interest	31,493	31,176
Total equity	30,383	29,980
Total liabilities and equity	$87,417	$86,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
REVENUES:
Natural gas sales	$1,024	$1,022	$2,086	$2,034
NGL sales	2,141	1,487	4,171	3,033
Crude sales	4,241	2,345	7,495	4,887
Gathering, transportation and other fees	1,667	1,111	3,097	2,176
Refined product sales	4,818	2,903	8,628	5,918
Other	227	559	523	1,040
Total revenues	14,118	9,427	26,000	19,088
COSTS AND EXPENSES:
Cost of products sold	11,343	7,167	20,588	14,677
Operating expenses	772	648	1,496	1,249
Depreciation, depletion and amortization	694	607	1,359	1,235
Selling, general and administrative	183	173	331	338
Impairment losses	—	89	—	89
Total costs and expenses	12,992	8,684	23,774	17,588
OPERATING INCOME	1,126	743	2,226	1,500
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(510)	(477)	(976)	(950)
Equity in earnings of unconsolidated affiliates	92	49	171	136
Losses on extinguishments of debt	—	—	(106)	(25)
Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Other, net	(1)	57	56	74
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	727	347	1,443	715
Income tax expense from continuing operations	68	33	58	71
INCOME FROM CONTINUING OPERATIONS	659	314	1,385	644
Loss from discontinued operations, net of income taxes	(26)	(193)	(263)	(204)
NET INCOME	633	121	1,122	440
Less: Net income (loss) attributable to noncontrolling interest	278	(91)	404	(11)
NET INCOME ATTRIBUTABLE TO PARTNERS	355	212	718	451
Convertible Unitholders' interest in income	12	8	33	14
General Partner’s interest in net income	1	—	2	1
Limited Partners’ interest in net income	$342	$204	$683	$436
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.31	$0.20	$0.63	$0.41
Diluted	$0.31	$0.19	$0.63	$0.40
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.31	$0.19	$0.62	$0.40
Diluted	$0.31	$0.18	$0.62	$0.39
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Net income	$633	$121	$1,122	$440
Other comprehensive income, net of tax:
Change in value of available-for-sale securities	—	1	(2)	3
Actuarial gain relating to pension and other postretirement benefit plans	—	(1)	(2)	(3)
Change in other comprehensive income from unconsolidated affiliates	2	(1)	7	(1)
	2	(1)	3	(1)
Comprehensive income	635	120	1,125	439
Less: Comprehensive income attributable to noncontrolling interest	280	(92)	407	(12)
Comprehensive income attributable to partners	$355	$212	$718	$451
* As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)
(unaudited)

	Series A Convertible Preferred Units	Common Unitholders	General Partner	Noncontrolling Interest	Total
Balance, December 31, 2017	$450	$(1,643)	$(3)	$31,176	$29,980
Distributions to partners	—	(530)	(2)	—	(532)
Distributions to noncontrolling interest	—	—	—	(1,793)	(1,793)
Distributions reinvested	115	(115)	—	—	—
Subsidiary units repurchased	(7)	(119)	—	102	(24)
Subsidiary units issued	—	1	—	488	489
Capital contributions received from noncontrolling interests	—	—	—	318	318
Other comprehensive income, net of tax	—	—	—	3	3
Cumulative effect adjustment due to change in accounting principle (see Note 1)	—	—	—	(54)	(54)
Acquisition of USAC	—	—	—	832	832
Series A Convertible Preferred Units conversion	(589)	589	—	—	—
Other, net	(2)	28	(1)	17	42
Net income	33	683	2	404	1,122
Balance, June 30, 2018	$—	$(1,106)	$(4)	$31,493	$30,383

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER EQUITY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017*
OPERATING ACTIVITIES
Net income	$1,122	$440
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	263	204
Depreciation, depletion and amortization	1,359	1,235
Deferred income taxes	71	59
Amortization included in interest expense	10	9
Non-cash compensation expense	55	47
Impairment losses	—	89
Loss on extinguishment of debt	106	25
Equity in earnings of unconsolidated affiliates	(171)	(136)
Distributions from unconsolidated affiliates	138	125
Inventory valuation adjustments	(57)	42
Distributions on unvested awards	(25)	(18)
Other non-cash	(66)	(76)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation	357	(582)
Net cash provided by operating activities	3,162	1,463
INVESTING ACTIVITIES
Cash received in USAC acquisition (net of cash paid)	461	—
Cash proceeds from sale of Bakken Pipeline interest	—	2,000
Cash paid for other acquisitions (net of cash received)	(143)	(569)
Capital expenditures (excluding allowance for equity funds used during construction)	(3,539)	(2,879)
Contributions in aid of construction costs	60	16
Contributions to unconsolidated affiliates	(13)	(225)
Distributions from unconsolidated affiliates in excess of cumulative earnings	31	94
Proceeds from the sale of other assets	6	25
Other	—	1
Net cash used in by investing activities	(3,137)	(1,537)
FINANCING ACTIVITIES
Proceeds from borrowings	16,702	14,950
Repayments of long-term debt	(18,039)	(14,304)
Cash paid on affiliate notes	—	(255)
Subsidiary units repurchased	(24)	—
Units issued for cash	—	568
Subsidiary units and warrants issued for cash	954	462
Distributions to partners	(532)	(501)
Debt issuance costs	(173)	(35)
Distributions to noncontrolling interests	(1,793)	(1,401)
Capital contributions from noncontrolling interest	318	456

The accompanying notes are an integral part of these consolidated financial statements.

Redemption of ETP Convertible Preferred Units	—	(53)
Other, net	5	32
Net cash used in financing activities	(2,582)	(81)
DISCONTINUED OPERATIONS
Operating activities	(478)	131
Investing activities	3,207	(62)
Changes in cash included in current assets held for sale	11	(2)
Net increase in cash and cash equivalents of discontinued operations	2,740	67
Increase (decrease) in cash and cash equivalents	183	(88)
Cash and cash equivalents, beginning of period	336	467
Cash and cash equivalents, end of period	$519	$379
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
The consolidated financial statements of ETE presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiaries, ETP, Sunoco LP and, beginning April 2018, USAC;

•
consolidated subsidiaries of our controlled subsidiaries and our wholly-owned subsidiaries that own general partner interests and IDRs in ETP and Sunoco LP, and the general partner interests in USAC; and

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
On June 30, 2018, our interests in ETP, Sunoco LP and USAC consisted of 100% of the respective general partner interests and IDRs in ETP and Sunoco LP, as well as approximately 27.5 million ETP common units, approximately 2.3 million Sunoco LP common units, and approximately 20.5 million USAC common units. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
In August 2018, ETE and ETP announced that they have entered into a definitive agreement providing for the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. In connection with the transaction, ETE’s IDRs in ETP will be cancelled. Under the terms of the transaction, ETP unitholders (other than ETE and its subsidiaries) will receive 1.28 common units of ETE for each common unit of ETP they own. The transaction is expected to close in the fourth quarter of 2018, subject to the approval by a majority of the unaffiliated unitholders of ETP and other customary closing conditions.
Business Operations
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP, Sunoco LP, USAC and cash flows from the operations of Lake Charles LNG. The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. Parent Company-only assets are not available to satisfy the debts and other obligations of ETE’s subsidiaries. In order to understand the financial condition of the Parent Company on a stand-alone basis, see Note 16 for stand-alone financial information apart from that of the consolidated partnership information included herein.
Our financial statements reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in USAC, including the consolidated operations of USAC;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
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
As a result of this change in accounting policy, the consolidated statement of operations and comprehensive income in prior periods have been retrospectively adjusted, as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Originally Reported*	Effect of Change	As Adjusted	As Originally Reported*	Effect of Change	As Adjusted
Cost of products sold	$7,171	$(4)	$7,167	$14,710	$(33)	$14,677
Operating income	739	4	743	1,467	33	1,500
Income before income tax expense	343	4	347	682	33	715
Net income	117	4	121	407	33	440
Net loss attributable to noncontrolling interest	(95)	4	(91)	(44)	33	(11)
Comprehensive income	116	4	120	406	33	439
* Amounts reflect certain reclassifications made to conform to the current year presentation and include the impact of discontinued operations as discussed in Note 2.

As a result of this change in accounting policy, the consolidated statement of cash flows in prior periods have been retrospectively adjusted, as follows:

	Six Months Ended June 30, 2017
	As Originally Reported*	Effect of Change	As Adjusted
Net income	$407	$33	$440
Inventory Valuation Adjustments	98	(56)	42
Net change in operating assets and liabilities (change in inventories)	(605)	23	(582)
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
Upon the adoption of ASU 2014-09, the amount of revenue that the Partnership recognizes on certain contracts has changed, primarily due to decreases in revenue (with offsetting decreases to cost of sales) resulting from recognition of non-cash consideration as revenue when received and as cost of sales when sold to third parties. In addition, income statement reclassifications were required for fuel usage and loss allowances related to certain of ETP’s operations, as well as contracts deemed to be in-substance supply agreements in ETP’s midstream operations. In addition to the evaluation performed, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard.
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

The cumulative effect of the changes made to the Partnership’s consolidated balance sheet for the adoption of ASU 2014-09 was as follows:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets:
Other current assets	$295	$8	$303
Property and Equipment, net	61,088	—	61,088
Other non-current assets, net	886	39	925
Intangible assets, net	6,116	(100)	6,016

Liabilities and Equity:
Other non-current liabilities	$1,217	$1	$1,218
Noncontrolling interest	31,176	(54)	31,122
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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Revenues:
Natural gas sales	$1,024	$1,024	$—	$2,086	$2,086	$—
NGL sales	2,141	2,134	7	4,171	4,153	18
Crude sales	4,241	4,238	3	7,495	7,488	7
Gathering, transportation and other fees	1,667	1,814	(147)	3,097	3,430	(333)
Refined product sales	4,818	4,831	(13)	8,628	8,651	(23)
Other	227	227	—	523	523	—

Costs and expenses:
Cost of products sold	$11,343	$11,491	$(148)	$20,588	$20,923	$(335)
Operating expenses	772	764	8	1,496	1,475	21
Depreciation and amortization	694	701	(7)	1,359	1,372	(13)

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change: Higher/(Lower)
Assets:
Other current assets	$616	$607	$9
Property and Equipment, net	64,880	64,880	—
Intangible assets, net	6,088	6,200	(112)
Other non-current assets, net	996	950	46

Liabilities and Equity:
Other non-current liabilities	$1,227	$1,226	$1
Noncontrolling interest	31,493	31,551	(58)
Additional disclosures related to revenue are included in Note 12.
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
ASU 2018-02
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to partners’ capital for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Partnership elected to early adopt this ASU in the first quarter of 2018. The effect of the adoption was not material.

2.	ACQUISITIONS AND OTHER INVESTING TRANSACTIONS
USAC Transactions
On April 2, 2018, ETE acquired a controlling interest in USAC, a publicly traded partnership that provides compression services in the United States. Specifically ETE acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC (“USAC GP”), the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million (the “USAC Transaction”). Concurrently, USAC cancelled its incentive distribution rights and converted its economic general partner interest into a non-economic general partner interest in exchange for the issuance of 8,000,000 USAC common units to USAC GP.
Concurrent with these transactions, ETP contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
Prior to the CDM Contribution, the CDM entities were indirect wholly-owned subsidiaries of ETP. Beginning April 2018, ETE’s consolidated financial statements reflected USAC as a consolidated subsidiary.
Summary of Assets Acquired and Liabilities Assumed
ETE accounted for the USAC Transaction using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.
The total purchase price was allocated as follows:

At April 2, 2018
Total current assets	$786
Property, plant and equipment	1,332
Other non-current assets	15
Goodwill(1)	366
Intangible assets	222
2,721

Total current liabilities	110
Long-term debt, less current maturities	1,527
Other non-current liabilities	2
1,639

Noncontrolling interest	832

Total consideration	250
Cash received(2)	711
Total consideration, net of cash received(2)	$(461)

(1)
None of the goodwill is expected to be deductible for tax purposes. Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within USAC’s operations.

(2)	Cash received represents cash and cash equivalents held by USAC as of the acquisition date.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.

HPC
ETP previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETP acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in the Partnership’s consolidated financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in the Partnership’s consolidated financial statements.
Sunoco LP Retail Store and Real Estate Sales
On January 23, 2018, Sunoco LP completed the disposition of assets pursuant to the purchase agreement with 7-Eleven (“Amended and Restated Asset Purchase Agreement”). As a result of the purchase agreement and subsequent closing, previously eliminated wholesale motor fuel sales to Sunoco LP’s retail locations are reported as wholesale motor fuel sales to third parties. Also, the related accounts receivable from such sales are no longer eliminated from the Partnership’s consolidated balance sheets and are reported as accounts receivable.
In connection with the closing of the transactions contemplated by the Amended and Restated Asset Purchase Agreement, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018 (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement under which Sunoco LP has agreed to supply approximately 2.0 billion gallons of fuel annually plus additional aggregate growth volumes of up to 500 million gallons to be added incrementally over the first four years. For the period from January 1, 2018 through January 22, 2018 and the three and six months ended June 30, 2017, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, $757 million and $1.5 billion, respectively, which were eliminated in consolidation. Sunoco LP recorded a cash inflow of $979 million and $1.6 billion from 7-Eleven in the three and six months ended June 30, 2018 since the sale related to payments on trade receivables.
On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties are being sold through a sealed-bid. Of the 97 properties, 47 have been sold, three are under contract to be sold, and six continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of Sunoco LP’s retail divestment as discontinued operations.
The following tables present the aggregate carrying amounts of assets and liabilities classified as held for sale in the consolidated balance sheet:

	June 30, 2018	December 31, 2017
Carrying amount of assets classified as held for sale:
Cash and cash equivalents	$—	$21
Inventories	—	149
Other current assets	—	16
Property, plant and equipment, net	6	1,851
Goodwill	—	796
Intangible assets, net	—	477
Other non-current assets, net	—	3
Total assets classified as held for sale in the Consolidated Balance Sheet	$6	$3,313

Carrying amount of liabilities classified as held for sale:
Other current and non-current liabilities	$—	$75
Total liabilities classified as held for sale in the Consolidated Balance Sheet	$—	$75

The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$—	$1,757	$349	$3,343

COSTS AND EXPENSES
Cost of products sold	—	1,453	305	2,792
Operating expenses	—	198	61	384
Depreciation, depletion and amortization	—	3	—	36
Impairment losses	—	231	—	231
Selling, general and administrative	5	36	7	69
Total costs and expenses	5	1,921	373	3,512
OPERATING LOSS	(5)	(164)	(24)	(169)
Interest expense, net	—	4	2	8
Loss on extinguishment of debt and other	—	—	20	—
Other, net	38	3	61	8
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(43)	(171)	(107)	(185)
Income tax expense (benefit)	(17)	22	156	19
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(26)	(193)	(263)	(204)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX BENEFIT ATTRIBUTABLE TO ETE	$(1)	$(7)	$(10)	$(7)
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
Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2018	2017
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,015	$1,364
Losses from subsidiary common unit transactions	(125)	(51)
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$—	$988
Conversion of Series A Convertible Preferred Units to common units	589	—

4. INVENTORIES
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Natural gas, NGLs, and refined products	$873	$1,120
Crude oil	571	551
Spare parts and other	358	351
Total inventories	$1,802	$2,022
ETP utilizes commodity derivatives to manage price volatility associated with its natural gas inventories. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
USAC’s inventory consists of serialized and non-serialized parts used primarily in the repair of compression units. All inventory is stated at the lower of cost or net realizable value. The cost of serialized parts inventory is determined using the specific identification cost method, while the cost of non-serialized parts inventory is determined using the weighted average cost method. Purchases of these assets are considered operating activities on the Consolidated Statements of Cash Flows.
5. FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2018 were $44.47 billion and $44.63 billion, respectively. As of December 31, 2017, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.62 billion and $44.08 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2018, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$22	$22	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	11	11	—
Forward Physical Contracts	9	—	9
Power:
Forwards	69	—	69
Options — Puts	1	1	—
NGLs — Forwards/Swaps	301	301	—
Refined Products — Futures	3	3	—
Crude — Forwards/Swaps	1	1	—
Corn (Bushels)	1	1	—
Total commodity derivatives	419	340	79
Other non-current assets	21	14	7
Total assets	$440	$354	$86
Liabilities:
Interest rate derivatives	$(147)	$—	$(147)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(70)	(70)	—
Swing Swaps IFERC	(2)	(1)	(1)
Fixed Swaps/Futures	(14)	(14)	—
Forward Physical Contracts	(5)	—	(5)
Power — Forwards	(57)	—	(57)
NGLs — Forwards/Swaps	(319)	(319)	—
Refined Products — Futures	(9)	(9)	—
Crude — Forwards/Swaps	(308)	(308)	—
Total commodity derivatives	(784)	(721)	(63)
Total liabilities	$(931)	$(721)	$(210)

		Fair Value Measurements at December 31, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$11	$11	$—
Swing Swaps IFERC	13	—	13
Fixed Swaps/Futures	70	70	—
Forward Physical Swaps	8	—	8
Power — Forwards	23	—	23
NGLs — Forwards/Swaps	191	191	—
Refined Products — Futures	1	1	—
Crude:
Forwards/Swaps	2	2	—
Futures	2	2	—
Total commodity derivatives	321	277	44
Other non-current assets	21	14	7
Total assets	$342	$291	$51
Liabilities:
Interest rate derivatives	$(219)	$—	$(219)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(24)	(24)	—
Swing Swaps IFERC	(15)	(1)	(14)
Fixed Swaps/Futures	(57)	(57)	—
Forward Physical Swaps	(2)	—	(2)
Power — Forwards	(22)	—	(22)
NGLs — Forwards/Swaps	(186)	(186)	—
Refined Products — Futures	(28)	(28)	—
Crude:
Forwards/Swaps	(6)	(6)	—
Futures	(1)	(1)	—
Total commodity derivatives	(341)	(303)	(38)
Total liabilities	$(560)	$(303)	$(257)

6. NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Income from continuing operations	$659	$314	$1,385	$644
Less: Income from continuing operations attributable to noncontrolling interest	303	94	657	185
Income from continuing operations, net of noncontrolling interest	356	220	728	459
Less: Convertible Unitholders’ interest in income	12	8	33	14
Less: General Partner’s interest in income	1	—	2	1
Income from continuing operations available to Limited Partners	$343	$212	$693	$444
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	1,114.8	1,075.2	1,097.1	1,077.2
Basic income from continuing operations per Limited Partner unit	$0.31	$0.20	$0.63	$0.41
Basic income from discontinued operations per Limited Partner unit	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$343	$212	$693	$444
Dilutive effect of equity-based compensation of subsidiaries and distributions to Convertible Unitholders	12	8	33	14
Diluted income from continuing operations available to Limited Partners	$355	$220	$726	$458
Weighted average limited partner units	1,114.8	1,075.2	1,097.1	1,077.2
Dilutive effect of unconverted unit awards and Convertible Units	43.4	66.1	61.1	66.5
Diluted weighted average limited partner units	1,158.2	1,141.3	1,158.2	1,143.7
Diluted income from continuing operations per Limited Partner unit	$0.31	$0.19	$0.63	$0.40
Diluted income from discontinued operations per Limited Partner unit	$0.00	$(0.01)	$(0.01)	$(0.01)
* As adjusted. See Note 1.
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
As of June 30, 2018, borrowings of $956 million were outstanding under the Parent Company revolving credit facility and the amount available for future borrowings was $544 million.

Subsidiary Indebtedness
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued the following senior notes:
•$500 million aggregate principal amount of 4.20% senior notes due 2023;
•$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;
•$500 million aggregate principal amount of 5.80% senior notes due 2038; and
•$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.
The senior notes were registered under the Securities Act of 1933 (as amended).  The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
The senior notes rank equally in right of payment with ETP’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETP may incur.  The notes of each series will initially be fully and unconditionally guaranteed by ETP’s subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of ETP’s other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.
The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETP’s revolving credit facility, for general partnership purposes and to redeem all of the following senior notes:
•ETP’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;
•Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and
•ETP’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.
The aggregate amount paid to redeem these notes was approximately $1.65 billion.
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) allows for unsecured borrowings up to $4.00 billion and matures in December 2022. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2018, the ETP Five-Year Credit Facility had $1.23 billion outstanding, all of which was commercial paper. The amount available for future borrowings was $2.61 billion after taking into account letters of credit of $167 million. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 2.87%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) allows for unsecured borrowings up to $1.0 billion and matures on November 30, 2018. As of June 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.
Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of June 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 3.72%.

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

•
redeem in full its existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repay in full and terminate its term loan;

•	pay all closing costs in connection with the 7-Eleven transaction;

•	redeem the outstanding Sunoco LP Series A Preferred Units; and

•	repurchase 17,286,859 Sunoco LP common units owned by ETP.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement, which matures in September 2019. As of June 30, 2018, the Sunoco LP credit facility had $320 million outstanding borrowings and $8 million in standby letters of credit. The unused availability on the revolver at June 30, 2018 was $1.2 billion.
In July 2018, Sunoco LP amended its revolving credit agreement, including extending the expiration to July 27, 2023 (which may be extended in accordance with the terms of the credit agreement).
USAC Credit Facility
USAC currently has a $1.6 billion revolving credit facility, which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity.
As of June 30, 2018, USAC had $950 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of June 30, 2018, USAC had $650 million of availability under its credit facility.
USAC Senior Notes
USAC has outstanding $725 million aggregate principal amount of senior notes that mature on April 1, 2026. The notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2018.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2018.
8. REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interest in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of June 30, 2018 include (i) a balance of $465 million related to the USAC Preferred Units described below and (ii) a balance of $22 million related to noncontrolling interest holders in one of ETP’s consolidated subsidiaries that have the option to sell their interests to ETP.
USAC Series A Preferred Units
On April 2, 2018, USAC issued 500,000 USAC Preferred Units at a price of $1,000 per USAC Preferred Unit, for total gross proceeds of $500 million in a private placement.
The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by the fifth anniversary of the issue date, USAC will have the option to redeem all or any portion of the

USAC Preferred Units for cash. In addition, at any time on or after the tenth anniversary of the issue date, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.
9. EQUITY
ETE
The changes in ETE common units and ETE Series A Convertible Preferred Units during the six months ended June 30, 2018 were as follows:

	Number of ETE Series A Convertible Preferred Units	Number of Common Units
Outstanding at December 31, 2017	329.3	1,079.1
Conversion of ETE Series A Convertible Preferred Units to common units	(329.3)	79.1
Outstanding at June 30, 2018	—	1,158.2
ETE Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of June 30, 2018, there have been no sales of common units under the equity distribution agreement.
ETE Series A Convertible Preferred Units
In May 2018, the Partnership converted its 329.3 million Series A Convertible Preferred Units into approximately 79.1 million ETE common units in accordance with the terms of ETE’s partnership agreement.
Repurchase Program
During the six months ended June 30, 2018, ETE did not repurchase any ETE common units under its current buyback program. As of June 30, 2018, $936 million remained available to repurchase under the current program.
Subsidiary Equity Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETP, Sunoco LP, and USAC and the underlying book value arising from the issuance or redemption of units by ETP, Sunoco LP, and USAC (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the six months ended June 30, 2018, we recognized a decrease in partners’ capital of $125 million.
ETP Equity Distribution Program
During the six months ended June 30, 2018, there were no ETP common units issued under ETP’s equity distribution agreements. As of June 30, 2018, $752 million of ETP’s common units remained available to be issued under ETP’s existing $1.00 billion equity distribution agreement.
ETP Distribution Reinvestment Program
In July 2017, ETP initiated a new distribution reinvestment plan. During the six months ended June 30, 2018, distributions of $39 million were reinvested under ETP’s distribution reinvestment plan.
ETP Preferred Units
ETP issued 950,000 ETP Series A Preferred Units and 550,000 ETP Series B Preferred Units in November 2017.
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
ETP Series D Preferred Units Issuance
In July 2018, ETP issued 17.8 million of its 7.625% ETP Series D Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $445 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
Distributions on the ETP Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the ETP Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.378% per annum. The ETP Series D Preferred Units are redeemable at ETP’s option on or after August 15, 2023 at a redemption price of $25 per ETP Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
USAC Warrant Private Placement
On April 2, 2018, USAC issued two tranches of warrants to purchase USAC common units (the “USAC Warrants”), which included USAC Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and USAC Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. The USAC Warrants may be exercised by the holders thereof at any time beginning on the one year anniversary of the closing date and before the tenth anniversary of the closing date. Upon exercise of the USAC Warrants, USAC may, at its option, elect to settle the USAC Warrants in common units on a net basis.
USAC Class B Units
The USAC Class B Units, all of which are owned by ETP, are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of the USAC Transaction on April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.

USAC Distribution Reinvestment Program
During the three months ended June 30, 2018, distributions of $0.2 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 11,776 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017 (1)	February 8, 2018	February 20, 2018	$0.3050
March 31, 2018 (1)	May 7, 2018	May 21, 2018	0.3050
June 30, 2018	August 6, 2018	August 20, 2018	0.3050

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forgo their cash distributions on all or a portion of their common units, and in lieu of receiving cash distributions on these common units for each such quarter, such unitholder received Series A Convertible Preferred Units, and (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Series A Convertible Preferred Unit. The quarter ended March 31, 2018 was the final quarter of participation in the plan.

Distributions declared and/or paid with respect to our Series A Convertible Preferred Units subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 20, 2018	$0.1100
March 31, 2018	May 7, 2018	May 21, 2018	0.1100
ETP Cash Distributions
Distributions declared and/or paid by ETP subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650
ETE has agreed to relinquish its right to the following amounts of incentive distributions from ETP in future periods:

Year Ending December 31,
2018 (remainder)	$69
2019	128
Each year beyond 2019	33

Distributions on preferred units declared and paid by ETP subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
ETP Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
ETP Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
ETP Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	0.563
Sunoco LP Cash Distributions
The following are distributions declared and/or paid by Sunoco LP subsequent to December 31, 2017:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 6, 2018	February 14, 2018	$0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
USAC Cash Distributions
Subsequent to the USAC Transactions described in Note 2, ETE and its wholly-owned subsidiaries own an aggregate 20,466,912 USAC common units, and ETP owns 19,191,351 USAC common units and 6,397,965 USAC Class B units. As of June 30, 2018, USAC had 89,953,049 common units outstanding. USAC currently has a non-economic general partner interest and no outstanding incentive distribution rights.
The following are distributions declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2018	December 31, 2017
Available-for-sale securities (1)	$4	$8
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(7)	(5)
Investments in unconsolidated affiliates, net	12	5
Subtotal	4	3
Amounts attributable to noncontrolling interest	(4)	(3)
Total AOCI, net of tax	$—	$—

(1)
Effective January 1, 2018, the Partnership adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which resulted in the reclassification of $2 million from ETP’s accumulated other comprehensive income related to available-for-sale securities to ETP’s common unitholders. The amount is reflected as a change in noncontrolling interest in the Partnership’s consolidated financial statements.

10.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. For the three and six months ended June 30, 2018, the Partnership’s income tax benefit also reflected $13 million and $51 million, respectively, of deferred benefit adjustments as the result of a state statutory rate reduction.
11. REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental expense (1)	$42	$41	$74	$81
Less: Sublease rental income	(11)	(6)	(17)	(12)
Rental expense, net	$31	$35	$57	$69

(1)
Includes contingent rentals totaling $1 million and $6 million for three months ended June 30, 2018 and 2017, respectively and $2 million and $10 million for the six months ended June 30, 2018 and 2017, respectively.

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
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court concluded that the USACE had not violated trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determinations under certain of these statutes. On May 3, 2018, the District Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they will conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they will need until August 31, 2018 to finish the remand process. Following the completion of the remand process by the USACE, the Court will make a determination regarding the three discrete issues covered by the remand order.
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
While ETP believes that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. ETP cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
As of June 30, 2018, Sunoco, Inc. is a defendant in six cases, including one case each initiated by the States of Maryland, Vermont and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P.
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
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted Defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC (the “Regency Defendants”). On March 6, 2018, the Regency Defendants filed their Answer to Plaintiff’s Verified Amended Class Action Complaint. Trial is currently set for September 23-27, 2019.
The Regency Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. ETP’s petition for review remains under consideration by the Texas Supreme Court.

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
The matter was tried in front of Vice Chancellor Glasscock on February 19-21, 2018. Post-trial arguments were heard on April 16, 2018. In a post-trial opinion dated May 17, 2018, the Court found that one provision of the Issuance breached ETE’s partnership agreement but that this breach caused no damages. The Court denied Plaintiffs’ requests for injunctive relief and declined to award damages other than nominal damages.
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
Bayou Bridge
On January 11, 2018, environmental groups and a trade association filed suit against the USACE in the United States District Court for the Middle District of Louisiana. Plaintiffs allege that the USACE’s issuance of permits authorizing the construction of the Bayou Bridge Pipeline through the Atchafalaya Basin (“Basin”) violated the National Environmental Policy Act, the Clean Water Act, and the Rivers and Harbors Act. They asked the district court to vacate these permits and to enjoin construction of the project through the Basin until the USACE corrects alleged deficiencies in its decision-making process. ETP, through its subsidiary Bayou Bridge Pipeline, LLC (“Bayou Bridge”), intervened on January 26, 2018. On March 27, 2018, Bayou Bridge filed an answer to the complaint.
On January 29, 2018, Plaintiffs filed motions for a preliminary injunction and TRO. United States District Court Judge Shelly Dick denied the TRO on January 30, 2018, but subsequently granted the preliminary injunction on February 23, 2018. On February 26, 2018, Bayou Bridge filed a notice of appeal and a motion to stay the February 23, 2018 preliminary injunction order. On February 27, 2018, Judge Dick issued an opinion that clarified her February 23, 2018 preliminary injunction order and denied Bayou Bridge’s February 26, 2018 motion to stay as moot. On March 1, 2018, Bayou Bridge filed a new notice of appeal and motion to stay the February 27, 2018 preliminary injunction order in the district court. On March 5, 2018, the district court denied the March 1, 2018 motion to stay the February 27, 2018 order.
On March 2, 2018, Bayou Bridge filed a motion to stay the preliminary injunction in the Fifth Circuit. On March 15, 2018, the Fifth Circuit granted a stay of injunction pending appeal and found that Bayou Bridge “is likely to succeed on the merits of its claim that the district court abused its discretion in granting a preliminary injunction.” Oral arguments were heard on the merits of the appeal, that is, whether the district court erred in granting the preliminary injunction in the Fifth Circuit on April 30, 2018. The district court has stayed the merits case pending decision of the Fifth Circuit. On May 10, 2018, the District Court stayed the litigation pending a decision from the Fifth Circuit. On July 6, 2018, the Fifth Circuit vacated the Preliminary Injunction and remanded the case back to the District Court. Construction is ongoing.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and Pretec Directional Drilling, LLC (“Pretec”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. Laney Directional Drilling Co., Atlas Trenchless, LLC, Mears Group, Inc., D&G Directional Drilling, Inc. d/b/a D&G Directional Drilling, LLC, and B&T Directional Drilling, Inc. (collectively, with Rover and Pretec, “Defendants”) were added as defendants on April 17, and July 18, 2018.
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Defendants’ motions to dismiss are due on or before September 10, 2018.

In January 2018, Ohio EPA sent a letter to the FERC to express concern regarding drilling fluids lost down a hole during horizontal directional drilling (“HDD”) operations as part of the Rover Pipeline construction. Rover sent a January 24 response to the FERC and stated, among other things, that as Ohio EPA conceded, Rover was conducting its drilling operations in accordance with specified procedures that had been approved by the FERC and reviewed by the Ohio EPA. In addition, although the HDD operations were crossing the same resource as that which led to an inadvertent release of drilling fluids in April 2017, the drill in 2018 had been redesigned since the original crossing. Ohio EPA expressed concern that the drilling fluids could deprive organisms in the wetland of oxygen. Rover, however, has now fully remediated the site, a fact with which Ohio EPA concurs.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2018 and December 31, 2017, accruals of approximately $58 million and $53 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against Sunoco Pipeline L.P. (“SPLP”) before the Pennsylvania Public Utility Commission (“PUC”). Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in West Whiteland Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in West Whiteland Township.
Following a hearing on May 7 and 10, 2018, Administrative Law Judge Elizabeth H. Barnes (“ALJ”) issued an Order on May 24, 2018 that granted Senator Dinniman’s petition for interim emergency relief and required SPLP to shut down ME1, to discontinue construction of ME2 and ME2x within the Township, and required SPLP to provide various types of information and perform various geotechnical and geophysical studies within the Township. The ALJ’s Order was immediately effective, and SPLP complied by shutting down service on ME1 and discontinuing all construction in the Township on ME2 and ME2x. The ALJ’s Order was automatically certified as a material question to the PUC, which issued an Opinion and Order on June 15, 2018 (following a public meeting on June 14, 2018) that reversed in part and affirmed in part the ALJ’s Order. PUC’s Opinion and Order permitted SPLP to resume service on ME1, but continued the shutdown of construction on ME2 and ME2x pending the submission of the following three types of information to PUC: (i) inspection and testing protocols; (ii) comprehensive emergency response plan; and (iii) safety training curriculum for employees and contractors. SPLP submitted the required information on June 22, 2018. On July 2, 2018, Senator Dinniman and intervenors responded to the submission. SPLP is also required to provide an affidavit that the Pennsylvania Department of Environmental Protection (“DEP”) has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018 the PUC entered an Order lifting the stay of construction on ME2 and ME2x in West Whiteland Township with respect to all areas within the Township where the necessary environmental permits had been issued. Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue the action.

Service on ME1 was resumed in accordance with PUC’s Opinion and Order. Senator Dinniman’s Complaint will proceed forward under a schedule to be determined by the ALJ. A prehearing conference with the ALJ is scheduled for August 28, 2018.
On July 25, 2017, the Pennsylvania Environmental Hearing Board (“EHB”) issued an order to SPLP to cease HDD activities in Pennsylvania related to the Mariner East 2 project.  On August 1, 2017 the EHB lifted the order as to two drill locations.  On August 3, 2017, the EHB lifted the order as to 14 additional locations.  The EHB issued the order in response to a complaint filed by environmental groups against SPLP and the Pennsylvania Department of Environmental Protection (“PADEP”).  The EHB Judge encouraged the parties to pursue a settlement with respect to the remaining HDD locations and facilitated a settlement meeting.  On August 7, 2017 a final settlement was reached.  A stipulated order has been submitted to the EHB Judge with respect to the settlement.  The settlement agreement requires that SPLP reevaluate the design parameters of approximately 26 drills on the Mariner East 2 project and approximately 43 drills on the Mariner East 2X project.  The settlement agreement also provides a defined framework for approval by PADEP for these drills to proceed after reevaluation.  Additionally, the settlement agreement requires modifications to several of the HDD plans that are part of the PADEP permits.  Those modifications have been completed and agreed to by the parties and the reevaluation of the drills has been initiated by the company. On July 31, 2018 the underlying permit appeals in which the above settlements occurred were withdrawn in a settlement between the appellants and PADEP. That settlement did not involve SPLP.
In addition, on June 27, 2017 and July 25, 2017, the PADEP entered into a Consent Order and Agreement with SPLP regarding inadvertent returns of drilling fluids at three HDD locations in Pennsylvania related to the Mariner East 2 project.  Those agreements require SPLP to cease HDD activities at those three locations until PADEP reauthorizes such activities and to submit a corrective action plan for agency review and approval.  SPLP has fulfilled the requirements of those agreements and has been authorized by PADEP to resume drilling the locations.
No amounts have been recorded in our June 30, 2018 or December 31, 2017 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ and Louisiana Department of Environmental Quality notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) operated and owned by SPLP in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) operated by SPLP and owned by Mid-Valley in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma operated and owned by SPLP in January 2015. In May 2017, we presented to the DOJ, EPA and Louisiana Department of Environmental Quality a summary of the emergency response and remedial efforts taken by SPLP after the releases occurred as well as operational changes instituted by SPLP to reduce the likelihood of future releases. In July 2017, we had a follow-up meeting with the DOJ, EPA and Louisiana Department of Environmental Quality during which the agencies presented their initial demand for civil penalties and injunctive relief. Sin ce then, the parties have reached an agreement in principal to resolve all penalties. We are currently working on a counteroffer to the Louisiana Department of Environmental Quality, and we are involved in settlement discussion with the agencies.
On January 3, 2018, PADEP issued an Administrative Order to SPLP directing that work on the Mariner East 2 and 2X pipelines be stopped.  The Administrative Order detailed alleged violations of the permits issued by PADEP in February 2017, during the construction of the project.  SPLP began working with PADEP representatives immediately after the Administrative Order was issued to resolve the compliance issues.  Those compliance issues could not be fully resolved by the deadline to appeal the Administrative Order, so SPLP took an appeal of the Administrative Order to the Pennsylvania Environmental Hearing Board on February 2, 2018.  On February 8, 2018, SPLP entered into a Consent Order and Agreement with PADEP that (i) withdraws the Administrative Order; (ii) establishes requirements for compliance with permits on a going forward basis; (iii) resolves the non-compliance alleged in the Administrative Order; and (iv) conditions restart of work on an agreement by SPLP to pay a $12.6 million civil penalty to the Commonwealth of Pennsylvania.  In the Consent Order and agreement, SPLP admits to the factual allegations, but does not admit to the conclusions of law that were made by PADEP.  PADEP also found in the Consent Order and Agreement that SPLP had adequately addressed the issues raised in the Administrative Order and demonstrated an ability to comply with the permits. SPLP concurrently filed a request to the Pennsylvania Environmental Hearing Board to discontinue the appeal of the Administrative Order.  That request was granted on February 8, 2018.
Environmental Remediation
Our subsidiaries are responsible for environmental remediation at certain sites, including the following:

•
certain of our interstate pipelines conduct soil and groundwater remediation related to contamination from past uses of polychlorinated biphenyls (“PCBs”). PCB assessments are ongoing and, in some cases, our subsidiaries could potentially be held responsible for contamination caused by other parties.

•	certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.

•
legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2018, Sunoco, Inc. had been named as a PRP at approximately 41 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2018	December 31, 2017
Current	$51	$35
Non-current	352	337
Total environmental liabilities	$403	$372
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
During the three months ended June 30, 2018 and 2017, the Partnership recorded $9 million and $10 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2018 and 2017, the Partnership recorded $15 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
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
12. REVENUE
The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of ASU 2014-09 on January 1, 2018, as discussed in Note 1. These policies were applied to the current period only, and the amounts reflected in the Partnership’s consolidated financial statements for the three and six months ended June 30, 2017, were recorded under the Partnership’s previous accounting policies.
Disaggregation of revenue
The major types of revenue within our reportable segment, are as follows:
•Investment in ETP

•	intrastate transportation and storage

•	interstate transportation and storage

•	midstream

•	NGL and refined products transportation and services

•	crude oil transportation and services

•	all other

•Investment in Sunoco LP

•	fuel distribution and marketing

•	all other
•Investment in USAC

•	contract operations

•	retail parts and services

•	station installations
•Investment in Lake Charles LNG

•	terminal services
Note 15 depicts the disaggregation of revenue amounts by type for each of our reportable segments, with revenue amounts reflected in accordance with ASC Topic 606 for 2018 and ASC Topic 605 for 2017.
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
ETP’s all other revenue
ETP’s other operations primarily include ETP’s compression equipment business which provides full-service compression design and manufacturing services for the oil and gas industry. It also includes the management of coal and natural resources properties and the related collection of royalties. ETP also earns revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities. There were no material changes to the manner in which revenues related to these operations are recorded under the new standard.

Sunoco LP’s fuel distribution and marketing revenue
Sunoco LP’s fuel distribution and marketing operations earn revenue from the following channels: sales to Dealers, sales to Distributors, Unbranded Wholesale Revenue, Commission Agent Revenue, Rental Income and Other Income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with Sunoco LP’s customers generally provide that Sunoco LP distribute motor fuel at a formula price based on published rates, volume-based profit margin, and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, Sunoco LP estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
Revenue is recognized under the motor fuel contracts at the point in time the customer takes control of the fuel. At the time control is transferred to the customer the sale is considered final, because the agreements do not grant customers the right to return motor fuel. Under the new standard, to determine when control transfers to the customer, the shipping terms of the contract are assessed as shipping terms are considered a primary indicator of the transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment since the customer gains control at this time under the terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. Once the goods are shipped, Sunoco LP is precluded from redirecting the shipment to another customer and revenue is recognized.
Commission agent revenue consists of sales from commission agent agreements between Sunoco LP and select operators. Sunoco LP supplies motor fuel to sites operated by commission agents and sells the fuel directly to the end customer. In commission agent arrangements, control of the product is transferred at the point in time when the goods are sold to the end customer. To reflect the transfer of control, Sunoco LP recognizes commission agent revenue at the point in time fuel is sold to the end customer.
Sunoco LP receives rental income from leased or subleased properties. Revenue from leasing arrangements for which Sunoco LP is the lessor are recognized ratably over the term of the underlying lease.
Sunoco LP’s all other revenue
Sunoco LP’s all other operations earn revenue from the following channels: Motor Fuel Sales, Rental Income and Other Income. Motor Fuel Sales consist of fuel sales to consumers at company-operated retail stores. Other income includes merchandise revenue that comprises the in-store merchandise and food service sales at company-operated retail stores, and other revenue that represents a variety of other services within Sunoco LP’s all other operations including credit card processing, car washes, lottery, automated teller machines, money orders, prepaid phone cards and wireless services. Revenue from all other operations is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good).
USAC’s contract operations revenue
USAC’s revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under its fixed-fee contracts over the term of the contract as services are provided to its customers. Initial contract terms typically range from six months to five years, however USAC usually continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into take-or-pay contracts whereby its customers are required to pay the monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of the invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration USAC receives and revenue it recognizes is based upon the fixed fee rate stated in each service contract.
USAC’s contracts with customers may include multiple performance obligations. For such arrangements, USAC allocates revenues to each performance obligation based on its relative standalone service fee. USAC generally determine standalone service fees based on the service fees charged to customers or using expected cost plus margin.
The majority of USAC’s service performance obligations are satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. The monthly service for each location is substantially the same service month to month and is promised consecutively over the service contract term. USAC measures progress and performance of the service consistently using a straight-line, time-based method as each month passes, because its performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by its service.
There are typically no material obligations for returns or refunds. USAC’s standard contracts do not usually include material variable or non-cash consideration.
USAC’s retail parts and services revenue
USAC’s retail parts and service revenue is earned primarily on freight and crane charges that are directly reimbursable by USAC’s customers and maintenance work on units at its customers’ locations that are outside the scope of its core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after USAC has performed its services. USAC bills upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of the invoice. The amount of consideration USAC receives and revenue it recognizes is based upon the invoice amount. There are typically no material obligations for returns, refunds, or warranties. USAC’s standard contracts do not usually include material variable or non-cash consideration.
USAC’s station installations revenue
USAC’s revenue from station installations is earned on stations USAC builds on behalf of, and sell to, its customers and such revenue is recognized over time as services are provided. A station typically consists of compressor equipment combined with other equipment ancillary to compression, such as slug catchers, pipe racks, tanks, dehydration units, valves, and control rooms, which together assist in the treating, processing, pressurization and transportation of natural gas. USAC’s performance enhances an asset that the customer controls and does not create an asset with alternative use to USAC. Revenue is recognized over time based on the progress-toward-completion method and progress is measured using the efforts-expended input method. In applying the efforts-expended input method, USAC uses the percentage of total completed workflows to date relative to estimated total workflows to determine the amount of revenue and profit to recognize for each contract. The amount of consideration USAC receives and revenue it recognizes varies in accordance with each contractual agreement negotiated with its customers.
The progress-toward-completion method of revenue recognition requires USAC to make estimates of contract revenues and costs to complete its projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives.
USAC’s payment terms vary in accordance with each contractual agreement negotiated with its customers. The term between invoicing and when payment is due is not significant. USAC retains the right to payment for performance completed to date at any point during the contract term. There are no material obligations for returns, refunds, or warranties.
Lake Charles LNG revenue
Lake Charles LNG’s revenues are primarily derived from terminalling services for shippers by receiving LNG at the facility for storage and delivering such LNG to shippers, either in liquid state or gaseous state after regasification. Lake Charles LNG derives all of its revenue from a series of long term contracts with a wholly-owned subsidiary of Royal Dutch Shell plc (“Shell”). Terminalling revenue is generated from fees paid by Shell for storage and other associated services at the terminal. Payment for services under these contracts are typically due the month after the services have been performed.
The terminalling agreements are considered to be firm agreements, because they include fixed fee components that are charged regardless of the volumes transported by Shell or services provided at the terminal.
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
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. The Partnership recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license. As of June 30, 2018, the Partnership had $271 million in deferred revenues representing the current value of our future performance obligations.
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
The opening and closing balances of Sunoco LP’s contract assets and contract liabilities are as follows:

	Balance at January 1, 2018	Balance at June 30, 2018	Increase/ (Decrease)
Contract Balances
Contract Asset	$51	$59	$8
Accounts receivable from contracts with customers	445	487	42
Contract Liability	1	1	—
The amount of revenue recognized for the three and six months ended June 30, 2018 that was included in the deferred revenue liability balance as of January 1, 2018 was $28 million and $63 million, respectively.
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
As part of the asset purchase agreement with 7-Eleven, Sunoco LP and 7-Eleven and SEI Fuel (collectively, the “Distributor”) have entered into a 15-year take-or-pay fuel supply agreement in which the Distributor is required to purchase a minimum volume of fuel annually. Sunoco LP expects to recognize this revenue in accordance with the contract as Sunoco LP transfers control of the product to the customer. However, in case of annual shortfall Sunoco LP will recognize the amount payable by the Distributor at the sooner of the time at which the Distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The

Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.
In some contractual arrangements, Sunoco LP grants dealers a franchise license to operate Sunoco LP’s retail stores over the life of a franchise agreement. In return for the grant of the retail store license, the dealer makes a one-time nonrefundable franchise fee payment to Sunoco LP plus sales based royalties payable to Sunoco LP at a contractual rate during the period of the franchise agreement. Under the requirements of ASC Topic 606, the franchise license is deemed to be a symbolic license for which recognition of revenue over time is the most appropriate measure of progress toward complete satisfaction of the performance obligation. Revenue from this symbolic license is recognized evenly over the life of the franchise agreement.
As of June 30, 2018, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $41.9 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	2018 (remainder)	2019	2020	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2018	$2,694	$5,240	$4,732	$29,258	$41,924
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of Other Assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Sunoco LP recognized for the three and six months ended June 30, 2018 was $3 million and $6 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

•
Measurement of transaction price: The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc).

•
Variable consideration of wholly unsatisfied performance obligations: The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.

13. DERIVATIVE ASSETS AND LIABILITIES
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

The following table details our outstanding commodity-related derivatives:

	June 30, 2018		December 31, 2017
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	465	2018	1,078	2018
Basis Swaps IFERC/NYMEX (1)	102,328	2018-2020	48,510	2018-2020
Options – Puts	(3,043)	2018	13,000	2018
Power (Megawatt):
Forwards	3,196,100	2018-2019	435,960	2018-2019
Futures	(42,768)	2018	(25,760)	2018
Options — Puts	(30,532)	2018	(153,600)	2018
Options — Calls	996,172	2018	137,600	2018
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	6,600	2018-2020	4,650	2018-2020
Swing Swaps IFERC	52,413	2018-2019	87,253	2018-2019
Fixed Swaps/Futures	5,460	2018-2019	(4,390)	2018-2019
Forward Physical Contracts	(174,465)	2018-2020	(145,105)	2018-2020
NGL (MBbls) – Forwards/Swaps	(1,590)	2018-2019	(2,493)	2018-2019
Crude (MBbls) – Forwards/Swaps	44,335	2018-2019	9,237	2018-2019
Refined Products (MBbls) – Futures	(776)	2018-2021	(3,901)	2018-2019
Corn (thousand bushels)	(3,320)	2018-2019	1,870	2018
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	2018	(39,770)	2018
Fixed Swaps/Futures	(21,475)	2018	(39,770)	2018
Hedged Item — Inventory	21,475	2018	39,770	2018

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	June 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$14	$(2)	$(2)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	307	262	(352)	(281)
Commodity derivatives	112	45	(430)	(58)
Interest rate derivatives	—	—	(147)	(219)
	419	307	(929)	(558)
Total derivatives	$419	$321	$(931)	$(560)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(147)	$(219)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	112	45	(430)	(58)
Broker cleared derivative contracts	Other current assets (liabilities)	307	276	(354)	(283)
Total gross derivatives		419	321	(931)	(560)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(49)	(21)	49	21
Counterparty netting	Other current assets (liabilities)	(306)	(263)	306	263
Total net derivatives		$64	$37	$(576)	$(276)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$6	$6	$9	$2

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Commodity derivatives — Trading	Cost of products sold	$16	$15	$33	$26
Commodity derivatives — Non-trading	Cost of products sold	(295)	17	(366)	19
Interest rate derivatives	Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Embedded derivatives	Other, net	—	—	—	1
Total		$(259)	$7	$(261)	$26
14. RELATED PARTY TRANSACTIONS
Revenues reported in ETE’s consolidated statements of operations included sales with affiliates of $120 million and $46 million during the three months ended June 30, 2018 and 2017, respectively, and $222 million and $96 million during the six months ended June 30, 2018 and 2017, respectively.
15.    REPORTABLE SEGMENTS
Our financial statements reflect the following reportable business segments:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in USAC, including the consolidated operations of USAC;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.

The Investment in USAC segment reflects the results of USAC beginning April 2018, the date that ETE obtained control of USAC. Also beginning April 2018, ETP holds an equity method investment in USAC, the equity in earnings from which is eliminated in ETE’s consolidated financial statements.
The CDM entities were consolidated subsidiaries of ETP prior to April 2018 and are consolidated subsidiaries of USAC beginning April 2018. Therefore, the results of the CDM entities are included in the Investment in ETP segment prior to April 2018 and in the Investment in USAC segment thereafter.
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Segment Adjusted EBITDA:
Investment in ETP	$2,051	$1,545	$3,932	$2,990
Investment in Sunoco LP	140	220	249	375
Investment in USAC	95	—	95	—
Investment in Lake Charles LNG	45	44	88	88
Corporate and Other	(9)	(9)	(8)	(22)
Adjustments and Eliminations	(60)	(83)	(92)	(137)
Total	2,262	1,717	4,264	3,294
Depreciation, depletion and amortization	(694)	(607)	(1,359)	(1,235)
Interest expense, net of interest capitalized	(510)	(477)	(976)	(950)
Impairment losses	—	(89)	—	(89)
Gains (losses) on interest rate derivatives	20	(25)	72	(20)
Non-cash compensation expense	(32)	(20)	(55)	(47)
Unrealized gains (losses) on commodity risk management activities	(265)	29	(352)	98
Losses on extinguishments of debt	—	—	(106)	(25)
Inventory valuation adjustments	32	(29)	57	(42)
Equity in earnings of unconsolidated affiliates	92	49	171	136
Adjusted EBITDA related to unconsolidated affiliates	(168)	(164)	(324)	(349)
Adjusted EBITDA related to discontinued operations	5	(72)	25	(103)
Other, net	(15)	35	26	47
Income from continuing operations before income tax expense	727	347	1,443	715
Income tax expense from continuing operations	(68)	(33)	(58)	(71)
Income from continuing operations	659	314	1,385	644
Loss from discontinued operations, net of income taxes	(26)	(193)	(263)	(204)
Net income	$633	$121	$1,122	$440
* As adjusted. See Note 1.

	June 30, 2018	December 31, 2017
Assets:
Investment in ETP	$78,570	$77,965
Investment in Sunoco LP	5,006	8,344
Investment in USAC	3,785	—
Investment in Lake Charles LNG	1,710	1,646
Corporate and Other	585	598
Adjustments and Eliminations	(2,239)	(2,307)
Total assets	$87,417	$86,246

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Revenues:
Investment in ETP:
Revenues from external customers	$9,298	$6,485	$17,383	$13,292
Intersegment revenues	112	91	307	179
	9,410	6,576	17,690	13,471
Investment in Sunoco LP:
Revenues from external customers	4,606	2,892	8,354	5,697
Intersegment revenues	1	—	2	3
	4,607	2,892	8,356	5,700
Investment in USAC:
Revenues from external customers	165	—	165	—
Intersegment revenues	2	—	2	—
	167	—	167	—
Investment in Lake Charles LNG:
Revenues from external customers	49	50	98	99

Adjustments and Eliminations	(115)	(91)	(311)	(182)
Total revenues	$14,118	$9,427	$26,000	$19,088
* As adjusted. See Note 1.

The following tables provide revenues, grouped by similar products and services, for our reportable segments. These amounts include intersegment revenues for transactions between ETP, Sunoco LP, USAC and Lake Charles LNG.
Investment in ETP

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Intrastate transportation and storage	$761	$699	$1,578	$1,467
Interstate transportation and storage	323	201	636	432
Midstream	594	633	1,034	1,198
NGL and refined products transportation and services	2,472	1,767	4,930	3,885
Crude oil transportation and services	4,789	2,460	8,520	5,035
All Other	471	816	992	1,454
Total revenues	9,410	6,576	17,690	13,471
Less: Intersegment revenues	112	91	307	179
Revenues from external customers	$9,298	$6,485	$17,383	$13,292
* As adjusted. See Note 1.
The amounts included in ETP’s NGL and refined products transportation and services operation and the crude oil transportation and services operation have been retrospectively adjusted as a result of the Sunoco Logistics Merger.
Investment in Sunoco LP

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fuel distribution and marketing	$4,350	$2,318	$7,489	$4,615
All other	257	574	867	1,085
Total revenues	4,607	2,892	8,356	5,700
Less: Intersegment revenues	1	—	2	3
Revenues from external customers	$4,606	$2,892	$8,354	$5,697
Investment in USAC

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract operations	$160	$—	$160	$—
Retail parts and services	6	—	6	—
Station installations revenue	1	—	1	—
Total revenues	167	—	167	—
Less: Intersegment revenues	2	—	2	—
Revenues from external customers	$165	$—	$165	$—
USAC’s revenues for all periods presented were related to the compression services business.
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

16. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Accounts receivable from related companies	58	65
Other current assets	—	1
Total current assets	59	67
Property, plant and equipment, net	27	27
Advances to and investments in unconsolidated affiliates	6,042	6,082
Goodwill	9	9
Other non-current assets, net	7	8
Total assets	$6,144	$6,193
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Interest payable	$70	$66
Accrued and other current liabilities	8	4
Total current liabilities	78	70
Long-term debt, less current maturities	6,472	6,700
Long-term notes payable – related companies	702	617
Other non-current liabilities	2	2
Commitments and contingencies
Partners’ deficit:
Limited Partners:
Series A Convertible Preferred Units	—	450
Common Unitholders	(1,106)	(1,643)
General Partner	(4)	(3)
Total partners’ deficit	(1,110)	(1,196)
Total liabilities and partners’ deficit	$6,144	$6,193

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(9)	$(9)	$(11)	$(22)
OTHER INCOME (EXPENSE):
Interest expense, net	(90)	(86)	(176)	(169)
Equity in earnings of unconsolidated affiliates	454	308	902	669
Losses on extinguishments of debt	—	—	—	(25)
Other, net	—	(1)	3	(2)
NET INCOME	355	212	718	451
Convertible Unitholders’ interest in income	12	8	33	14
General Partner’s interest in net income	1	—	2	1
Limited Partners’ interest in net income	$342	$204	$683	$436

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2018	2017
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$626	$405
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated affiliate	(250)	(861)
Capital expenditures	—	(1)
Contributions in aid of construction costs	—	6
Sunoco LP Series A Preferred Units redemption	303	—
Net cash provided by (used in) investing activities	53	(856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	355	2,072
Principal payments on debt	(587)	(1,740)
Proceeds from affiliate	85	87
Distributions to partners	(532)	(501)
Units issued for cash	—	568
Debt issuance costs	—	(35)
Net cash provided by (used in) financing activities	(679)	451
CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	1	2
CASH AND CASH EQUIVALENTS, end of period	$1	$2

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
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ETE” mean Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include ETP, Sunoco LP, Lake Charles LNG, and, beginning April 2018, USAC. References to the “Parent Company” mean Energy Transfer Equity, L.P. on a stand-alone basis.
OVERVIEW
At June 30, 2018, our interests in ETP, Sunoco LP and USAC consisted of 100% of the respective general partner interests and IDRs in ETP and Sunoco LP, as well as approximately 27.5 million ETP common units, approximately 2.3 million Sunoco LP common units, and approximately 20.5 million USAC common units. Additionally, ETE owns 100 ETP Class I Units, which are currently not entitled to any distributions.
Our reportable segments are as follows:

•	Investment in ETP, including the consolidated operations of ETP;

•	Investment in Sunoco LP, including the consolidated operations of Sunoco LP;

•	Investment in USAC, including the consolidated operations of USAC;

•	Investment in Lake Charles LNG, including the operations of Lake Charles LNG; and

•	Corporate and Other, including the following:

•	activities of the Parent Company; and

•	the goodwill and property, plant and equipment fair value adjustments recorded as a result of the 2004 reverse acquisition of Heritage Propane Partners, L.P.
RECENT DEVELOPMENTS
ETE and ETP Simplification Transaction
In August 2018, ETE and ETP announced that they have entered into a definitive agreement providing for the merger of ETP with a wholly-owned subsidiary of ETE in a unit-for-unit exchange. In connection with the transaction, ETE’s IDRs in ETP will be cancelled. Under the terms of the transaction, ETP unitholders (other than ETE and its subsidiaries) will receive 1.28 common units of ETE for each common unit of ETP they own. The transaction is expected to close in the fourth quarter of 2018, subject to the approval by a majority of the unaffiliated unitholders of ETP and other customary closing conditions.
ETE Series A Convertible Preferred Units
In May 2018, the Partnership converted its 329.3 million Series A Convertible Preferred Units into approximately 79.1 million ETE common units in accordance with the terms of ETE’s partnership agreement.
ETP Series D Preferred Units Issuance
In July 2018, ETP issued 17.8 million of its 7.625% ETP Series D Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $445 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.

ETP Senior Notes Offering and Redemption
In June 2018, ETP issued $500 million aggregate principal amount of 4.20% senior notes due 2023, $1.00 billion aggregate principal amount of 4.95% senior notes due 2028, $500 million aggregate principal amount of 5.80% senior notes due 2038 and $1.00 billion aggregate principal amount of 6.00% senior notes due 2048. The $2.96 billion net proceeds from the offering were used to redeem outstanding senior notes, to repay borrowings outstanding under ETP’s revolving credit facility and for general partnership purposes.
Old Ocean Joint Venture Formation
In May 2018, ETP and Enterprise Products Partners L.P. announced the formation of a joint venture to resume service on the Old Ocean natural gas pipeline. The 24-inch diameter pipeline resumed service in May 2018 and ETP is the operator. Additionally, both parties are in the process of expanding their jointly owned North Texas 36-inch pipeline that will provide more capacity from West Texas for deliveries into the Old Ocean pipeline. The North Texas pipeline expansion project is expected to be complete by late fourth quarter of 2018.
Acquisition of HPC
ETP previously owned a 49.99% interest in HPC, which owns RIGS.  In April 2018, ETP acquired the remaining 50.01% interest in HPC.  Prior to April 2018, HPC was reflected as an unconsolidated affiliate in the Partnership’s consolidated financial statements; beginning in April 2018, RIGS is reflected as a wholly-owned subsidiary in the Partnership’s consolidated financial statements.
ETP Series C Preferred Units Issuance
In April 2018, ETP issued 18 million of its 7.375% Series C Preferred Units at a price of $25 per unit, resulting in total gross proceeds of $450 million. The proceeds were used to repay amounts outstanding under ETP’s revolving credit facility and for general partnership purposes.
New Ethane Export Facility Joint Venture
In March 2018, ETP and Satellite Petrochemical USA Corp. (“Satellite”) entered into definitive agreements to form a joint venture, Orbit Gulf Coast NGL Exports, LLC (“Orbit”), with the purpose of constructing a new export terminal on the United States Gulf Coast to provide ethane to Satellite for consumption at their ethane cracking facilities in China. At the terminal, Orbit will construct an 800 MBbls refrigerated ethane storage tank, a 175 MBbls/d ethane refrigeration facility and a 20-inch ethane pipeline originating at ETP’s Mont Belvieu Fractionators that will make deliveries to the terminal as well as domestic markets in the region. ETP will be the operator of the Orbit assets, provide storage and marketing services for Satellite and provide Satellite with approximately 150 MBbls/d of ethane under a long-term, demand-based agreement. Additionally, ETP will construct and wholly own the infrastructure that is required to both supply ethane to the pipeline and to load the ethane on to very large ethane carriers (“VLECs”) destined for Satellite’s newly constructed ethane crackers in China’s Jiangsu Province. Subject to Chinese Governmental approval, it is anticipated that the Orbit export terminal will be ready for commercial service in the fourth quarter of 2020.
Sunoco LP Retail Store and Real Estate Sales
On April 1, 2018, Sunoco LP completed the conversion of 207 retail sites located in certain West Texas, Oklahoma and New Mexico markets to a single commission agent. Under the commission agent model, Sunoco LP owns, prices and sells fuel at the sites, paying the commission agent a fixed cents-per-gallon commission and receives rental income from the commission agent. The commission agent conducts all operations related to the retail stores and related restaurant locations.
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

On January 18, 2017, with the assistance of a third-party brokerage firm, Sunoco LP launched a portfolio optimization plan to market and sell 97 real estate assets. Real estate assets included in this process are company-owned locations, undeveloped greenfield sites and other excess real estate. Properties are located in Florida, Louisiana, Massachusetts, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas and Virginia. The properties are being sold through a sealed-bid. Of the 97 properties, 47 have been sold, three are under contract to be sold, and six continue to be marketed by the third-party brokerage firm. Additionally, 32 were sold to 7-Eleven and nine are part of the approximately 207 retail sites located in certain West Texas, Oklahoma, and New Mexico markets which are operated by a commission agent.
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
USAC Transactions
On April 2, 2018, ETE acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC, the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million. Concurrently, ETP contributed to USAC all of the issued and outstanding membership interests of CDM for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 USAC common units, (ii) 6,397,965 units of a newly authorized and established class of units representing limited partner interests in USAC (“USAC Class B Units”) and (iii) $1.23 billion in cash, including customary closing adjustments (the “CDM Contribution”). The USAC Class B Units are a new class of partnership interests of USAC that have substantially all of the rights and obligations of a USAC common unit, except the USAC Class B Units will not participate in distributions for the first four quarters following the closing date of April 2, 2018. Each USAC Class B Unit will automatically convert into one USAC common unit on the first business day following the record date attributable to the quarter ending June 30, 2019.
Beginning April 2018, ETE’s consolidated financial statements reflected USAC as a consolidated subsidiary.
Quarterly Cash Distribution
In July 2018, ETE announced its quarterly distribution of $0.305 per unit ($1.22 annualized) on ETE common units for the quarter ended June 30, 2018.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Effective December 22, 2017, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates the ETP can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI are due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates ETP can charge for FERC regulated transportation services.
Included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates only as required related to the Tax Act and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. At this time, we cannot predict the outcome of the Final Rule, but adoption of the regulation could ultimately result in a rate proceeding that may impact the rates ETP is permitted to charge its customers for FERC regulated transportation services.
Even without action on the NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost of service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of just and reasonable cost of service rates. Although changes in these two tax related components may decrease, other components in the cost of service rate calculation may increase and result in a newly calculated cost of service rate that is the same as or greater than the prior cost of service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost of service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, MEP and FEP, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. We do not expect market-based rates, negotiated rates or discounted rates that are not tied to the cost of service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 proposals. The revenues we receive from natural gas transportation services we provide pursuant to cost of service based rates may decrease in the future as a result of the ultimate outcome of the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost of service rates, if any, will depend on a detailed review of all of ETP’s cost of service components and the outcomes of any challenges to our rates by the FERC or our shippers.
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were due on or before July 25, 2018. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.

Interstate Liquids Transportation Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index, or PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. Many existing pipelines utilize the FERC liquids index to change transportation rates annually every July 1. With respect to liquids and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on the Page 700 of FERC Form No. 6. This information will be used by the FERC in its next five year review of the liquids pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate liquids pipeline index, is based on many components, and tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017*	Change	2018	2017*	Change
Segment Adjusted EBITDA:
Investment in ETP	$2,051	$1,545	$506	$3,932	$2,990	$942
Investment in Sunoco LP	140	220	(80)	249	375	(126)
Investment in USAC	95	—	95	95	—	95
Investment in Lake Charles LNG	45	44	1	88	88	—
Corporate and Other	(9)	(9)	—	(8)	(22)	14
Adjustments and Eliminations	(60)	(83)	23	(92)	(137)	45
Total	2,262	1,717	545	4,264	3,294	970
Depreciation, depletion and amortization	(694)	(607)	(87)	(1,359)	(1,235)	(124)
Interest expense, net of interest capitalized	(510)	(477)	(33)	(976)	(950)	(26)
Impairment losses	—	(89)	89	—	(89)	89
Gains (losses) on interest rate derivatives	20	(25)	45	72	(20)	92
Non-cash compensation expense	(32)	(20)	(12)	(55)	(47)	(8)
Unrealized gains (losses) on commodity risk management activities	(265)	29	(294)	(352)	98	(450)
Losses on extinguishments of debt	—	—	—	(106)	(25)	(81)
Inventory valuation adjustments	32	(29)	61	57	(42)	99
Equity in earnings of unconsolidated affiliates	92	49	43	171	136	35
Adjusted EBITDA related to unconsolidated affiliates	(168)	(164)	(4)	(324)	(349)	25
Adjusted EBITDA related to discontinued operations	5	(72)	77	25	(103)	128
Other, net	(15)	35	(50)	26	47	(21)
Income from continuing operations before income tax benefit expense	727	347	380	1,443	715	728
Income tax expense from continuing operations	(68)	(33)	(35)	(58)	(71)	13
Income from continuing operations	659	314	345	1,385	644	741
Loss from discontinued operations, net of income taxes	(26)	(193)	167	(263)	(204)	(59)
Net income	$633	$121	$512	$1,122	$440	$682
* As adjusted.
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2018 compared to the same period last year increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net. Interest expense for the three and six months ended June 30, 2018 increased primarily due to the following:

•	increases of $22 million and $36 million, respectively, of expense recognized by ETP compared to the same periods in the prior year primarily attributable to increases in long-term debt; and

•
increases of $4 million and $7 million, respectively, of expense recognized by the Parent company compared to the same periods in the prior year primarily attributable to increases in variable interest rates;

•	an increase of $26 million for both periods, due to the consolidation of USAC beginning April 2, 2018; partially offset by

•
decreases of $18 million and $42 million, respectively, of expense recognized by Sunoco LP compared to the same periods in the prior year primarily due to Sunoco LP’s repayment of its term loan and decreased borrowings under its revolving credit facility.

Gains (Losses) on Interest Rate Derivatives. Gains on interest rate derivatives during the three and six months ended June 30, 2018 and June 30, 2017 resulted from increases in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in the segment results below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded during the three and six months ended June 30, 2018 and 2017, for inventory associated with Sunoco LP’s fuel distribution and marketing operations.
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
Income Tax Expense. For the three months ended June 30, 2018 compared to the same period last year, the Partnership’s income tax expense increased primarily due to higher pretax income from our corporate subsidiaries. For the six months ended June 30, 2018 compared to the same period last year, the Partnership’s income tax expense decreased primarily due to a deferred benefit adjustment as the result of a state statutory rate reduction.
Segment Operating Results
Investment in ETP

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017*	Change	2018	2017*	Change
Revenues	$9,410	$6,576	$2,834	$17,690	$13,471	$4,219
Cost of products sold	7,140	4,624	2,516	13,128	9,674	3,454
Unrealized (gains) losses on commodity risk management activities	265	(34)	299	352	(98)	450
Operating expenses, excluding non-cash compensation expense	(615)	(532)	(83)	(1,202)	(1,017)	(185)
Selling, general and administrative expenses, excluding non-cash compensation expense	(99)	(107)	8	(199)	(207)	8
Adjusted EBITDA related to unconsolidated affiliates	228	247	(19)	413	486	(73)
Other, net	2	19	(17)	6	29	(23)
Segment Adjusted EBITDA	$2,051	$1,545	$506	$3,932	$2,990	$942
* As adjusted.

Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP segment increased due to the net impact of the following:

•
an increase of $60 million in ETP’s intrastate transportation and storage operations resulting from an increase of $47 million in realized natural gas sales and other margin due to higher realized gains from pipeline optimization activity; a net increase of $5 million due to the consolidation of RIGS beginning in April 2018; an increase of $4 million in transportation fees, excluding the incremental transportation fees related to the RIGS consolidation discussed above, due to higher demand on existing pipelines; and an increase of $3 million in realized storage margin primarily due to higher realized derivative gains;

•
an increase of $68 million in ETP’s interstate transportation and storage operations due to an increase of $68 million due to the partial in service of the Rover pipeline with increases of $105 million in revenues, $30 million in operating expenses and $7 million in general and administrative expenses; and an increase of $19 million in revenues, excluding the incremental revenue from Rover pipeline, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines; partially offset by an increase of $8 million in operating expenses, excluding the incremental expenses from Rover pipeline; an increase of $3 million in selling, general and administrative expenses, excluding the incremental expenses from Rover pipeline; and decrease of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to lower sales of short-term firm capacity on Citrus;

•
an increase of $2 million in ETP’s midstream operations primarily due to an $8 million increase in non-fee-based margins mainly due to higher realized crude oil and NGL prices and increased throughput in the Permian region; a $17 million increase in fee-based revenues due to increased volumes in the Permian and Northeast regions offset by declines in South Texas, North Texas and the midcontinent/Panhandle regions; and an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from ETP’s Aqua, Mi Vida and Ranch joint ventures; partially offset by an increase of $17 million in operating expenses primarily due to outside services and materials expense; and an increase of $9 million in selling, general and administrative expenses primarily due to a favorable impact recorded in the prior period from the adjustment of certain reserves in connection with contingent matters;

•
an increase of $73 million in ETP’s NGL and refined products transportation and services operations due to an increase of $49 million in transportation volume, primarily due to a $43 million increase from higher volumes on ETP’s Texas NGL pipelines, an increase of $11 million resulting from reclassification between transportation and fractionation margins, and an increase of $4 million due to higher volumes on the Mariner West and Mariner South systems, offset by decrease of $11 million due to lower throughput on Mariner East 1 due to system downtime in the second quarter of 2018; an increase of $23 million in marketing margin (excluding a net change of $17 million in unrealized gains and losses) due to gains of $10 million from ETP’s butane blending operations, an increase of $9 million from sales of domestic propane from other products at ETP’s Marcus Hook Industrial Complex and an increase of $4 million from optimizing sales of purity projects from ETP’s Mont Belvieu fractionators; an increase of $11 million in fractionation and refinery services margin, due to a $14 million increase resulting from higher NGL volumes from the Permian region feeding ETP’s Mont Belvieu fractionation facility and a $6 million increase from blending gains as a result of improved market pricing, offset by a decrease of $11 million resulting from reclassification between ETP’s transportation and fraction margins; and an increase of $10 million in terminalling services margin primarily resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018; partially offset by an increase of $16 million in operating expenses and a decrease of $5 million in storage margin primarily due to the expiration and amendments to various NGL and refined products storage contracts;

•
an increase of $320 million in ETP’s crude oil transportation and services operations primarily due to an increase of $193 million resulting primarily from placing ETP’s Bakken pipeline in service in the second quarter of 2017 as well as a $27 million increase resulting from increased throughput, primarily from Permian producers, on existing pipeline assets, a $100 million increase (excluding a net change of $264 million in unrealized gains and losses) from ETP’s crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets, and a $9 million increase in terminal fees primarily from ship loading fees at ETP’s Nederland facility as a result of increased exports; a decrease of $12 million in selling, general and administrative expense primarily due to higher professional fees recorded in the prior period; and an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to a new contract at one of ETP’s joint ventures; partially offset by an increase of $30 million in operating expenses primarily due to assets recently placed in service, as well as higher expenses on existing assets; partially offset by

•
a decrease of $17 million in ETP’s all other operations due to a decrease of $44 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in Sunoco LP resulting from the ETP’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018; and a decrease of $12 million due to the contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM Contribution; partially offset by a decrease of $14 million in merger and acquisition expense related to the Sunoco Logistics merger in 2017, partially offset by the CDM Contribution in 2018; an increase of $12 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in PES; an increase of $6 million from gains in power trading activities; and an increase of $2 million in margin due to the expiration of a capacity contract commitment.
Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in ETP segment increased due to the net impact of the following:

•
an increase of $83 million in ETP’s intrastate transportation and storage operations resulting from an increase of $105 million in realized natural gas sales and other margin due to higher realized gains from pipeline optimization activity; and a net increase of $5 million due to the consolidation of RIGS beginning in April 2018; partially offset by a decrease of $21 million in realized storage margin primarily due to an adjustment to the Bammel storage inventory; a decrease of $3 million in transportation fees, excluding the incremental transportation fees related to the RIGS consolidation discussed above, primarily due to renegotiated contracts; and a decrease of $2 million in retained fuel revenues due to lower natural gas pricing.

•
an increase of $126 million in ETP’s interstate transportation and storage operations due to an increase of $117 million due to the partial in service of the Rover pipeline in August 2017 with increases of $187 million in revenues, $56 million in operating expenses and $14 million in general and administrative expenses; and an increase of $21 million in revenues, excluding the incremental revenue from Rover pipeline, primarily due to capacity sold at higher rates on the Transwestern and Panhandle pipelines, partially offset by $6 million of lower revenues on the Tiger pipeline due to a customer contract restructuring; partially offset by increase of $2 million in operating expenses, excluding the incremental expenses from Rover pipeline; and a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower sales of short term firm capacity on Citrus;

•
an increase of $59 million in ETP’s midstream operations primarily due to a $51 million increase in non-fee-based margins due to higher realized crude oil and NGL prices and increased throughput in the Permian region; a $30 million increase in gathering and fee-based revenues due to increased volumes in the Permian and Northeast regions offset by declines in South Texas, North Texas and the midcontinent/Panhandle regions; and an increase of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to higher earnings from our Aqua, Mi Vida and Ranch joint ventures; partially offset by an increase of $20 million in operating expenses primarily due to outside services and materials expense; and an increase of $6 million in selling, general and administrative expenses primarily due to a favorable impact recorded in the prior period from the adjustment of certain reserves in connection with contingent matters;

•
an increase of $143 million in ETP’s NGL and refined products transportation and services operations due to an increase of $82 million in transportation volume, primarily due to $78 million increase from higher volumes on ETP’s Texas NGL pipelines, an increase of $11 million resulting from reclassification between transportation and fractionation margins and $14 million from higher volumes on the Mariner West and Mariner South systems, partially offset by a $17 million decrease resulting from lower throughput on Mariner East 1 due to system downtime in 2018 and $8 million due to lower transport revenue from the Eagle Ford and Southeast Texas regions; an increase of $48 million in marketing margin (excluding a net change of $54 million in unrealized gains and losses) due to an $18 million increase from ETP’s butane blending operations, a $17 million increase from sales of domestic propane from other products at ETP’s Marcus Hook Industrial Complex and a $13 million increase from optimizing sales of purity products from ETP’s Mont Belvieu fractionators; and an increase of $25 million in fractionation and refinery services margin, due to a $23 million increase resulting from higher NGL volumes from the Permian region feeding ETP’s Mont Belvieu fractionation facility and a $9 million increase from blending gains as a result of improved market pricing, offset by a decrease of $11 million resulting from reclassification between ETP’s transportation and fraction margins; an increase of $17 million in terminalling services margin primarily resulting from a change in the classification of certain customer reimbursements previously recorded as a reduction to operating expenses that are now classified as revenue following the adoption of ASC 606 on January 1, 2018; and an increase of $5 million in Adjusted EBITDA related to unconsolidated affiliates due to improved contributions from ETP’s unconsolidated refined products joint venture interests; partially offset by an increase of $28 million in operating expenses and a decrease in storage margin due to a $8 million decrease from the expiration and amendments to various NGL and refined products storage contracts

•
an increase of $597 million in ETP’s crude oil transportation and services operations primarily due to a $417 million increase resulting primarily from placing ETP’s Bakken pipeline in service in the second quarter of 2017, a $50 million increase resulting from increased throughput, primarily from Permian producers, on existing pipeline assets, a $188 million increase (excluding a net change of $307 million in unrealized gains and losses) from ETP’s crude oil acquisition and marketing business primarily resulting from more favorable market price differentials between the West Texas and Gulf Coast markets, and a $16 million increase primarily from ETP’s Nederland facility due to higher ship loading fees as a result of increased exports; a decrease of $7 million in selling, general and administrative expenses primarily due to a decrease in professional fees; and an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to a new contract at one of ETP’s joint ventures; partially offset by an increase of $85 million in operating expenses primarily due to assets recently placed in service, as well as higher expenses on existing assets; partially offset by

•
a decrease of $66 million in ETP’s all other operations due to a decrease of $69 million in Adjusted EBITDA related to unconsolidated affiliates from ETP’s investment in Sunoco LP resulting from ETP’s lower ownership in Sunoco LP and lower operating results of Sunoco LP due to the sale of the majority of its retail assets in January 2018; a decrease of $18 million in Adjusted EBITDA related to unconsolidated affiliates primarily from our investment in PES; a decrease of $9 million due to the contribution of CDM to USAC in April 2018, which decrease reflects the impact of deconsolidating CDM, partially offset by an increase in Adjusted EBITDA related to unconsolidated affiliates due to the equity method investment in USAC held by ETP subsequent to the CDM Contribution; partially offset by a decrease of $17 million in merger and acquisition expenses related to the Sunoco Logistics merger in 2017, partially offset by the CDM Contribution in 2018; an increase of $8 million from commodity trading activities; and an increase of $5 million in margin from the expiration of a capacity contract commitment.

Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues	$4,607	$2,892	$1,715	$8,356	$5,700	$2,656
Cost of products sold	4,297	2,633	1,664	7,750	5,185	2,565
Unrealized gains on commodity risk management activities	—	5	(5)	—	—	—
Operating expenses, excluding non-cash compensation expense	(105)	(115)	10	(218)	(227)	9
Selling, general and administrative, excluding non-cash compensation expense	(31)	(31)	—	(63)	(59)	(4)
Inventory fair value adjustments	(32)	30	(62)	(57)	43	(100)
Adjusted EBITDA from discontinued operations	(5)	72	(77)	(25)	103	(128)
Other	3	—	3	6	—	6
Segment Adjusted EBITDA	$140	$220	$(80)	$249	$375	$(126)
Segment Adjusted EBITDA. For the three months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment decreased due to the net impacts of the following:

•	a decrease of $77 million in Adjusted EBITDA from discontinued operations primarily attributable to Sunoco LP’s retail divestment in January 2018; offset by

•
a decrease in other operating expense of $10 million primarily due to a decrease in rent expense of $3 million and a decrease in other operating of $7 million primarily due to lower salaries and benefits; and

•
an increase in fuel distribution and marketing gross profit on motor fuel of a $102 million primarily due to a $62 million favorable change in inventory adjustments, as well as an increase in motor fuel gallons sold, partially offset by a decrease in gross profit of $51 million from other motor fuel, merchandise, rental and other due to the conversion of 207 retail sites to commission agent sites during the current period.

Segment Adjusted EBITDA. For the six months ended June 30, 2018 compared to the same period last year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment decreased due to the net impacts of the following:

•	a decrease of $128 million in Adjusted EBITDA from discontinued operations primarily attributable to Sunoco LP’s retail divestment in January 2018; offset by

•
an increase in fuel distribution and marketing gross profits on motor fuel of $140 million primarily due to $100 million favorable change in inventory adjustments, as well as an increase in motor fuel gallons sold, partially offset by a decrease in gross profit of $49 million from other motor fuel, merchandise, rental and other due to the conversion of 207 retail sites to commission agent sites during the current period; and

•	a decrease in other operating expense of $9 million primarily due to a net decrease in rent expense of $8 million.
Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues	$167	$—	$167	$167	$—	$167
Cost of products sold	20	—	20	20	—	20
Operating expenses, excluding non-cash compensation expense	(38)	—	(38)	(38)	—	(38)
Selling, general and administrative, excluding non-cash compensation expense	(19)	—	(19)	(19)	—	(19)
Other	5	—	5	5	—	5
Segment Adjusted EBITDA	$95	$—	$95	$95	$—	$95
Amounts reflected above for the three and six months ended June 30, 2018 represent the results of operations for USAC from April 2, 2018, the date ETE obtained control of USAC, through June 30, 2018. Changes between periods are due to the consolidation of USAC beginning April 2, 2018.
Investment in Lake Charles LNG

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues	$49	$50	$(1)	$98	$99	$(1)
Operating expenses, excluding non-cash compensation expense	(4)	(4)	—	(9)	(9)	—
Selling, general and administrative, excluding non-cash compensation expense	—	(2)	2	(1)	(2)	1
Segment Adjusted EBITDA	$45	$44	$1	$88	$88	$—
Lake Charles LNG derives all of its revenue from a long-term contract with Royal Dutch Shell plc.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETP, Sunoco LP and USAC and cash flows from the operations of Lake Charles LNG. The amount of cash that ETP, Sunoco LP and USAC distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below. In connection with previous transactions, we have relinquished a portion of our incentive distributions to be received from ETP and Sunoco LP, see additional discussion under “Cash Distributions.”
The Parent Company’s primary cash requirements are for general and administrative expenses, debt service requirements and distributions to its partners. The Parent Company currently expects to fund its short-term needs for such items with cash flows from its direct and indirect investments in ETP, Sunoco LP, USAC and Lake Charles LNG. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
The Parent Company expects ETP, Sunoco LP, USAC and Lake Charles LNG and their respective subsidiaries to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time, as it deems prudent to provide liquidity for new capital projects of its subsidiaries or for other partnership purposes.

ETP
ETP’s ability to satisfy its obligations and pay distributions to its unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the control of ETP’s management.
ETP currently expects capital expenditures in 2018 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$275	$300	$30	$35
Interstate transportation and storage (1)	500	550	115	120
Midstream	850	875	120	130
NGL and refined products transportation and services	2,350	2,500	60	70
Crude oil transportation and services (1)	450	475	90	100
All other (including eliminations)	75	100	60	65
Total capital expenditures	$4,500	$4,800	$475	$520

(1)	Includes capital expenditures related to ETP’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
Excluding acquisitions, Sunoco LP currently expects to spend approximately $65 million on growth capital and $30 million on maintenance capital for the full year 2018.
USAC
The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. USAC’s capital requirements have consisted primarily of, and it anticipates that its capital requirements will continue to consist primarily of, the following:

•
maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of its assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining its existing business and related operating income; and

•
expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that were not currently generating operating income.

USAC classifies capital expenditures as maintenance or expansion on an individual asset basis. Over the long-term, USAC expects that its maintenance capital expenditure requirements will continue to increase as the overall size and age of its fleet increase. USAC’s aggregate maintenance capital expenditures for the three months ended June 30, 2018 was $15 million. USAC currently plans to spend approximately $30 million in maintenance capital expenditures during 2018, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $190 million and $210 million in expansion capital expenditures during 2018. USAC’s expansion capital expenditures for the three months ended June 30, 2018 was $44 million. As of June 30, 2018, USAC has binding commitments to purchase $122 million of additional compression units and serialized parts, of which USAC expects to spend $72 million for units to be delivered in the remainder of 2018.
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
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash provided by operating activities during 2018 was $3.16 billion as compared to $1.46 billion for 2017. Net income was $1.12 billion and $440 million for 2018 and 2017, respectively. The difference between net income and the net cash provided by operating activities for the six months ended June 30, 2018 and 2017, primarily consisted of non-cash items totaling $1.31 billion and $1.21 billion, respectively, and net changes in operating assets and liabilities of $357 million and $582 million, respectively.
The non-cash activity in 2018 and 2017 consisted primarily of depreciation, depletion and amortization of $1.36 billion and $1.24 billion, respectively, equity in earnings of unconsolidated affiliates of $171 million and $136 million, respectively, inventory valuation adjustments of $57 million and $42 million, respectively, deferred income tax expense of $71 million and $59 million, respectively, losses on extinguishments of debt of $106 million and $25 million, respectively, and non-cash compensation expense of $55 million and $47 million, respectively.
Cash paid for interest, net of interest capitalized, was $919 million and $960 million for the six months ended June 30, 2018 and 2017, respectively.
Capitalized interest was $161 million and $130 million for the six months ended June 30, 2018 and 2017, respectively.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, and cash contributions to our joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in growth capital expenditures to fund their respective construction and expansion projects.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash used in investing activities during 2018 was $3.14 billion as compared to cash used in investing activities $1.54 billion for 2017. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2018 were $3.48 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 of $2.86 billion. In 2018 and 2017, we paid net cash for acquisitions of $143 million and $569 million, respectively, including the acquisition of a noncontrolling interest. In 2018, we had proceeds from the USAC transaction of $461 million. In 2017, we had proceeds from the sale of a minority interest in the Bakken Pipeline of $2.0 billion.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cash used in financing activities during 2018 was $2.58 billion as compared to cash used in financing activities of $81 million for 2017. In 2018, ETE received $954 million in net proceeds from offerings of subsidiary common units and warrants as compared to $1.03 billion in 2017. During 2018, we had a consolidated net decrease in our debt level of $1.34 billion as compared to a net increase of $646 million for 2017. In 2017, we paid net proceeds on affiliates notes in the amount of $255 million. We have paid distributions of $532 million and $501 million to our partners in 2018 and in 2017, respectively. Our subsidiaries have paid distributions to noncontrolling interest of $1.79 billion and $1.40 billion in 2018 and 2017, respectively. We paid $173 million and $35 million in debt issuance costs in 2018 and 2017, respectively. In addition, we have received capital contributions of $318 million in cash from noncontrolling interests in 2018 compared to $456 million in 2017.
Discontinued Operations
Cash flows from discontinued operations reflect cash flows related to Sunoco LP’s retail divestment.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Cash provided by discontinued operations during 2018 was $2.74 billion, resulting from cash used in operating activities of $478 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million. Cash provided by discontinued operations during 2017 was $67 million, resulting from cash provided by operating activities of $131 million, cash used in investing activities of $62 million and changes in cash included in current assets held for sale of $2 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2018	December 31, 2017
Parent Company Indebtedness:
ETE Senior Notes due October 2020	$1,187	$1,187
ETE Senior Notes due March 2023	1,000	1,000
ETE Senior Notes due January 2024	1,150	1,150
ETE Senior Notes due June 2027	1,000	1,000
ETE Senior Secured Term Loan due February 2, 2024	1,220	1,220
ETE Senior Secured Revolving Credit Facility due March 24, 2022	956	1,188
Subsidiary Indebtedness:
ETP Senior Notes (1)(2)	29,354	27,005
Transwestern Senior Notes	575	575
Panhandle Senior Notes	386	785
Sunoco LP Senior Notes, Term Loan and lease-related obligation	2,312	3,556
USAC Senior Notes	725	—
Credit Facilities and Commercial Paper:
ETP $4.0 billion Revolving Credit Facility due December 2022 (3)	1,228	2,292
ETP $1.0 billion 364-Day Credit Facility due November 2018	—	50
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	2,500
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019	320	765
USAC $1.6 billion Revolving Credit Facility due April 2023	950	—
Other Long-Term Debt	6	8
Unamortized premiums and fair value adjustments, net	28	50
Deferred debt issuance costs	(264)	(247)
Total	44,633	44,084
Less: Current maturities of long-term debt	160	413
Long-term debt and notes payable, less current maturities	$44,473	$43,671

(1)	Includes $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018 that were classified as long-term as of June 30, 2018 as they were refinanced on a long-term basis.

(2)
Includes $400 million aggregate principal amount of 9.70% senior notes due March 15, 2019 and $450 million aggregate principal amount of 9.00% senior notes due April 15, 2019 that were classified as long-term as of June 30, 2018 as management has the intent and ability to refinance the borrowings on a long-term basis.

(3)	Includes $1.23 billion and $2.01 billion of commercial paper outstanding at June 30, 2018 and December 31, 2017, respectively.
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

•
redeem in full its existing senior notes, comprised of $800 million in aggregate principal amount of 6.250% senior notes due 2021, $600 million in aggregate principal amount of 5.500% senior notes due 2020, and $800 million in aggregate principal amount of 6.375% senior notes due 2023;

•	repay in full and terminate its term loan;

•	pay all closing costs in connection with the 7-Eleven transaction;

•	redeem the outstanding Sunoco LP Series A Preferred Units; and

•	repurchase 17,286,859 common units owned by ETP.
USAC Senior Notes
USAC has outstanding $725 million aggregate principal amount of senior notes that mature on April 1, 2026. The notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2018.
ETE Revolving Credit Facility
Pursuant to ETE’s revolving credit agreement, which matures on March 24, 2022, the lenders have committed to provide advances up to an aggregate principal amount of $1.5 billion at any one time outstanding, and the Parent Company has the option to request increases in the aggregate commitments by up to $500 million in additional commitments.
As of June 30, 2018, borrowings of $956 million were outstanding under the Parent Company revolving credit facility and the amount available for future borrowings was $544 million.
ETP Senior Notes Offering and Redemption
In June 2018, ETP issued the following senior notes:

•	$500 million aggregate principal amount of 4.20% senior notes due 2023;

•	$1.00 billion aggregate principal amount of 4.95% senior notes due 2028;

•	$500 million aggregate principal amount of 5.80% senior notes due 2038; and

•	$1.00 billion aggregate principal amount of 6.00% senior notes due 2048.
The senior notes were registered under the Securities Act of 1933 (as amended).  The Partnership may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
The senior notes rank equally in right of payment with ETP’s existing and future senior debt, and senior in right of payment to any future subordinated debt ETP may incur.  The notes of each series will initially be fully and unconditionally guaranteed by ETP’s subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis so long as it guarantees any of ETP’s other long-term debt. The guarantee for each series of notes ranks equally in right of payment with all of the existing and future senior debt of Sunoco Logistics Partners Operations L.P., including its senior notes.
The $2.96 billion net proceeds from the offering were used to repay borrowings outstanding under ETP’s revolving credit facility, for general partnership purposes and to redeem all of the following senior notes:

•	ETP’s $650 million aggregate principal amount of 2.50% senior notes due June 15, 2018;

•	Panhandle’s $400 million aggregate principal amount of 7.00% senior notes due June 15, 2018; and

•	ETP’s $600 million aggregate principal amount of 6.70% senior notes due July 1, 2018.
The aggregate amount paid to redeem these notes was approximately $1.65 billion.
ETP Five-Year Credit Facility
ETP’s revolving credit facility (the “ETP Five-Year Credit Facility”) allows for unsecured borrowings up to $4.0 billion and matures in December 2022. The ETP Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.0 billion under certain conditions.
As of June 30, 2018, the ETP Five-Year Credit Facility had $1.23 billion outstanding, all of which was commercial paper. The amount available for future borrowings was $2.61 billion after taking into account letters of credit of $167 million. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 2.87%.
ETP 364-Day Facility
ETP’s 364-day revolving credit facility (the “ETP 364-Day Facility”) allows for unsecured borrowings up to $1.0 billion and matures on November 30, 2018. As of June 30, 2018, the ETP 364-Day Facility had no outstanding borrowings.

Bakken Credit Facility
In August 2016, ETP and Phillips 66 completed project-level financing of the Bakken pipeline. The $2.50 billion credit facility matures in August 2019 (the “Bakken Credit Facility”). As of June 30, 2018, the Bakken Credit Facility had $2.50 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of June 30, 2018 was 3.72%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit agreement which matures in September 2019. As of June 30, 2018, the Sunoco LP credit facility had $320 million outstanding borrowings and $8 million in standby letters of credit. The unused availability on the revolver at June 30, 2018 was $1.2 billion.
In July 2018, Sunoco LP amended its revolving credit agreement, including extending the expiration to July 27, 2023 (which may be extended in accordance with the terms of the credit agreement).
USAC Credit Facility
USAC currently has a $1.6 billion revolving credit facility, which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity.
As of June 30, 2018, USAC had $950 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of June 30, 2018, USAC had $650 million of availability under its credit facility.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2018.
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
Distributions declared and/or paid subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017 (1)	February 8, 2018	February 20, 2018	$0.3050
March 31, 2018 (1)	May 7, 2018	May 21, 2018	0.3050
June 30, 2018	August 6, 2018	August 20, 2018	0.3050

(1)
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forgo their cash distributions on all or a portion of their common units, and in lieu of receiving cash distributions on these common units for each such quarter, such unitholder received Series A Convertible Preferred Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per Series A Convertible Preferred Unit. The quarter ended March 31, 2018 was the final quarter of participation in the plan.

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
The total amounts of distributions declared for the periods presented (all from Available Cash from operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2018	2017
Limited Partners	$618	$500
General Partner interest	2	2
Total Parent Company distributions	$620	$502
Cash Distributions Received by the Parent Company
The Parent Company’s cash available for distributions historically has been primarily generated from its direct and indirect interests in ETP and Sunoco LP. USAC and Lake Charles LNG also contributes to the Parent Company’s cash available for distributions.
The total amount of distributions to the Parent Company from its limited partner interests, general partner interest and incentive distributions (shown in the period to which they relate) for the periods ended as noted below is as follows:

	Six Months Ended June 30,
	2018	2017
Distributions from ETP:
Limited Partner interests	$31	$30
General partner interest and IDRs	900	781
IDR relinquishments net of Class I Unit distributions	(84)	(319)
Total distributions from ETP	847	492
Distributions from Sunoco LP
Limited Partner interests	4	4
IDRs	35	42
Series A Preferred	—	8
Total distributions from Sunoco LP	39	54
Distributions from USAC
Limited Partner interests	11	—
Total distributions from USAC	11	—
Total distributions received from subsidiaries	$897	$546
ETE has agreed to relinquish its right to the following amounts of incentive distributions from the ETP in future periods:

Year Ending December 31,
2018 (remainder)	$69
2019	128
Each year beyond 2019	33

ETE may agree to relinquish its rights to additional amounts of incentive distributions from ETP or Sunoco LP in future periods without the consent of ETE unitholders.
Cash Distributions Paid by Subsidiaries
ETP, Sunoco LP, and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETP
Distributions declared and/or paid by ETP subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 14, 2018	$0.5650
March 31, 2018	May 7, 2018	May 15, 2018	0.5650
June 30, 2018	August 6, 2018	August 14, 2018	0.5650
Distributions on ETP preferred units declared and paid by ETP subsequent to December 31, 2017 were as follows:

Period Ended	Record Date	Payment Date	Rate
ETP Series A Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	$15.451
June 30, 2018	August 1, 2018	August 15, 2018	31.250
ETP Series B Preferred Units
December 31, 2017	February 1, 2018	February 15, 2018	16.378
June 30, 2018	August 1, 2018	August 15, 2018	33.125
ETP Series C Preferred Units
June 30, 2018	August 1, 2018	August 15, 2018	0.56337
The total amount of distributions declared during the periods presented were as follows (all from Available Cash from ETP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2018	2017
Limited Partners:
Common Units held by public	$1,286	$1,156
Common Units held by ETE	31	30
General Partner interest and incentive distributions held by ETE	900	781
IDR relinquishments	(84)	(319)
ETP Series A Preferred Units	30	—
ETP Series B Preferred Units	18	—
ETP Series C Preferred Units	10	—
Total distributions declared to partners	$2,191	$1,648

Cash Distributions Paid by Sunoco LP
Distributions declared and/or paid by Sunoco LP subsequent to December 31, 2017 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 6, 2018	February 14, 2018	$0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
The total amounts of Sunoco LP distributions declared for the periods presented (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2018	2017
Limited Partners:
Common units held by public	$89	$89
Common and subordinated units held by ETP	43	100
Common and subordinated units held by ETE	4	4
General Partner interest and incentive distributions	35	42
Series A Preferred	—	8
Total distributions declared	$171	$243
Cash Distributions Paid by USAC
Subsequent to the USAC Transactions described in Note 2, ETE and its wholly-owned subsidiaries own an aggregate 20,466,912 USAC common units, and ETP owns 19,191,351 USAC common units and 6,397,965 USAC Class B units. As of June 30, 2018, USAC had 89,953,049 common units outstanding. USAC currently has a non-economic general partner interest and no outstanding incentive distribution rights.
The following are distributions declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
The total amounts of USAC distributions declared since the date of acquisition were follows (all from Available Cash from USAC’s operating surplus and are shown in the period with respect to which they relate):

Six Months Ended June 30,
2018
Limited Partners:
Common units held by public and other	$63
Common units held by ETP	20
Common held by ETE	11
Total distributions declared	$94

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. Since December 31, 2017, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	June 30, 2018			December 31, 2017
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	465	$—	$—	1,078	$—	$—
Basis Swaps IFERC/NYMEX (1)	102,328	4	—	48,510	2	1
Options – Puts	(3,043)	—	—	13,000	—	—
Options – Calls	—	—	—	—	—	—
Power (Megawatt):
Forwards	3,196,100	12	8	435,960	1	1
Futures	(42,768)	—	—	(25,760)	—	—
Options — Puts	(30,532)	1	—	(153,600)	—	1
Options — Calls	996,172	—	1	137,600	—	—
Crude (MBbls) – Futures	—	—	—	—	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	6,600	(51)	18	4,650	(13)	4
Swing Swaps IFERC	52,413	(1)	—	87,253	(2)	1
Fixed Swaps/Futures	5,460	(2)	3	(4,390)	(1)	2
Forward Physical Contracts	(174,465)	4	—	(145,105)	6	41
NGL (MBbls) – Forwards/Swaps	(1,590)	(18)	11	(2,493)	5	16
Crude (MBbls) – Forwards/Swaps	44,335	(307)	261	9,237	(4)	9
Refined Products (MBbls) – Futures	(776)	(6)	6	(3,901)	(27)	4
Corn (thousand bushels)	(3,320)	1	—	1,870	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,475)	(1)	—	(39,770)	(2)	—
Fixed Swaps/Futures	(21,475)	(1)	7	(39,770)	14	11

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

Interest Rate Risk
As of June 30, 2018, we and our subsidiaries had $7.78 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $78 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

		Notional Amount Outstanding
Term	Type(1)	June 30, 2018	December 31, 2017
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	$—	$300
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	400	300
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have a term of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $254 million as of June 30, 2018. For ETP’s $1.50 billion of interest rate swaps whereby it pays a floating rate and receives a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $8 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the President (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We acquired control of USAC on April 2, 2018 (the “USAC Transaction”) and have begun the evaluation of the internal control structure of USAC. We expect that evaluation to continue during the remainder of 2018. In recording the USAC Transaction, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of USAC from the date of the USAC Transaction that are included in our results of operations for the three months ended June 30, 2018. None of the changes resulting from the USAC Transaction were in response to any identified deficiency or weakness in our internal control over financial reporting. There were no other changes in internal control over financial reporting during the three months ended June 30, 2018.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2017 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Equity, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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
In June 2018, ETC Northeast Pipeline LLC (“ETC Northeast”) entered into a Consent Order and Agreement with the PADEP, pursuant to which ETC Northeast agreed to pay $145,250 to the PADEP to settle various statutory and common law claims relating to soil discharge into, and erosion of the stream bed of, Raccoon Creek in Center Township, Pennsylvania during construction of the Revolution Pipeline. ETC Northeast has paid the settlement amount and continues to monitor the construction site and work with the landowner to resolve any remaining issues related to the restoration of the construction site.
On June 29, 2018, Luminant Energy Company, LLC (“Luminant”) filed informal and formal complaints against Energy Transfer Fuel, LP (“ETF”), with the Railroad Commission of Texas (“TRRC”).  Luminant’s complaints allege that absent an agreement between Luminant and ETF regarding the rate to be charged for bundled transportation and storage service, ETF must file a statement of intent with the TRRC to change the rate charged to Luminant for this service.  Further, on July 2, 2018, Luminant filed a request for immediate interim relief requesting that the TRRC issue an interim order requiring ETF to continue providing the same bundled transportation and storage service to Luminant that was being provided at the time Luminant filed both its formal and informal complaint.  On July 3, 2018, ETF filed a response, opposing Luminant’s motion.  On July 3, 2018, the TRRC issued an interim order denying temporary emergency relief.  ETF filed a response to Luminant’s informal complaint on July 16, 2018. ETF’s response to Luminant’s formal complaint and a Motion to Dismiss were filed on July 23, 2018. A prehearing conference in this matter was scheduled for August 2, 2018 in Austin.
ETC Field Services LLC received NOV REG-0569-1801 on February 13, 2018 for emission events that occurred September 25, 2017 through December 29, 2017 at the Jal 3 gas plant. On June, 11, 2018, the New Mexico Environmental Department sent ETP a settlement offer to resolve the NOV for a penalty of $268,212. Negotiations for this settlement offer are ongoing.
ITEM 1A. RISK FACTORS
Set forth below are updated risk factors to reflect the Partnership’s consolidation of USAC and the merger of ETE and ETP. Except as set forth below, there have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 or from the risk factors described in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018.
Risks Inherent in an Investment in Us
Cash distributions are not guaranteed and may fluctuate with our performance or other external factors.
The Parent company’s principal source of earnings and cash flow is cash distributions from ETP, Sunoco LP and USAC. Therefore, the amount of distributions we are currently able to make to our Unitholders may fluctuate based on the level of distributions ETP, Sunoco LP and USAC make to their partners. ETP, Sunoco LP and USAC may not be able to continue to make quarterly distributions at their current level or increase their quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our Unitholders if ETP, Sunoco LP or USAC increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ETP, Sunoco LP or USAC to us.

Our ability to distribute cash received from ETP, Sunoco LP and USAC to our Unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ETP, Sunoco LP and USAC, including tax liabilities of our corporate subsidiaries, if any; and

•	reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.
We cannot guarantee that in the future we will be able to pay distributions or that any distributions we do make will be at or above our current quarterly distribution. The actual amount of cash that is available for distribution to our Unitholders will depend on numerous factors, many of which are beyond our control or the control of our General Partner.
Our cash flow depends primarily on the cash distributions we receive from our partnership interests in ETP, Sunoco LP and USAC, including the incentive distribution rights in ETP and Sunoco LP and, therefore, our cash flow is dependent upon the ability of ETP, Sunoco LP and USAC to make distributions in respect of those partnership interests.
We do not have any significant assets other than our partnership interests in ETP, Sunoco LP and USAC and our LNG business. As a result, our cash flow depends on the performance of ETP, Sunoco LP and USAC and their respective subsidiaries and ETP’s, Sunoco LP’s and USAC’s ability to make cash distributions to us, which is dependent on the results of operations, cash flows and financial condition of ETP, Sunoco LP and USAC.
The amount of cash that ETP, Sunoco LP and USAC can distribute to their partners, including us, each quarter depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, NGLs, crude oil and refined products transported through ETP’s pipelines and gathering systems;

•	the level of throughput in processing and treating operations;

•	the fees charged and the margins realized by ETP, Sunoco LP and USAC for their services;

•	the price of natural gas, NGLs, crude oil and refined products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions ETP receives with respect to the Sunoco LP common units and USAC common units that ETP or its subsidiaries own;

•	the weather in their respective operating areas;

•	the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;

•	the level of their respective operating costs and maintenance and integrity capital expenditures;

•	the tax profile on any blocker entities treated as corporations for federal income tax purposes that are owned by any of our subsidiaries;

•	prevailing economic conditions; and

•	the level and results of their respective derivative activities.
In addition, the actual amount of cash that ETP, Sunoco LP and USAC will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures they make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	debt service requirements;

•	fluctuations in working capital needs;

•	their ability to borrow under their respective revolving credit facilities;

•	their ability to access capital markets;

•	restrictions on distributions contained in their respective debt agreements; and

•	the amount, if any, of cash reserves established by the board of directors and their respective general partners in their discretion for the proper conduct of their respective businesses.
ETE does not have any control over many of these factors, including the level of cash reserves established by the board of directors and ETP’s General Partners. Accordingly, we cannot guarantee that ETP, Sunoco LP and USAC will have sufficient available cash to pay a specific level of cash distributions to its partners.
Furthermore, Unitholders should be aware that the amount of cash that ETP, Sunoco LP and USAC have available for distribution depends primarily upon cash flow and is not solely a function of profitability, which is affected by non-cash items. As a result, ETP, Sunoco LP and USAC may declare and/or pay cash distributions during periods when they record net losses. Please read “Risks Related to the Businesses of our Subsidiaries” included in this Item 1A for a discussion of further risks affecting ETP’s, Sunoco LP’s and USAC’s ability to generate distributable cash flow.
ETP, Sunoco LP and USAC may issue additional Common Units, which may increase the risk that each Partnership will not have sufficient available cash to maintain or increase its per unit distribution level.
The partnership agreements of ETP, Sunoco LP and USAC allow each partnership to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by each respective partnership will have the following effects:

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
The payment of distributions on any additional units issued by ETP, Sunoco LP and USAC may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
The consolidated debt level and debt agreements of ETP, Sunoco LP and USAC and those of their subsidiaries may limit the distributions we receive from ETP, Sunoco LP and USAC, as well as our future financial and operating flexibility.
ETP’s, Sunoco LP’s and USAC’s levels of indebtedness affect their operations in several ways, including, among other things:

•
a significant portion of ETP’s, Sunoco LP’s and USAC’s and their subsidiaries’ cash flows from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us;

•
covenants contained in ETP’s, Sunoco LP’s and USAC’s and their subsidiaries’ existing debt agreements require ETP, Sunoco LP, USAC and their subsidiaries, as applicable, to meet financial tests that may adversely affect their flexibility in planning for and reacting to changes in their respective businesses;

•
ETP’s, Sunoco LP’s and USAC’s and their subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;

•	ETP, Sunoco LP and USAC may be at a competitive disadvantage relative to similar companies that have less debt;

•	ETP, Sunoco LP and USAC may be more vulnerable to adverse economic and industry conditions as a result of their significant debt levels;

•
failure by ETP, Sunoco LP, USAC or their subsidiaries to comply with the various restrictive covenants of the respective debt agreements could negatively impact ETP’s, Sunoco LP’s and USAC’s ability to incur additional debt, including their ability to utilize the available capacity under their revolving credit facilities, and to pay distributions to us and their unitholders.

Our subsidiaries are not prohibited from competing with us.
Neither our partnership agreement nor the partnership agreements of our subsidiaries, including ETP, Sunoco LP and USAC, prohibit our subsidiaries from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, our subsidiaries may acquire, construct or dispose of any assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets.
Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. Approximately $7.8 billion of our consolidated debt as of June 30, 2018 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our Common Units. Any such reduction in demand for our Common Units resulting from other more attractive investment opportunities may cause the trading price of our Common Units to decline.
Risks Related to Conflicts of Interest
Although we control ETP, Sunoco LP and USAC through our ownership of their general partners, ETP’s, Sunoco LP’s and USAC’s general partners owe fiduciary duties to ETP and ETP’s unitholders, Sunoco LP and Sunoco LP’s unitholders and USAC and USAC’s unitholders respectively, which may conflict with our interests.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and ETP, Sunoco LP and USAC and their respective limited partners, on the other hand. The directors and officers of ETP’s, Sunoco LP’s and USAC’s General Partners have fiduciary duties to manage ETP, Sunoco LP and USAC, respectively, in a manner beneficial to us. At the same time, the General Partners have fiduciary duties to manage ETP, Sunoco LP and USAC in a manner beneficial to ETP, Sunoco LP and USAC and their respective limited partners. The boards of directors of ETP’s, Sunoco LP’s and USAC’s General Partner will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.
For example, conflicts of interest with ETP, Sunoco LP and USAC may arise in the following situations:

•	the allocation of shared overhead expenses to ETP, Sunoco LP, USAC and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and ETP, Sunoco LP and USAC, on the other hand;

•
the determination of the amount of cash to be distributed to ETP’s, Sunoco LP’s and USAC’s partners and the amount of cash to be reserved for the future conduct of ETP’s, Sunoco LP’s and USAC’s businesses;

•	the determination whether to make borrowings under ETP’s, Sunoco LP’s and USAC’s revolving credit facilities to pay distributions to their respective partners;

•
the determination of whether a business opportunity (such as a commercial development opportunity or an acquisition) that we may become aware of independently of ETP, Sunoco LP and USAC is made available for ETP, Sunoco LP and USAC to pursue; and

•	any decision we make in the future to engage in business activities independent of ETP, Sunoco LP and USAC.

The fiduciary duties of our General Partner’s officers and directors may conflict with those of ETP’s, Sunoco LP’s or USAC’s respective general partners.
Conflicts of interest may arise because of the relationships among ETP, Sunoco LP, USAC, their general partners and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our Unitholders. Some of our General Partner’s directors or officers are also directors and/or officers of ETP’s general partner, Sunoco LP’s general partner or USAC’s general partner, and have fiduciary duties to manage the respective businesses of ETP, Sunoco LP and USAC in a manner beneficial to ETP, Sunoco LP, USAC and their respective Unitholders. The resolution of these conflicts may not always be in our best interest or that of our Unitholders.
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
ETP, Sunoco LP and USAC are exposed to the credit risk of their respective customers and derivative counterparties, and an increase in the nonpayment and nonperformance by their respective customers or derivative counterparties could reduce their respective ability to make distributions to their Unitholders, including to us.
The risks of nonpayment and nonperformance by ETP’s, Sunoco LP’s and USAC’s respective customers are a major concern in their respective businesses. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. ETP, Sunoco LP and USAC are subject to risks of loss resulting from nonpayment or nonperformance by their respective customers, especially during the current low commodity price environment impacting many oil and gas producers. As a result, the current commodity price volatility and the tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by ETP’s, Sunoco LP’s and USAC’s customers. To the extent one or more of our customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any material nonpayment or nonperformance by our customers or our derivative counterparties could reduce our ability to make distributions to our Unitholders. Any substantial increase in the nonpayment and nonperformance by ETP’s, Sunoco LP’s or USAC’s customers could have a material adverse effect on ETP’s, Sunoco LP’s or USAC’s respective results of operations and operating cash flows.
ETP, Sunoco LP and USAC may not be able to fully execute their growth strategies if they encounter increased competition for qualified assets.
ETP, Sunoco LP and USAC have strategies that contemplate growth through the development and acquisition of a wide range of midstream, retail and wholesale fuel distribution assets and other energy infrastructure assets while maintaining strong balance sheets. These strategies include constructing and acquiring additional assets and businesses to enhance their ability to compete effectively and diversify their respective asset portfolios, thereby providing more stable cash flow. ETP, Sunoco LP and USAC regularly consider and enter into discussions regarding the acquisition of additional assets and businesses, stand-alone development projects or other transactions that ETP, Sunoco LP and USAC believe will present opportunities to realize synergies and increase cash flow.
Consistent with their strategies, managements of ETP, Sunoco LP and USAC may, from time to time, engage in discussions with potential sellers regarding the possible acquisition of additional assets or businesses. Such acquisition efforts may involve ETP, Sunoco LP and USAC management’s participation in processes that involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which ETP, Sunoco LP and USAC believe it is the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We cannot assure that ETP’s, Sunoco LP’s or USAC’s acquisition efforts will be successful or that any acquisition will be completed on favorable terms.
In addition, ETP, Sunoco LP and USAC are experiencing increased competition for the assets they purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in ETP, Sunoco LP or USAC losing to other bidders more often or acquiring assets at higher prices, both of which would limit ETP’s, Sunoco LP’s and USAC’s ability to fully execute their respective growth strategies. Inability to execute their respective growth strategies may materially adversely impact ETP’s, Sunoco LP’s and USAC’s results of operations.

An impairment of goodwill and intangible assets could reduce our earnings.
As of June 30, 2018, our consolidated balance sheets reflected $5.17 billion of goodwill and $6.09 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
If ETP, Sunoco LP and USAC do not make acquisitions on economically acceptable terms, their future growth could be limited.
ETP’s, Sunoco LP’s and USAC’s results of operations and their ability to grow and to increase distributions to Unitholders will depend in part on their ability to make acquisitions that are accretive to their respective distributable cash flow.
ETP, Sunoco LP and USAC may be unable to make accretive acquisitions for any of the following reasons, among others:

•	inability to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	inability to raise financing for such acquisitions on economically acceptable terms; or

•	inability to outbid by competitors, some of which are substantially larger than ETP, Sunoco LP or USAC and may have greater financial resources and lower costs of capital.
Furthermore, even if ETP, Sunoco LP or USAC consummates acquisitions that it believes will be accretive, those acquisitions may in fact adversely affect its results of operations or result in a decrease in distributable cash flow per unit. Any acquisition involves potential risks, including the risk that ETP, Sunoco LP or USAC may:

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
If ETP, Sunoco LP and USAC consummate future acquisitions, their respective capitalization and results of operations may change significantly. As ETP, Sunoco LP and USAC determine the application of their funds and other resources, Unitholders will not have an opportunity to evaluate the economic, financial and other relevant information that ETP, Sunoco LP and USAC will consider.
USAC’s customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, expanding the amount of compression units they currently own or using alternative technologies for enhancing crude oil production.
USAC’s customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using USAC’s compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to USAC's customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and USAC's customers may elect to use these alternative technologies instead of the gas lift compression services USAC provides. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for USAC's compression services, which may have a material adverse effect on its business, results of operations, financial condition and reduce its cash available for distribution.
A significant portion of USAC's services are provided to customers on a month-to-month basis, and USAC cannot be sure that such customers will continue to utilize its services.
USAC's contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC's customers upon notice as provided for in the applicable contract. As of June 30, 2018, approximately 47% of USAC's compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts with USAC. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC's business, results of operations, financial condition and cash available for distribution.
Risk Factors Relating to the Merger of ETE and ETP
Because the market price of ETE common units will fluctuate prior to the consummation of the merger, ETP common unitholders cannot be sure of the market value of the ETE common units they will receive as merger consideration relative to the value of ETP common units they exchange.
The market value of the merger consideration that ETP common unitholders will receive in the merger will depend on the trading price of ETE’s common units at the closing of the merger. The exchange ratio that determines the number of ETE common units that ETP common unitholders will receive as consideration in the merger is fixed. This means that there is no mechanism contained in the merger agreement that would adjust the number of ETE common units that ETP common unitholders will receive as the merger consideration based on any decreases or increases in the trading price of ETE common units. Unit price changes may result from a variety of factors (many of which are beyond ETE’s or ETP’s control), including:

•	changes in ETE’s and ETP’s business, operations and prospects;

•	changes in market assessments of ETE’s and ETP’s business, operations and prospects;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of ETE common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which ETE and ETP operate.
Because the merger will be completed after the special meeting, at the time of the meeting, you will not know the exact market value of the ETE common units that you will receive upon completion of the merger. If ETE’s common unit price at the closing of the merger is less than ETE’s common unit price on the date on which the merger agreement was signed, then the market value of the merger consideration received by ETP unitholders will be less than contemplated at the time the merger agreement was signed.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays Capital Inc. (“Barclays”) was based on Barclays’ financial analysis and considered factors such as market and other conditions then in effect, financial forecasts and other information made available to Barclays as of the date of the opinion. As a result, the opinion does not reflect changes in events or circumstances after the date of such opinion. The ETP Conflicts Committee has not obtained, and does not expect to obtain, an updated fairness opinion from Barclays reflecting changes in circumstances that may have occurred since the signing of the merger agreement.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays was provided in connection with, and at the time of, the evaluation of the merger and the merger agreement by the ETP Conflicts Committee. The opinion was based on the financial analyses performed, which considered market and other conditions then in effect, financial forecasts and other information made available to Barclays as of the date of the opinion, which may have changed, or may change, after the date of the opinion. The ETP Conflicts Committee has not obtained an updated opinion from Barclays following the date of the merger agreement and does not expect to obtain an updated opinion prior to completion of the merger. Changes in the operations and prospects of ETE or ETP, general market and economic conditions and other factors that may be beyond the control of ETE and ETP, and on which the fairness opinion was based, may have altered the value of ETE or ETP or the prices of ETE common units or ETP common units since the date of such opinion, or may alter such values and prices by the time the merger is completed. The opinion does not speak as of any date other than the date of the opinion. For a description of the opinion that Barclays rendered to the ETP Conflicts Committee in connection with the merger, please read the proxy statement/prospectus when it becomes available.

ETP and ETE may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from ETP or ETE. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. ETP and ETE cannot predict the outcome of these lawsuits, or others, nor can they predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the merger could delay or prevent its consummation. In addition, the costs defending the litigation, even if resolved in ETP’s or ETE’s favor, could be substantial and such litigation could distract ETP and ETE from pursuing the consummation of the merger and other potentially beneficial business opportunities.
Maintaining credit ratings is under the control of ratings agencies, which are independent third parties. There can be no assurances that the combined partnership will qualify for an investment-grade credit rating, and the failure to qualify for an investment-grade credit rating could negatively impact the combined partnership’s access to capital and costs of doing business.
In connection with the completion of the merger, ratings agencies may reevaluate ETE’s and ETP’s credit ratings. It is expected that the combined partnership will qualify for an investment-grade credit rating consistent with ETP’s current rating; however, credit rating agencies perform independent analysis when assigning credit ratings and there can be no assurances that such ratings will be achieved in connection with the merger or maintained in the future. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. The combined company’s ratings upon completion of the merger will reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet the obligations associated with its securities. In addition, the trading market for ETE’s and ETP’s securities depends, in part on the research and reports that third-party securities analysts publish about ETE and ETP and the industry in which they participate. In connection with the completion of the merger, one or more of these analysts could downgrade ETE or ETP securities or issue other negative commentary about ETE or ETP and the industry in which they participate, which could cause the trading price of such securities to decline.
Failure to qualify for an investment-grade credit rating or a downgrade may increase ETE’s and ETP’s cost of borrowing, may negatively impact ETE’s and ETP’s ability to raise additional debt capital, may negatively impact ETE’s and ETP’s ability to successfully compete, and may negatively impact the willingness of counterparties to deal with ETE and ETP, each of which could have a material adverse effect on the business, financial condition, results of operations and cash flows of ETE and ETP, as well as the market price of their respective securities.
Credit rating agencies continue to review the criteria for industry sectors and various debt ratings on an ongoing basis and may make changes to those criteria from time to time. Ratings are subject to revision or withdrawal at any time by the rating agencies. The credit rating of the combined company will be subject to ongoing evaluation by credit rating agencies, and downgrades in the combined company’s ratings could adversely affect the combined company’s business, cash flows, financial condition, operating results and share and debt prices.
Directors and executive officers of ETP have certain interests that are different from those of ETP unitholders generally.
Directors and executive officers of ETP are parties to agreements or participants in other arrangements that give them interests in the merger that may be different from, or in addition to, your interests as a unitholder of ETP. In addition, certain of the directors and executive officers of ETP are also directors or executive officers at ETE, and each of the directors of ETP is appointed by ETE, as the sole member of ETP LLC. These and other different interests will be described in the proxy statement/prospectus when it becomes available. ETP unitholders should consider these interests in voting on the merger.
The ETP partnership agreement limits the duties of ETP GP to ETP common unitholders and restricts the remedies available to unitholders for actions taken by ETP GP that might otherwise constitute breaches of its duties.
ETP LLC, the general partner of ETP GP, the general partner of ETP, is owned by ETE. In light of potential conflicts of interest between ETE and ETP GP, on the one hand, and ETP and the ETP common unitholders, on the other hand, the ETP Board submitted the merger and related matters to the ETP Conflicts Committee for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in the ETP partnership agreement. In addition, the merger is conditioned upon the approval of holders of a majority of ETP common units held by persons other than ETP GP and its affiliates (referred to herein as “unaffiliated ETP unitholder approval”). Under the ETP partnership agreement:

•
any resolution or course of action by ETP GP or its affiliates in respect of a conflict of interest is permitted and deemed approved by all partners of ETP (i.e. the ETP unitholders), and will not constitute a breach of the ETP partnership agreement or of any duty stated or implied by law or equity, if the resolution or course of action is approved by Special Approval or unaffiliated ETP unitholder approval; and

•
ETP GP may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such persons as to matters that ETP GP reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

The ETP Conflicts Committee reviewed, negotiated and evaluated the merger agreement, the merger and related matters on behalf of the ETP common unitholders and ETP. Among other things, the ETP Conflicts Committee unanimously determined in good faith that the merger agreement and the transactions contemplated thereby, including the merger, are in the best interests of ETP and the unaffiliated ETP common unitholders, approved the merger agreement and the transactions contemplated thereby, including the merger, and recommended the approval of the merger agreement and the transactions contemplated thereby, including the merger, to the ETP Board.
The duties of ETP GP, the ETP Board and the ETP Conflicts Committee to ETP common unitholders in connection with the merger are substantially limited by the ETP partnership agreement.
ETE common unitholders have limited voting rights and are not entitled to elect ETE’s general partner or the directors of ETE’s general partner. Following the closing, the Class A Units issued by ETE to its general partner, LE GP, LLC (“ETE GP”) concurrently with closing would result in ETE GP and its affiliates maintaining the same relative voting power following the merger as they have prior to the merger, until such time as Kelcy L. Warren is no longer an officer or director of ETE GP.
Unlike the holders of common stock in a corporation, ETE common unitholders have only limited voting rights on matters affecting ETE’s business, and therefore limited ability to influence ETE management’s decisions regarding its business. ETE common unitholders did not elect its general partner and will have no right to elect its general partner or the officers or directors of its general partner on an annual or other continuing basis. In addition, on matters where ETE common unitholders are entitled to vote, the ETE partnership agreement generally permits ETE GP and its affiliates to vote their ETE common units on such matters, together with unaffiliated ETE unitholders, as a single class. For example, the general partner of ETE may only be removed by the affirmative vote of holders of 66.7% of the ETE common units (including ETE GP and its affiliates), voting together as a single class. As of August 1, 2018, ETE GP and its affiliates collectively own approximately 31.0% of the outstanding ETE common units.
In connection with the closing of the merger and the issuance of the merger consideration to former ETP common unitholders, the percentage ownership of ETE GP and its affiliates of ETE common units is expected to be diluted to approximately 13.5%. However, at the closing of the merger, ETE will issue to ETE GP a number of new Class A Units necessary to ensure that ETE GP and its affiliates maintain the same relative voting power following the merger as they have prior to the merger. The Class A Units will not be entitled to distributions, will not have any economic attributes (other than the entitlement to $100 in the aggregate upon liquidation) and will not be convertible or exchangeable for ETE common units, but will generally vote as a single class with ETE common units. For so long as Mr. Warren continues as a director or officer of ETE GP, upon issuance of additional ETE common units following the merger, ETE will also issue additional Class A Units to ETE GP such that the Class A Units will continue to represent, in the aggregate, the same voting interest as they represent upon closing of the merger. The existence of the Class A Units from and after closing of the merger will therefore, in certain circumstances, reduce the voting power represented by an ETE common unit compared to a scenario in which the Class A Units had not been issued.
ETE common units to be received by ETP common unitholders as a result of the merger have different rights than ETP common units.
Following completion of the merger, ETP common unitholders will no longer hold ETP common units, but will instead be unitholders of ETE. There are important differences between the rights of ETP unitholders and the rights of ETE unitholders. See the proxy statement/prospectus when it becomes available for a discussion of the different rights associated with ETE common units and ETP common units.
The number of outstanding ETE common units will increase as a result of the merger, which could make it more difficult for ETE to pay the current level of quarterly distributions.
As of July 31, 2018, there were more than 1.158 billion ETE common units outstanding. ETE expects to issue approximately 1.50 billion common units in connection with the merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all ETE common units will increase, which could increase the likelihood that ETE will not have sufficient funds to pay the current level of quarterly distributions to all ETE unitholders. Using a $0.305 per ETE common unit distribution (the amount ETE has declared to pay with respect to the second fiscal quarter of 2018 on August 20, 2018 to holders of record as of August 6, 2018), the aggregate cash distribution paid to ETE unitholders totaled approximately $354 million, including a distribution of $1 million to ETE GP in respect of its general partner interest. Using the same $0.305 per ETE common unit distribution, the combined pro forma ETE distribution with respect to the second fiscal quarter of 2018, had the merger been completed prior to such distribution, would have resulted in total cash distributions of approximately $809 million, including a distribution of $1 million to ETE GP in respect of its general partner interest.
ETE and ETP will incur substantial transaction-related costs in connection with the merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.
ETE and ETP expect to incur a number of non-recurring transaction-related costs associated with completing the merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Thus, any net benefit of the merger may not be achieved in the near term, the long term or at all.
The merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading prices of ETE common units and ETP common units and the future business and financial results of ETE and ETP.
The completion of the merger is subject to a number of conditions, some of which are beyond the parties’ control. In addition, ETE and ETP can agree not to consummate the merger even if the ETP common unitholders approve the merger proposal and the conditions to the closing of the merger are otherwise satisfied.
The completion of the merger is not assured and is subject to risks, including the risk that the closing conditions are not satisfied, including that the approval of the merger by ETP common unitholders or by governmental agencies is not obtained or the occurrence of a material adverse change to the business or results of operations of ETE and ETP. The failure to satisfy conditions to the merger may prevent or delay the merger or otherwise result in the merger not occurring. The failure of the completion of the merger, or any significant delays in completing the merger, could cause the combined company not to realize, or delay the realization of, some or all of the benefits that the combined company expects to achieve from the merger, including those relating to the trading prices of ETE common units and ETP common units and the respective future business and financial results of ETE and ETP, which could be negatively affected, and each of which are subject to risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of ETE common units or ETP common units due to the fact that current prices may reflect a market assumption that the merger will be completed;

•
having to pay certain significant costs relating to the merger, including, in certain circumstances, the reimbursement by ETP of up to $30 million of ETE’s expenses and a termination fee of $750 million less any previous expense reimbursements by ETP; and

•	the attention of management of ETE and ETP will have been diverted to the merger rather than other strategic opportunities that could have been beneficial to that organization.
ETP is subject to provisions in the merger agreement that limit its ability to pursue alternatives to the merger, which could discourage a potential competing acquirer of ETP from making a favorable alternative transaction proposal and, in specified circumstances under the merger agreement, would require ETP to reimburse up to $30 million of ETE’s out-of-pocket expenses and pay a termination fee to ETE of $750 million less any previous expense reimbursements.
Under the merger agreement, ETP is restricted from entering into alternative transactions. Unless and until the merger agreement is terminated, subject to specified exceptions (which will be discussed in more detail in the proxy statement/prospectus when it becomes available), ETP is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or taking any other action intended to lead to any inquiries or any proposals that constitute or could reasonably be expected to lead to a proposal or offer for a competing acquisition proposal with any person. In addition, ETP may not grant any waiver or release of any standstill or similar agreement with respect to any units of ETP or any of its subsidiaries. Under the merger agreement, in the event of a potential change by the ETP Board of its recommendation with respect to the proposed merger in light of a superior proposal, ETP must provide ETE with five calendar days’ notice to allow ETE to propose an adjustment to the terms and conditions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of ETP from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the merger consideration, or might result in a potential competing acquirer of ETP proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.

If the merger agreement is terminated under specified circumstances, including due to an adverse recommendation change having occurred or ETP entering into an agreement relating to a superior proposal, ETP will be required to pay ETE a termination fee of $750 million, less any expenses of ETE previously reimbursed by ETP. If the merger agreement is terminated under specified circumstances, including if the ETP unitholder approval is not obtained or if ETP breaches certain of its obligations under the merger agreement, then ETP will be required to pay all of the reasonably documented out-of-pocket expenses incurred by ETE and its affiliates in connection with the merger agreement and the transactions contemplated thereby, up to a maximum amount of $30 million. Following payment of the termination fee or the reimbursement of expenses, as applicable, ETP will not be obligated to pay any additional expenses incurred by ETE or its affiliates. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of ETP. For a discussion of the restrictions on soliciting or entering into an alternative transaction and the ability of the ETP Board to change its recommendation.
If a governmental authority asserts objections to the merger, ETE and ETP may be unable to complete the merger or, in order to do so, ETE and ETP may be required to comply with material restrictions or satisfy material conditions.
The closing of the merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the merger contemplated by the merger agreement. If a governmental authority asserts objections to the merger, ETE or ETP may be required to divest assets or accept other remedies in order to complete the merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the merger. If ETE or ETP takes such actions, it could be detrimental to it or to the combined organization following the consummation of the merger. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined organization following the consummation of the merger.
Additionally, state attorneys general could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. ETE may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
ETE and ETP are subject to contractual interim operating restrictions while the proposed merger is pending, which could adversely affect each party’s business and operations.
Under the terms of the merger agreement, each of ETE and ETP is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the merger. For a discussion of these restrictions, please read the proxy statement/prospectus when it becomes available.
If the merger is approved by ETP common unitholders, the date on which ETP unitholders will receive the merger consideration is uncertain.
As described in this proxy statement/prospectus, completing the proposed merger is subject to several conditions, not all of which are controllable or waivable by ETE or ETP. Accordingly, if the proposed merger is approved by ETP unitholders, the date on which ETP common unitholders will receive the merger consideration depends on the completion date of the merger, which is uncertain.
ETP common unitholders will have a reduced ownership in the combined organization after the merger.
When the merger occurs, each ETP common unitholder that receives ETE common units will become a unitholder of ETE with a percentage ownership of the combined organization that is smaller than such unitholder’s percentage ownership of ETP prior to the merger. Assuming that the merger had been completed on August 1, 2018, current ETP common unitholders would have owned approximately 56% of the combined entity based on the number of ETP common units and ETE common units outstanding at that date.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 1, 2018, by and among LE GP, LLC, Energy Transfer Equity, L.P., Streamline Merger Sub, LLC, Energy Transfer Partners, L.L.C. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed August 3, 2018)

10.1
Registration Rights Agreement, dated as of April 2, 2018, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 3, 2018)

10.2***	Amended and Restated Energy Transfer Partners, L.L.C. Annual Bonus Plan
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
***	Denotes a management contract or compensatory plan or arrangement. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER EQUITY, L.P.

		By:	LE GP, LLC, its General Partner

Date:	August 9, 2018	By:	/s/ Thomas E. Long
Thomas E. Long
Group Chief Financial Officer (duly authorized to sign on behalf of the registrant)