Form 10-Q
period 2019-03-31
Energy Transfer LP
filed 2019-05-09
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	ET	New York Stock Exchange
At May 3, 2019, the registrant had 2,619,671,892 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, as well as certain statements by Energy Transfer LP, formerly Energy Transfer Equity, L.P. (“Energy Transfer,” the “Partnership” or “ET”), in periodic press releases and certain oral statements of Energy Transfer management during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

DOJ	U.S. Department of Justice

EPA	U.S. Environmental Protection Agency

ETO	Energy Transfer Operating, L.P. (formerly Energy Transfer Partners, L.P.)

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETO Series A Preferred Units	ETO’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	ETO’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	ETO’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	ETO’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	ETO’s 7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

ii

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Regency	Regency Energy Partners LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Convertible Preferred Units	ET Series A convertible preferred units

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco LP Series A Preferred Units	Sunoco LP Series A Preferred Units previously held by ET

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

USAC	USA Compression Partners, LP

USAC Preferred Units	USAC Series A Preferred Units
Adjusted EBITDA is a term used throughout this document, which we define as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory valuation adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on our proportionate ownership.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$529	$419
Accounts receivable, net	4,312	4,009
Accounts receivable from related companies	119	111
Inventories	1,722	1,677
Derivative assets	70	111
Income taxes receivable	48	73
Other current assets	299	350
Current assets held for sale	28	—
Total current assets	7,127	6,750

Property, plant and equipment	80,790	79,776
Accumulated depreciation and depletion	(13,473)	(12,813)
	67,317	66,963

Advances to and investments in unconsolidated affiliates	2,653	2,642
Lease right-of-use assets, net	872	—
Other non-current assets, net	1,007	1,006
Intangible assets, net	5,912	6,000
Goodwill	4,885	4,885
Total assets	$89,773	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,965	$3,493
Accounts payable to related companies	53	59
Derivative liabilities	85	185
Operating lease current liabilities	68	—
Accrued and other current liabilities	2,367	2,918
Current maturities of long-term debt	157	2,655
Total current liabilities	6,695	9,310

Long-term debt, less current maturities	46,373	43,373
Non-current derivative liabilities	150	104
Non-current operating lease liabilities	817	—
Deferred income taxes	3,023	2,926
Other non-current liabilities	1,154	1,184

Commitments and contingencies
Redeemable noncontrolling interests	499	499

Equity:
Limited Partners:
Common Unitholders	20,693	20,606
General Partner	(5)	(5)
Accumulated other comprehensive loss	(34)	(42)
Total partners’ capital	20,654	20,559
Noncontrolling interest	10,408	10,291
Total equity	31,062	30,850
Total liabilities and equity	$89,773	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Refined product sales	$3,726	$3,603
Crude sales	3,525	3,256
NGL sales	2,402	2,235
Gathering, transportation and other fees	2,267	1,430
Natural gas sales	964	1,062
Other	237	296
Total revenues	13,121	11,882
COSTS AND EXPENSES:
Cost of products sold	9,415	9,245
Operating expenses	808	724
Depreciation, depletion and amortization	774	665
Selling, general and administrative	147	148
Impairment losses	50	—
Total costs and expenses	11,194	10,782
OPERATING INCOME	1,927	1,100
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(590)	(466)
Equity in earnings of unconsolidated affiliates	65	79
Losses on extinguishments of debt	(18)	(106)
Gains (losses) on interest rate derivatives	(74)	52
Other, net	(4)	57
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	1,306	716
Income tax expense (benefit) from continuing operations	126	(10)
INCOME FROM CONTINUING OPERATIONS	1,180	726
Loss from discontinued operations, net of income taxes	—	(237)
NET INCOME	1,180	489
Less: Net income attributable to noncontrolling interest	297	126
Less: Net income attributable to redeemable noncontrolling interests	13	—
NET INCOME ATTRIBUTABLE TO PARTNERS	870	363
Series A Convertible Preferred Unitholders' interest in income	—	21
General Partner’s interest in net income	1	1
Limited Partners’ interest in net income	$869	$341
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.33	$0.32
Diluted	$0.33	$0.32
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.33	$0.31
Diluted	$0.33	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,180	$489
Other comprehensive income, net of tax:
Change in value of available-for-sale securities	5	(2)
Actuarial gain (loss) relating to pension and other postretirement benefit plans	7	(2)
Change in other comprehensive (loss) income from unconsolidated affiliates	(4)	5
	8	1
Comprehensive income	1,188	490
Less: Comprehensive income attributable to noncontrolling interest	297	127
Less: Comprehensive income attributable to redeemable noncontrolling interest	13	—
Comprehensive income attributable to partners	$878	$363

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Three Months Ended March 31, 2019
	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2018	$20,606	$(5)	$(42)	$10,291	$30,850
Distributions to partners	(799)	(1)	—	—	(800)
Distributions to noncontrolling interest	—	—	—	(425)	(425)
Capital contributions received from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	17	—	—	12	29
Net income, excluding amounts attributable to redeemable noncontrolling interests	869	1	—	297	1,167
Balance, March 31, 2019	$20,693	$(5)	$(34)	$10,408	$31,062

	Three Months Ended March 31, 2018
	Series A Convertible Preferred Units	Common Unitholders	General Partner	Noncontrolling Interest	Total
Balance, December 31, 2017	$450	$(1,643)	$(3)	$31,176	$29,980
Distributions to partners	—	(265)	(1)	—	(266)
Distributions to noncontrolling interest	—	—	—	(893)	(893)
Distributions reinvested	58	(58)	—	—	—
Subsidiary units repurchased	(6)	(98)	—	80	(24)
Subsidiary units issued	—	1	—	19	20
Capital contributions received from noncontrolling interests	—	—	—	229	229
Other comprehensive income, net of tax	—	—	—	1	1
Cumulative effect adjustment due to change in accounting principle	—	—	—	(54)	(54)
Other, net	(4)	26	—	(23)	(1)
Net income	21	341	1	126	489
Balance, March 31, 2018	$519	$(1,696)	$(3)	$30,661	$29,481

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,180	$489
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	—	237
Depreciation, depletion and amortization	774	665
Deferred income taxes	98	(12)
Inventory valuation adjustments	(93)	(25)
Non-cash compensation expense	29	23
Impairment losses	50	—
Loss on extinguishments of debt	18	106
Distributions on unvested awards	(8)	(16)
Equity in earnings of unconsolidated affiliates	(65)	(79)
Distributions from unconsolidated affiliates	66	61
Other non-cash	107	(67)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidation	(341)	757
Net cash provided by operating activities	1,815	2,139
INVESTING ACTIVITIES
Cash proceeds from sale of noncontrolling interest in subsidiary	93	—
Cash paid for other acquisitions (net of cash received)	(5)	(5)
Capital expenditures (excluding allowance for equity funds used during construction)	(1,150)	(1,737)
Contributions in aid of construction costs	15	20
Contributions to unconsolidated affiliates	(28)	(8)
Distributions from unconsolidated affiliates in excess of cumulative earnings	13	26
Proceeds from the sale of other assets	4	—
Other	(40)	3
Net cash used in investing activities	(1,098)	(1,701)
FINANCING ACTIVITIES
Proceeds from borrowings	11,295	6,627
Repayments of long-term debt	(10,733)	(8,541)
Subsidiary units issued for cash	—	20
Capital contributions from noncontrolling interest	140	229
Distributions to partners	(800)	(266)
Distributions to noncontrolling interests	(425)	(893)
Subsidiary units repurchased	—	(24)
Debt issuance costs	(84)	(117)
Other, net	—	(2)
Net cash used in financing activities	(607)	(2,967)
DISCONTINUED OPERATIONS
Operating activities	—	(485)
Investing activities	—	3,214
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,740
Increase in cash and cash equivalents	110	211
Cash and cash equivalents, beginning of period	419	336
Cash and cash equivalents, end of period	$529	$547

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
In October 2018, we completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). In connection with the transaction, ETO unitholders (other than ET and its subsidiaries) received 1.28 common units of ET for each common unit of ETO they owned. Following the closing of the Energy Transfer Merger, Energy Transfer Partners, L.P. was renamed Energy Transfer Operating, L.P. In addition, Energy Transfer Equity, L.P. was renamed Energy Transfer LP, and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on Friday, October 19, 2018.
Immediately prior to the closing of the Energy Transfer Merger, the following also occurred:

•	the IDRs in ETO were converted into 1,168,205,710 ETO common units;

•	the general partner interest in ETO was converted to a non-economic general partner interest and ETO issued 18,448,341 ETO common units to ETP GP;

•
ET contributed its 2,263,158 Sunoco LP common units to ETO in exchange for 2,874,275 ETO common units and 100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;

•
ET contributed its 12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and

•
ET contributed its 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC (collectively, “Lake Charles LNG and Other”) to ETO in exchange for 37,557,815 ETO common units.

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
•crude oil transportation and services;
•investment in Sunoco LP
•investment in USAC; and
•corporate and other, including the following:

•	activities of the Parent Company; and

•	certain operations and investments that are not separately reflected as reportable segments.

Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The consolidated financial statements of ET presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiary, Energy Transfer Operating, L.P. (“ETO”); and

•	Energy Transfer Partners GP, L.P. (“ETP GP”), the general partner of ETO, and Energy Transfer Partners, L.L.C. (“ETP LLC”), the general partner of ETP GP.
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
For periods presented herein, certain balances have been reclassified to assets and liabilities held for sale and certain revenues and expenses to discontinued operations. Certain other prior period amounts have also been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total equity.
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
Change in Accounting Policy
Adoption of Lease Accounting Standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which has amended the FASB Accounting Standards Codification (“ASC”) and introduced Topic 842, Leases. On January 1, 2019, the Partnership has adopted ASC Topic 842 (“Topic 842”), which is effective for interim and annual reporting periods beginning on or after December 15, 2018. Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
To adopt Topic 842, the Partnership recognized a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019 related to certain leases that existed as of that date. As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes. The adoption of the standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated statements of operations, comprehensive income or cash flows. As a result of adoption, we have recorded additional net right-of-use (“ROU”) lease assets and lease liabilities of approximately $888 million and $888 million, respectively, as of January 1, 2019. In addition, we have updated our business processes, systems, and internal controls to support the on-going reporting requirements under the new standard.
To adopt Topic 842, the Partnership elected the package of practical expedients permitted under the transition guidance within the standard. The expedient package allowed us not to reassess whether existing contracts contained a lease, the lease classification of existing leases and initial direct cost for existing leases. In addition to the package of practical expedients, the Partnership has elected not to capitalize amounts pertaining to leases with terms less than twelve months, to use the portfolio approach to determine discount rates, not to separate non-lease components from lease components and not to apply the use of hindsight to the active lease population.

Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows:

	Balance at December 31, 2018, as previously reported	Adjustments due to Topic 842 (Leases)	Balance at January 1, 2019
Assets:
Property, plant and equipment, net	$66,963	$(1)	$66,962
Lease right-of-use assets, net	—	889	889
Liabilities:
Operating lease current liabilities	—	71	71
Accrued and other current liabilities	2,918	(1)	2,917
Current maturities of long-term debt	2,655	1	2,656
Long-term debt, less current maturities	43,373	6	43,379
Non-current operating lease liabilities	—	823	823
Other non-current liabilities	1,184	(12)	1,172
Additional disclosures related to lease accounting are included in Note 13.
Recent Accounting Pronouncements
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The Partnership adopted the new rules in the first quarter of 2019, and the adoption of the new accounting rules did not have a material impact on the consolidated financial statements and related disclosures.

2.	ACQUISITIONS AND OTHER INVESTING TRANSACTIONS
Assets Held for Sale
Assets held for sale are written down to the lower of cost or estimated net realizable value at the time we offer them for sale. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and included in other current assets.
As of March 31, 2019, the Partnership had $28 million classified as assets held for sale related to the pending sale of Sunoco LP’s ethanol plant in Fulton, New York. Based on the sale price of the pending sale, Sunoco LP wrote down the assets held for sale and recorded a $47 million impairment charge during the three months ended March 31, 2019.
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
In connection with the 7-Eleven Transaction, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million which were eliminated in consolidation. Sunoco LP received payments on trade receivables from 7-Eleven of $782 million for the three months ended March 31, 2019 and $612 million for the first quarter of 2018 subsequent to the closing of the sale.

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
There were no results of operations associated with discontinued operations for the period ended March 31, 2019. The results of operations associated with discontinued operations for the period ended March 31, 2018 were as follows:

Three Months Ended March 31, 2018
REVENUES	$349

COSTS AND EXPENSES
Cost of products sold	305
Operating expenses	61
Selling, general and administrative	2
Total costs and expenses	368
OPERATING LOSS	(19)
Interest expense, net	2
Loss on extinguishment of debt and other	20
Other, net	23
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(64)
Income tax expense	173
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(237)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE ATTRIBUTABLE TO ET	$(9)
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2019	2018
Accounts receivable	$(302)	$907
Accounts receivable from related companies	(38)	102
Inventories	49	186
Other current assets	99	(46)
Other non-current assets, net	(10)	46
Accounts payable	321	(810)
Accounts payable to related companies	(10)	(163)
Accrued and other current liabilities	(406)	524
Other non-current liabilities	(31)	20
Derivative assets and liabilities, net	(13)	(9)
Net change in operating assets and liabilities, net of effects of acquisitions	$(341)	$757
Non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2019	2018
Accrued capital expenditures	$630	$1,011
Losses from subsidiary common unit transactions	—	(103)
Lease assets obtained in exchange for new lease liabilities	8	—
4. INVENTORIES
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Natural gas, NGLs and refined products	$760	$833
Crude oil	589	506
Spare parts and other	373	338
Total inventories	$1,722	$1,677
We utilize commodity derivatives to manage price volatility associated with its natural gas inventories. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5. FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2019 were $48.52 billion and $46.53 billion, respectively. As of December 31, 2018, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.06 billion and $46.03 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the three months ended March 31, 2019, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$40	$40	$—
Swing Swaps IFERC	3	1	2
Fixed Swaps/Futures	16	16	—
Forward Physical Contracts	10	—	10
Power:
Forwards	44	—	44
Futures	7	7	—
NGLs – Forwards/Swaps	162	162	—
Refined Products – Futures	5	5	—
Crude – Forwards/Swaps	51	51	—
Total commodity derivatives	338	282	56
Other non-current assets	28	18	10
Total assets	$366	$300	$66
Liabilities:
Interest rate derivatives	$(232)	$—	$(232)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(81)	(81)	—
Swing Swaps IFERC	(4)	(2)	(2)
Fixed Swaps/Futures	(18)	(18)	—
Forward Physical Contracts	(5)	—	(5)
Power:
Forwards	(35)	—	(35)
Futures	(6)	(6)	—
NGLs – Forwards/Swaps	(155)	(155)	—
Refined Products – Futures	(4)	(4)	—
Crude – Forwards/Swaps	(1)	(1)	—
Total commodity derivatives	(309)	(267)	(42)
Total liabilities	$(541)	$(267)	$(274)

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$42	$42	$—
Swing Swaps IFERC	52	8	44
Fixed Swaps/Futures	97	97	—
Forward Physical Contracts	20	—	20
Power:
Forwards	48	—	48
Futures	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	291	291	—
Refined Products – Futures	7	7	—
Crude – Forwards/Swaps	1	1	—
Total commodity derivatives	560	448	112
Other non-current assets	26	17	9
Total assets	$586	$465	$121
Liabilities:
Interest rate derivatives	$(163)	$—	$(163)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(91)	(91)	—
Swing Swaps IFERC	(40)	—	(40)
Fixed Swaps/Futures	(88)	(88)	—
Forward Physical Contracts	(21)	—	(21)
Power:
Forwards	(42)	—	(42)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(224)	(224)	—
Refined Products – Futures	(15)	(15)	—
Crude – Forwards/Swaps	(61)	(61)	—
Total commodity derivatives	(583)	(480)	(103)
Total liabilities	$(746)	$(480)	$(266)

6. NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$1,180	$726
Less: Income from continuing operations attributable to noncontrolling interest	297	354
Less: Net income attributable to redeemable noncontrolling interests	13	—
Income from continuing operations, net of noncontrolling interest	870	372
Less: Series A Convertible Preferred Unitholders’ interest in income	—	21
Less: General Partner’s interest in income	1	1
Income from continuing operations available to Limited Partners	$869	$350
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	2,619.5	1,079.1
Basic income from continuing operations per Limited Partner unit	$0.33	$0.32
Basic income (loss) from discontinued operations per Limited Partner unit	$0.00	$(0.01)
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$869	$350
Dilutive effect of equity-based compensation of subsidiaries and distributions to Series A Convertible Preferred Unitholders	—	21
Diluted income from continuing operations available to Limited Partners	$869	$371
Weighted average limited partner units	2,619.5	1,079.1
Dilutive effect of Series A Convertible Preferred Units	—	75.6
Dilutive effect of unvested unit awards	8.4	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,627.9	1,154.7
Diluted income from continuing operations per Limited Partner unit	$0.33	$0.32
Diluted income (loss) from discontinued operations per Limited Partner unit	$0.00	$(0.01)
7. DEBT OBLIGATIONS
Parent Company Indebtedness
The Parent Company’s indebtedness, including its senior notes, senior secured term loan and senior secured revolving credit facility, is secured by all of its and certain of its subsidiaries’ tangible and intangible assets.
ET Term Loan Facility
On January 15, 2019, ET paid in full all outstanding borrowings under its senior secured term loan agreement and thereafter terminated the term loan agreement. In connection with the termination of the term loan agreement, the collateral securing certain series of the Partnership’s outstanding senior notes was released in accordance with the terms of the applicable indentures governing such senior notes.

Subsidiary Indebtedness
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO (the “ET-ETO senior notes exchange”).  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding were as follows:
•$58 million aggregate principal amount of 7.50% senior notes due 2020;
•$7 million aggregate principal amount of 4.25% senior notes due 2023;
•$23 million aggregate principal amount of 5.875% senior notes due 2024; and
•$44 million aggregate principal amount of 5.50% senior notes due 2027.
In connection with the exchange, ETO issued approximately $4.21 billion aggregate principal amount of the following senior notes:
•$1.13 billion aggregate principal amount of 7.50% senior notes due 2020;
•$993 million aggregate principal amount of 4.25% senior notes due 2023;
•$1.13 billion aggregate principal amount of 5.875% senior notes due 2024; and
•$956 million aggregate principal amount of 5.50% senior notes due 2027.
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
ETO Senior Notes Offering and Redemption
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

Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, LLC, issued the following senior notes related to the Bakken pipeline:
•$650 million aggregate principal amount of 3.625% senior notes due 2022;
•$1.00 billion aggregate principal amount of 3.90% senior notes due 2024; and
•$850 million aggregate principal amount of 4.625% senior notes due 2029.
The $2.48 billion in net proceeds from the offering were used to repay in full all amounts outstanding on the Bakken credit facility and the facility was terminated.
Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility.
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Credit Facilities and Commercial Paper
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2019, the ETO Five-Year Credit Facility had $1.76 billion of outstanding borrowings, all of which was commercial paper. The amount available for future borrowings was $3.15 billion after taking into account letters of credit of $89 million. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 3.17%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of March 31, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of March 31, 2019, the Sunoco LP Credit Facility had $150 million of outstanding borrowings and $8 million in standby letters of credit. As of March 31, 2019 Sunoco LP had $1.34 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 4.49%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures in April 2023. As of March 31, 2019, the USAC Credit Facility had $361 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2019, USAC had $1.24 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $493 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 5.17%.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2019.

8. REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of March 31, 2019 included (i) $477 million related to the USAC Preferred Units described below and (ii) $22 million related to noncontrolling interest holders in one of ETO’s consolidated subsidiaries that have the option to sell their interests to ETO.
USAC Preferred Units
In 2018, USAC issued 500,000 USAC Preferred Units at a price of $1,000 per USAC Preferred Unit, for total gross proceeds of $500 million in a private placement.
The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed.
9. EQUITY
The change in ET Common Units during the three months ended March 31, 2019 was as follows:

Three months ended March 31,
2019
Number of Common Units, beginning of period	2,619.4
Common Units issued in connection with the distribution reinvestment plan	0.2
Number of Common Units, end of period	2,619.6
ET Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of March 31, 2019, there have been no sales of common units under the equity distribution agreement.
ET Repurchase Program
During the three months ended March 31, 2019, ET did not repurchase any ET common units under its current buyback program. As of March 31, 2019, $936 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the three months ended March 31, 2019, distributions of $2.5 million were reinvested under the distribution reinvestment plan. As of March 31, 2019, a total of 39.8 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Subsidiary Equity Transactions
The Parent Company accounts for the difference between the carrying amount of its investment in ETO, Sunoco LP, and USAC and the underlying book value arising from the issuance or redemption of units by ETO, Sunoco LP, and USAC (excluding transactions with the Parent Company) as capital transactions. As a result of these transactions, during the three months ended March 31, 2019, there was no decrease in partners’ capital.
ETO Preferred Units
As of each of March 31, 2019 and December 31, 2018, ETO’s preferred units outstanding were as follows:

	Series A	Series B	Series C	Series D
Number of units outstanding	950,000	550,000	18,000,000	17,800,000

ETO Series E Preferred Units Issuance
In April 2019, ETO issued 32 million of its 7.600% ETO Series E Preferred Units at a price of $25 per unit, including 4 million ETO Series E Preferred Units pursuant to the underwriters’ exercise of their option to purchase additional preferred units. The total gross proceeds from the ETO Series E Preferred Unit issuance were $800 million, including $100 million from the underwriters’ exercise of their option. The net proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
Distributions on the ETO Series E Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2024, at a rate of 7.600% per annum of the stated liquidation preference of $25. On and after May 15, 2024, distributions on the ETO Series E Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 5.161% per annum. The ETO Series E Preferred Units are redeemable at ETO’s option on or after May 15, 2024 at a redemption price of $25 per ETO Series E Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Sunoco LP Equity Distribution Program
For the three months ended March 31, 2019, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of March 31, 2019, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Distribution Reinvestment Program
During the three months ended March 31, 2019, distributions of $0.3 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 16,714 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
ETO Cash Distributions
Distributions declared and/or paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D
December 31, 2018	February 1, 2019	February 15, 2019	$31.25	$33.125	$0.4609	$0.4766
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766
(1)    Series A and Series B preferred unit distributions are paid on a semi-annual basis.
Sunoco LP Cash Distributions
The following are distributions declared and paid by Sunoco LP subsequent to December 31, 2018:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255

USAC Cash Distributions
The following are distributions declared and paid by USAC subsequent to December 31, 2018:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	March 31, 2019	December 31, 2018
Available-for-sale securities	$7	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(41)	(48)
Investments in unconsolidated affiliates, net	5	9
Total AOCI, net of tax	$(34)	$(42)

10.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. For the three months ended March 31, 2019, the Partnership’s effective tax rate was primarily driven by an increase in income before tax expense (benefit) at our corporate subsidiaries.
ETC Sunoco Holdings LLC (“Sunoco, Inc.”) historically included certain government incentive payments as taxable income on its federal and state income tax returns.  In connection with Sunoco, Inc.'s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income.  The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims ("CFC") in June 2015 on this issue for the 2004 through 2009 tax years.  Sunoco, Inc.'s 2010 and 2011 years are extended for this issue with the Internal Revenue Service ("IRS"). In November 2016, the CFC ruled against Sunoco, Inc., and the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed the CFC's ruling on November 1, 2018.  Sunoco, Inc. subsequently filed a petition for rehearing with the Federal Circuit, and this was denied on January 24, 2019.  Sunoco, Inc. has until May 24, 2019 to file a petition for writ of certiorari to review the Federal Circuit's affirmation of the CFC's ruling.  If Sunoco, Inc. is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the balance sheets as of March 31, 2019 and December 31, 2018.
11. REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act.  A hearing date is scheduled for October 23, 2019 and an initial decision is expected to be issued in the first quarter of 2020.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company filed a cost and revenue study on May 6, 2019.  An initial decision is expected to be issued in the first quarter of 2020.
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
ETO’s joint venture agreements require that they fund their proportionate share of capital contributions to their unconsolidated affiliates. Such contributions will depend upon their unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
We have certain non-cancelable right-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying statements of operations:

	Three Months Ended March 31,
	2019	2018
ROW expense	$6	$6
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
Dakota Access Pipeline
On July 25, 2016, the United States Army Corps of Engineers (“USACE”) issued permits to Dakota Access, LLC (“Dakota Access”) to make two crossings of the Missouri River in North Dakota. The USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River. On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“the Court”) against the USACE and challenged the legality of these permits and claimed violations of the National Historic Preservation Act (“NHPA”). SRST also sought a preliminary injunction to rescind the USACE permits while the case was pending, which the court denied on September 9, 2016. Dakota Access intervened in the case. The Cheyenne River Sioux Tribe (“CRST”) also intervened. SRST filed an amended complaint and added claims based on treaties between SRST and CRST and the United States and statutes governing the use of government property.
In February 2017, in response to a Presidential memorandum, the Department of the Army delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. CRST moved for a preliminary injunction and temporary restraining order (“TRO”) to block operation of the pipeline, which motion was denied, and raised claims based on the religious rights of CRST.
In June 2017, SRST and CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala Sioux and Yankton Sioux tribes (collectively, “Tribes”) have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four Tribes.
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

On December 4, 2017, the Court imposed three conditions on continued operation of the pipeline during the remand process. First, Dakota Access must retain an independent third party to review its compliance with the conditions and regulations governing its easements and to assess integrity threats to the pipeline. The assessment report was filed with the Court. Second, the Court directed Dakota Access to continue its work with the Tribes and the USACE to revise and finalize its emergency spill response planning for the section of the pipeline crossing Lake Oahe. Dakota Access filed the revised plan with the Court. And third, the Court directed Dakota Access to submit bi-monthly reports during the remand period disclosing certain inspection and maintenance information related to the segment of the pipeline running between the valves on either side of the Lake Oahe crossing. The first and second reports were filed with the court on December 29, 2017 and February 28, 2018, respectfully.
On February 8, 2018, the Court docketed a motion by CRST to “compel meaningful consultation on remand.” SRST then made a similar motion for “clarification re remand process and remand conditions.” The motions sought an order from the Court directing the USACE as to how it should conduct its additional review on remand. Dakota Access and the USACE opposed both motions. On April 16, 2018, the Court denied both motions.
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
On May 3, 2018, the District Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they would conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they would need until August 31, 2018 to finish the remand process. On August 31, 2018, the USACE informed the Court that it had completed the remand process and that it had determined that the three issues remanded by the Court had been correctly decided. On October 1, 2018, the USACE produced a detailed remand analysis document supporting that determination. The Tribes and certain of the individuals sought leave of the Court to amend their complaints to challenge the remand process and the USACE’s decision on remand.
On January 3, 2019, the Court granted the Tribes’ requests to supplement their respective complaints challenging the remand process, subject to defendants’ right to argue later that such supplementation may be overbroad and not permitted by law. On January 10, 2019, the Court denied the Oglala Sioux Tribe’s motion to amend its complaint to expand one of its pre-remand claims.
On January 17, 2019, the DOJ, on behalf of the USACE, moved to stay the litigation in light of the lapse in appropriations for the DOJ. The Tribes and individual plaintiffs opposed that request. On January 28, 2019, the USACE moved to withdraw this motion because appropriations for the DOJ had been restored. The Court granted this motion the next day.
On January 31, 2019, the USACE notified the Court that it had provided the administrative record for the remand to all parties. On February 27, 2019, the four Tribes filed a joint motion challenging the completeness of the record. The USACE opposed this motion in part, and Dakota Access opposed in full. The Tribes filed their reply brief on March 18, 2019 and the motion is now fully briefed and before the Court.
On May 8, 2019, the Court issued an order on Plaintiffs’ motion to complete the administrative record, requiring the parties to submit additional information so that the Court can determine what documents, if any, should be added to the record. The Court’s previous orders require that the parties must file a joint proposed schedule for the final round of summary judgment briefing within seven days of a final order on the challenges to the record.
While Energy Transfer believes that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has obtained, and will continue to seek, reimbursement for these losses.

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
As of March 31, 2019, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants Energy Transfer Partners, L.P., ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. (“SPMT”).
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
Regency Merger Litigation
Purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency-ETO merger (the “Regency Merger”). All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP, LP; Regency GP LLC; ET, ETO, ETP GP, and the members of Regency’s board of directors (“Defendants”).
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
On December 1, 2017, the Court issued a Memorandum Opinion granting Williams’ motion to dismiss in part and denying Williams’ motion to dismiss in part. Discovery is ongoing, and a trial is expected in early 2020.
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
The matter was tried in front of Vice Chancellor Glasscock on February 19-21, 2018. Post-trial arguments were heard on April 16, 2018. In a post-trial opinion dated May 17, 2018, the Court found that one provision of the Issuance breached ET’s partnership agreement but that this breach caused no damages. The Court denied Plaintiffs’ requests for injunctive relief and declined to award damages other than nominal damages. Plaintiffs subsequently filed a motion seeking $8.5 million in attorneys’ fees and expenses from the Issuance Defendants, which the Issuance Defendants opposed. On May 6, 2019, the Court entered an Order and Final Judgment consistent with its May 2018 post-trial opinion.  The Court ordered that Energy Transfer pay $4.5 million in attorneys’ fees and expenses and also granted Plaintiffs’ Motion for Class Certification.
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
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Rover and other Defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other Defendants filed their replies on November 2, 2018. On March 13, 2019, the court granted Rover and the other Defendants’ motion to dismiss on all counts. On April 10, 2019, the Ohio EPA filed a notice of appeal.
In January 2018, Ohio EPA sent a letter to the FERC to express concern regarding drilling fluids lost down a hole during horizontal directional drilling (“HDD”) operations as part of the Rover Pipeline construction. Rover sent a January 24, 2018 response to the FERC and stated, among other things, that as Ohio EPA conceded, Rover was conducting its drilling operations in accordance with specified procedures that had been approved by the FERC and reviewed by the Ohio EPA. In addition, although the HDD operations were crossing the same resource as that which led to an inadvertent release of drilling fluids in April 2017, the drill in 2018 had been redesigned since the original crossing. Ohio EPA expressed concern that the drilling fluids could deprive organisms in the wetland of oxygen. Rover, however, has now fully remediated the site, a fact with which Ohio EPA concurs. Construction of Rover is now complete and the pipeline is fully operational.
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
On August 14, 2018, Plaintiffs sought leave of court to amend their complaint to add an “as applied” challenge to the USACE’s application of the Louisiana Rapid Assessment Method to Bayou Bridge’s permits. Defendants’ filed motions in opposition on September 18, 2018. On September 18, 2018, Plaintiffs filed a motion for partial summary judgment on the issue of the USACE’s analysis of the risks of an oil spill once the pipeline is in operation. On November 6, 2018 the court struck plaintiffs’ motion as premature.
At an October 2, 2018 scheduling conference, the USACE agreed to lodge the administrative record for Plaintiffs’ original complaint, which it has done. Challenges to the completeness of the record have been briefed and are currently pending before the Court. At the October 18 conference, the Court also scheduled summary judgment briefing on Plaintiffs’ original complaint; briefing is scheduled to conclude by the Spring of 2019.
On December 28, 2018, Judge Dick issued a General Order for the Middle District of Louisiana holding in abeyance all civil matters where the United States is a party. Notwithstanding the General Order, on January 11, 2019, Plaintiffs filed a Motion for Summary Judgment on their National Environmental Policy Act and Clean Waters Act claims.
On January 11, 2019, Plaintiffs attempted to file a Motion for Summary Judgment on its National Environmental Policy Act and Coastal Water Authority claims. On January 23, 2019, Plaintiffs filed a Second Motion for Preliminary Injunction based on alleged permit violations, which the Court later denied. On February 11, 2019, the Court denied Plaintiffs’ August 14, 2018 motion for leave to amend their complaint.
On February 14, 2019, Judge Dick ordered that all summary judgment briefing is stayed until the Court rules on the motions challenging the completeness of the administrative record. Judge Dick further ordered that once those motions are decided, the parties will be allowed to update any summary judgment briefs they have already filed, if necessary, and that the Court will set new briefing deadlines.
On April 26, 2019, Plaintiffs filed a motion seeking reconsideration of Judge Dick’s February 14, 2019 order staying summary judgment briefing. Defendants filed their oppositions on May 6, 2019.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line, in the vicinity of Ivy Lane located in Center Township, Beaver County, Pennsylvania. There were no injuries, but there were evacuations of local residents as a precautionary measure. The Pennsylvania Department of Environmental Protection (“PADEP”) and the Pennsylvania Public Utility Commission (“PUC”) are investigating the incident. On October 29, 2018, PADEP issued a Compliance Order requiring our subsidiary, ETC Northeast Pipeline, LLC (“ETC Northeast”), to cease all earth disturbance activities at the site (except as necessary to repair and maintain existing Best Management Practices (“BMPs”) and temporarily stabilize disturbed areas), implement and/or maintain the Erosion and Sediment BMPs at the site, stake the limit of disturbance, identify and report all areas of non-compliance, and submit an updated Erosion and Sediment Control Plan, a Temporary Stabilization Plan, and an updated Post Construction Stormwater Management Plan. The scope of the Compliance Order has been expanded to include the disclosure to PADEP of alleged violations of environmental permits with respect to various construction and post-construction activities and restoration obligations along the 42-mile route of the Revolution line. ETC Northeast filed an appeal of the Compliance Order with the Pennsylvania Environmental Hearing Board.
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The Court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. The Partnership continues to work through these issues with PADEP.

Chester County, Pennsylvania Investigation
In December 2018, the Chester County District Attorney (“Chester County D.A.”) sent a letter to the Partnership stating that it was investigating the Partnership and related entities for “potential crimes” related to the Mariner East pipelines.
On April 11, 2019, the Partnership was served with twenty-two grand jury subpoenas seeking a variety of documents and records sought by the Chester County Investigation Grand Jury. While the Partnership intends to cooperate with the investigation, we intend to vigorously defend ourselves against these allegations.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (“Delaware County D.A.”) announced that the Delaware County D.A. and the Pennsylvania Attorney General’s Office (“Pennsylvania A.G.”), at the request of the Delaware County D.A., are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. There are neither specifics with regard to who has made the allegations of criminal misconduct nor specifics of any such conduct. While the Partnership intends to cooperate with the investigation, we intend to vigorously defend ourselves against these allegations.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of March 31, 2019 and December 31, 2018, accruals of approximately $43 million and $55 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against Sunoco Pipeline L.P. (“SPLP”) before the PUC. Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in the Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in the Township.
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

SPLP is also required to provide an affidavit that the PADEP has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018 the PUC entered an Order lifting the stay of construction on ME2 and ME2x in the Township with respect to four of the eight areas within the Township where the necessary environmental permits had been issued. Subsequently, after PADEP’s issuance of permit modifications for two of the four remaining construction sites, the PUC lifted the construction stay on those two sites as well. Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue this matter. Sunoco submitted a petition for permission to appeal on this issue of standing. Senator Dinniman and intervenors opposed that petition. On September 27, 2018, the Commonwealth Court issued an Order that certified for appeal the issue of Senator Dinniman’s standing. The Order stays all proceedings in the PUC.
On September 27, 2018, the Commonwealth Court issued an Order that certified for appeal the issue of Senator Dinniman’s standing. The Order stays all proceedings in the PUC. Briefing in the Commonwealth Court has been completed and oral argument has been scheduled for June 3, 2019.
On March 29, 2019, SPLP filed a supplemental affidavit with the PUC in accordance with the established procedure to request the PUC lift the stay of construction of ME2 for one of the remaining work locations in the Township – Shoen Road. That same day, Senator Dinniman filed a letter objecting to SPLP’s request, arguing the Commonwealth Court’s order staying all proceedings barred the PUC from issuing an approval to lift the stay of construction of ME2 at Shoen Road. SPLP filed a reply to Senator Dinniman’s letter on April 4, 2019 explaining that the Commonwealth Court’s order did not prevent the PUC from lifting the stay of construction of ME2 at Shoen Road. On April 25, 2019, the PUC issued an Opinion and Order that it lacked jurisdiction to lift the stay of construction of ME2 at Shoen Road in light of the Commonwealth Court’s order staying proceedings in the PUC. That same day, SPLP filed an Application for Expedited Clarification to the Commonwealth Court, which seeks to clarify that the Commonwealth Court’s stay of proceedings does not prevent the PUC from issuing an approval to lift the stay of construction of ME2 at Shoen Road, or any of the other remaining work locations in the Township. Senator Dinniman’s response to SPLP’s application was filed on May 8, 2019, and oral argument is set for May 15, 2019.
No amounts have been recorded in our March 31, 2019 or December 31, 2018 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ on behalf of EPA and Louisiana Department of Environmental Quality (“LDEQ”) notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February of 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October of 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January of 2015. In January of 2019, a Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with DOJ and LDEQ for the three releases. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees.
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
In October 2018, Pipeline Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly owned subsidiary of ET. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2019, Sunoco, Inc. had been named as a PRP at approximately 38 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2019	December 31, 2018
Current	$48	$42
Non-current	289	295
Total environmental liabilities	$337	$337
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
During the three months ended March 31, 2019 and 2018, the Partnership recorded $6 million and $6 million, respectively, of expenditures related to environmental cleanup programs.
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
12. REVENUE
Disaggregation of revenue
The Partnership’s consolidated financial statements reflect the eight reportable segments, which also represent the level at which the Partnership aggregates revenue for disclosure purposes. Note 16 depicts the disaggregation of revenue by segment.
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
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license. As of March 31, 2019, the Partnership had $378 million in deferred revenues representing the current value of our future performance obligations.
The amount of revenue recognized for the three months ended March 31, 2019 and 2018 that was included in the deferred revenue liability balance as of December 31, 2018 and January 1, 2018 was $76 million and $35 million, respectively.
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
The balances of Sunoco LP’s contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Contract Balances
Contract asset	$84	$75
Accounts receivable from contracts with customers	467	348
Contract liability	1	1
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
As of March 31, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $41.91 billion and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2019	$4,454	$5,048	$4,503	$27,906	$41,911
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of Other Assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that the Sunoco LP recognized for the three months ended March 31, 2019 and 2018 was $4 million and $3 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

13. LEASE ACCOUNTING
Lessee Accounting
The Partnership leases terminal facilities, tank cars, office space, land and equipment under non-cancelable operating leases whose initial terms are typically five to 15 years, with some real estate leases having terms of 40 years or more, along with options that permit renewals for additional periods. At the inception of each, we determine if the arrangement is a lease or contains an embedded lease and review the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under Topic 842. The Partnership has elected not to record any leases with terms of 12 months or less on the balance sheet.
At present, the majority of the Partnership’s active leases are classified as operating in accordance with Topic 842. Balances related to operating leases are included in operating lease ROU assets, accrued and other current liabilities, operating lease current liabilities and non-current operating lease liabilities in our consolidated balance sheets. Finance leases represent a small portion of the active lease agreements and are included in finance lease ROU assets, current maturities of long-term debt and long-term debt, less current maturities in our consolidated balance sheets. The ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Partnership to make minimum lease payments arising from the lease for the duration of the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at the sole discretion of the Partnership and lease extensions are evaluated on a lease-by-lease basis. Leases containing early termination clauses typically require the agreement of both parties to the lease. At the inception of a lease, all renewal options reasonably certain to be exercised are considered when determining the lease term. Presently, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term.
To determine the present value of future minimum lease payments, we use the implicit rate when readily determinable. Presently, because many of our leases do not provide an implicit rate, the Partnership applies its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of minimum lease payments. The operating and finance lease ROU assets include any lease payments made and exclude lease incentives.
Minimum rent payments are expensed on a straight-line basis over the term of the lease. In addition, some leases require additional contingent or variable lease payments, which are based on the factors specific to the individual agreement. Variable lease payments the Partnership is typically responsible for include payment of real estate taxes, maintenance expenses and insurance.
For short-term leases (leases that have term of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded.
The Partnership maintains a small number of active related party leases.
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of March 31, 2019 were as follows:

March 31, 2019
Operating leases:
Lease right-of-use assets, net	$868
Operating lease current liabilities	68
Accrued and other current liabilities	1
Non-current operating lease liabilities	817
Finance leases:
Property, plant and equipment, net	$2
Lease right-of-use assets, net	4
Accrued and other current liabilities	1
Long-term debt, less current maturities	7
Other non-current liabilities	2

The components of lease expense for the three months ended March 31, 2019 were as follows:

	Income Statement Location	Three Months Ended March 31, 2019
Operating lease costs:
Operating lease cost	Cost of goods sold	$8
Operating lease cost	Operating expenses	17
Operating lease cost	Selling, general and administrative	3
Total operating lease costs		28
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	1
Short-term lease cost	Operating expenses	11
Variable lease cost	Operating expenses	3
Lease costs, gross		43
Less: Sublease income	Other revenue	11
Lease costs, net		$32
The weighted average remaining lease terms and weighted average discount rates as of March 31, 2019 were as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	21
Finance leases	10
Weighted-average discount rate (%):
Operating leases	5%
Finance leases	8%
Cash flows and non-cash activity related to leases for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
Operating cash flows from operating leases	$(34)
Lease assets obtained in exchange for new operating lease liabilities	8
Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating leases	Finance leases	Total
2019 (remainder)	$85	$2	$87
2020	96	2	98
2021	84	2	86
2022	71	1	72
2023	67	1	68
Thereafter	1,148	7	1,155
Total lease payments	1,551	15	1,566
Less: present value discount	665	5	670
Present Value of lease liabilities	$886	$10	$896

Lessor Accounting
The Partnership leases or subleases a portion of its real estate portfolio to third-party companies as a stable source of long-term revenue. Our lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain five-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement.
Rental income included in other revenue in our consolidated income statement for the three months ended March 31, 2019 was $36 million.
Future minimum operating lease payments receivable as of March 31, 2019 are as follows:

Lease Receivables
2019 (remainder)	$68
2020	72
2021	59
2022	53
2023	3
Thereafter	5
Total undiscounted cash flows	$260
14. DERIVATIVE ASSETS AND LIABILITIES
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
We use futures, swaps and options to hedge the sales price of natural gas we retain for fees in our intrastate transportation and storage operations and operational gas sales in our interstate transportation and storage operations. These contracts are not designated as hedges for accounting purposes.
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2019		December 31, 2018
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	610	2019-2021	468	2019
Basis Swaps IFERC/NYMEX (1)	2,595	2019-2020	16,845	2019-2020
Options – Puts	10,000	2019	10,000	2019
Power (Megawatt):
Forwards	2,554,800	2019-2020	3,141,520	2019
Futures	14,776	2019-2021	56,656	2019-2021
Options – Puts	(144,611)	2019-2021	18,400	2019
Options – Calls	391,740	2019	284,800	2019
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,250)	2019-2022	(30,228)	2019-2021
Swing Swaps IFERC	39,685	2019-2020	54,158	2019-2020
Fixed Swaps/Futures	80	2019-2021	(1,068)	2019-2021
Forward Physical Contracts	(27,096)	2019-2021	(123,254)	2019-2020
NGL (MBbls) – Forwards/Swaps	(857)	2019-2021	(2,135)	2019
Crude (MBbls) – Forwards/Swaps	13,832	2019	20,888	2019
Refined Products (MBbls) – Futures	(592)	2019-2021	(1,403)	2019
Corn (thousand bushels)	(2,070)	2019	(1,920)	2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,958)	2019-2020	(17,445)	2019
Fixed Swaps/Futures	(30,958)	2019-2020	(17,445)	2019
Hedged Item – Inventory	30,958	2019-2020	17,445	2019

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$400	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$2	$—	$(1)	$(13)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	209	402	(248)	(397)
Commodity derivatives	127	158	(60)	(173)
Interest rate derivatives	—	—	(232)	(163)
	336	560	(540)	(733)
Total derivatives	$338	$560	$(541)	$(746)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(232)	$(163)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	127	158	(60)	(173)
Broker cleared derivative contracts	Other current assets (liabilities)	211	402	(249)	(410)
Total gross derivatives		338	560	(541)	(746)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(57)	(47)	57	47
Counterparty netting	Other current assets (liabilities)	(207)	(397)	207	397
Total net derivatives		$74	$116	$(277)	$(302)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2019	2018
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$3

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2019	2018
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$5	$17
Commodity derivatives – Non-trading	Cost of products sold	(12)	(71)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(74)	52
Total		$(81)	$(2)
15. RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Revenues from related companies	$109	$102
The following table summarizes the related company balances on our consolidated balance sheets:

	March 31, 2019	December 31, 2018
Accounts receivable from related companies:
FGT	$32	$25
Phillips 66	33	42
Other	54	44
Total accounts receivable from related companies	$119	$111
As of March 31, 2019 and December 31, 2018, accounts payable with related companies in the Partnership’s consolidated balance sheets totaled $53 million and $59 million, respectively.

16.    REPORTABLE SEGMENTS
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
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory valuation adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on our proportionate ownership.

The following tables present financial information by segment:

	Three Months Ended March 31,
	2019	2018
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$769	$817
Intersegment revenues	87	58
	856	875
Interstate transportation and storage:
Revenues from external customers	492	362
Intersegment revenues	6	3
	498	365
Midstream:
Revenues from external customers	663	440
Intersegment revenues	1,055	1,174
	1,718	1,614
NGL and refined products transportation and services:
Revenues from external customers	2,713	2,263
Intersegment revenues	318	283
	3,031	2,546
Crude oil transportation and services:
Revenues from external customers	4,167	3,731
Intersegment revenues	19	14
	4,186	3,745
Investment in Sunoco LP:
Revenues from external customers	3,692	3,748
Intersegment revenues	—	1
	3,692	3,749
Investment in USAC:
Revenues from external customers	167	—
Intersegment revenues	4	—
	171	—
All other:
Revenues from external customers	458	521
Intersegment revenues	39	50
	497	571
Eliminations	(1,528)	(1,583)
Total revenues	$13,121	$11,882

	Three Months Ended March 31,
	2019	2018
Segment Adjusted EBITDA:
Intrastate transportation and storage	$252	$192
Interstate transportation and storage	456	366
Midstream	382	377
NGL and refined products transportation and services	612	451
Crude oil transportation and services	806	464
Investment in Sunoco LP	153	109
Investment in USAC	101	—
All other	35	43
Total	2,797	2,002
Depreciation, depletion and amortization	(774)	(665)
Interest expense, net of interest capitalized	(590)	(466)
Impairment losses	(50)	—
Gains (losses) on interest rate derivatives	(74)	52
Non-cash compensation expense	(29)	(23)
Unrealized gains (losses) on commodity risk management activities	49	(87)
Losses on extinguishments of debt	(18)	(106)
Inventory valuation adjustments	93	25
Equity in earnings of unconsolidated affiliates	65	79
Adjusted EBITDA related to unconsolidated affiliates	(146)	(156)
Adjusted EBITDA related to discontinued operations	—	20
Other, net	(17)	41
Income from continuing operations before income tax (expense) benefit	1,306	716
Income tax (expense) benefit from continuing operations	(126)	10
Income from continuing operations	1,180	726
Loss from discontinued operations, net of income taxes	—	(237)
Net income	$1,180	$489

	March 31, 2019	December 31, 2018
Assets:
Intrastate transportation and storage	$6,601	$6,365
Interstate transportation and storage	15,161	15,081
Midstream	19,759	19,745
NGL and refined products transportation and services	19,185	18,267
Crude oil transportation and services	18,363	18,022
Investment in Sunoco LP	5,423	4,879
Investment in USAC	3,758	3,775
All other and eliminations	1,523	2,112
Total assets	$89,773	$88,246

17. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13	$2
Accounts receivable from related companies	—	65
Other current assets	1	1
Total current assets	14	68
Property, plant and equipment, net	23	23
Advances to and investments in unconsolidated affiliates	26,124	26,581
Total assets	$26,161	$26,672
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$2
Accounts payable to related companies	55	65
Interest payable	88	76
Accrued and other current liabilities	1	3
Total current liabilities	144	146
Long-term debt, less current maturities	132	5,519
Long-term notes payable – related companies	5,229	445
Other non-current liabilities	2	3
Commitments and contingencies
Partners’ capital
Limited Partners:
Common Unitholders	20,693	20,606
General Partner	(5)	(5)
Accumulated other comprehensive loss	(34)	(42)
Total partners’ capital	20,654	20,559
Total liabilities and partners’ capital	$26,161	$26,672

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2019	2018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	$(1)	$(2)
OTHER INCOME (EXPENSE):
Interest expense, net	(63)	(86)
Interest expense, net - related company	(21)	—
Equity in earnings of unconsolidated affiliates	968	448
Other, net	(13)	3
NET INCOME	870	363
Series A Convertible Preferred Unitholders’ interest in income	—	21
General Partner’s interest in net income	1	1
Limited Partners’ interest in net income	$869	$341
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2019	2018
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$1,412	$241
INVESTING ACTIVITIES
Sunoco LP Series A Preferred Units redemption	—	300
Net cash provided by investing activities	—	300
FINANCING ACTIVITIES
Proceeds from borrowings	—	54
Principal payments on debt	(1,220)	(370)
Proceeds from affiliate	619	41
Distributions to partners	(800)	(266)
Net cash used in financing activities	(1,401)	(541)
CHANGE IN CASH AND CASH EQUIVALENTS	11	—
CASH AND CASH EQUIVALENTS, beginning of period	2	1
CASH AND CASH EQUIVALENTS, end of period	$13	$1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ET” mean Energy Transfer LP (formerly Energy Transfer Equity, L.P.) and its consolidated subsidiaries, which include ETO. References to the “Parent Company” mean Energy Transfer LP on a stand-alone basis.
OVERVIEW
ET directly and indirectly owns equity interests in ETO, Sunoco LP and USAC, all of which are limited partnerships engaged in diversified energy-related services. Sunoco LP and USAC have publicly traded common units.
The Parent Company’s principal sources of cash flow is derived from its investment in ETO. ETO’s earnings and cash flows are generated by its subsidiaries, including ETO’s investments in Sunoco LP and USAC. The amount of cash that ETO, Sunoco LP and USAC distribute to their respective partners, including the Parent Company, each quarter is based on earnings from their respective business activities and the amount of available cash, as discussed below.
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
The general partner of ETO has separate operating management and board of directors. We control ETO through our ownership of its general partner.

RECENT DEVELOPMENTS
ETO Series E Preferred Units Issuance
In April 2019, ETO issued 32 million of its 7.600% ETO Series E Preferred Units at a price of $25 per unit, including 4 million ETO Series E Preferred Units pursuant to the underwriters’ exercise of their option to purchase additional preferred units. The total gross proceeds from the ETO Series E Preferred Unit issuance were $800 million, including $100 million from the underwriters’ exercise of their option. The net proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
ET-ETO Senior Notes Exchange
In March 2019, ETO issued approximately $4.21 billion aggregate principal amount of senior notes to settle and exchange approximately 97% ET’s outstanding senior notes. In connection with this exchange, ETO issued $1.13 billion aggregate principal amount of 7.50% senior notes due 2020, $993 million aggregate principal amount of 4.25% senior notes due 2023, $1.13 billion aggregate principal amount of 5.875% senior notes due 2024 and $956 million aggregate principal amount of 5.50% senior notes due 2027.
ETO Senior Notes Offering and Redemption
In January 2019, ETO issued $750 million aggregate principal amount of 4.50% senior notes due 2024, $1.50 billion aggregate principal amount of 5.25% senior notes due 2029 and $1.75 billion aggregate principal amount of 6.25% senior notes due 2049. The $3.96 billion net proceeds from the offering were used to repay in full ET’s outstanding senior secured term loan, to redeem outstanding senior notes at maturity, to repay a portion of the borrowings under the Partnership’s revolving credit facility and for general partnership purposes.
Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, LLC, issued $650 million aggregate principal amount of 3.625% senior notes due 2022, $1.00 billion aggregate principal amount of 3.90% senior notes due 2024 and $850 million aggregate principal amount of 4.625% senior notes due 2029. The $2.48 billion in net proceeds from the offering were used to repay in full all amounts outstanding on the Bakken credit facility and the facility was terminated.
Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility.
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Quarterly Cash Distribution
In April 2019, ET announced its quarterly distribution of 0.3050 per unit ($1.22 annualized) on ET common units for the quarter ended March 31, 2019.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. In light of the rehearing order, the impacts of the FERC’s policy on the treatment of income taxes may have on the rates ETO can charge for the FERC regulated transportation services are unknown at this time.
The FERC also issued a Notice of Inquiry (“2017 Tax Law NOI”) on March 15, 2018, requesting comments on the effect of the Tax Act on FERC jurisdictional rates. The 2017 Tax Law NOI states that of particular interest to the FERC is whether, and if so how, the FERC should address changes relating to accumulated deferred income taxes and bonus depreciation. Comments in response to the 2017 Tax Law NOI were due on or before May 21, 2018. It is unknown at this time what actions that the FERC will take, if any, following receipt of responses to the 2017 Tax Law NOI and any potential impacts from final rules or policy statements issued following the 2017 Tax Law NOI on the rates ETO can charge for FERC regulated transportation services.
Also included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options to address changes to the pipeline’s revenue requirements as a result of the tax reductions: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates to reflect the reduced tax rates, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018, and Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle must file a cost and revenue study on or before April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company filed a cost and revenue study on May 6, 2019.  An initial decision is expected to be issued in the first quarter of 2020.
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

Pipeline Certification
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that may affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were due on or before July 25, 2018. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
Interstate Liquids Transportation Regulation
The FERC utilizes an indexing rate methodology which allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index, or PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. Many existing pipelines utilize the FERC liquids index to change transportation rates annually every July 1. With respect to liquids and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on Page 700 of FERC Form No. 6. This information will be used by the FERC in its next five year review of the liquids pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate liquids pipeline index, is based on many components, and tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
Results of Operations
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory valuation adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on our proportionate ownership.
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

Consolidated Results

	Three Months Ended March 31,
	2019	2018	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$252	$192	$60
Interstate transportation and storage	456	366	90
Midstream	382	377	5
NGL and refined products transportation and services	612	451	161
Crude oil transportation and services	806	464	342
Investment in Sunoco LP	153	109	44
Investment in USAC	101	—	101
All other	35	43	(8)
Total	2,797	2,002	795
Depreciation, depletion and amortization	(774)	(665)	(109)
Interest expense, net of interest capitalized	(590)	(466)	(124)
Impairment losses	(50)	—	(50)
Gains (losses) on interest rate derivatives	(74)	52	(126)
Non-cash compensation expense	(29)	(23)	(6)
Unrealized gains (losses) on commodity risk management activities	49	(87)	136
Losses on extinguishments of debt	(18)	(106)	88
Inventory valuation adjustments	93	25	68
Equity in earnings of unconsolidated affiliates	65	79	(14)
Adjusted EBITDA related to unconsolidated affiliates	(146)	(156)	10
Adjusted EBITDA related to discontinued operations	—	20	(20)
Other, net	(17)	41	(58)
Income from continuing operations before income tax (expense) benefit	1,306	716	590
Income tax (expense) benefit from continuing operations	(126)	10	(136)
Income from continuing operations	1,180	726	454
Loss from discontinued operations, net of income taxes	—	(237)	237
Net income	$1,180	$489	$691
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2019 compared to the same period last year primarily due to additional depreciation and amortization from assets recently placed in service and the acquisition of USAC on April 2, 2018.
Interest Expense, Net. Interest expense, net of capitalized interest, for the three months ended March 31, 2019 increased primarily due to the following:

•
an increase of $110 million recognized by the Partnership primarily related to increases in long-term debt from ETO senior note issuances including the ET-ETO senior notes exchange in March 2019, higher interest rates on floating rate borrowings and a decrease of $36 million in capitalized interest due to the completion of major projects in 2018;

•	an increase of $29 million due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC; and

•	an increase of $8 million recognized by Sunoco LP primarily related to an increase in Sunoco LP’s senior note borrowings which was offset by lower credit facility borrowings; partially offset by

•
a decrease of $23 million of expense recognized by the Parent Company compared to the same periods in the prior year primarily attributable to decreases in long-term debt related to the ET-ETO senior notes exchange.

Impairment Losses. For the three months ended March 31, 2019, Sunoco LP recognized an asset impairment of $47 million on assets held for sale related to its Fulton, New York ethanol plant, and USAC recognized an asset impairment of $3 million related to certain compression equipment.
Gains (Losses) on Interest Rate Derivatives. Gains (losses) on interest rate derivatives during the three months ended March 31, 2019 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. Losses on extinguishments of debt decreased due to Sunoco LP’s senior note and term loan redemption in January 2018.
Inventory Valuation Adjustments. Inventory valuation adjustments were recorded for the inventory associated with Sunoco LP due to changes in fuel prices between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Adjusted EBITDA Related to Discontinued Operations. Amounts were related to the operations of Sunoco LP’s retail business that were disposed of in January 2018.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. For the three months ended March 31, 2019 compared to the same period last year, income tax expense increased primarily due to an increase in income before tax expense (benefit) at our corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2019	2018	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$32	$27	$5
FEP	14	14	—
MEP	7	9	(2)
Other	12	29	(17)
Total equity in earnings of unconsolidated affiliates	$65	$79	$(14)

Adjusted EBITDA related to unconsolidated affiliates (1):
Citrus	$81	$75	$6
FEP	19	19	—
MEP	19	22	(3)
Other	27	40	(13)
Total Adjusted EBITDA related to unconsolidated affiliates	$146	$156	$(10)

Distributions received from unconsolidated affiliates:
Citrus	$35	$46	$(11)
FEP	17	17	—
MEP	11	13	(2)
Other	16	21	(5)
Total distributions received from unconsolidated affiliates	$79	$97	$(18)

(1)
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
In addition, for certain segments, the sections below include information on the components of segment margin by sales type, which components are included in order to provide additional disaggregated information to facilitate the analysis of segment margin and Segment Adjusted EBITDA. For example, these components include transportation margin, storage margin and other margin. These components of segment margin are calculated consistent with the calculation of segment margin; therefore, these components also exclude charges for depreciation, depletion and amortization.
Following is a reconciliation of our segment margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Segment Margin:
Intrastate transportation and storage	$284	$171
Interstate transportation and storage	498	365
Midstream	577	553
NGL and refined products transportation and services	705	600
Crude oil transportation and services	1,086	568
Investment in Sunoco LP	370	296
Investment in USAC	149	—
All other	42	95
Intersegment eliminations	(5)	(11)
Total segment margin	3,706	2,637

Less:
Operating expenses	808	724
Depreciation, depletion and amortization	774	665
Selling, general and administrative	147	148
Impairment losses	50	—
Operating income	$1,927	$1,100

Intrastate Transportation and Storage

	Three Months Ended March 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	11,982	9,271	2,711
Withdrawals from storage natural gas inventory (BBtu)	—	17,703	(17,703)
Revenues	$856	$875	$(19)
Cost of products sold	572	704	(132)
Segment margin	284	171	113
Unrealized losses on commodity risk management activities	10	53	(43)
Operating expenses, excluding non-cash compensation expense	(42)	(39)	(3)
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(6)	—
Adjusted EBITDA related to unconsolidated affiliates	6	13	(7)
Segment Adjusted EBITDA	$252	$192	$60
Volumes. For the three months ended March 31, 2019 compared to the same period last year, transported volumes increased primarily due to the impact of reflecting RIGS as a consolidated subsidiary beginning in April 2018 and the impact of the Red Bluff Express pipeline coming online in May 2018, as well as the impact of favorable market pricing spreads.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Transportation fees	$154	$117	$37
Natural gas sales and other (excluding unrealized gains and losses)	120	91	29
Retained fuel revenues (excluding unrealized gains and losses)	11	13	(2)
Storage margin (excluding unrealized gains and losses)	9	3	6
Unrealized losses on commodity risk management activities	(10)	(53)	43
Total segment margin	$284	$171	$113
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $29 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity;

•
an increase of $13 million in transportation fees, excluding the impact of consolidating RIGS as discussed below, primarily due to new contracts, as well as the impact of the Red Bluff Express pipeline coming online in May 2018;

•
a net increase of $11 million due to the consolidation of RIGS beginning in April 2018, resulting in increases in transportation fees, retained fuel revenues and operating expenses of $24 million, $2 million and $6 million, respectively, and a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates; and

•
an increase of $6 million in realized storage margin primarily due to a negative adjustment to the Bammel storage inventory of $25 million in 2018, partially offset by a $13 million decrease due to lower physical withdrawals and a $6 million decrease in realized derivative gains.

Interstate Transportation and Storage

	Three Months Ended March 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	11,532	8,204	3,328
Natural gas sold (BBtu/d)	19	17	2
Revenues	$498	$365	$133
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(146)	(99)	(47)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(14)	(18)	4
Adjusted EBITDA related to unconsolidated affiliates	119	116	3
Other	(1)	2	(3)
Segment Adjusted EBITDA	$456	$366	$90
Volumes. For the three months ended March 31, 2019 compared to the same period last year, transported volumes reflected an increase of 1,645 BBtu/d as a result of the initiation of full service on the Rover pipeline; an increase of 517 BBtu/d on the Tiger pipeline as a result of production increases in the Haynesville Shale; increases of 418 BBtu/d each on the Panhandle and Trunkline pipelines due to increased utilization of higher contracted capacity; and an increase of 197 BBtu/d on the Transwestern pipeline as a result of favorable market opportunities in the West.
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $133 million in revenues primarily due to an increase of $106 million on contracted capacity from additional connections and compression on the Rover pipeline and an increase of $21 million due to higher reservation and usage revenues from capacity sold at higher rates on the Transwestern, Panhandle and Trunkline pipelines;

•	a decrease of $4 million in selling, general and administrative expenses due to lower excise taxes and lower employee costs; and

•	an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to sales of additional capacity on Citrus; partially offset by

•
an increase of $47 million in operating expenses primarily due to a $31 million increase in ad valorem taxes and a $16 million increase in third-party transportation expense due to the initiation of full service on the Rover pipeline.

Midstream

	Three Months Ended March 31,
	2019	2018	Change
Gathered volumes (BBtu/d)	12,718	11,306	1,412
NGLs produced (MBbls/d)	563	503	60
Equity NGLs (MBbls/d)	35	28	7
Revenues	$1,718	$1,614	$104
Cost of products sold	1,141	1,061	80
Segment margin	577	553	24
Operating expenses, excluding non-cash compensation expense	(183)	(164)	(19)
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(20)	1
Adjusted EBITDA related to unconsolidated affiliates	6	7	(1)
Other	1	1	—
Segment Adjusted EBITDA	$382	$377	$5

Volumes. For the three months ended March 31, 2019 compared to the same period last year, gathered volumes and NGL production increased primarily due to increases in the North Texas, Permian and Northeast regions, partially offset by smaller declines in other regions.
Segment Margin. The components of our midstream segment margin were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Gathering and processing fee-based revenues	$484	$421	$63
Non-fee-based contracts and processing	93	132	(39)
Total segment margin	$577	$553	$24
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $63 million in fee-based margin due to volume growth in the North Texas, Permian and Northeast regions, offset by declines in the South Texas and midcontinent/Panhandle regions;

•	an increase of $6 million in non-fee-based margin due to higher throughput in the North Texas and Permian regions; and

•	a decrease of $1 million in selling, general and administrative expenses due to lower allocated overhead; partially offset by

•	a decrease of $45 million in non-fee-based margin due to a $37 million decrease from lower NGL prices and an $8 million decrease from lower gas prices; and

•	an increase of $19 million in operating expenses due to increases of $10 million in outside services, $4 million in employee costs, $3 million in materials and $2 million in office expenses.
NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2019	2018	Change
NGL transportation volumes (MBbls/d)	1,178	936	242
Refined products transportation volumes (MBbls/d)	617	620	(3)
NGL and refined products terminal volumes (MBbls/d)	879	702	177
NGL fractionation volumes (MBbls/d)	678	472	206
Revenues	$3,031	$2,546	$485
Cost of products sold	2,326	1,946	380
Segment margin	705	600	105
Unrealized (gains) losses on commodity risk management activities	57	(13)	70
Operating expenses, excluding non-cash compensation expense	(149)	(139)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(18)	(1)
Adjusted EBITDA related to unconsolidated affiliates	18	21	(3)
Segment Adjusted EBITDA	$612	$451	$161
Volumes. For the three months ended March 31, 2019 compared to the same period last year, NGL transportation volumes increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions. In addition, NGL transportation volumes on our Northeast assets increased due to the initiation of service on the Mariner East 2 pipeline system in the fourth quarter of 2018.
Refined products transportation volumes decreased slightly for the three months ended March 31, 2019 compared to the same period last year primarily due to turnarounds at third-party refineries in the Northeast region.

NGL and refined products terminal volumes increased for the three months ended March 31, 2019 compared to the same period last year primarily due to the ramp-up of our Mariner East 2 project which commenced operations in late 2018, more volumes loaded at our Nederland terminal due to increased export demand and higher throughput volumes at our refined products terminals in the Northeast.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three months ended March 31, 2019 compared to the same period last year primarily due to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Transportation margin	$363	$266	$97
Fractionators and refinery services margin	186	134	52
Terminal services margin	117	94	23
Storage margin	56	56	—
Marketing margin	40	37	3
Unrealized gains (losses) on commodity risk management activities	(57)	13	(70)
Total segment margin	$705	$600	$105
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $97 million in transportation margin primarily due to a $68 million increase resulting from higher volumes received from the Permian region on our Texas NGL pipelines, a $28 million increase due to the ramp-up of our Mariner East 2 project which commenced operations in late 2018 and a $7 million increase due to higher throughput volumes from the Barnett region. These increases were partially offset by an $8 million decrease resulting from Mariner East 1 system downtime;

•
an increase of $52 million in fractionation and refinery services margin primarily due to a $59 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a $4 million decrease resulting from a reclassification between our fractionation and storage margins and a $3 million decrease from unplanned downtime at a vendor facility which reduced the supply to our o-grade processing facility;

•
an increase of $23 million in terminal services margin primarily due to a $32 million increase from the ramp-up of our Mariner East 2 project which commenced operations in late 2018 and a $2 million increase due to higher throughput at our refined products terminals in the Northeast. These increases were partially offset by a $11 million decrease related to Mariner East 1 system downtime, which resulted in lower volumes delivered to our Marcus Hook terminal facility; and

•
an increase of $3 million in marketing margin due to a $6 million increase from the timing of optimization gains from our Mont Belvieu marketing operations, partially offset by a $3 million decrease from our gasoline optimization and NGL marketing operations in the Northeast; partially offset by

•
an increase of $10 million in operating expenses primarily due to increases of $4 million in employee costs, $2 million in materials costs, $2 million in management fees and $2 million in utilities costs.

Crude Oil Transportation and Services

	Three Months Ended March 31,
	2019	2018	Change
Crude transportation volumes (MBbls/d)	4,522	3,827	695
Crude terminals volumes (MBbls/d)	2,086	1,940	146
Revenues	$4,186	$3,745	$441
Cost of products sold	3,100	3,177	(77)
Segment margin	1,086	568	518
Unrealized (gains) losses on commodity risk management activities	(109)	43	(152)
Operating expenses, excluding non-cash compensation expense	(150)	(127)	(23)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(22)	2
Adjusted EBITDA related to unconsolidated affiliates	(2)	2	(4)
Other	1	—	1
Segment Adjusted EBITDA	$806	$464	$342
Volumes. For the three months ended March 31, 2019 compared to the same period last year, crude transportation and terminal volumes benefited from an increase in barrels through our existing Texas pipelines and our Bakken pipeline.
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $366 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $142 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from Permian producers, a $91 million favorable variance resulting from increased throughput on the Bakken Pipeline, a $124 million increase (excluding a net change of $152 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from improved basis differentials between the Permian and Bakken producing regions to our Nederland terminal on the Texas Gulf Coast, as well as a $9 million increase primarily from higher throughput, ship loading and tank rental fees at our Nederland terminal; and

•
a decrease of $2 million in selling, general and administrative expenses primarily due to a $2 million decrease in overhead allocations and a $1 million decrease in management fees, partially offset by a $1 million increase in insurance costs; partially offset by

•
an increase of $23 million in operating expenses primarily due to a $30 million increase in throughput related costs on existing assets, partially offset by a $7 million decrease in ad valorem taxes and management fees; and

•	a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.

Investment in Sunoco LP

	Three Months Ended March 31,
	2019	2018	Change
Revenues	$3,692	$3,749	$(57)
Cost of products sold	3,322	3,453	$(131)
Segment margin	370	296	74
Unrealized gains on commodity risk management activities	(6)	—	(6)
Operating expenses, excluding non-cash compensation expense	(98)	(113)	15
Selling, general and administrative expenses, excluding non-cash compensation expense	(24)	(32)	8
Inventory valuation adjustments	(93)	(25)	(68)
Adjusted EBITDA related to discontinued operations	—	(20)	20
Other	4	3	1
Segment Adjusted EBITDA	$153	$109	$44
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•	an aggregate decrease of $23 million in expenses primarily due to the conversion of 207 retail sites to commission agent sites in April 2018; and

•	an increase of $20 million in Adjusted EBITDA from discontinued operations due to Sunoco LP’s retail divestment in January 2018.
Investment in USAC

	Three Months Ended March 31,
	2019	2018	Change
Revenues	$171	$—	$171
Cost of products sold	22	—	22
Segment margin	149	—	149
Operating expenses, excluding non-cash compensation expense	(35)	—	(35)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	—	(13)
Segment Adjusted EBITDA	$101	$—	$101
Amounts reflected above for three months ended March 31, 2019 reflects the consolidated results of USAC. Changes between periods are due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC.

All Other

	Three Months Ended March 31,
	2019	2018	Change
Revenues	$497	$571	$(74)
Cost of products sold	455	476	(21)
Segment margin	42	95	(53)
Unrealized (gains) losses on commodity risk management activities	(1)	4	(5)
Operating expenses, excluding non-cash compensation expense	(7)	(31)	24
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(20)	9
Adjusted EBITDA related to unconsolidated affiliates	(1)	(3)	2
Other and eliminations	13	(2)	15
Segment Adjusted EBITDA	$35	$43	$(8)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•
a non-controlling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent the August 2018 reorganization, ETO holds an approximately 8% interest in PES and no longer reflects PES as an affiliate; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended March 31, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	a decrease of $36 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC segment; partially offset by

•	an increase of $11 million due to our investment in PES;

•	an increase of $7 million due to an increase in power trading gains; and

•	an increase of $3 million from residue gas sales.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from distributions related to its investment in ETO, whose cash flows are derived from its subsidiaries, including ETO’s investments in Sunoco LP and USAC.
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
ETO currently expects capital expenditures in 2019 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$150	$200	$35	$40
Interstate transportation and storage (1)	400	425	135	140
Midstream	800	900	115	120
NGL and refined products transportation and services	3,000	3,100	90	100
Crude oil transportation and services (1)	350	425	100	110
All other (including eliminations)	125	150	50	55
Total capital expenditures	$4,825	$5,200	$525	$565

(1)	Includes capital expenditures related to ETO’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
The assets used in ETO’s natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETO does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETO experiences increases in pipe costs due to a number of reasons, including but not limited to, delays from mills, limited selection of mills capable of producing large diameter pipe in a timely manner, higher steel prices and other factors beyond ETO’s control. However, ETO included these factors in its anticipated growth capital expenditures for each year.
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
Excluding acquisitions, Sunoco LP currently expects to spend approximately $90 million on growth capital and $45 million on maintenance capital for the full year 2019.
USAC
USAC currently plans to spend approximately $25 million in maintenance capital expenditures during 2019, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $140 million and $150 million in expansion capital expenditures during 2019. As of March 31, 2019, USAC has binding commitments to purchase $85 million of additional compression units and serialized parts, all of which USAC expects to be delivered throughout 2019.
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
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Cash provided by operating activities during 2019 was $1.82 billion as compared to cash provided by operating activities of $2.14 billion for 2018. Net income was $1.18 billion and $489 million for 2019 and 2018, respectively. The difference between net income and the net cash provided by operating activities for the three months ended March 31, 2019 and 2018, primarily consisted of non-cash items totaling $918 million and $611 million, respectively, and net changes in operating assets and liabilities of $341 million and $757 million, respectively.
The non-cash activity in 2019 and 2018 consisted primarily of depreciation, depletion and amortization of $774 million and $665 million, respectively, equity in earnings of unconsolidated affiliates of $65 million and $79 million, respectively, inventory valuation adjustments of $93 million and $25 million, respectively, deferred income taxes of $98 million and $12 million, respectively, losses on extinguishments of debt of $18 million and $106 million, respectively, impairment of $50 million in 2019, and non-cash compensation expense of $29 million and $23 million, respectively.
Cash paid for interest, net of interest capitalized, was $638 million and $414 million for the three months ended March 31, 2019 and 2018, respectively.
Capitalized interest was $43 million and $81 million for the three months ended March 31, 2019 and 2018, respectively.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, and cash contributions to our joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in growth capital expenditures to fund their respective construction and expansion projects.
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Cash used in investing activities during 2019 was $1.10 billion as compared to cash used in investing activities $1.70 billion for 2018. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2019 were $1.14 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2018 of $1.72 billion. In 2019 and 2018, we paid net cash for acquisitions of $5 million and $5 million, respectively. In 2019 and 2018, we contributed $28 million and $8 million, respectively, to unconsolidated affiliates. During 2019, we also received $93 million in cash from the sale of a noncontrolling interest in a subsidiary.

The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) for the three months ended March 31, 2019:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage (1)	$(72)	$13	$(59)
Interstate transportation and storage	35	14	49
Midstream	171	19	190
NGL and refined products transportation and services	421	9	430
Crude oil transportation and services	53	20	73
Investment in Sunoco LP	22	4	26
Investment in USAC	33	7	40
All other (including eliminations)	45	6	51
Total capital expenditures	$708	$92	$800

(1)
For the three months ended March 31, 2019, growth capital expenditures for the intrastate transportation and storage segment reflect the proceeds received from the sale of a noncontrolling interest in the Red Bluff Express pipeline, which was based on capital expenditures from prior periods.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Cash used in financing activities during 2019 was $607 million as compared to cash used in financing activities of $2.97 billion for 2018. In 2018, ET received $20 million in net proceeds from offerings of subsidiary common units. During 2019, we had a consolidated net increase in our debt level of $562 million as compared to a net decrease of $1.91 billion for 2018. We have paid distributions of $800 million and $266 million to our partners in 2019 and in 2018, respectively. We paid distributions to noncontrolling interests of $425 million and $893 million in 2019 and 2018, respectively. We paid $84 million and $117 million in debt issuance costs in 2019 and 2018, respectively. In addition, we have received capital contributions of $140 million in cash from noncontrolling interests in 2019 compared to $229 million in 2018.
Discontinued Operations
Cash flows from discontinued operations reflect cash flows related to Sunoco LP’s retail divestment.
Three months ended March 31, 2019 compared to three months ended March 31, 2018
There were no cash flows related to discontinued operations during 2019. Cash provided by discontinued operations during 2018 was $2.74 billion, resulting from cash used in operating activities of $485 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2019	December 31, 2018
Parent Company Indebtedness:
ET Senior Notes due October 2020	$58	$1,187
ET Senior Notes due March 2023	7	1,000
ET Senior Notes due January 2024	23	1,150
ET Senior Notes due June 2027	44	1,000
ET Senior Secured Term Loan	—	1,220
Subsidiary Indebtedness:
ETO Senior Notes (1)	36,560	28,755
Transwestern Senior Notes	575	575
Panhandle Senior Notes	385	385
Bakken Senior Notes	2,500	—
Sunoco LP Senior Notes and lease-related obligations	2,913	2,307
USAC Senior Notes	1,475	725
Credit facilities and commercial paper:
ETO $5.00 billion Revolving Credit Facility due December 2023 (2)	1,760	3,694
Bakken Project $2.50 billion Credit Facility due August 2019	—	2,500
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	150	700
USAC $1.60 billion Revolving Credit Facility due April 2023	361	1,050
Other long-term debt	5	7
Unamortized premiums, net of discounts and fair value adjustments	11	21
Deferred debt issuance costs	(297)	(248)
Total debt	46,530	46,028
Less: current maturities of long-term debt	157	2,655
Long-term debt, less current maturities	$46,373	$43,373

(1)
The increase in ETO Senior Notes during three months ended March 31, 2019 includes $4.21 billion issued in connection with the ET-ETO senior notes exchange and $4.00 billion issued in the January 2019 senior notes offering, both of which are discussed below. The March 31, 2019 balance also includes $250 million aggregate principal amount of 5.50% senior notes due February 15, 2020 that was classified as long-term as of March 31, 2019 as management has the intent and ability to refinance the borrowing on a long-term basis.

(2)	Includes $1.76 billion and $2.34 billion of commercial paper outstanding at March 31, 2019 and December 31, 2018, respectively.
Recent Transactions
ET Term Loan Facility
On January 15, 2019, ET paid in full all outstanding borrowings under its senior secured term loan agreement and thereafter terminated the term loan agreement. In connection with the termination of the term loan agreement, the collateral securing certain series of the Partnership’s outstanding senior notes was released in accordance with the terms of the applicable indentures governing such senior notes.
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO.  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding were as follows:

•	$58 million aggregate principal amount of 7.50% senior notes due 2020;

•	$7 million aggregate principal amount of 4.25% senior notes due 2023;

•	$23 million aggregate principal amount of 5.875% senior notes due 2024; and

•	$44 million aggregate principal amount of 5.50% senior notes due 2027.
In connection with the exchange, ETO issued approximately $4.21 billion aggregate principal amount of the following senior notes:

•	$1.13 billion aggregate principal amount of 7.50% senior notes due 2020;

•	$993 million aggregate principal amount of 4.25% senior notes due 2023;

•	$1.13 billion aggregate principal amount of 5.875% senior notes due 2024; and

•	$956 million aggregate principal amount of 5.50% senior notes due 2027.
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
ETO Senior Notes Offering and Redemption
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
Bakken Senior Notes Offering
In March 2019, Midwest Connector Capital Company LLC, a wholly-owned subsidiary of Dakota Access, LLC, issued the following senior notes related to the Bakken pipeline:

•	$650 million aggregate principal amount of 3.625% senior notes due 2022;

•	$1.00 billion aggregate principal amount of 3.90% senior notes due 2024; and

•	$850 million aggregate principal amount of 4.625% senior notes due 2029.
The $2.48 billion in net proceeds from the offering were used to repay in full all amounts outstanding on the Bakken credit facility and the facility was terminated.

Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility.
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Credit Facilities and Commercial Paper
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2019, the ETO Five-Year Credit Facility had $1.76 billion of outstanding borrowings, all of which was commercial paper. The amount available for future borrowings was $3.15 billion after taking into account letters of credit of $89 million. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 3.17%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of March 31, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of March 31, 2019, the Sunoco LP Credit Facility had $150 million of outstanding borrowings and $8 million in standby letters of credit. As of March 31, 2019 Sunoco LP had $1.34 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 4.49%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures in April 2023. As of March 31, 2019, the USAC Credit Facility had $361 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2019, USAC had $1.24 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $493 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2019 was 5.17%.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of March 31, 2019.
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

Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
Cash Distributions Paid by Subsidiaries
ETO, Sunoco LP, and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETO
Distributions on ETO preferred units declared and paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D
December 31, 2018	February 1, 2019	February 15, 2019	$31.2500	$33.1250	$0.4609	$0.4766
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766
(1)    Series A and Series B preferred unit distributions are paid on a semi-annual basis.
Cash Distributions Paid by Sunoco LP
The following are distributions declared and paid by Sunoco LP subsequent to December 31, 2018:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
Cash Distributions Paid by USAC
The following are distributions declared and paid by USAC subsequent to December 31, 2018:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250

ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules, and we believe the proper implementation and consistent application of the accounting rules are critical. We describe our significant accounting policies in Note 2 to our consolidated financial statements in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 22, 2019. See Note 1 in “Item 1. Financial Statements” for information regarding recent changes to the Partnership’s critical accounting policies related to lease accounting.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 in the accompanying unaudited interim consolidated financial statements included in “Item 1. Financial Statements” in this Quarterly Report for information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 23, 2018, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2019			December 31, 2018
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	610	$—	$—	468	$—	$—
Basis Swaps IFERC/NYMEX (1)	2,595	2	—	16,845	7	1
Options – Puts	10,000	—	—	10,000	—	—
Power (Megawatt):
Forwards	2,554,800	9	6	3,141,520	6	8
Futures	14,776	1	—	56,656	—	—
Options – Puts	(144,611)	—	—	18,400	—	—
Options – Calls	391,740	—	—	284,800	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,250)	(45)	10	(30,228)	(52)	13
Swing Swaps IFERC	39,685	(1)	1	54,158	12	—
Fixed Swaps/Futures	80	(2)	—	(1,068)	19	1
Forward Physical Contracts	(27,096)	5	7	(123,254)	(1)	32
NGL (MBbls) – Forwards/Swaps	(857)	7	14	(2,135)	67	67
Crude (MBbls) – Forwards/Swaps	13,832	50	14	20,888	(60)	29
Refined Products (MBbls) – Futures	(592)	1	4	(1,403)	(8)	6
Corn (thousand bushels)	(2,070)	—	—	(1,920)	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,958)	2	—	(17,445)	(4)	—
Fixed Swaps/Futures	(30,958)	—	9	(17,445)	(10)	6

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2019, we and our subsidiaries had $2.87 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $29 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$400	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $280 million as of March 31, 2019. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the Partnership’s adoption of Topic 842 effective January 1, 2019, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard.  The Partnership’s adoption and implementation of Topic 842 is discussed in Note 1 and Note 13 to the consolidated financial statements included in “Item 1. Financial Statements.”
There have been no changes, other than those discussed above, in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 22, 2019 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line, in the vicinity of Ivy Lane located in Center Township, Beaver County, Pennsylvania. There were no injuries, but there were evacuations of local residents as a precautionary measure. The Pennsylvania Department of Environmental Protection (“PADEP”) and the Pennsylvania Public Utility Commission (“PUC”) are investigating the incident. On October 29, 2018, PADEP issued a Compliance Order requiring our subsidiary, ETC Northeast Pipeline, LLC (“ETC Northeast”), to cease all earth disturbance activities at the site (except as necessary to repair and maintain existing Best Management Practices (“BMPs”) and temporarily stabilize disturbed areas), implement and/or maintain the Erosion and Sediment BMPs at the site, stake the limit of disturbance, identify and report all areas of non-compliance, and submit an updated Erosion and Sediment Control Plan, a Temporary Stabilization Plan, and an updated Post Construction Stormwater Management Plan. The scope of the Compliance Order has been expanded to include the disclosure to PADEP of alleged violations of environmental permits with respect to various construction and post-construction activities and restoration obligations along the 42-mile route of the Revolution line. ETC Northeast filed an appeal of the Compliance Order with the Pennsylvania Environmental Hearing Board.
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The Court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. The Partnership continues to work through these issues with PADEP.
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
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, hydrostatic permit violations involving the alleged discharge of effluent with greater levels of pollutants than the permits allowed and allegedly not properly sampling or monitoring effluent for required parameters or reporting those alleged violations, and engaging in construction activities without an effective water quality certification. Although Rover has successfully completed clean-up mitigation for the alleged violations to Ohio EPA’s satisfaction, the Ohio EPA has proposed penalties and restitution of approximately $2.6 million in connection with the alleged violations and is seeking certain injunctive relief. The Ohio Attorney General filed a complaint in the Court of Common Pleas of Stark County, Ohio to obtain these remedies and that case remains pending and is in the early stages. Rover and other defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other defendants filed their replies on November 2, 2018. On March 13, 2019, the court granted Rover and the other Defendants’ motion to dismiss on all counts. On April 10, 2019, the Ohio EPA filed a notice of appeal. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has implemented the suggestions in the assessment and additional voluntary protocols. The FERC authorized Rover to resume HDD activities at all sites and all Rover HDD activities are now complete.
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s demolition of the Stoneman House, a potential historic structure, in connection with Rover’s application for permission to construct a new interstate natural gas pipeline and related facilities. Rover and ETO are cooperating with the investigation. In March and April 2017, and again in April 2018, Enforcement Staff provided Rover its non-public preliminary findings regarding its investigation. The company disagrees with those findings and intends to vigorously defend against any potential penalty. Given the stage of the proceeding, and the non-public nature of the investigation, ETO is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
For a description of other legal proceedings, see Note 11 to our consolidated financial statements included in “Item 1. Financial Statements.”
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-128097, filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K, File No. 1-32740, filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K, File No. 1-32740, filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed March 9, 2016)

3.9
Amendment No. 6 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q, File No. 1-32740, filed November 8, 2018)

4.1
Ninth Supplemental Indenture, dated as of March 25, 2019, between Energy Transfer LP and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, File No. 1-32740, filed March 27, 2019)

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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 9, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)