Form 10-Q
period 2019-06-30
Energy Transfer LP
filed 2019-08-08
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
At August 2, 2019, the registrant had 2,623,235,994 Common Units outstanding.

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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC, which owns 100% of FGT

DOJ	U.S. Department of Justice

EPA	U.S. Environmental Protection Agency

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.)

ETO	Energy Transfer Operating, L.P. (formerly Energy Transfer Partners, L.P.)

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETO Series A Preferred Units	ETO’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	ETO’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	ETO’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	ETO’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	ETO’s 7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

ii

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Regency	Regency Energy Partners LP

RIGS	Regency Interstate Gas LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Convertible Preferred Units	ET Series A convertible preferred units

SPLP	Sunoco Pipeline L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco LP Series A Preferred Units	Sunoco LP Series A Preferred Units previously held by ET

Sunoco R&M	Sunoco (R&M), LLC (formerly Sunoco, Inc. (R&M))

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

USAC	USA Compression Partners, LP

USAC Preferred Units	USAC Series A Preferred Units
Adjusted EBITDA is a term used throughout this document, which we define as total Partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on our proportionate ownership.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$445	$419
Accounts receivable, net	4,349	4,009
Accounts receivable from related companies	111	111
Inventories	1,832	1,677
Derivative assets	54	111
Income taxes receivable	99	73
Other current assets	308	350
Total current assets	7,198	6,750

Property, plant and equipment	82,351	79,776
Accumulated depreciation and depletion	(14,164)	(12,813)
	68,187	66,963

Advances to and investments in unconsolidated affiliates	2,838	2,642
Lease right-of-use assets, net	853	—
Other non-current assets, net	1,026	1,006
Intangible assets, net	5,827	6,000
Goodwill	4,883	4,885
Total assets	$90,812	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,645	$3,493
Accounts payable to related companies	14	59
Derivative liabilities	18	185
Operating lease current liabilities	59	—
Accrued and other current liabilities	2,686	2,918
Current maturities of long-term debt	7	2,655
Total current liabilities	6,429	9,310

Long-term debt, less current maturities	46,499	43,373
Non-current derivative liabilities	354	104
Non-current operating lease liabilities	803	—
Deferred income taxes	3,071	2,926
Other non-current liabilities	1,139	1,184

Commitments and contingencies
Redeemable noncontrolling interests	500	499

Equity:
Limited Partners:
Common Unitholders	20,872	20,606
General Partner	(5)	(5)
Accumulated other comprehensive loss	(33)	(42)
Total partners’ capital	20,834	20,559
Noncontrolling interests	11,183	10,291
Total equity	32,017	30,850
Total liabilities and equity	$90,812	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Refined product sales	$4,477	$4,600	$8,203	$8,203
Crude sales	4,346	4,244	7,871	7,500
NGL sales	1,996	2,356	4,398	4,591
Gathering, transportation and other fees	2,035	1,667	4,302	3,097
Natural gas sales	763	1,024	1,727	2,086
Other	260	227	497	523
Total revenues	13,877	14,118	26,998	26,000
COSTS AND EXPENSES:
Cost of products sold	10,302	11,343	19,717	20,588
Operating expenses	792	772	1,600	1,496
Depreciation, depletion and amortization	785	694	1,559	1,359
Selling, general and administrative	179	183	326	331
Impairment losses	—	—	50	—
Total costs and expenses	12,058	12,992	23,252	23,774
OPERATING INCOME	1,819	1,126	3,746	2,226
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(578)	(510)	(1,168)	(976)
Equity in earnings of unconsolidated affiliates	77	92	142	171
Losses on extinguishments of debt	—	—	(18)	(106)
Gains (losses) on interest rate derivatives	(122)	20	(196)	72
Other, net	46	(1)	42	56
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,242	727	2,548	1,443
Income tax expense from continuing operations	34	68	160	58
INCOME FROM CONTINUING OPERATIONS	1,208	659	2,388	1,385
Loss from discontinued operations, net of income taxes	—	(26)	—	(263)
NET INCOME	1,208	633	2,388	1,122
Less: Net income attributable to noncontrolling interests	317	278	614	404
Less: Net income attributable to redeemable noncontrolling interests	13	—	26	—
NET INCOME ATTRIBUTABLE TO PARTNERS	878	355	1,748	718
Series A Convertible Preferred Unitholders' interest in income	—	12	—	33
General Partner’s interest in net income	1	1	2	2
Limited Partners’ interest in net income	$877	$342	$1,746	$683
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.33	$0.31	$0.67	$0.63
Diluted	$0.33	$0.31	$0.66	$0.63
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.33	$0.31	$0.67	$0.62
Diluted	$0.33	$0.31	$0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,208	$633	$2,388	$1,122
Other comprehensive income, net of tax:
Change in value of available-for-sale securities	3	—	8	(2)
Actuarial gain (loss) related to pension and other postretirement benefit plans	3	—	10	(2)
Change in other comprehensive income from unconsolidated affiliates	(5)	2	(9)	7
	1	2	9	3
Comprehensive income	1,209	635	2,397	1,125
Less: Comprehensive income attributable to noncontrolling interests	317	280	614	407
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	—	26	—
Comprehensive income attributable to partners	$879	$355	$1,757	$718

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2018	$20,606	$(5)	$(42)	$10,291	$30,850
Distributions to partners	(799)	(1)	—	—	(800)
Distributions to noncontrolling interests	—	—	—	(425)	(425)
Capital contributions received from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	17	—	—	12	29
Net income, excluding amounts attributable to redeemable noncontrolling interests	869	1	—	297	1,167
Balance, March 31, 2019	20,693	(5)	(34)	10,408	31,062
Distributions to partners	(799)	(1)	—		(800)
Distributions to noncontrolling interests	—	—	—	(388)	(388)
Units issued	51	—	—	—	51
Capital contributions received from noncontrolling interests	—	—	—	66	66
Subsidiary units issued for cash	—	—	—	780	780
Other comprehensive loss, net of tax	—	—	1	—	1
Other, net	50	—	—	—	50
Net income, excluding amounts attributable to redeemable noncontrolling interests	877	1	—	317	1,195
Balance, June 30, 2019	$20,872	$(5)	$(33)	$11,183	$32,017

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Convertible Preferred Units	Common Unitholders	General Partner	Noncontrolling Interests	Total
Balance, December 31, 2017	$450	$(1,643)	$(3)	$31,176	$29,980
Distributions to partners	—	(265)	(1)	—	(266)
Distributions to noncontrolling interests	—	—	—	(893)	(893)
Distributions reinvested	58	(58)	—	—	—
Subsidiary units repurchased	(6)	(98)	—	80	(24)
Subsidiary units issued	—	1	—	19	20
Capital contributions received from noncontrolling interests	—	—	—	229	229
Other comprehensive income, net of tax	—	—	—	1	1
Cumulative effect adjustment due to change in accounting principle	—	—	—	(54)	(54)
Other, net	(4)	26	—	(23)	(1)
Net income	21	341	1	126	489
Balance, March 31, 2018	519	(1,696)	(3)	30,661	29,481
Distributions to partners	—	(265)	(1)	—	(266)
Distributions to noncontrolling interests	—	—	—	(900)	(900)
Distributions reinvested	57	(57)	—	—	—
Subsidiary units repurchased	(1)	(21)	—	22	—
Subsidiary units issued	—	—	—	469	469
Capital contributions received from noncontrolling interests	—	—	—	89	89
Other comprehensive income, net of tax	—	—	—	2	2
Acquisition of USAC	—	—	—	832	832
Series A Convertible Preferred Units conversion	(589)	589	—	—	—
Other, net	2	2	(1)	40	43
Net income	12	342	1	278	633
Balance, June 30, 2018	$—	$(1,106)	$(4)	$31,493	$30,383

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$2,388	$1,122
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	—	263
Depreciation, depletion and amortization	1,559	1,359
Deferred income taxes	138	71
Inventory valuation adjustments	(97)	(57)
Non-cash compensation expense	58	55
Impairment losses	50	—
Loss on extinguishments of debt	18	106
Distributions on unvested awards	(18)	(25)
Equity in earnings of unconsolidated affiliates	(142)	(171)
Distributions from unconsolidated affiliates	170	138
Other non-cash	44	(56)
Net change in operating assets and liabilities, net of effects of acquisitions	(274)	357
Net cash provided by operating activities	3,894	3,162
INVESTING ACTIVITIES
Cash proceeds from sale of noncontrolling interest in subsidiary	93	—
Cash proceeds from USAC acquisition, net of cash received	—	461
Cash paid for all other acquisitions, net of cash received	(7)	(143)
Capital expenditures, excluding allowance for equity funds used during construction	(2,818)	(3,539)
Contributions in aid of construction costs	41	60
Contributions to unconsolidated affiliates	(254)	(13)
Distributions from unconsolidated affiliates in excess of cumulative earnings	21	31
Proceeds from the sale of other assets	22	6
Other	(40)	—
Net cash used in investing activities	(2,942)	(3,137)
FINANCING ACTIVITIES
Proceeds from borrowings	16,463	16,702
Repayments of debt	(15,925)	(18,039)
Subsidiary units issued for cash	780	940
Capital contributions from noncontrolling interests	206	318
Distributions to partners	(1,549)	(532)
Distributions to noncontrolling interests	(813)	(1,793)
Subsidiary repurchases of common units	—	(24)
Debt issuance costs	(87)	(173)
Other, net	(1)	19
Net cash used in financing activities	(926)	(2,582)
DISCONTINUED OPERATIONS
Operating activities	—	(478)
Investing activities	—	3,207
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,740
Increase in cash and cash equivalents	26	183
Cash and cash equivalents, beginning of period	419	336
Cash and cash equivalents, end of period	$445	$519

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
In October 2018, we completed the merger of ETO with a wholly-owned subsidiary of ET in a unit-for-unit exchange (the “Energy Transfer Merger”). In connection with the transaction, ETO unitholders (other than ET and its subsidiaries) received 1.28 common units of ET for each common unit of ETO they owned. Following the closing of the Energy Transfer Merger, Energy Transfer Partners, L.P. was renamed Energy Transfer Operating, L.P. In addition, Energy Transfer Equity, L.P. was renamed Energy Transfer LP, and its common units began trading on the New York Stock Exchange under the “ET” ticker symbol on October 19, 2018.
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
Our financial statements reflect the following reportable segments:
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
Certain prior period amounts have also been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total equity.
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

Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows:

	Balance at December 31, 2018, as previously reported	Adjustments due to Topic 842 (Leases)	Balance at January 1, 2019
Assets:
Property, plant and equipment, net	$66,963	$(1)	$66,962
Lease right-of-use assets, net	—	889	889
Liabilities:
Operating lease current liabilities	$—	$71	$71
Accrued and other current liabilities	2,918	(1)	2,917
Current maturities of long-term debt	2,655	1	2,656
Long-term debt, less current maturities	43,373	6	43,379
Non-current operating lease liabilities	—	823	823
Other non-current liabilities	1,184	(12)	1,172
Additional disclosures related to lease accounting are included in Note 13.
Recent Accounting Pronouncements
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting guidance. The Partnership adopted this guidance in the first quarter of 2019, and the adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

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
In connection with the 7-Eleven Transaction, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, which were eliminated in consolidation. Sunoco LP received payments on trade receivables from 7-Eleven of $1.1 billion and $1.9 billion for the three and six months ended June 30, 2019, respectively, and $979 million and $1.6 billion for the three and six months ended June 30, 2018, respectively, subsequent to the closing of the sale.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of Sunoco LP’s retail divestment as discontinued operations.

There were no results of operations associated with discontinued operations for the three and six months ended June 30, 2019. The results of operations associated with discontinued operations for the three and six months ended ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
REVENUES	$—	$349

COSTS AND EXPENSES
Cost of products sold	—	305
Operating expenses	—	61
Selling, general and administrative	5	7
Total costs and expenses	5	373
OPERATING LOSS	(5)	(24)
Interest expense, net	—	2
Loss on extinguishment of debt and other	—	20
Other, net	38	61
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	(43)	(107)
Income tax expense (benefit)	(17)	156
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(26)	$(263)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO ET	$(1)	$(10)

3.	CASH AND CASH EQUIVALENTS
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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2019	2018
Accounts receivable	$(340)	$253
Accounts receivable from related companies	(1)	71
Inventories	(57)	350
Other current assets	30	(370)
Other non-current assets, net	(20)	69
Accounts payable	199	(600)
Accounts payable to related companies	(49)	(145)
Accrued and other current liabilities	(89)	495
Other non-current liabilities	(87)	1
Derivative assets and liabilities, net	140	233
Net change in operating assets and liabilities, net of effects of acquisitions	$(274)	$357

Non-cash activities are as follows:

	Six Months Ended June 30,
	2019	2018
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$714	$1,015
Losses from subsidiary common unit transactions	—	(125)
Lease assets obtained in exchange for new lease liabilities	15	—
NON-CASH FINANCING ACTIVITIES:
Distribution reinvestment	$51	$—
Conversion of Series A Convertible Preferred Units to common units	—	589

4.	INVENTORIES
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Natural gas, NGLs and refined products	$793	$833
Crude oil	622	506
Spare parts and other	417	338
Total inventories	$1,832	$1,677

We utilize commodity derivatives to manage price volatility associated with its natural gas inventories. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2019 were $49.93 billion and $46.51 billion, respectively. As of December 31, 2018, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.06 billion and $46.03 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2019, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$33	$33	$—
Fixed Swaps/Futures	35	35	—
Forward Physical Contracts	7	—	7
Power:
Forwards	40	—	40
Futures	7	7	—
NGLs – Forwards/Swaps	377	377	—
Refined Products – Futures	1	1	—
Crude – Forwards/Swaps	40	40	—
Corn - Forwards/Swaps	1	1	—
Total commodity derivatives	541	494	47
Other non-current assets	29	19	10
Total assets	$570	$513	$57
Liabilities:
Interest rate derivatives	$(354)	$—	$(354)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(42)	(42)	—
Swing Swaps IFERC	(2)	(1)	(1)
Fixed Swaps/Futures	(23)	(23)	—
Forward Physical Contracts	(3)	—	(3)
Power:
Forwards	(31)	—	(31)
Futures	(8)	(8)	—
NGLs – Forwards/Swaps	(409)	(409)	—
Refined Products – Futures	(4)	(4)	—
Crude – Forwards/Swaps	(1)	(1)	—
Total commodity derivatives	(523)	(488)	(35)
Total liabilities	$(877)	$(488)	$(389)

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$42	$42	$—
Swing Swaps IFERC	52	8	44
Fixed Swaps/Futures	97	97	—
Forward Physical Contracts	20	—	20
Power:
Forwards	48	—	48
Futures	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	291	291	—
Refined Products – Futures	7	7	—
Crude – Forwards/Swaps	1	1	—
Total commodity derivatives	560	448	112
Other non-current assets	26	17	9
Total assets	$586	$465	$121
Liabilities:
Interest rate derivatives	$(163)	$—	$(163)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(91)	(91)	—
Swing Swaps IFERC	(40)	—	(40)
Fixed Swaps/Futures	(88)	(88)	—
Forward Physical Contracts	(21)	—	(21)
Power:
Forwards	(42)	—	(42)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(224)	(224)	—
Refined Products – Futures	(15)	(15)	—
Crude – Forwards/Swaps	(61)	(61)	—
Total commodity derivatives	(583)	(480)	(103)
Total liabilities	$(746)	$(480)	$(266)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$1,208	$659	$2,388	$1,385
Less: Income from continuing operations attributable to noncontrolling interests	317	303	614	657
Less: Net income attributable to redeemable noncontrolling interests	13	—	26	—
Income from continuing operations, net of noncontrolling interests	878	356	1,748	728
Less: Series A Convertible Preferred Unitholders’ interest in income	—	12	—	33
Less: General Partner’s interest in income	1	1	2	2
Income from continuing operations available to Limited Partners	$877	$343	$1,746	$693
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	2,621.2	1,114.8	2,620.3	1,097.1
Basic income from continuing operations per Limited Partner unit	$0.33	$0.31	$0.67	$0.63
Basic income (loss) from discontinued operations per Limited Partner unit	$—	$—	$—	$(0.01)
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$877	$343	$1,746	$693
Dilutive effect of distributions to Series A Convertible Preferred Unitholders	—	12	—	33
Diluted income from continuing operations available to Limited Partners	$877	$355	$1,746	$726
Weighted average limited partner units	2,621.2	1,114.8	2,620.3	1,097.1
Dilutive effect of Series A Convertible Preferred Units	—	43.4	—	61.1
Dilutive effect of unvested unit awards	9.8	—	9.8	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,631.0	1,158.2	2,630.1	1,158.2
Diluted income from continuing operations per Limited Partner unit	$0.33	$0.31	$0.66	$0.63
Diluted income (loss) from discontinued operations per Limited Partner unit	$—	$—	$—	$(0.01)

7.	DEBT OBLIGATIONS
Parent Company Indebtedness
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

Subsidiary Indebtedness
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO (the “ET-ETO senior notes exchange”).  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and substantially all the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding as of June 30, 2019 were as follows:
•$52 million aggregate principal amount of 7.50% senior notes due 2020;
•$5 million aggregate principal amount of 4.25% senior notes due 2023;
•$23 million aggregate principal amount of 5.875% senior notes due 2024; and
•$44 million aggregate principal amount of 5.50% senior notes due 2027.
In connection with the exchange, ETO issued approximately $4.21 billion aggregate principal amount of the following senior notes:
•$1.14 billion aggregate principal amount of 7.50% senior notes due 2020;
•$995 million aggregate principal amount of 4.25% senior notes due 2023;
•$1.13 billion aggregate principal amount of 5.875% senior notes due 2024; and
•$956 million aggregate principal amount of 5.50% senior notes due 2027.
The senior notes were registered under the Securities Act of 1933 (as amended).  ETO may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
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
The senior notes were registered under the Securities Act of 1933 (as amended).  ETO may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
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

Panhandle Senior Notes Redemption
In June 2019, Panhandle’s $150 million aggregate principal amount of 8.125% senior notes matured and were repaid with borrowings under an affiliate loan agreement with ETO.
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
Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility. In July 2019, Sunoco LP completed an exchange of these notes for registered notes with substantially identical terms.
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
As of June 30, 2019, the ETO Five-Year Credit Facility had $2.37 billion of outstanding borrowings, $2.36 billion of which was commercial paper. The amount available for future borrowings was $2.56 billion after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 3.05%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of June 30, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of June 30, 2019, the Sunoco LP Credit Facility had $117 million of outstanding borrowings and $8 million in standby letters of credit. As of June 30, 2019, Sunoco LP had $1.38 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 4.41%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of June 30, 2019, the USAC Credit Facility had $363 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2019, USAC had $1.24 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $439 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 5.10%.

Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2019.

8.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of June 30, 2019 included (i) $477 million related to the USAC Preferred Units described below and (ii) $23 million related to noncontrolling interest holders in one of ETO’s consolidated subsidiaries that have the option to sell their interests to ETO.
USAC Preferred Units
In 2018, USAC issued 500,000 USAC Preferred Units in a private placement at a price of $1,000 per USAC Preferred Unit, for total gross proceeds of $500 million.
The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed.

9.	EQUITY
The change in ET Common Units during the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
Number of Common Units, beginning of period	2,619.4
Common Units issued in connection with the distribution reinvestment plan	3.4
Common Units issued under equity incentive plans and other	0.4
Number of Common Units, end of period	2,623.2

ET Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of June 30, 2019, there have been no sales of common units under the equity distribution agreement.
ET Repurchase Program
During the six months ended June 30, 2019, ET did not repurchase any ET common units under its current buyback program. As of June 30, 2019, $936 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the six months ended June 30, 2019, distributions of $51 million were reinvested under the distribution reinvestment program. As of June 30, 2019, a total of 37 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Subsidiary Equity Transactions
ETO Preferred Units
As of June 30, 2019 and December 31, 2018, ETO’s outstanding preferred units included 950,000 ETO Series A Preferred Units, 550,000 ETO Series B Preferred Units, 18,000,000 ETO Series C Preferred Units and 17,800,000 ETO Series D Preferred Units. As of June 30, 2019, ETO’s outstanding preferred units also included 32,000,000 ETO Series E Preferred Units.

ETO Series E Preferred Units Issuance
In April 2019, ETO issued 32 million of its 7.600% ETO Series E Preferred Units at a price of $25 per unit, including 4 million ETO Series E Preferred Units pursuant to the underwriters’ exercise of their option to purchase additional preferred units. The total gross proceeds from the ETO Series E Preferred Unit issuance were $800 million, including $100 million from the underwriters’ exercise of their option. The net proceeds were used to repay amounts outstanding under ETO’s Five-Year Credit Facility and for general partnership purposes.
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
Sunoco LP Equity Distribution Program
For the six months ended June 30, 2019, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of June 30, 2019, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Class B Conversion
On July 30, 2019, the 6,397,965 USAC Class B units held by the Partnership converted into 6,397,965 common units representing limited partner interests in USAC. These common units will participate in any future distributions declared by USAC.
USAC Distribution Reinvestment Program
During the six months ended June 30, 2019, distributions of $0.5 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 30,241 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050

ETO Cash Distributions
Distributions declared and/or paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E (2)
December 31, 2018	February 1, 2019	February 15, 2019	$31.25	$33.125	$0.4609	$0.4766	$—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766	—
June 30, 2019	August 1, 2019	August 15, 2019	31.25	33.125	0.4609	0.4766	0.5806

(1)    ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.
(2)    ETO Series E Preferred Unit distributions related to the period ended June 30, 2019 represent a prorated initial distribution.

Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255

USAC Cash Distributions
Distributions declared and/or paid by USAC subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	June 30, 2019	December 31, 2018
Available-for-sale securities	$10	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(38)	(48)
Investments in unconsolidated affiliates, net	—	9
Total AOCI, net of tax	$(33)	$(42)

10.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level.
ETC Sunoco historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with ETC Sunoco’s 2004 through 2011 years, ETC Sunoco filed amended returns with the Internal Revenue Service (“IRS”) excluding these government incentive payments from federal taxable income. The IRS denied the amended returns and ETC Sunoco petitioned the Court of Federal Claims (“CFC”) on this issue. In November 2016, the CFC ruled against ETC Sunoco, and the Federal Circuit affirmed the CFC’s ruling on November 1, 2018. ETC Sunoco filed a petition for rehearing with the Federal Circuit on December 17, 2018, and this was denied on January 24, 2019. ETC Sunoco filed a petition for writ of certiorari with the United States Supreme Court that was docketed on May 24, 2019, to review the Federal Circuit’s affirmation of the CFC’s ruling. The government filed its response to ETC Sunoco’s petition on July 24, 2019. The court will consider Sunoco’s petition at its Conference on October 1, 2019, and is likely to act on the petition within October 2019. If the court grants the petition, a decision would be expected by June 2020. The years before the court are 2004 through 2009, and 2010 through 2011 are on extension with the IRS. If ETC Sunoco is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was previously established for the full amount of the pending refund claims. Due to the timing of the litigation and the related reserve, the receivable and reserve for this issue have been netted in the balance sheets as of June 30, 2019 and December 31, 2018.

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
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company filed a cost and revenue study on May 6, 2019. On July 10, 2019, Southwest Gas Storage Company filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties.
In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. On July 22, 2019, Sea Robin filed an Offer of Settlement in this Section 4 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ROW expense	$6	$7	$12	$13

PES Refinery Fire and Bankruptcy
We own an approximately 7.4% non-operating interest in PES, which owns a refinery in Philadelphia. In addition, Sunoco LP has historically purchased refined products from PES. In June 2019, an explosion and fire occurred at the refinery complex.
On July 21, 2019 (the "Petition Date"), PES Holdings, LLC and seven of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have announced an intent to temporarily cease refinery operations.  The Debtors have also defaulted on a $75 million note payable to a subsidiary of the Partnership. The Partnership has not recorded a valuation allowance related to the note receivable as of June 30, 2019, because management is not yet able to determine the collectability of the note in bankruptcy.
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of June 30, 2019, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such claims, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” It may be necessary for the Partnership to record additional environmental remediation liabilities in the future; however, management is not currently able to estimate such additional liabilities.
Sunoco LP has been successful at acquiring alternative supplies to replace fuel volume lost from PES and does not anticipate any material impact to its business going forward. The impact of the bankruptcy on the Partnership’s commercial contracts and related revenue loss (temporary or permanent) is unknown at this time, as the Debtors have expressed an intent to rebuild the refinery with the proceeds of insurance claims while concurrently running a sale process for its assets and operations.
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
On March 19, 2018, the Court denied YST’s motion for partial summary judgment and instead granted judgment in favor of Dakota Access pipeline and the USACE on the claims raised in YST’s motion. The Court concluded that YST’s NHPA claims are moot because construction of the pipeline is complete and that the government’s review process did not violate NEPA or the various treaties cited by the YST.

On May 3, 2018, the Court ordered the USACE to file a status report by June 8, 2018 informing the Court when the USACE expects the remand process to be complete. On June 8, 2018, the USACE filed a status report stating that they would conclude the remand process by August 10, 2018. On August 7, 2018, the USACE informed the Court that they would need until August 31, 2018 to finish the remand process. On August 31, 2018, the USACE informed the Court that it had completed the remand process and that it had determined that the three issues remanded by the Court had been correctly decided. On October 1, 2018, the USACE produced a detailed remand analysis document supporting that determination. The Tribes and certain of the individuals sought leave of the Court to amend their complaints to challenge the remand process and the USACE’s decision on remand.
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
On May 8, 2019, the Court issued an order on Plaintiffs’ motion to complete the administrative record, requiring the parties to submit additional information so that the Court can determine what documents, if any, should be added to the record. Following submittal of additional information by the parties, the Court issued an order on June 11, 2019 that determined which documents were to be added to the record. The Court has set a briefing schedule for summary judgment motions. Plaintiffs’ motion for summary judgment is due by August 16, 2019 and defendants’ opposition and cross motions are due by October 9, 2019. Briefing is scheduled to conclude by November 20, 2019.
While we believe that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
MTBE Litigation
ETC Sunoco and Sunoco (R&M) (collectively, “Sunoco”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of June 30, 2019, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. (“SPMT”).
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

Regency Merger Litigation
Purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency-ETO merger (the “Regency Merger”). All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP LP, Regency GP LLC, ET, ETO, ETP GP, and the members of Regency’s board of directors (“Defendants”).
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith or fair to Regency. On March 29, 2016, the Delaware Court of Chancery granted Defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP LP and Regency GP LLC (the “Regency Defendants”). On March 6, 2018, the Regency Defendants filed their Answer to Plaintiff’s Verified Amended Class Action Complaint. On April 26, 2019, the Court of Chancery granted Dieckman’s unopposed motion for class certification. On May 14, 2019, the Regency Defendants filed a motion for summary judgment arguing that Dieckman’s claims fail because the Regency Defendants relied on the advice of their financial advisor in approving the Regency Merger. Also on May 14, 2019, Dieckman filed a motion for partial summary judgment arguing, among other things, that Regency’s conflicts committee was not properly formed. Trial is currently set for December 10-16, 2019.
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
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETO against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETO against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETO.  The jury also found that ETO owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETO and awarded ETO $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETO shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETO’s motion for rehearing to the Court of Appeals was denied. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. On June 28, 2019, the Texas Supreme Court granted ETO’s petition for review and set oral argument for October 8, 2019.
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
On December 1, 2017, the Court issued a Memorandum Opinion granting Williams’ motion to dismiss in part and denying Williams’ motion to dismiss in part. On April 16, 2018, the Court denied ET’s motion for re-argument of the Court decision granting Williams’ motion to dismiss in part. Discovery is ongoing, and a trial is expected in mid-2020.
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
Unitholder Litigation Relating to the Issuance
On April 12, 2016, two purported ET unitholders (the “Plaintiffs”) filed putative class action lawsuits against ET, LE GP, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon (collectively, the “Defendants”) in the Delaware Court of Chancery (the “Issuance Litigation”). Another purported ET unitholder, Chester County Employees’ Retirement Fund, later joined the Issuance Litigation.
The Plaintiffs allege that the Issuance breached various provisions of ET’s partnership agreement. The Plaintiffs sought, among other things, preliminary and permanent injunctive relief that (a) prevents ET from making distributions to holders of the Series A Convertible Preferred Units and (b) invalidates an amendment to ET’s partnership agreement that was adopted on March 8, 2016 as part of the Issuance.
On August 29, 2016, the Plaintiffs filed a consolidated amended complaint, and in addition to the injunctive relief described above, seek class-wide damages allegedly resulting from the Issuance.
The matter was tried in front of Vice Chancellor Glasscock on February 19-21, 2018. Post-trial arguments were heard on April 16, 2018. In a post-trial opinion dated May 17, 2018, the Court found that one provision of the Issuance breached ET’s partnership agreement but that this breach caused no damages. The Court denied Plaintiffs’ requests for injunctive relief and declined to award damages or any other form of relief. Plaintiffs subsequently filed a motion seeking $8.5 million in attorneys’ fees and expenses from the Defendants, which the Defendants opposed. On May 6, 2019, the Court entered an Order and Final Judgment consistent with its May 2018 post-trial opinion.  The Court ordered that Energy Transfer pay $4.5 million in attorneys’ fees and expenses and also granted Plaintiffs’ Motion for Class Certification.
On June 5, 2019, Plaintiffs filed a notice of appeal from, among other things, the May 17, 2018 Memorandum Opinion and the May 6, 2019 Order and Final Judgment. Plaintiffs’ opening brief is due on or before July 22, 2019.

The Defendants cannot predict the outcome of this appeal or any lawsuits that might be filed subsequent to the date of this filing; nor can Defendants predict the amount of time and expense that will be required to resolve this lawsuit. The Defendants believe that the Plaintiffs’ claims are without merit and intend to defend vigorously against them.
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
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Rover and other Defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other Defendants filed their replies on November 2, 2018. On March 13, 2019, the court granted Rover and the other Defendants’ motion to dismiss on all counts. On April 10, 2019, the Ohio EPA filed a notice of appeal. The Ohio EPA’s appeal is now pending before the Fifth District court of appeals and briefing is underway.
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
On August 14, 2018, Plaintiffs sought leave of court to amend their complaint to add an “as applied” challenge to the USACE’s application of the Louisiana Rapid Assessment Method to Bayou Bridge’s permits. Defendants’ filed motions in opposition on September 18, 2018. On September 18, 2018, Plaintiffs filed a motion for partial summary judgment on the issue of the

USACE’s analysis of the risks of an oil spill once the pipeline is in operation. On November 6, 2018, the court struck plaintiffs’ motion as premature.
At an October 2, 2018 scheduling conference, the USACE agreed to lodge the administrative record for Plaintiffs’ original complaint, which it has done. Challenges to the completeness of the record have been briefed and are currently pending before the court. At the October 18, 2018 conference, the court also scheduled summary judgment briefing on Plaintiffs’ original complaint; briefing is scheduled to conclude by the end of 2019.
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
On May 14, 2019, Judge Dick issued orders denying the outstanding record motions and Plaintiffs’ motion seeking reconsideration of the February 14, 2019 order.
On May 22, 2019, in a telephonic status conference, Judge Dick set a schedule for summary judgment briefing. Plaintiffs filed their motion for summary judgment on July 8, 2019 and defendants’ oppositions and cross-motions are due on August 9, 2019. Briefing is set to conclude by September 20, 2019.
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
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. On May 14, 2019, PADEP issued a Compliance Order related to impacts to streams and wetlands. The Partnership filed an appeal of the Streams and Wetlands Compliance Order on June 14, 2019. The Partnership continues to work through these issues with PADEP.
The Pennsylvania Office of Attorney General has commenced an investigation regarding the Incident. The scope of this investigation is currently unknown.

Chester County, Pennsylvania Investigation
In December 2018, the Chester County District Attorney sent a letter to the Partnership stating that it was investigating the Partnership and related entities for “potential crimes” related to the Mariner East pipelines.
Between April and May 2019, the Partnership was served with a total of twenty-three grand jury subpoenas seeking a variety of documents and records sought by the Chester County Investigation Grand Jury. While the Partnership will cooperate with the investigation, it intends to vigorously defend itself against these allegations.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (“Delaware County D.A.”) announced that the Delaware County D.A. and the Pennsylvania Attorney General’s Office, at the request of the Delaware County D.A., are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. The Partnership has not been appraised of the specific conduct under investigation. This investigation is ongoing. While the Partnership will cooperate with the investigation, it intends to vigorously defend itself against these allegations.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2019 and December 31, 2018, accruals of approximately $54 million and $55 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
On April 25, 2018, and as amended on April 30, 2018, State Senator Andrew Dinniman filed a Formal Complaint and Petition for Interim Emergency Relief (“Complaint”) against SPLP before the PUC. Specifically, the Complaint alleges that (i) the services and facilities provided by the Mariner East Pipeline (“ME1,” “ME2” or “ME2x”) in West Whiteland Township (“the Township”) are unreasonable, unsafe, inadequate, and insufficient for, among other reasons, selecting an improper and unsafe route through densely populated portions of the Township with homes, schools, and infrastructure and causing inadvertent returns and sinkholes during construction because of unstable geology in the Township; (ii) SPLP failed to warn the public of the dangers of the pipeline; (iii) the construction of ME2 and ME2x increases the risk of damage to the existing co-located ME1 pipeline; and (iv) ME1, ME2 and ME2x are not public utility facilities. Based on these allegations, Senator Dinniman’s Complaint seeks emergency relief by way of an order (i) prohibiting construction of ME2 and ME2x in the Township; (ii) prohibiting operation of ME1; (iii) in the alternative to (i) and (ii) prohibiting the construction of ME2 and ME2x and the operation of ME1 until SPLP fully assesses and the PUC approves the condition, adequacy, efficiency, safety, and reasonableness of those pipelines and the geology in which they sit; (iv) requiring SPLP to release to the public its written integrity management plan and risk analysis for these pipelines; and (v) finding that these pipelines are not public utility facilities. In short, the relief, if granted, would continue the suspension of operation of ME1 and suspend further construction of ME2 and ME2x in the Township.
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

SPLP is also required to provide an affidavit that the PADEP has issued appropriate approvals for construction of ME2 and ME2x in the Township before recommencing construction of ME2 and ME2x locations within the Township. SPLP submitted all necessary affidavits. On August 2, 2018, the PUC entered an Order lifting the stay of construction on ME2 and ME2x in the Township with respect to four of the eight areas within the Township where the necessary environmental permits had been issued. Subsequently, after PADEP’s issuance of permit modifications for two of the four remaining construction sites, the PUC lifted the construction stay on those two sites as well. Also on August 2, 2018, the PUC ratified its prior action by notational voting of certifying for interlocutory appeal to the Pennsylvania Commonwealth Court the legal issue of whether Senator Dinniman has standing to pursue this matter. Sunoco submitted a petition for permission to appeal on this issue of standing. Senator Dinniman and intervenors opposed that petition.
Briefing in the Commonwealth Court has been completed. On June 3, 2019, the Commonwealth Court heard argument on whether Senator Dinniman has standing. If the court finds that he does not, the case would likely be remanded to the PUC, the stay will be lifted and the injunction may be dissolved because the Complainant did not have standing to bring the case in the first instance.
On March 29, 2019, SPLP filed a supplemental affidavit with the PUC in accordance with the established procedure to request the PUC lift the stay of construction of ME2 for one of the remaining work locations in the Township – Shoen Road. That same day, Senator Dinniman filed a letter objecting to SPLP’s request, arguing the Commonwealth Court’s order staying all proceedings barred the PUC from issuing an approval to lift the stay of construction of ME2 at Shoen Road. SPLP filed a reply to Senator Dinniman’s letter on April 4, 2019 explaining that the Commonwealth Court’s order did not prevent the PUC from lifting the stay of construction of ME2 at Shoen Road. On April 25, 2019, the PUC issued an Opinion and Order that it lacked jurisdiction to lift the stay of construction of ME2 at Shoen Road in light of the Commonwealth Court’s order staying proceedings in the PUC. That same day, SPLP filed an Application for Expedited Clarification to the Commonwealth Court, which sought to clarify that the Commonwealth Court’s stay of proceedings does not prevent the PUC from issuing an approval to lift the stay of construction of ME2 at Shoen Road, or any of the other remaining work locations in the Township. Senator Dinniman’s response to SPLP’s application was filed on May 8, 2019, and oral argument was held on May 15, 2019. On May 20, 2019, the Commonwealth Court upheld the PUC Opinion that the PUC approval of work at Shoen Road remains stayed until the Commonwealth Court rules on the standing of Senator Dinniman.
No amounts have been recorded in our June 30, 2019 or December 31, 2018 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ on behalf of EPA and Louisiana Department of Environmental Quality (“LDEQ”) notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October

2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January 2015. In January 2019, a Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with DOJ and LDEQ for the three releases. Subsequently, the court approved the Consent Decree and the penalty payment of $5.4 million was satisfied. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees.
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
In October 2018, Pipeline Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly owned subsidiary of ET. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019. SPMT is currently awaiting response from PHMSA regarding the approval status of the submitted Remedial Work Plan.
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma.  The rupture occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC.  The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure.  SPLP is negotiating a settlement agreement with the OCC for a lesser penalty.
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

•
legacy sites related to ETC Sunoco that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that ETC Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.

•
ETC Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2019, ETC Sunoco had been named as a PRP at approximately 38 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. ETC Sunoco is usually one of a number of companies identified as a PRP at a site. ETC Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon ETC Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2019	December 31, 2018
Current	$46	$42
Non-current	278	295
Total environmental liabilities	$324	$337

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
During the three months ended June 30, 2019 and 2018, the Partnership recorded $9 million and $9 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2019 and 2018, the Partnership recorded $15 million and $15 million, respectively, of expenditures related to environmental cleanup programs.
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
Disaggregation of Revenue
The Partnership’s consolidated financial statements reflect eight reportable segments, which also represent the level at which the Partnership aggregates revenue for disclosure purposes. Note 16 depicts the disaggregation of revenue by segment.
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

The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as prepayments or deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2018	$392
Additions	300
Revenue recognized	(315)
Balance, June 30, 2019	$377

Balance, January 1, 2018	$215
Additions	216
Revenue recognized	(143)
Balance, June 30, 2018	$288
The balances of receivables from contracts with customers listed in the table below, all of which are attributable to Sunoco LP, include both current trade receivables and long-term receivables, net of allowance for doubtful accounts. The allowance for receivables represents Sunoco LP’s best estimate of the probable losses associated with potential customer defaults. Sunoco LP determines the allowance based on historical experience and on a specific identification basis.
The balances of Sunoco LP’s contract assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Contract balances:
Contract asset	$95	$75
Accounts receivable from contracts with customers	533	348

Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended June 30, 2019 and 2018 was $4 million and $3 million, respectively. The amount of amortization expense that Sunoco LP recognized for the six months ended June 30, 2019 and 2018 was $8 million and $6 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total expected contract consideration to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contacts, only the fixed component of the contracts are included in the table below.
As of June 30, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $40.79 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2019	$3,427	$5,091	$4,545	$27,729	$40,792

13.	LEASE ACCOUNTING
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or greater. The exercise of lease renewal options is typically at the sole discretion of the Partnership, and lease extensions are evaluated on a lease-by-lease basis. Leases containing early termination clauses typically require the agreement of both parties to the lease. At the inception of a lease, all renewal options reasonably certain to be exercised are considered when determining the lease term. Presently, the Partnership does not have leases that include options to purchase or automatic transfer of ownership of the leased property to the Partnership. The depreciable life of lease assets and leasehold improvements are limited by the expected lease term.
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

The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of June 30, 2019 were as follows:

June 30, 2019
Operating leases:
Lease right-of-use assets, net	$849
Operating lease current liabilities	59
Accrued and other current liabilities	1
Non-current operating lease liabilities	803
Finance leases:
Property, plant and equipment, net	$2
Lease right-of-use assets, net	4
Accrued and other current liabilities	1
Long-term debt, less current maturities	7
Other non-current liabilities	2

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs:
Operating lease cost	Cost of goods sold	$8	$16
Operating lease cost	Operating expenses	19	36
Operating lease cost	Selling, general and administrative	4	7
Total operating lease costs		31	59
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	1	2
Interest on lease liabilities	Interest expense, net of capitalized interest	—	—
Total finance lease costs		1	2
Short-term lease cost	Operating expenses	12	23
Variable lease cost	Operating expenses	5	8
Lease costs, gross		49	92
Less: Sublease income	Other revenue	12	23
Lease costs, net		$37	$69

The weighted average remaining lease terms and weighted average discount rates as of June 30, 2019 were as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	22
Finance leases	10
Weighted-average discount rate (%):
Operating leases	5%
Finance leases	8%

Cash flows and non-cash activity related to leases for the six months ended June 30, 2019 were as follows:

Six Months Ended June 30, 2019
Operating cash flows from operating leases	$(79)
Lease assets obtained in exchange for new lease liabilities	15

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019 (remainder)	$55	$1	$56
2020	93	2	95
2021	84	2	86
2022	71	1	72
2023	67	1	68
Thereafter	1,152	6	1,158
Total lease payments	1,522	13	1,535
Less: present value discount	659	3	662
Present value of lease liabilities	$863	$10	$873

Lessor Accounting
Sunoco LP leases or subleases a portion of its real estate portfolio to third-party companies as a stable source of long-term revenue. Sunoco LP’s lessor and sublease portfolio consists mainly of operating leases with convenience store operators. At this time, most lessor agreements contain five-year terms with renewal options to extend and early termination options based on established terms specific to the individual agreement.
Rental income included in other revenue in our consolidated statement of operations for the three and six months ended June 30, 2019 was $36 million and $72 million, respectively.
Future minimum operating lease payments receivable as of June 30, 2019 are as follows:

Lease Receivables
2019 (remainder)	$46
2020	72
2021	59
2022	53
2023	4
Thereafter	5
Total undiscounted cash flows	$239

14.	DERIVATIVE ASSETS AND LIABILITIES
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
We use futures, swaps and options to hedge the sales price of natural gas we retain for fees in our intrastate transportation and storage segment and operational gas sales in our interstate transportation and storage segment. These contracts are not designated as hedges for accounting purposes.
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

The following table details our outstanding commodity-related derivatives:

	June 30, 2019		December 31, 2018
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	13,038	2019-2020	16,845	2019-2020
Fixed Swaps/Futures	775	2019-2020	468	2019
Options – Puts	—	—	10,000	2019
Power (Megawatt):
Forwards	2,554,800	2019-2029	3,141,520	2019
Futures	1,095,558	2019-2021	56,656	2019-2021
Options – Puts	175,200	2019	18,400	2019
Options – Calls	317,600	2019-2020	284,800	2019
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(23,115)	2019-2022	(30,228)	2019-2021
Swing Swaps IFERC	8,480	2019-2020	54,158	2019-2020
Fixed Swaps/Futures	(3,505)	2019-2021	(1,068)	2019-2021
Forward Physical Contracts	(22,542)	2019-2021	(123,254)	2019-2020
NGLs (MBbls) – Forwards/Swaps	(1,612)	2019-2021	(2,135)	2019
Refined Products (MBbls) – Futures	(126)	2019-2021	(1,403)	2019
Crude (MBbls) – Forwards/Swaps	18,670	2019-2020	20,888	2019
Corn (thousand bushels)	(2,605)	2019	(1,920)	2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,703)	2019-2020	(17,445)	2019
Fixed Swaps/Futures	(31,703)	2019-2020	(17,445)	2019
Hedged Item – Inventory	31,703	2019-2020	17,445	2019

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$—	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$14	$—	$—	$(13)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	406	402	(438)	(397)
Commodity derivatives	121	158	(85)	(173)
Interest rate derivatives	—	—	(354)	(163)
	527	560	(877)	(733)
Total derivatives	$541	$560	$(877)	$(746)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(354)	$(163)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	121	158	(85)	(173)
Broker cleared derivative contracts	Other current assets (liabilities)	420	402	(438)	(410)
Total gross derivatives		541	560	(877)	(746)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(67)	(47)	67	47
Counterparty netting	Other current assets (liabilities)	(406)	(397)	406	397
Total net derivatives		$68	$116	$(404)	$(302)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or non-current depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$6	$—	$9

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(20)	$16	$(14)	$33
Commodity derivatives – Non-trading	Cost of products sold	(29)	(295)	(41)	(366)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(122)	20	(196)	72
Total		$(171)	$(259)	$(251)	$(261)

15.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from related companies	$136	$120	$245	$222
The following table summarizes the accounts receivable from related companies on our consolidated balance sheets:

	June 30, 2019	December 31, 2018
Accounts receivable from related companies:
FGT	$32	$25
Phillips 66	47	42
Other	32	44
Total accounts receivable from related companies	$111	$111

As of June 30, 2019 and December 31, 2018, accounts payable with unconsolidated affiliates in the Partnership’s consolidated balance sheets totaled $14 million and $59 million, respectively.

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
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on our proportionate ownership.

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$671	$761	$1,440	$1,578
Intersegment revenues	94	52	181	110
	765	813	1,621	1,688
Interstate transportation and storage:
Revenues from external customers	487	373	979	735
Intersegment revenues	6	5	12	8
	493	378	991	743
Midstream:
Revenues from external customers	337	594	1,000	1,034
Intersegment revenues	861	1,280	1,916	2,454
	1,198	1,874	2,916	3,488
NGL and refined products transportation and services:
Revenues from external customers	2,356	2,359	5,069	4,622
Intersegment revenues	256	209	574	492
	2,612	2,568	5,643	5,114
Crude oil transportation and services:
Revenues from external customers	5,012	4,789	9,179	8,520
Intersegment revenues	34	14	53	28
	5,046	4,803	9,232	8,548
Investment in Sunoco LP:
Revenues from external customers	4,474	4,606	8,166	8,354
Intersegment revenues	1	1	1	2
	4,475	4,607	8,167	8,356
Investment in USAC:
Revenues from external customers	169	165	336	165
Intersegment revenues	5	2	9	2
	174	167	345	167
All other:
Revenues from external customers	371	471	829	992
Intersegment revenues	20	31	59	81
	391	502	888	1,073
Eliminations	(1,277)	(1,594)	(2,805)	(3,177)
Total revenues	$13,877	$14,118	$26,998	$26,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Intrastate transportation and storage	$290	$208	$542	$400
Interstate transportation and storage	460	375	916	741
Midstream	412	414	794	791
NGL and refined products transportation and services	644	461	1,256	912
Crude oil transportation and services	751	548	1,557	1,012
Investment in Sunoco LP	152	140	305	249
Investment in USAC	105	95	206	95
All other	10	21	45	64
Total	2,824	2,262	5,621	4,264
Depreciation, depletion and amortization	(785)	(694)	(1,559)	(1,359)
Interest expense, net of interest capitalized	(578)	(510)	(1,168)	(976)
Impairment losses	—	—	(50)	—
Gains (losses) on interest rate derivatives	(122)	20	(196)	72
Non-cash compensation expense	(29)	(32)	(58)	(55)
Unrealized gains (losses) on commodity risk management activities	(23)	(265)	26	(352)
Losses on extinguishments of debt	—	—	(18)	(106)
Inventory valuation adjustments	4	32	97	57
Adjusted EBITDA related to unconsolidated affiliates	(163)	(168)	(309)	(324)
Equity in earnings of unconsolidated affiliates	77	92	142	171
Adjusted EBITDA related to discontinued operations	—	5	—	25
Other, net	37	(15)	20	26
Income from continuing operations before income tax expense	1,242	727	2,548	1,443
Income tax expense from continuing operations	(34)	(68)	(160)	(58)
Income from continuing operations	1,208	659	2,388	1,385
Loss from discontinued operations, net of income taxes	—	(26)	—	(263)
Net income	$1,208	$633	$2,388	$1,122

	June 30, 2019	December 31, 2018
Assets:
Intrastate transportation and storage	$6,159	$6,365
Interstate transportation and storage	15,606	15,081
Midstream	19,866	19,745
NGL and refined products transportation and services	19,409	18,267
Crude oil transportation and services	18,790	18,022
Investment in Sunoco LP	5,470	4,879
Investment in USAC	3,760	3,775
All other and eliminations	1,752	2,112
Total assets	$90,812	$88,246

17.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Following are the financial statements of the Parent Company, which are included to provide additional information with respect to the Parent Company’s financial position, results of operations and cash flows on a stand-alone basis:
BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable from related companies	—	65
Other current assets	—	1
Total current assets	1	68
Property, plant and equipment, net	23	23
Advances to and investments in unconsolidated affiliates	25,411	26,581
Total assets	$25,435	$26,672
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$2
Accounts payable to related companies	58	65
Interest payable	1	76
Accrued and other current liabilities	1	3
Total current liabilities	60	146
Long-term debt, less current maturities	124	5,519
Long-term notes payable – related companies	4,416	445
Other non-current liabilities	1	3
Commitments and contingencies
Partners’ capital
Limited Partners:
Common Unitholders	20,872	20,606
General Partner	(5)	(5)
Accumulated other comprehensive loss	(33)	(42)
Total partners’ capital	20,834	20,559
Total liabilities and partners’ capital	$25,435	$26,672

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	$(5)	$(9)	$(6)	$(11)
OTHER INCOME (EXPENSE):
Interest expense, net	—	(90)	(63)	(176)
Interest expense, net – related company	(67)	—	(88)	—
Equity in earnings of unconsolidated affiliates	949	454	1,917	902
Losses on extinguishments of debt	—	—	(16)	—
Other, net	—	—	3	3
INCOME BEFORE INCOME TAXES	877	355	1,747	718
Income tax benefit	(1)	—	(1)	—
NET INCOME	878	355	1,748	718
Series A Convertible Preferred Unitholders’ interest in income	—	12	—	33
General Partner’s interest in net income	1	1	2	2
Limited Partners’ interest in net income	$877	$342	$1,746	$683

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$2,948	$626
INVESTING ACTIVITIES
Contributions to unconsolidated affiliate	—	(250)
Sunoco LP Series A Preferred Units redemption	—	303
Net cash provided by investing activities	—	53
FINANCING ACTIVITIES
Proceeds from borrowings	—	355
Principal payments on debt	(1,220)	(587)
Proceeds from (payments to) affiliate	(180)	85
Distributions to partners	(1,549)	(532)
Net cash used in financing activities	(2,949)	(679)
CHANGE IN CASH AND CASH EQUIVALENTS	(1)	—
CASH AND CASH EQUIVALENTS, beginning of period	2	1
CASH AND CASH EQUIVALENTS, end of period	$1	$1

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

RECENT DEVELOPMENTS
J.C. Nolan
On July 1, 2019, ETO entered into a joint venture with Sunoco LP, under which ETO will operate a pipeline that will transport diesel fuel from Hebert, Texas to a terminal near Midland, Texas on behalf of the joint venture. The diesel fuel pipeline will have an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019.
ETO Series E Preferred Units Issuance
In April 2019, ETO issued 32 million of its 7.600% ETO Series E Preferred Units at a price of $25 per unit, including 4 million ETO Series E Preferred Units pursuant to the underwriters’ exercise of their option to purchase additional preferred units. The total gross proceeds from the ETO Series E Preferred Unit issuance were $800 million, including $100 million from the underwriters’ exercise of their option. The net proceeds were used to repay amounts outstanding under ETO’s Five-Year Credit Facility and for general partnership purposes.
ET-ETO Senior Notes Exchange
In March 2019, ETO issued approximately $4.21 billion aggregate principal amount of senior notes to settle and exchange approximately 97% of ET’s outstanding senior notes. In connection with this exchange, ETO issued $1.14 billion aggregate principal amount of 7.50% senior notes due 2020, $995 million aggregate principal amount of 4.25% senior notes due 2023, $1.13 billion aggregate principal amount of 5.875% senior notes due 2024 and $956 million aggregate principal amount of 5.50% senior notes due 2027.
ETO Senior Notes Offering and Redemption
In January 2019, ETO issued $750 million aggregate principal amount of 4.50% senior notes due 2024, $1.50 billion aggregate principal amount of 5.25% senior notes due 2029 and $1.75 billion aggregate principal amount of 6.25% senior notes due 2049. The $3.96 billion net proceeds from the offering were used to repay in full ET’s outstanding senior secured term loan, to redeem outstanding senior notes at maturity, to repay a portion of the borrowings under ETO’s revolving credit facility and for general partnership purposes.
Panhandle Senior Notes Redemption
In June 2019, Panhandle’s $150 million aggregate principal amount of 8.125% senior notes matured and were repaid with borrowings under an affiliate loan agreement with ETO.
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
Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility. In July 2019, Sunoco LP completed an exchange of these notes for registered notes with substantially identical terms.
USAC Senior Notes Offering
In March 2019, USAC issued $750 million aggregate principal amount of 6.875% senior unsecured notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of USAC’s existing borrowings under its credit facility and for general partnership purposes.
Quarterly Cash Distribution
In July 2019, ET announced its quarterly distribution of 0.3050 per unit ($1.22 annualized) on ET common units for the quarter ended June 30, 2019.

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
Also included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options to address changes to the pipeline’s revenue requirements as a result of the tax reductions: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates to reflect the reduced tax rates, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018, and Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019.  An initial decision is expected to be issued in the first quarter of 2020. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas Storage Company’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas Storage Company are just and reasonable and set the matter for hearing.  Southwest Gas Storage Company filed a cost and revenue study on May 6, 2019.  On July 10, 2019, Southwest Gas Storage Company filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. Sea Robin Pipeline Company filed a Section 4 rate case on November 30, 2018.  A procedural schedule was ordered with a hearing date in the 4th quarter of 2019.  Sea Robin Pipeline Company has reached a settlement of this proceeding, with a settlement filed July 22, 2019, pending further action by the Commission.
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
Interstate Common Carrier Regulation
The FERC utilizes an indexing rate methodology which allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index, or PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23 percent. Many existing pipelines utilize the FERC index to change transportation rates every year. Most of the adjustments are effective July 1 of each year. With respect to common carrier pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Act on Page 700 of FERC Form No. 6. This information will be used by the FERC in its next five year review of the pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Act in the determination of indexed rates prospectively, effective July 1, 2021. The FERC’s establishment of a just and reasonable rate, including the determination of the appropriate pipeline index, is based on many components, and tax related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect the FERC’s determination of the appropriate pipeline index. Accordingly, depending on the FERC’s application of its indexing rate methodology for the next five year term of index rates, the Revised Policy Statement and tax effects related to the Tax Act may impact our revenues associated with any transportation services we may provide pursuant to cost of service based rates in the future, including indexed rates.
Results of Operations
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on our proportionate ownership.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$290	$208	$82	$542	$400	$142
Interstate transportation and storage	460	375	85	916	741	175
Midstream	412	414	(2)	794	791	3
NGL and refined products transportation and services	644	461	183	1,256	912	344
Crude oil transportation and services	751	548	203	1,557	1,012	545
Investment in Sunoco LP	152	140	12	305	249	56
Investment in USAC	105	95	10	206	95	111
All other	10	21	(11)	45	64	(19)
Total	2,824	2,262	562	5,621	4,264	1,357
Depreciation, depletion and amortization	(785)	(694)	(91)	(1,559)	(1,359)	(200)
Interest expense, net of interest capitalized	(578)	(510)	(68)	(1,168)	(976)	(192)
Impairment losses	—	—	—	(50)	—	(50)
Gains (losses) on interest rate derivatives	(122)	20	(142)	(196)	72	(268)
Non-cash compensation expense	(29)	(32)	3	(58)	(55)	(3)
Unrealized gains (losses) on commodity risk management activities	(23)	(265)	242	26	(352)	378
Losses on extinguishments of debt	—	—	—	(18)	(106)	88
Inventory valuation adjustments	4	32	(28)	97	57	40
Adjusted EBITDA related to unconsolidated affiliates	(163)	(168)	5	(309)	(324)	15
Equity in earnings of unconsolidated affiliates	77	92	(15)	142	171	(29)
Adjusted EBITDA related to discontinued operations	—	5	(5)	—	25	(25)
Other, net	37	(15)	52	20	26	(6)
Income from continuing operations before income tax expense	1,242	727	515	2,548	1,443	1,105
Income tax expense from continuing operations	(34)	(68)	34	(160)	(58)	(102)
Income from continuing operations	1,208	659	549	2,388	1,385	1,003
Loss from discontinued operations, net of income taxes	—	(26)	26	—	(263)	263
Net income	$1,208	$633	$575	$2,388	$1,122	$1,266
See the detailed discussion of Segment Adjusted EBITDA in “Segment Operating Results” below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2019 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service. For the six months ended June 30, 2019, depreciation, depletion and amortization also increased due to the acquisition of USAC on April 2, 2018.

Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, for the three and six months ended June 30, 2019 increased primarily due to the following:

•
increases of $54 million and $141 million, respectively, recognized by the Partnership (excluding Sunoco LP and USAC, which are discussed below) primarily due to to increases in ETO’s long-term debt. The increases also reflect higher interest rates on floating rate borrowings, as well as the impact of reductions of $31 million and $67 million, respectively, in capitalized interest due to the completion of major projects in 2018;

•
an increase of $7 million for the three months ended June 30, 2019 recognized by USAC primarily due to its senior notes issuance in March 2019 and an increase of $36 million for the six months ended June 30, 2019 primarily due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC; and

•	increases of $7 million and $15 million, respectively, recognized by Sunoco LP primarily related to an increase in Sunoco LP’s total long-term debt.
Impairment Losses. For the six months ended ended June 30, 2019, Sunoco LP recognized an asset impairment of $47 million on assets held for sale related to its Fulton, New York ethanol plant, and USAC recognized an asset impairment of $3 million related to certain compression equipment. There was no impairment for the three months ended June 30, 2019.
Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2019 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. Losses on extinguishments of debt for the six months ended June 30, 2018 resulted from Sunoco LP’s senior note and term loan redemption in January 2018.
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
Income Tax Expense. For the three months ended June 30, 2019 compared to the same period in the prior year, income tax expense decreased due to higher state tax expense in the prior period. For the six months ended June 30, 2019 compared to the same period last year, income tax expense increased primarily due to an increase in income before tax expense at our corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$39	$33	$6	$71	$60	$11
FEP	14	13	1	28	27	1
MEP	7	8	(1)	14	17	(3)
Other	17	38	(21)	29	67	(38)
Total equity in earnings of unconsolidated affiliates	$77	$92	$(15)	$142	$171	$(29)

Adjusted EBITDA related to unconsolidated affiliates (1):
Citrus	$87	$85	$2	$168	$160	$8
FEP	18	18	—	37	37	—
MEP	20	20	—	39	42	(3)
Other	38	45	(7)	65	85	(20)
Total Adjusted EBITDA related to unconsolidated affiliates	$163	$168	$(5)	$309	$324	$(15)

Distributions received from unconsolidated affiliates:
Citrus	$39	$27	$12	$74	$73	$1
FEP	16	15	1	33	32	1
MEP	15	18	(3)	26	31	(5)
Other	42	21	21	58	42	16
Total distributions received from unconsolidated affiliates	$112	$81	$31	$191	$178	$13

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
Following is a reconciliation of our segment margin to operating income, as reported in the Partnership’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment margin:
Intrastate transportation and storage	$365	$267	$649	$438
Interstate transportation and storage	493	378	991	743
Midstream	614	593	1,191	1,146
NGL and refined products transportation and services	764	587	1,469	1,187
Crude oil transportation and services	909	442	1,995	1,010
Investment in Sunoco LP	269	310	639	606
Investment in USAC	150	147	299	147
All other	48	57	90	152
Intersegment eliminations	(37)	(6)	(42)	(17)
Total segment margin	3,575	2,775	7,281	5,412

Less:
Operating expenses	792	772	1,600	1,496
Depreciation, depletion and amortization	785	694	1,559	1,359
Selling, general and administrative	179	183	326	331
Impairment losses	—	—	50	—
Operating income	$1,819	$1,126	$3,746	$2,226

Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Natural gas transported (BBtu/d)	12,115	10,327	1,788	12,049	9,802	2,247
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	—	17,703	(17,703)
Revenues	$765	$813	$(48)	$1,621	$1,688	$(67)
Cost of products sold	400	546	(146)	972	1,250	(278)
Segment margin	365	267	98	649	438	211
Unrealized (gains) losses on commodity risk management activities	(26)	(8)	(18)	(16)	45	(61)
Operating expenses, excluding non-cash compensation expense	(47)	(51)	4	(89)	(90)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(7)	—	(13)	(13)	—
Adjusted EBITDA related to unconsolidated affiliates	5	7	(2)	11	20	(9)
Segment Adjusted EBITDA	$290	$208	$82	$542	$400	$142
Volumes. For the three months ended June 30, 2019 compared to the same period last year, transported volumes increased primarily due to the impact of the Red Bluff Express pipeline coming online in May 2018, as well as the impact of favorable market pricing spreads.
For the six months ended compared to the same period last year, transported volumes increased primarily due to the impact of reflecting RIGS as a consolidated subsidiary beginning in April 2018 and the impact of the Red Bluff Express pipeline coming online in May 2018, as well as the impact of favorable market pricing spreads.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Transportation fees	$148	$134	$14	$302	$251	$51
Natural gas sales and other (excluding unrealized gains and losses)	173	108	65	293	199	94
Retained fuel revenues (excluding unrealized gains and losses)	12	13	(1)	23	26	(3)
Storage margin (excluding unrealized gains and losses)	6	4	2	15	7	8
Unrealized gains (losses) on commodity risk management activities	26	8	18	16	(45)	61
Total segment margin	$365	$267	$98	$649	$438	$211
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $65 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity; and

•	an increase of $14 million in transportation fees primarily due to new contracts, as well as the impact of the Red Bluff Express pipeline coming online in May 2018.

Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $94 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity;

•
an increase of $27 million in transportation fees, excluding the impact of consolidating RIGS as discussed below, primarily due to new contracts, as well as the impact of the Red Bluff Express pipeline coming online in May 2018;

•
a net increase of $11 million due to the consolidation of RIGS beginning in April 2018, resulting in increases in transportation fees, retained fuel revenues and operating expenses of $24 million, $2 million, and $6 million, respectively, and a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates; and

•	an increase of $8 million in realized storage margin primarily due to a $7 million increase in realized derivative gains and a $1 million increase in storage fees; partially offset by

•	a decrease of $3 million in retained fuel revenues primarily due to lower natural gas pricing.
Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Natural gas transported (BBtu/d)	10,825	8,707	2,118	11,177	8,457	2,720
Natural gas sold (BBtu/d)	17	17	—	18	17	1
Revenues	$493	$378	$115	$991	$743	$248
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(138)	(110)	(28)	(284)	(209)	(75)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(18)	(17)	(1)	(32)	(35)	3
Adjusted EBITDA related to unconsolidated affiliates	125	123	2	244	239	5
Other	(2)	1	(3)	(3)	3	(6)
Segment Adjusted EBITDA	$460	$375	$85	$916	$741	$175
Volumes. For the three months ended June 30, 2019 compared to the same period last year, transported volumes reflected an increase of 2,118 BBtu/d as a result of the following: the Rover pipeline being placed fully in-service in November 2018; production increases in the Haynesville Shale and deliveries to intrastate markets resulting in increased deliveries off of our Tiger pipeline; and increased utilization of higher contracted capacity on the Panhandle and Trunkline pipelines.
For the six months ended June 30, 2019 compared to the same period last year, transported volumes reflected an increase of 2,720 BBtu/d as a result of the following: the Rover pipeline being placed fully in-service in November 2018; production increases in the Haynesville Shale and deliveries to intrastate markets resulting in increased deliveries off of our Tiger pipeline; increased utilization of higher contracted capacity on the Panhandle and Trunkline pipelines; fewer supply interruptions due to maintenance performed on third-party production assets connected to our Sea Robin pipeline; and higher utilization of our Transwestern pipeline system due to improved market conditions primarily for transportation from West Texas to Southern California markets.
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $69 million from placing the Rover pipeline fully in-service, resulting in an increase of $101 million in revenues, partially offset by an increase of $32 million in operating expenses;

•	increases of $5 million and $3 million from higher utilization of our Transwestern and Trunkline pipeline systems, respectively;

•	an increase of $3 million for additional gas processing revenues on our Panhandle system;

•	an increase of $3 million from additional volume delivered from our Sea Robin pipeline as a result of fewer third-party supply interruptions; and

•	an increase of $2 million in Adjusted EBITDA from unconsolidated affiliates primarily due to new fixed transportation contracts on Citrus.
Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $129 million from placing the Rover pipeline fully in-service, resulting in an increase of $208 million in revenues, partially offset by an increase of $79 million in operating expenses;

•	an increase of $18 million from the Transwestern pipeline due to higher utilization as a result of more favorable market conditions;

•	an increase of $11 million on the Panhandle pipeline system primarily from additional gas processing revenues;

•	an increase of $7 million from additional volume delivered from the Sea Robin pipeline as a result of fewer third-party supply interruptions compared to the prior period;

•	increases of $4 million and $4 million from higher utilization of the Tiger and Trunkline pipeline systems, respectively; and

•	an increase of $5 million in Adjusted EBITDA from unconsolidated affiliates primarily due to new fixed transportation contracts on Citrus; partially offset by

•
a decrease of $6 million in other Adjusted EBITDA, including a $2 million decrease due to higher project-related expenses and a decrease of $1 million due to insurance reimbursements recovered in the prior period.

Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Gathered volumes (BBtu/d)	13,148	11,576	1,572	12,934	11,442	1,492
NGLs produced (MBbls/d)	565	513	52	564	508	56
Equity NGLs (MBbls/d)	30	31	(1)	33	30	3
Revenues	$1,198	$1,874	$(676)	$2,916	$3,488	$(572)
Cost of products sold	584	1,281	(697)	1,725	2,342	(617)
Segment margin	614	593	21	1,191	1,146	45
Operating expenses, excluding non-cash compensation expense	(189)	(169)	(20)	(372)	(333)	(39)
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(20)	(3)	(42)	(40)	(2)
Adjusted EBITDA related to unconsolidated affiliates	9	9	—	15	16	(1)
Other	1	1	—	2	2	—
Segment Adjusted EBITDA	$412	$414	$(2)	$794	$791	$3
Volumes. For the three and six months ended June 30, 2019 compared to the same periods last year, gathered volumes and NGL production increased primarily due to increases in the Northeast, North Texas, South Texas, Permian and Ark-La-Tex regions, partially offset by smaller declines in the Mid-Continent/Panhandle regions.

Segment Margin. The table below presents the components of our midstream segment margin.  For the prior periods included in the table below, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect the reclassification of certain contractual minimum fees, in order to conform to the current period classification.  For the three and six months ended June 30, 2018, a total of $2 million and $6 million, respectively, was reclassified from fee-based margin to non-fee-based margin.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Gathering and processing fee-based revenues	$502	$451	$51	$976	$868	$108
Non-fee-based contracts and processing	112	142	(30)	215	278	(63)
Total segment margin	$614	$593	$21	$1,191	$1,146	$45
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased slightly due to the net effects of the following:

•
a decrease of $30 million in non-fee-based margin due to lower NGL prices of $35 million and lower gas prices of $15 million, partially offset by the impact of increased throughput volume in the Permian region of $20 million;

•	an increase of $20 million in operating expenses due to an increase of $10 million in outside services, $7 million in maintenance project costs, and $3 million in employee costs; and

•	an increase of $3 million in selling, general and administrative expenses due to an increase in allocated overhead and an insurance payment received in the second quarter of 2018; partially offset by

•
an increase of $51 million in fee-based margin due to volume growth in the Northeast, Permian, Ark-La-Tex, North Texas and South Texas regions, offset by declines in the Mid-Continent/Panhandle regions.

Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net effects of the following:

•
an increase of $108 million in fee-based margin due to volume growth in the Northeast, Permian, Ark-La-Tex, North Texas and South Texas regions, offset by declines in the Mid-Continent/Panhandle regions; partially offset by

•
a decrease of $63 million in non-fee-based margin due to lower NGL prices of $72 million and lower gas prices of $23 million, partially offset by the impact of increased throughput volume in the North Texas, South Texas and Permian regions of $32 million;

•
an increase of $39 million in operating expenses due to increases of $20 million in outside services, $7 million in maintenance project costs, $7 million in employee costs; and $5 million in office and materials expenses; and

•	an increase of $2 million in selling, general and administrative expenses due to an insurance payment received in the second quarter of 2018.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
NGL transportation volumes (MBbls/d)	1,305	967	338	1,241	951	290
Refined products transportation volumes (MBbls/d)	628	637	(9)	623	629	(6)
NGL and refined products terminal volumes (MBbls/d)	988	789	199	938	746	192
NGL fractionation volumes (MBbls/d)	701	473	228	690	473	217
Revenues	$2,612	$2,568	$44	$5,643	$5,114	$529
Cost of products sold	1,848	1,981	(133)	4,174	3,927	247
Segment margin	764	587	177	1,469	1,187	282
Unrealized losses on commodity risk management activities	39	13	26	96	—	96
Operating expenses, excluding non-cash compensation expense	(155)	(141)	(14)	(304)	(280)	(24)
Selling, general and administrative expenses, excluding non-cash compensation expense	(26)	(17)	(9)	(45)	(35)	(10)
Adjusted EBITDA related to unconsolidated affiliates	21	19	2	39	40	(1)
Other	1	—	1	1	—	1
Segment Adjusted EBITDA	$644	$461	$183	$1,256	$912	$344
Volumes. For the three and six months ended June 30, 2019 compared to the same periods last year, NGL transportation volumes increased as a result of placing Mariner East 2 pipeline in service and higher throughput volumes on our Texas NGL pipeline system resulting primarily from increased production in the Permian and North Texas regions.
Refined products transportation volumes decreased slightly for the three and six months ended June 30, 2019 compared to the same periods last year primarily due to refinery turnarounds in the Northeast and Midwest regions.
NGL and refined products terminal volumes increased for the three and six months ended June 30, 2019 compared to the same periods last year primarily at Marcus Hook due to the initiation of service on our Mariner East 2 pipeline which commenced operations in the fourth quarter of 2018, an increase in volumes loaded at our Nederland terminal due to increased export demand and higher throughput volumes at our refined product terminals in the Northeast.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three and six months ended June 30, 2019 compared to the same periods last year primarily due to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Transportation margin	$422	$290	$132	$785	$556	$229
Fractionators and refinery services margin	174	128	46	360	262	98
Terminal services margin	146	91	55	263	185	78
Storage margin	53	48	5	109	104	5
Marketing margin	8	43	(35)	48	80	(32)
Unrealized losses on commodity risk management activities	(39)	(13)	(26)	(96)	—	(96)
Total segment margin	$764	$587	$177	$1,469	$1,187	$282
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $132 million in transportation margin primarily due to a $67 million increase resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $55 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $7 million increase due to higher throughput volumes received from the Barnett region and a $3 million increase due to higher throughput volumes received from the Eagle Ford region;

•
an increase of $55 million in terminal services margin primarily due to a $51 million increase at Marcus Hook resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018 and a $3 million increase due to higher throughput at our refined product terminals in the Northeast;

•
an increase of $46 million in fractionation and refinery services margin primarily due to a $50 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a $3 million decrease primarily resulting from a reclassification between our fractionation and storage margins; and

•
an increase of $5 million in storage margin primarily due to a $3 million increase resulting from a reclassification between our storage and fractionation margins and a $2 million increase from throughput pipeline fees collected at our Mont Belvieu storage facility; partially offset by

•
a decrease of $35 million in marketing margin primarily due to a decrease of $16 million from the write down of the value of stored NGL inventory, as well as lower optimization gains due to less favorable market conditions;

•
an increase of $14 million in operating expenses primarily due to a $4 million increase resulting from to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, an aggregate increase of $7 million in ad valorem and employee expenses on our terminal and fractionation assets, and a $2 million increase in allocated costs; and

•
an increase of $9 million in selling, general and administrative expenses primarily due to a $4 million increase in allocated overhead costs, a $2 million increase in legal fees, a $1 million increase in employee costs and a $1 million increase in insurance expenses.

Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $229 million in transportation margin primarily due to a $123 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $93 million increase due to the the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $14 million increase due to higher throughput volumes from the Barnett region and a $7 million increase due to higher throughput from the Eagle Ford region. These increases were partially offset by a decrease resulting from Mariner East 1 system downtime;

•
an increase of $98 million in fractionation and refinery services margin primarily due to a $109 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. The increase was partially offset by a $7 million decrease resulting from a reclassification between our fractionation and storage margins and a $5 million decrease in refinery services margin primarily due to lower pricing spreads;

•
an increase $78 million in terminal services margin primarily due to a $73 million increase due to the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018 and a $5 million increase due to higher throughput at our refined product terminals in the Northeast; and

•
an increase of $5 million in storage margin primarily due to a $7 million increase resulting from a reclassification between our fractionation and storage margins. This increase was partially offset by a $2 million decrease from the expiration of and amendments to various refined products storage contracts; partially offset by

•	a decrease of $32 million in marketing margin primarily due to the write-down of the value of stored NGL inventory, as well lower optimization gains due to less favorable market conditions;

•
an increase of $24 million in operating expenses primarily due to a $5 million increase in costs to operate our fractionators due to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and an aggregate increase of $13 million in ad valorem and employee expenses on our terminal and fractionation assets, and a $3 million increase in product losses and a $2 million increase in materials purchased; and

•
an increase of $10 million in selling, general and administrative expenses primarily due to a $3 million increase in allocated overhead costs, a $3 million increase in legal fees, a $2 million increase in insurance expenses and a $2 million increase in employee costs.

Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Crude transportation volumes (MBbls/d)	4,728	4,242	486	4,626	4,036	590
Crude terminals volumes (MBbls/d)	2,383	2,103	280	2,235	2,022	213
Revenues	$5,046	$4,803	$243	$9,232	$8,548	$684
Cost of products sold	4,137	4,361	(224)	7,237	7,538	(301)
Segment margin	909	442	467	1,995	1,010	985
Unrealized (gains) losses on commodity risk management activities	11	262	(251)	(98)	305	(403)
Operating expenses, excluding non-cash compensation expense	(150)	(144)	(6)	(300)	(271)	(29)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(20)	—	(40)	(42)	2
Adjusted EBITDA related to unconsolidated affiliates	1	8	(7)	(1)	10	(11)
Other	—	—	—	1	—	1
Segment Adjusted EBITDA	$751	$548	$203	$1,557	$1,012	$545
Volumes. For the three and six months ended June 30, 2019 compared to the same periods last year, crude transportation and terminal volumes benefited from an increase in barrels through our existing Texas pipelines and our Bakken pipeline.

Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $216 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $142 million increase from higher throughput on our Texas crude pipeline system primarily due to increased production from the Permian region, a $75 million increase from higher throughput on the Bakken pipeline, and a $9 million increase from higher throughput, ship loading and tank rental fees at our Nederland terminal; partially offset by a $10 million decrease (excluding a net change of $251 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from non-cash inventory valuation adjustments; partially offset by

•
an increase of $6 million in operating expenses primarily due to a $14 million increase in throughput-related costs on existing assets, partially offset by an $8 million decrease in ad valorem taxes and management fees; and

•	a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.
Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $582 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $284 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from Permian producers, a $166 million favorable variance resulting from increased throughput on the Bakken pipeline, a $114 million increase (excluding a net change of $403 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from improved basis differentials between the Permian and Bakken producing regions to our Nederland terminal on the Texas Gulf Coast, and an $18 million increase primarily from higher throughput, ship loading and tank rental fees at our Nederland terminal; and

•
a decrease of $2 million in selling, general and administrative expenses primarily due to a $3 million decrease in management fees, and a $2 million decrease in overhead allocations, partially offset by a $3 million increase in insurance and employee costs; partially offset by

•
an increase of $29 million in operating expenses primarily due to a $44 million increase in throughput related costs on existing assets, partially offset by a $15 million decrease in ad valorem taxes and management fees; and

•	a decrease of $11 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues	$4,475	$4,607	$(132)	$8,167	$8,356	$(189)
Cost of products sold	4,206	4,297	(91)	7,528	7,750	(222)
Segment margin	269	310	(41)	639	606	33
Unrealized (gains) losses on commodity risk management activities	3	—	3	(3)	—	(3)
Operating expenses, excluding non-cash compensation expense	(89)	(105)	16	(187)	(218)	31
Selling, general and administrative expenses, excluding non-cash compensation expense	(31)	(31)	—	(55)	(63)	8
Inventory valuation adjustments	(4)	(32)	28	(97)	(57)	(40)
Adjusted EBITDA related to discontinued operations	—	(5)	5	—	(25)	25
Other	4	3	1	8	6	2
Segment Adjusted EBITDA	$152	$140	$12	$305	$249	$56

The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•
a decrease of $16 million in operating expenses primarily as a result of lower salaries and benefits, maintenance, utilities, property tax, and environmental expenses as well as $7 million of acquisition costs in the prior periods; and

•	an increase of $5 million in Adjusted EBITDA from discontinued operations due to Sunoco LP’s retail divestment in January 2018; partially offset by

•
a decrease of $10 million in segment margin, excluding inventory valuation adjustments and unrealized gains and losses on commodity risk management activities, primarily due to a decrease in gross profit per gallon sold primarily as a result of an $8 million one-time charge related to a reserve for an open contractual dispute.

Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•	an aggregate decrease of $39 million in expenses primarily due to the conversion of 207 retail sites to commission agent sites in April 2018; and

•	an increase of $25 million in Adjusted EBITDA from discontinued operations due to Sunoco LP’s retail divestment in January 2018; partially offset by

•
a decrease of $10 million in segment margin, excluding inventory valuation adjustments and unrealized gains and losses on commodity risk management activities, primarily due to a decrease in gross profit per gallon sold primarily as a result of a $8 million one-time charge related to a reserve for an open contractual dispute.

Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues	$174	$167	$7	$345	$167	$178
Cost of products sold	24	20	4	46	20	26
Segment margin	150	147	3	299	147	152
Operating expenses, excluding non-cash compensation expense	(32)	(38)	6	(67)	(38)	(29)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(19)	6	(26)	(19)	(7)
Other	—	5	(5)	—	5	(5)
Segment Adjusted EBITDA	$105	$95	$10	$206	$95	$111
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:

•
a decrease of $6 million in operating expenses primarily due to a decrease of ad valorem taxes between periods as well as refunds received in the current period related to prior period ad valorem taxes;

•	a decrease of $6 million in selling, general administrative expenses primarily related to decreases of $4 million in transaction-related expenses and $2 million in employee expenses; and

•	an increase of $3 million in segment margin primarily due to an increase in demand for compression services resulting in an increase in average revenue generating horsepower.
Amounts reflected above for the six months ended June 30, 2019 reflects the consolidated results of USAC. Changes between periods are primarily due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues	$391	$502	$(111)	$888	$1,073	$(185)
Cost of products sold	343	445	(102)	798	921	(123)
Segment margin	48	57	(9)	90	152	(62)
Unrealized (gains) losses on commodity risk management activities	(4)	(2)	(2)	(5)	2	(7)
Operating expenses, excluding non-cash compensation expense	(6)	(10)	4	(13)	(41)	28
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(28)	5	(34)	(48)	14
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	1	(1)	2
Other and eliminations	(7)	2	(9)	6	—	6
Segment Adjusted EBITDA	$10	$21	$(11)	$45	$64	$(19)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•
a noncontrolling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent to the August 2018 reorganization, ETO holds an approximately 7.4% interest in PES and no longer reflects PES as an affiliate; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	a decrease of $7 million from power trading activities;

•	a decrease of $10 million due to lower revenue from our compressor equipment business;

•	a decrease of $4 million in optimized gains on residue gas sales; and

•	a decrease of $2 million from settled derivatives; partially offset by

•	an increase of $13 million in storage optimization gains.
Segment Adjusted EBITDA. For the six months ended June 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	a decrease of $36 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC segment;

•	a decrease of $2 million due to residue gas sales; partially offset by

•	an increase of $12 million in gains from park and loan and storage activity.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
The Parent Company’s principal sources of cash flow are derived from distributions related to its investment in ETO, which derives its cash flows from its subsidiaries, including ETO’s investments in Sunoco LP and USAC.

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
ETO currently expects capital expenditures in 2019 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$125	$150	$35	$40
Interstate transportation and storage (1)	350	375	135	140
Midstream	800	850	160	165
NGL and refined products transportation and services	2,800	2,850	90	100
Crude oil transportation and services (1)	325	350	100	110
All other (including eliminations)	200	225	50	55
Total capital expenditures	$4,600	$4,800	$570	$610

(1)	Includes capital expenditures related to ETO’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
The assets used in ETO’s natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, ETO does not have any significant financial commitments for maintenance capital expenditures in its businesses. From time to time ETO experiences increases in pipe costs due to a number of factors, including but not limited to, delays from mills, limited selection of mills capable of producing large diameter pipe in a timely manner, higher steel prices and other factors beyond ETO’s control; however, ETO has included these factors in its anticipated growth capital expenditures for each year.
ETO generally funds maintenance capital expenditures and distributions with cash flows from operating activities. ETO generally expects to fund growth capital expenditures with borrowings under credit facilities, long-term debt, the issuance of additional preferred units or a combination thereof.
Sunoco LP
Excluding acquisitions, Sunoco LP currently expects to spend approximately $100 million on growth capital and $40 million on maintenance capital for the full year 2019.
USAC
USAC currently plans to spend approximately $25 million in maintenance capital expenditures during 2019, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $140 million and $150 million in expansion capital expenditures during 2019. As of June 30, 2019, USAC has binding commitments to purchase $82 million of additional compression units and serialized parts, all of which USAC expects to be delivered throughout 2019 and 2020.

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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities (net of effects of acquisitions). Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisition of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when ETO has a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, the timing of payments on accounts payable, the timing of purchases and sales of inventories and the timing of advances and deposits received from customers.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Cash provided by operating activities during 2019 was $3.89 billion as compared to $3.16 billion for 2018 and income from continuing operations was $2.39 billion and $1.39 billion for 2019 and 2018, respectively. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2019 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $274 million and other non-cash items totaling $1.63 billion.
The non-cash activity in 2019 and 2018 consisted primarily of depreciation, depletion and amortization of $1.56 billion and $1.36 billion, respectively, non-cash compensation expense of $58 million and $55 million, respectively, inventory valuation adjustments of $97 million and $57 million, respectively, and deferred income taxes of $138 million and $71 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2019 and 2018 of $18 million and $106 million, respectively, impairment losses of $50 million in 2019.
Unconsolidated affiliate activity in 2019 and 2018 consisted of equity in earnings of $142 million and $171 million, respectively, and cash distributions received of $170 million and $138 million, respectively.
Cash paid for interest, net of capitalized interest, was $1.09 billion and $893 million for the six months ended June 30, 2019 and 2018, respectively.
Capitalized interest was $94 million and $161 million for the six months ended June 30, 2019 and 2018, respectively.
Investing Activities
Cash flows from investing activities primarily consist of cash amounts paid for acquisitions, capital expenditures, cash contributions to our joint ventures, and cash proceeds from sales or contributions of assets or businesses. In addition, distributions from equity investees are included in cash flows from investing activities if the distributions are deemed to be a return of the Partnership’s investment. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Cash used in investing activities during 2019 was $2.94 billion as compared to $3.14 billion for 2018. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2019 were $2.78 billion compared to $3.48 billion for 2018. Additional detail related to our capital expenditures is provided in the table below. During 2019, we also received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $7 million in cash for all other acquistions. During 2018, we also received $461 million of net cash proceeds related to the USAC acquisition and paid $143 million in cash for all other acquisitions.

The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) for the six months ended June 30, 2019:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage (1)	$8	$28	$36
Interstate transportation and storage	91	52	143
Midstream	361	67	428
NGL and refined products transportation and services	1,074	34	1,108
Crude oil transportation and services	159	39	198
Investment in Sunoco LP	47	10	57
Investment in USAC	84	15	99
All other (including eliminations)	72	16	88
Total capital expenditures	$1,896	$261	$2,157

(1)
For the six months ended June 30, 2019, growth capital expenditures for the intrastate transportation and storage segment reflect the proceeds received from the sale of a noncontrolling interest in the Red Bluff Express pipeline, which was based on capital expenditures from prior periods.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Cash used in financing activities during 2019 was $926 million as compared to $2.58 billion for 2018. During 2019, our subsidiaries received $780 million in net proceeds from offerings of subsidiary units. In 2018, our subsidiaries received $940 million in net proceeds from offerings of subsidiary units. During 2019, we had a net increase in our debt level of $538 million compared to a net decrease of $1.34 billion for 2018. In 2019 and 2018, we paid debt issuance costs of $87 million and $173 million, respectively.
In 2019, we paid distributions of $1.55 billion to our partners and our subsidiaries paid distributions of $813 million to noncontrolling interests. In 2018, we paid distributions of $532 million to our partners and our subsidiaries paid distributions of $1.79 billion to noncontrolling interests. In addition, our subsidiaries received capital contributions of $206 million in cash from noncontrolling interests in 2019 compared to $318 million in 2018.
Discontinued Operations
Cash flows from discontinued operations reflect cash flows related to Sunoco LP’s retail divestment.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. There were no cash flows related to discontinued operations during 2019. Cash provided by discontinued operations during 2018 was $2.74 billion, resulting from cash used in operating activities of $478 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2019	December 31, 2018
Parent Company Indebtedness:
ET Senior Notes due October 2020	$52	$1,187
ET Senior Notes due March 2023	6	1,000
ET Senior Notes due January 2024	23	1,150
ET Senior Notes due June 2027	44	1,000
ET Senior Secured Term Loan	—	1,220
Subsidiary Indebtedness:
ETO Senior Notes (1)	36,117	28,755
Transwestern Senior Notes	575	575
Panhandle Senior Notes	236	385
Bakken Senior Notes	2,500	—
Sunoco LP Senior Notes and lease-related obligations	2,912	2,307
USAC Senior Notes	1,475	725
Credit facilities and commercial paper:
ETO $5.00 billion Revolving Credit Facility due December 2023 (2)	2,368	3,694
Bakken Project $2.50 billion Credit Facility due August 2019	—	2,500
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	117	700
USAC $1.60 billion Revolving Credit Facility due April 2023	363	1,050
Other long-term debt	4	7
Unamortized premiums, net of discounts and fair value adjustments	7	21
Deferred debt issuance costs	(293)	(248)
Total debt	46,506	46,028
Less: current maturities of long-term debt	7	2,655
Long-term debt, less current maturities	$46,499	$43,373

(1)
The increase in ETO Senior Notes during six months ended June 30, 2019 includes $4.21 billion issued in connection with the ET-ETO senior notes exchange and $4.00 billion issued in the January 2019 senior notes offering, both of which are discussed below. The June 30, 2019 balance also includes $250 million aggregate principal amount of 5.50% senior notes due February 15, 2020 that was classified as long-term as of June 30, 2019 as management has the intent and ability to refinance the borrowing on a long-term basis.

(2)	Includes $2.36 billion and $2.34 billion of commercial paper outstanding at June 30, 2019 and December 31, 2018, respectively.
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
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO.  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and substantially all the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding as of June 30, 2019 were as follows:

•	$52 million aggregate principal amount of 7.50% senior notes due 2020;

•	$5 million aggregate principal amount of 4.25% senior notes due 2023;

•	$23 million aggregate principal amount of 5.875% senior notes due 2024; and

•	$44 million aggregate principal amount of 5.50% senior notes due 2027.
In connection with the exchange, ETO issued approximately $4.21 billion aggregate principal amount of the following senior notes:

•	$1.14 billion aggregate principal amount of 7.50% senior notes due 2020;

•	$995 million aggregate principal amount of 4.25% senior notes due 2023;

•	$1.13 billion aggregate principal amount of 5.875% senior notes due 2024; and

•	$956 million aggregate principal amount of 5.50% senior notes due 2027.
The senior notes were registered under the Securities Act of 1933 (as amended).  ETO may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
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
The senior notes were registered under the Securities Act of 1933 (as amended).  ETO may redeem some or all of the senior notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the senior notes. The principal on the senior notes is payable upon maturity and interest is paid semi-annually.
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
Panhandle Senior Notes Redemption
In June 2019, Panhandle’s $150 million aggregate principal amount of 8.125% senior notes matured and were repaid with borrowings under an affiliate loan agreement with ETO.
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
Sunoco LP Senior Notes Offering
In March 2019, Sunoco LP issued $600 million aggregate principal amount of 6.00% senior notes due 2027 in a private placement to eligible purchasers. The net proceeds from this offering were used to repay a portion of Sunoco LP’s existing borrowings under its credit facility. In July 2019, Sunoco LP completed an exchange of these notes for registered notes with substantially identical terms.
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
As of June 30, 2019, the ETO Five-Year Credit Facility had $2.37 billion of outstanding borrowings, $2.36 billion of which was commercial paper. The amount available for future borrowings was $2.56 billion after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 3.05%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of June 30, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of June 30, 2019, the Sunoco LP Credit Facility had $117 million of outstanding borrowings and $8 million in standby letters of credit. As of June 30, 2019 Sunoco LP had $1.38 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 4.41%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of June 30, 2019, the USAC Credit Facility had $363 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2019, USAC had $1.24 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $439 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2019 was 5.10%.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of June 30, 2019.
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

Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050
Cash Distributions Paid by Subsidiaries
ETO, Sunoco LP and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETO
Distributions on ETO preferred units declared and/or paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E (2)
December 31, 2018	February 1, 2019	February 15, 2019	$31.25	$33.125	$0.4609	$0.4766	$—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766	—
June 30, 2019	August 1, 2019	August 15, 2019	31.25	33.125	0.4609	0.4766	0.5806

(1)	ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series E Preferred Unit distributions related to the period ended June 30, 2019 represent a prorated initial distribution.
Cash Distributions Paid by Sunoco LP
Distributions declared and/or paid by Sunoco LP subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
Cash Distributions Paid by USAC
Distributions declared and/or paid by USAC subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
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

	June 30, 2019			December 31, 2018
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	13,038	$1	$—	16,845	$7	$1
Fixed Swaps/Futures	775	—	—	468	—	—
Options – Puts	—	—	—	10,000	—	—
Power (Megawatt):
Forwards	2,554,800	9	6	3,141,520	6	8
Futures	1,095,558	(1)	—	56,656	—	—
Options – Puts	175,200	—	—	18,400	—	—
Options – Calls	317,600	—	—	284,800	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(23,115)	(12)	6	(30,228)	(52)	13
Swing Swaps IFERC	8,480	(2)	—	54,158	12	—
Fixed Swaps/Futures	(3,505)	—	1	(1,068)	19	1
Forward Physical Contracts	(22,542)	4	6	(123,254)	(1)	32
NGLs (MBbls) – Forwards/Swaps	(1,612)	(32)	35	(2,135)	67	67
Refined Products (MBbls) – Futures	(126)	(3)	8	(1,403)	(8)	6
Crude (MBbls) – Forwards/Swaps	18,670	39	9	20,888	(60)	29
Corn (thousand bushels)	(2,605)	1	1	(1,920)	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,703)	2	—	(17,445)	(4)	—
Fixed Swaps/Futures	(31,703)	12	8	(17,445)	(10)	6

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

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
Interest Rate Risk
As of June 30, 2019, we and our subsidiaries had $3.45 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $34 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$—	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $315 million as of June 30, 2019. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 22, 2019 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. On May 14, 2019, PADEP issued a Compliance Order related to impacts to streams and wetlands. The Partnership filed an appeal of the Streams and Wetlands Compliance Order on June 14, 2019. The Partnership continues to work through these issues with PADEP.
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
On April 10, 2019, the Ohio EPA filed a notice of appeal and filed their opening brief on June 13, 2019. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has implemented the suggestions in the assessment and additional voluntary protocols. The FERC authorized Rover to resume HDD activities at all sites and all Rover HDD activities are now complete. The pipeline is now in service.
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s removal of the Stoneman House, a potential historic structure, in connection with Rover’s application for permission to construct a new interstate natural gas pipeline and related facilities. In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River HDD. Rover and the Partnership are cooperating with the investigations. Enforcement Staff has provided Rover its non-public preliminary findings regarding those investigations. The company disagrees with those findings and intends to vigorously defend against any potential penalty. Given the stage of the proceedings, and the non-public nature of the investigation, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.

On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma.  The rupture occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC.  The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure.  SPLP is negotiating a settlement agreement with the OCC for a lesser penalty.
For a description of other legal proceedings, see Note 11 to our consolidated financial statements included in “Item 1. Financial Statements.”
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
ITEM 5. OTHER INFORMATION
Effective August 6, 2019, the Board of Directors of LE GP, LLC, the general partner of Energy Transfer LP (the “Partnership”), adopted and executed Amendment No. 7 (the “LP Agreement Amendment”) to the Third Amended and Restated Agreement of Limited Partnership of the Partnership to insert certain provisions relating to examinations of the Partnership’s affairs by tax authorities.  The LP Agreement Amendment is attached hereto as Exhibit 3.10 and is incorporated herein by reference.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-128097, filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K, File No. 1-32740, filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K, File No. 1-32740, filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q, File No. 1-32740, filed November 8, 2018)

3.10*	Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP dated as of August 6, 2019
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 8, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)