Form 10-Q
period 2019-09-30
Energy Transfer LP
filed 2019-11-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
At November 1, 2019, the registrant had 2,626,996,383 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, as well as certain statements by Energy Transfer LP, formerly Energy Transfer Equity, L.P. (“Energy Transfer,” the “Partnership” or “ET”), in periodic press releases and certain oral statements of Energy Transfer management during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated or expressed, forecasted, projected or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019 and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC, which owns 100% of FGT

DOJ	U.S. Department of Justice

EPA	U.S. Environmental Protection Agency

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.)

ETO	Energy Transfer Operating, L.P. (formerly Energy Transfer Partners, L.P.)

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETO Series A Preferred Units	ETO’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	ETO’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	ETO’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	ETO’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	ETO’s 7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

ii

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Regency	Regency Energy Partners LP

RIGS	Regency Interstate Gas LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

SemGroup	SemGroup Corporation

Series A Convertible Preferred Units	ET Series A convertible preferred units

SPLP	Sunoco Pipeline L.P.

Sunoco LP Series A Preferred Units	Sunoco LP Series A Preferred Units previously held by ET

Sunoco R&M	Sunoco (R&M), LLC (formerly Sunoco, Inc. (R&M))

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas Storage Company)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

USAC	USA Compression Partners, LP

USAC Preferred Units	USAC Series A Preferred Units

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$211	$419
Accounts receivable, net	4,368	4,009
Accounts receivable from related companies	166	111
Inventories	1,814	1,677
Income taxes receivable	109	73
Derivative assets	56	111
Other current assets	342	350
Total current assets	7,066	6,750

Property, plant and equipment	84,033	79,776
Accumulated depreciation and depletion	(14,864)	(12,813)
	69,169	66,963

Advances to and investments in unconsolidated affiliates	2,992	2,642
Lease right-of-use assets, net	889	—
Other non-current assets, net	1,089	1,006
Intangible assets, net	5,781	6,000
Goodwill	4,870	4,885
Total assets	$91,856	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,519	$3,493
Accounts payable to related companies	32	59
Derivative liabilities	181	185
Operating lease current liabilities	57	—
Accrued and other current liabilities	3,234	2,918
Current maturities of long-term debt	14	2,655
Total current liabilities	7,037	9,310

Long-term debt, less current maturities	46,840	43,373
Non-current derivative liabilities	360	104
Non-current operating lease liabilities	807	—
Deferred income taxes	3,133	2,926
Other non-current liabilities	1,138	1,184

Commitments and contingencies
Redeemable noncontrolling interests	499	499

Equity:
Limited Partners:
Common Unitholders	20,962	20,606
General Partner	(4)	(5)
Accumulated other comprehensive loss	(40)	(42)
Total partners’ capital	20,918	20,559
Noncontrolling interests	11,124	10,291
Total equity	32,042	30,850
Total liabilities and equity	$91,856	$88,246

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Refined product sales	$4,311	$4,777	$12,514	$12,980
Crude sales	3,971	3,844	11,842	11,344
NGL sales	1,723	2,870	6,121	7,461
Gathering, transportation and other fees	2,466	1,781	6,768	4,878
Natural gas sales	822	1,026	2,549	3,112
Other	202	216	699	739
Total revenues	13,495	14,514	40,493	40,514
COSTS AND EXPENSES:
Cost of products sold	9,890	11,093	29,607	31,681
Operating expenses	806	784	2,406	2,280
Depreciation, depletion and amortization	784	750	2,343	2,109
Selling, general and administrative	173	184	499	515
Impairment losses	12	—	62	—
Total costs and expenses	11,665	12,811	34,917	36,585
OPERATING INCOME	1,830	1,703	5,576	3,929
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(579)	(535)	(1,747)	(1,511)
Equity in earnings of unconsolidated affiliates	82	87	224	258
Losses on extinguishments of debt	—	—	(18)	(106)
Gains (losses) on interest rate derivatives	(175)	45	(371)	117
Other, net	57	41	99	97
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,215	1,341	3,763	2,784
Income tax expense (benefit) from continuing operations	54	(52)	214	6
INCOME FROM CONTINUING OPERATIONS	1,161	1,393	3,549	2,778
Loss from discontinued operations, net of income taxes	—	(2)	—	(265)
NET INCOME	1,161	1,391	3,549	2,513
Less: Net income attributable to noncontrolling interests	317	1,008	931	1,412
Less: Net income attributable to redeemable noncontrolling interests	12	12	38	24
NET INCOME ATTRIBUTABLE TO PARTNERS	832	371	2,580	1,077
Series A Convertible Preferred Unitholders' interest in income	—	—	—	33
General Partner’s interest in net income	1	1	3	3
Limited Partners’ interest in net income	$831	$370	$2,577	$1,041
INCOME FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$0.32	$0.32	$0.98	$0.94
Diluted	$0.32	$0.32	$0.98	$0.94
NET INCOME PER LIMITED PARTNER UNIT:
Basic	$0.32	$0.32	$0.98	$0.93
Diluted	$0.32	$0.32	$0.98	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,161	$1,391	$3,549	$2,513
Other comprehensive income, net of tax:
Change in value of available-for-sale securities	—	2	8	—
Actuarial gain (loss) related to pension and other postretirement benefit plans	(3)	—	7	(2)
Change in other comprehensive income from unconsolidated affiliates	(4)	2	(13)	9
	(7)	4	2	7
Comprehensive income	1,154	1,395	3,551	2,520
Less: Comprehensive income attributable to noncontrolling interests	317	1,012	931	1,419
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	12	38	24
Comprehensive income attributable to partners	$825	$371	$2,582	$1,077

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2018	$20,606	$(5)	$(42)	$10,291	$30,850
Distributions to partners	(799)	(1)	—	—	(800)
Distributions to noncontrolling interests	—	—	—	(425)	(425)
Capital contributions from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	17	—	—	12	29
Net income, excluding amounts attributable to redeemable noncontrolling interests	869	1	—	297	1,167
Balance, March 31, 2019	20,693	(5)	(34)	10,408	31,062
Distributions to partners	(799)	(1)	—		(800)
Distributions to noncontrolling interests	—	—	—	(388)	(388)
Units issued	51	—	—	—	51
Capital contributions from noncontrolling interests	—	—	—	66	66
Subsidiary units issued for cash	—	—	—	780	780
Other comprehensive income, net of tax	—	—	1	—	1
Other, net	50	—	—	—	50
Net income, excluding amounts attributable to redeemable noncontrolling interests	877	1	—	317	1,195
Balance, June 30, 2019	20,872	(5)	(33)	11,183	32,017
Distributions to partners	(800)	—	—	—	(800)
Distributions to noncontrolling interests	—	—	—	(457)	(457)
Units issued	49	—	—	—	49
Capital contributions from noncontrolling interests	—	—	—	72	72
Other comprehensive loss, net of tax	—	—	(7)	—	(7)
Other, net	10	—	—	9	19
Net income, excluding amounts attributable to redeemable noncontrolling interests	831	1	—	317	1,149
Balance, September 30, 2019	20,962	(4)	(40)	11,124	32,042

The accompanying notes are an integral part of these consolidated financial statements.

	Series A Convertible Preferred Units	Common Unitholders	General Partner	Noncontrolling Interests	Total
Balance, December 31, 2017	$450	$(1,643)	$(3)	$31,176	$29,980
Distributions to partners	—	(265)	(1)	—	(266)
Distributions to noncontrolling interests	—	—	—	(893)	(893)
Distributions reinvested	58	(58)	—	—	—
Subsidiary units repurchased	(6)	(98)	—	80	(24)
Subsidiary units issued	—	1	—	19	20
Capital contributions from noncontrolling interests	—	—	—	229	229
Other comprehensive income, net of tax	—	—	—	1	1
Cumulative effect adjustment due to change in accounting principle	—	—	—	(54)	(54)
Other, net	(4)	26	—	(23)	(1)
Net income	21	341	1	126	489
Balance, March 31, 2018	519	(1,696)	(3)	30,661	29,481
Distributions to partners	—	(265)	(1)	—	(266)
Distributions to noncontrolling interests	—	—	—	(900)	(900)
Distributions reinvested	57	(57)	—	—	—
Subsidiary units repurchased	(1)	(21)	—	22	—
Subsidiary units issued	—	—	—	469	469
Capital contributions from noncontrolling interests	—	—	—	89	89
Other comprehensive income, net of tax	—	—	—	2	2
Acquisition of USAC	—	—	—	832	832
Series A Convertible Preferred Units conversion	(589)	589	—	—	—
Other, net	2	2	(1)	40	43
Net income	12	342	1	278	633
Balance, June 30, 2018	—	(1,106)	(4)	31,493	30,383
Distributions to partners	—	(353)	(1)	—	(354)
Distributions to noncontrolling interests	—	—	—	(949)	(949)
Subsidiary units issued	—	—	—	449	449
Capital contributions from noncontrolling interests	—	—	—	120	120
Other comprehensive income, net of tax	—	—	—	4	4
Other, net	—	2	—	11	13
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	358	1	1,008	1,367
Balance, September 30, 2018	$—	$(1,099)	$(4)	$32,136	$31,033

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$3,549	$2,513
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	—	265
Depreciation, depletion and amortization	2,343	2,109
Deferred income taxes	191	1
Inventory valuation adjustments	(71)	(50)
Non-cash compensation expense	85	82
Impairment losses	62	—
Loss on extinguishments of debt	18	106
Distributions on unvested awards	(27)	(36)
Equity in earnings of unconsolidated affiliates	(224)	(258)
Distributions from unconsolidated affiliates	254	220
Other non-cash	33	(80)
Net change in operating assets and liabilities, net of effects of acquisitions	(247)	423
Net cash provided by operating activities	5,966	5,295
INVESTING ACTIVITIES
Cash proceeds from sale of noncontrolling interest in subsidiary	93	—
Cash proceeds from USAC acquisition, net of cash received	—	461
Cash paid for all other acquisitions, net of cash received	(7)	(233)
Capital expenditures, excluding allowance for equity funds used during construction	(4,181)	(5,175)
Contributions in aid of construction costs	63	95
Contributions to unconsolidated affiliates	(481)	(13)
Distributions from unconsolidated affiliates in excess of cumulative earnings	40	62
Proceeds from the sale of other assets	55	40
Other	(5)	—
Net cash used in investing activities	(4,423)	(4,763)
FINANCING ACTIVITIES
Proceeds from borrowings	18,125	22,126
Repayments of debt	(17,247)	(23,323)
Subsidiary units issued for cash	780	1,390
Capital contributions from noncontrolling interests	278	438
Distributions to partners	(2,300)	(886)
Distributions to noncontrolling interests	(1,270)	(2,742)
Distributions to redeemable noncontrolling interest	—	(12)
Subsidiary repurchases of common units	—	(24)
Debt issuance costs	(114)	(188)
Other, net	(3)	13
Net cash used in financing activities	(1,751)	(3,208)
DISCONTINUED OPERATIONS
Operating activities	—	(480)
Investing activities	—	3,207
Changes in cash included in current assets held for sale	—	11
Net increase in cash and cash equivalents of discontinued operations	—	2,738
Increase (decrease) in cash and cash equivalents	(208)	62
Cash and cash equivalents, beginning of period	419	336
Cash and cash equivalents, end of period	$211	$398

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
The consolidated financial statements of ET presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiary, Energy Transfer Operating, L.P. (“ETO”); and

•	ETP GP and Energy Transfer Partners, L.L.C. (“ETP LLC”), the general partner of ETP GP.
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
Goodwill
The Partnership’s interstate transportation and storage segment owns Southwest Gas which owns and operates natural gas storage assets.  Due to a decrease in the demand for storage on these assets, the Partnership performed an interim impairment test on the assets of Southwest Gas during the three months ended September 30, 2019.  As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.  No other impairments of the Partnership’s other assets were identified.  The Partnership estimated the fair value of Southwest Gas by using the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value.

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
In connection with the 7-Eleven Transaction, Sunoco LP entered into a Distributor Motor Fuel Agreement dated as of January 23, 2018, as amended (“Supply Agreement”), with 7-Eleven and SEI Fuel (collectively, “Distributor”). The Supply Agreement consists of a 15-year take-or-pay fuel supply arrangement. For the period from January 1, 2018 through January 22, 2018, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, which were eliminated in consolidation. Sunoco LP received payments on trade receivables from 7-Eleven of $1.0 billion and $2.9 billion for the three and nine months ended September 30, 2019, respectively, and $1.0 billion and $2.6 billion for the three and nine months ended September 30, 2018, respectively, subsequent to the closing of the sale.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of Sunoco LP’s retail divestment as discontinued operations.

There were no results of operations associated with discontinued operations for the three and nine months ended September 30, 2019. The results of operations associated with discontinued operations for the three and nine months ended ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
REVENUES	$—	$349

COSTS AND EXPENSES
Cost of products sold	—	305
Operating expenses	—	61
Depreciation, depletion and amortization	—	—
Impairment losses	—	—
Selling, general and administrative	—	7
Total costs and expenses	—	373
OPERATING LOSS	—	(24)
Interest expense, net	—	(2)
Loss on extinguishment of debt and other	—	(20)
Other, net	—	(61)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	—	(107)
Income tax expense	2	158
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(2)	$(265)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT) ATTRIBUTABLE TO ET	$—	$(10)

3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s balance sheets did not include any material amounts of restricted cash as of September 30, 2019 or December 31, 2018.
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2019	2018
Accounts receivable	$(353)	$155
Accounts receivable from related companies	(36)	64
Inventories	(66)	78
Other current assets	14	(19)
Other non-current assets, net	(127)	(25)
Accounts payable	25	(234)
Accounts payable to related companies	(37)	(110)
Accrued and other current liabilities	129	422
Other non-current liabilities	(103)	24
Derivative assets and liabilities, net	307	68
Net change in operating assets and liabilities, net of effects of acquisitions	$(247)	$423

Non-cash activities are as follows:

	Nine Months Ended September 30,
	2019	2018
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,202	$1,059
Losses from subsidiary common unit transactions	—	(125)
Lease assets obtained in exchange for new lease liabilities	73	—
NON-CASH FINANCING ACTIVITIES:
Distribution reinvestment	$100	$—
Conversion of Series A Convertible Preferred Units to common units	—	589

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Natural gas, NGLs and refined products	$900	$833
Crude oil	510	506
Spare parts and other	404	338
Total inventories	$1,814	$1,677

We utilize commodity derivatives to manage price volatility associated with its natural gas inventories. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2019 were $50.79 billion and $46.85 billion, respectively. As of December 31, 2018, the aggregate fair value and carrying amount of our consolidated debt obligations were $45.06 billion and $46.03 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2019, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$27	$27	$—
Swing Swaps IFERC	5	—	5
Fixed Swaps/Futures	44	44	—
Forward Physical Contracts	5	—	5
Power:
Forwards	21	—	21
Futures	4	4	—
NGLs – Forwards/Swaps	529	529	—
Refined Products – Futures	1	1	—
Crude – Forwards/Swaps	43	43	—
Total commodity derivatives	679	648	31
Other non-current assets	29	19	10
Total assets	$708	$667	$41
Liabilities:
Interest rate derivatives	$(528)	$—	$(528)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(54)	(54)	—
Swing Swaps IFERC	(9)	—	(9)
Fixed Swaps/Futures	(29)	(29)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(14)	—	(14)
Futures	(5)	(5)	—
Options – Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(479)	(479)	—
Refined Products – Futures	(3)	(3)	—
Crude – Forwards/Swaps	(1)	(1)	—
Total commodity derivatives	(597)	(572)	(25)
Total liabilities	$(1,125)	$(572)	$(553)

		Fair Value Measurements at December 31, 2018
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$42	$42	$—
Swing Swaps IFERC	52	8	44
Fixed Swaps/Futures	97	97	—
Forward Physical Contracts	20	—	20
Power:
Forwards	48	—	48
Futures	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	291	291	—
Refined Products – Futures	7	7	—
Crude – Forwards/Swaps	1	1	—
Total commodity derivatives	560	448	112
Other non-current assets	26	17	9
Total assets	$586	$465	$121
Liabilities:
Interest rate derivatives	$(163)	$—	$(163)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(91)	(91)	—
Swing Swaps IFERC	(40)	—	(40)
Fixed Swaps/Futures	(88)	(88)	—
Forward Physical Contracts	(21)	—	(21)
Power:
Forwards	(42)	—	(42)
Futures	(1)	(1)	—
NGLs – Forwards/Swaps	(224)	(224)	—
Refined Products – Futures	(15)	(15)	—
Crude – Forwards/Swaps	(61)	(61)	—
Total commodity derivatives	(583)	(480)	(103)
Total liabilities	$(746)	$(480)	$(266)

6.	NET INCOME PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$1,161	$1,393	$3,549	$2,778
Less: Income from continuing operations attributable to noncontrolling interests	317	1,010	931	1,667
Less: Net income attributable to redeemable noncontrolling interests	12	12	38	24
Income from continuing operations, net of noncontrolling interests	832	371	2,580	1,087
Less: Series A Convertible Preferred Unitholders’ interest in income	—	—	—	33
Less: General Partner’s interest in income	1	1	3	3
Income from continuing operations available to Limited Partners	$831	$370	$2,577	$1,051
Basic Income from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	2,624.9	1,158.2	2,621.9	1,117.7
Basic income from continuing operations per Limited Partner unit	$0.32	$0.32	$0.98	$0.94
Basic income (loss) from discontinued operations per Limited Partner unit	$—	$—	$—	$(0.01)
Diluted Income from Continuing Operations per Limited Partner Unit:
Income from continuing operations available to Limited Partners	$831	$370	$2,577	$1,051
Dilutive effect of distributions to Series A Convertible Preferred Unitholders	—	—	—	33
Diluted income from continuing operations available to Limited Partners	$831	$370	$2,577	$1,084
Weighted average limited partner units	2,624.9	1,158.2	2,621.9	1,117.7
Dilutive effect of Series A Convertible Preferred Units	—	—	—	40.5
Dilutive effect of unvested unit awards	10.6	—	11.0	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,635.5	1,158.2	2,632.9	1,158.2
Diluted income from continuing operations per Limited Partner unit	$0.32	$0.32	$0.98	$0.94
Diluted income (loss) from discontinued operations per Limited Partner unit	$—	$—	$—	$(0.01)

7.	DEBT OBLIGATIONS
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

Subsidiary Indebtedness
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO (the “ET-ETO senior notes exchange”).  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and substantially all the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding as of September 30, 2019 were as follows:
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
Credit Facilities and Commercial Paper
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement providing for a $2 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement will be unsecured and will be guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.
Borrowings under the term loan agreement will bear interest at a eurodollar rate or a base rate, at ETO’s option, plus an applicable margin. The applicable margin and applicable rate used in connection with the interest rates are based on the credit ratings assigned to the senior, unsecured, non-credit enhanced long-term debt of ETO.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of September 30, 2019, the ETO Five-Year Credit Facility had $2.61 billion of outstanding borrowings, $2.15 billion of which was commercial paper. The amount available for future borrowings was $2.32 billion after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 2.77%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of September 30, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of September 30, 2019, the Sunoco LP Credit Facility had $154 million of outstanding borrowings and $8 million in standby letters of credit. As of September 30, 2019, Sunoco LP had $1.34 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 4.04%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of September 30, 2019, the USAC Credit Facility had $395 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2019, USAC had $1.21 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $410 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 4.73%.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2019.

8.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of September 30, 2019 included (i) $477 million related to the USAC Preferred Units described below and (ii) $22 million related to noncontrolling interest holders in one of ETO’s consolidated subsidiaries that have the option to sell their interests to ETO.
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

9.	EQUITY
The change in ET Common Units during the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
Number of Common Units, beginning of period	2,619.4
Common Units issued in connection with the distribution reinvestment plan	7.1
Common Units issued under equity incentive plans and other	0.5
Number of Common Units, end of period	2,627.0

ET Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of September 30, 2019, there have been no sales of common units under the equity distribution agreement.
ET Repurchase Program
During the nine months ended September 30, 2019, ET did not repurchase any ET common units under its current buyback program. As of September 30, 2019, $936 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the nine months ended September 30, 2019, distributions of $100 million were reinvested under the distribution reinvestment program. As of September 30, 2019, a total of 33 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.

Subsidiary Equity Transactions
ETO Preferred Units
As of September 30, 2019 and December 31, 2018, ETO’s outstanding preferred units included 950,000 ETO Series A Preferred Units, 550,000 ETO Series B Preferred Units, 18,000,000 ETO Series C Preferred Units and 17,800,000 ETO Series D Preferred Units. As of September 30, 2019, ETO’s outstanding preferred units also included 32,000,000 ETO Series E Preferred Units.
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
Sunoco LP Equity Distribution Program
For the nine months ended September 30, 2019, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of September 30, 2019, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Class B Conversion
On July 30, 2019, the 6,397,965 USAC Class B units held by the Partnership converted into 6,397,965 common units representing limited partner interests in USAC. These common units will participate in any future distributions declared by USAC.
USAC Distribution Reinvestment Program
During the nine months ended September 30, 2019, distributions of $0.7 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 44,605 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050
September 30, 2019	November 5, 2019	November 19, 2019	0.3050

ETO Cash Distributions
Distributions declared and/or paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E (2)
December 31, 2018	February 1, 2019	February 15, 2019	$31.25	$33.125	$0.4609	$0.4766	$—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766	—
June 30, 2019	August 1, 2019	August 15, 2019	31.25	33.125	0.4609	0.4766	0.5806
September 30, 2019	November 1, 2019	November 15, 2019	—	—	0.4609	0.4766	0.4750

(1)    ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.
(2)    ETO Series E Preferred Unit distributions related to the period ended June 30, 2019 represent a prorated initial distribution.
Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255

USAC Cash Distributions
Distributions declared and/or paid by USAC subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2019	December 31, 2018
Available-for-sale securities	$10	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial loss related to pensions and other postretirement benefits	(41)	(48)
Investments in unconsolidated affiliates, net	(4)	9
Total AOCI, net of tax	$(40)	$(42)

10.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level.
ETC Sunoco historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with ETC Sunoco’s 2004 through 2011 years, ETC Sunoco filed amended returns with the Internal Revenue Service (“IRS”) excluding these government incentive payments from federal taxable income. The IRS denied the amended returns and ETC Sunoco petitioned the Court of Federal Claims (“CFC”) on this issue. In November 2016, the CFC ruled against ETC Sunoco, and the Federal Circuit affirmed the CFC’s ruling on November 1, 2018. ETC Sunoco filed a petition for rehearing with the Federal Circuit on December 17, 2018, and this was denied on January 24, 2019. ETC Sunoco filed a petition for writ of certiorari with the United States Supreme Court that was docketed on May 24, 2019, to review the Federal Circuit’s affirmation of the CFC’s ruling. The government filed its response to ETC Sunoco’s petition on July 24, 2019. In October 2019, the Supreme Court denied the petition related to the years 2004 through 2009. The years 2010 through 2011 are on extension with the IRS. Due to the uncertainty surrounding the litigation, a reserve of  $530 million was previously established for the full amount of the pending refund claims, and the receivable and reserve for this issue were netted in the balance sheet. Subsequent to the Supreme Court’s denial of the petition in October 2019, the receivable and reserve have been reversed, with no impact to the Partnership’s financial position or results of operations.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the Natural Gas Act.  The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the order dated October 1, 2019.  A hearing in the combined proceedings is scheduled for August, 2020, with an initial decision expected in early 2021.
By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019. On July 10, 2019, Southwest Gas filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. By order dated October 29, 2019, the FERC approved the settlement as filed, and there is not a material impact on revenue.
In addition, on November 30, 2018, Sea Robin filed a rate case pursuant to Section 4 of the Natural Gas Act. On July 22, 2019, Sea Robin filed an Offer of Settlement in this Section 4 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. By order dated October 17, 2019, the FERC approved the settlement as filed, and there is not a material impact on revenue.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ROW expense	$5	$5	$17	$18

PES Refinery Fire and Bankruptcy
We own an approximately 7.4% non-operating interest in PES, which owns a refinery in Philadelphia. In addition, the Partnership provides logistics services to PES under commercial contracts and Sunoco LP has historically purchased refined products from PES. In June 2019, an explosion and fire occurred at the refinery complex.
On July 21, 2019 (the "Petition Date"), PES Holdings, LLC and seven of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of

Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have announced an intent to temporarily cease refinery operations.  The Debtors have also defaulted on a $75 million note payable to a subsidiary of the Partnership. The Partnership has not recorded a valuation allowance related to the note receivable as of September 30, 2019, because management is not yet able to determine the collectability of the note in bankruptcy.
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of September 30, 2019, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such claims, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” It may be necessary for the Partnership to record additional environmental remediation liabilities in the future; however, management is not currently able to estimate such additional liabilities.
PES has rejected certain of the Partnership’s commercial contracts pursuant to Section 365 of the Bankruptcy Code; however, the impact of the bankruptcy on the Partnership’s commercial contracts and related revenue loss (temporary or permanent) is unknown at this time, as the Debtors have expressed an intent to rebuild the refinery with the proceeds of insurance claims while concurrently running a sale process for its assets and operations. In addition, Sunoco LP has been successful at acquiring alternative supplies to replace fuel volume lost from PES and does not anticipate any material impact to its business going forward.
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
On May 8, 2019, the Court issued an order on Plaintiffs’ motion to complete the administrative record, requiring the parties to submit additional information so that the Court can determine what documents, if any, should be added to the record. Following submittal of additional information by the parties, the Court issued an order on June 11, 2019 that determined which documents were to be added to the record. Plaintiffs filed motions for summary judgment on August 16, 2019, and Defendants filed their opposition and cross motions on October 9, 2019. Briefing is scheduled to conclude by November 20, 2019.
While we believe that the pending lawsuits are unlikely to halt or suspend operation of the pipeline, we cannot assure this outcome. Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL LLC’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has obtained, and will continue to seek, reimbursement for these losses.
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
As of September 30, 2019, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals, L.P. (“SPMT”).
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
Regency Merger Litigation
Purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency-ETO merger (the “Regency Merger”). All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP LP, Regency GP LLC, ET, ETO, ETP GP, and the members of Regency’s board of directors.
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith or fair to Regency. On March 29, 2016, the Delaware Court of Chancery granted the defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. On February 20, 2018, the Court of Chancery issued an Order granting in part and denying in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP LP and Regency GP LLC (the “Regency Defendants”). On March 6, 2018, the Regency Defendants filed their Answer to Plaintiff’s Verified Amended Class Action Complaint. On April 26, 2019, the Court of Chancery granted Dieckman’s unopposed motion for class certification. On May 14, 2019, the Regency Defendants filed a motion for summary judgment arguing that Dieckman’s claims fail because the Regency Defendants relied on the advice of their financial advisor in approving the Regency Merger. Also on May 14, 2019, Dieckman filed a motion for partial summary judgment arguing, among other things, that Regency’s conflicts committee was not properly formed. On October 29, 2019, the court granted Plaintiff’s summary judgment motion, holding that Regency failed (1) to form a valid conflicts committee such that Regency failed to satisfy the Special Approval safe harbor in connection with the merger, and (2) to issue a proxy that was not materially misleading such that Regency failed to satisfy the Unitholder Approval safe harbor in connection with the merger. The court denied Defendants’ summary judgment motion which argued that Defendants approved the merger in good faith because they relied upon the fairness opinion of an investment bank. The court held that fact questions existed regarding whether Defendants actually relied upon the fairness opinion given by JP Morgan when voting in favor of the merger. Trial is currently set for December 10-16, 2019.
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
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETO against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETO against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETO.  The jury also found that

ETO owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETO and awarded ETO $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETO shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETO’s motion for rehearing to the Court of Appeals was denied. On November 27, 2017, ETO filed a Petition for Review with the Texas Supreme Court. On June 8, 2018, the Texas Supreme Court ordered briefing on the merits. On June 28, 2019, the Texas Supreme Court granted ETO’s petition for review and oral argument was heard on October 8, 2019. The parties now await a decision.
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
On March 23, 2017, the Delaware Supreme Court affirmed the Court’s ruling on the June 2016 trial, and as a result, Williams has conceded that its $10 billion damages claim is foreclosed, although its $410 million termination fee claim remains pending.
On December 1, 2017, the Court issued a Memorandum Opinion granting Williams’ motion to dismiss in part and denying Williams’ motion to dismiss in part. On April 16, 2018, the Court denied ET’s motion for re-argument of the Court’s decision granting Williams’ motion to dismiss in part. Discovery is ongoing, and a trial is currently set for June 2020.

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
Unitholder Litigation Relating to the Issuance
On April 12, 2016, two purported ET unitholders (together with plaintiff Chester County Employees’ Retirement Fund, the “Plaintiffs”) filed putative class action lawsuits against ET, LE GP, Kelcy Warren, John McReynolds, Marshall McCrea, Matthew Ramsey, Ted Collins, K. Rick Turner, William Williams, Ray Davis, and Richard Brannon (collectively, the “Defendants”) in the Delaware Court of Chancery (the “Issuance Litigation”). Another purported ET unitholder, Chester County Employees’ Retirement Fund, later joined the Issuance Litigation.
The Plaintiffs allege that the Issuance breached various provisions of ET’s partnership agreement. The Plaintiffs sought, among other things, preliminary and permanent injunctive relief that (a) prevents ET from making distributions to holders of the Series A Convertible Preferred Units and (b) invalidates an amendment to ET’s partnership agreement that was adopted on March 8, 2016 as part of the issuance of the Series A Convertible Preferred Units (“Issuance”).
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
On June 5, 2019, Plaintiffs filed a notice of appeal to the Supreme Court of Delaware from, among other things, the May 17, 2018 Memorandum Opinion and the May 6, 2019 Order and Final Judgment. Plaintiffs filed their opening brief on July 22, 2019, the Defendants filed their answering brief on August 21, 2019, and the Plaintiffs filed their reply brief on September 5, 2019. The case is set for oral argument before the Supreme Court of Delaware on November 13, 2019.
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
Ohio EPA alleges that the Defendants illegally discharged millions of gallons of drilling fluids into Ohio’s waters that caused pollution and degraded water quality, and that the Defendants harmed pristine wetlands in Stark County. Ohio EPA further alleges that the Defendants caused the degradation of Ohio’s waters by discharging pollution in the form of sediment-laden storm water into Ohio’s waters and that Rover violated its hydrostatic permits by discharging effluent with greater levels of pollutants than those permits allowed and by not properly sampling or monitoring effluent for required parameters or reporting those alleged violations. Rover and other Defendants filed several motions to dismiss and Ohio EPA filed a motion in opposition. The State’s opposition to those motions was filed on October 12, 2018. Rover and other Defendants filed their replies on November 2, 2018. On March 13, 2019, the court granted Rover and the other Defendants’ motion to dismiss on all counts. On April 10, 2019, the Ohio EPA filed a notice of appeal. The Ohio EPA’s appeal is now pending before the Fifth District court of appeals. Briefing was completed in August of 2019 and oral argument has been set for November 5, 2019.
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
On December 28, 2018, Judge Dick issued a General Order for the Middle District of Louisiana holding in abeyance all civil matters where the United States is a party. Notwithstanding the General Order, on January 11, 2019, Plaintiffs prematurely filed a Motion for Summary Judgment on its National Environmental Policy Act and Clean Waters Act claims.
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

On May 22, 2019, in a telephonic status conference, Judge Dick set a schedule for summary judgment briefing. Plaintiffs filed their motion for summary judgment on July 8, 2019 and Defendants filed their oppositions and cross-motions on August 9, 2019. Briefing is now concluded and the motions are before the court.
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
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. On May 14, 2019, PADEP issued a Compliance Order related to impacts to streams and wetlands. The Partnership filed an appeal of the Streams and Wetlands Compliance Order on June 14, 2019. On August 5, 2019, ETC Northeast and the Partnership received a Subpoena to Compel Documents and Information related to the Revolution pipeline and the Incident. ETC Northeast and the Partnership filed an appeal of the Subpoena on September 4, 2019.
The Partnership continues to work through these issues with PADEP during the pendency of these appeals.
The Pennsylvania Office of Attorney General has commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania has issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.
Chester County, Pennsylvania Investigation
In December 2018, the Chester County District Attorney sent a letter to the Partnership stating that it was investigating the Partnership and related entities for “potential crimes” related to the Mariner East pipelines.
Subsequently, the matter was submitted to an Investigating grand Jury in Chester County, Pennsylvania. As part of the Grand Jury proceedings, since April and August 2019, the Partnership was served with a total of forty-one grand jury subpoenas seeking a variety of documents and records sought by the Chester County Investigation Grand Jury. On September 24, 2019, the Chester County District Attorney sent a Notice of Intent to the Partnership of its intent to pursue an abatement action if certain conditions were not remediated. The Partnership intends to respond to the notice of Intent within the proscribed time period.
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

Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of September 30, 2019 and December 31, 2018, accruals of approximately $61 million and $55 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
Briefing in the Commonwealth Court has been completed. On June 3, 2019, the Commonwealth Court heard argument on whether Senator Dinniman has standing. On September 9, 2019, the Commonwealth Court issued an Opinion finding that Senator Dinniman did not have standing in either his personal or representational capacity. The Commonwealth Court’s Order remanded the case to the PUC to dissolve the interim emergency injunction and dismiss the Complaint. Senator Dinniman has not sought to appeal the ruling.

Previously, on March 29, 2019, SPLP filed a supplemental affidavit with the PUC in accordance with the established procedure to request the PUC lift the stay of construction of ME2 for one of the remaining work locations in the Township - Shoen Road. That same day, Senator Dinniman filed a letter objecting to SPLP’s request, arguing the Commonwealth Court’s order staying all proceedings barred the PUC from issuing an approval to lift the stay of construction of ME2 at Shoen Road. Given the Commonwealth Court’s September 9 opinion, the PUC dissolved the injunction on September 19, 2019 and work on Shoen Road commenced.
No amounts have been recorded in our September 30, 2019 or December 31, 2018 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In October 2018, Pipeline Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly owned subsidiary of ETO. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019. SPMT is currently awaiting response from PHMSA regarding the approval status of the submitted Remedial Work Plan.
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

•
ETC Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2019, ETC Sunoco had been named as a PRP at approximately 38 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. ETC Sunoco is usually one of a number of companies identified as a PRP at a site. ETC Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon ETC Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2019	December 31, 2018
Current	$46	$42
Non-current	276	295
Total environmental liabilities	$322	$337

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
During the three months ended September 30, 2019 and 2018, the Partnership recorded $16 million and $17 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2019 and 2018, the Partnership recorded $31 million and $32 million, respectively, of expenditures related to environmental cleanup programs.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2018	$392
Additions	448
Revenue recognized	(491)
Balance, September 30, 2019	$349

Balance, January 1, 2018	$205
Additions	409
Revenue recognized	(211)
Balance, September 30, 2018	$403
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
The balances of Sunoco LP’s contract assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Contract balances:
Contract asset	$102	$75
Accounts receivable from contracts with customers	403	348

Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended September 30, 2019 and 2018 was $4 million and $4 million, respectively. The amount of amortization expense that Sunoco LP recognized for the nine months ended September 30, 2019 and 2018 was $12 million and $10 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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

As of September 30, 2019, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $41.13 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2019 (remainder)	2020	2021	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2019	$1,716	$5,544	$4,812	$29,062	$41,134

13.	LEASE ACCOUNTING
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

The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of September 30, 2019 were as follows:

September 30, 2019
Operating leases:
Lease right-of-use assets, net	$850
Operating lease current liabilities	57
Accrued and other current liabilities	1
Non-current operating lease liabilities	807
Finance leases:
Property, plant and equipment, net	$2
Lease right-of-use assets, net	39
Accrued and other current liabilities	1
Current maturities of long-term debt	7
Long-term debt, less current maturities	35
Other non-current liabilities	2

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Income Statement Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs:
Operating lease cost	Cost of goods sold	$7	$23
Operating lease cost	Operating expenses	18	54
Operating lease cost	Selling, general and administrative	3	10
Total operating lease costs		28	87
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	2	4
Interest on lease liabilities	Interest expense, net of capitalized interest	1	1
Total finance lease costs		3	5
Short-term lease cost	Operating expenses	10	33
Variable lease cost	Operating expenses	3	11
Lease costs, gross		44	136
Less: Sublease income	Other revenue	14	37
Lease costs, net		$30	$99

The weighted average remaining lease terms and weighted average discount rates as of September 30, 2019 were as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	22
Finance leases	6
Weighted-average discount rate (%):
Operating leases	5%
Finance leases	5%

Cash flows and non-cash activity related to leases for the nine months ended September 30, 2019 were as follows:

Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$(78)
Lease assets obtained in exchange for new finance lease liabilities	37
Lease assets obtained in exchange for new operating lease liabilities	36

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019 (remainder)	$27	$2	$29
2020	96	10	106
2021	87	10	97
2022	75	10	85
2023	70	9	79
Thereafter	1,170	10	1,180
Total lease payments	1,525	51	1,576
Less: present value discount	660	6	666
Present value of lease liabilities	$865	$45	$910

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
Rental income included in other revenue in our consolidated statement of operations for the three and nine months ended September 30, 2019 was $39 million and $111 million, respectively.
Future minimum operating lease payments receivable as of September 30, 2019 are as follows:

Lease Receivables
2019 (remainder)	$25
2020	85
2021	69
2022	56
2023	4
Thereafter	7
Total undiscounted cash flows	$246

14.	DERIVATIVE ASSETS AND LIABILITIES
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2019		December 31, 2018
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	20,563	2019-2024	16,845	2019-2020
Fixed Swaps/Futures	1,723	2019-2020	468	2019
Options – Puts	—	—	10,000	2019
Power (Megawatt):
Forwards	2,847,350	2019-2029	3,141,520	2019
Futures	222,440	2019-2020	56,656	2019-2021
Options – Puts	515,317	2019-2020	18,400	2019
Options – Calls	(756,153)	2019-2021	284,800	2019
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(23,653)	2019-2022	(30,228)	2019-2021
Swing Swaps IFERC	22,365	2019-2020	54,158	2019-2020
Fixed Swaps/Futures	2,323	2019-2021	(1,068)	2019-2021
Forward Physical Contracts	(29,492)	2019-2021	(123,254)	2019-2020
NGLs (MBbls) – Forwards/Swaps	(9,687)	2019-2021	(2,135)	2019
Refined Products (MBbls) – Futures	(906)	2019-2021	(1,403)	2019
Crude (MBbls) – Forwards/Swaps	9,510	2019-2020	20,888	2019
Corn (thousand bushels)	(1,760)	2019	(1,920)	2019
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,703)	2019-2020	(17,445)	2019
Fixed Swaps/Futures	(31,703)	2019-2020	(17,445)	2019
Hedged Item – Inventory	31,703	2019-2020	17,445	2019

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$—	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$16	$—	$—	$(13)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	543	402	(520)	(397)
Commodity derivatives	120	158	(77)	(173)
Interest rate derivatives	—	—	(528)	(163)
	663	560	(1,125)	(733)
Total derivatives	$679	$560	$(1,125)	$(746)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(528)	$(163)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	120	158	(77)	(173)
Broker cleared derivative contracts	Other current assets (liabilities)	559	402	(520)	(410)
Total gross derivatives		679	560	(1,125)	(746)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(64)	(47)	64	47
Counterparty netting	Other current assets (liabilities)	(519)	(397)	519	397
Total net derivatives		$96	$116	$(542)	$(302)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or non-current depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$—	$—	$9

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$3	$3	$15	$36
Commodity derivatives – Non-trading	Cost of products sold	21	21	(53)	(345)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(175)	45	(371)	117
Total		$(151)	$69	$(409)	$(192)

15.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from related companies	$129	$103	$374	$325
The following table summarizes the accounts receivable from related companies on our consolidated balance sheets:

	September 30, 2019	December 31, 2018
Accounts receivable from related companies:
FGT	$51	$25
Phillips 66	36	42
Traverse	25	—
Other	54	44
Total accounts receivable from related companies	$166	$111

As of September 30, 2019 and December 31, 2018, accounts payable with unconsolidated affiliates in the Partnership’s consolidated balance sheets totaled $32 million and $59 million, respectively.

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
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Segment Adjusted EBITDA and consolidated Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.  The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$675	$846	$2,115	$2,424
Intersegment revenues	89	76	270	186
	764	922	2,385	2,610
Interstate transportation and storage:
Revenues from external customers	475	440	1,454	1,174
Intersegment revenues	4	5	16	13
	479	445	1,470	1,187
Midstream:
Revenues from external customers	704	537	1,704	1,571
Intersegment revenues	876	1,716	2,792	4,170
	1,580	2,253	4,496	5,741
NGL and refined products transportation and services:
Revenues from external customers	2,271	2,845	7,340	7,467
Intersegment revenues	607	218	1,181	710
	2,878	3,063	8,521	8,177
Crude oil transportation and services:
Revenues from external customers	4,453	4,422	13,685	12,942
Intersegment revenues	—	16	—	44
	4,453	4,438	13,685	12,986
Investment in Sunoco LP:
Revenues from external customers	4,328	4,760	12,494	13,114
Intersegment revenues	3	1	4	3
	4,331	4,761	12,498	13,117
Investment in USAC:
Revenues from external customers	169	166	505	331
Intersegment revenues	6	3	15	5
	175	169	520	336
All other:
Revenues from external customers	420	498	1,196	1,491
Intersegment revenues	21	27	80	108
	441	525	1,276	1,599
Eliminations	(1,606)	(2,062)	(4,358)	(5,239)
Total revenues	$13,495	$14,514	$40,493	$40,514

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA:
Intrastate transportation and storage	$235	$221	$777	$621
Interstate transportation and storage	442	459	1,358	1,200
Midstream	411	434	1,205	1,225
NGL and refined products transportation and services	667	498	1,923	1,410
Crude oil transportation and services	700	682	2,257	1,694
Investment in Sunoco LP	192	208	497	457
Investment in USAC	104	90	310	185
All other	35	(15)	80	49
Adjusted EBITDA (consolidated)	2,786	2,577	8,407	6,841
Depreciation, depletion and amortization	(784)	(750)	(2,343)	(2,109)
Interest expense, net of interest capitalized	(579)	(535)	(1,747)	(1,511)
Impairment losses	(12)	—	(62)	—
Gains (losses) on interest rate derivatives	(175)	45	(371)	117
Non-cash compensation expense	(27)	(27)	(85)	(82)
Unrealized gains (losses) on commodity risk management activities	64	97	90	(255)
Losses on extinguishments of debt	—	—	(18)	(106)
Inventory valuation adjustments	(26)	(7)	71	50
Adjusted EBITDA related to unconsolidated affiliates	(161)	(179)	(470)	(503)
Equity in earnings of unconsolidated affiliates	82	87	224	258
Adjusted EBITDA related to discontinued operations	—	—	—	25
Other, net	47	33	67	59
Income from continuing operations before income tax expense	1,215	1,341	3,763	2,784
Income tax (expense) benefit from continuing operations	(54)	52	(214)	(6)
Income from continuing operations	1,161	1,393	3,549	2,778
Loss from discontinued operations, net of income taxes	—	(2)	—	(265)
Net income	$1,161	$1,391	$3,549	$2,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019 and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ET” mean Energy Transfer LP (formerly Energy Transfer Equity, L.P.) and its consolidated subsidiaries, which include ETO. References to the “Parent Company” mean Energy Transfer LP on a stand-alone basis.
RECENT DEVELOPMENTS
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement providing for a $2 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement will be unsecured and will be guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.
Borrowings under the term loan agreement will bear interest at a eurodollar rate or a base rate, at ETO’s option, plus an applicable margin. The applicable margin and applicable rate used in connection with the interest rates are based on the credit ratings assigned to the senior, unsecured, non-credit enhanced long-term debt of ETO.
Acquisition of SemGroup by ET
On September 16, 2019, the Partnership entered into a definitive merger agreement to acquire SemGroup in a unit and cash transaction. Total consideration, including the assumption of debt, is approximately $5 billion, based on the closing price of the Partnership’s Common Units on September 13, 2019. The transaction is expected to close in late 2019 or early 2020, subject to the approval by SemGroup’s stockholders and other customary regulatory approvals. The Partnership expects to contribute the SemGroup assets to ETO subsequent to closing the acquisition.
J.C. Nolan
On July 1, 2019, ETO entered into a joint venture with Sunoco LP, under which ETO will operate a pipeline that will transport diesel fuel from Hebert, Texas to a terminal near Midland, Texas on behalf of the joint venture. The diesel fuel pipeline had an initial capacity of 30,000 barrels per day and was successfully commissioned in August 2019.
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
Quarterly Cash Distribution
In October 2019, ET announced its quarterly distribution of 0.3050 per unit ($1.22 annualized) on ET common units for the quarter ended September 30, 2019.
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

Also included in the March 15, 2018 proposals is a Notice of Proposed Rulemaking (“NOPR”) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, the FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information and to make an election on how to treat its existing rates. The Final Rule suggests that this information will allow the FERC and other stakeholders to evaluate the impacts of the Tax Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC regulated natural gas pipeline select one of four options to address changes to the pipeline’s revenue requirements as a result of the tax reductions: file a limited Natural Gas Act (“NGA”) Section 4 filing reducing its rates to reflect the reduced tax rates, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Trunkline, ETC Tiger Pipeline, LLC and Panhandle filed their respective FERC Form No. 501-Gs on October 11, 2018. FEP, Lake Charles LNG and certain other operating subsidiaries filed their respective FERC Form No. 501-Gs on or about November 8, 2018, and Rover, FGT, Transwestern and MEP filed their respective FERC Form No. 501-Gs on or about December 6, 2018. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing.  Panhandle filed a cost and revenue study on April 1, 2019. Panhandle filed a NGA Section 4 rate case on August 30, 2019.
By order issued October 1, 2019, the Section 5 and Section 4 cases were consolidated. An initial decision is expected to be issued in the first quarter of 2021. By order issued February 19, 2019, the FERC initiated a review of Southwest Gas’ existing rates pursuant to Section 5 of the Natural Gas Act to determine whether the rates currently charged by Southwest Gas are just and reasonable and set the matter for hearing.  Southwest Gas filed a cost and revenue study on May 6, 2019.  On July 10, 2019, Southwest filed an Offer of Settlement in this Section 5 proceeding, which settlement was supported or not opposed by Commission Trial Staff and all active parties. Sea Robin Pipeline Company filed a Section 4 rate case on November 30, 2018.  A procedural schedule was ordered with a hearing date in the 4th quarter of 2019.  Sea Robin Pipeline Company has reached a settlement of this proceeding, with a settlement filed July 22, 2019. The settlement was approved by the FERC by order dated October 17, 2019.
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
Results of Operations
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Segment Adjusted EBITDA and consolidated Adjusted EBITDA reflect amounts for unconsolidated affiliates based on the same recognition and measurement methods used to record equity in earnings of unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA and consolidated Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.  The use of Segment Adjusted EBITDA or Adjusted EBITDA related to unconsolidated affiliates as an analytical tool should be limited accordingly.
Segment Adjusted EBITDA, as reported for each segment in the table below, is analyzed for each segment in the section titled “Segment Operating Results.” Adjusted EBITDA is a non-GAAP measure used by industry analysts, investors, lenders and rating agencies to assess the financial performance and the operating results of the Partnership’s fundamental business activities and should not be considered in isolation or as a substitution for net income, income from operations, cash flows from operating activities or other GAAP measures.

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$235	$221	$14	$777	$621	$156
Interstate transportation and storage	442	459	(17)	1,358	1,200	158
Midstream	411	434	(23)	1,205	1,225	(20)
NGL and refined products transportation and services	667	498	169	1,923	1,410	513
Crude oil transportation and services	700	682	18	2,257	1,694	563
Investment in Sunoco LP	192	208	(16)	497	457	40
Investment in USAC	104	90	14	310	185	125
All other	35	(15)	50	80	49	31
Adjusted EBITDA (consolidated)	2,786	2,577	209	8,407	6,841	1,566
Depreciation, depletion and amortization	(784)	(750)	(34)	(2,343)	(2,109)	(234)
Interest expense, net of interest capitalized	(579)	(535)	(44)	(1,747)	(1,511)	(236)
Impairment losses	(12)	—	(12)	(62)	—	(62)
Gains (losses) on interest rate derivatives	(175)	45	(220)	(371)	117	(488)
Non-cash compensation expense	(27)	(27)	—	(85)	(82)	(3)
Unrealized gains (losses) on commodity risk management activities	64	97	(33)	90	(255)	345
Losses on extinguishments of debt	—	—	—	(18)	(106)	88
Inventory valuation adjustments	(26)	(7)	(19)	71	50	21
Adjusted EBITDA related to unconsolidated affiliates	(161)	(179)	18	(470)	(503)	33
Equity in earnings of unconsolidated affiliates	82	87	(5)	224	258	(34)
Adjusted EBITDA related to discontinued operations	—	—	—	—	25	(25)
Other, net	47	33	14	67	59	8
Income from continuing operations before income tax expense	1,215	1,341	(126)	3,763	2,784	979
Income tax (expense) benefit from continuing operations	(54)	52	(106)	(214)	(6)	(208)
Income from continuing operations	1,161	1,393	(232)	3,549	2,778	771
Loss from discontinued operations, net of income taxes	—	(2)	2	—	(265)	265
Net income	$1,161	$1,391	$(230)	$3,549	$2,513	$1,036
Adjusted EBITDA (consolidated). For the three months ended September 30, 2019 compared to the same period last year, Adjusted EBITDA increased $209 million, or 8%. The increase was primarily due to the impact of multiple revenue-generating assets being placed in service and recent acquisitions, as well as increased demand for services on existing assets. The impact of new assets included the Mariner East 2 pipeline (a $50 million impact (net of $27 million in fees from our marketing affiliate) to the NGL and refined products transportation and services and midstream segments), our sixth fractionator (a $25 million impact to the NGL and refined products transportation and services segment) and higher throughput volumes from the Permian region on our Texas

NGL pipeline (a $80 million impact to the NGL and refined products and transportation services segment). The remainder of the increase in Adjusted EBITDA was primarily due to stronger demand on existing assets.
For the nine months ended September 30, 2019 compared to the same period last year, Adjusted EBITDA increased $1.57 billion, or 23%. The increase was primarily due to the impact of multiple revenue-generating assets being placed in service and recent acquisitions, as well as increased demand for services on existing assets. The impact of new assets included the Mariner East 2 pipeline (a $131 million impact (net of $44 million in fees from our marketing affiliate) to the NGL and refined products transportation and services segment), our fifth and sixth fractionators (a $114 million impact to the NGL and refined products transportation and services segment), and the Rover pipeline (a $108 million impact to the interstate transportation and storage segment). The remainder of the increase in Adjusted EBITDA was primarily due to stronger demand on existing assets, including higher throughput volumes from the Permian region on our Texas NGL and crude pipelines (a $175 million impact to the NGL and refined products transportation and services segment and a $355 million impact to the crude oil transportation and services segment) and higher throughput on the Bakken pipeline (a $188 million impact to the crude oil transportation and services segment). The increase in Adjusted EBITDA also reflected the impact of realized gains from pipeline optimization activity (an increase of $96 million to the midstream segment), as well as an increase of $125 million in our investment in USAC segment primarily due to the consolidation of USAC beginning April 2, 2018.
Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2019 compared to the same periods last year primarily due to additional depreciation and amortization from assets recently placed in service. For the nine months ended September 30, 2019, depreciation, depletion and amortization also increased due to the acquisition of USAC on April 2, 2018.
Interest Expense, Net of Capitalized Interest. Interest expense, net of capitalized interest, for the three and nine months ended September 30, 2019 increased primarily due to the following:

•
increases of $27 million and $168 million, respectively, recognized by the Partnership (excluding Sunoco LP and USAC, which are discussed below) primarily due to to increases in ETO’s long-term debt. The increases also reflect higher interest rates on floating rate borrowings, as well as the impact of reductions of $10 million and $77 million, respectively, in capitalized interest due to the completion of major projects in 2018;

•
an increase of $7 million for the three months ended September 30, 2019 recognized by USAC primarily due to its senior notes issuance in March 2019 and an increase of $43 million for the nine months ended September 30, 2019 primarily due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC; and

•	increases of $10 million and $25 million, respectively, recognized by Sunoco LP primarily related to an increase in Sunoco LP’s total long-term debt.
Impairment Losses. Due to a decrease in the demand for storage on the Partnership’s interstate transportation and storage segment Southwest Gas natural gas storage assets, the Partnership performed an interim impairment test on the assets of Southwest Gas during the three months ended September 30, 2019. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $12 million related to Southwest Gas, primarily due to decreases in projected future revenues and cash flows.  No other impairments of the Partnership’s other assets were identified. In addition, for the nine months ended September 30, 2019, Sunoco LP recognized an asset impairment of $47 million on assets held for sale related to its Fulton, New York ethanol plant, and USAC recognized an asset impairment of $3 million related to certain compression equipment.
Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2019 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. Losses on extinguishments of debt for the nine months ended September 30, 2018 resulted from Sunoco LP’s senior note and term loan redemption in January 2018.
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
Other, net. For the three and nine months ended September 30, 2019 compared to the same periods last year, the increase in other, net is primarily due to a gain recorded as a result of a change in accounting for our investment in an unconsolidated affiliate.
Income Tax (Expense) Benefit. For the three months ended September 30, 2019 compared to the same period in the prior year, income tax expense increased due to the recognition of a favorable state tax rate change in the prior period. For the nine months ended September 30, 2019 compared to the same period last year, income tax expense increased primarily due to the recognition of a favorable state tax rate change in the prior period and an increase in income before tax expense at our corporate subsidiaries in the current period.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$44	$42	$2	$115	$102	$13
FEP	15	14	1	43	41	2
MEP	1	7	(6)	15	24	(9)
Other	22	24	(2)	51	91	(40)
Total equity in earnings of unconsolidated affiliates	$82	$87	$(5)	$224	$258	$(34)

Adjusted EBITDA related to unconsolidated affiliates:
Citrus	$92	$96	$(4)	$260	$256	$4
FEP	19	19	—	56	56	—
MEP	13	20	(7)	52	62	(10)
Other	37	44	(7)	102	129	(27)
Total Adjusted EBITDA related to unconsolidated affiliates	$161	$179	$(18)	$470	$503	$(33)

Distributions received from unconsolidated affiliates:
Citrus	$54	$52	$2	$128	$125	$3
FEP	20	18	2	53	50	3
MEP	7	9	(2)	33	40	(7)
Other	22	34	(12)	80	76	4
Total distributions received from unconsolidated affiliates	$103	$113	$(10)	$294	$291	$3
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

•
Adjusted EBITDA related to unconsolidated affiliates. Adjusted EBITDA related to unconsolidated affiliates excludes the same items with respect to the unconsolidated affiliate as those excluded from the calculation of Segment Adjusted EBITDA, such as interest, taxes, depreciation, depletion, amortization and other non-cash items. Although these amounts are excluded from Adjusted EBITDA related to unconsolidated affiliates, such exclusion should not be understood to imply that we have control over the operations and resulting revenues and expenses of such affiliates. We do not control our unconsolidated affiliates; therefore, we do not control the earnings or cash flows of such affiliates.

In the following analysis of segment operating results, a measure of segment margin is reported for segments with sales revenues. Segment margin is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment margin is similar to the GAAP measure of gross margin, except that segment margin excludes charges for depreciation, depletion and amortization. Among the GAAP measures reported by the Partnership, the most directly comparable measure to segment margin is Segment Adjusted EBITDA; a reconciliation of segment margin to Segment Adjusted EBITDA is included in the following tables for each segment where segment margin is presented.
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Natural gas transported (BBtu/d)	12,560	12,146	414	12,221	10,592	1,629
Withdrawals from storage natural gas inventory (BBtu)	—	—	—	—	17,703	(17,703)
Revenues	$764	$922	$(158)	$2,385	$2,610	$(225)
Cost of products sold	501	638	(137)	1,473	1,888	(415)
Segment margin	263	284	(21)	912	722	190
Unrealized (gains) losses on commodity risk management activities	19	(12)	31	3	33	(30)
Operating expenses, excluding non-cash compensation expense	(48)	(51)	3	(137)	(141)	4
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(7)	—	(20)	(20)	—
Adjusted EBITDA related to unconsolidated affiliates	7	6	1	18	26	(8)
Other	1	1	—	1	1	—
Segment Adjusted EBITDA	$235	$221	$14	$777	$621	$156
Volumes. For the three months ended September 30, 2019 compared to the same period last year, transported volumes increased primarily due to increased utilization of our Texas pipelines.

For the nine months ended compared to the same period last year, transported volumes increased primarily due to the impact of reflecting RIGS as a consolidated subsidiary beginning in April 2018 and the impact of the Red Bluff Express pipeline coming online in May 2018, as well as the impact of favorable market pricing spreads.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Transportation fees	$150	$141	$9	$452	$392	$60
Natural gas sales and other (excluding unrealized gains and losses)	112	110	2	405	309	96
Retained fuel revenues (excluding unrealized gains and losses)	14	16	(2)	37	42	(5)
Storage margin (excluding unrealized gains and losses)	6	5	1	21	12	9
Unrealized gains (losses) on commodity risk management activities	(19)	12	(31)	(3)	(33)	30
Total segment margin	$263	$284	$(21)	$912	$722	$190
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $9 million in transportation fees primarily due to increased utilization of our Texas pipelines;

•	an increase of $2 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity; and

•	an increase of $1 million in realized storage margin primarily due to higher storage fees; partially offset by

•	a decrease of $2 million in retained fuel revenue primarily due to lower gas prices.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $96 million in realized natural gas sales and other due to higher realized gains from pipeline optimization activity;

•
an increase of $36 million in transportation fees, excluding the impact of consolidating RIGS as discussed below, primarily due to new contracts, as well as the impact of the Red Bluff Express pipeline coming online in May 2018, as well as new contracts;

•
a net increase of $11 million due to the consolidation of RIGS beginning in April 2018, resulting in increases in transportation fees, retained fuel revenues and operating expenses of $24 million, $2 million, and $6 million, respectively, and a decrease of $9 million in Adjusted EBITDA related to unconsolidated affiliates; and

•
an increase of $9 million in realized storage margin primarily due to a realized adjustment to the Bammel storage inventory of $25 million in 2018, and higher storage fees, partially offset by a $13 million decrease primarily due to no physical withdrawals and a $5 million decrease in realized derivative gains; partially offset by

•	a decrease of $5 million in retained fuel revenues primarily due to lower natural gas prices.

Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Natural gas transported (BBtu/d)	11,407	10,155	1,252	11,254	9,029	2,225
Natural gas sold (BBtu/d)	17	18	(1)	18	17	1
Revenues	$479	$445	$34	$1,470	$1,187	$283
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(141)	(104)	(37)	(425)	(312)	(113)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(17)	(20)	3	(49)	(55)	6
Adjusted EBITDA related to unconsolidated affiliates	124	135	(11)	368	374	(6)
Other	(3)	3	(6)	(6)	6	(12)
Segment Adjusted EBITDA	$442	$459	$(17)	$1,358	$1,200	$158
Volumes. For the three and nine months ended September 30, 2019 compared to the same period last year, transported volumes reflected an increase of 1,252 BBtu/d and 2,225 BBtu/d, respectively, as a result of the following: the Rover pipeline being placed fully in-service in November 2018; production increases in the Haynesville Shale and deliveries to intrastate markets resulting in increased deliveries off of our Tiger pipeline; and increased utilization of higher contracted capacity on the Panhandle and Trunkline pipelines.
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
an increase of $37 million in operating expenses primarily due to an increase to ad valorem expenses of $48 million on the Rover pipeline system due to placing the final portions of this asset into service, partially offset by $5 million in lower maintenance expenditures and $4 million in lower storage lease expenses on our Panhandle system due to lower leased capacity; and

•
a decrease in EBITDA from unconsolidated affiliates of $11 million primarily resulting from a $7 million decrease due to lower earnings from MEP as a result of lower capacity being re-contracted and lower rates on expiring contracts, and a $3 million decrease due to Citrus resulting from the Texas Brine settlement being received in 2018; partially offset by

•	an increase of $24 million in reservation fees from placing the Rover pipeline fully in-service and $7 million from increased utilization of our Transwestern and Trunkline pipelines; and

•	an increase of $4 million in interruptible transportation volumes due to improved market conditions on our Rover, Transwestern, Trunkline and Panhandle pipeline systems.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $228 million from placing the Rover pipeline in-service;

•
an increase of $39 million in reservation and usage fees due to improved market conditions allowing us to successfully bring new volumes to the system at improved rates, primarily on our Rover, Transwestern, Tiger and Panhandle systems;

•	an increase of $8 million on our Panhandle pipeline system primarily from additional gas processing revenues;

•	an increase of $4 million from increased rates and additional volume delivered from the Sea Robin pipeline as a result of fewer third-party supply interruptions compared to the prior period; and

•	a decrease of $6 million in selling, general and administrative expenses primarily due to lower excise tax on our Rover system; partially offset by

•	an increase of $113 million in operating expense primarily due to a reverse to ad valorem taxes on the Rover pipeline system due to placing the final portions of this asset into service; and

•
a decrease of $6 million in Adjusted EBITDA from unconsolidated affiliates primarily due to a $10 million decrease in earnings from MEP as a result of lower capacity being re-contracted and lower rates on expiring contracts, offset by a $3 million increase from new fixed transportation contracts on Citrus.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Gathered volumes (BBtu/d)	13,955	12,774	1,181	13,278	11,890	1,388
NGLs produced (MBbls/d)	574	583	(9)	567	533	34
Equity NGLs (MBbls/d)	30	32	(2)	32	31	1
Revenues	$1,580	$2,253	$(673)	$4,496	$5,741	$(1,245)
Cost of products sold	953	1,631	(678)	2,678	3,973	(1,295)
Segment margin	627	622	5	1,818	1,768	50
Operating expenses, excluding non-cash compensation expense	(202)	(179)	(23)	(574)	(512)	(62)
Selling, general and administrative expenses, excluding non-cash compensation expense	(21)	(19)	(2)	(63)	(59)	(4)
Adjusted EBITDA related to unconsolidated affiliates	6	9	(3)	21	25	(4)
Other	1	1	—	3	3	—
Segment Adjusted EBITDA	$411	$434	$(23)	$1,205	$1,225	$(20)
Volumes. For the three months ended September 30, 2019 compared to the same period last year, gathered volumes increased primarily due to new production in the Northeast, South Texas and Permian regions. For the three months ended September 30, 2019 compared to the same period last year, NGL production decreased due to ethane rejection in the South Texas and North Texas regions. For the nine months ended September 30, 2019 compared to the same period last year, gathered volumes and NGL production increased in the Northeast, North Texas, South Texas, Permian and Ark-La-Tex regions.
Segment Margin. The table below presents the components of our midstream segment margin.  For the prior periods included in the table below, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect the reclassification of certain contractual minimum fees, in order to conform to the current period classification.  For the three and nine months ended September 30, 2018, a total of $2 million and $11 million, respectively, was reclassified from fee-based margin to non-fee-based margin.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Gathering and processing fee-based revenues	$517	$458	$59	$1,488	$1,319	$169
Non-fee-based contracts and processing	110	164	(54)	330	449	(119)
Total segment margin	$627	$622	$5	$1,818	$1,768	$50
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•
a decrease of $54 million in non-fee-based margin due to lower NGL prices of $51 million and lower gas prices of $14 million, partially offset by an increase of $11 million from increased throughput volumes in the Permian region;

•	an increase of $2 million in selling, general and administrative expenses due to an increase in allocated overhead costs; and

•	an increase of $23 million in operating expenses primarily due to increases in outside services, maintenance project costs, and employee costs; partially offset by

•	an increase of $59 million in fee-based margin due to volume growth in the Northeast, Permian and South Texas regions, offset by declines in the Mid-Continent/Panhandle regions.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net effects of the following:

•
a decrease of $119 million in non fee-based margin due primarily to lower NGL prices of $123 million and lower gas prices of $37 million, partially offset by an increase of $41 million due to increased throughput volume in the North Texas, South Texas and Permian regions;

•	an increase of $62 million in operating expenses primarily due to increases of $27 million in outside services, $12 million in maintenance project costs, and $12 million in employee costs; and

•	an increase of $4 million in selling, general and administrative expenses primarily due to an insurance payment received in the prior period; partially offset by

•
an increase of $169 million in fee-based margin due to volume growth in the Northeast, Permian, Ark-La-Tex, North Texas and South Texas regions, offset by declines in the Mid-Continent/Panhandle regions.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
NGL transportation volumes (MBbls/d)	1,346	1,086	260	1,277	997	280
Refined products transportation volumes (MBbls/d)	552	627	(75)	599	628	(29)
NGL and refined products terminal volumes (MBbls/d)	963	858	105	948	784	164
NGL fractionation volumes (MBbls/d)	713	567	146	697	505	192
Revenues	$2,878	$3,063	$(185)	$8,521	$8,177	$344
Cost of products sold	1,962	2,429	(467)	6,136	6,356	(220)
Segment margin	916	634	282	2,385	1,821	564
Unrealized losses on commodity risk management activities	(81)	26	(107)	15	26	(11)
Operating expenses, excluding non-cash compensation expense	(167)	(168)	1	(471)	(448)	(23)
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(17)	(5)	(67)	(52)	(15)
Adjusted EBITDA related to unconsolidated affiliates	24	23	1	63	63	—
Other	(3)	—	(3)	(2)	—	(2)
Segment Adjusted EBITDA	$667	$498	$169	$1,923	$1,410	$513
Volumes. For the three and nine months ended September 30, 2019 compared to the same periods last year, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions. In addition, NGL transportation volumes on our Northeast assets increased due to the initiation of service on the Mariner East 2 pipeline system.
Refined products transportation volumes decreased for the three and nine months ended September 30, 2019 compared to the same periods last year primarily due to the closure of the Philadelphia Energy Services refinery during the third quarter of 2019.
NGL and refined products terminal volumes increased for the three and nine months ended September 30, 2019 compared to the same periods last year primarily due to the initiation of service on our Mariner East 2 pipeline which commenced operations in the fourth quarter of 2018.

Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three and nine months ended September 30, 2019 compared to the same periods last year primarily due to the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Transportation margin	$474	$322	$152	$1,259	$878	$381
Fractionators and refinery services margin	171	141	30	491	365	126
Terminal services margin	175	130	45	478	353	125
Storage margin	57	50	7	166	154	12
Marketing margin	(42)	17	(59)	6	97	(91)
Unrealized losses on commodity risk management activities	81	(26)	107	(15)	(26)	11
Total segment margin	$916	$634	$282	$2,385	$1,821	$564
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $152 million in transportation margin primarily due to an $87 million increase resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $54 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, and an $11 million increase due to higher throughput volumes received from the Barnett and Southeast Texas regions;

•	an increase of $45 million in terminal services margin primarily due to the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018;

•
an increase of $30 million in fractionation and refinery services margin primarily resulting from the commissioning of our sixth fractionator in February 2019 and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a $3 million decrease resulting from a reclassification between our fractionation and storage margins; and

•
an increase of $7 million in storage margin primarily due to a $3 million increase from throughput pipeline fees collected at our Mont Belvieu storage facility, a $3 million increase resulting from a reclassification between our storage and fractionation margins; partially offset by

•
a decrease of $59 million in marketing margin primarily due to lower optimization gains resulting from less favorable market conditions and an $8 million write down on the value of stored NGL inventory; and

•	an increase of $5 million in selling, general and administrative expenses due to a $3 million increase in allocated overhead costs and a $2 million increase in legal fees.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $381 million in transportation margin primarily due to a $180 million increase resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $177 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, and a $21 million increase due to higher throughput volumes from the Barnett and Southeast Texas regions;

•
an increase of $126 million in fractionation and refinery services margin primarily due to a $142 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a $10 million decrease resulting from a reclassification between our fractionation and storage margins and an $8 million decrease in refinery services margin primarily due to lower pricing spreads;

•
an increase of $125 million in terminal services margin primarily due to a $130 million increase due to the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018 and a $10 million increase due to higher throughput at our refined product terminals in the Northeast. These increases were partially offset by a $16 million decrease due to lower volumes from third party pipeline, truck and rail delivered into our Marcus Hook terminal; and

•	an increase of $12 million in storage margin primarily due to a $10 million increase resulting from a reclassification between our storage and fractionation margins; partially offset by

•
a decrease of $91 million in marketing margin primarily due to lower optimization gains resulting from less favorable market conditions and an $8 million write down on the value of stored NGL inventory;

•
an increase of $23 million in operating expenses primarily due to an $18 million increase in employee and ad valorem expenses on our terminals and fractionation assets and a $15 million increase in utility costs to operate our pipelines and fifth and sixth fractionators, which commenced service in July 2018 and February 2019, respectively. These increases were partially offset by an $11 million decrease in outside services on our transportation and terminal assets; and

•
an increase of $15 million iin selling, general and administrative expenses due to a $6 million increase in allocated overhead costs, a $4 million increase in legal fees, a $2 million increase in insurance expenses, a $2 million increase in employee costs, and a $2 million increase in management fees.

Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Crude transportation volumes (MBbls/d)	4,661	4,276	385	4,638	4,119	519
Crude terminals volumes (MBbls/d)	1,905	2,134	(229)	2,125	2,060	65
Revenues	$4,453	$4,438	$15	$13,685	$12,986	$699
Cost of products sold	3,620	3,494	126	10,857	11,032	(175)
Segment margin	833	944	(111)	2,828	1,954	874
Unrealized (gains) losses on commodity risk management activities	(2)	(118)	116	(100)	187	(287)
Operating expenses, excluding non-cash compensation expense	(110)	(126)	16	(410)	(397)	(13)
Selling, general and administrative expenses, excluding non-cash compensation expense	(21)	(22)	1	(61)	(64)	3
Adjusted EBITDA related to unconsolidated affiliates	1	4	(3)	—	14	(14)
Other	(1)	—	(1)	—	—	—
Segment Adjusted EBITDA	$700	$682	$18	$2,257	$1,694	$563
Volumes. For the three and nine months ended September 30, 2019 compared to the same periods last year, crude transportation and terminal volumes benefited from an increase in barrels through our existing Texas pipelines and our Bakken pipeline. Crude terminal volumes decreased for the three month period as a result of the closure of a refinery that was the primary customer utilizing one of our northeast crude terminals.
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $5 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $63 million increase from higher throughput on our Texas crude pipeline system primarily due to increased production from the Permian region, a $50 million increase from higher throughput on the Bakken pipeline, and a $6 million increase from higher ship loading and tank rental fees at our Nederland terminal; partially offset by a $106 million decrease (excluding a net change of $116 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from non-cash inventory valuation adjustments and lower basis differentials between the Permian producing region and the Nederland terminal on the Gulf Coast, as well as a $5 million decrease due to lower throughput volumes at our refinery terminal in the Northeast. The remainder of the offsetting decrease was primarily attributable to a change in the presentation of certain intrasegment transactions, which were eliminated in the current period presentation but were shown on a gross basis in revenues and operating expenses in the prior period;

•	a decrease of $16 million in operating expenses primarily due to the impact of certain intrasegment transactions discussed above, partially offset by a $17 million increase in ad valorem taxes; and

•	a decrease of $3 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:

•
an increase of $587 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $355 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from Permian producers, a $216 million favorable variance resulting from increased throughput on the Bakken pipeline, a $26 million increase primarily from higher throughput, ship loading and tank rental fees at our Nederland terminal, and an $8 million increase (excluding a net change of $287 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily resulting from improved basis differentials between the Permian and Bakken producing regions to our Nederland terminal on the Texas Gulf Coast, partially offset by a $6 million decrease due to lower throughput volumes at our refinery terminal in the Northeast. The remainder of the offsetting decrease was primarily attributable to a change in the presentation of certain intrasegment transactions, which were eliminated in the current period presentation but were shown on a gross basis in revenues and operating expenses in the prior period; and

•
an increase of $13 million in operating expenses primarily due to a $34 million increase in throughput related costs on existing assets, and a $7 million increase in ad valorem taxes, partially offset by a$10 million decrease in management fees, as well as the impact of certain intrasegment transactions discussed above; and

•	a decrease of $14 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.
Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues	$4,331	$4,761	$(430)	$12,498	$13,117	$(619)
Cost of products sold	4,039	4,428	(389)	11,567	12,178	(611)
Segment margin	292	333	(41)	931	939	(8)
Unrealized gains on commodity risk management activities	(1)	—	(1)	(4)	—	(4)
Operating expenses, excluding non-cash compensation expense	(94)	(106)	12	(281)	(324)	43
Selling, general and administrative expenses, excluding non-cash compensation expense	(36)	(30)	(6)	(91)	(93)	2
Adjusted EBITDA related to unconsolidated affiliates	1	—	1	1	—	1
Inventory valuation adjustments	26	7	19	(71)	(50)	(21)
Adjusted EBITDA related to discontinued operations	—	—	—	—	(25)	25
Other	4	4	—	12	10	2
Segment Adjusted EBITDA	$192	$208	$(16)	$497	$457	$40
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.

Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased due to the net impacts of the following:

•
a decrease of $23 million in segment margin, excluding inventory valuation adjustments and unrealized gains and losses on commodity risk management activities, primarily due to a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier in the prior period, partially offset by an increase in motor fuel gallons sold; partially offset by

•	a net decrease of $6 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation, primarily as a result of lower lease expense and utilities.
Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•
an aggregate decrease of $45 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation, primarily due to the conversion of 207 retail sites to commission agent sites in April 2018; and

•	an increase of $25 million in Adjusted EBITDA from discontinued operations due to Sunoco LP’s retail divestment in January 2018; partially offset by

•
a decrease of $33 million in segment margin, excluding inventory valuation adjustments and unrealized gains and losses on commodity risk management activities, primarily due to a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier in the prior period and an $8 million one-time charge related to a reserve for an open contractual dispute in the current period, partially offset by an increase in motor fuel gallons sold.

Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues	$175	$169	$6	$520	$336	$184
Cost of products sold	23	24	(1)	69	44	25
Segment margin	152	145	7	451	292	159
Operating expenses, excluding non-cash compensation expense	(35)	(42)	7	(102)	(80)	(22)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(15)	2	(39)	(34)	(5)
Other	—	2	(2)	—	7	(7)
Segment Adjusted EBITDA	$104	$90	$14	$310	$185	$125
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:

•	an increase of $7 million in segment margin primarily due to an increase in demand for compression services driven by increased U.S. production of crude oil and natural gas;

•
a decrease of $7 million in operating expenses primarily due to a $3 million decrease in outside maintenance services, a $2 million decrease in ad valorem taxes primarily due to prior year refunds received in the current period, a $2 million decrease in direct labor costs, and a $1 million decrease in indirect expenses, such as transportation and freight, partially offset by a $3 million increase in parts and fluids expenses as a result of higher revenue generating horsepower; and

•	a decrease of $2 million in selling, general and administrative expenses primarily due to transaction related expenses as a result of transactions completed during 2018.
Amounts reflected above for the nine months ended September 30, 2019 reflects the consolidated results of USAC. Changes between periods are primarily due to the consolidation of USAC beginning April 2, 2018, the date ET obtained control of USAC.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues	$441	$525	$(84)	$1,276	$1,599	$(323)
Cost of products sold	393	500	(107)	1,138	1,421	(283)
Segment margin	48	25	23	138	178	(40)
Unrealized (gains) losses on commodity risk management activities	1	7	(6)	(4)	9	(13)
Operating expenses, excluding non-cash compensation expense	(39)	(9)	(30)	(52)	(50)	(2)
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(35)	24	(45)	(83)	38
Adjusted EBITDA related to unconsolidated affiliates	—	2	(2)	1	1	—
Other and eliminations	36	(5)	41	42	(6)	48
Segment Adjusted EBITDA	$35	$(15)	$50	$80	$49	$31
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•
a noncontrolling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; subsequent to the August 2018 reorganization, ETO holds an approximately 7.4% interest in PES and no longer reflects PES as an affiliate; and

•	our investment in coal handling facilities.
Segment Adjusted EBITDA. For the three months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impacts of the following:

•	an increase of $3 million from power trading activities;

•	an increase of $5 million in optimized gains on residue gas sales;

•	an increase of $5 million from settled derivatives;

•	an increase of $6 million from the recognition of deferred revenue related to a bankruptcy; and

•
a decrease of $24 million in selling, general and administrative expenses, which includes a decrease of $9 million in merger and acquisition expenses, a decrease of $6 million in professional fees, and a decrease of $4 million in insurance expenses.

Segment Adjusted EBITDA. For the nine months ended September 30, 2019 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	an increase of $13 million in gains from park and loan and storage activity;

•	an increase of $9 million in optimized gains on residue gas sales;

•	an increase of $6 million from the recognition of deferred revenue related to a bankruptcy; and

•	a decrease of $38 million in selling, general and administrative expenses primarily due to lower merger and acquisition and other expenses; partially offset by

•	a decrease of $36 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC Segment; and

•	a decrease of $5 million due to lower revenue from our compressor equipment business.

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
ETO currently expects capital expenditures in 2019 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$75	$100	$35	$40
Interstate transportation and storage (1)	250	275	145	150
Midstream	675	700	145	150
NGL and refined products transportation and services	2,475	2,500	90	100
Crude oil transportation and services (1)	300	325	100	110
All other (including eliminations)	150	175	50	55
Total capital expenditures	$3,925	$4,075	$565	$605

(1)	Includes capital expenditures related to ETO’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
For 2020, ETO expects growth capital expenditures to be approximately $4 billion, excluding Sunoco LP, USAC and expenditures related to the SemGroup acquisition.
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
Sunoco LP
Excluding acquisitions, Sunoco LP currently expects to spend approximately $115 million on growth capital and $40 million on maintenance capital for the full year 2019.

USAC
USAC currently plans to spend approximately $28 million in maintenance capital expenditures during 2019, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $145 million and $155 million in expansion capital expenditures during 2019. As of September 30, 2019, USAC has binding commitments to purchase $48 million of additional compression units and serialized parts, all of which USAC expects to be delivered throughout 2019 and 2020.
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
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Cash provided by operating activities during 2019 was $5.97 billion as compared to $5.30 billion for 2018 and income from continuing operations was $3.55 billion and $2.78 billion for 2019 and 2018, respectively. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2019 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $247 million and other non-cash items totaling $2.44 billion.
The non-cash activity in 2019 and 2018 consisted primarily of depreciation, depletion and amortization of $2.34 billion and $2.11 billion, respectively, non-cash compensation expense of $85 million and $82 million, respectively, inventory valuation adjustments of $71 million and $50 million, respectively, and deferred income taxes of $191 million and $1 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2019 and 2018 of $18 million and $106 million, respectively, impairment losses of $62 million in 2019.
Unconsolidated affiliate activity in 2019 and 2018 consisted of equity in earnings of $224 million and $258 million, respectively, and cash distributions received of $254 million and $220 million, respectively.
Cash paid for interest, net of capitalized interest, was $1.57 billion and $1.41 billion for the nine months ended September 30, 2019 and 2018, respectively.
Capitalized interest was $145 million and $222 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Cash used in investing activities during 2019 was $4.42 billion as compared to $4.76 billion for 2018. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2019 were $4.12 billion compared to $5.08 billion for 2018. Additional detail related to our capital expenditures is provided in the table below. During 2019, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $7 million in cash for all other acquisitions. During 2018, we received $461 million of net cash proceeds related to the USAC acquisition and paid $233 million in cash for all other acquisitions.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) for the nine months ended September 30, 2019:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage (1)	$61	$39	$100
Interstate transportation and storage	194	95	289
Midstream	535	105	640
NGL and refined products transportation and services	1,956	69	2,025
Crude oil transportation and services	239	58	297
Investment in Sunoco LP	80	23	103
Investment in USAC	137	22	159
All other (including eliminations)	134	29	163
Total capital expenditures	$3,336	$440	$3,776

(1)
For the nine months ended September 30, 2019, growth capital expenditures for the intrastate transportation and storage segment reflect the proceeds received from the sale of a noncontrolling interest in the Red Bluff Express pipeline, which was based on capital expenditures from prior periods.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Cash used in financing activities during 2019 was $1.75 billion as compared to $3.21 billion for 2018. During 2019, our subsidiaries received $780 million in net proceeds from offerings of subsidiary units. In 2018, our subsidiaries received $1.39 billion in net proceeds from offerings of subsidiary units. During 2019, we had a net increase in our debt level of $878 million compared to a net decrease of $1.20 billion for 2018. In 2019 and 2018, we paid debt issuance costs of $114 million and $188 million, respectively.
In 2019, we paid distributions of $2.30 billion to our partners and our subsidiaries paid distributions of $1.27 billion to noncontrolling interests. In 2018, we paid distributions of $886 million to our partners and our subsidiaries paid distributions of $2.74 billion to noncontrolling interests. In addition, our subsidiaries received capital contributions of $278 million in cash from noncontrolling interests in 2019 compared to $438 million in 2018.
Discontinued Operations
Cash flows from discontinued operations reflect cash flows related to Sunoco LP’s retail divestment.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. There were no cash flows related to discontinued operations during 2019. Cash provided by discontinued operations during 2018 was $2.74 billion, resulting from cash used in operating activities of $480 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2019	December 31, 2018
Parent Company Indebtedness:
ET Senior Notes due October 2020	$52	$1,187
ET Senior Notes due March 2023	5	1,000
ET Senior Notes due January 2024	23	1,150
ET Senior Notes due June 2027	44	1,000
ET Senior Secured Term Loan	—	1,220
Subsidiary Indebtedness:
ETO Senior Notes (1)	36,117	28,755
Transwestern Senior Notes	575	575
Panhandle Senior Notes	236	385
Bakken Senior Notes	2,500	—
Sunoco LP Senior Notes and lease-related obligations	2,946	2,307
USAC Senior Notes	1,475	725
Credit facilities and commercial paper:
ETO $5.00 billion Revolving Credit Facility due December 2023 (2)	2,608	3,694
Bakken Project $2.50 billion Credit Facility due August 2019	—	2,500
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	154	700
USAC $1.60 billion Revolving Credit Facility due April 2023	395	1,050
Other long-term debt	4	7
Unamortized premiums, net of discounts and fair value adjustments	6	21
Deferred debt issuance costs	(286)	(248)
Total debt	46,854	46,028
Less: current maturities of long-term debt	14	2,655
Long-term debt, less current maturities	$46,840	$43,373

(1)
The increase in ETO Senior Notes during nine months ended September 30, 2019 includes $4.21 billion issued in connection with the ET-ETO senior notes exchange and $4.00 billion issued in the January 2019 senior notes offering, both of which are discussed below. The September 30, 2019 balance also includes a $250 million aggregate principal amount of 5.50% senior notes due February 15, 2020 and a $400 million aggregate principal amount of 5.75% note due September 1, 2020 that were classified as long-term as of September 30, 2019 as management has the intent and ability to refinance the borrowing on a long-term basis.

(2)	Includes $2.15 billion and $2.34 billion of commercial paper outstanding at September 30, 2019 and December 31, 2018, respectively.
Recent Transactions
ETO Term Loan
On October 17, 2019, ETO entered into a term loan credit agreement providing for a $2 billion three-year term loan credit facility. Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement will be unsecured and will be guaranteed by our subsidiary, Sunoco Logistics Partners Operations L.P.

Borrowings under the term loan agreement will bear interest at a eurodollar rate or a base rate, at ETO’s option, plus an applicable margin. The applicable margin and applicable rate used in connection with the interest rates are based on the credit ratings assigned to the senior, unsecured, non-credit enhanced long-term debt of ETO.
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
ET-ETO Senior Notes Exchange
In February 2019, ETO commenced offers to exchange all of ET’s outstanding senior notes for senior notes issued by ETO.  Approximately 97% of ET’s outstanding senior notes were tendered and accepted, and substantially all the exchanges settled on March 25, 2019. Following the exchange, the ET senior notes that were not tendered and remain outstanding as of September 30, 2019 were as follows:

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
As of September 30, 2019, the ETO Five-Year Credit Facility had $2.61 billion of outstanding borrowings, $2.15 billion of which was commercial paper. The amount available for future borrowings was $2.32 billion after taking into account letters of credit of $77 million. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 2.77%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 29, 2019. As of September 30, 2019, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of September 30, 2019, the Sunoco LP Credit Facility had $154 million of outstanding borrowings and $8 million in standby letters of credit. As of September 30, 2019 Sunoco LP had $1.34 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 4.04%.

USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of September 30, 2019, the USAC Credit Facility had $395 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2019, USAC had $1.21 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $410 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of September 30, 2019 was 4.73%.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our respective credit agreements as of September 30, 2019.
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
Distributions declared and/or paid subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 8, 2019	February 19, 2019	$0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050
September 30, 2019	November 5, 2019	November 19, 2019	0.3050
Cash Distributions Paid by Subsidiaries
ETO, Sunoco LP and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETO
Distributions on ETO preferred units declared and/or paid by ETO subsequent to December 31, 2018 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E (2)
December 31, 2018	February 1, 2019	February 15, 2019	$31.25	$33.125	$0.4609	$0.4766	$—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609	0.4766	—
June 30, 2019	August 1, 2019	August 15, 2019	31.25	33.125	0.4609	0.4766	0.5806
September 30, 2019	November 1, 2019	November 15, 2019	—	—	0.4609	0.4766	0.4750

(1)	ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series E Preferred Unit distributions related to the period ended June 30, 2019 represent a prorated initial distribution.
Cash Distributions Paid by Sunoco LP
Distributions declared and/or paid by Sunoco LP subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	February 6, 2019	February 14, 2019	$0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255

Cash Distributions Paid by USAC
Distributions declared and/or paid by USAC subsequent to December 31, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2018	January 28, 2019	February 8, 2019	$0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250
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

	September 30, 2019			December 31, 2018
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	20,563	$(2)	$5	16,845	$7	$1
Fixed Swaps/Futures	1,723	—	—	468	—	—
Options – Puts	—	—	—	10,000	—	—
Power (Megawatt):
Forwards	2,847,350	7	7	3,141,520	6	8
Futures	222,440	(1)	—	56,656	—	—
Options – Puts	515,317	—	—	18,400	—	—
Options – Calls	(756,153)	(1)	—	284,800	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(23,653)	(26)	16	(30,228)	(52)	13
Swing Swaps IFERC	22,365	(4)	2	54,158	12	—
Fixed Swaps/Futures	2,323	1	—	(1,068)	19	1
Forward Physical Contracts	(29,492)	3	7	(123,254)	(1)	32
NGLs (MBbls) – Forwards/Swaps	(9,687)	50	46	(2,135)	67	67
Refined Products (MBbls) – Futures	(906)	(2)	5	(1,403)	(8)	6
Crude (MBbls) – Forwards/Swaps	9,510	42	4	20,888	(60)	29
Corn (thousand bushels)	(1,760)	—	1	(1,920)	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(31,703)	1	8	(17,445)	(4)	—
Fixed Swaps/Futures	(31,703)	14	8	(17,445)	(10)	6

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2019, we and our subsidiaries had $3.76 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $38 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2019	December 31, 2018
July 2019(2)	Forward-starting to pay a fixed rate of 3.56% and receive a floating rate	$—	$400
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	—
March 2019	Pay a floating rate and receive a fixed rate of 1.42%	—	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $362 million as of September 30, 2019. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, the Partnership, including certain of its subsidiaries, implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Partnership and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Partnership’s internal control over financial reporting.
Other than as discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 22, 2019 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
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
On February 8, 2019, PADEP filed a Petition to Enforce the Compliance Order with Pennsylvania’s Commonwealth Court. The court issued an Order on February 14, 2019 requiring the submission of an answer to the Petition on or before March 12, 2019, and scheduled a hearing on the Petition for March 26, 2019.  On March 12, 2019, ETC Northeast answered the Petition.  ETC Northeast and PADEP have since agreed to a Stipulated Order regarding the issues raised in the Compliance Order, which obviated the need for a hearing. The Commonwealth Court approved the Stipulated Order on March 26, 2019.  On February 8, 2019, PADEP also issued a Permit Hold on any requests for approvals/permits or permit amendments made by us or any of our subsidiaries for any projects in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board on March 11, 2019. On May 14, 2019, PADEP issued a Compliance Order related to impacts to streams and wetlands. The Partnership filed an appeal of the Streams and Wetlands Compliance Order on June 14, 2019. On August 5, 2019, ETC Northeast and the Partnership received a Subpoena to Compel Documents and Information related to the Revolution pipeline and the Incident. ETC Northeast and the Partnership filed an appeal of the Subpoena on September 4, 2019.
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
ITEM 1A. RISK FACTORS
ET’s entry into a merger agreement whereby ET will acquire SemGroup presents several risks. Some risks are similar to the risks associated with our existing business that have recently been disclosed. However, certain of those risks represent new risks related to our business or existing risks that have become more significant. The following risk factors should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
The failure to successfully combine the businesses of Energy Transfer and SemGroup in the expected time frame may adversely affect Energy Transfer’s future results.
The success of the merger will depend, in part, on the ability of Energy Transfer to realize the anticipated benefits from combining the businesses of Energy Transfer and SemGroup. To realize these anticipated benefits, Energy Transfer’s and SemGroup’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Energy Transfer and SemGroup, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies.

Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Energy Transfer and SemGroup.
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
2.1
Agreement and Plan of Merger, dated as of September 15, 2019, by and among Energy Transfer LP, Nautilus Merger Sub LLC and SemGroup Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 1-32740, filed September 16, 2019)

3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-128097, filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K, File No. 1-32740, filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K, File No. 1-32740, filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q, File No. 1-32740, filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP dated as of August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q, File No. 1-32740, filed August 8, 2019)

10.1
Support Agreement, dated September 15, 2019, between Energy Transfer LP, Nautilus Merger Sub LLC, WP SemGroup Holdco LLC and SemGroup Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 1-32740, filed September 15, 2019)

10.2
Term Loan Credit Agreement dated as of October 17, 2019 among Energy Transfer Operating, L.P., Toronto Dominion (Texas) LLC, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 18, 2019)

10.3
Guaranty dated as of October 17, 2019 between Sunoco Logistics Partners Operations L.P. and Toronto Dominion (Texas) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 18, 2019)

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 7, 2019	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)