Form 10-Q
period 2020-03-31
Energy Transfer LP
filed 2020-05-11
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
At May 7, 2020, the registrant had 2,694,308,251 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

i

Definitions
References to the “Partnership” or “ET” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC

DOJ	U.S. Department of Justice

EPA	U.S. Environmental Protection Agency

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of ETO

ETO	Energy Transfer Operating, L.P..

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETO Series A Preferred Units	ETO’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	ETO’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	ETO’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	ETO’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	ETO’s 7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series F Preferred Units	ETO’s 6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

ETO Series G Preferred Units	ETO’s 7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a wholly-owned subsidiary of ETO

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

ii

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries, wholly-owned by ETO

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Regency	Regency Energy Partners LP

RIGS	Regency Interstate Gas LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

SemGroup	SemGroup Corporation

Series A Convertible Preferred Units	ET Series A convertible preferred units

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P, a wholly-owned subsidiary of ETO

Sunoco LP Series A Preferred Units	Sunoco LP Series A Preferred Units previously held by ET

Sunoco R&M	Sunoco (R&M), LLC (formerly Sunoco, Inc. (R&M))

Southwest Gas	Pan Gas Storage LLC (d.b.a. Southwest Gas Storage Company)

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ETO

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a wholly-owned subsidiary of ETO

USAC Preferred Units	USAC Series A Preferred Units

White Cliffs	White Cliffs Pipeline

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2020	December 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$196	$291
Accounts receivable, net	3,371	5,038
Accounts receivable from related companies	132	159
Inventories	1,024	1,532
Income taxes receivable	115	146
Derivative assets	25	23
Other current assets	256	275
Total current assets	5,119	7,464

Property, plant and equipment	90,959	89,790
Accumulated depreciation and depletion	(16,373)	(15,597)
	74,586	74,193

Advances to and investments in unconsolidated affiliates	3,337	3,460
Lease right-of-use assets, net	1,033	964
Other non-current assets, net	1,515	1,571
Intangible assets, net	6,116	6,154
Goodwill	3,835	5,167
Total assets	$95,541	$98,973
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	March 31, 2020	December 31, 2019*
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,399	$4,118
Accounts payable to related companies	9	31
Derivative liabilities	9	147
Operating lease current liabilities	54	60
Accrued and other current liabilities	3,662	3,342
Current maturities of long-term debt	33	26
Total current liabilities	6,166	7,724

Long-term debt, less current maturities	50,299	51,028
Non-current derivative liabilities	573	273
Non-current operating lease liabilities	821	901
Deferred income taxes	3,214	3,208
Other non-current liabilities	1,193	1,162

Commitments and contingencies
Redeemable noncontrolling interests	745	739

Equity:
Limited Partners:
Common Unitholders	19,512	21,935
General Partner	(6)	(4)
Accumulated other comprehensive loss	(59)	(11)
Total partners’ capital	19,447	21,920
Noncontrolling interests	13,083	12,018
Total equity	32,530	33,938
Total liabilities and equity	$95,541	$98,973
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2020	2019*
REVENUES:
Refined product sales	$3,232	$3,726
Crude sales	3,543	3,525
NGL sales	1,689	2,402
Gathering, transportation and other fees	2,385	2,267
Natural gas sales	588	964
Other	190	237
Total revenues	11,627	13,121
COSTS AND EXPENSES:
Cost of products sold	8,291	9,477
Operating expenses	879	808
Depreciation, depletion and amortization	867	774
Selling, general and administrative	204	147
Impairment losses	1,325	50
Total costs and expenses	11,566	11,256
OPERATING INCOME	61	1,865
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(602)	(590)
Equity in earnings (losses) of unconsolidated affiliates	(7)	65
Losses on extinguishments of debt	(62)	(18)
Losses on interest rate derivatives	(329)	(74)
Other, net	3	(4)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(936)	1,244
Income tax expense	28	126
NET INCOME (LOSS)	(964)	1,118
Less: Net income (loss) attributable to noncontrolling interests	(121)	297
Less: Net income attributable to redeemable noncontrolling interests	12	13
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	(855)	808
General Partner’s interest in net income (loss)	(1)	1
Limited Partners’ interest in net income (loss)	$(854)	$807
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$(0.32)	$0.31
Diluted	$(0.32)	$0.31
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019*
Net income (loss)	$(964)	$1,118
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	(9)	5
Actuarial gain related to pension and other postretirement benefit plans	3	7
Foreign currency translation adjustments	(64)	—
Change in other comprehensive loss from unconsolidated affiliates	(16)	(4)
	(86)	8
Comprehensive income (loss)	(1,050)	1,126
Less: Comprehensive income (loss) attributable to noncontrolling interests	(121)	297
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	13
Comprehensive income (loss) attributable to partners	$(941)	$816
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2019*	$21,935	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(1,591)	(1)	—	—	(1,592)
Distributions to noncontrolling interests	—	—	—	(444)	(444)
Subsidiary units issued	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	(48)	(38)	(86)
Other, net	22	—	—	(7)	15
Net loss, excluding amounts attributable to redeemable noncontrolling interests	(854)	(1)	—	(121)	(976)
Balance, March 31, 2020	$19,512	$(6)	$(59)	$13,083	$32,530

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2018*	$20,773	$(5)	$(42)	$10,291	$31,017
Distributions to partners	(799)	(1)	—	—	(800)
Distributions to noncontrolling interests	—	—	—	(425)	(425)
Capital contributions from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	17	—	—	12	29
Net income, excluding amounts attributable to redeemable noncontrolling interests	807	1	—	297	1,105
Balance, March 31, 2019*	$20,798	$(5)	$(34)	$10,408	$31,167
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019*
OPERATING ACTIVITIES
Net income (loss)	$(964)	$1,118
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	867	774
Deferred income taxes	42	98
Inventory valuation adjustments	227	(93)
Non-cash compensation expense	22	29
Impairment losses	1,325	50
Losses on extinguishments of debt	62	18
Distributions on unvested awards	(11)	(8)
Equity in (earnings) losses of unconsolidated affiliates	7	(65)
Distributions from unconsolidated affiliates	58	66
Other non-cash	17	107
Net change in operating assets and liabilities, net of effects of acquisitions	164	(279)
Net cash provided by operating activities	1,816	1,815
INVESTING ACTIVITIES
Cash proceeds from sale of noncontrolling interest in subsidiary	—	93
Cash paid for all other acquisitions, net of cash received	—	(5)
Capital expenditures, excluding allowance for equity funds used during construction	(1,621)	(1,150)
Contributions in aid of construction costs	25	15
Contributions to unconsolidated affiliates	(9)	(28)
Distributions from unconsolidated affiliates in excess of cumulative earnings	52	13
Proceeds from the sale of other assets	2	4
Other	(6)	(40)
Net cash used in investing activities	(1,557)	(1,098)
FINANCING ACTIVITIES
Proceeds from borrowings	12,134	11,295
Repayments of debt	(12,898)	(10,733)
Subsidiary units issued for cash	1,580	—
Capital contributions from noncontrolling interests	95	140
Distributions to partners	(770)	(800)
Distributions to noncontrolling interests	(444)	(425)
Debt issuance costs	(51)	(84)
Net cash used in financing activities	(354)	(607)
Increase (decrease) in cash and cash equivalents	(95)	110
Cash and cash equivalents, beginning of period	291	419
Cash and cash equivalents, end of period	$196	$529
*As adjusted. See Note 1.

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
In December 2019, we completed the acquisition of SemGroup. In connection with the transaction, a wholly owned subsidiary of ET merged with and into SemGroup, with SemGroup surviving the merger. During the first quarter of 2020, ET contributed certain former SemGroup subsidiaries to ETO through sale and contribution transactions (together, the “SemGroup Transaction”).
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The consolidated financial statements of ET presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiary, ETO;

•	ETP GP, the general partner of ETO, and Energy Transfer Partners, L.L.C. (“ETP LLC”), the general partner of ETP GP; and

•	our subsidiary, SemCAMS.
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
Change in Accounting Policy
Effective January 1, 2020, the Partnership elected to change its accounting policy related to certain barrels of crude oil that were previously accounted for as inventory. Under the revised accounting policy, certain amounts of crude oil that are not available for sale have been reclassified from inventory to non-current assets. These crude oil barrels, which are owned by the Partnership’s crude oil acquisition and marketing business, include pipeline linefill and tank bottoms and are not considered to be available for sale because the volumes must be maintained in order to continue normal operation of the related pipelines or tanks and because there is no expectation of liquidation or sale of these volumes in the near term.
Under the previous accounting policy, all crude oil barrels were recorded as inventory under the weighted-average cost method. Under the revised accounting policy, barrels related to pipeline linefill and tank bottoms are accounted for as long-lived assets and reflected as non-current assets on the consolidated balance sheet. These crude oil barrels will be tested for impairment consistent with the Partnership’s existing accounting policy for impairments of long-lived assets. The Partnership’s management believes that the change in accounting policy is preferable as it more closely aligns the accounting policies across the consolidated entity, given that similar assets in the Partnership’s natural gas, NGLs and refined products businesses are accounted for as non-current assets. In addition, management believes that reflecting these crude oil barrels as non-current assets better represents the economic results of the Partnership’s crude oil acquisition and marketing business by reducing volatility resulting from market price adjustments to crude oil barrels that are not expected to be sold or liquidated in the near term.
The impact of this accounting policy change on the Partnership’s net income for three months ended March 31, 2020, was approximately $265 million, or $0.10 per limited partner unit. As a result of this change in accounting policy, the Partnership’s consolidated balance sheets for prior periods have been retrospectively adjusted as follows:

	December 31, 2019			December 31, 2018
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Inventories	$1,935	$(403)	$1,532	$1,677	$(305)	$1,372
Total current assets	7,867	(403)	7,464	6,750	(305)	6,445
Other non-current assets, net	1,075	496	1,571	1,006	472	1,478
Total assets	98,880	93	98,973	88,246	167	88,413
Total partners’ capital	21,827	93	21,920	20,559	167	20,726

In addition, the Partnership’s consolidated statements of operations, comprehensive income and cash flows for prior periods have been retrospectively adjusted as follows:

	Year Ended December 31,		Three Months Ended March 31,
	2019	2018	2019
As originally reported:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	$39,727	$41,658	$9,415
Operating income	7,277	5,348	1,927
Income from continuing operations before income tax expense (benefit)	5,094	3,634	1,306
Net income	4,899	3,365	1,180
Net income per limited partner unit	1.37	1.16	0.33
Comprehensive income	4,930	3,322	1,188
Comprehensive income attributable to partners	3,623	1,651	878

Consolidated Statements of Cash Flows
Net income	4,899	3,365	1,180
Net change in operating assets and liabilities	(518)	289	(341)

Effect of change:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	74	(55)	62
Operating income	(74)	55	(62)
Income from continuing operations before income tax expense (benefit)	(74)	55	(62)
Net income	(74)	55	(62)
Net income per limited partner unit	(0.03)	0.04	(0.02)
Comprehensive income	(74)	55	(62)
Comprehensive income attributable to partners	(74)	55	(62)

Consolidated Statements of Cash Flows
Net income	(74)	55	(62)
Net change in operating assets and liabilities	74	(55)	62

As adjusted:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	39,801	41,603	9,477
Operating income	7,203	5,403	1,865
Income from continuing operations before income tax expense (benefit)	5,020	3,689	1,244
Net income	4,825	3,420	1,118
Net income per limited partner unit	1.34	1.20	0.31
Comprehensive income	4,856	3,377	1,126
Comprehensive income attributable to partners	3,549	1,706	816

Consolidated Statements of Cash Flows
Net income	4,825	3,420	1,118
Net change in operating assets and liabilities	(444)	234	(279)

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
Recent Accounting Pronouncements
Effective January 1, 2020, the Partnership adopted Accounting Standards Update (“ASU”) 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The impact of adoption was immaterial to the Partnership. However, due in large part to the global economic impacts of COVID-19, the Partnership and its subsidiaries recorded an aggregate $16 million of current expected credit losses for the three months ended March 31, 2020.
Goodwill
During the first quarter of 2020, due to the impacts of the COVID-19 pandemic, the decline in commodity prices and the decreases in the Partnership’s market capitalization, we determined that interim impairment testing should be performed on certain reporting units. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $483 million related to our Arklatex and South Texas operations within the midstream segment, a goodwill impairment of $183 million related to our Lake Charles LNG regasification operations within the interstate transportation and storage segment due to a contractual reduction in payments for the remainder of the contract term, and a goodwill impairment of $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million during the three months ended March 31, 2020, which is included in the Partnership's consolidated results of operations. No other impairments of the Partnership’s goodwill were identified.
In connection with aforementioned impairments, the Partnership determined the fair value of our reporting units using the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Cash flow projections are derived from one-year budgeted amounts and three-year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur.
Of the $3.84 billion of goodwill on the Partnership’s consolidated balance sheet as of March 31, 2020, approximately $1.2 billion is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test. Management believes that all of the $1.2 billion is at significant risk of impairment, if commodity prices and/or overall market demand remains low. In addition, as of March 31, 2020, the Partnership’s goodwill balance includes approximately $265 million of goodwill related to the SemGroup assets that were acquired in December 2019; these goodwill balances are subject to change as the purchase price allocation has not been finalized. Any future adjustments to the SemGroup-related goodwill balances could also increase the likelihood of a future goodwill impairment.
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2019	$10	$226	$483	$693	$1,397	$1,555	$619	$184	$5,167
Impaired	—	(183)	(483)	—	—	—	(619)	(40)	(1,325)
Other	—	—	—	—	—	—	—	(7)	(7)
Balance, March 31, 2020	$10	$43	$—	$693	$1,397	$1,555	$—	$137	$3,835

2.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s balance sheets did not include any material amounts of restricted cash as of March 31, 2020 or December 31, 2019.
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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2020	2019
Accounts receivable	$1,667	$(302)
Accounts receivable from related companies	(20)	(38)
Inventories	281	135
Other current assets	110	99
Other non-current assets, net	(101)	(34)
Accounts payable	(1,704)	321
Accounts payable to related companies	(21)	(10)
Accrued and other current liabilities	(233)	(406)
Other non-current liabilities	25	(31)
Derivative assets and liabilities, net	160	(13)
Net change in operating assets and liabilities, net of effects of acquisitions	$164	$(279)

Non-cash activities are as follows:

	Three Months Ended March 31,
	2020	2019
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,015	$630
Accrued distributions to partners	822	—
Lease assets obtained in exchange for new lease liabilities	17	8

3.	INVENTORIES
As further discussed in Note 1, the Partnership elected to change its accounting policy related to certain barrels of crude oil that were previously accounted for as inventory. As a result of this change in accounting policy, the Partnership’s inventory balance for the prior period has been retrospectively adjusted. Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Natural gas, NGLs and refined products	$463	$833
Crude oil	105	251
Spare parts and other	456	448
Total inventories	$1,024	$1,532

We utilize commodity derivatives to manage price volatility associated with its natural gas inventories. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

4.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2020 were $43.92 billion and $50.33 billion, respectively. As of December 31, 2019, the aggregate fair value and carrying amount of our consolidated debt obligations were $54.79 billion and $51.05 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the three months ended March 31, 2020, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$108	$108	$—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	31	31	—
Forward Physical Contracts	6	—	6
Power:
Forwards	15	—	15
Futures	5	5	—
Options – Puts	2	2	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	527	527	—
Crude – Forwards/Swaps	3	3	—
Total commodity derivatives	700	677	23
Other non-current assets	26	17	9
Total assets	$726	$694	$32
Liabilities:
Interest rate derivatives	$(573)	$—	$(573)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(85)	(85)	—
Swing Swaps IFERC	(2)	(1)	(1)
Fixed Swaps/Futures	(33)	(33)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Forwards	(9)	—	(9)
Futures	(5)	(5)	—
NGLs – Forwards/Swaps	(489)	(489)	—
Refined Products – Futures	(7)	(7)	—
Total commodity derivatives	(631)	(620)	(11)
Total liabilities	$(1,204)	$(620)	$(584)

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$17	$17	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	65	65	—
Forward Physical Contracts	3	—	3
Power:
Forwards	11	—	11
Futures	4	4	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	260	260	—
Refined Products – Futures	8	8	—
Crude – Forwards/Swaps	13	13	—
Total commodity derivatives	384	369	15
Other non-current assets	31	20	11
Total assets	$415	$389	$26
Liabilities:
Interest rate derivatives	$(399)	$—	$(399)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(49)	(49)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(43)	(43)	—
Power:
Forwards	(5)	—	(5)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(278)	(278)	—
Refined Products – Futures	(10)	(10)	—
Total commodity derivatives	(389)	(383)	(6)
Total liabilities	$(788)	$(383)	$(405)

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income (loss) per unit is as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(964)	$1,118
Less: Net income attributable to noncontrolling interests	(121)	297
Less: Net income attributable to redeemable noncontrolling interests	12	13
Net income (loss), net of noncontrolling interests	(855)	808
Less: General Partner’s interest in income (loss)	(1)	1
Income (loss) available to Limited Partners	$(854)	$807
Basic Income (Loss) per Limited Partner Unit:
Weighted average limited partner units	2,691.7	2,619.5
Basic income (loss) per Limited Partner unit	$(0.32)	$0.31
Diluted Income (Loss) per Limited Partner Unit:
Income (loss) available to Limited Partners	$(854)	$807
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—
Diluted income (loss) available to Limited Partners	$(854)	$807
Weighted average limited partner units	2,691.7	2,619.5
Dilutive effect of unvested unit awards (1)	—	8.4
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,691.7	2,627.9
Diluted income (loss) from per Limited Partner unit	$(0.32)	$0.31

(1) Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.

6.	DEBT OBLIGATIONS
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
Subsidiary Indebtedness
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly-owned subsidiary, Sunoco Logistics Operations, on a senior unsecured basis.
Using proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.

HFOTCO Long-Term Debt
In connection with the contribution transactions discussed in Note 2, HFOTCO became a wholly-owned subsidiary of ETO. As of March 31, 2020, HFOTCO had $225 million outstanding of tax exempt notes due 2050 (the "IKE Bonds"). The IKE Bonds are fully and unconditionally guaranteed by the Partnership, on a senior unsecured basis. The indentures under which the IKE Bonds were issued are subject to customary representations and warranties and affirmative and negative covenants, the majority of which are substantially similar to those found in ETO’s revolving credit facility, as further discussed below.
Credit Facilities and Commercial Paper
ETO Term Loan
ETO’s term loan credit agreement provides for a $2 billion three-year term loan credit facility (the “ETO Term Loan”). Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Operations.
As of March 31, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 1.92%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2020, the ETO Five-Year Credit Facility had $1.96 billion of outstanding borrowings, $113 million of which was commercial paper. The amount available for future borrowings was $2.97 billion after taking into account letters of credit of $72 million. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 2.24%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of March 31, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of March 31, 2020, the Sunoco LP Credit Facility had $265 million of outstanding borrowings and $8 million in standby letters of credit. As of March 31, 2020, Sunoco LP had $1.23 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 2.63%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of March 31, 2020, the USAC Credit Facility had $459 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2020, USAC had $1.14 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $186 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 3.67%.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2020.

7.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of March 31, 2020 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, redeemable noncontrolling interests includes a balance of $253 million in SemCAMS preferred shares acquired as part of the merger with SemGroup (see Note 1 above).

USAC Preferred Units
As of March 31, 2020, USAC had 500,000 USAC Preferred Units issued and outstanding, which are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by April 2, 2023, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, at any time on or after the tenth anniversary of the issue date, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.
SemCAMS Redeemable Preferred Stock
As of March 31, 2020, SemCAMS had 300,000 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at SemCAMS’s option subsequent to January 3, 2021 at a redemption price of C$1,100 (US$775 at the March 31, 2020 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS. The preferred stock is convertible to SemCAMS common shares in the event of an initial public offering by SemCAMS.
The preferred stock was recorded at fair value in connection with the SemGroup purchase accounting. Dividends on the preferred stock are payable in-kind through the quarter ending June 30, 2020. The dividends paid-in-kind increased the liquidation preference such that as of March 31, 2020, the preferred stock was convertible into 315,859 shares.

8.	EQUITY
The change in ET Common Units during the three months ended March 31, 2020 was as follows:

Three Months Ended March 31, 2020
Number of Common Units, beginning of period	2,689.6
Common Units issued in connection with the distribution reinvestment plan	4.1
Common Units vested under equity incentive plans and other	0.5
Number of Common Units, end of period	2,694.2

ET Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of March 31, 2020, there have been no sales of common units under the equity distribution agreement.
ET Repurchase Program
During the three months ended March 31, 2020, ET did not repurchase any ET common units under its current buyback program. As of March 31, 2020, $911 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the three months ended March 31, 2020, distributions of $53 million were reinvested under the distribution reinvestment program. As of March 31, 2020, a total of $25 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Subsidiary Equity Transactions
ETO Preferred Units
As of March 31, 2020 and December 31, 2019, ETO’s outstanding preferred units included 950,000 ETO Series A Preferred Units, 550,000 ETO Series B Preferred Units, 18,000,000 ETO Series C Preferred Units, 17,800,000 ETO Series D Preferred Units and 32,000,000 ETO Series E Preferred Units. As of March 31, 2020, ETO’s outstanding preferred units also included 500,000 ETO Series F Preferred Units and 1,100,000 ETO Series G Preferred Units.

ETO Series F Preferred Units
On January 22, 2020, ETO issued 500,000 of its 6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in ETO, at a price to the public of $1,000 per unit. Distributions on the ETO Series F Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2025, at a rate equal to 6.750% per annum of the $1,000 liquidation preference. On and after May 15, 2025, the distribution rate on the ETO Series F Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.134% per annum. The ETO Series F Preferred Units are redeemable at ETO’s option on or after May 15, 2025 at a redemption price of $1,000 per ETO Series F Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series G Preferred Units
On January 22, 2020, ETO issued 1,100,000 of its 7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units representing limited partner interest in ETO, at a price to the public of $1,000 per unit. Distributions on the ETO Series G Preferred Units are cumulative from and including the original issue date and will be payable semi-annually in arrears on the 15th day of May and November of each year, commencing on May 15, 2020 to, but excluding, May 15, 2030, at a rate equal to 7.125% per annum of the $1,000 liquidation preference. On and after May 15, 2030, the distribution rate on the ETO Series G Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.306% per annum. The ETO Series G Preferred Units are redeemable at ETO’s option on or after May 15, 2030 at a redemption price of $1,000 per ETO Series G Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Sunoco LP Equity Distribution Program
For the three months ended March 31, 2020, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of March 31, 2020, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Distribution Reinvestment Program
During the three months ended March 31, 2020, distributions of $0.3 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 18,883 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050

ETO Cash Distributions
Distributions declared and/or paid by ETO to its preferred unitholders subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36

(1)    ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series F and G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.

Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP subsequent to its common unitholders December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255

USAC Cash Distributions
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	March 31, 2020	December 31, 2019
Available-for-sale securities	$4	$13
Foreign currency translation adjustment	(62)	2
Actuarial loss related to pensions and other postretirement benefits	(22)	(25)
Investments in unconsolidated affiliates, net	(17)	(1)
Total AOCI, net of tax	$(97)	$(11)
Amounts attributable to noncontrolling interest	38	—
Total AOCI included in partners’ capital, net of tax	$(59)	$(11)

9.	INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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

	Three Months Ended March 31,
	2020	2019
ROW expense	$10	$6

PES Refinery Fire and Bankruptcy
We own an approximately 7.4% non-operating interest in PES, which owns a refinery in Philadelphia. In addition, the Partnership provides logistics services to PES under commercial contracts and Sunoco LP has historically purchased refined products from PES. In June 2019, an explosion and fire occurred at the refinery complex.
On July 21, 2019, PES Holdings, LLC and seven of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have also defaulted on a $75 million note payable to a subsidiary of the Partnership. The Partnership has not recorded a valuation allowance related to the note receivable as of March 31, 2020, because management is not yet able to determine the collectability of the note in bankruptcy.
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of March 31, 2020, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such costs, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” In the event that PES property is sold in connection with the bankruptcy proceeding, it may be necessary for the Partnership to record additional environmental remediation liabilities in the future depending upon the proposed use of such property by the buyer of the property; however, management is not currently able to estimate such additional liabilities.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively with SRST and CRST, the “Tribes”). Plaintiffs and Defendants filed cross motions for summary judgment. On March 25, 2020, the Court remanded the case back to the USACE for preparation of an Environment Impact Statement. The Court has requested briefing on whether to suspend operation of the pipeline during the time the USACE conducts any additional environmental analysis. Briefing will conclude on May 27, 2020.

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
As of March 31, 2020, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement. On March 29, 2016, the Delaware Court of Chancery granted the defendants’ motion to dismiss the lawsuit in its entirety. Plaintiff appealed, and the Delaware Supreme Court reversed the judgment of the Court of Chancery. Plaintiff then filed an Amended Verified Class Action Complaint, which defendants moved to dismiss. The Court of Chancery granted in part and denied in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP, LP and Regency GP LLC (the “Regency Defendants”). The Court of Chancery later granted Plaintiff’s unopposed motion for class certification. Trial was held on December 10-16, 2019, and a post-trial hearing was held on May 6, 2020.
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
In March 2020, the Court held argument on Defendant’s Motion for Summary Judgment and William’s Motion for Partial Summary Judgment. Those motions remain pending before the Court. Trial is currently set for August 2020. Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can Defendants predict the amount of time and expense that will be required to resolve these lawsuits. Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the Defendants”) seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which Defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. The briefing schedule for the Ohio Supreme Court’s review has not yet been set.
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
In February 2018, the District Court initially granted Plaintiffs’ motion for a preliminary injunction, but the Fifth Circuit Court of Appeals subsequently vacated that decision. The Fifth Circuit’s ruling allowed construction to continue and be completed during the pendency of the case. Plaintiffs filed a second motion for preliminary injunction in January 2019, which was denied. Plaintiffs and Defendants filed cross motions for summary judgment. On March 25, 2020, the Court granted summary judgment in favor of the USACE. Plaintiffs have until May 26, 2020 to file a notice of appeal.
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
Recently Filed Litigation Involving Energy Transfer LP
Four purported unitholders of ET filed derivative actions against various past and current members of ET’s Board of Directors, LE GP, and ET, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of ET’s LPA, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania. They also seek damages and changes to ET’s corporate governance structure. See Bettiol v. LP GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); and Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.). Another purported unitholder of ET, Allegheny County Employees’ Retirement System , individually and on behalf of all others similarly situated, filed a federal securities class action suit against ET and three of ET’s directors Kelcy L. Warren, John W. McReynolds, and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing; nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of March 31, 2020 and December 31, 2019, accruals of approximately $116 million and $120 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
In addition, other legal proceedings exist that are considered reasonably possible to result in unfavorable outcomes.  For those where possible losses can be estimated, the range of possible losses related to these contingent obligations is estimated to be up to $80 million; however, no accruals have been recorded as of March 31, 2020 or December 31, 2019.
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
In October 2018, Pipeline Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly-owned subsidiary of ETO. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019. SPMT is currently awaiting response from PHMSA regarding the approval status of the submitted Remedial Work Plan.
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma.  The release occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC.  The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure.  SPLP is negotiating a settlement agreement with the OCC for a lesser penalty. The OCC has accepted our counter offer in conjunction with a proposed consent order. The Consent Order will be presented to the OCC at a final hearing, the date of which is to be determined.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2020, Sunoco had been named as a PRP at approximately 29 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2020	December 31, 2019
Current	$42	$46
Non-current	271	274
Total environmental liabilities	$313	$320

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
During the three months ended March 31, 2020 and 2019, the Partnership recorded $9 million and $6 million, respectively, of expenditures related to environmental cleanup programs.
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
Disaggregation of Revenue
The Partnership’s consolidated financial statements reflect eight reportable segments, which also represent the level at which the Partnership aggregates revenue for disclosure purposes. Note 14 depicts the disaggregation of revenue by segment.
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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2019	$377
Additions	182
Revenue recognized	(206)
Balance, March 31, 2020	$353

Balance, December 31, 2018	$394
Additions	148
Revenue recognized	(162)
Balance, March 31, 2019	$380
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
The balances of Sunoco LP’s contract assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Contract balances:
Contract asset	$128	$117
Accounts receivable from contracts with customers	140	366

Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended March 31, 2020 and 2019 was $5 million and $4 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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

The following table details our outstanding commodity-related derivatives:

	March 31, 2020		December 31, 2019
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(19,673)	2020-2024	(35,208)	2020-2024
Fixed Swaps/Futures	1,688	2020-2021	1,483	2020
Options – Puts	—	—	—	0
Power (Megawatt):
Forwards	2,125,200	2020-2029	3,213,450	2020-2029
Futures	329,896	2020-2021	(353,527)	2020
Options – Puts	621,860	2020	51,615	2020
Options – Calls	4,035,972	2020-2021	(2,704,330)	2020-2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(15,860)	2020-2022	(18,923)	2020-2022
Swing Swaps IFERC	31,505	2020-2021	(9,265)	2020
Fixed Swaps/Futures	(1,425)	2020-2022	(3,085)	2020-2021
Forward Physical Contracts	(36,691)	2020-2021	(13,364)	2020-2021
NGLs (MBbls) – Forwards/Swaps	(2,235)	2020-2022	(1,300)	2020-2021
Refined Products (MBbls) – Futures	(1,779)	2020-2022	(2,473)	2020-2021
Crude (MBbls) – Forwards/Swaps	5,260	2020	4,465	2020
Corn (thousand bushels)	(140)	2020	(1,210)	2020
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(32,695)	2020-2021	(31,780)	2020
Fixed Swaps/Futures	(32,695)	2020-2021	(31,780)	2020
Hedged Item – Inventory	32,695	2020-2021	31,780	2020

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$11	$24	$(12)	$—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	615	319	(561)	(350)
Commodity derivatives	74	41	(58)	(39)
Interest rate derivatives	—	—	(573)	(399)
	689	360	(1,192)	(788)
Total derivatives	$700	$384	$(1,204)	$(788)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(573)	$(399)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	74	41	(58)	(39)
Broker cleared derivative contracts	Other current assets (liabilities)	626	343	(573)	(350)
Total gross derivatives		700	384	(1,204)	(788)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(49)	(18)	49	18
Counterparty netting	Other current assets (liabilities)	(551)	(318)	551	318
Total net derivatives		$100	$48	$(604)	$(452)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or non-current depending on the anticipated settlement date.

The following tables summarize the amounts recognized in income with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2020	2019
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$5	$5
Commodity derivatives – Non-trading	Cost of products sold	112	(12)
Interest rate derivatives	Losses on interest rate derivatives	(329)	(74)
Total		$(212)	$(81)

13.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Revenues from related companies	$133	$109
The following table summarizes the accounts receivable from related companies on our consolidated balance sheets:

	March 31, 2020	December 31, 2019
Accounts receivable from related companies:
FGT	$20	$50
Phillips 66	11	36
Traverse	54	42
Other	47	31
Total accounts receivable from related companies	$132	$159

As of March 31, 2020 and December 31, 2019, accounts payable with unconsolidated affiliates in the Partnership’s consolidated balance sheets totaled $9 million and $31 million, respectively.

14.	REPORTABLE SEGMENTS
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2020	2019
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$536	$769
Intersegment revenues	57	87
	593	856
Interstate transportation and storage:
Revenues from external customers	459	492
Intersegment revenues	5	6
	464	498
Midstream:
Revenues from external customers	501	663
Intersegment revenues	669	1,055
	1,170	1,718
NGL and refined products transportation and services:
Revenues from external customers	2,118	2,713
Intersegment revenues	597	318
	2,715	3,031
Crude oil transportation and services:
Revenues from external customers	4,213	4,167
Intersegment revenues	—	19
	4,213	4,186
Investment in Sunoco LP:
Revenues from external customers	3,260	3,692
Intersegment revenues	12	—
	3,272	3,692
Investment in USAC:
Revenues from external customers	176	167
Intersegment revenues	3	4
	179	171
All other:
Revenues from external customers	364	458
Intersegment revenues	149	39
	513	497
Eliminations	(1,492)	(1,528)
Total revenues	$11,627	$13,121

	Three Months Ended March 31,
	2020	2019*
Segment Adjusted EBITDA:
Intrastate transportation and storage	$240	$252
Interstate transportation and storage	404	456
Midstream	383	382
NGL and refined products transportation and services	663	612
Crude oil transportation and services	591	744
Investment in Sunoco LP	209	153
Investment in USAC	106	101
All other	39	35
Adjusted EBITDA (consolidated)	2,635	2,735
Depreciation, depletion and amortization	(867)	(774)
Interest expense, net of interest capitalized	(602)	(590)
Impairment losses	(1,325)	(50)
Losses on interest rate derivatives	(329)	(74)
Non-cash compensation expense	(22)	(29)
Unrealized gains on commodity risk management activities	51	49
Losses on extinguishments of debt	(62)	(18)
Inventory valuation adjustments	(227)	93
Adjusted EBITDA related to unconsolidated affiliates	(154)	(146)
Equity in earnings (losses) of unconsolidated affiliates	(7)	65
Other, net	(27)	(17)
Income (loss) before income tax expense	(936)	1,244
Income tax expense	(28)	(126)
Net income (loss)	$(964)	$1,118

	March 31, 2020	December 31, 2019*
Segment assets:
Intrastate transportation and storage	$6,851	$6,648
Interstate transportation and storage	17,263	18,111
Midstream	18,969	20,332
NGL and refined products transportation and services	17,082	19,145
Crude oil transportation and services	24,832	22,933
Investment in Sunoco LP	4,895	5,438
Investment in USAC	3,103	3,730
All other	2,546	2,636
Total segment assets	$95,541	$98,973
*As adjusted. See Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020 and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ET” mean Energy Transfer LP (formerly Energy Transfer Equity, L.P.) and its consolidated subsidiaries, which include ETO. References to the “Parent Company” mean Energy Transfer LP on a stand-alone basis.
RECENT DEVELOPMENTS
COVID-19
In the first quarter of 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. As a provider of critical energy infrastructure, our business has been designated as a “critical infrastructure sector” and our employees as “essential critical infrastructure workers” pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). To date, our field operations have continued largely uninterrupted, and remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the magnitude or duration of current and potential future COVID-19 mitigation measures. As an essential business providing critical energy infrastructure, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce.
ET Contribution of SemGroup Assets to ETO
On December 5, 2019, ET completed the acquisition of SemGroup. During the first quarter of 2020, ET contributed certain SemGroup assets to ETO through sale and contribution transactions.
ETO Series F and Series G Preferred Units Issuance
On January 22, 2020, ETO issued 500,000 of its Series F Preferred Units at a price of $1,000 per unit and 1,100,000 of its Series G Preferred Units at a price of $1,000 per unit. The net proceeds were used to repay amounts outstanding under ETO’s revolving credit facility and for general partnership purposes.
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly-owned subsidiary, Sunoco Logistics Operations, on a senior unsecured basis.
Using proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.

Lake Charles LNG
On March 30, 2020, Shell Royal Dutch Plc announced that it would not proceed with a proposed equity interest in the Lake Charles LNG liquefaction project due to adverse market factors affecting Shell's business and its desire to preserve cash in light of the current environment. We intend to continue to develop the project, possibly in conjunction with one or more equity partners, and we plan to evaluate a variety of alternatives to advance the project, including the possibility of reducing the size of the project from three trains (16.45 million tonnes per annum of LNG capacity) to two trains (11.0 million tonnes per annum). The project is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. In light of the existing brownfield infrastructure and the advanced state of the development of the project, we plan to continue to pursue the project on a disciplined, cost effective basis, and ultimately we will determine whether to make a final investment decision to proceed with the project based on market conditions, capital expenditure considerations and our success in securing equity participation by third parties as well as long-term LNG offtake commitments on satisfactory terms.
Quarterly Cash Distribution
In March 2020, ET announced its quarterly distribution of $0.3050 per unit ($1.22 annualized) on ET common units for the quarter ended March 31, 2020.
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
Trends and Outlook
Recent crude oil market disruptions involving foreign oil-producing nations and the COVID-19 pandemic may have a negative impact on our earnings and cash flows from operations. Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and a continuation of low WTI crude oil prices caused by the actions of foreign oil-producing nations may result in the shut-in of production from U.S. oil and gas wells, which in turn may result in decreased volumes transported on our pipeline systems and decreased overall utilization of our midstream services.
With respect to commodity prices, natural gas prices have remained comparatively low in recent months as associated gas from shale oil resources has provided additional supply to the market. Meanwhile, crude oil prices have seen sharp declines as a result of actions by foreign oil-producing nations and a decrease in global demand as result of the COVID-19 pandemic. Global oil and natural gas demand growth is likely to remain flat or decline in the near term and will likely result in lower U.S. production levels.
The outlook for commodity prices is mixed and could have a varying impact on our business. Reduced demand and increased supply of crude oil has resulted in an increase in worldwide crude oil storage inventories, which is expected to keep crude oil prices suppressed for the foreseeable future. With respect to natural gas markets, a relatively more moderate decrease in demand, coupled with anticipated decreases in gas production associated with wells drilled to produce crude oil, have counterbalanced softness in pricing. The overall outlook for our midstream services will depend, in part, on the timing and extent of recovery in the commodity markets.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, type of service, contract term and other factors.
As a result of the current commodity price environment, a small number of counterparties to our commercial contracts have made force majeure claims in an effort to terminate or modify existing agreements with us, and in the future we expect more counterparties to do the same. To the extent our counterparties are successful in those claims, we may not receive the full payments or other benefits of those contracts during the pendency of the force majeure event. While the vast majority of our counterparties are investment grade rated companies, some of our counterparties may be forced to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court. In this case, we expect that we would attempt to negotiate replacement contracts with those counterparties and, depending on the availability of alternatives to our services, these contracts may have terms that are less favorable to us than the contracts rejected in bankruptcy court.
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, we have cut our already reduced 2020 growth capital spending budget by $400 million and reduced planned operating expenses by $200 million to $250 million; and we are prepared to cut spending further should the need arise. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our services will continue given the essential nature of the midstream natural gas, NGLs, refined products and crude oil business, although we cannot predict any possible changes in such demand with reasonable certainty.
We currently have ample liquidity to fund our business and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources” below). In addition, while the trading price of ET common units declined significantly during the first quarter of 2020, thereby making equity capital market transactions less attractive in the near term, we continue to have access to the debt capital markets on generally favorable terms. In the event we seek additional equity or debt capital, our blended cost of capital for equity and debt is expected to be modestly higher in the near term; however, we will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future in light of this higher cost of capital.
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
As discussed in Note 1 of the Partnership’s consolidated financial statements included in “Item 1. Financial Statements,” during the first quarter of 2020, the Partnership elected to change its inventory accounting policy related to certain barrels of crude oil that were previously accounting for as inventory. These changes have been applied retrospectively to all prior periods, and the prior period amounts reflected below have been adjusted from those amounts previously reported.

Consolidated Results

	Three Months Ended March 31,
	2020	2019*	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$240	$252	$(12)
Interstate transportation and storage	404	456	(52)
Midstream	383	382	1
NGL and refined products transportation and services	663	612	51
Crude oil transportation and services	591	744	(153)
Investment in Sunoco LP	209	153	56
Investment in USAC	106	101	5
All other	39	35	4
Adjusted EBITDA (consolidated)	2,635	2,735	(100)
Depreciation, depletion and amortization	(867)	(774)	(93)
Interest expense, net of interest capitalized	(602)	(590)	(12)
Impairment losses	(1,325)	(50)	(1,275)
Losses on interest rate derivatives	(329)	(74)	(255)
Non-cash compensation expense	(22)	(29)	7
Unrealized gains on commodity risk management activities	51	49	2
Losses on extinguishments of debt	(62)	(18)	(44)
Inventory valuation adjustments	(227)	93	(320)
Adjusted EBITDA related to unconsolidated affiliates	(154)	(146)	(8)
Equity in earnings (losses) of unconsolidated affiliates	(7)	65	(72)
Other, net	(27)	(17)	(10)
Income (loss) before income tax expense	(936)	1,244	(2,180)
Income tax expense	(28)	(126)	98
Net income (loss)	$(964)	$1,118	$(2,082)
*As adjusted.
Adjusted EBITDA (consolidated). For the three months ended March 31, 2020 compared to the same period last year, Adjusted EBITDA decreased $100 million, or 4%. The decrease was primarily due to a net impact of $240 million from crude oil, NGL and refined products inventory valuation adjustments ($213 million of negative adjustments in the current period compared to $27 million of favorable adjustments in the prior period). This decrease was partially offset by a net increase of approximately $138 million in Adjusted EBITDA from recent acquisitions and assets placed in service.
Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2020 compared to the same period last year due to the acquisition of SemGroup on December 5, 2019, as well as incremental depreciation related to assets recently placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three months ended March 31, 2020 compared to the same period last year primarily due to the following:

•
an increase of $7 million recognized by the Partnership primarily attributable to the higher consolidated debt balance following the SemGroup acquisition and related debt refinancing, the impact of which was partially offset by lower borrowing costs from floating rate debt;

•
an increase of $4 million for USAC primarily attributable to a full quarter of interest expense incurred in the current period on its senior notes 2027 issued in March 2019, which were used to reduce borrowings under its credit agreement, partially offset by the reduced borrowings and lower weighted average interest rates under the credit agreement; and

•	an increase of $2 million for Sunoco LP primarily related to an increase in Sunoco LP’s total long-term debt.
Impairment Losses. During the three months ended March 31, 2020, the Partnership performed an interim impairment test on certain reporting units within midstream, interstate, crude, NGL and all other operations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $483 million related to our Arklatex and South Texas operations within the midstream segment, a goodwill impairment of $183 million related to our Lake Charles LNG regasification operations with the interstate transportation and storage segment, and a goodwill impairment of $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million, during the three months ended March 31, 2020, which is included in the Partnership's consolidated results of operations. During the three months ended March 31, 2019, USAC recorded $3 million impairment of compression equipment as a result of its evaluations of the future deployment of USAC’s idle fleet under then-current market conditions.
Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three months ended March 31, 2020 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. During the three months ended March 31, 2020, amounts were related to ETO senior notes redemption in January 2020.
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
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. For the three months ended March 31, 2020 compared to the same period in the prior year, income tax expense decreased due to the recognition of a taxable gain on the sale of assets at our corporate subsidiaries in the prior period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2020	2019	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$35	$32	$3
FEP	(70)	14	(84)
MEP	—	7	(7)
White Cliffs	8	—	8
Other	20	12	8
Total equity in earnings (losses) of unconsolidated affiliates	$(7)	$65	$(72)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$79	$81	$(2)
FEP	19	19	—
MEP	8	19	(11)
White Cliffs	14	—	14
Other	34	27	7
Total Adjusted EBITDA related to unconsolidated affiliates	$154	$146	$8

Distributions received from unconsolidated affiliates:
Citrus	$49	$35	$14
FEP	18	17	1
MEP	11	11	—
White Cliffs	13	—	13
Other	19	16	3
Total distributions received from unconsolidated affiliates	$110	$79	$31

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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2020	2019	Change
Natural gas transported (BBtu/d)	13,135	11,982	1,153
Withdrawals from storage natural gas inventory (BBtu)	6,975	—	6,975
Revenues	$593	$856	$(263)
Cost of products sold	303	572	(269)
Segment margin	290	284	6
Unrealized (gains) losses on commodity risk management activities	(6)	10	(16)
Operating expenses, excluding non-cash compensation expense	(41)	(42)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(6)	(3)
Adjusted EBITDA related to unconsolidated affiliates	6	6	—
Segment Adjusted EBITDA	$240	$252	$(12)
Volumes. For the three months ended March 31, 2020 compared to the same period last year, transported volumes increased primarily due to increased utilization of our Texas pipelines.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Transportation fees	$161	$154	$7
Natural gas sales and other (excluding unrealized gains and losses)	88	120	(32)
Retained fuel revenues (excluding unrealized gains and losses)	9	11	(2)
Storage margin (excluding unrealized gains and losses)	26	9	17
Unrealized gains (losses) on commodity risk management activities	6	(10)	16
Total segment margin	$290	$284	$6

Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net effects of the following:

•	a decrease of $32 million in realized natural gas sales and other primarily due to lower realized gains from pipeline optimization activity;

•	a decrease of $4 million in retention revenue due to lower natural gas prices; and

•	an increase of $3 million in selling, general and administrative expenses primarily due to higher allocated corporate costs; partially offset by

•	an increase of $17 million in realized storage margin primarily due to higher storage optimization;

•	an increase of $7 million in transportation fees primarily due to volume ramp-ups on the Red Bluff Express pipeline and new contracts; and

•	a decrease of $1 million in operating expenses primarily related to lower cost of fuel consumption resulting from lower natural gas prices.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2020	2019	Change
Natural gas transported (BBtu/d)	10,630	11,532	(902)
Natural gas sold (BBtu/d)	15	19	(4)
Revenues	$464	$498	$(34)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(143)	(146)	3
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(21)	(14)	(7)
Adjusted EBITDA related to unconsolidated affiliates	106	119	(13)
Other	(2)	(1)	(1)
Segment Adjusted EBITDA	$404	$456	$(52)
Volumes. For the three months ended March 31, 2020 compared to the same period last year, transported volumes decreased primarily due to lower utilization of contracted capacity on our Panhandle and Trunkline pipelines.
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $34 million in revenues primarily due to a $16 million decrease resulting from a contractual rate adjustment on commitments at our Lake Charles LNG facility and a $20 million decrease primarily due to lower rates and volumes as a result of less favorable market conditions on our Rover, Panhandle, Transwestern and Trunkline pipelines;

•	an increase of $7 million in selling, general and administrative expenses primarily due to higher overhead costs; and

•
a decrease of $13 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an $11 million net decrease from our Midcontinent Express Pipeline joint venture as a result of less capacity sold and lower rates received following the expiration of certain contracts and a $2 million net decrease from our Citrus joint venture resulting from higher allocated expenses; partially offset by

•	a decrease of $3 million in operating expenses primarily due to lower ad valorem taxes.

Midstream

	Three Months Ended March 31,
	2020	2019	Change
Gathered volumes (BBtu/d)	13,346	12,718	628
NGLs produced (MBbls/d)	610	563	47
Equity NGLs (MBbls/d)	36	35	1
Revenues	$1,170	$1,718	$(548)
Cost of products sold	575	1,141	(566)
Segment margin	595	577	18
Operating expenses, excluding non-cash compensation expense	(193)	(183)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(26)	(19)	(7)
Adjusted EBITDA related to unconsolidated affiliates	7	6	1
Other	—	1	(1)
Segment Adjusted EBITDA	$383	$382	$1
Volumes. Gathered volumes increased during the three months ended March 31, 2020 compared to the same period last year primarily due to increases in the Mid-Continent/Panhandle, Ark-La-Tex, Permian, South Texas and Northeast regions. NGL production increased due to increases in the Permian and Mid-Continent/Panhandle region, partially offset by ethane rejection in the South Texas region.
Segment Margin. The table below presents the components of our midstream segment margin. For the prior period included in the table below, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect reclassification of certain contractual minimum fees in order to conform to the current period classification:

	Three Months Ended March 31,
	2020	2019	Change
Gathering and processing fee-based revenues	$530	$502	$28
Non-fee-based contracts and processing	65	75	(10)
Total segment margin	$595	$577	$18
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•	an increase of $28 million in fee-based margin due to volume growth in the Permian, Mid-Continent/Panhandle and Northeast regions; and

•	an increase of $13 million in non fee-based margin due to increased throughput volume in the Permian region; partially offset by

•	a decrease of $22 million in non fee-based margin due to lower NGL prices of $17 million and lower natural gas prices of $5 million;

•	an increase of $10 million in operating expenses due to an increase of $6 million in maintenance project costs and $4 million in employee costs; and

•	an increase of $7 million in selling, general and administrative expenses due to an increase in overhead costs allocated to the segment.

NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2020	2019	Change
NGL transportation volumes (MBbls/d)	1,398	1,178	220
Refined products transportation volumes (MBbls/d)	533	617	(84)
NGL and refined products terminal volumes (MBbls/d)	847	777	70
NGL fractionation volumes (MBbls/d)	804	678	126
Revenues	$2,715	$3,031	$(316)
Cost of products sold	1,836	2,326	(490)
Segment margin	879	705	174
Unrealized (gains) losses on commodity risk management activities	(55)	57	(112)
Operating expenses, excluding non-cash compensation expense	(159)	(149)	(10)
Selling, general and administrative expenses, excluding non-cash compensation expense	(25)	(19)	(6)
Adjusted EBITDA related to unconsolidated affiliates	23	18	5
Segment Adjusted EBITDA	$663	$612	$51
Volumes. For the three months ended March 31, 2020 compared to the same period last year, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions. In addition, NGL transportation volumes increased on our Mariner East pipeline system.
Refined products transportation volumes decreased for the three months ended March 31, 2020 compared to the same period last year due to the closure of a third-party refinery during the third quarter of 2019 and various turnarounds performed at third party refineries, which negatively impacted supply to our refined products transportation system. These decreases in volumes were partially offset by the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019.
NGL and refined products terminal volumes increased for the three months ended March 31, 2020 compared to the same period last year primarily due to higher volumes from our Mariner East system, the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, additional cargoes shipped out of our Nederland terminal, and the initiation of natural gasoline exports in July of 2019. These increases were partially offset by the closure of a third-party refinery during the third quarter of 2019 and various turnarounds performed at third-party refineries. For the three months ended March 31, 2019, NGL and refined products terminal volumes have been adjusted from amounts previously reported to be consistent with the current period presentation; specifically, those volumes were adjusted to exclude terminal volumes for which fees are attributable to storage capacity rather than terminal throughput.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased 19% for the three months ended March 31, 2020 compared to the same period last year primarily due to the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Transportation margin	$476	$363	$113
Fractionators and refinery services margin	179	168	11
Terminal services margin	151	135	16
Storage margin	63	56	7
Marketing margin	(45)	40	(85)
Unrealized gains (losses) on commodity risk management activities	55	(57)	112
Total segment margin	$879	$705	$174
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $113 million in transportation margin primarily due to a $74 million increase from higher throughput volumes on our Mariner East pipeline system, a $35 million increase from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $7 million increase due to the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, and a $5 million increase due to higher throughput volumes from the Barnett region. These increases were partially offset by a $6 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019;

•
an increase of $16 million in terminal services margin primarily due to an $18 million increase from higher throughput on our Mariner East system partially offset by a $2 million decrease due to the closure of a third-party refinery;

•
an increase of $11 million in fractionators and refinery services margin primarily due to a $10 million increase from the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility; and

•	an increase of $7 million in storage margin primarily due to a $3 million increase in fees generated from exported volumes and a $3 million increase from higher throughput; partially offset by

•
a decrease of $85 million in marketing margin primarily due to a $50 million decrease from inventory valuation adjustments and a $34 million decrease from capacity lease fees incurred by our marketing affiliate on our Mariner East pipeline system;

•
an increase of $10 million in operating expenses primarily due to increases totaling $16 million for costs associated with operating additional assets as well as an increase in throughput volumes, partially offset by a $6 million decrease in power costs; and

•	an increase of $6 million in selling, general and administrative expenses primarily due to a $6 million increase in overhead costs allocated to the segment.

Crude Oil Transportation and Services

	Three Months Ended March 31,
	2020	2019	Change
Crude transportation volumes (MBbls/d)	4,454	4,048	406
Crude terminals volumes (MBbls/d)	2,996	2,560	436
Revenues	$4,213	$4,186	$27
Cost of products sold	3,458	3,162	296
Segment margin	755	1,024	(269)
Unrealized (gains) losses on commodity risk management activities	10	(109)	119
Operating expenses, excluding non-cash compensation expense	(158)	(150)	(8)
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(20)	(8)
Adjusted EBITDA related to unconsolidated affiliates	12	(2)	14
Other	—	1	(1)
Segment Adjusted EBITDA	$591	$744	$(153)
Volumes. For the three and nine months ended March 31, 2020 compared to the same periods last year, crude transportation and terminal volumes benefited from an increase in barrels through our existing Texas pipelines, our Bakken pipeline, the initiation of service on phase 2 of our Bayou Bridge pipeline in the second quarter of 2019, as well as the acquisition of pipeline assets during the fourth quarter of 2019. For the three months ended March 31, 2019, certain volumes have been reclassified from crude transportation volumes to crude terminal volumes to be consistent with the current period presentation.
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:

•
a decrease of $150 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $206 million decrease (excluding a net change of $119 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business that was primarily from inventory valuation adjustments (a loss of $154 million for the current period compared to a gain of $36 million for the prior period) and a $58 million decrease on our Texas crude pipeline system due to lower average rates realized, partially offset by a $73 million increase in margin from terminal operations primarily due to assets acquired in 2019, a $20 million increase due to higher volumes on our Bakken Pipeline, and an $18 million increase due to higher volumes on our Bayou Bridge Pipeline;

•	an increase of $8 million in operating expenses primarily due to costs related to assets acquired in 2019, partly offset by lower crude trucking expenses; and

•
an increase of $8 million in selling, general and administrative expenses primarily due to a $3 million increase in allocated overhead, a $4 million increase in costs related to assets acquired in 2019, and a $1 million increase in legal expenses; partially offset by

•	an increase of $14 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019 and improved jet fuels sales by our joint ventures.

Investment in Sunoco LP

	Three Months Ended March 31,
	2020	2019	Change
Revenues	$3,272	$3,692	$(420)
Cost of products sold	3,164	3,322	(158)
Segment margin	108	370	(262)
Unrealized (gains) losses on commodity risk management activities	6	(6)	12
Operating expenses, excluding non-cash compensation expense	(109)	(98)	(11)
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(24)	(6)
Adjusted EBITDA related to unconsolidated affiliates	2	—	2
Inventory valuation adjustments	227	(93)	320
Other	5	4	1
Segment Adjusted EBITDA	$209	$153	$56
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•
an increase of $70 million in gross profit on motor fuel sales, primarily due to a 32.6% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under a fuel supply agreement; partially offset by a 2.2% decrease in gallons sold;

•	an increase in non-motor fuel sales gross profit of $2 million; and

•	an increase in unconsolidated affiliate adjusted EBITDA of $2 million; partially offset by

•
an increase of $17 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation, primarily attributable to a $16 million charge for current expected credit losses of Sunoco LP’s accounts receivable in connection with the financial impact from COVID-19.

Investment in USAC

	Three Months Ended March 31,
	2020	2019	Change
Revenues	$179	$171	$8
Cost of products sold	24	22	2
Segment margin	155	149	6
Operating expenses, excluding non-cash compensation expense	(35)	(35)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(13)	(1)
Segment Adjusted EBITDA	$106	$101	$5
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:

•	an increase of $6 million in segment margin primarily due to an increase revenues as a result of the increase in average revenue generating horsepower; partially offset by

•	an increase of $1 million in selling, general and administrative expenses primarily due to an increase in the provision for expected credit losses.

All Other

	Three Months Ended March 31,
	2020	2019	Change
Revenues	$513	$497	$16
Cost of products sold	415	455	(40)
Segment margin	98	42	56
Unrealized gains on commodity risk management activities	(5)	(1)	(4)
Operating expenses, excluding non-cash compensation expense	(38)	(7)	(31)
Selling, general and administrative expenses, excluding non-cash compensation expense	(35)	(11)	(24)
Adjusted EBITDA related to unconsolidated affiliates	—	(1)	1
Other and eliminations	19	13	6
Segment Adjusted EBITDA	$39	$35	$4
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

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
Segment Adjusted EBITDA. For the three months ended March 31, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impacts of the following:

•	an increase of $25 million from the acquisition of SemCAMS;

•	an increase of $16 million from settlement payments received from our ownership of PES; and

•	an increase of $5 million due to storage gains; partially offset by

•	a decrease of $2 million due to lower sales of residue gas;

•	a decrease of $3 million due to lower gas prices and increased power costs at our compression services business;

•	a decrease of $4 million due to lower revenues from our compression equipment business;

•	a decrease of $3 million due to higher expenses in our compression business resulting from lower cost recoveries and higher allocated costs;

•	a decrease of $2 million due to power trading activities;

•	a decrease of $10 million due to changes in eliminations of intersegment amounts, the net impacts of which are reflected in the all other segment; and

•	a decrease of $20 million due to higher merger and acquisition expense.
LIQUIDITY AND CAPITAL RESOURCES
Overview
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
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2020 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$10	$20	$40	$45
Interstate transportation and storage (1)	75	100	125	130
Midstream	400	425	105	110
NGL and refined products transportation and services	2,550	2,700	85	95
Crude oil transportation and services (1)	275	300	140	150
All other (including eliminations)	75	100	55	60
Total capital expenditures	$3,385	$3,645	$550	$590

(1)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
The assets used in our natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time we experience increases in pipe costs due to a number of factors, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control; however, we have included these factors in our anticipated growth capital expenditures for each year.
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally fund growth capital expenditures with borrowings under credit facilities, long-term debt, the issuance of additional preferred units or a combination thereof.
Sunoco LP
Sunoco LP currently expects to spend approximately $30 million on growth capital and $75 million on maintenance capital for the full year 2020.
USAC
USAC currently plans to spend approximately $30 million in maintenance capital expenditures during 2020, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $80 million and $90 million in expansion capital expenditures during 2020. As of March 31, 2020, USAC has binding commitments to purchase $34 million of additional compression units and serialized parts, all of which USAC expects to be delivered throughout 2020.
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
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Cash provided by operating activities during 2020 was $1.82 billion as compared to $1.82 billion for 2019, and net loss was $964 million for 2020 and net income was $1.12 billion for 2019. The difference between net loss and net cash provided by operating activities for the three months ended March 31, 2020 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $164 million and other non-cash items totaling $2.56 billion.
The non-cash activity in 2020 and 2019 consisted primarily of depreciation, depletion and amortization of $867 million and $774 million, respectively, non-cash compensation expense of $22 million and $29 million, respectively, inventory valuation adjustments of $227 million and $93 million, respectively, and deferred income taxes of $42 million and $98 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2020 and 2019 of $62 million and $18 million, respectively, impairment losses of $1,325 million and $50 million in 2020 and 2019, respectively.
Unconsolidated affiliate activity in 2020 consisted of equity in losses of $7 million and equity in earnings of $65 million in 2019. Cash distributions were received in 2020 and 2019 of $58 million and $66 million, respectively.
Cash paid for interest, net of interest capitalized, was $535 million and $638 million for the three months ended March 31, 2020 and 2019, respectively. Interest capitalized was $38 million and $43 million for the three months ended March 31, 2020 and 2019, respectively.
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
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Cash used in investing activities during 2020 was $1.56 billion as compared to $1.10 billion for 2019. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2020 were $1.60 billion compared to $1.14 billion for 2019. Additional detail related to our capital expenditures is provided in the table below. During 2019, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $5 million in cash for all other acquisitions.

The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) for the three months ended March 31, 2020:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$2	$24	$26
Interstate transportation and storage	8	7	15
Midstream	128	23	151
NGL and refined products transportation and services	774	16	790
Crude oil transportation and services	83	12	95
Investment in Sunoco LP	36	5	41
Investment in USAC	47	9	56
All other (including eliminations)	24	7	31
Total capital expenditures	$1,102	$103	$1,205
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Cash used in financing activities during 2020 was $354 million as compared to $607 million for 2019. During 2020, our subsidiaries received $1.58 billion in net proceeds from offerings of preferred units. During 2020, we had a net decrease in our debt level of $764 million compared to a net increase of $562 million for 2019. In 2020 and 2019, we paid debt issuance costs of $51 million and $84 million, respectively.
In 2020 and 2019, we paid distributions of $770 million and $800 million, respectively, to our partners. In 2020 and 2019, we paid distributions of $444 million and $425 million, respectively, to noncontrolling interests. In addition, we received capital contributions of $95 million in cash from noncontrolling interests in 2020 compared to $140 million in cash from noncontrolling interests in 2019.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2020	December 31, 2019
Parent Company Indebtedness:
ET Senior Notes due October 2020	$—	$52
ET Senior Notes due March 2023	5	5
ET Senior Notes due January 2024	23	23
ET Senior Notes due June 2027	44	44
Subsidiary Indebtedness:
ETO Senior Notes	37,782	36,118
Transwestern Senior Notes	400	575
Panhandle Senior Notes	235	235
Bakken Senior Notes	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,932	2,935
USAC Senior Notes	1,475	1,475
Credit facilities and commercial paper:
ETO $2.00 billion Term Loan facility due October 2022	2,000	2,000
ETO $5.00 billion Revolving Credit Facility due December 2023 (1)	1,955	4,214
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	265	162
USAC $1.60 billion Revolving Credit Facility due April 2023	459	403
HFOTCO Tax Exempt Notes due 2050	225	225
SemCAMS Revolver due February 2024	88	92
SemCAMS Term Loan A due February 2024	244	269
Other long-term debt	13	2
Net unamortized premiums, discounts, and fair value adjustments	(10)	4
Deferred debt issuance costs	(303)	(279)
Total debt	50,332	51,054
Less: current maturities of long-term debt	33	26
Long-term debt, less current maturities	$50,299	$51,028

(1)	Includes $113 million and $1.64 billion of commercial paper outstanding at March 31, 2020 and December 31, 2019, respectively.
Recent Transactions
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of the Partnership’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of the Partnership’s 5.000% Senior Notes due 2050 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by the Partnership’s wholly-owned subsidiary, Sunoco Logistics Partners Operations L.P., on a senior unsecured basis.
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

Credit Facilities and Commercial Paper
ETO Term Loan
ETO’s term loan credit agreement provides for a $2 billion three-year term loan credit facility (the “ETO Term Loan”). Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The term loan agreement is unsecured and is guaranteed by our subsidiary, Sunoco Logistics Operations.
As of March 31, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 1.92%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2020, the ETO Five-Year Credit Facility had $1.96 billion of outstanding borrowings, $113 million of which was commercial paper. The amount available for future borrowings was $2.97 billion after taking into account letters of credit of $72 million. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 2.24%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of March 31, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of March 31, 2020, the Sunoco LP Credit Facility had $265 million of outstanding borrowings and $8 million in standby letters of credit. As of March 31, 2020 Sunoco LP had $1.23 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 2.63%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of March 31, 2020, the USAC Credit Facility had $459 million of outstanding borrowings and no outstanding letters of credit. As of March 31, 2020, USAC had $1.14 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $186 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2020 was 3.67%.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2020.
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
Distributions declared and/or paid subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050

Cash Distributions Paid by Subsidiaries
ETO, Sunoco LP and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETO
Distributions on ETO preferred units declared and/or paid by ETO subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36

(1)	ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series F and G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.
Cash Distributions Paid by Sunoco LP
Distributions declared and/or paid by Sunoco LP subsequent to its common unitholders December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
Cash Distributions Paid by USAC
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules, and we believe the proper implementation and consistent application of the accounting rules are critical. We describe our significant accounting policies in Note 2 to our consolidated financial statements in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 21, 2020. See Note 1 in “Item 1. Financial Statements” for information regarding recent changes to the Partnership’s critical accounting policies related to inventory.
RECENT ACCOUNTING PRONOUNCEMENTS
Currently, there are no accounting pronouncements that have been issued, but not yet adopted, that are expected to have a material impact on the Partnership’s financial position or results of operations.
FORWARD-LOOKING STATEMENTS
This quarterly report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•
changes in the long-term supply of and demand for natural gas, NGLs, refined products and/or crude oil, including as a result of uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of reducing demand for natural gas, NGLs, refined products and crude oil;

•
the severity and duration of world health events, including the recent COVID-19 pandemic, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting severe disruption in the oil and gas industry and negative impact on demand for natural gas, NGLs, refined products and crude oil, which may negatively impact our business;

•
changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically, including the current significant surplus in the supply of oil and actions by foreign oil-producing nations with respect to oil production levels and announcements of potential changes in such levels, including the ability of those countries to agree on and comply with supply limitation;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for natural gas, NGLs, refined products and crude oil and therefore the demand for midstream services we provide and the commercial opportunities available to us;

•	the deterioration of the financial condition of our customers and the potential renegotiation or termination of customer contracts as a result of such deterioration;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•
actions taken by federal, state or local governments to require producers of natural gas, NGL, refined products and crude oil to proration or cut their production levels as a way to address any excess market supply situations;

•	the ability of our subsidiaries to make cash distributions to us, which is dependent on their results of operations, cash flows and financial condition;

•	the actual amount of cash distributions by our subsidiaries to us;

•	the volumes transported on our subsidiaries’ pipelines and gathering systems;

•	the level of throughput in our subsidiaries’ processing and treating facilities;

•	the fees our subsidiaries charge and the margins they realize for their gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and NGLs;

•	energy prices generally;

•	the prices of natural gas and NGLs compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of NGL supplies;

•	the level of domestic natural gas, NGL, refined products and crude oil production;

•	the availability of imported natural gas, NGLs, refined products and crude oil;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for natural gas, NGLs, refined products and crude oil;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to our subsidiaries’ interstate and intrastate pipelines;

•	hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third-party pipelines that connect with our subsidiaries pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of our subsidiaries liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by our subsidiaries’ customers;

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
Many of the foregoing risks and uncertainties are, and will be, heightened by the COVID-19 pandemic and any further worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2020			December 31, 2019
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(19,673)	$14	$4	(35,208)	$2	$5
Fixed Swaps/Futures	1,688	—	—	1,483	—	—
Power (Megawatt):
Forwards	2,125,200	6	5	3,213,450	6	8
Futures	329,896	—	1	(353,527)	1	2
Options – Puts	621,860	2	—	51,615	1	—
Options – Calls	4,035,972	1	—	(2,704,330)	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(15,860)	10	9	(18,923)	(35)	15
Swing Swaps IFERC	31,505	—	2	(9,265)	—	4
Fixed Swaps/Futures	(1,425)	(2)	1	(3,085)	(1)	1
Forward Physical Contracts	(36,691)	5	8	(13,364)	3	3
NGLs (MBbls) – Forwards/Swaps	(2,235)	36	8	(1,300)	(18)	18
Refined Products (MBbls) – Futures	(1,779)	(7)	4	(2,473)	(2)	16
Crude (MBbls) – Forwards/Swaps	5,260	3	1	4,465	13	2
Corn (thousand bushels)	(140)	—	—	(1,210)	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(32,695)	(1)	8	(31,780)	1	7
Fixed Swaps/Futures	(32,695)	—	9	(31,780)	23	7

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2020, we and our subsidiaries had $5.84 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $58 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $312 million as of March 31, 2020. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 21, 2020 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma.  The rupture occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil.  SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC.  The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure.  SPLP negotiated a settlement agreement with the OCC for $500,000 and agreed to perform close interval potential surveys on all SPLP intrastate hazardous liquid transmission pipeline segments in Oklahoma, which could affect high consequence areas.  SPLP is awaiting signature by the OCC commissioners to finalize the settlement agreement.
For a description of other legal proceedings, see Note 10 to our consolidated financial statements included in “Item 1. Financial Statements.”
ITEM 1A. RISK FACTORS
The following risk factors should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
The outbreak of COVID-19 and recent geopolitical developments in the crude oil market could adversely impact our business, financial condition and results of operations.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The global spread of COVID-19 caused a significant decline in economic activity and a reduced demand for goods and services, particularly in the energy industry, due to reduced operations and/or closures of businesses, “shelter in place” and other similar requirements imposed by government authorities, or other actions voluntarily undertaken by individuals and businesses concerned about exposure to COVID-19. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results depends on numerous evolving factors that we cannot accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response to the pandemic and the associated impact on economic activity; the effect on the level of demand for natural gas, NGLs, refined products and/or crude oil; our ability to procure materials and services from third parties that are necessary for the operation of our business; our ability to provide our services, including as a result of travel restrictions on our employees and employees of third parties that we utilize in connection with our services; the potential for key executives or employees to fall ill with COVID-19; and the ability of our customers to pay for our services if their businesses suffer as a result of the pandemic.
In addition, policy disputes between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia in the first quarter of 2020 resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing the amount of crude oil they produce. These actions have led to significant declines in crude oil prices. More specifically, the spot price for West Texas Intermediate (WTI) crude oil, for physical delivery at Cushing, Oklahoma, decreased from $63.27 per barrel on January 6, 2020 to $-(36.98) per barrel on April 20, 2020.
Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and a continuation of low WTI crude oil prices caused by the actions of foreign oil-producing nations may result in the shut-in of production from

U.S. oil and gas wells, which in turn may result in decreased utilization of our midstream services related to crude oil, NGLs, refined products and natural gas. In addition, reduced demand and increased supply of crude oil has resulted in an increase in worldwide crude oil storage inventories, which limits our options for end-markets for the products we transport.
The factors discussed above could have a material adverse effect on our business, results of operations and financial condition. In addition, significant price fluctuations for natural gas, NGLs, refined products and oil commodities could materially affect the value of our inventory, as well as the linefill and tank bottoms that we account for as non-current assets. We may be forced to delay some of our capital projects and our customers, who may be in financial distress, may slow down decision-making, delay planned projects or seek to renegotiate or terminate agreements with us. To the extent our counterparties are successful, we may not be able to obtain new contract terms that are favorable to us or to replace contracts that are terminated. Counterparties may also be forced to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court.
Further, the effects of the pandemic and geopolitical developments have caused a decline in the trading price of our common units, which increases our cost of capital. Additional capital may be more difficult for us to obtain or available only on terms less favorable to us. Our inability to fund capital expenditures could have a material impact on our results of operations.
At this time, we cannot estimate the magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19, or of potential industry disruption as a direct result of geopolitical developments in the oil market. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our services and an adverse effect on our financial position and results of operations. To the extent these factors adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
Income from the Partnership’s midstream, transportation, terminalling and storage operations is exposed to risks due to fluctuations in the demand for and price of natural gas, NGLs, refined products and crude oil that are beyond our control.
The prices for natural gas, NGLs, crude oil and refined products reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:

•	the level of domestic natural gas, NGL, refined products and oil production;

•	the level of natural gas, NGL, refined products and oil imports and exports, including liquefied natural gas;

•	actions taken by natural gas and oil producing nations;

•	instability or other events affecting natural gas and oil producing nations;

•	the impact of weather, public health crises such as pandemics (including COVID-19), and other events of nature on the demand for natural gas, NGLs, refined products and oil;

•	the availability of storage, terminal and transportation systems, and refining, processing and treating facilities;

•	the price, availability and marketing of competitive fuels;

•	the demand for electricity;

•
activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related products;

•	the cost of capital needed to maintain or increase production levels and to construct and expand facilities;

•	the impact of energy conservation and fuel efficiency efforts; and

•	the extent of governmental regulations, taxation, fees and duties.
In the past, the prices of natural gas, NGLs, refined products and oil have been extremely volatile, and we expect this volatility to continue.
Any loss of business from existing customers or our inability to attract new customers due to a decline in demand for natural gas, NGLs, refined products or oil could have a material adverse effect on our revenues and results of operations. In addition, significant price fluctuations for natural gas, NGL, refined products and oil commodities could materially affect our profitability.

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

18.1*	Preferability Letter from Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019; (iv) our Consolidated Statements of Partners’ Capital for the three months ended March 31, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 11, 2020	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)