Form 10-Q
period 2020-06-30
Energy Transfer LP
filed 2020-08-06
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
At July 31, 2020, the registrant had 2,695,845,699 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

i

Definitions
References to the “Partnership” or “ET” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC

DOJ	U.S. Department of Justice

EPA	U.S. Environmental Protection Agency

ETO	Energy Transfer Operating, L.P..

ETO Series A Preferred Units	ETO’s 6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	ETO’s 6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	ETO’s 7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	ETO’s 7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	ETO’s 7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series F Preferred Units	ETO’s 6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

ETO Series G Preferred Units	ETO’s 7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ETO, which owns the Houston Terminal

Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly-owned subsidiary of ETO

LE GP	LE GP, LLC, the general partner of ET

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

ii

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries, wholly-owned by ETO

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Regency	Regency Energy Partners LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

SemCAMS	SemCAMS Midstream ULC, a less than wholly-owned subsidiary of ETO

SemGroup	SemGroup, LLC (formerly SemGroup Corporation)

Series A Convertible Preferred Units	ET Series A convertible preferred units

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P, a wholly-owned subsidiary of ETO

Sunoco R&M	Sunoco (R&M), LLC (formerly Sunoco, Inc. (R&M))

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ETO

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a wholly-owned subsidiary of ETO

USAC Preferred Units	USAC Series A Preferred Units

White Cliffs	White Cliffs Pipeline

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2020	December 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$155	$291
Accounts receivable, net	2,955	5,038
Accounts receivable from related companies	140	159
Inventories	1,593	1,532
Income taxes receivable	68	146
Derivative assets	14	23
Other current assets	231	275
Total current assets	5,156	7,464

Property, plant and equipment	92,269	89,790
Accumulated depreciation and depletion	(17,328)	(15,597)
	74,941	74,193

Advances to and investments in unconsolidated affiliates	3,311	3,460
Lease right-of-use assets, net	1,112	964
Other non-current assets, net	1,512	1,571
Intangible assets, net	6,007	6,154
Goodwill	3,868	5,167
Total assets	$95,907	$98,973
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2020	December 31, 2019*
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,137	$4,118
Accounts payable to related companies	16	31
Derivative liabilities	24	147
Operating lease current liabilities	54	60
Accrued and other current liabilities	2,738	3,342
Current maturities of long-term debt	34	26
Total current liabilities	5,003	7,724

Long-term debt, less current maturities	51,251	51,028
Non-current derivative liabilities	577	273
Non-current operating lease liabilities	903	901
Deferred income taxes	3,313	3,208
Other non-current liabilities	1,218	1,162

Commitments and contingencies
Redeemable noncontrolling interests	750	739

Equity:
Limited Partners:
Common Unitholders	19,843	21,935
General Partner	(7)	(4)
Accumulated other comprehensive loss	(21)	(11)
Total partners’ capital	19,815	21,920
Noncontrolling interests	13,077	12,018
Total equity	32,892	33,938
Total liabilities and equity	$95,907	$98,973
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
REVENUES:
Refined product sales	$2,000	$4,477	$5,232	$8,203
Crude sales	1,329	4,346	4,872	7,871
NGL sales	1,254	1,996	2,943	4,398
Gathering, transportation and other fees	2,137	2,035	4,522	4,302
Natural gas sales	514	763	1,102	1,727
Other	104	260	294	497
Total revenues	7,338	13,877	18,965	26,998
COSTS AND EXPENSES:
Cost of products sold	4,117	10,301	12,408	19,778
Operating expenses	770	792	1,649	1,600
Depreciation, depletion and amortization	936	785	1,803	1,559
Selling, general and administrative	175	179	379	326
Impairment losses	4	—	1,329	50
Total costs and expenses	6,002	12,057	17,568	23,313
OPERATING INCOME	1,336	1,820	1,397	3,685
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(579)	(578)	(1,181)	(1,168)
Equity in earnings of unconsolidated affiliates	85	77	78	142
Losses on extinguishments of debt	—	—	(62)	(18)
Losses on interest rate derivatives	(3)	(122)	(332)	(196)
Other, net	(68)	46	(65)	42
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	771	1,243	(165)	2,487
Income tax expense	99	34	127	160
NET INCOME (LOSS)	672	1,209	(292)	2,327
Less: Net income attributable to noncontrolling interests	306	317	185	614
Less: Net income attributable to redeemable noncontrolling interests	13	13	25	26
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	353	879	(502)	1,687
General Partner’s interest in net income (loss)	—	1	(1)	2
Limited Partners’ interest in net income (loss)	$353	$878	$(501)	$1,685
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$0.13	$0.33	$(0.19)	$0.64
Diluted	$0.13	$0.33	$(0.19)	$0.64
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
Net income (loss)	$672	$1,209	$(292)	$2,327
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	9	3	—	8
Actuarial gain related to pension and other postretirement benefit plans	8	3	11	10
Foreign currency translation adjustments	30	—	(34)	—
Change in other comprehensive loss from unconsolidated affiliates	—	(5)	(16)	(9)
	47	1	(39)	9
Comprehensive income (loss)	719	1,210	(331)	2,336
Less: Comprehensive income attributable to noncontrolling interests	306	317	185	614
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	13	25	26
Comprehensive income (loss) attributable to partners	$400	$880	$(541)	$1,696
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2019*	$21,935	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(1,591)	(1)	—	—	(1,592)
Distributions to noncontrolling interests	—	—	—	(444)	(444)
Subsidiary units issued	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	(48)	(38)	(86)
Other, net	22	—	—	(7)	15
Net loss, excluding amounts attributable to redeemable noncontrolling interests	(854)	(1)	—	(121)	(976)
Balance, March 31, 2020	19,512	(6)	(59)	13,083	32,530
Distributions to partners	9	(1)	—	—	8
Distributions to noncontrolling interests	—	—	—	(408)	(408)
Capital contributions from noncontrolling interests	—	—	—	83	83
Other comprehensive income, net of tax	—	—	38	9	47
Other, net	(31)	—	—	4	(27)
Net income, excluding amounts attributable to redeemable noncontrolling interests	353	—	—	306	659
Balance, June 30, 2020	$19,843	$(7)	$(21)	$13,077	$32,892

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2018*	$20,773	$(5)	$(42)	$10,291	$31,017
Distributions to partners	(799)	(1)	—	—	(800)
Distributions to noncontrolling interests	—	—	—	(425)	(425)
Capital contributions from noncontrolling interests	—	—	—	140	140
Sale of noncontrolling interest in subsidiary	—	—	—	93	93
Other comprehensive income, net of tax	—	—	8	—	8
Other, net	17	—	—	12	29
Net income, excluding amounts attributable to redeemable noncontrolling interests	807	1	—	297	1,105
Balance, March 31, 2019*	20,798	(5)	(34)	10,408	31,167
Distributions to partners	(748)	(1)	—	—	(749)
Distributions to noncontrolling interests	—	—	—	(388)	(388)
Subsidiary units issued	—	—	—	780	780
Capital contributions from noncontrolling interests	—	—	—	66	66
Other comprehensive income, net of tax	—	—	1	—	1
Other, net	50	—	—	—	50
Net income, excluding amounts attributable to redeemable noncontrolling interests	878	1	—	317	1,196
Balance, June 30, 2019*	$20,978	$(5)	$(33)	$11,183	$32,123
*As adjusted. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019*
OPERATING ACTIVITIES:
Net income (loss)	$(292)	$2,327
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,803	1,559
Deferred income taxes	125	138
Inventory valuation adjustments	137	(97)
Non-cash compensation expense	63	58
Impairment losses	1,329	50
Losses on extinguishments of debt	62	18
Distributions on unvested awards	(21)	(18)
Equity in earnings of unconsolidated affiliates	(78)	(142)
Distributions from unconsolidated affiliates	125	170
Other non-cash	(53)	44
Net change in operating assets and liabilities, net of effects of acquisitions	(65)	(213)
Net cash provided by operating activities	3,135	3,894
INVESTING ACTIVITIES:
Cash proceeds from sale of noncontrolling interest in subsidiary	—	93
Cash paid for all other acquisitions, net of cash received	—	(7)
Capital expenditures, excluding allowance for equity funds used during construction	(2,892)	(2,818)
Contributions in aid of construction costs	47	41
Contributions to unconsolidated affiliates	(16)	(254)
Distributions from unconsolidated affiliates in excess of cumulative earnings	97	21
Proceeds from the sale of other assets	6	22
Other	(5)	(40)
Net cash used in investing activities	(2,763)	(2,942)
FINANCING ACTIVITIES:
Proceeds from borrowings	16,975	16,463
Repayments of debt	(16,769)	(15,925)
Subsidiary units issued for cash	1,580	780
Capital contributions from noncontrolling interests	178	206
Distributions to partners	(1,584)	(1,549)
Distributions to noncontrolling interests	(852)	(813)
Debt issuance costs	(50)	(87)
Other, net	14	(1)
Net cash used in financing activities	(508)	(926)
Increase (decrease) in cash and cash equivalents	(136)	26
Cash and cash equivalents, beginning of period	291	419
Cash and cash equivalents, end of period	$155	$445
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
In December 2019, we completed the acquisition of SemGroup. In connection with the transaction, a wholly-owned subsidiary of ET merged with and into SemGroup, with SemGroup surviving the merger. During the first and second quarters of 2020, ET contributed SemGroup and its former subsidiaries to ETO through sale and contribution transactions (together, the “SemGroup Transaction”).
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
The consolidated financial statements of ET presented herein include the results of operations of:

•	the Parent Company;

•	our controlled subsidiary, ETO;

•	ETP GP, the general partner of ETO, and Energy Transfer Partners, L.L.C., the general partner of ETP GP; and
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
The impact of this accounting policy change on the Partnership’s net income for the six months ended June 30, 2020 was $265 million, or $0.10 per limited partner unit. As a result of this change in accounting policy, the Partnership’s consolidated balance sheets for prior periods have been retrospectively adjusted as follows:

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

In addition, the Partnership’s consolidated statements of operations, comprehensive income and cash flows for prior periods have been retrospectively adjusted as follows:

	Year Ended December 31,		Three Months Ended June 30,	Six Months Ended June 30,
	2019	2018	2019	2019
As originally reported:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	$39,727	$41,658	$10,302	$19,717
Operating income	7,277	5,348	1,819	3,746
Income from continuing operations before income tax expense (benefit)	5,094	3,634	1,242	2,548
Net income	4,899	3,365	1,208	2,388
Net income per limited partner unit	1.37	1.16	0.33	0.66
Comprehensive income	4,930	3,322	1,209	2,397
Comprehensive income attributable to partners	3,623	1,651	879	1,757

Consolidated Statements of Cash Flows
Net income	4,899	3,365	1,208	2,388
Net change in operating assets and liabilities	(518)	289	67	(274)

Effect of change:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	74	(55)	(1)	61
Operating income	(74)	55	1	(61)
Income from continuing operations before income tax expense (benefit)	(74)	55	1	(61)
Net income	(74)	55	1	(61)
Net income per limited partner unit	(0.03)	0.04	—	(0.02)
Comprehensive income	(74)	55	1	(61)
Comprehensive income attributable to partners	(74)	55	1	(61)

Consolidated Statements of Cash Flows
Net income	(74)	55	1	(61)
Net change in operating assets and liabilities	74	(55)	(1)	61

As adjusted:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	39,801	41,603	10,301	19,778
Operating income	7,203	5,403	1,820	3,685
Income from continuing operations before income tax expense (benefit)	5,020	3,689	1,243	2,487
Net income	4,825	3,420	1,209	2,327
Net income per limited partner unit	1.34	1.20	0.33	0.64
Comprehensive income	4,856	3,377	1,210	2,336
Comprehensive income attributable to partners	3,549	1,706	880	1,696

Consolidated Statements of Cash Flows
Net income	4,825	3,420	1,209	2,327
Net change in operating assets and liabilities	(444)	234	66	(213)

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
Recent Accounting Pronouncements
Effective January 1, 2020, the Partnership adopted Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The impact of adoption was immaterial to the Partnership. However, due in large part to the global economic impacts of COVID-19, the Partnership and its subsidiaries recorded an aggregate $16 million of current expected credit losses for the six months ended June 30, 2020.
Goodwill
During the first quarter of 2020, due to the impacts of the COVID-19 pandemic, the decline in commodity prices and the decreases in the Partnership’s market capitalization, we determined that interim impairment testing should be performed on certain reporting units. We performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $483 million related to our Arklatex and South Texas operations within the midstream segment, a goodwill impairment of $183 million related to our Lake Charles LNG regasification operations within the interstate transportation and storage segment due to contractually scheduled reductions in payments for the remainder of the contract term, and a goodwill impairment of $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million during the three months ended March 31, 2020, which is included in the Partnership’s consolidated results of operations. No other impairments of the Partnership’s goodwill were identified.
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
Of the $3.87 billion of goodwill on the Partnership’s consolidated balance sheet as of June 30, 2020, approximately $1.2 billion is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test. Management believes that all of the $1.2 billion is at significant risk of impairment, if commodity prices and/or overall market demand remains low.
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2019	$10	$226	$483	$693	$1,397	$1,555	$619	$184	$5,167
Impaired	—	(183)	(483)	—	—	—	(619)	(40)	(1,325)
Other	—	—	—	—	—	—	—	(7)	(7)
Balance, March 31, 2020	10	43	—	693	1,397	1,555	—	137	3,835
Other	—	—	—	—	—	—	—	33	33
Balance, June 30, 2020	$10	$43	$—	$693	$1,397	$1,555	$—	$170	$3,868

2.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2020 or December 31, 2019.
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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2020	2019
Accounts receivable	$2,084	$(340)
Accounts receivable from related companies	111	(1)
Inventories	(180)	28
Other current assets	146	30
Other non-current assets, net	(226)	(44)
Accounts payable	(2,108)	199
Accounts payable to related companies	(8)	(49)
Accrued and other current liabilities	(116)	(89)
Other non-current liabilities	42	(87)
Derivative assets and liabilities, net	190	140
Net change in operating assets and liabilities, net of effects of acquisitions	$(65)	$(213)

Non-cash activities are as follows:

	Six Months Ended June 30,
	2020	2019
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$742	$714
Lease assets obtained in exchange for new lease liabilities	125	15
Distribution reinvestment	62	51

3.	INVENTORIES
As further discussed in Note 1, the Partnership elected to change its accounting policy related to certain barrels of crude oil that were previously accounted for as inventory. As a result of this change in accounting policy, the Partnership’s inventory balance for the prior period has been retrospectively adjusted.
Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Natural gas, NGLs and refined products	$774	$833
Crude oil	367	251
Spare parts and other	452	448
Total inventories	$1,593	$1,532

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method.  As of June 30, 2020 and December 31, 2019, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $372 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost.  For the three and six months ended June 30, 2020 and 2019, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.

4.	FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2020, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$112	$112	$—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	93	93	—
Forward Physical Contracts	7	—	7
Power:
Forwards	21	—	21
Futures	3	3	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	208	208	—
Refined Products – Futures	4	4	—
Crude – Forwards/Swaps	3	3	—
Total commodity derivatives	455	425	30
Other non-current assets	29	19	10
Total assets	$484	$444	$40
Liabilities:
Interest rate derivatives	$(577)	$—	$(577)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(83)	(83)	—
Swing Swaps IFERC	(5)	—	(5)
Fixed Swaps/Futures	(117)	(117)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Forwards	(17)	—	(17)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(218)	(218)	—
Refined Products – Futures	(21)	(21)	—
Crude – Forwards/Swaps	(1)	(1)	—
Total commodity derivatives	(466)	(443)	(23)
Total liabilities	$(1,043)	$(443)	$(600)

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$17	$17	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	65	65	—
Forward Physical Contracts	3	—	3
Power:
Forwards	11	—	11
Futures	4	4	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	260	260	—
Refined Products – Futures	8	8	—
Crude – Forwards/Swaps	13	13	—
Total commodity derivatives	384	369	15
Other non-current assets	31	20	11
Total assets	$415	$389	$26
Liabilities:
Interest rate derivatives	$(399)	$—	$(399)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(49)	(49)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(43)	(43)	—
Power:
Forwards	(5)	—	(5)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(278)	(278)	—
Refined Products – Futures	(10)	(10)	—
Total commodity derivatives	(389)	(383)	(6)
Total liabilities	$(788)	$(383)	$(405)

Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2020 were $52.99 billion and $51.29 billion, respectively. As of December 31, 2019, the aggregate fair value and carrying amount of our consolidated debt obligations were $54.79 billion and $51.05 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income (loss) per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
Net income (loss)	$672	$1,209	$(292)	$2,327
Less: Net income attributable to noncontrolling interests	306	317	185	614
Less: Net income attributable to redeemable noncontrolling interests	13	13	25	26
Net income (loss), net of noncontrolling interests	353	879	(502)	1,687
Less: General Partner’s interest in income (loss)	—	1	(1)	2
Income (loss) available to Limited Partners	$353	$878	$(501)	$1,685
Basic Income (Loss) per Limited Partner Unit:
Weighted average limited partner units	2,694.9	2,621.2	2,693.3	2,620.3
Basic income (loss) per Limited Partner unit	$0.13	$0.33	$(0.19)	$0.64
Diluted Income (Loss) per Limited Partner Unit:
Income (loss) available to Limited Partners	$353	$878	$(501)	$1,685
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—	—	—
Diluted income (loss) available to Limited Partners	$353	$878	$(501)	$1,685
Weighted average limited partner units	2,694.9	2,621.2	2,693.3	2,620.3
Dilutive effect of unvested unit awards (1)	0.9	9.8	—	9.8
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,695.8	2,631.0	2,693.3	2,630.1
Diluted income (loss) from per Limited Partner unit	$0.13	$0.33	$(0.19)	$0.64

*As adjusted. See Note 1.
(1) Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.

6.	DEBT OBLIGATIONS
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
Subsidiary Indebtedness
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of ETO’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of ETO’s 5.000% Senior Notes due 2050 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by ETO’s wholly-owned subsidiary, Sunoco Logistics Operations, on a senior unsecured basis.
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
HFOTCO Long-Term Debt
In connection with the contribution transactions discussed in Note 2, HFOTCO became a wholly-owned subsidiary of ETO in February 2020. As of June 30, 2020, HFOTCO had $225 million outstanding of tax exempt notes due 2050 (the “Ike Bonds”). The Ike Bonds are fully and unconditionally guaranteed by the Partnership, on a senior unsecured basis. The indentures under which the Ike Bonds were issued are subject to customary representations and warranties and affirmative and negative covenants, the majority of which are substantially similar to those found in ETO’s revolving credit facility, as further discussed below.
Credit Facilities and Commercial Paper
ETO Term Loan
ETO’s term loan credit agreement provides for a $2 billion three-year term loan credit facility (the “ETO Term Loan”). Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The ETO Term Loan is unsecured and is guaranteed by ETO’s subsidiary, Sunoco Logistics Operations.
As of June 30, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 1.18%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2020, the ETO Five-Year Credit Facility had $3.01 billion of outstanding borrowings, $1.11 billion of which was commercial paper. The amount available for future borrowings was $1.90 billion, after taking into account letters of credit of $86 million. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 1.34%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of June 30, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of June 30, 2020, the Sunoco LP Credit Facility had $158 million of outstanding borrowings and $8 million in standby letters of credit. As of June 30, 2020, Sunoco LP had $1.33 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 2.19%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of June 30, 2020, the USAC Credit Facility had $448 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2020, USAC had $1.15 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $151 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 2.77%.
SemCAMS Credit Facilities
SemCAMS is party to a credit agreement providing for a C$350 million (US$257 million at the June 30, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$385 million at the June 30, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$220 million at the June 30, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$183 million at the June 30, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of June 30, 2020, the SemCAMS senior secured term loan facility and senior secured revolving credit facility had $251 million and $92 million, respectively, of outstanding borrowings. As of June 30, 2020, the KAPS Facility had no outstanding borrowings.
Compliance with Our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of June 30, 2020.

7.	REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of June 30, 2020 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, redeemable noncontrolling interests includes a balance of $258 million in SemCAMS preferred shares.
USAC Preferred Units
As of June 30, 2020, USAC had 500,000 USAC Preferred Units issued and outstanding. The holders of these units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by April 2, 2023, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, at any time on or after April 2, 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.
SemCAMS Redeemable Preferred Stock
As of June 30, 2020, SemCAMS had 329,830 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at SemCAMS’s option subsequent to January 3, 2021 at a redemption price of C$1,100 (US$807 at the June 30, 2020 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS. The preferred stock is convertible to SemCAMS common shares in the event of an initial public offering by SemCAMS. Dividends on the preferred stock may be paid in-kind through June 30, 2021.

8.	EQUITY
The change in ET Common Units during the six months ended June 30, 2020 was as follows:

Six Months Ended June 30, 2020
Number of Common Units, beginning of period	2,689.6
Common Units issued in connection with the distribution reinvestment plan	5.3
Common Units vested under equity incentive plans and other	0.7
Number of Common Units, end of period	2,695.6

ET Equity Distribution Program
In March 2017, the Partnership entered into an equity distribution agreement relating to at-the-market offerings of its common units with an aggregate offering price up to $1 billion. As of June 30, 2020, there have been no sales of common units under the equity distribution agreement.
ET Repurchase Program
During the six months ended June 30, 2020, ET did not repurchase any ET common units under its current buyback program. As of June 30, 2020, $911 million remained available to repurchase under the current program.

ET Distribution Reinvestment Program
During the six months ended June 30, 2020, distributions of $62 million were reinvested under the distribution reinvestment program. As of June 30, 2020, a total of 23 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Subsidiary Equity Transactions
ETO Preferred Units
As of June 30, 2020 and December 31, 2019, ETO’s outstanding preferred units included 950,000 ETO Series A Preferred Units, 550,000 ETO Series B Preferred Units, 18,000,000 ETO Series C Preferred Units, 17,800,000 ETO Series D Preferred Units and 32,000,000 ETO Series E Preferred Units. As of June 30, 2020, ETO’s outstanding preferred units also included 500,000 ETO Series F Preferred Units and 1,100,000 ETO Series G Preferred Units.
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
Sunoco LP Equity Distribution Program
For the six months ended June 30, 2020, Sunoco LP issued no additional units under its at-the-market equity distribution program. As of June 30, 2020, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC Distribution Reinvestment Program
During the six months ended June 30, 2020, distributions of $0.9 million were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 96,592 USAC common units.
Parent Company Cash Distributions
Distributions declared and/or paid subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050
June 30, 2020	August 7, 2020	August 19, 2020	0.3050

The Parent Company’s distribution on its common units with respect to the quarter ended March 31, 2020 was declared on March 31, 2020 and accrued as of that date.  For the three months ended June 30, 2020, the consolidated statement of equity reflects distributions to common unitholders for two quarters.  For the three months ended June 30, 2020, the amount reflected for distributions to common unitholders in the consolidated statements of equity reflects only the reinvestment of distributions paid in May 2020.
ETO Cash Distributions
Distributions declared and/or paid by ETO to its preferred unitholders subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36
June 30, 2020	August 3, 2020	August 17, 2020	31.25	33.125	0.4609	0.4766	0.4750	—	—

(1)    ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series F and G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.
Sunoco LP Cash Distributions
Distributions declared and/or paid by Sunoco LP to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255

USAC Cash Distributions
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	June 30, 2020	December 31, 2019
Available-for-sale securities	$13	$13
Foreign currency translation adjustment	(32)	2
Actuarial loss related to pensions and other postretirement benefits	(14)	(25)
Investments in unconsolidated affiliates, net	(17)	(1)
Total AOCI, net of tax	(50)	(11)
Amounts attributable to noncontrolling interest	29	—
Total AOCI included in partners’ capital, net of tax	$(21)	$(11)

9.	INCOME TAXES
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
ETO’s joint venture agreements require that ETO fund its proportionate share of capital contributions to its unconsolidated affiliates. Such contributions will depend upon the unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ROW expense	$10	$6	$19	$12

PES Refinery Fire and Bankruptcy
We previously owned an approximately 7.4% indirect non-operating interest in PES, which owned a former refinery in Philadelphia. In addition, the Partnership previously provided logistics services to PES under commercial contracts and Sunoco LP previously purchased refined products from PES. In June 2019, an explosion and fire occurred at the refinery complex.
On July 21, 2019, PES Holdings, LLC and seven of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as a result of the explosion and fire at the Philadelphia refinery complex. The Debtors have also defaulted on a $75 million note payable to a subsidiary of the Partnership. In June 2020, the Partnership received $12 million from PES on the note payable and recorded a reserve for the remaining $63 million note balance.
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of June 30, 2020, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such costs, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” It may be necessary for the Partnership to record additional environmental remediation liabilities in the future depending upon the use of such property by the buyer; however, management is not currently able to estimate such additional liabilities.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively with SRST and CRST, the “Tribes”). Plaintiffs and Defendants filed cross motions for summary judgment. On March 25, 2020, the Court remanded the case back to the USACE for preparation of an Environment Impact Statement. On July 6, 2020, the Court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and USACE have filed notices of appeal with the United States Court of Appeals for the District of Columbia (“Court of Appeals”) with respect to the Court’s ruling related to the preparation of an Environmental Impact Statement and also filed motions for a stay of the Court’s July 6, 2020 Order. On July 14, 2020, the Court of Appeals administratively stayed the Court’s July 6 Order and ordered further briefing with respect to the motion to stay. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil. The Court of Appeals also denied a stay of the March 25 Order and the remaining portion of the July 6 Order vacating the easement. As a result, no court order stops Dakota Access from continuing to operate the Pipeline. The August 5 Order contemplates that the USACE will make a determination under its regulations and procedures whether vacating the easement requires oil to stop flowing. The Order also contemplates further proceedings in the District Court, and it expedites the appeal with briefing to conclude by September 30, 2020.
Energy Transfer cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project, but expects after the law and complete record are fully considered, the issues in this litigation will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of June 30, 2020, Sunoco is a defendant in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).

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
Litigation Filed By or Against Williams
In April and May 2016, the Williams Companies, Inc. (“Williams”) filed two lawsuits (the “Williams Litigation”) against ET, LE GP, and, in one of the lawsuits, Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC (collectively, “Defendants”), alleging that Defendants breached their obligations under the ET-Williams merger agreement (the “Merger Agreement”). In general, Williams alleges that Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), (b) issuing the Partnership’s Series A Convertible Preferred Units (the “Issuance”), and (c) making allegedly untrue representations and warranties in the Merger Agreement.
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
In March 2020, the Court held argument on Defendant’s Motion for Summary Judgment and Williams’ Motion for Partial Summary Judgment. Those motions remain pending before the Court. Trial was set for August 31 to September 4, 2020, but has been continued to a later date because of the pandemic. Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can Defendants predict the amount of time and expense that will be required to resolve these lawsuits. Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio

EPA sought review from the Ohio Supreme Court, which the defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. Briefing is underway and will conclude at the end of August 2020.
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
On March 25, 2020, the Court granted summary judgment in favor of the USACE. Plaintiffs did not appeal by the deadline, and the case has concluded.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn.
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
In December 2019, the former DA announced charges against a current employee related to the provision of security services. On June 25, 2020, a preliminary hearing was held on the charges against the employee, and the judge dismissed all charges.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (“DA”) announced that the DA and the Pennsylvania Attorney General’s Office, at the request of the DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. On March 16, 2020, the Pennsylvania Attorney General Office served a Statewide Investigating Grand Jury subpoena for documents relating to inadvertent returns and water supplies related to the Mariner East pipelines. While the Partnership will cooperate with the subpoena, it intends to vigorously defend itself.
Recently Filed Litigation Involving Energy Transfer LP
Four purported unitholders of ET filed derivative actions against various past and current members of ET’s Board of Directors, LE GP, and ET, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of ET’s limited partnership agreement, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania. They also seek damages and changes to ET’s corporate governance structure. See Bettiol v. LP GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); and King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.). Another purported unitholder of ET, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against ET and three of ET’s directors, Kelcy L. Warren, John W. McReynolds, and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants ET directors Marshall McCrea and Matthew Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing; nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses.  For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage.  If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency.  As of June 30, 2020 and December 31, 2019, accruals of approximately $92 million and $120 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations.  As new information becomes available, our estimates may change.  The impact of these changes may have a significant effect on our results of operations in a single period.
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
In addition, other legal proceedings exist that are considered reasonably possible to result in unfavorable outcomes.  For those where possible losses can be estimated, the range of possible losses related to these contingent obligations is estimated to be up to $80 million; however, no accruals have been recorded as of June 30, 2020 or December 31, 2019.
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
Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on our results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position.
Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for environmental matters is adequate to cover the potential exposure for cleanup costs.
In February 2017, we received letters from the DOJ on behalf of EPA and Louisiana Department of Environmental Quality (“LDEQ”) notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January 2015. In January 2019, a Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with the DOJ and LDEQ for the three releases. Subsequently, the court approved the Consent Decree and the penalty payment of $5.4 million was satisfied. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees related to the Caddo Parish, Louisiana release.
In October 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly-owned subsidiary of ETO. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019. SPMT is currently awaiting response from PHMSA regarding the approval status of the submitted Remedial Work Plan.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2020, Sunoco had been named as a PRP at approximately 30 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

The table below reflects the amounts of accrued liabilities recorded in our consolidated balance sheets related to environmental matters that are considered to be probable and reasonably estimable. Currently, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. Except for matters discussed above, we do not have any material environmental matters assessed as reasonably possible that require disclosure in our consolidated financial statements.

	June 30, 2020	December 31, 2019
Current	$43	$46
Non-current	261	274
Total environmental liabilities	$304	$320

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
During the three months ended June 30, 2020 and 2019, the Partnership recorded $7 million and $9 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2020 and 2019, the Partnership recorded $15 million and $15 million, respectively, of expenditures related to environmental cleanup programs.
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
Our operations are also subject to the requirements of OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, the Occupational Safety and Health Administration’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations, but there is no assurance that such costs will not be material in the future.

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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed fee for a right to use our assets, but allow customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2019	$377
Additions	413
Revenue recognized	(405)
Balance, June 30, 2020	$385

Balance, December 31, 2018	$394
Additions	300
Revenue recognized	(315)
Balance, June 30, 2019	$379
The balances of receivables from contracts with customers listed in the table below include both current trade receivables and long-term receivables, net of allowance for expected credit losses. The allowance for expected credit losses represents Sunoco LP's best estimate of the probable losses associated with potential customer defaults. Sunoco LP estimates the expected credit losses based on historical write-off experience by industry and current expectations of future credit losses.
The balances of Sunoco LP’s contract assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Contract balances:
Contract assets	$128	$117
Accounts receivable from contracts with customers	263	366

Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g., sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended June 30, 2020 and 2019 was $5 million and $4 million, respectively. The amount of amortization expense that Sunoco LP recognized for the six months ended June 30, 2020 and 2019 was $10 million and $8 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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

The following table details our outstanding commodity-related derivatives:

	June 30, 2020		December 31, 2019
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(20,433)	2020-2024	(35,208)	2020-2024
Fixed Swaps/Futures	373	2020-2021	1,483	2020
Options – Puts	—	—	—	—
Power (Megawatt):
Forwards	1,338,776	2020-2029	3,213,450	2020-2029
Futures	204,090	2020-2021	(353,527)	2020
Options – Puts	(340,743)	2020	51,615	2020
Options – Calls	(1,268,532)	2020-2021	(2,704,330)	2020-2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(27,713)	2020-2022	(18,923)	2020-2022
Swing Swaps IFERC	(35,590)	2020-2021	(9,265)	2020
Fixed Swaps/Futures	(10,708)	2020-2022	(3,085)	2020-2021
Forward Physical Contracts	(23,980)	2020-2021	(13,364)	2020-2021
NGLs (MBbls) – Forwards/Swaps	(8,830)	2020	(1,300)	2020-2021
Refined Products (MBbls) – Futures	(3,370)	2020-2022	(2,473)	2020-2021
Crude (MBbls) – Forwards/Swaps	3,393	2020	4,465	2020
Corn (thousand bushels)	—	—	(1,210)	2020
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,235)	2020-2021	(31,780)	2020
Fixed Swaps/Futures	(43,235)	2020-2021	(31,780)	2020
Hedged Item – Inventory	43,235	2020-2021	31,780	2020

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern our portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, we may at times require collateral under certain circumstances to mitigate credit risk as necessary. We also use industry standard commercial agreements which allow for the netting of positive and negative exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$18	$24	$(22)	$—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	370	319	(367)	(350)
Commodity derivatives	67	41	(77)	(39)
Interest rate derivatives	—	—	(577)	(399)
	437	360	(1,021)	(788)
Total derivatives	$455	$384	$(1,043)	$(788)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(577)	$(399)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	67	41	(77)	(39)
Broker cleared derivative contracts	Other current assets (liabilities)	388	343	(389)	(350)
Total gross derivatives		455	384	(1,043)	(788)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(53)	(18)	53	18
Counterparty netting	Other current assets (liabilities)	(349)	(318)	349	318
Total net derivatives		$53	$48	$(641)	$(452)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or non-current depending on the anticipated settlement date.

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(5)	$(20)	$11	$(14)
Commodity derivatives – Non-trading	Cost of products sold	(96)	(29)	97	(41)
Interest rate derivatives	Losses on interest rate derivatives	(3)	(122)	(332)	(196)
Total		$(104)	$(171)	$(224)	$(251)

13.	RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from related companies	$142	$136	$275	$245
The following table summarizes the accounts receivable from related companies on our consolidated balance sheets:

	June 30, 2020	December 31, 2019
Accounts receivable from related companies:
FGT	$13	$50
Phillips 66	9	36
Traverse	62	42
Other	56	31
Total accounts receivable from related companies	$140	$159

As of June 30, 2020 and December 31, 2019, accounts payable with unconsolidated affiliates in the Partnership’s consolidated balance sheets totaled $16 million and $31 million, respectively.

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
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our crude oil transportation and services segment are primarily reflected in crude sales. Revenues from our investment in Sunoco LP segment are primarily reflected in refined product sales. Revenues from our investment in USAC segment are primarily reflected in gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales and gathering, transportation and other fees.
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at last-in, first-out (“LIFO”). These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$465	$671	$1,001	$1,440
Intersegment revenues	51	94	108	181
	516	765	1,109	1,621
Interstate transportation and storage:
Revenues from external customers	440	487	899	979
Intersegment revenues	5	6	10	12
	445	493	909	991
Midstream:
Revenues from external customers	391	337	892	1,000
Intersegment revenues	627	861	1,296	1,916
	1,018	1,198	2,188	2,916
NGL and refined products transportation and services:
Revenues from external customers	1,666	2,356	3,784	5,069
Intersegment revenues	453	256	1,050	574
	2,119	2,612	4,834	5,643
Crude oil transportation and services:
Revenues from external customers	1,811	5,012	6,024	9,179
Intersegment revenues	28	34	28	53
	1,839	5,046	6,052	9,232
Investment in Sunoco LP:
Revenues from external customers	2,043	4,474	5,303	8,166
Intersegment revenues	37	1	49	1
	2,080	4,475	5,352	8,167
Investment in USAC:
Revenues from external customers	166	169	342	336
Intersegment revenues	3	5	6	9
	169	174	348	345
All other:
Revenues from external customers	356	371	720	829
Intersegment revenues	136	20	285	59
	492	391	1,005	888
Eliminations	(1,340)	(1,277)	(2,832)	(2,805)
Total revenues	$7,338	$13,877	$18,965	$26,998

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
Segment Adjusted EBITDA:
Intrastate transportation and storage	$187	$290	$427	$542
Interstate transportation and storage	403	460	807	916
Midstream	367	412	750	794
NGL and refined products transportation and services	674	644	1,337	1,256
Crude oil transportation and services	519	752	1,110	1,496
Investment in Sunoco LP	182	152	391	305
Investment in USAC	105	105	211	206
All other	1	10	40	45
Adjusted EBITDA (consolidated)	2,438	2,825	5,073	5,560
Depreciation, depletion and amortization	(936)	(785)	(1,803)	(1,559)
Interest expense, net of interest capitalized	(579)	(578)	(1,181)	(1,168)
Impairment losses	(4)	—	(1,329)	(50)
Losses on interest rate derivatives	(3)	(122)	(332)	(196)
Non-cash compensation expense	(41)	(29)	(63)	(58)
Unrealized gains (losses) on commodity risk management activities	(48)	(23)	3	26
Losses on extinguishments of debt	—	—	(62)	(18)
Inventory valuation adjustments (Sunoco LP)	90	4	(137)	97
Adjusted EBITDA related to unconsolidated affiliates	(157)	(163)	(311)	(309)
Equity in earnings of unconsolidated affiliates	85	77	78	142
Other, net	(74)	37	(101)	20
Income (loss) before income tax expense	771	1,243	(165)	2,487
Income tax expense	(99)	(34)	(127)	(160)
Net income (loss)	$672	$1,209	$(292)	$2,327

	June 30, 2020	December 31, 2019*
Segment assets:
Intrastate transportation and storage	$6,972	$6,648
Interstate transportation and storage	17,413	18,111
Midstream	19,132	20,332
NGL and refined products transportation and services	21,803	19,145
Crude oil transportation and services	21,481	22,933
Investment in Sunoco LP	4,985	5,438
Investment in USAC	3,058	3,730
All other	1,063	2,636
Total segment assets	$95,907	$98,973
*As adjusted. See Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020, “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020 and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ET” mean Energy Transfer LP and its consolidated subsidiaries, which include ETO. References to the “Parent Company” mean Energy Transfer LP on a stand-alone basis.
RECENT DEVELOPMENTS
COVID-19
In 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. As a provider of critical energy infrastructure, our business has been designated as a "critical infrastructure sector" and our employees as "essential critical infrastructure workers" pursuant to the Department of Homeland Security Guidance on Essential Critical Infrastructure Workforce(s). To date, our field operations have continued uninterrupted, and remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the magnitude or duration of current and potential future COVID-19 mitigation measures. As an essential business providing critical energy infrastructure, the safety of our employees and the continued operation of our assets are our top priorities and we will continue to operate in accordance with federal and state health guidelines and safety protocols. We have implemented several new policies and provided employee training to help maintain the health and safety of our workforce.
ET Contribution of SemGroup Assets to ETO
On December 5, 2019, ET completed the acquisition of SemGroup. During the first and second quarters of 2020, ET contributed former SemGroup assets to ETO through sale and contribution transactions.
ETO Series F and Series G Preferred Units Issuance
On January 22, 2020, ETO issued 500,000 of its Series F Preferred Units at a price of $1,000 per unit and 1,100,000 of its Series G Preferred Units at a price of $1,000 per unit. The net proceeds were used to repay amounts outstanding under ETO's revolving credit facility and for general partnership purposes.
ETO January 2020 Senior Notes Offering and Redemption
On January 22, 2020, ETO completed a registered offering (the “January 2020 Senior Notes Offering”) of $1.00 billion aggregate principal amount of ETO’s 2.900% Senior Notes due 2025, $1.50 billion aggregate principal amount of the Partnership’s 3.750% Senior Notes due 2030 and $2.00 billion aggregate principal amount of ETO’s 5.000% Senior Notes due 2050 (collectively, the “Notes”). The Notes are fully and unconditionally guaranteed by ETO’s wholly-owned subsidiary, Sunoco Logistics Operations, on a senior unsecured basis.
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
Quarterly Cash Distribution
In July 2020, ET announced its quarterly distribution of $0.3050 per unit ($1.22 annualized) on ET common units for the quarter ended June 30, 2020.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax and Jobs Act (the "Tax Act") changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes ("Revised Policy Statement") stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost of service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not "double recover" its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors' income tax costs. In light of the rehearing order, the impacts of the FERC's policy on the treatment of income taxes may have on the rates ETO can charge for the FERC regulated transportation services are unknown at this time.
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
In March 2019, following the decision of the D.C. Circuit in Emera Maine v. Federal Energy Regulatory Commission, the FERC issued a Notice of Inquiry regarding its policy for determining return on equity ("ROE"). The FERC specifically sought information and stakeholder views to help the FERC explore whether, and if so how, it should modify its policies concerning the determination of ROE to be used in designing jurisdictional rates charged by public utilities. The FERC also expressly sought comment on whether any changes to its policies concerning public utility ROEs should be applied to interstate natural gas and oil pipelines. Initial comments were due in June 2019, and reply comments were due in July 2019. The FERC has not taken any further action with respect to the Notice of Inquiry as of this time, and therefore we cannot predict what effect, if any, such development could have on our cost-of-service rates in the future.
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
Trends and Outlook
Recent market disruptions involving the COVID-19 pandemic have negatively impacted our earnings and cash flows from operations and may continue to do so. Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and a continuation of low WTI crude oil prices may result in the shut-in of production from U.S. oil and gas wells, which in turn may result in decreased volumes transported on our pipeline systems and decreased overall utilization of our midstream services.
With respect to commodity prices, natural gas prices have remained comparatively low in recent months as associated gas from shale oil resources has provided additional supply to the market. Meanwhile, crude oil prices saw a sharp declines as a result of actions by foreign oil-producing nations and a decrease in global demand as result of the COVID-19 pandemic but have subsequently risen and stabilized. We cannot predict the future impacts, or the duration of such impacts, from the COVID-19 pandemic.
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
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, we have cut our already reduced 2020 growth capital spending budget by a total of $600 million and reduced planned operating expenses by approximately $400 million. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our services will continue given the essential nature of the midstream natural gas, NGLs, refined products and crude oil business, although we cannot predict any possible changes in such demand with reasonable certainty.
We currently have ample liquidity to fund our business and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources” below). In addition, while the trading price of ET common units declined significantly during the first half of 2020, thereby making equity capital market transactions less attractive in the near term, we continue to have access to the debt capital markets on generally favorable terms. In the event we seek additional equity or debt capital, our blended cost of capital for equity and debt is expected to be modestly higher in the near term; however, we will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future in light of this higher cost of capital.
Results of Operations
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at last-in, first-out (“LIFO”). These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019*	Change	2020	2019*	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$187	$290	$(103)	$427	$542	$(115)
Interstate transportation and storage	403	460	(57)	807	916	(109)
Midstream	367	412	(45)	750	794	(44)
NGL and refined products transportation and services	674	644	30	1,337	1,256	81
Crude oil transportation and services	519	752	(233)	1,110	1,496	(386)
Investment in Sunoco LP	182	152	30	391	305	86
Investment in USAC	105	105	—	211	206	5
All other	1	10	(9)	40	45	(5)
Adjusted EBITDA (consolidated)	2,438	2,825	(387)	5,073	5,560	(487)
Depreciation, depletion and amortization	(936)	(785)	(151)	(1,803)	(1,559)	(244)
Interest expense, net of interest capitalized	(579)	(578)	(1)	(1,181)	(1,168)	(13)
Impairment losses	(4)	—	(4)	(1,329)	(50)	(1,279)
Losses on interest rate derivatives	(3)	(122)	119	(332)	(196)	(136)
Non-cash compensation expense	(41)	(29)	(12)	(63)	(58)	(5)
Unrealized gains (losses) on commodity risk management activities	(48)	(23)	(25)	3	26	(23)
Losses on extinguishments of debt	—	—	—	(62)	(18)	(44)
Inventory valuation adjustments (Sunoco LP)	90	4	86	(137)	97	(234)
Adjusted EBITDA related to unconsolidated affiliates	(157)	(163)	6	(311)	(309)	(2)
Equity in earnings of unconsolidated affiliates	85	77	8	78	142	(64)
Other, net	(74)	37	(111)	(101)	20	(121)
Income (loss) before income tax expense	771	1,243	(472)	(165)	2,487	(2,652)
Income tax expense	(99)	(34)	(65)	(127)	(160)	33
Net income (loss)	$672	$1,209	$(537)	$(292)	$2,327	$(2,619)
*As adjusted.
Adjusted EBITDA (consolidated). For the three and six months ended June 30, 2020 compared to the same period last year, Adjusted EBITDA decreased 14% and 9%, respectively, primarily due to the impacts of lower volumes and market prices among several of our core operating segments; these decreases were partially offset by net increases of approximately $150 million and $290 million, respectively, in Adjusted EBITDA from recent acquisitions and assets placed in service.
Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2020 compared to the same periods last year due to the acquisition of SemGroup on December 5, 2019, as well as incremental depreciation related to assets recently placed in service.

Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased for the three and six months ended June 30, 2020 compared to the same periods last year primarily due to the following:

•
an increase of $67 million recognized by the Partnership primarily attributable to the higher consolidated debt balance following the SemGroup acquisition and related debt refinancing, the impact of which was partially offset by lower borrowing costs on both recently refinanced debt and floating rate debt, and higher capitalized interest.

•
an increase of $3 million for USAC for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a full six months of interest expense incurred in the current period on its senior notes issued in March 2019, which were used to reduce borrowings under the credit agreement, partially offset by reduced borrowings and lower weighted average interest rates under the credit agreement; and

•	an increase of $3 million for Sunoco LP for the six months ended June 30, 2020 compared to the same period last year primarily related to an increase in Sunoco LP’s total long-term debt.
Impairment Losses. During the three months ended March 31, 2020, the Partnership performed an interim impairment test on certain reporting units within midstream, interstate, crude, NGL and all other operations. As a result of the interim impairment test, the Partnership recognized a goodwill impairment of $483 million related to our Arklatex and South Texas operations within the midstream segment, a goodwill impairment of $183 million related to our Lake Charles LNG regasification operations with the interstate transportation and storage segment, and a goodwill impairment of $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million, during the three months ended March 31, 2020, which is included in the Partnership’s consolidated results of operations. During the three months ended March 31, 2019, USAC recorded a $3 million impairment of compression equipment as a result of its evaluations of the future deployment of USAC’s idle fleet under then-current market conditions. USAC recorded a $4 million impairment of compression equipment during the three months ended June 30, 2020 as a result of its evaluations of the future deployment of its idle fleet under current market conditions.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2020 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. During the three and six months ended June 30, 2020, amounts were related to ETO senior notes redemption in January 2020.
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
Income Tax Expense. For the three months ended June 30, 2020 compared to the same period in the prior year, income tax expense increased due to higher earnings at our corporate subsidiaries in the current period. For the six months ended June 30, 2020 compared to the same period in the prior year, income tax expense decreased due to the recognition of a taxable gain on the sale of assets at our corporate subsidiaries in the prior period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$42	$39	$3	$77	$71	$6
FEP	18	14	4	(52)	28	(80)
MEP	(2)	7	(9)	(2)	14	(16)
White Cliffs	9	—	9	17	—	17
Other	18	17	1	38	29	9
Total equity in earnings (losses) of unconsolidated affiliates	$85	$77	$8	$78	$142	$(64)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$89	$87	$2	$168	$168	$—
FEP	19	18	1	38	37	1
MEP	7	20	(13)	15	39	(24)
White Cliffs	13	—	13	27	—	27
Other	29	38	(9)	63	65	(2)
Total Adjusted EBITDA related to unconsolidated affiliates	$157	$163	$(6)	$311	$309	$2

Distributions received from unconsolidated affiliates:
Citrus	$58	$39	$19	$107	$74	$33
FEP	17	16	1	35	33	2
MEP	7	15	(8)	18	26	(8)
White Cliffs	10	—	10	23	—	23
Other	20	42	(22)	39	58	(19)
Total distributions received from unconsolidated affiliates	$112	$112	$—	$222	$191	$31

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
Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Natural gas transported (BBtu/d)	12,921	12,115	806	13,028	12,049	979
Withdrawals from (injections to) storage natural gas inventory (BBtu)	(1,910)	—	(1,910)	5,065	—	5,065
Revenues	$516	$765	$(249)	$1,109	$1,621	$(512)
Cost of products sold	248	400	(152)	551	972	(421)
Segment margin	268	365	(97)	558	649	(91)
Unrealized gains on commodity risk management activities	(33)	(26)	(7)	(39)	(16)	(23)
Operating expenses, excluding non-cash compensation expense	(48)	(47)	(1)	(89)	(89)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(7)	1	(15)	(13)	(2)
Adjusted EBITDA related to unconsolidated affiliates	6	5	1	12	11	1
Segment Adjusted EBITDA	$187	$290	$(103)	$427	$542	$(115)
Volumes. For the three and six months ended June 30, 2020 compared to the same periods last year, transported volumes increased primarily due to increased utilization of our Texas pipelines.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Transportation fees	$148	$148	$—	$309	$302	$7
Natural gas sales and other (excluding unrealized gains and losses)	68	173	(105)	156	293	(137)
Retained fuel revenues (excluding unrealized gains and losses)	10	12	(2)	19	23	(4)
Storage margin (excluding unrealized gains and losses)	9	6	3	35	15	20
Unrealized gains on commodity risk management activities	33	26	7	39	16	23
Total segment margin	$268	$365	$(97)	$558	$649	$(91)
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net impacts of the following:

•	a decrease of $105 million in realized natural gas sales and other primarily due to lower realized gains from pipeline optimization activity; and

•	an increase of $1 million in operating expenses primarily due to higher maintenance project costs and higher cost of fuel consumption; partially offset by

•	an increase of $3 million in realized storage margin primarily due to higher storage optimization and fees.
Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net impacts of the following:

•	a decrease of $137 million in realized natural gas sales and other primarily due to lower realized gains from pipeline optimization activity;

•	a decrease of $4 million in retained fuel revenues primarily due to lower gas prices; and

•	an increase of $2 million in selling, general and administrative expenses primarily due to higher allocated corporate costs; partially offset by

•	an increase of $20 million in realized storage margin primarily due to higher storage optimization;

•	an increase of $7 million in transportation fees primarily due to volume ramp-ups on the Red Bluff Express pipeline and new contracts; and

•	an increase of $1 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher fee revenue on the Trans-Pecos and Comanche Trail pipelines.

Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Natural gas transported (BBtu/d)	10,152	10,825	(673)	10,440	11,177	(737)
Natural gas sold (BBtu/d)	17	17	—	16	18	(2)
Revenues	$445	$493	$(48)	$909	$991	$(82)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(139)	(138)	(1)	(282)	(284)	2
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(16)	(18)	2	(37)	(32)	(5)
Adjusted EBITDA related to unconsolidated affiliates	115	125	(10)	221	244	(23)
Other	(2)	(2)	—	(4)	(3)	(1)
Segment Adjusted EBITDA	$403	$460	$(57)	$807	$916	$(109)
Volumes. For the three and six months ended June 30, 2020 compared to the same periods last year, transported volumes decreased 0.7 Bcf/d primarily due to shut-ins of crude production resulting in lower associated gas and a decrease in demand for LNG export.
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $43 million in reservation fees primarily due to a decrease of $18 million from additional revenue recognized in 2019 associated with a shipper bankruptcy, a decrease of $16 million from lower rates on Lake Charles LNG effective January 2020 and a decrease of $12 million due to less capacity sold on our Panhandle and Trunkline systems as well as lower rates on the sale of uncommitted capacity on our Rover pipeline. These decreases were partially offset by increased margin from our Transwestern system due to increased demand in firm transportation;

•	a decrease of $4 million in interruptible transportation due to lower rates and lower short-term customer demand on our Sea Robin and Transwestern systems; and

•
a decrease of $10 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower earnings of $12 million from our Midcontinent Express Pipeline joint venture as a result of less capacity sold and lower rates received following the expiration of certain contracts, partially offset by a $2 million increase from Citrus primarily due to higher margins and lower operating expenses.

Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $73 million in reservation fees primarily due to a decrease of $18 million from additional revenue recognized in 2019 associated with a shipper bankruptcy, a decrease of $30 million due to less capacity sold at lower rates on our Panhandle and Trunkline system as well as lower rates on the sale of uncommitted capacity on our Rover pipeline, and a decrease of $32 million due to a contractual rate adjustment on commitments at our Lake Charles LNG facility. These decreases were partially offset by increased revenues from our Transwestern system due to increased demand in firm transportation;

•	a decrease of $8 million in operational gas sales, interruptible transportation, parking and storage revenue due to unfavorable market conditions;

•	an increase of $5 million in selling, general and administrative expenses primarily due to higher allocated overhead costs and an increase in reserves for insurance claims; and

•
a decrease of $23 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower earnings from our Midcontinent Express Pipeline joint venture as a result of less capacity sold and lower rates received following the expiration of certain contracts; partially offset by

•
a decrease of $2 million in operating expenses primarily due to lower employee costs resulting from cost-cutting initiatives of $10 million and an $8 million decrease in ad valorem taxes, partially offset by bad debt expense of $10 million and a $5 million change in lower of cost or market adjustments.

Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Gathered volumes (BBtu/d)	12,964	13,148	(184)	13,155	12,934	221
NGLs produced (MBbls/d)	602	565	37	606	564	42
Equity NGLs (MBbls/d)	37	30	7	37	33	4
Revenues	$1,018	$1,198	$(180)	$2,188	$2,916	$(728)
Cost of products sold	473	584	(111)	1,048	1,725	(677)
Segment margin	545	614	(69)	1,140	1,191	(51)
Operating expenses, excluding non-cash compensation expense	(166)	(189)	23	(359)	(372)	13
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(23)	3	(46)	(42)	(4)
Adjusted EBITDA related to unconsolidated affiliates	7	9	(2)	14	15	(1)
Other	1	1	—	1	2	(1)
Segment Adjusted EBITDA	$367	$412	$(45)	$750	$794	$(44)
Volumes. Gathered volumes decreased during the three months ended June 30, 2020 compared to the same period last year primarily due to decreases in the South Texas and North Texas regions, partially offset by the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region. NGL production increased due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and increased ethane recovery in the Permian, South Texas and North Texas regions.
Gathered volumes increased during the six months ended June 30, 2020 compared to the same period last year primarily due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and volume increases in the Northeast region, partially offset by decreases in the South Texas region. NGL production increased due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and increased ethane recovery in the Permian, South Texas and North Texas regions.
Segment Margin. The table below presents the components of our midstream segment margin. For the prior period included in the table below, the amounts previously reported for fee-based and non-fee-based margin have been adjusted to reflect reclassification of certain contractual minimum fees in order to conform to the current period classification:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Gathering and processing fee-based revenues	$503	$530	$(27)	$1,033	$1,034	$(1)
Non-fee-based contracts and processing	42	84	(42)	107	157	(50)
Total segment margin	$545	$614	$(69)	$1,140	$1,191	$(51)
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•	a decrease $39 million in non-fee-based margin due to lower NGL prices;

•	a decrease of $3 million in non-fee-based margin due to decreased throughput volume in the South Texas region; and

•	a decrease of $27 million in fee-based margin due to volume declines in the South Texas and North Texas regions; partially offset by

•	a decrease of $23 million in operating expenses due to decreases of $11 million in outside services, $8 million in employee costs and $3 million in materials; and

•	a decrease of $3 million in selling, general and administrative expenses due to a decrease in allocated overhead costs.
Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•	a decrease of $61 million in non-fee-based margin due to lower NGL prices of $56 million and lower gas prices of $5 million;

•	an increase of $4 million in selling, general and administrative expenses due to an increase of $3 million in capitalized overhead costs and an increase of $1 million in insurance; partially offset by

•	an increase of $11 million in non-fee-based margin due to increased throughput volume in the Mid-Continent/Panhandle region as a result of the SemGroup acquisition; and

•
a decrease of $13 million in operating expenses due to decreases of $11 million in outside services, $4 million in employee costs and $3 million in materials, partially offset by an increase of $7 million in maintenance project costs.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
NGL transportation volumes (MBbls/d)	1,401	1,305	96	1,400	1,237	163
Refined products transportation volumes (MBbls/d)	377	628	(251)	460	623	(163)
NGL and refined products terminal volumes (MBbls/d)	748	885	(137)	798	831	(33)
NGL fractionation volumes (MBbls/d)	836	701	135	820	690	130
Revenues	$2,119	$2,612	$(493)	$4,834	$5,643	$(809)
Cost of products sold	1,368	1,848	(480)	3,204	4,174	(970)
Segment margin	751	764	(13)	1,630	1,469	161
Unrealized losses on commodity risk management activities	78	39	39	23	96	(73)
Operating expenses, excluding non-cash compensation expense	(154)	(155)	1	(313)	(304)	(9)
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(26)	7	(44)	(45)	1
Adjusted EBITDA related to unconsolidated affiliates	18	21	(3)	41	39	2
Other	—	1	(1)	—	1	(1)
Segment Adjusted EBITDA	$674	$644	$30	$1,337	$1,256	$81
Volumes. For the three and six months ended June 30, 2020 compared to the same periods last year, NGL transportation volumes increased due to higher throughput volumes on our Mariner East pipeline system. In addition, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions.
Refined products transportation volumes decreased for the three and six months ended June 30, 2020 compared to the same periods last year due to the closure of a third-party refinery during the third quarter of 2019, which negatively impacted supply to our refined products transportation system, and less domestic demand for jet fuel and other refined products. These decreases in volumes are partially offset by the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019.
NGL and refined products terminal volumes decreased for the three and six months ended June 30, 2020 compared to the same periods last year primarily due to the closure of a third-party refinery during the third quarter of 2019, and less domestic demand for jet fuel and other refined products. These decreases were partially offset by higher volumes from our Mariner East system, and the initiation of service on our JC Nolan diesel fuel pipeline and natural gasoline export project, both of which commenced service in the third quarter of 2019.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased 20% for the three and six months ended June 30, 2020 compared to the same periods last year primarily due to the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Transportation margin	$449	$422	$27	$925	$785	$140
Fractionators and refinery services margin	173	154	19	352	320	32
Terminal services margin	129	166	(37)	280	303	(23)
Storage margin	55	53	2	118	109	9
Marketing margin	23	8	15	(22)	48	(70)
Unrealized losses on commodity risk management activities	(78)	(39)	(39)	(23)	(96)	73
Total segment margin	$751	$764	$(13)	$1,630	$1,469	$161
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $27 million in transportation margin primarily due to a $28 million increase from higher throughput volumes on our Mariner East pipeline system, an $11 million increase from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $6 million increase due to the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, and a $4 million increase due to higher throughput volumes from the Southeast Texas region. These increases were partially offset by an $8 million decrease due to a reclassification between our transportation and fractionators margins, a $7 million decrease due to less domestic demand for jet fuel and other refined products, a $5 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019, and a $2 million decrease due to lower third-party volumes on our Mariner West pipeline;

•
an increase of $15 million in marketing margin primarily due to a $50 million increase due to higher optimization gains from the sale of NGL component products at our Mont Belvieu facility and a $10 million increase due to write-downs of NGL inventory in the second quarter of 2019. These increases were partially offset by lower gains from our butane blending business during the second quarter of 2020 due to unfavorable market conditions; and

•
an increase of $19 million in fractionators and refinery services margin primarily due to a $15 million increase resulting from the commissioning of our seventh fractionator in February 2020 and higher NGL volumes from the Permian and Barnett regions feeding our Mont Belvieu fractionation facility, and an increase of $8 million due to a reclassification between our transportation and fractionators margins. These increases were partially offset by a $4 million decrease due to the expiration of a third-party blending contract during the second quarter of 2020; partially offset by

•
a decrease of $37 million in terminal services margin primarily due to a $25 million decrease resulting from the expiration of a third party contract at our Nederland export facility in the second quarter of 2020, a $9 million decrease due to lower third-party and intercompany volumes feeding our Marcus Hook Industrial Complex, a $6 million decrease due to less domestic demand for jet fuel and other refined products, and a $4 million decrease due to the closure of a third-party refinery. These decreases were partially offset by a $6 million increase due to higher throughput on our Mariner East system.

Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:

•
an increase of $140 million in transportation margin primarily due to a $103 million increase from higher throughput volumes on our Mariner East pipeline system, a $46 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $14 million increase due to the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, a $9 million increase due to higher throughput volumes from the Barnett region, and a $6 million increase due to higher throughput from the Southeast Texas region. These increases were partially offset by an $11 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019, a $10 million decrease due to less domestic demand for jet fuel and other refined products, an $8 million decrease due to a reclassification between our transportation and fractionators margins, a $5 million decrease due to lower volumes from the Eagle Ford region, and a $3 million decrease due to lower third-party volumes on our Mariner West pipeline;

•
an increase of $32 million in fractionators and refinery services margin primarily due to a $25 million increase resulting from the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively, and higher NGL volumes from the Permian and Barnett regions feeding our Mont Belvieu fractionation facility, an $8 million increase due to a reclassification between our transportation and fractionators margins, and a $3 million increase in truck and rail volumes feeding our refinery services facility. These increases were partially offset by a $6 million decrease due to the expiration of a third-party blending contract during the second quarter of 2020; and

•	an increase of $9 million in storage margin primarily due to a $6 million increase in fees generated from exported volumes and a $3 million increase from higher throughput; partially offset by

•
a decrease of $70 million in marketing margin primarily due to a $54 million decrease due to lower gains from our butane and gasoline blending business due to unfavorable market conditions, a $35 million decrease from capacity lease fees incurred by our marketing affiliate on our Mariner East pipeline system and a $12 million decrease due to fewer export and rack sales. These decreases were partially offset by higher optimization gains from the sale of NGL component products at our Mont Belvieu facility;

•
a decrease of $23 million in terminal services margin primarily due to a $25 million decrease resulting from the expiration of a third-party contract at our Nederland export facility in the second quarter of 2020, a $16 million decrease due to lower third-party and intercompany volumes feeding our Marcus Hook Industrial Complex, a $10 million decrease due to a closure of a third-party refinery, and an $8 million decrease due to less domestic demand for jet fuel and other refined products. These decreases were partially offset by a $33 million increase due to higher throughput on our Mariner East system and a $3 million increase resulting from initiation of service of our natural gasoline export in the third quarter of 2019; and

•
an increase of $9 million in operating expenses primarily due to increases totaling $15 million for costs associated with operating additional assets as well as an increase in throughput volumes, partially offset by a $5 million reduction to lower power costs.

Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Crude transportation volumes (MBbls/d)	3,590	4,266	(676)	4,021	4,158	(137)
Crude terminals volumes (MBbls/d)	2,716	2,846	(130)	2,851	2,704	147
Revenues	$1,839	$5,046	$(3,207)	$6,052	$9,232	$(3,180)
Cost of products sold	1,175	4,136	(2,961)	4,633	7,298	(2,665)
Segment margin	664	910	(246)	1,419	1,934	(515)
Unrealized (gains) losses on commodity risk management activities	—	11	(11)	10	(98)	108
Operating expenses, excluding non-cash compensation expense	(131)	(150)	19	(289)	(300)	11
Selling, general and administrative expenses, excluding non-cash compensation expense	(26)	(20)	(6)	(54)	(40)	(14)
Adjusted EBITDA related to unconsolidated affiliates	11	1	10	23	(1)	24
Other	1	—	1	1	1	—
Segment Adjusted EBITDA	$519	$752	$(233)	$1,110	$1,496	$(386)
Volumes. For the three months ended June 30, 2020 compared to the same period last year, crude transportation and terminal volumes were lower due to decreased demand on our Texas pipeline system and our Bakken pipeline, driven by lower production in these regions as well as lower refinery utilization, partly offset by contributions from assets acquired in 2019.
For the six months ended June 30, 2020 compared to the same period last year, crude transportation volumes were lower due to decreased demand on our Texas pipeline system and our Bakken pipeline, driven by lower production in these regions and lower refinery utilization. Terminal volumes were higher due to contributions from assets acquired in 2019.
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:

•
a decrease of $257 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $62 million decrease (excluding a net change of $11 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business due to well shut-ins resulting in unfulfilled producer supply commitments, as well as unfavorable pricing conditions impacting our Permian to Gulf Coast and Bakken to Gulf Coast trading operations, a $123 million decrease from our Texas crude pipeline system due to lower utilization due in part to well shut-ins, as well as lower average tariff rates realized, a $117 million decrease due to lower volumes on our Bakken Pipeline resulting from well shut-ins, a $10 million decrease in marine throughput at our crude terminals, and a $7 million decrease due to lower volumes on our Bayou Bridge Pipeline, partially offset by an increase of $74 million related to assets acquired in 2019; and

•
an increase of $6 million in selling, general and administrative expenses primarily due to a $3 million increase in legal expenses, and a $2 million increase in insurance expenses, partially offset by a $1 million decrease in allocated overhead costs; offset by

•	a decrease of $19 million in operating expenses primarily due to lower volume-driven pipeline expenses, partially offset by increased costs related to assets acquired in 2019; and

•	an increase of $10 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019.
Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:

•
a decrease of $407 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $268 million decrease (excluding a net change of $108 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business due primarily to unfavorable pricing conditions, as well as unfulfilled producer supply commitments due to well shut-ins, impacting our Permian to Gulf Coast and Bakken to Gulf Coast trading operations, a $194 million decrease from our Texas crude pipeline system due to lower utilization due in part to well shut-ins, as well as lower average tariff rates realized, a $97 million decrease due to lower volumes on our Bakken Pipeline resulting from well shut-ins, and an $8 million decrease in marine throughput at our crude terminals, offset by a $162 million increase related to assets acquired in 2019 and an $11 million increase due to higher volumes on our Bayou Bridge Pipeline; and

•
an increase of $14 million in selling, general and administrative expenses primarily due to a $4 million increase in legal expenses, a $4 million increase related to assets acquired in 2019, a $2 million increase in insurance expenses, and a $2 million increase in allocated overhead costs; partially offset by

•	a decrease of $11 million in operating expenses primarily due to lower volume-driven pipeline expenses, partially offset by increased costs related to assets acquired in 2019; and

•	an increase of $24 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019.
Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues	$2,080	$4,475	$(2,395)	$5,352	$8,167	$(2,815)
Cost of products sold	1,722	4,206	(2,484)	4,886	7,528	(2,642)
Segment margin	358	269	89	466	639	(173)
Unrealized (gains) losses on commodity risk management activities	—	3	(3)	6	(3)	9
Operating expenses, excluding non-cash compensation expense	(72)	(89)	17	(181)	(187)	6
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(31)	9	(52)	(55)	3
Adjusted EBITDA related to unconsolidated affiliates	3	—	3	5	—	5
Inventory valuation adjustments	(90)	(4)	(86)	137	(97)	234
Other	5	4	1	10	8	2
Segment Adjusted EBITDA	$182	$152	$30	$391	$305	$86
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•	an increase of $16 million in motor fuel sales as a result of an increase in gross profit per gallon sold, partially offset by a decrease in gallons sold;

•
a decrease of $26 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation expense, primarily attributable to lower employee costs, maintenance, advertising, credit card fees and utilities; and

•	an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates which was attributable to the JC Nolan joint venture entered into in 2019; partially offset by

•	a decrease of $15 million in non-motor fuel sales gross margin as a result of reduced credit card transactions related to the COVID-19 pandemic.
Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:

•
an increase of $84 million in motor fuel sales as a result of a 39.6% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under the fuel supply agreement with 7-Eleven, Inc.; partially offset by a 14.6% decrease in gallons sold;

•
a decrease of $9 million in operating expenses and selling, general and administrative expenses, excluding non-cash compensation expense, primarily attributable to lower employee costs, maintenance, advertising, credit card fees and utilities. This decrease is primarily offset by a $16 million charge for current credit losses on Sunoco LP’s accounts receivable in connection with the financial impact from COVID-19; and

•	an increase in unconsolidated affiliate Adjusted EBITDA of $5 million, which was attributable to the JC Nolan joint venture entered into in 2019; partially offset by

•	a decrease of $13 million in non motor fuel sales primarily due to reduced credit card transactions related to the COVID-19 pandemic.
Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues	$169	$174	$(5)	$348	$345	$3
Cost of products sold	18	24	(6)	42	46	(4)
Segment margin	151	150	1	306	299	7
Operating expenses, excluding non-cash compensation expense	(30)	(32)	2	(65)	(67)	2
Selling, general and administrative expenses, excluding non-cash compensation expense	(16)	(13)	(3)	(30)	(26)	(4)
Segment Adjusted EBITDA	$105	$105	$—	$211	$206	$5
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2020 Segment Adjusted EBITDA related to our investment in USAC segment was consistent with the same period last year primarily due to the offsetting impacts of the following:

•	an increase of $3 million in selling, general and administrative expenses primarily due to an increase in the provision for expected credit losses; offset by

•
a decrease of $2 million in operating expenses, as well as an increase of $1 million in segment margin primarily due to a decrease in cost of products sold offset by a decrease in revenues as a result of a decrease in average revenue generating horsepower.

Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the net impacts of the following:

•	an increase of $7 million in segment margin primarily due to an increase revenues as a result of an increase in fleet horsepower and a decrease in cost of products sold; partially offset by

•	an increase of $4 million in selling, general and administrative expenses primarily due to an increase in the provision for expected credit losses.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues	$492	$391	$101	$1,005	$888	$117
Cost of products sold	377	343	34	792	798	(6)
Segment margin	115	48	67	213	90	123
Unrealized (gains) losses on commodity risk management activities	2	(4)	6	(3)	(5)	2
Operating expenses, excluding non-cash compensation expense	(27)	(6)	(21)	(65)	(13)	(52)
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(23)	1	(57)	(34)	(23)
Adjusted EBITDA related to unconsolidated affiliates	—	2	(2)	—	1	(1)
Other and eliminations	(67)	(7)	(60)	(48)	6	(54)
Segment Adjusted EBITDA	$1	$10	$(9)	$40	$45	$(5)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing operations;

•	our wholly-owned natural gas compression operations;

•	our investment in coal handling facilities; and

•	our Canadian operations, which were acquired in the SemGroup acquisition in December 2019 and include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	a decrease of $7 million due to lower sales of residue gas;

•	a decrease of $11 million due to lower revenues from our compression equipment business;

•	a decrease of $7 million due to power trading activities;

•	a decrease of $5 million due to lower demand and operator production at our natural resources business;

•	a decrease of $4 million due to storage gains; and

•	a decrease of $3 million from increased power costs at our compression services business; partially offset by

•	an increase of $25 million from the acquisition of SemCAMS; and

•	an increase of $6 million in settled derivatives.
Segment Adjusted EBITDA. For the six months ended June 30, 2020 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased due to the net impacts of the following:

•	a decrease of $9 million from power trading activities;

•	a decrease of $9 million due to lower sales of residue gas;

•	a decrease of $6 million due to lower gas prices and increased power costs at our compression services business;

•	a decrease of $4 million due to storage, park and loan operations;

•	a decrease of $18 million due to lower revenue from our compression equipment business;

•	a decrease of $24 million due to higher merger and acquisition expense;

•	a decrease of $8 million due to lower demand and operator production at our natural resources business; and

•	a decrease of $5 million due to the elimination of Sunoco LP’s interest in our JC Nolan joint venture; partially offset by

•	an increase of $51 million from the acquisition of SemCAMS;

•	an increase of $17 million from settlement payments received from our ownership of PES; and

•	an increase of $8 million in settled derivatives.
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
We currently expect capital expenditures in 2020 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$10	$20	$40	$45
Interstate transportation and storage (1)	75	100	115	120
Midstream	450	475	105	110
NGL and refined products transportation and services	2,425	2,525	95	105
Crude oil transportation and services (1)	275	300	130	140
All other (including eliminations)	75	100	55	60
Total capital expenditures	$3,310	$3,520	$540	$580

(1)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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

USAC
USAC currently plans to spend approximately $30 million on maintenance capital expenditures during 2020, including parts consumed from inventory.
Without giving effect to any equipment USAC may acquire pursuant to any future acquisitions, it currently has budgeted between $80 million and $90 million in expansion capital expenditures during 2020. As of June 30, 2020, USAC has binding commitments to purchase $18 million of additional compression units and serialized parts, all of which USAC expects to be delivered throughout 2020.
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
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Cash provided by operating activities during 2020 was $3.14 billion compared to $3.89 billion for 2019, and net loss was $292 million for 2020 and net income was $2.33 billion for 2019. The difference between net loss and net cash provided by operating activities for the six months ended June 30, 2020 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $65 million and other non-cash items totaling $3.37 billion.
The non-cash activity in 2020 and 2019 consisted primarily of depreciation, depletion and amortization of $1.80 billion and $1.56 billion, respectively, non-cash compensation expense of $63 million and $58 million, respectively, inventory valuation adjustments of $137 million and $97 million, respectively, and deferred income taxes of $125 million and $138 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2020 and 2019 of $62 million and $18 million, respectively, impairment losses of $1.33 billion and $50 million in 2020 and 2019, respectively.
Unconsolidated affiliate activity consisted of equity in earnings of $78 million and $142 million in 2020 and 2019, respectively, and cash distributions received of $125 million and $170 million, respectively.
Cash paid for interest, net of interest capitalized, was $1.06 billion and $1.09 billion for the six months ended June 30, 2020 and 2019, respectively. Interest capitalized was $106 million and $94 million for the six months ended June 30, 2020 and 2019, respectively.
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
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Cash used in investing activities during 2020 was $2.76 billion compared to $2.94 billion for 2019. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2020 were $2.85 billion compared to $2.78 billion for 2019. Additional detail related to our capital expenditures is provided in the table below. During 2019, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary and paid $7 million in cash for all other acquisitions.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2020:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$2	$34	$36
Interstate transportation and storage	22	34	56
Midstream	243	55	298
NGL and refined products transportation and services	1,340	39	1,379
Crude oil transportation and services	115	37	152
Investment in Sunoco LP	50	9	59
Investment in USAC	69	13	82
All other (including eliminations)	56	18	74
Total capital expenditures	$1,897	$239	$2,136
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Cash used in financing activities during 2020 was $508 million compared to $926 million for 2019. During 2020 and 2019, our subsidiaries received $1.58 billion and $780 million, respectively, in net proceeds from offerings of preferred units. During 2020, we had a net increase in our debt level of $206 million compared to a net increase of $538 million for 2019. In 2020 and 2019, we paid debt issuance costs of $50 million and $87 million, respectively.
In 2020 and 2019, we paid distributions of $1.58 billion and $1.55 billion, respectively, to our partners. In 2020 and 2019, we paid distributions of $852 million and $813 million, respectively, to noncontrolling interests. In addition, we received capital contributions of $178 million in cash from noncontrolling interests in 2020 compared to $206 million in cash from noncontrolling interests in 2019.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2020	December 31, 2019
Parent Company Indebtedness:
ET Senior Notes due October 2020	$—	$52
ET Senior Notes due March 2023	5	5
ET Senior Notes due January 2024	23	23
ET Senior Notes due June 2027	44	44
Subsidiary Indebtedness:
ETO Senior Notes	37,783	36,118
Transwestern Senior Notes	400	575
Panhandle Senior Notes	235	235
Bakken Senior Notes	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,929	2,935
USAC Senior Notes	1,475	1,475
Credit facilities and commercial paper:
ETO $2.00 billion Term Loan facility due October 2022	2,000	2,000
ETO $5.00 billion Revolving Credit Facility due December 2023 (1)	3,010	4,214
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	158	162
USAC $1.60 billion Revolving Credit Facility due April 2023	448	403
HFOTCO Tax Exempt Notes due 2050	225	225
SemCAMS Revolver due February 2024	92	92
SemCAMS Revolver Term Loan A due February 2024	251	269
Other long-term debt	11	2
Net unamortized premiums, discounts, and fair value adjustments	(11)	4
Deferred debt issuance costs	(293)	(279)
Total debt	51,285	51,054
Less: current maturities of long-term debt	34	26
Long-term debt, less current maturities	$51,251	$51,028

(1)	Includes $1.11 billion and $1.64 billion of commercial paper outstanding at June 30, 2020 and December 31, 2019, respectively.
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
Utilizing proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET's $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern's $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020.

Credit Facilities and Commercial Paper
ETO Term Loan
ETO’s term loan credit agreement provides for a $2 billion three-year term loan credit facility (the “ETO Term Loan”). Borrowings under the term loan agreement mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. The ETO Term Loan is unsecured and is guaranteed by ETO’s subsidiary, Sunoco Logistics Operations.
As of June 30, 2020, the ETO Term Loan had $2 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 1.18%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2020, the ETO Five-Year Credit Facility had $3.01 billion of outstanding borrowings, $1.11 billion of which was commercial paper. The amount available for future borrowings was $1.90 billion, after taking into account letters of credit of $86 million. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 1.34%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 27, 2020. As of June 30, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”), which matures in July 2023. As of June 30, 2020, the Sunoco LP Credit Facility had $158 million of outstanding borrowings and $8 million in standby letters of credit. As of June 30, 2020, Sunoco LP had $1.33 billion of availability under the Sunoco LP Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 2.19%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), with a further potential increase of $400 million, which matures in April 2023. As of June 30, 2020, the USAC Credit Facility had $448 million of outstanding borrowings and no outstanding letters of credit. As of June 30, 2020, USAC had $1.15 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $151 million under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2020 was 2.77%.
SemCAMS Credit Facilities
SemCAMS is party to a credit agreement providing for a C$350 million (US$257 million at the June 30, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$385 million at the June 30, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$220 million at the June 30, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$183 million at the June 30, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of June 30, 2020, the SemCAMS senior secured term loan facility and senior secured revolving credit facility had $251 million and $92 million, respectively, of outstanding borrowings. As of June 30, 2020, the KAPS Facility had no outstanding borrowings.
Covenants Related to Our Credit Agreements
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of June 30, 2020.

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
Distributions declared and/or paid subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050
June 30, 2020	August 7, 2020	August 19, 2020	0.3050
Cash Distributions Paid by Subsidiaries
ETO, Sunoco LP and USAC are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
Cash Distributions Paid by ETO
Distributions on ETO preferred units declared and/or paid by ETO subsequent to December 31, 2019 were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (2)	Series G (2)
December 31, 2019	February 3, 2020	February 18, 2020	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609	0.4766	0.4750	21.19	22.36
June 30, 2020	August 3, 2020	August 17, 2020	31.25	33.125	0.4609	0.4766	0.4750	—	—

(1)	ETO Series A Preferred Unit and ETO Series B Preferred Unit distributions are paid on a semi-annual basis.

(2)	ETO Series F and G Preferred Unit distributions related to the period ended March 31, 2020 represent a prorated initial distribution. Distributions are paid on a semi-annual basis.
Cash Distributions Paid by Sunoco LP
Distributions declared and/or paid by Sunoco LP to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
Cash Distributions Paid by USAC
Distributions declared and/or paid by USAC to its common unitholders subsequent to December 31, 2019 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250

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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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

	June 30, 2020			December 31, 2019
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(20,433)	$10	$4	(35,208)	$2	$5
Fixed Swaps/Futures	373	—	—	1,483	—	—
Power (Megawatt):
Forwards	1,338,776	4	3	3,213,450	6	8
Futures	204,090	—	1	(353,527)	1	2
Options – Puts	(340,743)	1	—	51,615	1	—
Options – Calls	(1,268,532)	1	—	(2,704,330)	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(27,713)	19	8	(18,923)	(35)	15
Swing Swaps IFERC	(35,590)	(3)	8	(9,265)	—	4
Fixed Swaps/Futures	(10,708)	(20)	20	(3,085)	(1)	1
Forward Physical Contracts	(23,980)	6	6	(13,364)	3	3
NGLs (MBbls) – Forwards/Swaps	(8,830)	(10)	20	(1,300)	(18)	18
Refined Products (MBbls) – Futures	(3,370)	(17)	1	(2,473)	(2)	16
Crude (MBbls) – Forwards/Swaps	3,393	2	—	4,465	13	2
Corn (thousand bushels)	—	—	—	(1,210)	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(43,235)	—	10	(31,780)	1	7
Fixed Swaps/Futures	(43,235)	(4)	11	(31,780)	23	7

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of June 30, 2020, we and our subsidiaries had $6.78 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $68 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2020	December 31, 2019
July 2020(2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(3)	The July 2020 interest rate swaps were terminated in January 2020.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $311 million as of June 30, 2020. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, certain of the Partnership’s subsidiaries implemented an enterprise resource planning (“ERP”) system, in order to update existing technology and to integrate, simplify and standardize processes among the Partnership and its subsidiaries. Accordingly, we have made changes to our internal controls to address systems and/or processes impacted by the ERP implementation. Neither the ERP implementation nor the related control changes were undertaken in response to any deficiencies in the Partnership’s internal control over financial reporting.
Other than as discussed above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 21, 2020 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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
Pursuant to the instructions to Form 10-Q, matters disclosed in this Part II - Item 1 include any reportable legal proceeding (i) that has been terminated during the period covered by this report, (ii) that became a reportable event during the period covered by this report, or (iii) for which there has been a material development during the period covered by this report.
For a description of other legal proceedings, see Note 10 to our consolidated financial statements included in “Item 1. Financial Statements.”
ITEM 1A. RISK FACTORS
The following risk factors should be read in conjunction with our risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020 and from the risk factors described in "Part II - Item 1A. Risk Factors" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020.
Legal or regulatory actions related to the Dakota Access Pipeline could cause an interruption to current or future operations, which could have an adverse effect on our business and results of operations.
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia challenging permits issued by the United States Army Corps of Engineers (“USACE”) permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively with SRST and CRST, the “Tribes”). Plaintiffs and Defendants filed cross motions for summary judgment. On March 25, 2020, the Court remanded the case back to the USACE for preparation of an Environment Impact Statement. On July 6, 2020, the Court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and USACE have filed notices of appeal with the United States Court of Appeals for the District of Columbia (“Court of Appeals”) with respect to the Court’s ruling related to the preparation of an Environmental Impact Statement and also filed motions for a stay of the Court’s July 6, 2020 Order. On July 14, 2020, the Court of Appeals administratively stayed the Court’s July 6 Order and ordered further briefing with respect to the motion to stay. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil. The Court of Appeals also denied a stay of the March 25 Order and the remaining portion of the July 6 Order vacating the easement. As a result, no court order stops Dakota Access from continuing to operate the Pipeline. The August 5 Order contemplates that the USACE will make a determination under its regulations and procedures whether vacating the easement requires oil to stop flowing. The Order also contemplates further proceedings in the District Court, and it expedites the appeal with briefing to conclude by September 30, 2020.
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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iv) our Consolidated Statements of Partners’ Capital for the three and six months ended June 30, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 6, 2020	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)