Form 10-K
period 2020-12-31
Energy Transfer LP
filed 2021-02-19
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          ☐          No          ☒
The aggregate market value as of June 30, 2020, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $16.46 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 12, 2021, the registrant had 2,702,436,307 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Definitions
The following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

AROs	asset retirement obligations

Bbls	barrels

BBtu	billion British thermal units

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels

CDM	CDM Resource Management LLC and CDM Environmental & Technical Services LLC, collectively

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC, a less than wholly-owned subsidiary of ETO

DOE	United States Department of Energy

DOJ	United States Department of Justice

DOT	United States Department of Transportation

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC (formerly SemCAMS Midstream ULC), a less than wholly-owned subsidiary of ETO

EPA	United States Environmental Protection Agency

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco Inc.), a wholly-owned subsidiary of ETO

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of ETO, which owns the Tiger Pipeline

ETO	Energy Transfer Operating, L.P.

ETO Preferred Units	ETO Series A Preferred Units, ETO Series B Preferred Units, ETO Series D Preferred Units, ETO Series E Preferred Units, ETO Series F Preferred Units and ETO Series G Preferred Units, collectively

ETO Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

ETO Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

ETO Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETO

ETP Holdco	ETP Holdco Corporation, a wholly-owned subsidiary of ETO

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

ExxonMobil	Exxon Mobil Corporation

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Pipeline and/or Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of ET

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ETO, which owns the Houston Terminal

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly-owned subsidiary of ETO

LCL	Lake Charles LNG Export Company, LLC, a wholly-owned subsidiary of ETO

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC, a wholly-owned subsidiary of ETO

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

Mid-Valley	Mid-Valley Pipeline Company, a wholly-owned subsidiary of ETO

MMBbls	million barrels

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC, a less than wholly-owned subsidiary of ETO

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of ETO

PCBs	polychlorinated biphenyls

PEP	Permian Express Partners LLC, a less than wholly-owned subsidiary of ETO

PES	Philadelphia Energy Solutions Refining and Marketing LLC

Phillips 66	Phillips 66 Partners LP

PHMSA	Pipeline Hazardous Materials Safety Administration

Regency	Regency Energy Partners LP, a wholly-owned subsidiary of ETO

RIGS	Regency Intrastate Gas System, a wholly-owned subsidiary of ETO

Rover	Rover Pipeline LLC, a less than wholly-owned subsidiary of ETO

Sea Robin	Sea Robin Pipeline Company, LLC, a wholly-owned subsidiary of Panhandle

SEC	Securities and Exchange Commission

SemGroup	SemGroup, LLC (formerly SemGroup Corporation)

Shell	Royal Dutch Shell plc

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company)

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of ETO

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P, a wholly-owned subsidiary of ETO

Sunoco (R&M)	Sunoco (R&M), LLC

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ETO

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

Unitholders	holders of Energy Transfer LP common units

USAC	USA Compression Partners, LP, a subsidiary of ETO

WMB	The Williams Companies, Inc.

White Cliffs	White Cliffs Pipeline, L.L.C.
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
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer LP (the “Partnership” or “ET”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “could,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected, forecasted, expressed or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see the risk factor summary below and “Item 1A. Risk Factors” included in this annual report.
v

Risk Factor Summary
Summary of Risks Related to the Partnership’s Business
Results of Operations and Financial Condition. Our results of operations and financial condition could be impacted by many risks that are beyond our control, including the following:
•fluctuations in the demand for and price of natural gas, NGLs, crude oil and refined products;
•the outbreak of COVID-19 and recent geopolitical developments in the crude oil market;
•failure to successfully combine the businesses of Energy Transfer and Enable;
•an impairment of goodwill and intangible assets;
•an interruption of supply of crude oil to our facilities;
•the loss of any key producers or customers;
•failure to retain or replace existing customers or volumes due to declining demand or increased competition;
•unfavorable changes in natural gas price spreads between two or more physical locations;
•production declines over time, which we may not be able to replace with production from newly drilled wells;
•our customers’ ability to use our pipelines and third-party pipelines over which we have no control;
•the inability to access or continue to access lands owned by third parties;
•the overall forward market for crude oil and other products we store;
•a natural disaster, catastrophe, terrorist attack or other similar event;
•union disputes and strikes or work stoppages by unionized employees;
•cybersecurity breaches and other disruptions or failures of our information systems;
•failure to establish or maintain adequate corporate governance;
•product liability claims and litigation;
•actions taken by certain of our joint ventures that we do not control;
•increasing levels of congestion in the Houston Ship Channel;
•the costs of providing pension and other postretirement health care benefits and related funding requirements;
•mergers among customers and competitors;
•fraudulent activity or misuse of proprietary data involving our outsourcing partners; and
•failure of the liquefaction project to secure long-term contractual arrangements or necessary approvals.
Indebtedness. Our business, results of operations, cash flows and financial condition, as well as our ability to make distributions, could be impacted by the following:
•our debt level and debt agreements, or increases in interest rates;
•changes in LIBOR reporting practices or the method in which LIBOR is determined;
•the credit and risk profile of our general partner and its owners;
•a downgrade of our credit ratings; and
•losses resulting from the use of derivative financial instruments.
Capital Projects and Future Growth. Our business, results of operations, cash flows, financial condition, and future growth could be impacted by the following:
•failure to make acquisitions on economically acceptable terms, or to successfully integrate acquired assets;
•failure to secure debt and equity financing for capital projects on acceptable terms;
•failure to construct new pipelines or to do so efficiently;
•failure to execute our growth strategy due to increased competition within any of our core businesses; and
•failure to attract and retain qualified employees.
Regulatory Matters. Our business, results of operations, cash flows, financial condition, and future growth could be impacted by the following:
•increased regulation of hydraulic fracturing or produced water disposal;
•legal or regulatory actions related to the Dakota Access Pipeline;
•competition for water resources or limitations on water usage for hydraulic fracturing;
•laws, regulations and policies governing the rates, terms and conditions of our services;
•failure to recover the full amount of increases in the costs of our pipeline operations;
•imposition of regulation on assets not previously subject to regulation;
•costs and liabilities resulting from performance of pipeline integrity programs and related repairs;
•new or more stringent pipeline safety controls or enforcement of legal requirements;
•costs and liabilities associated with environmental and worker health and safety laws and regulations;
•climate change legislation or regulations restricting emissions of greenhouse gases;
•regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder;

•deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and related developments; and
•laws and regulations governing the specifications of products that we store and transport.
Risks Relating to Our Partnership Structure
Cash Distributions to Unitholders. Our cash distributions could be impacted by the following:
•cash distributions are not guaranteed and may fluctuate with our performance and other external factors;
•limitations on available cash that are imposed by our distribution policy;
•our general partner’s absolute discretion in determining the level of cash reserves; and
•unitholders’ potential liability to repay distributions.
Our General Partner. Our stakeholders could be impacted by risks related to our general partner, including:
•transfer of control of our general partner to a third party without unitholder consent; and
•substantial cost reimbursements due to our general partner.
Our Subsidiaries. Risks that are unique to our subsidiaries and/or our relationship to our subsidiaries could reduce our subsidiaries’ cash available for distributions to us, including:
•the potential issuance of additional common units by Sunoco LP or USAC;
•a significant decrease in demand for or the price of motor fuel in the areas Sunoco LP serves;
•seasonal industry trends, which may cause Sunoco LP’s operating costs to fluctuate;
•disruptions in Sunoco LP’s operations due to dangers inherent in motor fuel transportation;
•adverse publicity for Sunoco LP resulting from negative events or developments;
•increased costs to retain necessary land use, which could disrupt Sunoco LP’s operations; and
•federal, state and local laws and regulations that govern the industries in which our subsidiaries operate.
Risks Related to Conflicts of Interest. Our stakeholders could be impacted by conflicts of interest, including:
•our general partner may favor its own interests to the detriment of our Unitholders;
•fiduciary duties owed to Sunoco LP, USAC and their respective unitholders by their general partners; and
•potential conflicts of interest faced by directors and officers in managing our business.
Tax Risks. Our stakeholders could be impacted by tax risks, including:
•our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation;
•our cash available for distribution to Unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership;
•even if Unitholders do not receive any cash distributions from us, Unitholders will be required to pay taxes on their share of our taxable income;
•a Unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take; and
•tax-exempt entities and non-U.S. Unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

PART I

ITEM 1. BUSINESS
Overview
We are a Delaware limited partnership with common units publicly traded on the NYSE under the ticker symbol “ET.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership,” “ET” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries, which include ETO, ETP GP, ETP LLC, Panhandle, Sunoco LP, USAC and Lake Charles LNG. References to the “Parent Company” mean Energy Transfer LP on a stand-alone basis.
The primary activities in which we are engaged, which are in the United States and Canada, and the operating subsidiaries through which we conduct those activities are as follows:
•natural gas operations, including the following:
•natural gas midstream and intrastate transportation and storage;
•interstate natural gas transportation and storage; and
•crude oil, NGL and refined products transportation, terminalling services and acquisition and marketing activities, as well as NGL storage and fractionation services.
In addition, we own investments in other businesses, including Sunoco LP and USAC, both of which are publicly traded master limited partnerships.
Substantially all of the Partnership’s cash flows are derived from distributions related to its investment in ETO, whose cash flows are derived from its subsidiaries, including ETO’s investments in Sunoco LP and USAC. The Parent Company’s primary cash requirements are for distributions to its partners, general and administrative expenses and debt service requirements. The Parent Company-only assets and liabilities are not available to satisfy the debts and other obligations of its subsidiaries. The Parent Company distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
We expect our subsidiaries to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

The following chart summarizes our organizational structure as of February 12, 2021. For simplicity, certain immaterial entities and ownership interests have not been depicted.

LE GP, LLC
0.1% General Partner Interest
ET Class A Units
Energy Transfer LP
(NYSE: ET)
2,702,436,307 Common Units held by public
Non-Economic General Partner Interest;
100% Common Units
Energy Transfer Operating, L.P.
950,000 Series A Preferred Units held by public
550,000 Series B Preferred Units held by public
18,000,000 Series C Preferred Units held by public
17,800,000 Series D Preferred Units held by public
32,000,000 Series E Preferred Units held by public
500,000 Series F Preferred Units held by public
1,100,000 Series G Preferred Units held by public
100%
Sunoco Logistics Partners Operations L.P.
Other Operating Subsidiaries
Non-Economic General Partner Interest;
100% Incentive Distribution Rights;
28,463,967 SUN Common Units
Non-Economic General Partner Interest;
46,056,228 USAC common units
Sunoco LP
(NYSE: SUN)
54,879,735 common units held by public
USA Compression Partners, LP
(NYSE: USAC)
50,940,076 common units held by public

Unless the context requires otherwise, the Partnership and its subsidiaries are collectively referred to in this report as “we,” “us,” “ET,” “Energy Transfer” or “the Partnership.”
Significant Achievements in 2020 and Beyond
•During the third quarter of 2020, the Partnership completed its Lone Star Express expansion under budget and ahead of schedule.
•During this first quarter of 2020, we completed the integration of the recently acquired SemGroup business and we began to realize financial savings from those actions.
•During the fourth quarter of 2020, the Partnership completed construction of the Orbit Gulf Coast export terminal at Nederland and in January of 2021 loaded the first Very Large Ethane Carrier (“VLEC”) with 911,000 barrels of ethane destined for the northeastern Jiangsu Province, China.
•In February 2021, the Partnership announced its entry into a definitive merger agreement to acquire Enable.
Segment Overview
See Note 17 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities, power generators and other third-party pipelines. Through our intrastate transportation and storage segment, we own and operate (through wholly-owned subsidiaries or through joint venture interests) approximately 9,400 miles of natural gas transportation pipelines with approximately 22 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas.
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
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 12,340 miles of interstate natural gas pipelines with approximately 10.7 Bcf/d of transportation capacity and another approximately 6,780 miles and 10.7 Bcf/d of transportation capacity through joint venture interests.
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
LCL, a wholly-owned subsidiary of ETO, is currently developing a natural gas liquefaction facility for the export of LNG. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. LCL entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell's business following the onset of the COVID-19 pandemic. We intend to continue to develop the project, possibly in conjunction with one or more equity partners, and we plan to evaluate a variety of alternatives to advance the project, including the possibility of reducing the size of the project from three trains (16.45 million tonnes per annum of LNG capacity) to two trains (11.0 million tonnes per annum). The project as currently designed is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. In light of the existing brownfield infrastructure and the advanced state of the development of the project, we plan to continue to pursue the project on a disciplined, cost effective basis, and ultimately we will determine whether to make a final investment decision to proceed with the project based on market conditions, capital expenditure considerations and our success in securing equity participation by third parties as well as long-term LNG offtake commitments on satisfactory terms.
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
Through our midstream segment, we own and operate natural gas gathering and NGL pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 8.7 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales in South Texas, West Texas, New Mexico, North Texas, East Texas, West Virginia, Pennsylvania, Ohio, Oklahoma, Kansas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
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

Our NGL and refined products transportation and services segment includes:
•approximately 4,823 miles of NGL pipelines;
•Nederland Terminal and connecting pipelines which provide transportation of ethane, propane, butane and natural gasoline from our Mont Belvieu Facility to our Nederland Terminal where these products can be exported;
•Marcus Hook Terminal which includes fractionation, storage and exporting assets. This facility is connected to our Mariner East pipeline system, which provides for the transportation of ethane and LPG products from western Pennsylvania, West Virginia and eastern Ohio to our Marcus Hook Terminal where these component products can be exported, processed or locally distributed;
•NGL and propane fractionation facilities with an aggregate capacity of 975 MBbls/d;
•NGL storage facility in Mont Belvieu with a working storage capacity of approximately 50 MMBbls; and
•other NGL storage assets, located at our Cedar Bayou and Hattiesburg storage facilities, and our Nederland, Marcus Hook and Inkster NGL terminals with an aggregate storage capacity of approximately 17 MMBbls.
In the first quarter of 2020, we completed and placed into operation a seventh fractionator at our Mont Belvieu facility. In addition, we placed into service the Lone Star Express pipeline in the third quarter of 2020. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu.
NGL terminalling services are facilitated by approximately 10 MMBbls of NGL storage capacity. These operations also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 2,918 miles of refined products pipelines and 37 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 MMBbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States. The mix of products delivered through our refined products pipelines varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
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
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest, northwestern and northeastern United States. Through our crude oil transportation and services segment, we own and operate (through wholly-owned subsidiaries or joint venture interests) approximately 10,850 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States. This segment includes equity ownership interests in four crude oil pipelines, the Bakken Pipeline system, Bayou Bridge Pipeline, White Cliffs Pipeline and Maurepas Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 71 MMBbls, including approximately 29 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf coast terminal on the Houston Ship Channel and approximately 7.7 MMBbls at our Cushing facility in Cushing, Oklahoma. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the midcontinent United States.
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
Our crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil. Specifically, the crude oil acquisition and marketing activities include:
•purchasing crude oil at both the wellhead from producers, and in bulk from aggregators at major pipeline interconnections and trading locations;

•storing inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices);
•buying and selling crude oil of different grades at different locations in order to maximize value;
•transporting crude oil using the pipelines, terminals and trucks or, when necessary or cost effective, pipelines, terminals or trucks owned and operated by third parties; and
•marketing crude oil to major integrated oil companies, independent refiners and resellers through various types of sale and exchange transactions.
Investment in Sunoco LP
Sunoco LP is engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end-user customers at retail sites operated by commission agents. Additionally, it receives rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. Sunoco LP also operates 78 retail stores located in Hawaii and New Jersey.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,556 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP operations primarily consist of fuel distribution and marketing.
Investment in USAC
USAC provides natural gas compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil. As of December 31, 2020, USAC had 3,726,181 horsepower in its fleet.
USAC operates a modern fleet of compression units, with an average age of approximately seven years. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
USAC provides compression services to its customers under fixed-fee contracts with initial contract terms typically between six months and five years, depending on the application and location of the compression unit. USAC typically continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay a monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of its cash flows. USAC is not directly exposed to commodity price risk because it does not take title to the natural gas or crude oil involved in its services and because the natural gas used as fuel by its compression units is supplied by its customers without cost to USAC.
USAC’s assets and operations are all located and conducted in the United States.

All Other Segment
Our “All Other” segment includes the following:
•Our marketing operations in which we market the natural gas that flows through our gathering and intrastate transportation assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other suppliers and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices of natural gas, less the costs of transportation. For the off-system gas, we purchase gas or act as an agent for small independent producers that may not have marketing operations.
•Our natural gas compression equipment business which has operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.
•Our wholly-owned subsidiary, Dual Drive Technologies, Ltd. (“DDT”), which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
•Our subsidiaries are involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities.
•PEI Power LLC and PEI Power II LLC, which own and operate a facility in Pennsylvania that generates a total of 75 megawatts of electrical power.
•Our 51% ownership interest in Energy Transfer Canada, which owns and operates natural gas processing and gathering facilities in Alberta, Canada.
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
(1)Includes bi-directional capabilities
The following information describes our principal intrastate transportation and storage assets:
•The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the three major natural gas trading centers in Texas, the Waha Hub near Pecos, Texas, the Maypearl Hub in Central Texas and the Carthage Hub in East Texas.

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
•The Oasis Pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capabilities with approximately 1.3 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline connects to the Waha and Katy market hubs and has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.
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
•The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City, Beaumont and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel, Carthage and Agua Dulce, as well as our Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2020, we had approximately 19.0 Bcf committed under fee-based arrangements with third parties and approximately 28.7 Bcf stored in the facility for our own account.
•The ETC Katy Pipeline connects three treating facilities, one of which we own, with our gathering system known as Southeast Texas System. The ETC Katy pipeline serves producers in East and North Central Texas and provided access to the Katy Hub. The ETC Katy pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.
•RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
•Comanche Trail Pipeline is a 195-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near San Elizario, Texas. The Partnership owns a 16% membership interest in and operates Comanche Trail.
•Trans-Pecos Pipeline is a 143-mile intrastate pipeline that delivers natural gas from the Waha Hub near Pecos, Texas to the United States/Mexico border near Presidio, Texas. The Partnership owns a 16% membership interest in and operates Trans-Pecos.
•Old Ocean is a 240-mile intrastate pipeline system that delivers natural gas from Ellis County, Texas to Brazoria County, Texas. The Partnership owns a 50% membership interest in and operates Old Ocean.
•The Red Bluff Express Pipeline is an approximately 108-mile intrastate pipeline that runs through the heart of the Delaware basin and connects our Orla Plant, as well as third-party plants to the Waha Oasis Header. The Partnership owns a 70% membership interest in and operates Red Bluff Express.

Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission	50%	5,362	3.5	—
Transwestern Pipeline	100%	2,614	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,298	2.8	73.4
Trunkline Gas Company	100%	2,190	0.9	13.0
Tiger Pipeline	100%	197	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	740	2.0	—
Stingray Pipeline	100%	287	0.4	—
Rover Pipeline	32.6%	719	3.4	—
Midcontinent Express Pipeline	50%	512	1.8	—
Gulf States Transmission	100%	10	0.1	—
(1)Natural gas storage assets are owned by Southwest Gas.
The following information describes our principal interstate transportation and storage assets:
•Florida Gas Transmission Pipeline (“FGT”) has mainline capacity of 3.5 Bcf/d and approximately 5,362 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering approximately 60% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains multiple interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrial end-users and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture with KMI.
•Transwestern Pipeline transports natural gas supply from the Permian Basin in West Texas and eastern New Mexico, the San Juan Basin in northwestern New Mexico and southern Colorado, and the Anadarko Basin in the Texas and Oklahoma panhandles. The system has bi-directional capabilities and can access Texas and Midcontinent natural gas market hubs, as well as major western markets in Arizona, Nevada and California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.
•Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle contracts for over 73 Bcf of natural gas storage.
•Trunkline Gas Company’s transmission system consists of one large diameter pipeline with bi-directional capabilities, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and Michigan. Trunkline has one natural gas storage field located in Louisiana.
•Tiger Pipeline is a bi-directional system that extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, interconnecting with multiple interstate pipelines.
•Fayetteville Express Pipeline originates near Conway County, Arkansas and continues eastward to Panola County, Mississippi with multiple pipeline interconnections along the route. Fayetteville Express Pipeline is owned by a 50/50 joint venture with KMI.
•Sea Robin Pipeline’s system consists of two offshore Louisiana natural gas supply pipelines extending 120 miles into the Gulf of Mexico.
•Stingray Pipeline is an interstate natural gas pipeline system with related assets located in the western Gulf of Mexico and Johnson Bayou, Louisiana. Stingray has recently filed with the FERC to abandon a portion of its system to be used in non-

gas service and the remaining portion to be operated as a non-FERC-regulated gathering system. The proceeding is pending a decision from FERC.
•Rover Pipeline is a large diameter pipeline with total capacity to transport 3.4 Bcf/d natural gas from processing plants in West Virginia, Eastern Ohio and Western Pennsylvania for delivery to other pipeline interconnects in Ohio and Michigan, where the gas is delivered for distribution to markets across the United States, as well as to Ontario, Canada.
•Midcontinent Express Pipeline originates near Bennington, Oklahoma and traverses northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline system in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with KMI, the operator of the system.
•Gulf States Transmission is a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
Regasification Facility
Lake Charles LNG, our wholly-owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d.
Liquefaction Project
LCL, a wholly-owned subsidiary of ETO, is in the process of developing an LNG liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. LCL entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell's business following the onset of the COVID-19 pandemic. We intend to continue to develop the project, possibly in conjunction with one or more equity partners, and we plan to evaluate a variety of alternatives to advance the project, including the possibility of reducing the size of the project from three trains (16.45 million tonnes per annum of LNG capacity) to two trains (11.0 million tonnes per annum). The project as currently designed is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. In light of the existing brownfield infrastructure and the advanced state of the development of the project, we plan to continue to pursue the project on a disciplined, cost effective basis, and ultimately we will determine whether to make a final investment decision to proceed with the project based on market conditions, capital expenditure considerations and our success in securing equity participation by third parties as well as long-term LNG offtake commitments on satisfactory terms. LCL is actively involved in a variety of activities related to the development of the project and has also been marketing LNG offtake to numerous potential customers in Asia and Europe.
The export of LNG produced by the liquefaction project from the United States would be undertaken under long-term export authorizations issued by the DOE to LCL. In March 2013, LCL obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, LCL also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”). In October 2020, the DOE extended the FTA Authorization and Non-FTA Authorization to 30- and 25-year terms, respectively, following first deliveries on or before December 2025, consistent with the FERC authorization for the project. The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively, commencing with the completion of construction of the liquefaction facility. In addition, LCL received its wetlands permits from the USACE to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.

Midstream
The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410
Eagle Ford System	1,920
Ark-La-Tex Region	1,442
North Central Texas Region	700
Permian Region	2,740
Midcontinent Region	1,238
Eastern Region	200
The following information describes our principal midstream assets:
South Texas Region:
•The Southeast Texas System is an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and Eagle Ford shale formation. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the ETC Katy Pipeline and is also connected to the Oasis Pipeline. The Southeast Texas System includes two natural gas processing plants (La Grange and Alamo) with aggregate capacity of 410 MMcf/d. The La Grange and Alamo processing plants are natural gas processing plants that process the rich gas that flows through our gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into our NGL pipelines to Lone Star.
Our treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.
•The Eagle Ford Gathering System consists of 30-inch and 42-inch natural gas gathering pipelines with over 1.4 Bcf/d of capacity originating in Dimmitt County, Texas, and extending to both our King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. The Eagle Ford Gathering System includes four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with aggregate capacity of 1.92 Bcf/d. Our Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines for delivery of NGLs to Lone Star.
Ark-La-Tex Region:
•Our Northern Louisiana assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger Pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems, which collectively include three natural gas treating facilities, with aggregate capacity of 1.4 Bcf/d.
•The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in north and west Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, a residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region, and an NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from our processing plants. Collectively, the ten natural gas processing facilities (Dubach, Dubberly, Lisbon, Salem, Elm Grove, Minden, Ada, Brookeland, Lincoln Parish and Mt. Olive) have an aggregate capacity of 1.3 Bcf/d.
•Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, as well as other pipelines, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.

North Central Texas Region:
•The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. Our North Central Texas assets include our Godley and Crescent plants, which process rich gas produced from the Barnett Shale and STACK play, with aggregate capacity of 700 MMcf/d. The Godley plant is integrated with the ET Fuel System.
Permian Region:
•The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the midcontinent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes eleven processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther, Rebel and Arrowhead) with an aggregate processing capacity of 2.4 Bcf/d and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.
•We own a 50% membership interest in Mi Vida JV LLC, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. We operate the plant and related facilities on behalf of the joint venture.
•We own a 50% membership interest in Ranch Westex JV, LLC, which processes natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 125 MMcf/d cryogenic processing plant.
Midcontinent Region:
•The Midcontinent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle and the STACK in central Oklahoma. These mature basins have continued to provide generally long-lived, predictable production volume. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include sixteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray, Gray, Rose Valley, and Hopeton) with an aggregate capacity of approximately 1.2 Bcf/d.
•We operate our Midcontinent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
•We also own the Hugoton Gathering System that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
Eastern Region:
•The Eastern Region assets are located in eleven counties in Pennsylvania, four counties in Ohio, three counties in West Virginia, and gather natural gas from the Marcellus and Utica basins. Our Eastern Region assets include approximately 600 miles of natural gas gathering pipeline, natural gas trunklines, fresh-water pipelines, and nine gathering and processing systems, as well as the 200 MMcf/d Revolution processing plant, which feeds into our Mariner East and Rover pipeline systems.
•We also own a 51% membership interest in Aqua – ETC Water Solutions LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.
•We own a 75% membership interest in ORS. On behalf of ORS, we operate its Ohio Utica River System, which consists of 47 miles of 36-inch, 13 miles of 30-inch and 3 miles of 24-inch gathering trunklines, that delivers up to 3.6 Bcf/d to Rockies Express Pipeline, Texas Eastern Transmission, Leach Xpress, Rover and DEO TPL-18.

NGL and Refined Products Transportation and Services
The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline (1)	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Lone Star Express	892	—	—
West Texas Gateway Pipeline	510	—	—
Lone Star	1,400	—	—
Mariner East	667	—	—
Mariner South	67	—	—
Mariner West	398	—	—
White Cliffs Pipeline(2)	540	—	—
Other NGL Pipelines	279	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	182	940	50,000
Sea Robin Processing Plant(3)	—	26	—
Refinery Services(3)	100	35	—
Hattiesburg Storage Facilities	—	—	5,200
Cedar Bayou	—	—	1,600
NGL Terminals:
Nederland	—	—	1,900
Orbit Gulf Coast	70	—	1,200
Marcus Hook Terminal	—	132	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region pipelines	1,016	—	—
Midcontinent region pipelines	332	—	—
Southwest region pipelines	376	—	—
Inland Pipeline	690	—	—
JC Nolan Pipeline	504	—	—
Refined Products Terminals:
Eagle Point	—	—	6,700
Marcus Hook Terminal	—	—	930
Marcus Hook Tank Farm	—	—	1,900
Marketing Terminals	—	—	7,700
JC Nolan Terminal	—	—	134
(1)Miles of pipeline as reported to PHMSA.
(2)The White Cliffs Pipeline consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline.
(3)Additionally, the Sea Robin Processing Plant and Refinery Services have inlet volume capacities of 850 MMcf/d and 54 MMcf/d, respectively.
The following information describes our principal NGL and refined products transportation and services assets:
•The Lone Star Express System is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline, with throughput capacity of approximately 500 MBbls/d, that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility. In the third quarter of

2020, we completed an expansion of the pipeline, which added approximately 400 MBbls/d of NGL pipeline capacity from Lone Star’s pipeline system near Wink, Texas to the Lone Star Express 30-inch pipeline south of Fort Worth, Texas. It is expected to be in service by the fourth quarter of 2020.
•The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas and has a throughput capacity of approximately 240 MBbls/d.
•The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Terminal on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, began service in December 2018. The Mariner East pipeline has a throughput capacity of approximately 345 MBbls/d.
•The Mariner South liquids pipeline system consists of three pipelines and delivers export-grade propane, butane and natural gasoline from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas and has a total throughput capacity of approximately 600 MBbls/d.
•The Mariner West pipeline provides transportation of ethane from the Marcellus shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border and has a throughput capacity of approximately 50 MBbls/d.
•The White Cliffs NGL pipeline, in which we have 51% ownership interest and was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, transports NGLs produced in the DJ Basin to Cushing, where it interconnects with the Southern Hills Pipeline to move NGLs to Mont Belvieu, Texas and has a throughput capacity of approximately 90 MBbls/d.
•Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375 MBbls/d, the 45-mile Freedom pipeline with a capacity of 56 MBbls/d, the 20-mile Spirit pipeline with a capacity of 20 MBbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140 MBbls/d.
•Our Mont Belvieu storage facility is an integrated liquids storage facility with approximately 50 MMBbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.
•Our Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline. Fractionator VI was placed in service in February 2019 and Fractionator VII was placed in service in the first quarter of 2020.
•Sea Robin is a rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant is connected to nine interstate and four intrastate residue pipelines, as well as various deep-water production fields.
•Refinery Services consists of a refinery off-gas processing unit and an O-grade NGL fractionation / Refinery-Grade Propylene (“RGP”) splitting complex located along the Mississippi River refinery corridor in southern Louisiana. The off-gas processing unit cryogenically processes refinery off-gas, and the fractionation / RGP splitting complex fractionates the streams into higher value components. The O-grade fractionator and RGP splitting complex, located in Geismar, Louisiana, is connected by approximately 100 miles of pipeline to the Chalmette processing plant, which has a processing capacity of 54 MMcf/d.
•The Hattiesburg storage facility is an integrated liquids storage facility with approximately 5 MMBbls of salt dome capacity, providing 100% fee-based cash flows.
•The Cedar Bayou storage facility is an integrated liquids storage facility with approximately 1.6 MMBbls of tank storage, generating revenues from fixed fee storage contracts, throughput fees, and revenue from blending butane into refined gasoline.
•The Nederland Terminal, in addition to crude oil activities, also provides approximately 1.9 MMBbls of storage and distribution services for NGLs in connection with the Mariner South and Mariner South 2 pipelines, which provide transportation of propane and butane products from the Mont Belvieu region to the Nederland Terminal, where such products can be exported via ship.
•The Orbit Gulf Coast joint venture consists of a 70-mile, 20-inch ethane pipeline with a throughput capacity of approximately 180 MBbls/d, delivering from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas, as well as a 180 MBbls/d ethane refrigeration facility and 1.2 MMBbls of storage capacity.

•The Marcus Hook Terminal includes fractionation, terminalling and storage assets, with a capacity of approximately 2 MMBbls of NGL storage capacity in underground caverns, 4 MMBbls of above-ground refrigerated storage, and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 MMBbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Terminal currently serves as an off-take outlet for our Mariner East 1 and Mariner East 2 pipeline systems.
•The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 860 MBbls of NGLs. We use the Inkster terminal’s storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.
•The Eastern region refined products pipelines consist of 6-inch to 16-inch diameters refined product pipelines in Eastern, Central and North Central Pennsylvania, 8-inch refined products pipeline in western New York and various diameters refined products pipeline in New Jersey (including 80 miles of the 16-inch diameter Harbor Pipeline).
•The midcontinent region refined products pipelines primarily consist of 3-inch to 12-inch refined products pipelines in Ohio and 6-inch and 8-inch refined products pipeline in Michigan.
•The Southwest region refined products pipelines are located in Eastern Texas and consist primarily of 8-inch diameter refined products pipeline.
•The Inland refined products pipeline consists of 12, 10, 8 and 6-inch diameter pipelines in the western, northwestern, and northeastern regions of Ohio.
•The JC Nolan Pipeline is a joint venture between a wholly-owned subsidiary of the Partnership and a wholly-owned subsidiary of Sunoco LP, which transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, and was placed into service in July 2019 and has a throughput capacity of approximately 36 MBbls/d.
•We have 37 refined products terminals with an aggregate storage capacity of approximately 8 MMBbls that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.
•In addition to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 7 MMBbls and provides customers with access to the facility via ship, barge and pipeline. The terminal can deliver via ship, barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
•The Marcus Hook Terminal also has a tank farm with total refined products storage capacity of approximately 2 MMBbls of refined products storage. The terminal receives and delivers refined products via pipeline and primarily provides terminalling services to support movements on our refined products pipelines.
•The JC Nolan Terminal, located in Midland, Texas, is a joint venture between a wholly-owned subsidiary of the Partnership and a wholly-owned subsidiary of Sunoco LP, which provides diesel fuel storage that was placed into service in August 2019.
•This segment also includes the following joint ventures: 15% membership interest in the Explorer Pipeline Company, a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur, and Houston, Texas and extends to Chicago, Illinois; 31% membership interest in the Wolverine Pipe Line Company, a 1,055-mile pipeline that originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan; 17% membership interest in the West Shore Pipe Line Company, a 650-mile pipeline which originates in Chicago, Illinois and extends to Madison and Green Bay, Wisconsin; a 14% membership interest in the Yellowstone Pipe Line Company, a 710-mile pipeline which originates from Billings, Montana and extends to Moses Lake, Washington.

Crude Oil Transportation and Services
The following details our pipelines and terminals in its crude oil transportation and services operations:

Description of Assets	Ownership Interest	Miles of Crude Pipeline (1)	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.40%	1,172	—
Energy Transfer Crude Oil Pipeline	36.40%	744	—
Bayou Bridge Pipeline	60%	212	—
Permian Express Pipelines	87.7%	1,760	—
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(2)	51%	527	100
Maurepas Pipeline	51%	106	—
Other Crude Oil Pipelines	100%	6,256	—
Nederland Terminal	100%	—	29,000
Fort Mifflin Terminal	100%	—	3,300
Eagle Point Terminal	100%	—	1,800
Midland Terminal	100%	—	1,000
Marcus Hook Terminal	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Facility	100%	—	7,700
Patoka, Illinois Terminal	87.7%	—	1,900
(1)Miles of pipeline as reported to PHMSA.
(2)The White Cliffs Pipeline consists of two parallel, 12-inch common carrier crude oil pipelines: one crude oil pipeline and one NGL pipeline.
Our crude oil operations consist of an integrated set of pipeline, terminalling, trucking and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets. The following details our assets in the crude oil transportation and services segment:
Crude Oil Pipelines
Our crude oil pipelines consist of approximately 10,850 miles of crude oil trunk and gathering pipelines in the southwest, northwest and midwest United States, including our wholly-owned interests in West Texas Gulf, Permian Express Terminal LLC, Mid-Valley and Wattenberg Oil Trunkline. Additionally, we have equity ownership interests in two crude oil pipelines. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
•Bakken Pipeline. The Dakota Access and Energy Transfer Crude Oil pipelines are collectively referred to as the “Bakken Pipeline.” The Bakken Pipeline is a 1,916-mile pipeline with capacity of 570 MBbls/d, that transports domestically produced crude oil from the Bakken/Three Forks production areas in North Dakota to a storage and terminal hub outside of Patoka, Illinois, or to gulf coast connections including our crude terminal in Nederland, Texas.
The pipeline transports light, sweet crude oil from North Dakota to major refining markets in the Midwest and Gulf Coast regions.
The Dakota Access Pipeline went into service on June 1, 2017 and consists of approximately 1,172 miles of 12, 20, 24 and 30-inch diameter pipeline traversing North Dakota, South Dakota, Iowa and Illinois. Crude oil transported on the Dakota Access Pipeline originates at six terminal locations in the North Dakota counties of Mountrail, Williams and McKenzie. The pipeline delivers the crude oil to a hub outside of Patoka, Illinois where it can be delivered to the Energy Transfer Crude Oil Pipeline for delivery to the Gulf Coast or can be transported via other pipelines to refining markets throughout the Midwest.

The Energy Transfer Crude Oil Pipeline went into service on June 1, 2017 and consists of approximately 675 miles of mostly 30-inch converted natural gas pipeline and 69 miles of new 30-inch pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.
•Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between ETO and Phillips 66, in which ETO has a 60% ownership interest and serves as the operator of the pipeline. Phase I of the pipeline, which consists of a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, went into service in April 2016. Phase II of the pipeline, which consists of 24-inch pipe from Lake Charles, Louisiana to St. James, Louisiana, which went into service in March 2019.
With the completion of Phase II, Bayou Bridge Pipeline has a capacity of approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.
•Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include the Permian Express 1, Permian Express 2, Permian Express 3, Permian Express 4, Permian Longview, Louisiana Access, Longview to Louisiana and Nederland Access pipelines. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas.
•White Cliffs Pipeline. White Cliffs Pipeline, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, owns a 12-inch common carrier, crude oil pipeline, with a throughput capacity of 100 MBbls/d, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma.
•Maurepas Pipeline. The Maurepas Pipeline, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, consists of three pipelines, with an aggregate throughput capacity of 460 MBbls/d, which service refineries in the Gulf Coast region.
•Other Crude Oil pipelines include the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the Midwest United States.
In addition, we own a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to MPLX’s Samaria, Michigan tank farm, which supplies Marathon Petroleum Corporation’s refinery in Detroit, Michigan.
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
Crude Oil Terminals
•Nederland. The Nederland Terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, petrochemicals and bunker oils (used for fueling ships and other marine vessels). The terminal currently has a total storage capacity of approximately 29 MMBbls in approximately 160 above ground storage tanks with individual capacities of up to 660 MBbls.
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
•Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570 MBbls. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River.

The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks. The Darby Creek tank farm is a primary crude oil storage terminal that receives crude oil from the Fort Mifflin terminal and Hog Island wharf via our pipelines and has a total storage capacity of approximately 2.7 MMBbls
•Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1.8 MMBbls and can receive crude oil via barge and rail and deliver via ship and barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
•Midland. The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 1 MMBbls of crude oil storage, a combined 20 lanes of truck loading and unloading, and provides access to the Permian Express 2 transportation system.
•Marcus Hook Terminal. The Marcus Hook Terminal can receive crude oil via marine vessel and can deliver via marine vessel and pipeline. The terminal has a total active crude oil storage capacity of approximately 1 MMBbls.
•Patoka, Illinois Terminal. The Patoka, Illinois terminal is a tank farm owned by the PEP joint venture and is located in Marion County, Illinois. The facility includes 234 acres of owned land and provides for approximately 1.9 MMBbls of crude oil storage.
•Houston Terminal. The Houston Terminal, which was acquired by ET in the SemGroup acquisition and contributed to ETO in February 2020, consists of storage tanks located on the Houston Ship Channel with an aggregate storage capacity of 18.2 MMBbls used to store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. This facility has five deep-water ship docks on the Houston Ship Channel capable of loading and unloading Suezmax cargo vessels and seven barge docks which can accommodate 23 barges simultaneously, three crude oil pipelines connecting to four refineries and numerous rail and truck loading spots.
•Cushing Facilities. The Cushing Facility, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020, has approximately 7.7 MMBbls of crude oil storage, of which 5.7 MMBbls are leased to customers and 2.0 MMBbls are available for crude oil operations, blending and marketing activities. The storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, and two-way connections with all of the other major storage terminals in Cushing. The Cushing terminal also includes truck unloading facilities.
Crude Oil Acquisition and Marketing
Our crude oil acquisition and marketing operations are conducted using our assets, which include approximately 363 crude oil transport trucks, 350 trailers and approximately 166 crude oil truck unloading facilities, as well as third-party truck, rail, pipeline and marine assets.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded motor fuel, supplying an extensive distribution network of approximately 5,556 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LP believes it is one of the largest independent motor fuel distributors of Chevron, ExxonMobil and Valero branded motor fuel in the United States. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
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
•    Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands; and
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands.
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it across more than 30 states throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to approximately:
•78 company owned and operated retail stores;
•539 independently operated consignment locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;
•6,803 convenience stores and retail fuel outlets operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•2,476 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s Other Operations
Sunoco LP’s other operations include retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Investment in USAC
The following details the assets of USAC:
USAC’s modern, standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 86.3% of its total fleet horsepower as of December 31, 2020. The remainder of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.
The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2020:

Unit Horsepower	Fleet Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	510,123	3,001	13.7%	55.0%

Large horsepower
>400 and <1,000	437,543	751	11.7%	13.8%
>1,000	2,778,515	1,702	74.6%	31.2%
Total large horsepower	3,216,058	2,453	86.3%	45.0%
Total horsepower	3,726,181	5,454	100.0%	100.0%

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
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2020, we owned or controlled approximately 757 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
Canadian Operations
Our Canadian operations, which were acquired in the SemGroup acquisition, include a 51% ownership interest in Energy Transfer Canada which owns and operates natural gas processing and gathering facilities in Alberta, Canada. The Canadian operations assets include four sour natural gas processing plants and two sweet natural gas processing plants that have a combined operating capacity of 1,290 MMcf/d and a network of approximately 848 miles of natural gas gathering and transportation pipelines. The principal process performed at the processing plants is to remove contaminants and render the gas salable to downstream pipelines and markets.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
During the year ended December 31, 2020, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation
Regulation of Interstate Natural Gas Pipelines. The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act of 1938 (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle, Trunkline, Tiger, Fayetteville Express, Rover, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
The FERC’s NGA authority includes the power to:
•approve the siting, construction and operation of new facilities;
•review and approve transportation rates;
•determine the types of services our regulated assets are permitted to perform;
•regulate the terms and conditions associated with these services;
•permit the extension or abandonment of services and facilities;
•require the maintenance of accounts and records; and
•authorize the acquisition and disposition of facilities.
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
For two of our NGA-jurisdictional natural gas companies, ETC Tiger and FEP, the large majority of capacity in those pipelines is subscribed for lengthy terms under FERC-approved negotiated rates. However, as indicated above, cost-based recourse rates are also offered under their respective tariffs.
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to $1.3 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the Energy Policy Act of 2005, the CEA and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.
Regulation of Intrastate Natural Gas and NGL Pipelines. Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates and terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline, ET Fuel System, Trans-Pecos pipeline and Comanche Trail pipeline are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
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
Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC frequently proposes and implements new rules and regulations affecting those segments of the natural gas industry. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of the FERC’s regulatory changes may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action in a manner that is materially different from other natural gas marketers with whom we compete.
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
In March 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes in which the FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to the FERC’s discounted cash flow methodology. The FERC revised its previous policy, stating that it would no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC stated it will address the application of the United Airlines decision to non-MLP partnership forms as those issues arise in subsequent proceedings. The FERC will also apply the revised Policy Statement and the Tax Cuts and Jobs Act of 2017 to initial crude oil pipeline cost-of-service rates and cost-of-service rate changes on a going-forward basis under the FERC’s existing ratemaking policies, including cost-of-service rate proceedings resulting from shipper-initiated complaints. In July 2018, the FERC dismissed requests for rehearing and clarification of the March 2018 Revised Policy Statement, but provided further guidance, clarifying that a pass-through entity will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts the FERC’s policy on the treatment of income taxes may have on the rates an interstate pipeline held in a tax-pass-through entity can charge for the FERC regulated transportation services are unknown at this time. Please see “Item 1A. Risk Factors - Regulatory Matters.”
Effective January 2018, the 2017 Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. With the lower tax rate, and as discussed immediately above, the maximum tariff rates allowed by the FERC under its rate base methodology may be impacted by a lower income tax allowance component. Many of our interstate pipelines, such as Tiger, Midcontinent Express and Fayetteville Express, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. In addition, several of these pipelines are covered by approved settlements, pursuant to which rate filings will be made in the future. As such, the timing and impact to these systems of any tax-related policy change is unknown at this time.
The EPAct of 1992 required the FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, the FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. The FERC’s indexing methodology is subject to review every five years.

In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. That order is subject to rehearing and appeal, and several rehearing requests have been filed and are pending before FERC. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
Finally, in November 2017, the FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline. In particular, the FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss. Several parties have requested that the FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order. The FERC extended the time frame to respond to such requests in January 2018 but has not yet taken final action. We are unable to predict how the FERC will respond to such requests. Depending on how the FERC responds, it could have an impact on the rates we are permitted to charge.
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
The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. In January 2021, PHMSA issued a final rule increasing those maximum civil penalties to $222,504 per day, with a maximum of $2,225,034 for a series of violations. Upon reauthorization of PHMSA, Congress often directs the agency to complete certain rulemakings. For example, in the Consolidated Appropriations Bill for Fiscal Year 2021, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings; Congress has also instructed PHMSA to issue final regulations to require operations of non-rural gas gathering lines and new and existing transmission and distribution pipelines to conduct certain leak detection and repair programs to require facility inspection and maintenance plans to align with those regulations. The timing and scope of such future rulemakings is uncertain.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. However, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations, including, among other things, extending pipeline integrity assessments to pipelines in certain locations, including newly-defined “Moderate Consequence Areas” (“MCAs”).
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
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and refined products is subject to stringent U.S. federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Similar or more stringent laws also exist in Canada. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third-party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of permits on operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, permitting, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulations, our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
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
Uncertainty about the future course of regulation exists because of the recent change in U.S. presidential administrations. In January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Recommendations from the Working Group are due beginning June 1, 2021, and final recommendations no later than January 2022. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas and, in turn, have a material adverse effect on our business, financial condition or results of operations.
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
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, in 2016, the EPA entered into an agreement with several environmental groups to analyze certain Subtitle D criteria regulations pertaining to oil and gas wastes and, if necessary, revise them. In response to the decree, in April 2019, the EPA signed a determination that revision of the regulations is not necessary at this time. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
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
As of December 31, 2020 and 2019, accruals of $306 million and $320 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $247 million and $252 million at December 31, 2020 and 2019, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. We have established a wholly-owned captive insurance company for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2020, the captive insurance company held $189 million of cash and investments.
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
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $306 million in environmental accruals as of December 31, 2020.
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

Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA completed attainment/non-attainment designations in 2018, and states with moderate or high non-attainment areas must submit state implementation plans to the EPA by October 2021. By law, the EPA must review each NAAQS every five years. In December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS for ozone. However, as mentioned above, in January 2021, the Biden administration issued an executive order directing federal agencies to review and take action to address any federal regulations or similar agency actions during the prior administration that may be inconsistent with the current administration’s stated priorities. The EPA was specifically ordered to, among other things, propose a Federal Implementation Plan for ozone standards for California, Connecticut, New York, Pennsylvania and Texas by January 2022. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the USACE published a final rule attempting to clarify the federal jurisdictional reach over “waters of the United States” (“WOTUS”), but legal challenges to this rule followed. In January 2020, a new “waters of the United States” rule was finalized to replace the June 2015 rule, defining the following four categories of waters as WOTUS: traditional navigable waters and territorial seas; perennial and intermittent tributaries to those waters; lakes, ponds and impoundments of jurisdictional waters; and wetlands adjacent to jurisdictional waters. However, legal challenges to this rulemaking are ongoing, and it is possible that the Biden Administration could propose a broader interpretation of WOTUS. As a result of these developments, the scope of jurisdiction under the Clean Water Act is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our exploration and production customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Additionally, for over 35 years, the USACE has authorized construction, maintenance, and repair of pipelines under a streamlined Nationwide Permit (“NWP”) program. From time to time, environmental groups have challenged the NWP program, and, in April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects under the permit. While the district court’s order has subsequently been limited pending appeal, and NWP 12 authorizations remain available for certain oil and gas pipeline projects, we cannot predict the ultimate outcome of this case and its impacts on the NWP program. Additionally, in response to the vacatur, the Corps has announced a reissuance of NWP 13 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rulemaking may be subject to litigation or to further revision under the Biden Administration. While the full extent and impact of the vacatur is unclear at this time, we could face significant delays and financial costs if we must obtain individual permit coverage from USACE for our projects.

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
Endangered Species. The Endangered Species Act, as amended, restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may operate in areas that are currently designated as a habitat for endangered or threatened species or where the discovery of previously unidentified endangered species, or the designation of additional species as endangered or threatened may occur in which event such one or more developments could cause us to incur additional costs, to develop habitat conservation plans, to become subject to expansion or operating restrictions, or bans in the affected areas. Moreover, such designation of previously unprotected species as threatened or endangered in areas where our oil and natural gas exploration and production customers operate could cause our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our services.
Climate Change. Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in greenhouse gas emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA removed natural gas transmission and storage operations from this sector and rescinded the methane-specific requirements of the rule for production and processing facilities. However, President Biden has signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and has facilities, including the transmission and storage segments. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Several states have also adopted, or are considering adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding emission reduction goals every five years beginning in 2020. Although the United States has withdrawn from this agreement, President Biden has signed executive orders recommitting the United States to the Paris Agreement and calling for the federal government to formulate the United States’ emissions reduction goal. However, the impacts of these orders are unclear at this time.
The January 2021 climate change executive order also directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As noted above, a separate executive order issued in January 2021 established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Recommendations from the Working Group are due beginning June 1, 2021, and final recommendations no later than January 2022.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Litigation risks are also increasing, as several oil and gas companies have been sued for allegedly causing climate-related damages due to their production and sale of fossil fuel products or for allegedly being aware of the impacts of climate change for some time but failing to adequately disclose such risks to their investors or customers. There is also a risk that financial institutions could be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Finally, most scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our NGLs and natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we transport, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our products could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.
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
Natural Resource Reviews. The National Environmental Policy Act (“NEPA”) provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act, often requiring coordination with numerous governmental authorities. The NEPA review process can be lengthy and subjective, resulting in delays in obtaining federal approvals for projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. More stringent environmental impact analyses under or third-party challenges with respect to the sufficiency of any environmental impact statement or assessment prepared pursuant to NEPA could adversely impact such projects in the form of delays or increased compliance and mitigations costs.

Indigenous Protections. Part of our operations cross land that has historically been apportioned to various Native American/First Nations tribes (“Indigenous Peoples”), who may exercise significant jurisdiction and sovereignty over their lands. Indigenous Peoples may also have certain treaty rights and rights to consultation on projects that may affect such lands. Our operations may be impacted to the extent these tribal governments are found to have and choose to act upon such jurisdiction over lands where we operate. For example, in 2020, the Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Although the court’s ruling indicates that it is limited to criminal law, as applied within the Muscogee (Creek) Nation reservation, the ruling may have significant potential implications for civil law, both in the Muscogee (Creek) Nation reservation and other reservations that may similarly be found to not have been disestablished. State courts in Oklahoma have applied the analysis in McGirt in ruling that the Cherokee, Chickasaw, Seminole, and Choctaw reservations likewise had not been disestablished.
On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the state except: Indian allotments to which Indians titles have not been extinguished; lands that are held in trust by the United States on behalf of any Indian or Tribe; lands that are owned in fee by any Tribe where title was acquired through a treaty with the United States to which such tribe is a party and that have never been allotted to any citizen or member of such Tribe. The approval extends the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling in McGirt. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval, and it is possible that EPA’s approval under the SAFETE Act could be challenged. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from EPA. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved.
Human Capital Management
As of December 31, 2020, ET and its consolidated subsidiaries employed an aggregate of 11,421 employees, 1,217 of which are represented by labor unions. We believe that our relations with our employees are good.
Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our core values in a manner that respects all people and cultures, promotes safety, and focuses on the protection of public health and the environment.
Ethics and Values. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most valued resource, and we are committed to hiring and investing in employees who strive for excellence and live by our core values: working safely, corporate stewardship, ethics and integrity, entrepreneurial mindset, our people, excellence and results, and social responsibility. We value our employees for what they bring to our organization by embracing those from all backgrounds, cultures, and experiences. We also believe that the keys to our successes have been the cultivation of an atmosphere of inclusion and respect within our family of partnerships and sustaining organizations that promote diversity and provide support across all communities. These are the principles upon which we build and strengthen relationships among our people, our stakeholders, and those within the communities we support.
Respecting All People and All Cultures. We believe strict adherence to our Code of Business Conduct and Ethics is not only right, but is in the best interest of the Partnership, its Unitholders, its customers, and the industry in general. In all instances, the policies of the Partnership require that the business of the Partnership be conducted in a lawful and ethical manner. Every employee acting on behalf of the Partnership must adhere to these policies. Please refer to “Item 10. Directors, Executive Officers and Corporate Governance” for additional information on our Code of Business Conduct and Ethics.
Commitment to Protecting Public Health, Safety and the Environment. Protecting public health and the environment is the primary initiative for our environmental management teams, both in the construction and operation of our assets. These teams consist of environmental engineers, scientists and geologists focused on ensuring that our environmental management systems responsibly and efficiently reduce emissions, protect and preserve the land, water and air around us, and remain in compliance with all applicable regulations. Our environmental, health and safety department’s more than 100 environmental and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization in identifying continuous training for personnel, including the training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are communicated to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture aims to promote an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness. Energy Transfer’s goal is operational excellence, which means an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. The OSHA Total Reportable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety programs. TRIR provides companies with a look at their safety record performance for the year by calculating the number of recordable incidents per 200,000 hours worked. Out of more than 17 million hours worked, our TRIR was 0.87 for 2020, compared to 0.94 in 2019. We believe the Partnership’s low TRIR speaks to the investment in and focus on safety and environmental compliance as well as the reliability of our assets.
Regarding COVID-19, as an essential business providing critical energy infrastructure, the safety of our employees and the continued operation of our assets are our top priorities, and we will continue to operate in accordance with federal, state and local health guidelines and safety protocols. We have implemented several new policies and provided employees with training to help maintain the health and safety of our workforce.
For additional information on our Human Capital initiatives, please see our Community Engagement Report available on our website at http://www.energytransfer.com/corporate-responsibility/. Information contained on our website is not part of this report.
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

ITEM 1A. RISK FACTORS
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. ETO, Panhandle, Sunoco LP and USAC file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information. The risk factors set forth below, and those included in ETO’s, Panhandle’s, Sunoco LP’s and USAC’s Annual Reports, are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.
Risk Relating to the Partnership’s Business
Results of Operations and Financial Condition
Our cash flow depends primarily on the cash distributions we receive from our partnership interests in ETO, Sunoco LP and USAC, including the incentive distribution rights in Sunoco LP and, therefore, our cash flow is dependent upon the ability of ETO, Sunoco LP and USAC to make distributions in respect of those partnership interests.
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
The amount of cash that ETO distributes to us each quarter depends upon the amount of cash ETO generates from its operations, which will fluctuate from quarter to quarter and will depend upon, among other things:
•the amount of natural gas, NGLs, crude oil and refined products transported through ETO’s pipelines;
•the level of throughput in processing and treating operations;
•the fees charged and the margins realized by ETO, Sunoco LP and USAC for their services;
•the price of natural gas, NGLs, crude oil and refined products;
•the relationship between natural gas, NGL and crude oil prices;
•the weather in their respective operating areas;
•the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;
•the level of their respective operating costs and maintenance and integrity capital expenditures;
•the tax profile on any blocker entities treated as corporations for federal income tax purposes that are owned by any of our subsidiaries;
•prevailing economic conditions; and
•the level and results of their respective derivative activities.
In addition, the actual amount of cash that ETO, and its subsidiaries, including Sunoco LP and USAC, will have available for distribution will also depend on other factors, such as:
•the level of capital expenditures they make;
•the level of costs related to litigation and regulatory compliance matters;
•the cost of acquisitions, if any;
•the levels of any margin calls that result from changes in commodity prices;
•debt service requirements;
•fluctuations in working capital needs;
•their ability to borrow under their respective revolving credit facilities;
•their ability to access capital markets;
•restrictions on distributions contained in their respective debt agreements; and

•the amount, if any, of cash reserves established by the board of directors and their respective general partners in their discretion for the proper conduct of their respective businesses.
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
The prices for natural gas, NGLs, crude oil and refined products reflect market demand that fluctuates with changes in global and United States economic conditions and other factors, including:
•the level of domestic natural gas, NGL, refined products and oil production;
•the level of natural gas, NGL, refined products and oil imports and exports, including liquefied natural gas;
•actions taken by natural gas and oil producing nations;
•instability or other events affecting natural gas and oil producing nations;
•the impact of weather, public health crises such as pandemics (including COVID-19), and other events of nature on the demand for natural gas, NGLs, refined products and oil;
•the availability of storage, terminal and transportation systems, and refining, processing and treating facilities;
•the price, availability and marketing of competitive fuels;
•the demand for electricity;
•activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related products;
•the cost of capital needed to maintain or increase production levels and to construct and expand facilities;
•the impact of energy conservation and fuel efficiency efforts; and
•the extent of governmental regulations, taxation, fees and duties.
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
In addition, policy disputes between the Organization of Petroleum Exporting Countries and Russia in the first quarter of 2020 resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing the amount of crude oil they produce. These actions led to significant volatility in crude oil prices. More specifically, the spot price for West Texas Intermediate (WTI) crude oil, for physical delivery at Cushing, Oklahoma, decreased from $63.27 per barrel on January 6, 2020 to $(36.98) per barrel on April 20, 2020 and increased to more than $60 per barrel in February 2021.
Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and a decline in WTI crude oil prices caused by the actions of foreign oil-producing nations or other market factors may result in the shut-in of production from U.S. oil and gas wells, which in turn may result in decreased utilization of our midstream services related to crude oil, NGLs, refined products and natural gas. In addition, reduced demand for crude oil has resulted in an increase in worldwide crude oil storage inventories, which limits our options for end-markets for the products we transport.
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
Further, the effects of the pandemic and geopolitical developments have market impacts, such that additional capital may be more difficult for us to obtain or available only on terms less favorable to us. Our inability to fund capital expenditures could have a material impact on our results of operations.
At this time, we cannot estimate the magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19, or of potential industry disruption as a direct result of geopolitical developments in the oil market. Should any of these potential impacts continue for an extended period of time, it will have a negative impact on the demand for our services and an adverse effect on our financial position and results of operations. To the extent these factors adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, as well as the risks discussed or referenced in any applicable prospectus supplement, including in the documents we incorporate by reference herein or therein, such as those relating to our indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The failure to successfully combine the businesses of Energy Transfer and Enable in the expected time frame may adversely affect Energy Transfer’s future results.
The success of the merger will depend, in part, on the ability of Energy Transfer to realize the anticipated benefits from combining the businesses of Energy Transfer and Enable. To realize these anticipated benefits, Energy Transfer’s and Enable’s businesses must be successfully combined. If the combined entity is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
Energy Transfer and Enable, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each partnership’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies.
Any or all of those occurrences could adversely affect the combined entity’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two partnerships will also divert management attention and resources. These integration matters could have an adverse effect on each of Energy Transfer and Enable.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2020, our consolidated balance sheet reflected $2.39 billion of goodwill and $5.75 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the year ended December 31, 2020, the Partnership recognized goodwill impairments of $483 million related to our midstream operations, $1.28 billion related to our crude operations, $198 million related to our all other operations, $10 million related to our intrastate operations and $226 million related to our interstate operations, primarily due to decreases in projected future cash flow as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million during the year ended December 31, 2020, which is included in the Partnership’s consolidated results of operations.
We depend on certain key producers for our supply of natural gas and the loss of any of these key producers could adversely affect our financial results.
Certain producers who are connected to our systems represent a material source of our supply of natural gas. We are not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply us, we would be adversely affected unless we were able to acquire comparable supplies of natural gas from other producers.
Our intrastate transportation and storage and interstate transportation and storage operations depend on key customers to transport natural gas through our pipelines and the pipelines of our joint ventures.
During 2020, Trafigura US Inc. accounted for approximately 29% of our intrastate transportation and storage revenues. During 2020, Shell, Ascent Resources LLC and Antero Resources Corporation collectively accounted for 32% of our interstate transportation and storage revenues.
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has a small number of major shippers with one shipper accounting for approximately 64% of its revenues in 2020 while Citrus has long-term agreements with its top two customers which accounted for 54% of its 2020 revenue. For the Trans-Pecos and Comanche Trail pipelines, CFE International LLC is the primary shipper.
The failure of the major shippers on our and our joint ventures’ intrastate and interstate transportation and storage pipelines to fulfill their contractual obligations could have a material adverse effect on our cash flow and results of operations if we or our joint ventures were unable to replace these customers under arrangements that provide similar economic benefits as these existing contracts.
We may be unable to retain or replace existing midstream, transportation, terminalling and storage customers or volumes due to declining demand or increased competition in crude oil, refined products, natural gas and NGL markets, which would reduce our revenues and limit our future profitability.
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
The volume of crude oil and refined products transported through our crude oil and refined products pipelines and terminal facilities depends on the availability of attractively priced crude oil and refined products in the areas serviced by our assets. A period of sustained price reductions for crude oil or refined products could lead to a decline in drilling activity, production and refining of crude oil or import levels in these areas. A period of sustained increases in the price of crude oil or refined products supplied from or delivered to any of these areas could materially reduce demand for crude oil or refined products in these areas. In either case, the volumes of crude oil or refined products transported in our crude oil and refined products pipelines and terminal facilities could decline.
The loss of existing customers by our midstream, transportation, terminalling and storage facilities or a reduction in the volume of the services our customers purchase from us, or our inability to attract new customers and service volumes would negatively affect our revenues, be detrimental to our growth, and adversely affect our results of operations.
We and our subsidiaries, including Sunoco LP and USA Compression Partners, LP (“USAC”), are exposed to the credit risk of our customers and derivative counterparties, and an increase in the nonpayment and nonperformance by our customers or derivative counterparties could reduce our ability to make distributions to our unitholders.
We, Sunoco LP and USAC are subject to risks of loss resulting from nonpayment or nonperformance by our, Sunoco LP’s and USAC’s customers. Commodity price volatility and/or the tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by our customers. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any material nonpayment or nonperformance by our customers or our derivative counterparties could reduce our ability to make distributions to our unitholders. Any substantial increase in the nonpayment and nonperformance by our customers could have a material effect on our, Sunoco LP’s and USAC’s results of operations and operating cash flows.
Due to recent market disruptions involving the COVID-19 pandemic, some of our counterparties may be forced to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court. Following the request of one of our FERC-regulated natural pipelines, the FERC commenced an investigation into whether the public interest requires abrogation or modification of a firm transportation agreement and an interruptible transportation agreement with one of our shippers. By order dated November 9, 2020, FERC held that the record did not support a finding that the public interest presently requires abrogation or modification of the subject firm transportation agreement. However, actual determination regarding the contract will depend upon further action by the counterparty and any further bankruptcy-related proceedings. If a counterparty is successful in rejecting an existing contract in bankruptcy, we expect that we would attempt to negotiate replacement contracts with those counterparties and, depending on the availability of alternatives to our services, these contracts may have terms that are less favorable to us than the contracts rejected in bankruptcy court.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non-fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). The amount of segment margin earned by our midstream segment from fee-based and non-fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non-fee-based arrangements in future periods may be significantly different from results reported in previous periods.
Our midstream facilities and transportation pipelines provide services related to natural gas wells that experience production declines over time, which we may not be able to replace with natural gas production from newly drilled wells in the same natural gas basins or in other new natural gas producing areas.
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
While a substantial portion of our services are provided under long-term contracts for reserved service, we also provide service on an unreserved basis. The reserves available through the supply basins connected to our gathering, processing, treating, transportation and storage facilities may decline and may not be replaced by other sources of supply. A decrease in development or production activity could cause a decrease in the volume of unreserved services we provide and a decrease in the number and volume of our contracts for reserved transportation service over the long run, which in each case would adversely affect our revenues and results of operations.
If we are unable to replace any significant volume declines with additional volumes from other sources, our results of operations and cash flows could be materially and adversely affected.
Our revenues depend on our customers’ ability to use our pipelines and third-party pipelines over which we have no control.

Our natural gas transportation, storage and NGL businesses depend, in part, on our customers’ ability to obtain access to pipelines to deliver gas to us and receive gas from us. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on our pipelines or third-party pipelines due to testing, line repair, reduced operating pressures, or other causes or adverse change in terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas to and from our pipelines and facilities and a corresponding material adverse effect on our transportation and storage revenues. In addition, the rates charged by interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.
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
The inability to continue to access lands owned by third parties could adversely affect our ability to operate and our financial results.
Our ability to operate our pipeline systems on certain lands owned by third parties will depend on our success in maintaining existing rights-of-way and obtaining new rights-of-way on those lands. We are parties to rights-of-way agreements, permits and licenses authorizing land use with numerous parties, including, private land owners, governmental entities, Native American tribes, rail carriers, public utilities and others. For more information, see our regulatory disclosure titled “Indigenous Protections.” Our ability to secure extensions of existing agreements, permits and licenses is essential to our continuing business operations, and securing additional rights-of-way will be critical to our ability to pursue expansion projects. We cannot provide any assurance that we will be able to maintain access to existing rights-of-way upon the expiration of the current grants, that all of the rights-of-way will be obtained in a timely fashion or that we will acquire new rights-of-way as needed.
Further, whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state and the ownership of the land to which we seek access. When we exercise eminent down rights or negotiate private agreements cases, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located. For example, following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. Any loss of rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.
Our storage operations are influenced by the overall forward market for crude oil and other products we store, and certain market conditions may adversely affect our financial and operating results.
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
A natural disaster, catastrophe or other event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow.
Some of our operations involve risks of personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow. For example, natural gas pipeline and other facilities operate at high pressures. Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes.
If one or more facilities that are owned by us, or that deliver natural gas or other products to us, are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to Unitholders.
As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position and results of operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
Terrorist attacks aimed at our facilities could adversely affect our business, results of operations, cash flows and financial condition.
The United States government has issued warnings that energy assets, including our nation’s pipeline infrastructure, may be the future target of terrorist organizations. Some of our facilities are subject to standards and procedures required by the Chemical Facility Anti-Terrorism Standards. We believe we are in compliance with all material requirements; however, such compliance may not prevent a terrorist attack from causing material damage to our facilities or pipelines. Any such terrorist attack on our facilities or pipelines, those of our customers, or in some cases, those of other pipelines could have a material adverse effect on our business, financial condition and results of operations.
Our business could be affected adversely by union disputes and strikes or work stoppages by unionized employees.
As of December 31, 2020, approximately 11% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Along with other refiners, manufacturers and sellers of gasoline, ETC Sunoco Holdings LLC (“ETC Sunoco”) is a defendant in numerous lawsuits that allege methyl tertiary butyl ether (“MTBE”) contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to ETC Sunoco. An adverse determination of liability related to these allegations or other product liability claims against ETC Sunoco could have a material adverse effect on our business or results of operations.
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
The use of derivative financial instruments could result in material financial losses by us.
From time to time, we and/or our subsidiaries have sought to reduce our exposure to fluctuations in commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by our trading, marketing and/or system optimization activities. To the extent that we hedge our commodity price and interest rate exposures, we forgo the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.
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
We utilize both affiliated entities and third parties in the processing of our information and data. Breaches of security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us to a risk of loss, or misuse of this information, result in litigation and potential liability, lead to reputational damage, increase our compliance costs, or otherwise harm our business.
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
A portion of our revenue is generated from operations in Canada, which use the Canadian dollar as the functional currency. Therefore, changes in the exchange rate between the U.S. dollar and the Canadian dollar could adversely affect our results of operations.
We are subject to the risks of doing business outside of the U.S.

The success of our business depends, in part, on continued performance in our non-U.S. operations. We currently have operations in Canada. In addition to the other risks described in this report on Form 10-K, there are numerous risks and uncertainties that specifically affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad, including compliance with the U.S. Foreign Corrupt Practices Act. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our financial and operational results.
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has a "satisfactory" safety rating; however, if our safety rating were downgraded to "unsatisfactory," our business and results of operations could be adversely affected.
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
Indebtedness
Our debt level and debt agreements may limit our ability to make distributions to Unitholders and may limit our future financial and operating flexibility.
As of December 31, 2020, we had approximately $51.44 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:
•a significant portion of our and our subsidiaries’ cash flow from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions;
•covenants contained in our and our subsidiaries’ existing debt agreements require us and them, as applicable, to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business;
•our and our subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;
•we may be at a competitive disadvantage relative to similar companies that have less debt;
•we may be more vulnerable to adverse economic and industry conditions as a result of our significant debt level; and
•failure by us or our subsidiaries to comply with the various restrictive covenants of our respective debt agreements could negatively impact our ability to incur additional debt, including our ability to utilize the available capacity under our revolving credit facility, and our ability to pay our distributions.
The consolidated debt level and debt agreements of ETO and its subsidiaries, including Sunoco LP and USAC, may limit the distributions we receive from ETO, as well as our future financial and operating flexibility.
ETO’s and its subsidiaries’ levels of indebtedness affect their operations in several ways, including, among other things:
•a significant portion of ETO’s and its subsidiaries’ cash flows from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us;
•covenants contained in ETO’s and its subsidiaries’ existing debt agreements require ETO and its subsidiaries, as applicable, to meet financial tests that may adversely affect their flexibility in planning for and reacting to changes in their respective businesses;
•ETO’s and its subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;
•ETO and its subsidiaries may be at a competitive disadvantage relative to similar companies that have less debt;

•ETO and its subsidiaries may be more vulnerable to adverse economic and industry conditions as a result of their significant debt levels;
•failure by ETO or its subsidiaries to comply with the various restrictive covenants of the respective debt agreements could negatively impact ETO’s and/or its subsidiaries’ ability to incur additional debt, including their ability to utilize the available capacity under their revolving credit facilities, and to pay distributions to us and their unitholders.
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
Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our Available Cash (as defined in our partnership agreement) to our Unitholders of record and our general partner. Available Cash is generally all of our cash on hand as of the end of a quarter, adjusted for cash distributions and net changes to reserves. Our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries in amounts it determines in its reasonable discretion to be necessary or appropriate:
•to provide for the proper conduct of our business and the businesses of our operating subsidiaries (including reserves for future capital expenditures and for our anticipated future credit needs);
•to provide funds for distributions to our Unitholders and our general partner for any one or more of the next four calendar quarters; or
•to comply with applicable law or any of our loan or other agreements.
Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates. Approximately $6.72 billion of our consolidated debt as of December 31, 2020 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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
An increase in the LIBOR or a phase-out or replacement of LIBOR with a benchmark rate that is higher or more volatile than the LIBOR rate could increase our cost of borrowing and could adversely affect our financial position.
As of December 31, 2020, we had outstanding approximately $6.40 billion of debt that bears interest at variable interest rates that use the LIBOR as a benchmark rate. Due to the perceived structural risks inherent in unsecured benchmark rates such as LIBOR, in July 2014, the Financial Stability Board (FSB) recommended developing alternative, near risk-free reference rates. In response to the recommendation put forth by the FSB, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. In June 2017, the ARRC selected the secured overnight financing rate (SOFR) as the preferred alternative reference rate to LIBOR. In July 2017, the U.K.’s Financial Conduct Authority (FCA), which oversees the LIBOR submission process for all currencies and regulates the authorized administrator of LIBOR, ICE Benchmark Administration (IBA), announced that it intends to stop persuading or compelling London banks to make these rate submissions after 2021. The cessation date for compulsory submission and publication of rates for certain tenors of LIBOR has since been extended by the IBA and FCA until June 2023. Additionally, the ARRC has published a series of principles for LIBOR fallback contract language which include a methodology for determining fallback rates, which are primarily comprised of SOFR as the replacement benchmark and a replacement benchmark spread.

It is unclear, if certain LIBOR tenors continue to be reported beyond 2021, whether they will be considered representative or whether SOFR as the identified successor benchmark rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules, recommendations or administrative practices of the FCA, IBA or ARRC, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to an alternative benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published.
The adoption of SOFR, or any other alternative benchmark rate, may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Use of SOFR as an alternative benchmark rate and replacement for LIBOR could affect our debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of the establishment of any alternative benchmark rate(s). Any new benchmark rate will likely not replicate LIBOR exactly, and any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets. Any of these proposals or consequences could have a material adverse effect on our financing costs.
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
A downgrade of our credit ratings may increase our and our subsidiaries’ cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:
•economic downturns;
•deteriorating capital market conditions;
•declining market prices for crude oil, natural gas, NGLs and other commodities;
•terrorist attacks or threatened attacks on our facilities or those of other energy companies; and
•the overall health of the energy industry, including the bankruptcy or insolvency of other companies.
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
Capital Projects and Future Growth
If we and our subsidiaries do not make acquisitions on economically acceptable terms, our future growth could be limited.
Our results of operations and our ability to grow and to make distributions to Unitholders will depend in part on our ability to make acquisitions that are accretive to our distributable cash flow per unit.
We may be unable to make accretive acquisitions for any of the following reasons, among others:
•because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;
•because we are unable to raise financing for such acquisitions on economically acceptable terms; or
•because we are outbid by competitors, some of which are substantially larger than us and have greater financial resources and lower costs of capital then we do.

Furthermore, even if we consummate acquisitions that we believe will be accretive, those acquisitions may in fact adversely affect our results of operations or result in a decrease in distributable cash flow per unit. Any acquisition involves potential risks, including the risk that we may:
•fail to realize anticipated benefits, such as new customer relationships, cost-savings or cash flow enhancements;
•decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;
•significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•encounter difficulties operating in new geographic areas or new lines of business;
•incur or assume unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;
•be unable to hire, train or retrain qualified personnel to manage and operate our growing business and assets;
•less effectively manage our historical assets, due to the diversion of management’s attention from other business concerns; or
•incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.
If we consummate future acquisitions, our capitalization and results of operations may change significantly. As we determine the application of our funds and other resources, Unitholders will not have an opportunity to evaluate the economic, financial and other relevant information that we will consider.
Capital projects will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.
We plan to fund our growth capital expenditures, including any new pipeline construction projects and improvements or repairs to existing facilities that we may undertake, with proceeds from sales of our debt and equity securities and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms satisfactory to us, or at all. If we are unable to finance our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.
A significant increase in our indebtedness that is proportionately greater than our issuance of equity could negatively impact our and our subsidiaries’ credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows.
If we do not continue to construct new pipelines, our future growth could be limited.
Our results of operations and ability to grow and to increase distributable cash flow per unit will depend, in part, on our ability to construct pipelines that are accretive to our distributable cash flow. We may be unable to construct pipelines that are accretive to distributable cash flow for any of the following reasons, among others:
•we are unable to identify pipeline construction opportunities with favorable projected financial returns;
•we are unable to obtain necessary governmental approvals and contracts with qualified contractors and vendors on acceptable terms;
•we are unable to raise financing for our identified pipeline construction opportunities; or
•we are unable to secure sufficient transportation commitments from potential customers due to competition from other pipeline construction projects or for other reasons.
Furthermore, even if we construct a pipeline that we believe will be accretive, the pipeline may in fact adversely affect our results of operations or results from those projected prior to commencement of construction and other factors.
Expanding our business by constructing new pipelines and related facilities subjects us to risks.
One of the ways that we have grown our business is through the construction of additions to our existing gathering, compression, treating, processing and transportation systems. The construction of new pipelines and related facilities (or the improvement and repair of existing facilities) involves numerous regulatory, environmental, political and legal uncertainties beyond our control and requires the expenditure of significant amounts of capital that we will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third-party contractors, may result in increased costs or delays in construction. For example, in recent years, pipeline projects by many companies have been subject to several challenges by environmental groups, such as challenges to agency reviews under the NEPA and to the USACE NWP program. For more information on the NWP program, see our regulatory disclosure titled “Clean Water Act”. Separately, cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows. Moreover, our revenues may not increase immediately following the completion of a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, but we may not materially increase our revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of oil and natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as our ability to obtain commitments from producers in the area to utilize the newly constructed pipelines. In this regard, we may construct facilities to capture anticipated future growth in oil or natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
While LCL has received authorization from the DOE to export LNG to non-Free Trade Agreements (“non-FTA”) countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest. The FERC order (issued December 17, 2015) authorizing LCL to site, construct and operate the liquefaction project contains a condition requiring all phases of the liquefaction project to be completed and in-service within five years of the date of the order. The order also requires the modifications to our Trunkline pipeline facilities that connect to our Lake Charles facility and additionally requires execution of a transportation contract for natural gas supply to the liquefaction facility prior to the initiation of construction of the liquefaction facility. On December 5, 2019, the FERC granted an extension of time until and including December 16, 2025, to complete construction of the liquefaction project and pipeline facilities modifications and place the facilities into service.
Integration of assets acquired in past acquisitions or future acquisitions with our existing business will be a complex and time-consuming process. A failure to successfully integrate the acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to unitholders.
The difficulties of integrating past and future acquisitions with our business include, among other things:
•operating a larger combined organization in new geographic areas and new lines of business;
•hiring, training or retaining qualified personnel to manage and operate our growing business and assets;
•integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;
•diversion of management’s attention from our existing business;
•assimilation of acquired assets and operations, including additional regulatory programs;

•loss of customers or key employees;
•maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and
•integrating new technology systems for financial reporting.
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
Also, our reviews of proposed business or asset acquisitions are inherently imperfect because it is generally not feasible to perform an in-depth review of each such proposal given time constraints imposed by sellers. Even if performed, a detailed review of assets and businesses may not reveal existing or potential problems and may not provide sufficient familiarity with such business or assets to fully assess their deficiencies and potential. Inspections may not be performed on every asset, and environmental problems, may not be observable even when an inspection is undertaken.
We are affected by competition from other midstream, transportation, terminalling and storage companies.
We experience competition in all of our business segments. With respect to our midstream operations, we compete for both natural gas supplies and customers for our services. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas.
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
Our crude oil and refined petroleum products pipelines face significant competition from other pipelines for large volume shipments. These operations also face competition from trucks for incremental and marginal volumes in the areas we serve. Further, our crude and refined product terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.
We, Sunoco LP and USAC may not be able to fully execute our growth strategy if we encounter increased competition for qualified assets.
Our strategy contemplates growth through the development and acquisition of a wide range of midstream, transportation, storage and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively and diversify our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding the acquisition of additional assets and businesses, stand-alone development projects or other transactions that we believe will present opportunities to realize synergies and increase our cash flow.
Consistent with our strategy, we may, from time to time, engage in discussions with potential sellers regarding the possible acquisition of additional assets or businesses. Such acquisition efforts may involve our participation in processes that involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We cannot give assurance that our acquisition efforts will be successful or that any acquisition will be completed on terms considered favorable to us.
In addition, we are experiencing increased competition for the assets we purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in us losing to other bidders more often or acquiring assets at higher prices, both of which would limit our ability to fully execute our growth strategy. Inability to execute our growth strategy may materially adversely impact our results of operations.

Regulatory Matters
Litigation commenced by WMB against ET and its affiliates, if decided adverse to ET, could require ET to make a substantial payment to WMB.
WMB filed a complaint against ET and its affiliates (“ET Defendants) in the Delaware Court of Chancery, alleging that the ET Defendants breached the merger agreement between WMB, ET, and several of ET's affiliates. Following a ruling by the Court on June 24, 2016, which allowed for the subsequent termination of the merger agreement by ET on June 29, 2016, WMB filed a notice of appeal to the Supreme Court of Delaware. WMB filed an amended complaint on September 16, 2016 and sought a $410 million termination fee and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that the ET Defendants breached an additional representation and warranty in the Merger Agreement. The ET Defendants filed amended counterclaims and affirmative defenses on September 23, 2016 and sought a $1.48 billion termination fee under the Merger Agreement and additional damages caused by WMB 's misconduct. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that WMB breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, WMB filed a motion to dismiss the ET Defendants' amended counterclaims and to strike certain of the ET Defendants' affirmative defenses. On December 1, 2017, the Court issued a Memorandum Opinion granting Williams' motion to dismiss in part and denying it in part. On March 23, 2017, the Delaware Supreme Court affirmed the Court's June 24, 2016 ruling, and as a result, Williams conceded that its $10 billion damages claim is foreclosed, although its $410 million termination fee claim remains pending.
In July 2020, the Court denied ET Defendant’s Motion for Summary Judgment and Williams’ Motion for Partial Summary Judgment. ET Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can ET Defendants predict the amount of time and expense that will be required to resolve these lawsuits. ET Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact our business and results of operations.
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. Additionally, several candidates for political office in both state and federal government have announced intentions to impose greater restrictions on hydraulic fracturing or produced water disposal. For example, the Biden Administration has issued orders temporarily suspending the issuance of new authorizations, and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters (but not tribal lands that the federal government merely holds in trust). Separately, the Colorado Oil and Gas Conservation Commission adopted new rules to cover a variety of matters related to public health, safety, welfare, wildlife, and environmental resources; most significantly, these rule changes establish more stringent setbacks (2,000-foot, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new existing wells across the state, each subject to only limited exceptions. While the final impacts of these developments cannot be predicted, the adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.
Legal or regulatory actions related to the Dakota Access pipeline could cause an interruption to current or future operations, which could have an adverse effect on our business and results of operations.
On July 27, 2016, the Standing Rock Sioux Tribe and other Native American tribes (the “Tribes”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the USACE permitting Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. As a result of this litigation, the District Court vacated the easement, ordered USACE to prepare an Environmental Impact Statement (“EIS”), and order the pipeline shutdown and drained of oil. Dakota Access and USACE appealed this decision and moved for a stay of the District Court’s orders. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, but the Court of Appeals denied a stay of the easement vacatur. The August 5 order also stated that the Court of Appeals expected the

USACE to clarify its position with respect to whether USACE intends to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary. Following this order, the Tribes filed a motion with the District Court seeking an injunction to prevent the continued operation of the pipeline. This motion has been briefed by the Tribes, USACE, and Dakota Access, but the District Court has not yet ruled on this motion. On January 26, 2021, the Court of Appeals affirmed the District Court’s order requiring an EIS and its order vacating the easement. In the same January 26 order, the Court of Appeals also overturned the District Court’s August 5, 2020 order that the pipeline be shut down and emptied of oil because of the lack of findings sufficient to satisfy the legal requirements for injunctive relief, including a finding of irreparable harm to the Tribes in the absence of an injunction. The District Court scheduled a status conference for February 10, 2021 to discuss the impact of the Court of Appeals’ ruling on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed in light of the Court of Appeals’ recent vacatur ruling. USACE filed a motion for a continuance of the status conference until April 9, 2021, and this motion was approved by the District Court on February 9, 2021. For further information, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.
Our interstate natural gas pipelines are subject to laws, regulations and policies governing the rates they are allowed to charge for their services, which may prevent us from fully recovering our costs.
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
The FERC may review existing tariff rates on its own initiative or upon receipt of a complaint filed by a third party. The FERC may, on a prospective basis, order refunds of amounts collected if it finds the rates to have been shown not to be just and reasonable or to have been unduly discriminatory. The FERC has recently exercised this authority with respect to several other pipeline companies. If the FERC were to initiate a proceeding against us and find that our rates were not just and reasonable or were unduly discriminatory, the maximum rates we are permitted to charge may be reduced and the reduction could have an adverse effect on our revenues and results of operations.
The costs of our interstate pipeline operations may increase, and we may not be able to recover all of those costs due to FERC regulation of our rates. If we propose to change our tariff rates, our proposed rates may be challenged by the FERC or third parties, and the FERC may deny, modify or limit our proposed changes if we are unable to persuade the FERC that changes would result in just and reasonable rates that are not unduly discriminatory. We also may be limited by the terms of rate case settlement agreements or negotiated rate agreements with individual customers from seeking future rate increases, or we may be constrained by competitive factors from charging our tariff rates.
To the extent our costs increase in an amount greater than our revenues increase, or there is a lag between our cost increases and our ability to file for and obtain rate increases, our operating results would be negatively affected. Even if a rate increase is permitted by the FERC to become effective, the rate increase may not be adequate. We cannot guarantee that our interstate pipelines will be able to recover all of our costs through existing or future rates.
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity (“ROE”) calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts that FERC’s policy on the treatment of income taxes may have on the rates an interstate pipeline held in a tax-pass-through entity can charge for the FERC regulated transportation services are unknown at this time.
Even without application of FERC’s recent rate making-related policy statements and rulemakings, under the NGA, FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, including the allowance for income taxes and the amount for accumulated deferred income taxes, but also other pipeline costs that will continue to affect the FERC’s determination of just and reasonable cost-of-service rates. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger, Midcontinent Express and Fayetteville Express, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of changes to FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of a pipeline’s cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. By order dated January 19, 2021, the Chief Judge has extended the deadline for the initial decision to March 2021.
Our interstate natural gas pipelines are subject to laws, regulations and policies governing terms and conditions of service, which could adversely affect our business and results of operations.
In addition to rate oversight, the FERC’s regulatory authority extends to many other aspects of the business and operations of our interstate natural gas pipelines, including:
•terms and conditions of service;
•the types of services interstate pipelines may or must offer their customers;
•construction of new facilities;
•acquisition, extension or abandonment of services or facilities;
•reporting and information posting requirements;
•accounts and records; and
•relationships with affiliated companies involved in all aspects of the natural gas and energy businesses.
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose and to undertake in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof may impair our access to capital markets or may impair the ability of our interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.
In December 2017, the then-serving FERC Chairman announced that the FERC will review its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. To that end, FERC issued a Notice of Inquiry on April 9, 2018, requesting comments on its certification policies, but no action has been taken in that docket. We are unable to predict what, if any, changes may be proposed that will affect our natural gas pipeline business or when such proposals, if any, might become effective. We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.

Rate regulation or market conditions may not allow us to recover the full amount of increases in the costs of our crude oil, NGL and refined products pipeline operations.
Transportation provided on our common carrier interstate crude oil, NGL and refined products pipelines is subject to rate regulation by the FERC, which requires that tariff rates for transportation on these oil pipelines be just and reasonable and not unduly discriminatory. If we propose new or changed rates, the FERC or interested persons may challenge those rates and the FERC is authorized to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unjust or unreasonable, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. On March 25, 2020, the FERC issued a Notice of Inquiry seeking comment on a proposal to change the preliminary screen for complaints against oil pipeline index rate increases to a “Percentage Comparison Test” consistent with the preliminary screen used by the FERC for protests against oil pipeline index rate increases. The FERC also requested comment on whether the appropriate threshold for the screen is a 10% or more differential between a proposed index rate increase and the annual percentage change in cost of service reported by the pipeline. Initial comments were due June 16, 2020, and reply comments were due July 16, 2020. The FERC has not yet taken any further action on the Notice of Inquiry. At this time, we cannot determine the effect of a change in the FERC’s preliminary screen for complaints against index rates changes, however, a revised screen would result in a threshold aligned with the existing threshold for protests against index rate increases. Any complaint or protest raised by a shipper could materially and adversely affect our financial condition, results of operations or cash flows.
On June 18, 2020, FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index for the five-year period commencing July 1, 2021 and ending June 30, 2026, and requested comments on whether and how the index should reflect the Revised Policy Statement and FERC’s treatment of accumulated deferred income taxes as well as FERC’s revised ROE methodology. Comments on the indexing rate methodology Notice of Inquiry were due August 17, 2020, with reply comments due September 11, 2020.
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. Rehearing of this order has been requested and remains pending before FERC.
Under the Energy Policy Act of 1992 (the “Energy Policy Act”), certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” Revenues are derived from such grandfathered rates on most of our FERC-regulated pipelines. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Energy Policy Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review and there is a risk that some rates could be found to be in excess of levels justified by the pipeline’s costs. In such event, the FERC could order us to reduce pipeline rates prospectively and to pay refunds to shippers.
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
Our intrastate transportation operations located in Texas are also subject to regulation as gas utilities by the Texas Railroad Commission (“TRRC”). Texas gas utilities must publish the rates they charge for transportation and storage services in tariffs filed with the TRRC, although such rates are deemed just and reasonable under Texas law unless challenged in a complaint.
We are subject to other forms of state regulation, including requirements to obtain operating permits, reporting requirements, and safety rules (see description of federal and state pipeline safety regulation below). Violations of state laws, regulations, orders and permit conditions can result in the modification, cancellation or suspension of a permit, civil penalties and other relief.
Certain of our assets may become subject to regulation.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s NGL Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. In 2013, Lone Star’s NGL pipeline also commenced the interstate transportation of NGLs, which is subject to the FERC’s jurisdiction under the Interstate Commerce Act (“ICA”) and the Energy Policy Act. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however, if the FERC’s ratemaking methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by the FERC if the NGLs are transported in interstate or foreign commerce, whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, petroleum products and NGLs on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the NGA, Natural Gas Policy Act of 1978 (“NGPA”), or ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”) which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in October 2019, PHMSA published the first of three expected regulations relating to new or more stringent requirements for certain natural gas lines and gathering lines, that had originally been proposed in 2016 as part of PHMSA’s “Gas Megarule.” The rulemaking imposed numerous requirements, including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined MCAs that contain as few as five dwellings within a potential impact area. PHMSA is still expected to issue the second and third parts of the Gas Megarule, but we cannot predict the timing of any such action. The safety and hazardous liquid pipelines rule would extend leak detection requirements to all non-gathering hazardous liquid pipelines and require operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. Finally, the enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on our results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. In January 2021, PHMSA issued a final rule increasing the maximum administrative fines for safety violations were increased to account for inflation, with maximum civil penalties set at $222,504 per day, with a maximum of $2,225,034 for a series of violations. Upon reauthorization of PHMSA, Congress often directs the agency to complete certain rulemakings. For example, in the Consolidated Appropriations Bill for Fiscal Year 2021, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings; Congress has also instructed PHMSA to issue final regulations to require operations of non-rural gas gathering lines and new existing transmission and distribution pipelines to conduct certain leak detection and repair programs to require facility inspection and maintenance plans to align with those regulations. The timing and scope of such future rulemakings is uncertain. The safety enhancement requirements and other provisions of Congressional mandates to PHMSA, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.
Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes which activities are subject to environmental and worker health and safety laws and regulations that may cause us to incur significant costs and liabilities.
Our business is subject to stringent federal, tribal, state, and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for the construction and operation of our pipelines, plants and facilities, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from our construction and operations activities. Several governmental authorities, such as the United States Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations, the occurrence of delays in permitting and completion of projects, and the issuance of injunctive relief. For example, following an inadvertent return that occurred in connection with the construction of our Mariner East 2 pipeline (“Mariner 2”), the Pennsylvania Department of Environmental Protection in September 2020 ordered the rerouting of a section of Mariner 2. We have challenged this order and cannot predict the final outcome; however, any rerouting of Mariner 2 or other of our pipeline projects may result in delays in the completion of these projects.
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
We may incur substantial environmental costs and liabilities because of the underlying risk arising out of our operations. Although we have established financial reserves for our estimated environmental remediation liabilities, additional contamination or conditions may be discovered, resulting in increased remediation costs, liabilities or natural resource damages that could substantially increase our costs for site remediation projects. Accordingly, we cannot assure you that our current reserves are adequate to cover all future liabilities, even for currently known contamination.
Uncertainty about the future course of regulation exists because of the recent change in U.S. presidential administrations. In January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Recommendations from the Working Group are due beginning June 1, 2021, and final recommendations no later than January 2022. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas and, in turn, have a material adverse effect on our business, financial condition or results of operations.
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards, and the EPA finalized its attainment/non-attainment designations in 2018, though these are subject to change. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Also, states are expected to implement more stringent requirements as a result of this new final rule, which could apply to our customers’ operations. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
Regulations under the Clean Water Act, Oil Pollution Act of 1990, as amended (“OPA”), and state laws impose regulatory burdens on terminal operations. Spill prevention control and countermeasure requirements of federal and state laws require containment to mitigate or prevent contamination of waters in the event of a refined product overflow, rupture, or leak from above-ground pipelines and storage tanks. The Clean Water Act also requires us to maintain spill prevention control and countermeasure plans at our terminal facilities with above-ground storage tanks and pipelines. In addition, OPA requires that most fuel transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Facilities that are adjacent to water require the engagement of Federally Certified Oil Spill Response Organizations to be available to respond to a spill on water from above-ground storage tanks or pipelines.
Transportation and storage of refined products over and adjacent to water involves risk and potentially subjects us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States.
In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters, with the potential of substantial liability for the violation of permits or permitting requirements.

Terminal operations and associated facilities are subject to the Clean Air Act as well as comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. If regulations become more stringent, additional emission control technologies.
Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the services we provide.
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in greenhouse gas emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound (“VOC”) emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA finalized amendments to Subpart OOOOa that rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs. In addition, the rulemaking removes from the oil and natural gas category the natural gas transmission and storage segment. However, President Biden has signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities, including the transmission and storage. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government.
Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. Although the United States had withdrawn from this agreement, President Biden has signed executive orders recommitting the United States to the Paris Agreement and calling for the federal government to formulate the United States’ emissions reduction goal. However, the impacts of these orders are unclear at this time.
The adoption, strengthening and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Litigation risks are also increasing, as several oil and gas companies have been sued for allegedly causing climate-related damages due to their production and sale of fossil fuel products or for allegedly being aware of the impacts of climate change for some time but failing to adequately disclose such risks to their investors or customers. There is also a risk that financial institutions could be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, recently, the Federal Reserve announced that it has joined the Network for Greening the

Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Finally, most scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
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
The Federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the United States Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. For instance, in January 2021, the Biden administration issued an executive order focused on climate change that, among other things, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in October 2020, BOEM and BSEE published a proposed rule regarding financial assurance requirements for offshore leases, particularly regarding requirements for bonds above base amounts prescribed by regulation. At this time, we cannot determine with any certainty the amount of any additional financial assurance that may be ordered by BOEM and required of us in the future, or that such additional financial assurance amounts can be obtained. The final publication or implementation of this rule, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration has issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The Biden Administration also published an order calling for an increase in the production of offshore wind energy, which may impact the use of federal waters. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
Our business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that we store and transport.
The petroleum products that we store and transport are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of significant capital. In addition, different product specifications for different markets impact the fungibility of products transported and stored in our pipeline systems and terminal facilities and could require the construction of additional storage to segregate products with different specifications. We may be unable to recover these costs through increased revenues.
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
Risks Relating to Our Partnership Structure
Issuance of Limited Partner units or other classes of equity
We may issue an unlimited number of limited partner interests or other classes of equity without the consent of our Unitholders, which will dilute Unitholders’ ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.
Our partnership agreement allows us to issue an unlimited number of additional limited partner interests, including securities senior to the Common Units, without the approval of our Unitholders. The issuance of additional Common Units or other equity securities by us will have the following effects:
•our Unitholders’ current proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each Common Unit or partnership security may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding Common Unit may be diminished; and

•the market price of our Common Units may decline.
Cash Distributions to Unitholders and Governance
Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.
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
Our ability to distribute cash received from ETO to our Unitholders is limited by a number of factors, including:
•interest expense and principal payments on our indebtedness;
•restrictions on distributions contained in any current or future debt agreements;
•our general and administrative expenses;
•expenses of our subsidiaries other than ETO and its subsidiaries, including tax liabilities of our corporate subsidiaries, if any; and
•reserves our general partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.
We cannot guarantee that in the future we will be able to pay distributions or that any distributions we do make will be at or above our current quarterly distribution. The actual amount of cash that is available for distribution to our Unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.
Our general partner’s absolute discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our preferred unitholders.
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
We have preferred units that are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our Unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
Our General Partner
The control of our general partner may be transferred to a third party without Unitholder consent.
The general partner may transfer its general partner interest to a third party without the consent of the Unitholders. Furthermore, the general partner of our general partner may transfer its general partner interest in our general partner to a third party without the consent of the Unitholders. Any new owner of the general partner or the general partner of the general partner would be in a position to replace the officers of the general partner with its own choices and to control the decisions taken by such officers.
Cost reimbursements due to our general partner may be substantial and may reduce our ability to pay the distributions to Unitholders.
Prior to making any distributions to our Unitholders, we will reimburse our general partner for all expenses it has incurred on our behalf. In addition, our general partner and its affiliates may provide us with services for which we will be charged reasonable fees as determined by the general partner. The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the Unitholders. Our general partner has sole discretion to determine the amount of these expenses and fees.
Our general partner has a limited call right that may require Unitholders to sell their units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2020, the directors and executive officers of our general partner owned approximately 14% of our Common Units.
Our Subsidiaries
We are dependent on third parties, including key personnel of ETO under a shared services agreement, to provide the financial, accounting, administrative and legal services necessary to operate our business.
We rely on the services of key personnel of ETO, including the ongoing involvement and continued leadership of Kelcy L. Warren, one of the founders of ETO’s midstream business. Mr. Warren has been integral to the ETO’s success because of his ability to identify and develop strategic business opportunities. Losing the leadership of Mr. Warren could make it difficult for ETO to identify internal growth projects and accretive acquisitions, which could have a material adverse effect on ETO’s ability to increase the cash distributions paid on its partnership interests.
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
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to pay distributions to our Unitholders and to service our debt depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. If we are unable to obtain funds from our subsidiaries, we may not be able to pay distributions to our Unitholders or to pay interest or principal on our debt when due.
The interruption of distributions to us from our operating subsidiaries and equity investees may affect our ability to satisfy our obligations and to make distributions to our partners.
We are a holding company with no business operations other than that of our operating subsidiaries. Our only significant assets are the equity interests we own in our operating subsidiaries and equity investees. As a result, we depend upon the earnings and cash flow of our operating subsidiaries and equity investees and any interruption of distributions to us may affect our ability to meet our obligations, including any obligations under our debt agreements, and to make distributions to our partners.
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
The partnership agreements of ETO, Sunoco LP and USAC allow each partnership to issue an unlimited number of additional limited partner interests. The issuance of additional preferred units, common units or other equity securities by each respective partnership will have the following effects:
•Unitholders’ current proportionate ownership interest in each partnership will decrease;
•the amount of cash available for distribution on each common unit or partnership security may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding common unit may be diminished; and
•the market price of each partnership’s common units may decline.
The payment of distributions on any additional units issued by ETO, Sunoco LP and USAC may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas Sunoco LP serves would reduce their ability to make distributions to its unitholders.
For the year ended December 31, 2020, sales of refined motor fuels accounted for approximately 96% of Sunoco LP’s total revenues and 72% of gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders, including ETO. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels could reduce demand for the conventional petroleum based motor fuels Sunoco LP currently sells. Additionally, a shift toward electric, hydrogen, natural gas or other alternative-power vehicles could fundamentally change customers’ shopping habits or lead to new forms of fueling destinations or new competitive pressures.
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

The industries in which Sunoco LP operates are subject to seasonal trends, which may cause its operating costs to fluctuate, affecting its cash flow.
Sunoco LP relies in part on customer travel and spending patterns and may experience more demand for gasoline in the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which Sunoco LP or its commission agents and dealers operate, increasing the demand for motor fuel that they sell and distribute. Therefore, Sunoco LP’s revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, Sunoco LP’s results from operations may vary widely from period to period, affecting Sunoco LP’s cash flow.
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
Sunoco LP’s fuel storage terminals are subject to operational and business risks, the most significant of which include the following:
•the inability to renew a ground lease for certain of their fuel storage terminals on similar terms or at all;
•the dependence on third parties to supply their fuel storage terminals;
•outages at their fuel storage terminals or interrupted operations due to weather-related or other natural causes;
•the threat that the nation’s terminal infrastructure may be a future target of terrorist organizations;
•the volatility in the prices of the products stored at their fuel storage terminals and the resulting fluctuations in demand for storage services;
•the effects of a sustained recession or other adverse economic conditions;
•the possibility of federal and/or state regulations that may discourage their customers from storing gasoline, diesel fuel, ethanol and jet fuel at their fuel storage terminals or reduce the demand by consumers for petroleum products;
•competition from other fuel storage terminals that are able to supply their customers with comparable storage capacity at lower prices; and
•climate change legislation or regulations that restrict emissions of GHGs could result in increased operating and capital costs and reduced demand for our storage services.
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
Sunoco LP does not own all of the land on which its retail service stations are located, and Sunoco LP leases certain facilities and equipment, and Sunoco LP is subject to the possibility of increased costs to retain necessary land use which could disrupt its operations.
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 38% of the company, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
Sunoco LP is subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINS”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINS it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINS to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline. In addition, the RFS regulations are highly complex and evolving, and the RINS market is subject to significant price volatility as a result. The price of RINS to meet compliance obligations under the RFS could be substantial and adversely impact our financial condition.
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
USAC’s customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using USAC’s compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to USAC’s customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and USAC’s customers may elect to use these alternative technologies instead of the gas lift compression services USAC provides. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for USAC’s compression services, which may have a material adverse effect on its business, results of operations, financial condition and reduce its cash available for distribution.
A significant portion of USAC’s services are provided to customers on a month-to-month basis, and USAC cannot be sure that such customers will continue to utilize its services.
USAC’s contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC’s customers upon notice as provided for in the applicable contract. For the year ended December 31, 2020, approximately 30% of USAC’s compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-

to-month contracts at substantially lower rates, it could have a material adverse effect on USAC’s business, results of operations, financial condition and cash available for distribution.
USAC’s preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of its common units.
USAC’s preferred units rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for its common units or could make it more difficult for USAC to sell its common units in the future.
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
Risks Related to Conflicts of Interest
The fiduciary duties of our general partner’s officers and directors may conflict with those of ETO’s, Sunoco LP’s or USAC’s respective general partners.
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
Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over our interests. These conflicts include, among others, the following:
•our general partner is allowed to take into account the interests of parties other than us, including ETO, and its subsidiaries, including Sunoco LP and USAC, and their respective affiliates and any general partners and limited partnerships acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duties to us.
•our general partner has limited its liability and reduced its fiduciary duties under the terms of our partnership agreement, while also restricting the remedies available for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing our units, Unitholders consent to various actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.
•our general partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution.
•our general partner determines which costs it and its affiliates have incurred are reimbursable by us.
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such payments or additional contractual arrangements are fair and reasonable to us.
•our general partner controls the enforcement of obligations owed to us by it and its affiliates.

•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:
•permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;
•provides that our general partner is entitled to make other decisions in “good faith” if it reasonably believes that the decisions are in our best interests;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by a conflicts committee of the board of directors of our general partner and not involving a vote of Unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us;
•provides that unless our general partner has acted in bad faith, the action taken by our general partner shall not constitute a breach of its fiduciary duty;
•provides that our general partner may resolve any conflicts of interest involving us and our general partner and its affiliates, and any resolution of a conflict of interest by our general partner that is “fair and reasonable” to us will be deemed approved by all partners, including the Unitholders, and will not constitute a breach of the partnership agreement;
•provides that our general partner may, but is not required, in connection with its resolution of a conflict of interest, to seek “special approval” of such resolution by appointing a conflicts committee of the general partner’s board of directors composed of two or more independent directors to consider such conflicts of interest and to recommend action to the board of directors, and any resolution of the conflict of interest by the conflicts committee shall be conclusively deemed “fair and reasonable” to us; and
•provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud, willful misconduct or gross negligence.
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
Although we control Sunoco LP and USAC through our ownership of Sunoco LP’s and USAC’s general partners, Sunoco LP’s and USAC’s general partners owe duties to Sunoco LP and Sunoco LP’s unitholders and USAC and USAC’s unitholders, respectively, which may conflict with our interests.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and Sunoco LP and USAC and their respective limited partners, on the other hand. The directors and officers of Sunoco LP’s and USAC’s general partners have duties to manage Sunoco LP and USAC, respectively, in a manner beneficial to us. At the same time, the general partners have fiduciary duties to manage Sunoco LP and USAC in a manner beneficial to Sunoco LP and USAC and their respective limited partners. The boards of directors of Sunoco LP’s and USAC’s general partner will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.
For example, conflicts of interest with Sunoco LP and USAC may arise in the following situations:
•the allocation of shared overhead expenses to Sunoco LP, USAC and us;

•the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Sunoco LP and USAC, on the other hand;
•the determination of the amount of cash to be distributed to Sunoco LP’s and USAC’s partners and the amount of cash to be reserved for the future conduct of Sunoco LP’s and USAC’s businesses;
•the determination whether to make borrowings under Sunoco LP’s and USAC’s revolving credit facilities to pay distributions to their respective partners;
•the determination of whether a business opportunity (such as a commercial development opportunity or an acquisition) that we may become aware of independently of Sunoco LP and USAC is made available for Sunoco LP and USAC to pursue; and
•any decision we make in the future to engage in business activities independent of Sunoco LP and USAC.
Some of our executive officers and directors face potential conflicts of interest in managing our business.
Certain of our executive officers and directors are also officers and/or directors of ETO. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our Unitholders’ best interests. In addition, these overlapping executive officers and directors allocate their time among us and ETO. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.
Affiliates of our general partner may compete with us.
Except as provided in our partnership agreement, affiliates and related parties of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.
Tax Risks to Unitholders
Our tax treatment depends on our continuing status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation. If the IRS were to treat us, ETO or its subsidiaries, including Sunoco LP and USAC as a corporation for federal income tax purposes or if we, ETO, Sunoco LP or USAC become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of our investments in ETO and its subsidiaries, including Sunoco LP and USAC, depend largely on ETO, Sunoco LP and USAC being treated as partnerships for federal income tax purposes. Despite the fact that we, ETO, Sunoco LP and USAC are each a limited partnership under Delaware law, we would each be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we, ETO, Sunoco LP and USAC satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us, ETO, Sunoco LP or USAC to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we, ETO, Sunoco LP or USAC were treated as a corporation for federal income tax purposes, we would pay federal income tax at the corporate tax rate and we would likely pay additional state income taxes at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. We currently own property or conduct business in many states that impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our Unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing United States federal income tax laws that affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.
Any modification to the United States federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our Common Units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our Common Units.
If the IRS contests the federal income tax positions we take, the market for our Common Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our Common Units and the prices at which they trade. In addition, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our Unitholders and thus will be borne indirectly by our Unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to each Unitholder and former Unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders and former Unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced.
Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Our Unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
Tax gain or loss on disposition of our Common Units could be more or less than expected.
If a Unitholder sells their Common Units, the Unitholder will recognize a gain or loss equal to the difference between the amount realized and that Unitholder’s tax basis in those units. Because distributions in excess of a Unitholder’s allocable share of our net taxable income decrease such Unitholder’s tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the units a Unitholder sells will, in effect, become taxable income to a Unitholder if such units are sold at a price greater than their tax basis in those units, even if the price such Unitholder receives is less than their original costs. In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if a Unitholder sells their Common Units, a Unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a Unitholder’s sale of their Common Units, whether or not representing gain, may be taxed as ordinary income to such Unitholder due to potential recapture items, including depreciation recapture.Thus, a Unitholder may recognize both ordinary income and capital loss from the sale of Common Units if the amount realized on a sale of such units is less than such Unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a Unitholder sells their Common Units, such Unitholder may recognize ordinary income from our allocations of income and gain to such Unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of Common Units.
Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from United States federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our Common Units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker.
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
Because we cannot match transferors and transferees of Common Units and because of other reasons, we have adopted certain methods for allocating depreciation, depletion and amortization that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our Unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of Common Units and could have a negative impact on the value of our Common Units or result in audit adjustments to tax returns of our Unitholders. Moreover, because we have subsidiaries that are organized as C corporations for federal income tax purposes owns units in us, a successful IRS challenge could result in this subsidiary having a greater tax liability than we anticipate and, therefore, reduce the cash available for distribution to our partnership and, in turn, to our Unitholders.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
A Unitholder whose units are the subject of a securities loan (e.g. a loan to a short seller to cover a short sale of units) may be considered as having disposed of those units. If so, such Unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a Unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the Unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller, and the Unitholder and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
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
Unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our units.
In addition to United States federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or our subsidiaries conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, our Unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is generally limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the 2020 taxable year, the CARES Act generally increases the 30% adjusted taxable income limitation to 50%. For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. The interest limitation does not apply to regulated pipeline businesses and, therefore, we believe that our interest expense is fully deductible. If the IRS contests this position or if further guidance is issued contrary to the positions taken, the unitholder’s ability to deduct this interest expense could be limited.
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
As of December 31, 2020, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
In April 2016, PHMSA issued a Notice of Probable Violation, Proposed Compliance Order, and Proposed Civil Penalty related to certain welding practices and procedures followed during construction of ETO’s Permian Express 2 pipeline system in

Texas. PHMSA subsequently issued a Final Order, and the related civil penalty has been paid. Additional penalties could be assessed related to ongoing compliance actions; however, the Partnership does not currently anticipate additional penalties.

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
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. Briefing has concluded and oral arguments were held on January 26, 2021, but no opinion has yet been issued.
Energy Transfer received an Administrative Compliance Order from the New Mexico Environmental Department on August 28, 2020 to settle the outstanding NOVs at its Jal 3 gas plant. The NOVs covered emission events that occurred January 1, 2017 through August 31, 2018. The Compliance Order includes an assessed civil penalty of $4,023,779.80. The proceedings in this case are stayed until May 17, 2021 to allow the parties to discuss possible settlement of this matter. Negotiations with the NMED are ongoing.
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
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the Department in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn. On November 11, 2020, the PADEP issued an Order, which requires additional approvals and work prior to placing the Revolution Pipeline back in service. The Partnership filed an appeal of this Order with the Environmental Hearing Board on December 8, 2020.
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

Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed above were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental governmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $300,000.
For a description of other legal proceedings, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Parent Company
Description of Units
As of February 18, 2021, there were approximately 13,375 holders of record of our common units, which number does not separately account for individual participants in securities positions listings. Common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in the Parent Company’s Third Amended and Restated Agreement of Limited Partnership, as amended to date (the “Partnership Agreement”).
As of December 31, 2020, limited partners own an aggregate 99.9% limited partner interest in us. Our General Partner owns an aggregate 0.1% general partner interest in us. Our common units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE under the ticker symbol “ET.” Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
ET Class A Units
In October 2018, in connection with merger of ETO with a wholly-owned subsidiary of the Partnership in a unit-for-unit exchange (the “Energy Transfer Merger”), the Partnership issued 647,745,099 Class A units (“ET Class A Units”) representing limited partner interests in the Partnership to the General Partner. The number of ET Class A Units issued allows the General Partner and its affiliates to retain a voting interest in the Partnership that is identical to their voting interest in the Partnership prior to the completion of the Energy Transfer Merger. The ET Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, ET’s partnership agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of ET Class A Units additional ET Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance of common units. In connection with the SemGroup Transaction, we issued an additional 14,246,973 ET Class A Units in December 2019. The ET Class A Units are not entitled to distributions and otherwise have no economic attributes.
Cash Distribution Policy
General. The Parent Company will distribute all of its “Available Cash” to its unitholders and its General Partner within 50 days following the end of each fiscal quarter.
Definition of Available Cash. Available Cash is defined in the Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to:
•provide for the proper conduct of its business;
•comply with applicable law and/or debt instrument or other agreement; and
•provide funds for distributions to unitholders and its General Partner in respect of any one or more of the next four quarters.
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
As discussed in Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” the Partnership’s consolidated financial statements for all periods presented have been retrospectively adjusted to reflect the change in the accounting policy related to certain barrels of crude oil.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Total revenues	$38,954	$54,213	$54,087	$40,523	$31,792
Operating income	2,980	7,203	5,403	2,670	1,809
Income from continuing operations	140	4,825	3,685	2,492	420
Loss from discontinued operations	—	—	(265)	(177)	(462)
Net income (loss)	140	4,825	3,420	2,315	(42)
Basic income (loss) from continuing operations per limited partner unit	(0.24)	1.34	1.21	0.81	0.91
Diluted income (loss) from continuing operations per limited partner unit	(0.24)	1.33	1.20	0.79	0.89
Basic loss from discontinued operations per limited partner unit	—	—	(0.01)	(0.01)	(0.01)
Diluted loss from discontinued operations per limited partner unit	—	—	(0.01)	(0.01)	(0.01)
Cash distribution per common unit	0.92	1.22	1.22	1.17	1.14
Balance Sheet Data (at period end):
Assets held for sale	—	—	—	3,313	3,588
Total assets	95,144	98,973	88,413	86,358	79,088
Liabilities associated with assets held for sale	—	—	—	75	48
Long-term debt, less current maturities	51,417	51,028	43,373	43,671	42,608
Total equity	31,388	33,938	31,017	30,092	22,594
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
We control ETO through our ownership of its general partner.
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

Pending Enable Acquisition
On February 17, 2021, the Partnership announced its entry into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable Series A preferred unit will be exchanged for 0.0265 of an ET Series G preferred unit, and ET will make a $10 million cash payment for Enable’s general partner. The transaction is subject to the approval of Enable’s unitholders and other customary regulatory approvals.
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
ETO January 2020 Senior Notes Offering and Redemption
Utilizing proceeds from the January 2020 Senior Notes Offering, ETO redeemed its $400 million aggregate principal amount of 5.75% Senior Notes due September 1, 2020, its $1.05 billion aggregate principal amount of 4.15% Senior Notes due October 1, 2020, its $1.14 billion aggregate principal amount of 7.50% Senior Notes due October 15, 2020, its $250 million aggregate principal amount of 5.50% Senior Notes due February 15, 2020, ET’s $52 million aggregate principal amount of 7.50% Senior Notes due October 15, 2020 and Transwestern’s $175 million aggregate principal amount of 5.36% Senior Notes due December 9, 2020. See “Liquidity and Capital Resources - Recent Financing Transactions” below for more information on the January 2020 Senior Notes Offering.
Lake Charles LNG
On March 30, 2020, Shell announced that it would not proceed with a proposed equity interest in the Lake Charles LNG liquefaction project due to adverse market factors affecting Shell's business following the onset of the COVID-19 pandemic. We intend to continue to develop the project, possibly in conjunction with one or more equity partners, and we plan to evaluate a variety of alternatives to advance the project, including the possibility of reducing the size of the project from three trains (16.45 million tonnes per annum of LNG capacity) to two trains (11.0 million tonnes per annum). The project as currently designed is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets. In light of the existing brownfield infrastructure and the advanced state of the development of the project, we plan to continue to pursue the project on a disciplined, cost effective basis, and ultimately we will determine whether to make a final investment decision to proceed with the project based on market conditions, capital expenditure considerations and our success in securing equity participation by third parties as well as long-term LNG offtake commitments on satisfactory terms.
Sunoco LP November 2020 Senior Notes Offering and Repurchase
On November 9, 2020, Sunoco LP completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029. Sunoco LP used the proceeds to fund the tender offer on its 4.875% $1 billion senior notes due 2023. Approximately 56% of the 2023 senior notes were tendered. On January 15, 2021, Sunoco LP repurchased the remaining outstanding portion of its 2023 senior notes.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors' income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding individual entities’ ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impacts that FERC's policy on the treatment of income taxes may have on the rates ETO can charge for FERC-regulated transportation services are unknown at this time.
Even without application of the FERC’s recent rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, although changes in these components may tend to decrease our cost-of-service rate, other components in the cost-of-service rate calculation may increase and result in a newly calculated cost-of-service rate that is less than, the same as, or greater than the prior cost-of-service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger Pipeline, LLC, Midcontinent Express and Fayetteville Express, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of the Revised Policy Statement, changes to ROE methodology, or other FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of ETO’s cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. By order dated January 19, 2021, the Chief Judge has extended the deadline for the initial decision to March 26, 2021.
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
Interstate Common Carrier Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. Many existing pipelines utilize the FERC liquids index to change transportation rates annually. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. In a December 2020 order, FERC determined that during the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates will be permitted to adjust their indexed ceilings annually by PPI-FG plus 0.78 percent. Requests for rehearing of the December 2020 order were filed on January 19, 2021, and remain pending before FERC. Accordingly, the FERC’s final determination of the index rate coupled with the anticipated and subsequent appeals of the December 2020 order could adversely impact the final determination of the FERC approved index.

FERC has also implemented changes related to its treatment of federal income taxes. The change in treatment impacts two rate components. Those components are the allowance for income taxes and the amount for accumulated deferred income taxes. These changes will primarily impact any cost-of-service related filing and our revenues associated with any cost-based service could be adversely affected by future FERC or judicial rulings. However, we believe that these impacts, if any, will be minimal.
Trends and Outlook
Recent market disruptions involving the COVID-19 pandemic have negatively impacted our earnings and cash flows from operations and may continue to do so. Reduced demand for natural gas, NGLs, refined products and/or crude oil caused by the COVID-19 pandemic and low WTI crude oil prices may result in the continued shut-in of production from U.S. oil and gas wells, which in turn may result in decreased volumes transported on our pipeline systems and decreased overall utilization of our midstream services.
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
While the vast majority of our counterparties are investment grade rated companies, recent market disruptions increased the likelihood that some of our counterparties may be forced to file for bankruptcy protection. However, we believe that the recent increases in commodity prices, along with recent expense-cutting initiatives by many companies, have generally strengthened the credit profile for the majority of our producer counterparties.
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, we reduced 2020 growth capital spending, and we expect to continue to a lower level of growth capital spending going forward. See “Liquidity and Capital Resources” below for additional information on our forecasted capital expenditures. In 2020, we also reduced operating expenses, and we expect that our operating expenses going forward will continue to be lower relative to pre-2020 levels. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our services will continue given the essential nature of the midstream natural gas, NGLs, refined products and crude oil businesses, although we cannot predict any possible changes in such demand with reasonable certainty.
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
In addition to the trends and outlook discussed above with respect to the Partnership’s existing business and finances, we also anticipate that the Partnership will continue to increase its focus on the development of alternative energy projects aimed at continuing to reduce its environmental footprint throughout its operations. In February 2021, the Partnership announced the creation of a new group focused on these efforts. The Partnership also recently announced its first-ever dedicated solar power contract, which will reduce the Partnership’s environmental footprint by integrating alternative energy sources when economically beneficial.

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
As discussed in Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” the Partnership’s consolidated financial statements for all periods presented have been retrospectively adjusted to reflect the change in the accounting policy related to certain barrels of crude oil.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Consolidated Results

	Years Ended December 31,
	2020	2019	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$863	$999	$(136)
Interstate transportation and storage	1,680	1,792	(112)
Midstream	1,670	1,602	68
NGL and refined products transportation and services	2,802	2,666	136
Crude oil transportation and services	2,258	2,898	(640)
Investment in Sunoco LP	739	665	74
Investment in USAC	414	420	(6)
All other	105	98	7
Total Segment Adjusted EBITDA	10,531	11,140	(609)
Depreciation, depletion and amortization	(3,678)	(3,147)	(531)
Interest expense, net of interest capitalized	(2,327)	(2,331)	4
Impairment losses	(2,880)	(74)	(2,806)
Losses on interest rate derivatives	(203)	(241)	38
Non-cash compensation expense	(121)	(113)	(8)
Unrealized losses on commodity risk management activities	(71)	(5)	(66)
Inventory valuation adjustments	(82)	79	(161)
Losses on extinguishments of debt	(75)	(18)	(57)
Adjusted EBITDA related to unconsolidated affiliates	(628)	(626)	(2)
Equity in earnings of unconsolidated affiliates	119	302	(183)
Impairment of investments in unconsolidated affiliates	(129)	—	(129)
Other, net	(79)	54	(133)
Income before income tax expense	377	5,020	(4,643)
Income tax expense	(237)	(195)	(42)
Net income	$140	$4,825	$(4,685)
Adjusted EBITDA (consolidated). For the year ended December 31, 2020 compared to the prior year, Adjusted EBITDA decreased 5.5%, primarily due to the impacts of lower volumes and market prices among several of our core operating segments resulting primarily from COVID-19 related demand reductions. These decreases were partially offset by an increase of $136 million from our NGL and refined products transportation and services segment primarily due to higher throughput volumes, an increase of $68 million from our midstream segment primarily due to the restructuring and assignment of certain gathering and processing contracts, and an increase of $74 million from our investment in Sunoco LP segment primarily due to increased gross profit per gallon sold and a decrease in operating costs. The decrease in Adjusted EBITDA was also offset by a net increase of approximately $569 million from recent acquisitions and assets placed in service.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, decreased primarily due to the following:
•interest expenses recognized by the Partnership (excluding Sunoco LP and USAC) decreased by $8 million due to lower borrowing costs on both recently refinanced and floating rate debt, and higher capitalized interest offsetting a higher consolidated debt balance;
•an increase of $2 million recognized by USAC was primarily due to a full year of interest expense incurred in the current period on its senior notes 2027 issued in March 2019, partially offset by reduced borrowings and lower weighted average interest rates under its credit agreement; and
•an increase of $2 million recognized by Sunoco LP due to a slight increase in average long-term debt.
Impairment Losses. During the year ended December 31, 2020, the Partnership recognized goodwill impairments totaling $2.2 billion and fixed asset impairments totaling $58 million, primarily due to decreases in projected future cash flows as a result of overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million as well as an equipment impairment of $8 million based on changes in market conditions.

During the year ended December 31, 2019, the Partnership recognized goodwill impairments totaling $21 million primarily due to changes in assumptions related to projected future revenues and cash flows. Also during the year ended December 31, 2019, Sunoco LP recognized a $47 million write-down on assets held for sale related to its ethanol plant in Fulton, New York, and USAC recognized a $6 million fixed asset impairment related to certain idle compressor assets.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives decreased by $38 million during the year ended December 31, 2020, compared to the prior year primarily due to a $400 million reduction in notional amount of outstanding forward-starting interest rate derivatives, which was partially offset by lower average interest rates and expenses related to the early termination and settlement of forward-starting interest rate derivatives.
Unrealized Gains (Losses) on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results” below, and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and in Note 14 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco LP primarily driven by changes in fuel prices between periods.
Losses on Extinguishments of Debt. Year ended December 31, 2020 amounts were related to ETO Senior Note redemption in January 2020. In addition, Sunoco LP recognized a $13 million loss on extinguishment of debt related to the repurchase of its outstanding 2023 senior notes in 2020.
Impairment of Investments in Unconsolidated Affiliate. During the year ended December 31, 2020, the Partnership recorded an impairment to its investment in White Cliffs of $129 million due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline that occurred subsequent to the SemGroup acquisition and related purchase price allocation in December 2019.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the year ended December 31, 2020 compared to the same period in the prior year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries in 2020 and the impact of a current state tax benefit (net of federal benefit) of $17 million in the prior year, which was primarily due to a change in estimate related to state income taxes in 2019.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2020	2019	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$162	$148	$14
FEP (1)	(139)	59	(198)
MEP	(6)	15	(21)
White Cliffs	20	4	16
Other	82	76	6
Total equity in earnings of unconsolidated affiliates	$119	$302	$(183)

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$347	$342	$5
FEP	76	75	1
MEP	28	60	(32)
White Cliffs	44	—	44
Other	133	149	(16)
Total Adjusted EBITDA related to unconsolidated affiliates	$628	$626	$2

Distributions received from unconsolidated affiliates:
Citrus	$191	$178	$13
FEP	75	73	2
MEP	26	36	(10)
White Cliffs	29	—	29
Other	85	101	(16)
Total distributions received from unconsolidated affiliates	$406	$388	$18
(1)For the year ended December 31, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP, which reduced the Partnership’s equity in earnings by $208 million.
(2)These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.
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
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2020	2019	Change
Natural gas transported (BBtu/d)	12,649	12,442	207
Revenues	$2,544	$3,099	$(555)
Cost of products sold	1,478	1,909	(431)
Segment margin	1,066	1,190	(124)
Unrealized (gains) losses on commodity risk management activities	(25)	2	(27)
Operating expenses, excluding non-cash compensation expense	(177)	(190)	13
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(29)	1
Adjusted EBITDA related to unconsolidated affiliates	25	25	—
Other	2	1	1
Segment Adjusted EBITDA	$863	$999	$(136)
Volumes. For the year ended December 31, 2020 compared to the prior year, transported volumes increased primarily due to increased utilization of our Texas pipelines, partially offset by a decrease in volumes as a result of the bankruptcy filing of a transportation customer.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2020	2019	Change
Transportation fees	$617	$614	$3
Natural gas sales and other (excluding unrealized gains and losses)	317	505	(188)
Retained fuel revenues (excluding unrealized gains and losses)	48	50	(2)
Storage margin, including fees (excluding unrealized gains and losses)	59	23	36
Unrealized gains (losses) on commodity risk management activities	25	(2)	27
Total segment margin	$1,066	$1,190	$(124)
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $188 million in realized natural gas sales and other due to lower realized gains from pipeline optimization activity; and
•a decrease of $2 million in retained fuel revenues primarily due to lower natural gas prices; offset by
•an increase of $36 million in realized storage margin primarily due to higher realized gains on financial derivatives used to hedge physical storage gas;
•a decrease of $13 million in operating expenses primarily due to a $5 million decrease in outside services, a $4 million decrease in employee costs, a $3 million decrease in maintenance project costs and a $2 million decrease in ad valorem taxes; and
•an increase of $3 million in transportation fees primarily due to volume ramp-ups on Red Bluff Express pipeline and new contracts partially offset by the expansion of certain contracts on Regency Intrastate Gas Systems,
Interstate Transportation and Storage

	Years Ended December 31,
	2020	2019	Change
Natural gas transported (BBtu/d)	10,325	11,346	(1,021)
Natural gas sold (BBtu/d)	16	17	(1)
Revenues	$1,861	$1,963	$(102)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(567)	(569)	2
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(59)	(72)	13
Adjusted EBITDA related to unconsolidated affiliates	451	477	(26)
Other	(6)	(7)	1
Segment Adjusted EBITDA	$1,680	$1,792	$(112)
Volumes. For the year ended December 31, 2020 compared to the prior year, transported volumes decreased primarily due to lower crude production resulting in lower associated gas production and contract expirations on our Tiger Pipeline, as well as multiple weather events and maintenance of third-party facilities impacting our assets along the Gulf Coast.
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $102 million in revenues primarily due to a decrease of $63 million from a contractual rate adjustment on commitments at our Lake Charles LNG facility effective January 2020, a decrease of $30 million due to additional revenue recognized in 2019 associated with a shipper bankruptcy, a decrease of $28 million due to lower utilization and lower rates on our Panhandle and Trunkline systems, a decrease of $12 million in transportation fees as a result of multiple weather events and maintenance on third-party facilities connected to our systems, and a decrease of $8 million resulting from contract expirations on ETC Tiger. These decreases were partially offset by higher reservation revenue on Transwestern and Rover resulting from higher contracted capacity and higher parking revenue resulting from timing of transactions; and

•a decrease of $26 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to lower earnings from our Midcontinent Express Pipeline primarily as a result of lower rates received following the expiration of certain contracts, partially offset by an increase from Citrus primarily due to higher revenues resulting from new contracts, rate increases on existing contracts, the recognition of a contract exit fee and lower operating expenses; partially offset by
•a decrease of $2 million in operating expense primarily due to $22 million in refunds of ad valorem taxes on Transwestern and lower current year assessments, a $13 million decrease in employee costs and a $9 million decrease in maintenance project costs resulting from cost-cutting initiatives, partially offset by $38 million in bad debt expense associated with a shipper bankruptcy and a $5 million increase related to the valuation of inventory on Panhandle; and
•a decrease of $13 million in selling, general and administrative expenses primarily resulting from a $17 million favorable settlement related to excise taxes on Rover and a $5 million decrease in employee costs due to cost-cutting initiatives, partially offset by a $4 million increase in legal and consulting fees related to an ongoing rate case and shipper bankruptcies and a $3 million increase in allocated overhead costs.
Midstream

	Years Ended December 31,
	2020	2019	Change
Gathered volumes (BBtu/d)	12,961	13,468	(507)
NGLs produced (MBbls/d)	611	571	40
Equity NGLs (MBbls/d)	35	31	4
Revenues	$5,026	$6,031	$(1,005)
Cost of products sold	2,598	3,577	(979)
Segment margin	2,428	2,454	(26)
Operating expenses, excluding non-cash compensation expense	(705)	(791)	86
Selling, general and administrative expenses, excluding non-cash compensation expense	(87)	(90)	3
Adjusted EBITDA related to unconsolidated affiliates	31	27	4
Other	3	2	1
Segment Adjusted EBITDA	$1,670	$1,602	$68
Volumes. For the year ended December 31, 2020 compared to the prior year, gathered volumes decreased primarily in the South Texas and Northeast regions, partially offset by the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and volume growth in the Ark-La-Tex and Permian regions. NGL production increased due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and ethane uplift in the Permian, South Texas and North Texas regions.
Segment Margin. The table below presents the components of our midstream segment margin.

	Years Ended December 31,
	2020	2019	Change
Gathering and processing fee-based revenues	$2,187	$2,132	$55
Non-fee-based contracts and processing	241	322	(81)
Total segment margin	$2,428	$2,454	$(26)
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $55 million in fee-based margin due to the impact of the SemGroup acquisition in the Mid-Continent/Panhandle region and recognized $103 million related to the restructuring and assignment of certain gathering and processing contracts in the Ark-La-Tex region, which included the recognition of $75 million of deferred revenue received in prior periods. This increase was partially offset by the impact of volume declines in the South Texas region;
•a decrease of $86 million in operating expenses due to cost-saving initiatives, including a decrease of $39 million in outside services, $25 million in materials, $14 million in employee costs and $8 million in office expenses; and
•a decrease of $3 million in selling, general and administrative expenses due to a decrease in allocated overhead costs resulting from overall corporate cost reductions; partially offset by

•a decrease of $70 million in non-fee-based margin due to unfavorable NGL prices of $75 million and favorable natural gas prices of $5 million; and
•a decrease of $11 million in non-fee-based margin due to decreased throughput volume, primarily in the South Texas region.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2020	2019	Change
NGL transportation volumes (MBbls/d)	1,436	1,289	147
Refined products transportation volumes (MBbls/d)	461	583	(122)
NGL and refined products terminal volumes (MBbls/d)	825	844	(19)
NGL fractionation volumes (MBbls/d)	835	706	129
Revenues	$10,513	$11,641	$(1,128)
Cost of products sold	7,139	8,393	(1,254)
Segment margin	3,374	3,248	126
Unrealized losses on commodity risk management activities	78	81	(3)
Operating expenses, excluding non-cash compensation expense	(650)	(656)	6
Selling, general and administrative expenses, excluding non-cash compensation expense	(82)	(93)	11
Adjusted EBITDA related to unconsolidated affiliates	82	86	(4)
Segment Adjusted EBITDA	$2,802	$2,666	$136
Volumes. For the year ended December 31, 2020 compared to the prior year, NGL transportation volumes increased due to higher throughput volumes on our Mariner East pipeline system. In addition, throughput barrels on our Texas NGL pipeline system increased due to higher receipt of liquids production from both wholly-owned and third-party gas plants primarily in the Permian and North Texas regions, as well as higher export volumes feeding into our Nederland Terminal resulting from the initiation of service on our propane export pipeline in the fourth quarter of 2020.
Refined products transportation volumes decreased for the year ended December 31, 2020 compared to prior year due to the closure of a third-party refinery during the third quarter of 2019, which negatively impacted supply to our refined products transportation system, and less domestic demand for jet fuel and other refined products. These decreases in volumes were partially offset by the initiation of service of our JC Nolan diesel fuel pipeline in the third quarter of 2019.
NGL and refined products terminal volumes decreased for the year ended December 31, 2020 compared to the prior year primarily due to the closure of a third-party refinery during the third quarter of 2019 and less domestic demand for jet fuel and other refined products. These decreases were partially offset by higher volumes from our Mariner East system, an increase in loaded vessels at our Nederland Terminal, and the initiation of service on our JC Nolan diesel fuel pipeline and natural gasoline export project, both of which commences service in the third quarter of 2019.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the year ended December 31, 2020 compared to the prior year primarily due to the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2020	2019	Change
Fractionators and refinery services margin	$726	$664	$62
Transportation margin	1,895	1,716	179
Storage margin	250	223	27
Terminal Services margin	541	630	(89)
Marketing margin	40	96	(56)
Unrealized gains on commodity risk management activities	(78)	(81)	3
Total segment margin	$3,374	$3,248	$126
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $179 million in transportation margin primarily due to a $128 million increase from higher throughput volumes on our Mariner East pipeline system, a $53 million increase from higher throughput volumes received from the Permian region, a $17 million increase due to the initiation of service on our JC Nolan diesel fuel pipeline in the third quarter of 2019, a $14 million increase from higher throughput volumes from the Barnett region, a $12 million increase from higher volumes from the South Texas region and a $3 million increase due to higher throughput on our Mariner West pipeline. These increases were partially offset by a $17 million decrease from lower throughput volumes received from the Eagle Ford region, a $16 million decrease due to less demand for jet fuel and other refined products, and a $13 million decrease resulting from the closure of a third-party refinery during the third quarter of 2019;
•an increase of $62 million in fractionators and refinery services margin primarily due to a $57 million increase resulting from the commissioning of our sixth and seventh fractionators in February 2019 and February 2020, respectively, and higher NGL volumes from the Permian and Barnett regions feeding our Mont Belvieu fractionation facility, and a $9 million increase in rail and truck volumes feeding our refinery services facility. These increases were partially offset by a $7 million decrease due primarily to an expiration of a third-party blending contract during the second quarter of 2020;
•an increase of $27 million in storage margin primarily due to a $16 million increase from throughput fees generated from exported volumes and an $11 million increase from component product storage fees; and
•a decrease of $11 million in selling, general and administrative expenses primarily due to lower allocated overhead costs and lower employee costs resulting from cost-cutting initiatives; partially offset by
•a decrease of $89 million in terminal services margin primarily due to a $90 million decrease resulting from an expiration of a third-party contract at our Nederland Terminal in the second quarter of 2020, a $29 million decrease due to lower third-party and intercompany volumes feeding our Marcus Hook Terminal, a $16 million decrease due to lower expense reimbursements in 2020, and a $14 million decrease due to less domestic demand for jet fuel and other refined products. These decreases were partially offset by a $60 million increase due to higher throughput on our Mariner East system; and
•a decrease of $56 million in marketing margin primarily due to an $87 million decrease due to lower margin from our butane blending business, a $37 million decrease in gasoline blending and optimization due primarily to unfavorable market conditions primarily attributable to the COVID-19 pandemic. These decreases were partially offset by a $47 million increase due to higher optimization gains from the sale of NGL component products at our Mont Belvieu facility and a $21 million increase in NGL export and rack volumes.

Crude Oil Transportation and Services

	Years Ended December 31,
	2020	2019	Change
Crude transportation volumes (MBbls/d)	3,763	4,217	(454)
Crude terminals volumes (MBbls/d)	2,553	2,513	40
Revenue	$11,679	$18,447	$(6,768)
Cost of products sold	8,838	14,832	(5,994)
Segment margin	2,841	3,615	(774)
Unrealized (gains) losses on commodity risk management activities	12	(69)	81
Operating expenses, excluding non-cash compensation expense	(526)	(570)	44
Selling, general and administrative expenses, excluding non-cash compensation expense	(118)	(85)	(33)
Adjusted EBITDA related to unconsolidated affiliates	37	8	29
Other	12	(1)	13
Segment Adjusted EBITDA	$2,258	$2,898	$(640)
Volumes. For the year ended December 31, 2020 compared to the prior year, crude transportation volumes were lower on our Texas pipeline system and our Bakken pipeline, driven by lower production in these regions due to lower crude oil prices as well as lower refinery utilization caused by COVID-19 demand destruction, partially offset by contributions from assets acquired in 2019. Crude terminal volumes were higher due to contributions from assets acquired in 2019, partially offset by lower Permian and Bakken pipeline volumes, reduced refinery utilization, and reduced export demand at our Nederland Terminal.
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $693 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $430 million decrease from our Texas crude pipeline system due to lower utilization and lower average tariff rates realized, a $286 million decrease (excluding a net change of $84 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily due to a significant contraction in spreads in 2020 as compared to 2019 primarily impacting our Permian to Gulf Coast and Bakken to Gulf Coast trading operations, a $224 million decrease due to lower volumes on our Bakken Pipeline due to lower basin production, and a $35 million decrease in throughput at our crude terminals primarily driven by lower Permian and Bakken volumes, reduced refinery utilization from COVID-19 demand destruction, reduced export demand, and hurricanes impacting operations in the third quarter of 2020; partially offset by a $285 million increase related to assets acquired in 2019; and
•an increase of $33 million in selling, general and administrative expenses primarily due to legal expenses, higher insurance expenses, and an increase related to assets acquired in 2019; partially offset by
•a decrease of $44 million in operating expenses primarily due to lower volume-driven pipeline expenses and corporate cost-cutting initiatives, partially offset by increased costs related to assets acquired in 2019; and
•an increase of $29 million in Adjusted EBITDA related to unconsolidated affiliates due to assets acquired in 2019.

Investment in Sunoco LP

	Years Ended December 31,
	2020	2019	Change
Revenues	$10,710	$16,596	$(5,886)
Cost of products sold	9,654	15,380	(5,726)
Segment margin	1,056	1,216	(160)
Unrealized (gains) losses on commodity risk management activities	6	(5)	11
Operating expenses, excluding non-cash compensation expense	(336)	(365)	29
Selling, general and administrative, excluding non-cash compensation expense	(98)	(123)	25
Adjusted EBITDA related to unconsolidated affiliates	10	4	6
Inventory valuation adjustments	82	(79)	161
Other, net	19	17	2
Segment Adjusted EBITDA	$739	$665	$74
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $32 million, primarily due to a 18% increase in gross profit per gallon sold and the receipt of a $13 million make-up payment under Sunoco LP’s fuel supply agreement with 7-Eleven, Inc., partially offset by a 13% decrease in gallons sold; and
•a decrease in operating expenses and selling, general and administrative expenses, excluding non-cash compensation expense of $54 million, primarily attributable to lower employee costs, maintenance, advertising, credit card fees and utilities, which was partially offset by a $12 million charge for current expected credit losses on Sunoco LP’s accounts receivable in connection with the financial impact from COVID-19; and
•an increase of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to Sunoco LP’s investment in the JC Nolan joint venture; partially offset by
•a decrease of $18 million in non-motor fuel sales and lease gross profit primarily due to reduced credit card transactions related to the COVID-19 pandemic and rent concessions in 2020.
Investment in USAC

	Years Ended December 31,
	2020	2019	Change
Revenues	$667	$698	$(31)
Cost of products sold	82	91	(9)
Segment margin	585	607	(22)
Operating expenses, excluding non-cash compensation expense	(124)	(134)	10
Selling, general and administrative, excluding non-cash compensation expense	(51)	(53)	2
Other, net	4	—	4
Segment Adjusted EBITDA	$414	$420	$(6)
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:
•a decrease of $10 million in operating expenses primarily driven by a decrease in average revenue generating horsepower and reduced headcount; partially offset by
•a decrease of $22 million in segment margin primarily driven by a decrease in revenues primarily due to a decrease in average revenue generating horsepower as a result of a decline in demand for compression services primarily driven by a decrease in U.S. crude oil and natural gas activities and a reduction of ancillary maintenance work, offset by a decrease in costs of products sold of $9 million.
All Other

	Years Ended December 31,
	2020	2019	Change
Revenue	$1,838	$1,689	$149
Cost of products sold	1,527	1,504	23
Segment margin	311	185	126
Unrealized (gains) losses on commodity risk management activities	1	(4)	5
Operating expenses, excluding non-cash compensation expense	(133)	(77)	(56)
Selling, general and administrative expenses, excluding non-cash compensation expense	(101)	(66)	(35)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—
Other and eliminations	25	58	(33)
Segment Adjusted EBITDA	$105	$98	$7
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities.
•our Canadian operations, which were acquired in the SemGroup acquisition in December 2019 and include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the year ended December 31, 2020 compared to the prior year, Segment Adjusted EBITDA increased due to the net impacts of the following:
•an increase of $97 million from the acquisition of Energy Transfer Canada; and
•an increase of $26 million primarily due to insurance proceeds received on settled claims related to our MTBE litigation; partially offset by
•a decrease of $22 million due to lower coal royalties and producer demand from our natural resources business;
•a decrease of $35 million due to lower revenue from our compressor equipment business;
•a decrease of $12 million from adverse market conditions due to COVID-19 related demand destruction;
•a decrease of $28 million due to higher merger and acquisition expenses;
•a decrease of $10 million due to intercompany eliminations; and
•a decrease of $6 million due to the elimination of Sunoco LP’s interest in the JC Nolan Joint Venture.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Consolidated Results

	Years Ended December 31,
	2019	2018	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$999	$927	$72
Interstate transportation and storage	1,792	1,680	112
Midstream	1,602	1,627	(25)
NGL and refined products transportation and services	2,666	1,979	687
Crude oil transportation and services	2,898	2,385	513
Investment in Sunoco LP	665	638	27
Investment in USAC	420	289	131
All other	98	40	58
Total	11,140	9,565	1,575
Depreciation, depletion and amortization	(3,147)	(2,859)	(288)
Interest expense, net of interest capitalized	(2,331)	(2,055)	(276)
Impairment losses	(74)	(431)	357
Gains (losses) on interest rate derivatives	(241)	47	(288)
Non-cash compensation expense	(113)	(105)	(8)
Unrealized losses on commodity risk management activities	(5)	(11)	6
Inventory valuation adjustments	79	(85)	164
Losses on extinguishments of debt	(18)	(112)	94
Adjusted EBITDA related to unconsolidated affiliates	(626)	(655)	29
Equity in earnings of unconsolidated affiliates	302	344	(42)
Adjusted EBITDA related to discontinued operations	—	25	(25)
Other, net	54	21	33
Income from continuing operations before income tax expense	5,020	3,689	1,331
Income tax expense from continuing operations	(195)	(4)	(191)
Income from continuing operations	4,825	3,685	1,140
Loss from discontinued operations, net of income taxes	—	(265)	265
Net income	$4,825	$3,420	$1,405
Adjusted EBITDA (consolidated). For the year ended December 31, 2019 compared to the prior year, Adjusted EBITDA increased approximately $1.58 billion, or 16%. The increase was primarily due to the impact of multiple revenue-generating assets being placed in service and recent acquisitions, as well as increased demand for services on existing assets. The impact of new assets and acquisitions was approximately $784 million, of which the largest increases were from increased volumes to our Mariner East pipeline and terminal assets due to the addition of pipeline capacity in the fourth quarter of 2018 (a $274 million impact to the NGL and refined products transportation and services segment), the commissioning of our fifth and sixth fractionators (a $131 million impact to the NGL and refined products transportation and services segment), the ramp up of volumes on our Bayou Bridge system due to placing phase II in service in the second quarter of 2019 (a $60 million impact to our crude oil transportation and services segment), the Rover pipeline (a $78 million impact to the interstate transportation and storage segment), the addition of gas processing capacity to our Arrowhead gas plant (a $31 million impact to our midstream segment), placing our Permian Express 4 pipeline in service in October 2019 (a $26 million impact to our crude oil transportation and services segment) and the acquisition of USAC (a net impact of $131 million among the investment in USAC and all other segments). The remainder of the increase in Adjusted EBITDA was primarily due to stronger demand on existing assets, particularly due to increased throughput on our Bakken Pipeline system as well as increased production in the Permian, which impacted multiple segments. Additional discussion of these and other factors affecting Adjusted EBITDA is included in the analysis of Segment Adjusted EBITDA in the “Segment Operating Results” section below.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased primarily due to additional depreciation and amortization from assets recently placed in service.
Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased primarily due to the following:
•an increase of $198 million recognized by the Partnership (excluding Sunoco LP and USAC, which are discussed below) primarily due to increases in ETO’s long-term debt.
•an increase of $49 million recognized by USAC primarily attributable to higher overall debt balances and higher interest rates on borrowings under the credit agreement. These increases were partially offset by the decrease in borrowings under the credit agreement; and
•an increase of $29 million recognized by Sunoco LP due to an increase in total long-term debt.
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
During the year ended December 31, 2018, the Partnership recognized goodwill impairments of $378 million and asset impairments of $4 million related to our midstream operations and asset impairments of $9 million related to idle leased assets in our crude operations. Sunoco LP recognized a $30 million indefinite-lived intangible asset impairment related to contractual rights. USAC recognized a $9 million fixed asset impairment related to certain idle compressor assets. Additional discussion on these impairments is included in “Critical Accounting Estimates” below.
Gains (Losses) on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the year ended December 31, 2019 resulted from a decrease in forward interest rates and gains in 2018 resulted from an increase in forward interest rates.
Unrealized Gains (Losses) on Commodity Risk Management Activities. The unrealized losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results” below, and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and in Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Income Tax Expense. For the year ended December 31, 2019 compared to the prior year, income tax expense increased due to an increase in income at our corporate subsidiaries and the recognition of a favorable state tax rate change in the prior period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2019	2018	Change
Equity in earnings of unconsolidated affiliates:
Citrus	$148	$141	$7
FEP	59	55	4
MEP	15	31	(16)
White Cliffs	4	—	4
Other	76	117	(41)
Total equity in earnings of unconsolidated affiliates	$302	$344	$(42)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$342	$337	$5
FEP	75	74	1
MEP	60	81	(21)
Other	149	163	(14)
Total Adjusted EBITDA related to unconsolidated affiliates	$626	$655	$(29)

Distributions received from unconsolidated affiliates:
Citrus	$178	$171	$7
FEP	73	68	5
MEP	36	48	(12)
Other	101	110	(9)
Total distributions received from unconsolidated affiliates	$388	$397	$(9)
(1)These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	12,442	10,873	1,569
Revenues	$3,099	$3,737	$(638)
Cost of products sold	1,909	2,665	(756)
Segment margin	1,190	1,072	118
Unrealized losses on commodity risk management activities	2	38	(36)
Operating expenses, excluding non-cash compensation expense	(190)	(189)	(1)
Selling, general and administrative, excluding non-cash compensation expense	(29)	(27)	(2)
Adjusted EBITDA related to unconsolidated affiliates	25	32	(7)
Other	1	1	—
Segment Adjusted EBITDA	$999	$927	$72

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
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:
•an increase of $64 million in transportation fees, excluding the impact of consolidating RIGS beginning April 2018 as discussed below, primarily due to the Red Bluff Express pipeline coming online in May 2018, as well as new contracts;
•a net increase of $11 million primarily due to the consolidation of RIGS beginning April 2018, resulting in increases in transportation fees, retained fuel revenues and operating expenses of $24 million, $2 million and $6 million, respectively, partially offset by a decrease in Adjusted EBITDA related to unconsolidated affiliates of $9 million; and
•an increase of $7 million in realized storage margin primarily due to a realized adjustment to the Bammel storage inventory of $25 million in 2018 and higher storage fees, partially offset by a $20 million decrease due to lower physical withdrawals; partially offset by
•a decrease of $9 million in retained fuel revenues primarily due to lower gas prices; and
•a decrease of $5 million in realized natural gas sales and other due to lower realized gains from pipeline optimization activity.
Interstate Transportation and Storage

	Years Ended December 31,
	2019	2018	Change
Natural gas transported (BBtu/d)	11,346	9,542	1,804
Natural gas sold (BBtu/d)	17	17	—
Revenues	$1,963	$1,682	$281
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(569)	(431)	(138)
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(72)	(63)	(9)
Adjusted EBITDA related to unconsolidated affiliates	477	492	(15)
Other	(7)	—	(7)
Segment Adjusted EBITDA	$1,792	$1,680	$112
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

Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase in margin of $231 million from the Rover pipeline due to higher reservation and usage resulting from additional connections and utilization of additional compression;
•an increase of $40 million in reservation and usage fees due to improved market conditions allowing us to successfully bring new volumes to the system at improved rates, primarily on our Transwestern, Tiger and Panhandle systems; and
•an increase of $6 million from the Sea Robin pipeline due to higher rates resulting from the rate case filed in June 2019, as well as fewer third-party supply interruptions on the Sea Robin system; partially offset by
•an increase of $138 million in operating expense primarily due to an increase in ad valorem taxes of $126 million on the Rover pipeline system resulting from placing the final portions of this asset into service in November 2018, an increase of $24 million in transportation expense on Rover due to an increase in transportation volumes, an increase of $5 million in allocated overhead costs and additional operating expense of $4 million for assets acquired in June 2019, partially offset by lower gas imbalance and system gas activity of $15 million and lower storage capacity leased on the Panhandle system of $8 million;
•an increase of $9 million in selling, general and administrative expenses primarily due to an increase in insurance expense of $8 million, an increase in employee cost of $4 million, and an increase in allocated overhead costs of $3 million, partially offset by lower Ohio excise tax on our Rover system; and
•a decrease of $15 million in adjusted EBITDA related to unconsolidated affiliates primarily resulting from a $20 million decrease due to lower earnings from MEP as a result of lower capacity being re-contracted at lower rates on expiring contracts, partially offset by a $5 million increase from our Citrus joint venture as we brought new volumes to the system in 2019.
Midstream

	Years Ended December 31,
	2019	2018	Change
Gathered volumes (BBtu/d):	13,468	12,126	1,342
NGLs produced (MBbls/d):	571	540	31
Equity NGLs (MBbls/d):	31	29	2
Revenues	$6,031	$7,522	$(1,491)
Cost of products sold	3,577	5,145	(1,568)
Segment margin	2,454	2,377	77
Operating expenses, excluding non-cash compensation expense	(791)	(705)	(86)
Selling, general and administrative, excluding non-cash compensation expense	(90)	(81)	(9)
Adjusted EBITDA related to unconsolidated affiliates	27	33	(6)
Other	2	3	(1)
Segment Adjusted EBITDA	$1,602	$1,627	$(25)
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

	Years Ended December 31,
	2019	2018	Change
Gathering and processing fee-based revenues	$2,132	$1,855	$277
Non-fee-based contracts and processing (excluding unrealized gains and losses)	322	522	(200)
Total segment margin	$2,454	$2,377	$77
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $200 million in non-fee-based margin due to lower NGL prices of $183 million and lower gas prices of $50 million, offset by an increase of $33 million in non-fee-based margin due to increased throughput volume in North Texas and Permian regions;
•an increase of $86 million in operating expenses due to increases of $33 million in outside services, $29 million in maintenance project costs, $17 million in employee costs and $6 million in office expenses and materials; and
•an increase of $9 million in selling, general and administrative expenses primarily due to a decrease of $5 million in capitalized overhead and an increase of $4 million in insurance expense; partially offset by
•an increase of $277 million in fee-based margin due to volume growth in the Northeast, Permian, Ark-La-Tex, North Texas and South Texas regions.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2019	2018	Change
NGL transportation volumes (MBbls/d)	1,289	1,027	262
Refined products transportation volumes (MBbls/d)	583	621	(38)
NGL and refined products terminal volumes (MBbls/d)	844	812	32
NGL fractionation volumes (MBbls/d)	706	527	179
Revenues	$11,641	$11,123	$518
Cost of products sold	8,393	8,462	(69)
Segment margin	3,248	2,661	587
Unrealized gains (losses) on commodity risk management activities	81	(86)	167
Operating expenses, excluding non-cash compensation expense	(656)	(604)	(52)
Selling, general and administrative expenses, excluding non-cash compensation expense	(93)	(74)	(19)
Adjusted EBITDA related to unconsolidated affiliates	86	82	4
Segment Adjusted EBITDA	$2,666	$1,979	$687
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
Refined products transportation volumes decreased for the year ended December 31, 2019 compared to prior year due to the closure of a third-party refinery during the third quarter of 2019, negatively impacting supply to our refined products transportation system. These decreases in volumes are partially offset by the initiation of service on the JC Nolan Pipeline in the third quarter of 2019.
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
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $483 million in transportation margin primarily due to a $265 million increase resulting from the initiation of service on our Mariner East 2 pipeline in the fourth quarter of 2018, a $212 million increase resulting from higher throughput volumes received from the Permian region on our Texas NGL pipelines, a $29 million increase due to higher throughput volumes from the Barnett region, a $9 million increase from the Eagle Ford region, and a $9 million increase due to the initiation of service on the JC Nolan Pipeline. These increases were partially offset by a $21 million decrease resulting from Mariner East 1 pipeline downtime, a $13 million decrease due to the closure of a third-party refinery during the third quarter of 2019, negatively impacting refined product supply to our system, and a $5 million decrease due to the timing of deficiency fees on Mariner West;
•an increase of $153 million in fractionation and refinery services margin primarily due to a $167 million increase resulting from the commissioning of our fifth and sixth fractionators in July 2018 and February 2019, respectively, and higher NGL volumes from the Permian region feeding our Mont Belvieu fractionation facility. This increase was partially offset by a reclassification between our fractionation and storage margins;
•an increase of $136 million in terminal services margin primarily due to a $171 million increase from the initiation of service of our Mariner East 2 pipeline which commenced operations in the fourth quarter of 2018 and a $7 million increase due to increased tank lease revenue from third-party customers. These increases were partially offset by a $16 million decrease in volumes and expense reimbursements from third parties on Mariner East 1, a $16 million decrease due to lower volumes from third-party pipeline, truck and rail deliveries into our Marcus Hook Terminal, a $5 million decrease due to fewer vessels exported out of our Nederland Terminal, and a $4 million decrease due to the closure of a third-party refinery during the third quarter of 2019; and
•an increase of $12 million in storage margin primarily due to a reclassification between our storage and fractionation margins; partially offset by
•a decrease of $30 million in marketing margin primarily due to capacity lease fees incurred by our marketing affiliate on our Mariner East 2 pipeline, offset by increased gains from our butane blending business due to more favorable market conditions and increased volumes, as well as increased optimization gains from the sale of NGL component products at our Mont Belvieu facility;
•an increase of $52 million in operating expenses primarily due to a $26 million increase in employee and ad valorem tax expenses on our terminals, fractionation, and transportation operations, a $14 million increase in utility costs to operate our pipelines and our fifth and sixth fractionators which commenced July 2018 and February 2019, respectively, and an $8 million increase in maintenance project costs due to the timing of multiple projects on our transportation assets; and
•an increase of $19 million in general and administrative expenses primarily due to a $10 million increase in allocated overhead costs, a $5 million increase in insurance expenses, a $4 million increase in legal fees, and a $2 million increase in employee costs.

Crude Oil Transportation and Services

	Years Ended December 31,
	2019	2018	Change
Crude Transportation Volumes (MBbls/d)	4,217	3,713	504
Crude Terminals Volumes (MBbls/d)	2,513	2,555	(42)
Revenue	$18,447	$17,332	$1,115
Cost of products sold	14,832	14,384	448
Segment margin	3,615	2,948	667
Unrealized (gains) losses on commodity risk management activities	(69)	55	(124)
Operating expenses, excluding non-cash compensation expense	(570)	(547)	(23)
Selling, general and administrative expenses, excluding non-cash compensation expense	(85)	(86)	1
Adjusted EBITDA related to unconsolidated affiliates	8	15	(7)
Other	(1)	—	(1)
Segment Adjusted EBITDA	$2,898	$2,385	$513
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:
•an increase of $543 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $282 million increase resulting from higher throughput on our Texas crude pipeline system primarily due to increased production from the Permian region and contributions from capacity expansion projects placed into service, a $219 million increase in throughput on our Bakken pipeline, a favorable change due to inventory valuation adjustment of $75 million, partially offset by a $90 million reduction due to lower pipeline basis spreads net of hedges. We also realized a $66 million increase from higher volumes on our Bayou Bridge Pipeline, a $31 million increase due to the inclusion of assets acquired in 2019, and a $26 million increase primarily from higher throughput, ship loading and tank rental fees at our Nederland Terminal; partially offset by a $54 million decrease from our Oklahoma assets resulting from lower volumes to the system as well as from the timing of a deficiency payment made in the prior year, a $12 million decrease due to the closure of a third-party refinery which was the primary customer utilizing one of our northeast crude terminals. The remainder of the offsetting decrease was primarily attributable to a change in the presentation of certain intrasegment transactions, which were eliminated in the current period presentation but were shown on a gross basis in revenues and operating expenses in the prior period; partially offset by
•an increase of $23 million in operating expenses primarily due to a $30 million increase in throughput-related costs on existing assets, partially offset by a $14 million decrease in management fees as well as the impact of certain intrasegment transactions discussed above; and
•a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to lower margin from jet fuel sales by our joint ventures.

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
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:
•a decrease in operating costs of $76 million, primarily as a result of the conversion of 207 retail sites to commission agent sites during April 2018. These expenses include other operating expense, general and administrative expense and lease expense; and
•an increase of $25 million related to Adjusted EBITDA from discontinued operations related to the divestment of 1,030 company-operated fuel sites to 7-Eleven in January 2018; and
•an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to Sunoco LP’s investment in the JC Nolan joint venture; partially offset by
•a decrease in the gross profit on motor fuel sales of $76 million (excluding the change in inventory fair value adjustments and unrealized gains and losses on commodity risk management activities) primarily due to lower fuel margins, a one-time benefit of approximately $25 million related to a cash settlement with a fuel supplier recorded in 2018 and an $8 million one-time charge related to a reserve for an open contractual dispute recorded in 2019, partially offset by an increase in gallons sold.
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
•a noncontrolling interest in PES. Prior to PES’s reorganization in August 2018, ETO’s 33% interest in PES was reflected as an unconsolidated affiliate; for the period subsequent to the August 2018 reorganization through 2019, ETO held an approximately 7.4% interest in PES and no longer reflected PES as an affiliate;
•our investment in coal handling facilities; and
•our Canadian operations, which were acquired in the SemGroup acquisition in December 2019 and include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the year ended December 31, 2019 compared to the prior year, Segment Adjusted EBITDA increased due to the net impacts of the following:
•an increase of $8 million in gains from park and loan and storage activity;
•an increase of $11 million in optimized gains on residue gas sales;
•an increase of $7 million from settled derivatives;
•an increase of $15 million from a legal settlement;
•an increase of $12 million from payments related to the PES bankruptcy;
•an increase of $6 million from the recognition of deferred revenue related to a bankruptcy;
•an increase of $3 million from power trading activities;
•an increase of $3 million from the Energy Transfer Canada joint venture for the period subsequent to our acquisition of SemGroup on December 5, 2019, net of an increase due to SemGroup related corporate expenses; and
•a decrease of $21 million in merger and acquisition expenses; partially offset by
•a decrease of $36 million due to the contribution of CDM to USAC in April 2018, subsequent to which CDM is reflected in the Investment in USAC segment;
•a decrease of $8 million due to lower gas prices and increased power costs; and
•a decrease of $11 million due to lower revenue from our compressor equipment business.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Parent Company Only
Subsequent to the Energy Transfer Merger in October 2018, substantially all of the Partnership’s cash flows are derived from distributions related to its investment in ETO, whose cash flows are derived from its subsidiaries, including ETO’s investments in Sunoco LP and USAC.
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
The Parent Company expects ETO and its respective subsidiaries and investments in Sunoco LP and USAC to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, the Parent Company may issue debt or equity securities from time to time as it deems prudent to provide liquidity for new capital projects of its subsidiaries or for other partnership purposes.
ETO
ETO’s ability to satisfy its obligations and pay distributions to the Parent Company will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond the control of ETO’s management.
ETO currently expects capital expenditures in 2021 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$5	$10	$35	$40
Interstate transportation and storage (1)	25	50	120	125
Midstream	265	290	110	115
NGL and refined products transportation and services (1)	700	800	90	100
Crude oil transportation and services (1)	280	305	100	110
All other (including eliminations)	75	100	55	60
Total capital expenditures	$1,350	$1,555	$510	$550
(1)Includes capital expenditures related to ETO’s proportionate ownership of the Bakken, Rover, and Bayou Bridge pipeline projects and our proportionate ownership of the Orbit Gulf Coast NGL export project.
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
ETO generally funds maintenance capital expenditures and distributions with cash flows from operating activities. ETO generally expects to funds growth capital expenditures with proceeds of borrowings under our credit facilities, along with cash from operations.
Sunoco LP expects to invest approximately $120 million in growth capital expenditures and approximately $45 million on maintenance capital expenditures in 2021.
USAC currently plans to spend approximately $22 million in maintenance capital expenditures and currently has budgeted between $30 million and $40 million in expansion capital expenditures in 2021.

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
Following is a summary of operating activities by period:
Year Ended December 31, 2020
Cash provided by operating activities in 2020 was $7.36 billion and income from continuing operations was $140 million. The difference between net income and cash provided by operating activities in 2020 primarily consisted of non-cash items totaling $7.00 billion offset by net changes in operating assets and liabilities of $47 million. The non-cash activity in 2020 consisted primarily of depreciation, depletion and amortization of $3.68 billion, impairment losses of $2.88 billion, non-cash compensation expense of $121 million, equity in earnings of unconsolidated affiliates of $119 million, inventory valuation adjustments of $82 million, losses on extinguishment of debt of $75 million, and deferred income taxes of $210 million. The Partnership also received distributions of $220 million from unconsolidated affiliates.
Year Ended December 31, 2019
Cash provided by operating activities in 2019 was $8.06 billion and income from continuing operations was $4.83 billion. The difference between net income and cash provided by operating activities in 2019 primarily consisted of non-cash items totaling $3.37 billion offset by net changes in operating assets and liabilities of $391 million. The non-cash activity in 2019 consisted primarily of depreciation, depletion and amortization of $3.15 billion, impairment losses of $74 million, non-cash compensation expense of $113 million, equity in earnings of unconsolidated affiliates of $302 million, inventory valuation adjustments of $79 million, losses on extinguishment of debt of $18 million, and deferred income taxes of $217 million. The Partnership also received distributions of $290 million from unconsolidated affiliates.
Year Ended December 31, 2018
Cash provided by operating activities in 2018 was $7.51 billion and income from continuing operations was $3.69 billion. The difference between net income and cash provided by operating activities in 2018 primarily consisted of non-cash items totaling $3.30 billion and net changes in operating assets and liabilities of $234 million. The non-cash activity in 2018 consisted primarily of depreciation, depletion and amortization of $2.86 billion, impairment losses of $431 million, non-cash compensation expense of $105 million, equity in earnings of unconsolidated affiliates of $344 million, inventory valuation adjustments of $85 million, losses on extinguishment of debt of $112 million, and deferred income taxes of $7 million. The Partnership also received distributions of $328 million from unconsolidated affiliates.
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

Following is a summary of investing activities by period:
Year Ended December 31, 2020
Cash used in investing activities in 2020 was $4.90 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $5.06 billion. Additional detail related to our capital expenditures is provided in the table below. We received $19 million of cash proceeds from the sale of assets. The Partnership also received distributions of $187 million from unconsolidated affiliates.
Year Ended December 31, 2019
Cash used in investing activities in 2019 was $6.93 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $5.88 billion. Additional detail related to our capital expenditures is provided in the table below. During 2020, we received $93 million of cash proceeds from the sale of a noncontrolling interest in a subsidiary, paid $787 million in net cash for the SemGroup acquisition, and paid $7 million in cash for all other acquisitions. We received $54 million of cash proceeds from the sale of assets. The Partnership also received distributions of $98 million from unconsolidated affiliates.
Year Ended December 31, 2018
Cash used in investing activities in 2018 was $7.08 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $7.30 billion. Additional detail related to our capital expenditures is provided in the table below. We recorded a net increase in cash of $461 million related to the USAC acquisition and paid $429 million in cash from all other acquisitions. We received $87 million of cash proceeds from the sale of assets. The Partnership also received distributions of $69 million from unconsolidated affiliates.

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover, and Bayou Bridge pipeline projects, our proportionate share of the Orbit Gulf Coast NGL export project, and net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2020:
Intrastate transportation and storage	$13	$36	$49
Interstate transportation and storage	52	98	150
Midstream	376	111	487
NGL and refined products transportation and services	2,305	98	2,403
Crude oil transportation and services	209	82	291
Investment in Sunoco LP	89	35	124
Investment in USAC	96	23	119
All other (including eliminations)	99	37	136
Total capital expenditures	$3,239	$520	$3,759

Year Ended December 31, 2019:
Intrastate transportation and storage	$87	$37	$124
Interstate transportation and storage	239	136	375
Midstream	670	157	827
NGL and refined products transportation and services	2,854	122	2,976
Crude oil transportation and services	317	86	403
Investment in Sunoco LP (1)	108	40	148
Investment in USAC	170	30	200
All other (including eliminations)	165	50	215
Total capital expenditures	$4,610	$658	$5,268

Year Ended December 31, 2018:
Intrastate transportation and storage	$311	$33	$344
Interstate transportation and storage	695	117	812
Midstream	1,026	135	1,161
NGL and refined products transportation and services	2,303	78	2,381
Crude oil transportation and services	414	60	474
Investment in Sunoco LP (1)	72	31	103
Investment in USAC	182	23	205
All other (including eliminations)	117	33	150
Total capital expenditures	$5,120	$510	$5,630
(1)Amounts related to Sunoco LP’s capital expenditures include capital expenditures related to discontinued operations.
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

Following is a summary of financing activities by period:
Year Ended December 31, 2020
Cash used in financing activities was $2.39 billion in 2020. In 2020, our subsidiaries received $1.58 billion in proceeds from the issuance of preferred units. In 2020, we had a consolidated increase in our debt level of $307 million, primarily due to the issuance of subsidiary senior notes. During 2020, we paid distributions of $2.80 billion to our partners, we paid distributions of $1.65 billion to noncontrolling interests, and we paid distributions of $49 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $222 million in cash from noncontrolling interests. During 2020, we incurred debt issuance costs of $59 million.
Year Ended December 31, 2019
Cash used in financing activities was $1.25 billion in 2019. Our subsidiaries received $780 million in proceeds from the issuance of preferred units. In 2019, we had a consolidated increase in our debt level of $2.48 billion, primarily due to the issuance of subsidiary notes. During 2019, we paid distributions of $3.05 billion to our partners, we paid distributions of $1.60 billion to noncontrolling interests, and we paid distributions of $53 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $348 million in cash from noncontrolling interests. During 2019, we incurred debt issuance costs of $117 million.
Year Ended December 31, 2018
Cash used in financing activities was $3.08 billion in 2018. Our subsidiaries received $1.40 billion in proceeds from the issuance of common units, including $58 million from the issuance of ETO Common Units and $1.34 billion from the issuance of other subsidiary common units. In 2018, we had a consolidated increase in our debt level of $53 million, primarily due to the issuance of Parent Company and subsidiary senior notes. During 2018, we paid distributions of $1.68 billion to our partners, we paid distributions of $3.12 billion to noncontrolling interests, and we paid distributions of $24 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $649 million in cash from noncontrolling interests. During 2018, we incurred debt issuance costs of $171 million.
Discontinued Operations
Following is a summary of activities related to discontinued operations by period:
Year Ended December 31, 2018
Cash provided by discontinued operations was $2.73 billion for the year ended December 31, 2018, which reflected the net impact of cash used in operating activities of $484 million, cash provided by investing activities of $3.21 billion and changes in cash included in current assets held for sale of $11 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2020	2019
Parent Company Indebtedness:
ET Senior Notes due October 2020	$—	$52
ET Senior Notes due March 2023	5	5
ET Senior Notes due January 2024	23	23
ET Senior Notes due June 2027	44	44
Subsidiary Indebtedness:
ETO Senior Notes	37,783	36,118
Transwestern Senior Notes	400	575
Panhandle Senior Notes	235	235
Bakken Senior Notes	2,500	2,500
Sunoco LP Senior Notes, Term Loan and lease-related obligations	3,139	2,935
USAC Senior Notes	1,475	1,475
HFOTCO Tax-Exempt Notes	225	225
Revolving Credit Facilities:
ETO $2.00 billion Term Loan facility due October 2022	2,000	2,000
ETO $5.00 billion Revolving Credit Facility due December 2023	3,103	4,214
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	—	162
USAC $1.60 billion Revolving Credit Facility due April 2023	474	403
Energy Transfer Canada Revolver due February 2024	57	92
Energy Transfer Canada Revolver Term Loan A due February 2024	261	269
Other long-term debt	3	2
Unamortized premiums, net of discounts and fair value adjustments	(10)	4
Deferred debt issuance costs	(279)	(279)
Total debt	51,438	51,054
Less: current maturities of long-term debt	21	26
Long-term debt, less current maturities	$51,417	$51,028
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data.”
Recent Financing Transactions
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
Sunoco LP November 2020 Senior Notes Offering and Repurchase

On November 9, 2020, Sunoco LP completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029. Sunoco LP used the proceeds to fund the tender offer on its 4.875% $1 billion senior notes due 2023. Approximately 56% of the 2023 senior notes were tendered. On January 15, 2021, Sunoco LP repurchased the remaining outstanding portion of its 2023 senior notes.
Credit Facilities, Term Loan and Commercial Paper
Parent Company
The Parent Company does not currently have any credit facilities.
ETO Credit Facilities
Borrowings under the ETO Credit Facilities (defined as the ETO Term Loan, ETO Five-Year Credit Facility and ETO 364-Day Credit Facility, each of which is described below) are unsecured and initially guaranteed by Sunoco Logistics Operations. Borrowings under the ETO Credit Facilities will bear interest at a eurodollar rate or a base rate, at our option, plus an applicable margin. In addition, we will be required to pay a quarterly commitment fee to each lender equal to the product of the applicable rate and such lender’s applicable percentage of the unused portion of the aggregate commitments under the ETO Credit Facilities.
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
As of December 31, 2020, the ETO Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 1.15%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of December 31, 2020, the ETO Five-Year Credit Facility had $3.10 billion outstanding, of which $1.66 billion was commercial paper. The amount available for future borrowings was $1.79 billion after accounting for outstanding letters of credit in the amount of $109 million. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 1.12%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of December 31, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
As of December 31, 2020, the Sunoco LP Credit Facility had no outstanding borrowings and $8 million in standby letters of credit. The amount available for future borrowings was at December 31, 2020 was $1.5 billion.

USAC Credit Facility
As of December 31, 2020, USAC had $474 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2020, USAC had $1.13 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 3.27%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$275 million at the December 31, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$412 million at the December 31, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$236 million at the December 31, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$196 million at the December 31, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
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
The ETO Credit Facilities (defined as the ETO Term Loan, ETO Five-Year Credit Facility and ETO 364-Day Credit Facility) contain covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:
•incur indebtedness;
•grant liens;
•enter into mergers;
•dispose of assets;
•make certain investments;
•make Distributions (as defined in the ETO Credit Facilities) during certain Defaults (as defined in the ETO Credit Facilities) and during any Event of Default (as defined in the ETO Credit Facilities);
•engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;
•engage in transactions with affiliates; and
•enter into restrictive agreements.
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Credit Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Credit Facility ranges from 0.125% to 0.300%. The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.500% to 2.000% and the applicable margin for base rate loans ranges from 0.500% to 1.000%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.
The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of

5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 4.31 to 1 at December 31, 2020, as calculated in accordance with the credit agreements.
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
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•merge or consolidate;
•sell our assets; or
•make certain acquisitions.
The credit facility is also subject to the following financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1 through the end of the fiscal quarter ending December 31, 2020 and (ii) 5.5 to 1 for the fiscal quarters ending March 31, 2021 and June 30, 2021, (iii) 5.25 to 1 for the fiscal quarters ending September 30, 2021 and December 31, 2021 and (iv) 5.0 to 1 thereafter, subject to a provision for increases to such thresholds, in the case of any fiscal quarter ending September 30, 2021 or thereafter, by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs, provided that, in any event, such ratio shall not exceed 5.5 to 1.
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
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2020.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$51,727	$1,420	$13,023	$7,029	$30,255
Interest on long-term debt(1)	28,980	2,421	4,330	3,448	18,781
Payments on derivatives	451	212	239	—	—
Purchase commitments(2)	3,731	2,599	703	356	73
Transportation, natural gas storage and fractionation contracts	286	62	120	104	—
Operating lease obligations	1,554	99	164	151	1,140
Service concession arrangement(3)	364	15	31	32	286
Other(4)	196	26	50	41	79
Total(5)	$87,289	$6,854	$18,660	$11,161	$50,614
(1)Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2020. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2020. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.
(2)We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2020 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.
(3)Includes minimum guaranteed payments under service concession arrangements with New Jersey Turnpike Authority and New York Thruway Authority.
(4)Expected contributions to fund our pension and postretirement benefit plans were included in “Other” above. Environmental liabilities, AROs, unrecognized tax benefits, contingency accruals and deferred revenue, which were included in “Other non-current liabilities” in our consolidated balance sheets, were excluded from the table above as the amounts do not represent contractual obligations or, in some cases, the amount and/or timing of the cash payments is uncertain.
(5)Excludes non-current deferred tax liabilities of $3.43 billion due to uncertainty of the timing of future cash flows for such liabilities.

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
Distributions declared and paid are as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 8, 2018	February 20, 2018	$0.3050
March 31, 2018	May 7, 2018	May 21, 2018	0.3050
June 30, 2018	August 6, 2018	August 20, 2018	0.3050
September 30, 2018	November 8, 2018	November 19, 2018	0.3050
December 31, 2018	February 8, 2019	February 19, 2019	0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050
September 30, 2019	November 5, 2019	November 19, 2019	0.3050
December 31, 2019	February 7, 2020	February 19, 2020	0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050
June 30, 2020	August 7, 2020	August 19, 2020	0.3050
September 30, 2020	November 6, 2020	November 19, 2020	0.1525
December 31, 2020	February 8, 2021	February 19, 2021	0.1525
Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received ET Series A Convertible Preferred Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per unit. In May 2018, the ET Series A Convertible Preferred Units converted into ET Common Units. See Note 8 to the Partnership’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”
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

The total amounts of distributions declared and paid during the periods presented (all from Available Cash from the Parent Company’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2020	2019	2018
Limited Partners	$2,468	$3,221	$2,215
General Partner interest	3	4	3
Total Parent Company distributions	$2,471	$3,225	$2,218
Cash Distributions Paid by Subsidiaries
Certain of our subsidiaries are required by their respective partnership agreements to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by the board of directors of their respective general partners.
ETO Preferred Unit Distributions
Distributions on the ETO’s Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred units declared and/or paid by ETO were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C		Series D		Series E		Series F (1)		Series G (1)
June 30, 2018	August 1, 2018	August 15, 2018	$31.2500	$33.1250	$0.5634	*	$—		$—		$—		$—
September 30, 2018	November 1, 2018	November 15, 2018	—	—	0.4609		0.5931	*	—		—		—
December 31, 2018	February 1, 2019	February 15, 2019	31.2500	33.1250	0.4609		0.4766		—		—		—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609		0.4766		—		—		—
June 30, 2019	August 1, 2019	August 15, 2019	31.2500	33.1250	0.4609		0.4766		0.5806	*	—		—
September 30, 2019	November 1, 2019	November 15, 2019	—	—	0.4609		0.4766		0.4750		—		—
December 31, 2019	February 3, 2020	February 18, 2020	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609		0.4766		0.4750		21.19	*	22.36	*
June 30, 2020	August 3, 2020	August 17, 2020	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
September 30, 2020	November 2, 2020	November 15, 2020	—	—	0.4609		0.4766		0.4750		33.75		35.625
December 31, 2020	February 1, 2021	February 16, 2021	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
*    Represent prorated initial distributions.
(1)    ETO Series A Preferred Unit, ETO Series B Preferred Unit, ETO Series F Preferred Unit and ETO Series G Preferred Unit distributions are paid on a semi-annual basis.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 6, 2018	February 14, 2018	$0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255
December 31, 2019	February 7, 2020	February 19, 2020	0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
September 30, 2020	November 6, 2020	November 19, 2020	0.8255
December 31, 2020	February 8, 2021	February 19, 2021	0.8255
The total amount of distributions to the Partnership from Sunoco LP for the periods presented below is as follows:

	Years Ended December 31,
	2020	2019	2018
Distributions from Sunoco LP
Limited Partner interests	$94	$94	$94
General Partner interest and IDRs	70	70	70
Series A Preferred	—	—	2
Total distributions from Sunoco LP	$164	$164	$166
USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owned approximately 39.7 million USAC common units and 6.4 million USAC Class B units. Subsequent to the conversion of the USAC Class B Units to USAC common units on July 30, 2019, ETO owns approximately 46.1 million USAC common units. As of December 31, 2020, USAC had approximately 97.0 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.

Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 9, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250
December 31, 2019	January 27, 2020	February 7, 2020	0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250
September 30, 2020	October 26, 2020	November 6, 2020	0.5250
December 31, 2020	January 25, 2021	February 5, 2021	0.5250
The total amount of distributions to the Partnership from USAC for the periods presented below is as follows:

	Years Ended December 31,
	2020	2019	2018
Distributions from USAC
Limited Partner interests	$97	$90	$73
Total distributions from USAC	$97	$90	$73
Critical Accounting Estimates
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2020 represent the actual results in all material respects.
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
The Partnership determines the fair value of its reporting units using a discounted cash flow method, the guideline company method, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium, when appropriate, representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
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
In addition, we may change our method of impairment testing, including changing the weight assigned to different valuation models. Such changes could be driven by various factors, including the level of precision or availability of data for our assumptions. Any changes in the method of testing could also result in an impairment or impact the magnitude of an impairment.
During the years ended December 31, 2020, 2019 and 2018, the Partnership recorded impairments totaling $3.01 billion, $74 million and $431 million, respectively, including $129 million in impairments in unconsolidated affiliates in 2020, and $66 million, $53 million and $52 million of long-lived asset impairments in 2020, 2019 and 2018, respectively. Additional information on the impairments recorded during these periods is available in “Item 8. Financial Statements and Supplementary Data.”
The goodwill impairments recorded by the Partnership during the years ended December 31, 2020, 2019 and 2018 represented all of the goodwill within the respective reporting units.
Management does not believe that any of the Partnership’s goodwill balances, long-lived assets or investments in unconsolidated affiliates is currently at significant risk of a material impairment; however, of the $2.39 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2020, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
Estimated Useful Lives of Long-Lived Assets. Depreciation and amortization of long-lived assets is provided using the straight-line method based on their estimated useful lives. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. The Partnership’s results of operations have not been significantly impacted by changes in the estimated useful lives of our long-lived assets during the periods presented, and we do not anticipate any such significant changes in the future. However, changes in facts and circumstances could cause us to change the estimated useful lives of the assets, which could significantly impact the Partnership’s results of operations. Additional information on our accounting policies and the estimated useful lives associated with our long-lived assets is available in “Item 8. Financial Statements and Supplementary Data.”
Legal and Regulatory Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints. As of December 31, 2020 and 2019, accruals of $77 million and $120 million, respectively, were reflected in our consolidated balance sheets related to these contingent obligations.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $306 million and $320 million in environmental accruals as of December 31, 2020 and 2019, respectively.
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
Deferred Income Taxes. ET recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal excess business interest expense carryforwards totaling $1.047 billion have been included in ET’s consolidated balance sheet as of December 31, 2020. The state NOL carryforward benefits of $220 million ($174 million net of federal benefit) begin to expire in 2021 with a substantial portion expiring between 2033 and 2039. ET’s corporate subsidiaries have federal NOLs of $3.73 billion ($784 million in benefits) of which $1.3 billion will expire between 2031 and 2037. A total of $787 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. We have determined that a valuation allowance totaling $113 million ($89 million net of federal income tax effects) is required for state NOLs as of December 31, 2020 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. A separate valuation allowance of $45 million is attributable to foreign tax credits. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
•energy prices generally;
•impacts of world health events, including the COVID-19 pandemic;
•the prices of natural gas and NGLs compared to the price of alternative and competing fuels;
•the general level of petroleum product demand and the availability and price of NGL supplies;
•the level of domestic oil, natural gas and NGL production;
•the availability of imported oil, natural gas and NGLs;
•actions taken by foreign oil and gas producing nations;
•the political and economic stability of petroleum producing nations;

•the effect of weather conditions on demand for oil, natural gas and NGLs;
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
•the availability and cost of capital and our subsidiaries’ ability to access certain capital sources;
•a deterioration of the credit and capital markets;
•risks associated with the assets and operations of entities in which our subsidiaries own a noncontrolling interests, including risks related to management actions at such entities that our subsidiaries may not be able to control or exert influence;
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

The tables below summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2020 and 2019 for ETO and Sunoco LP, including derivatives related to their respective subsidiaries. Dollar amounts are presented in millions.

	December 31, 2020			December 31, 2019
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,603	$—	$—	1,483	$—	$—
Basis Swaps IFERC/NYMEX(1)	(44,225)	2	5	(35,208)	2	5
Power (Megawatt):
Forwards	1,392,400	4	—	3,213,450	6	8
Futures	18,706	(1)	—	(353,527)	1	2
Options – Puts	519,071	—	—	51,615	1	—
Options – Calls	2,343,293	1	—	(2,704,330)	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(29,173)	—	1	(18,923)	(35)	15
Swing Swaps IFERC	11,208	(2)	—	(9,265)	—	4
Fixed Swaps/Futures	(53,575)	6	31	(3,085)	(1)	1
Forward Physical Contracts	(11,861)	4	5	(13,364)	3	3
NGL (MBbls) – Forwards/Swaps	(5,840)	(100)	39	(1,300)	(18)	18
Crude (MBbls) – Forwards/Swaps	—	—	—	4,465	13	2
Refined Products (MBbls) – Futures	(2,765)	(8)	3	(2,473)	(2)	16
Corn (thousand bushels)	—	—	—	(1,210)	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,113)	(1)	—	(31,780)	1	7
Fixed Swaps/Futures	(30,113)	(6)	8	(31,780)	23	7
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
Interest Rate Risk
As of December 31, 2020, our subsidiaries had $6.72 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $67 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		December 31, 2020	December 31, 2019
July 2020 (2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)The July 2020 interest rate swaps were terminated in January 2020.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains (losses) on interest rate derivatives) of $275 million as of December 31, 2020. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including Marshall S. McCrea, III and Thomas E. Long, Co-Chief Executive Officers of our General Partner (Co-Principal Executive Officers), and Bradford D. Whitehurst (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including Messrs. McCrea, Long and Whitehurst, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
The management of Energy Transfer LP and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 19, 2021 expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
February 19, 2021

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of January 1, 2021, our Board of Directors is comprised of 11 persons, five of whom qualify as “independent” under the NYSE’s corporate governance standards. We have determined that Messrs. Anderson, Brannon, Grimm, Perry and Washburne are all “independent” under the NYSE’s corporate governance standards.
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
Board Leadership Structure. We have no policy requiring either that the positions of the Chairman of the Board and the Chief Executive Officer, or CEO, be separate or that they be occupied by the same individual. The Board of Directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances. Previously, the Board of Directors believed that the CEO was best situated to serve as Chairman because he was the director most familiar with the Partnership’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Beginning in 2021, the Board of Directors has established separate roles for the Executive Chairman and Co-Chief Executive Officers. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and from a variety of industries, while the Executive Chairman and Co-Chief Executive Officers bring extensive experience and expertise specifically related to the Partnership’s business.
Risk Oversight. Our Board of Directors generally administers its risk oversight function through the board as a whole. Our Co-CEOs, who report to the Board of Directors, have day-to-day risk management responsibilities. Our Co-CEOs attend the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. In addition, at each regular meeting of the Board, management provides a report of the Parent Company’s financial and operational performance, which often prompts questions or feedback from the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Parent Company’s internal auditor, who reports directly to the Audit Committee, and reviews the Parent Company’s contingencies with management and our independent auditors.
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

Annual Certification
In 2020, our Chief Executive Officer provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Michael K. Grimm qualified as an audit committee financial expert during 2020. A description of the qualifications of Mr. Grimm may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and approves the filing of our Form 10-K, which includes our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton that firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of ET be included in ET’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The responsibilities of the ET Compensation Committee include, among other duties, the following:
•annually review and approve goals and objectives relevant to compensation of our CEO and CFO, if applicable;

•annually evaluate the CEO and CFO’s performance in light of these goals and objectives, and make recommendations to the Board of Directors with respect to the CEO and CFO’s compensation levels, if applicable, based on this evaluation;
•make determinations with respect to the grant of equity-based awards to executive officers under ET’s equity incentive plans;
•periodically evaluate the terms and administration of ET’s long-term incentive plans to assure that they are structured and administered in a manner consistent with ET’s goals and objectives;
•periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;
•periodically evaluate the compensation of the directors;
•retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO and CFO or executive officer compensation; and
•perform other duties as deemed appropriate by the Board of Directors.
Code of Business Conduct and Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees. Specific provisions are applicable to the co-principal executive officers, principal financial officer, principal accounting officer and controller, or those persons performing similar functions, of our general partner. Amendments to, or waivers from, the Code of Business Conduct and Ethics will be available on our website and reported as may be required under SEC rules. Any technical, administrative or other non-substantive amendments to the Code of Business Conduct and Ethics may not be posted.
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
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 19, 2021. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	65	Executive Chairman of the Board of Directors
Thomas E. Long	64	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Marshall S. (Mackie) McCrea, III	61	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Bradford D. Whitehurst	46	Chief Financial Officer (Principal Financial Officer)
Matthew S. Ramsey	65	Chief Operating Officer and Director
Thomas P. Mason	64	Executive Vice President, General Counsel and President - LNG
A. Troy Sturrock	50	Senior Vice President and Controller (Principal Accounting Officer)
Steven R. Anderson	71	Director
Richard D. Brannon	62	Director
Ray C. Davis	79	Director
Michael K. Grimm	66	Director
John W. McReynolds	70	Director
James R. (Rick) Perry	70	Director
Ray W. Washburne	60	Director

Messrs. Warren, McCrea and Ramsey also serve as directors of the board of ETO’s general partner. Mr. Ramsey serves as chairman of the board of the general partner of Sunoco LP, and Mr. Long serves as a director of the board of the general partners of Sunoco LP and of USAC. Mr. Mason and Mr. Whitehurst serve as directors of the general partner of USAC.
Set forth below is biographical information regarding the foregoing officers and directors of our general partner:
Kelcy L. Warren. Mr. Warren serves as Executive Chairman of our general partner. Mr. Warren served as Chief Executive Officer from August 2007 through December 2020. He was appointed Co-Chairman of the Board of Directors of our general partner, effective upon the closing of our IPO, and in August 2007, he became the sole Chairman of the Board of our general partner and the Chief Executive Officer and Chairman of the Board of the general partner of ETO. Prior to that, Mr. Warren had served as Co-Chief Executive Officer and Co-Chairman of the Board of the general partner of ETO since the combination of the midstream and intrastate transportation storage operations of La Grange Acquisition, L.P. and the retail propane operations of Heritage in January 2004. Mr. Warren also served as the Chief Executive Officer of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Prior to the combination of the operations of ETO and Heritage Propane, Mr. Warren served as President of the general partner of ET Company I, Ltd. the entity that operated ETO’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996. From 1996 to 2000, he also served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 30 years of business experience in the energy industry. Mr. Warren was selected to serve as a director and as Executive Chairman because he previously served as Chief Executive Officer and has more than 30 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States and brings a unique and valuable perspective to the Board of Directors.
Thomas E. Long. Mr. Long has served as the Co-Chief Executive Officer of our general partner since January 2021. Mr. Long served as Chief Financial Officer ET’s general partner from February 2016 until January 2021, and has been a director of our general partner since April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also serves as Chief Financial Officer of ETO and was previously Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, Colorado. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Mr. Long has served as a director of Sunoco LP since May 2016, and as Executive Chairman of the Board of USAC since April 2018. Mr. Long was selected to serve on our Board of Directors because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Marshall S. (Mackie) McCrea, III. Mr. McCrea has served as the Co-Chief Executive Officer of our general partner since January 2021. Prior to that he was the President and Chief Commercial Officer of our general partner, having served in that role since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Prior to that time, he had been the Group Chief Operating Officer and Chief Commercial Officer of the Energy Transfer family since November 2015. Mr. McCrea has served on the Board of Directors of our general partner since December 2009. Mr. McCrea was appointed as a director of the general partner of ETO in December 2009. Prior to that, he served as President and Chief Operating Officer of ETO’s general partner from June 2008 to November 2015 and President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since January 2004. In March 2005, Mr. McCrea was named President of La Grange Acquisition LP, ETO’s primary operating subsidiary, after serving as Senior Vice President-Business Development and Producer Services since 1997. Mr. McCrea also served as the Chairman of the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017. Mr. McCrea was selected to serve as a director because he brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
Bradford D. Whitehurst. Mr. Whitehurst was appointed Chief Financial Officer of Energy Transfer in January 2021. From August 2014 through December 2020 he served as Executive Vice President – Head of Tax. Prior to joining Energy Transfer, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised ET and its subsidiaries in his role as outside counsel since 2006. He has served as a member of the board of directors of USAC since April 2018.

Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ET’s general partner in July 2012 and as a director of ETO’s general partner in November 2015. Mr. Ramsey has been the Chief Operating Officer or our general partner since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., and currently serves as President and Chief Operating Officer of ETO’s general partner since November 2015. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey is also a director of Sunoco LP, having served as chairman of Sunoco LP’s board since April 2015, and of USAC, having served on that board since April 2018. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. Mr. Ramsey was selected to serve based on vast experience in the oil and gas space and ET believes that he provides valuable industry insight as a member of our Board of Directors.
Thomas P. Mason. Mr. Mason became Executive Vice President and General Counsel of the general partner of ET in December 2015, and has served as the Executive Vice President, General Counsel and President - LNG since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. In February 2021, Mr. Mason assumed leadership responsibility over the Partnership’s new Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce ET’s environmental footprint throughout its operations. Mr. Mason also served as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also served on the Board of Directors of the general partner of Sunoco Logistics from October 2012 to April 2017 and has served on the Board of Directors of USAC since April 2018.
John W. McReynolds. Mr. McReynolds became Special Advisor to ET in October 2018 and served in that role until February 2021. Prior to that time, Mr. McReynolds served as our President from March 2005 until October 2018. He has served as a Director since August 2005. He served as our Chief Financial Officer from August 2005 to June 2013, and previously served as a Director of ETO’s general partner from August 2001 through May 2010. Mr. McReynolds has been in the energy industry for his entire career. Prior to joining Energy Transfer, Mr. McReynolds was in private law practice for over 20 years, specializing exclusively in energy-related finance, securities, corporations and partnerships, mergers and acquisitions, syndications, and a wide variety of energy-related litigation. His practice dealt with all forms of fossil fuels, and the transportation and handling thereof, together with the financing and structuring of all forms of business entities related thereto. Mr. McReynolds was selected to serve in the indicated roles with the Energy Transfer partnerships because of this extensive background and experience, as well as his many contacts and relationships in the industry.
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
Steven R. Anderson. Mr. Anderson was elected to the Board of Directors of our general partner in June 2018 and serves on the audit committee and compensation committee. Mr. Anderson began his career in the energy business in the early 1970's with Conoco in the Permian Basin area. He then spent some 25 years with ANR Pipeline and its successor, The Coastal Corporation, as a natural gas supply and midstream executive. He later was Vice President of Commercial Operations with Aquila Midstream and, upon the sale of that business to Energy Transfer in 2002, he became a part of the management team there. For the six years prior to his retirement from Energy Transfer in October 2009, he served as Vice President of Mergers and Acquisitions. Since that time, he has been involved in private investments and has served on the boards of directors of the St. John Health System and Saint Simeon's Episcopal Home in Tulsa, Oklahoma, as well as various other community and civic organizations. Mr. Anderson also served as a member of the board of directors of Sunoco Logistics Partners L.P. from October 2012 until April 2017. Mr. Anderson was selected to serve on our Board of Directors based on his experience in the midstream energy industry generally, and his knowledge of Energy Transfer’s business specifically. Mr. Anderson also brings recent experience on audit and compensation committees of another publicly traded partnership.
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
Ray C. Davis. Mr. Davis was appointed to the Board of Directors of the general partner of Energy Transfer LP in July 2018 and served on the Board of Directors of Energy Transfer Partners, L.L.C. from February 2018 until July 2018. From February 2013 until February 2018, Mr. Davis was an independent investor. He has also been a principal owner, and served as co-chairman of the board of directors, of the Texas Rangers major league baseball club since August 2010. Mr. Davis previously served on the Board of Directors of Energy Transfer LP (formerly Energy Transfer Equity, L.P.), effective upon the closing of its IPO in February 2006 until his resignation in February 2013. Mr. Davis also served as ETO’s Co-Chief Executive Officer from the combination of the midstream and transportation operations and the retail propane operations in January 2004 until his retirement from these positions in August 2007, and as the Co-Chairman of the Board of Directors of our general partner from January 2004 until June 2011. Mr. Davis also held various executive positions with Energy Transfer prior to 2004. From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis was selected to serve as director based on his over 40 years of business experience in the energy industry and his expertise in the Partnership’s asset portfolio.
Michael K. Grimm. Mr. Grimm was appointed to the Board of Directors of our general partner in October 2018, and has served on the audit committee and compensation committee since that time. Prior to that time, Mr. Grimm served as a director of ETO’s general partner beginning in December 2005, and served on the audit and compensation committee during that time. Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and served as its President and Chief Executive Officer from 1995 until 2006 when it was sold. Mr. Grimm is currently President of Rising Star Petroleum, LLC. Mr. Grimm was formerly Chairman of the Board of RSP Permian, Inc. (NYSE: RSPP) from January 2014 until June 2018. From November 2018 until it was sold in 2019, Mr. Grimm served on the Board of Directors of Anadarko Petroleum Corporation. Prior to the formation of Rising Star, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for thirteen years where he held numerous positions throughout the exploration department in Houston, New Orleans and Chicago. Mr. Grimm has been an active member of the American Association of Professional Landmen, Dallas Wildcat Committee, Dallas Producers Club, and the All-American Wildcatters. He has a B.B.A. from the University of Texas at Austin. Mr. Grimm was selected to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.
James R. (Rick) Perry. Mr. Perry was appointed to the Board of Directors of our general partner in January 2020. He formerly served as U.S. Secretary of Energy from March 2017 until December 2019. Prior to that, he served as the Governor of the State of Texas from 2000 until January 2015. Mr. Perry served as Lieutenant Governor of Texas from 1998 to 2000, and as Agriculture Commissioner from 1991 to 1998. Prior to 1991, he also served in the Texas House of Representatives. Mr. Perry previously served on the Board of Directors of Energy Transfer Operating, L.P. (formerly Energy Transfer Partners, L.P.) from February 2015 until December 2016. Mr. Perry was selected to serve as a director because of his vast experience as an executive in the highest office of state government. In addition, Mr. Perry has been involved in finance and budget planning processes throughout his career in government as a member of the Texas House Appropriations Committee, the Legislative Budget Board and as Governor.
Ray W. Washburne. Mr. Washburne was appointed to the Board of Directors of our general partner in April 2019. He is currently President and Chief Executive Officer of Charter Holdings, Inc., a Dallas-based investment company involved in real estate, restaurants and diversified financial investments. In addition, he currently serves on the President’s Intelligence

Advisory Board (PIAB). From August 2017 to February 2019, Mr. Washburne served as the President and Chief Executive Officer of the Overseas Private Investment Corporation (OPIC), the United States government’s development finance institution. From 2000 to 2017, Mr. Washburne served on the board of directors of Veritex Holdings, Inc. (Nasdaq: VBTX), a Texas -based bank holding company that conducts banking activities through its subsidiary, Veritex Community Bank. He has also served as an adjunct professor at the Cox School of Business at Southern Methodist University. Mr. Washburne is also a member of the Republican Governors Association Executive Roundtable, the American Enterprise Institute, the Council on Foreign Relations, and is on the Advisory Board of the United States Southern Command. Mr. Washburne was selected to serve on the Board of Directors because of his expertise in international finance, his relationships in government, and his experience on the board of a publicly traded company.
Compensation of the General Partner
Our general partner does not receive any management fee or other compensation in connection with its management of the Partnership.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2020.

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
Compensation Discussion and Analysis
Named Executive Officers
ET does not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of ET’s management functions. As a result, the executive officers of our General Partner are ET’s executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The persons we refer to in this discussion as our “named executive officers” are the following:
•Kelcy L. Warren, Executive Chairman and Chief Executive Officer during 2020 (Executive Chairman effective January 1, 2021);
•Thomas E. Long, Chief Financial Officer during 2020 (Co-Chief Executive Officer effective January 1, 2021);
•Marshall S. (Mackie) McCrea, III, President and Chief Commercial Officer during 2020 (Co-Chief Executive Officer effective January 1, 2021);
•Matthew S. Ramsey, Chief Operating Officer; and
•Thomas P. Mason, Executive Vice President, General Counsel and President — LNG.
Effective January 1, 2021, Mr. Warren assumed the role of Executive Chairman, and Messrs. Long and McCrea were appointed Co-Chief Executive Officers.
Bradford D. Whitehurst was appointed Chief Financial Officer of our General Partner effective January 8, 2021. Mr. Whitehurst is excluded from the compensation discussion and analysis and compensation tables herein, as he was not a named executive officer during 2020.
Our Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for its executive officers, including the named executive officers, that provides for a slightly below the median market annual base compensation (i.e. approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of its executive officers, including the named executive officers to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit, phantom unit awards or cash restricted unit awards under the Partnership’s equity incentive plan(s) or the equity incentive programs of Sunoco LP, as applicable based on the allocation of executive officers awards, including awards to the named executive officers, which awards are intended to provide a longer term incentive and retention value to its key employees to focus their efforts on increasing the market price of its publicly traded units and to increase the cash distribution the Partnership and/or the other affiliated partnerships pay to their respective unitholders.
The Partnership has historically granted restricted unit and/or phantom unit awards (“RSUs”) that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. In 2020, ET also granted cash restricted units (“CRSUs”) that vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. For 2020, the awards to employees were generally split equally between RSUs and CRSUs. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders.
As discussed below, our compensation committee and/or the compensation committee of the general partner of Sunoco LP, as applicable, all in consultation with our General Partner, are responsible for the compensation policies and compensation level of our executive officers, including the named executive officers of our General Partner. In this discussion, we refer to our compensation committee as the “ET Compensation Committee.”
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
Compensation Philosophy
Our compensation programs are structured to achieve the following:
•reward executives with an industry-competitive total compensation package of base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;
•attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;
•motivate executive officers and key employees to achieve strong financial and operational performance;
•emphasize performance-based, or “at-risk,” compensation; and
•reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2020, the compensation paid to our named executive officers consisted of the following components:
•annual base salary;
•non-equity incentive plan compensation consisting solely of discretionary cash bonuses;
•time-vested restricted/phantom unit awards and cash restricted units under the equity incentive plan(s);
•payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under our equity incentive plan;
•vesting of previously issued time-based restricted unit and/or phantom unit awards issued pursuant to our equity incentive plans or the equity incentive plans(s) of affiliates; and
•401(k) plan employer contributions.

Methodology
The ET Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officers, including the named executive officers. The ET Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the ET Compensation Committee engages a third-party independent compensation consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of officers of the Partnership to provide market information with respect to compensation of those executives during the year ended December 31, 2019. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy.
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
The compensation analysis provided by Longnecker in 2019 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from public disclosures of peer companies, including 10-K and proxy data and published survey data from multiple sources that are relevant to ET’s peer group, industry, financial size and operational breadth. The Longnecker review process also included significant engagement with management to fully understand job scope, responsibilities and roles of each of the executive officers, which discussions allow Longnecker the ability to completely evaluate specific aspects of an executive officer’s position to allow for more accurate comparisons.
Following Longnecker’s 2019 review, the ET Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward. The ET Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives and considered Longnecker’s conclusions and recommendations. While Longnecker found that the Partnership is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments could be considered moving forward to allow the Partnership to continue to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). Longnecker’s suggested adjustments as part of the 2019 were not implemented in 2020 as management and the ET Compensation Committee determined to postpone any changes in light of the impacts of the COVID-19 pandemic on ET and on the global energy market.

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
In 2020, Longnecker also provided advice and recommendations on the total compensation packages for Messrs. McCrea and Long in connection with their joint appointment as Co-Chief Executive Officers, including with respect to certain one-time equity and cash awards, as applicable.
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 30th to 40th percentile of market) and are determined by the ET Compensation Committee after taking into account the recommendations of Mr. Warren.
During the merit review process, the ET Compensation Committee considers the recommendations of Mr. Warren, any relevant compensation study data (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and/or its employing affiliates. During 2020, given the challenging conditions within the industry, including the impacts of the COVID-19 pandemic, the ET Compensation Committee did not approve any increases to base salaries of the named executive officers. Thus, 2020 base salaries for the named executive officers were consistent with the prior year amounts: $1,114,555 for Mr. McCrea; $600,000 for Mr. Long; $696,598 for Mr. Ramsey; and $631,396 for Mr. Mason. Mr. Warren has voluntarily determined that his salary will be $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits).
In connection with their promotions to Co-Chief Executive Officer effective January 1, 2021, the ET Compensation Committee approved increases in the annual base salaries of Messrs. McCrea and Long to $1,300,000.
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
For 2020, the ET Compensation Committee approved short-term annual cash bonus pool targets for Mr. McCrea of 160% of his annual base earnings and for Messrs. Long, Ramsey and Mason of 130% of their annual base earnings. The named executive officer bonus pool targets remained the same for the 2020 Performance Period as they were for the 2019 period. In connection with their promotions to Co-Chief Executive Officer effective January 1, 2021, the ET Compensation Committee established bonus pool targets for Messrs. McCrea and Long of 160% of their annual base earnings.
In respect of a 2020 bonus pool funding, executive management recommended to the Compensation Committee that the bonus be paid at a 0% payout. This recommendation was made in consideration of a number of factors including (i) the challenging conditions within the industry, specifically the impacts of the COVID-19 pandemic on ET and the global energy market; (ii) the impact of market conditions on current capital projects and certain planned future capital growth projects; and (ii) the reduction of quarterly cash distributions payable to ET common unit holders by 50% in 2020. After considering quantitative and qualitative factors, including performance level achieved, the Compensation Committee exercised its negative discretion, to award a 0% payout of the non-equity incentive bonus.
Equity Awards.  ET maintains and operates (i) the Second Amended and Restated Energy Transfer LP 2008 Incentive Plan (the “2008 Incentive Plan”); (ii) the Energy Transfer LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”); the (iii) Energy Transfer LP 2015 Long-Term Incentive Plan (the “2015 Plan”); (iv) the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (the “ET Plan,” together with the 2008 Incentive Plan, the 2011 Incentive Plan and the 2015 Plan, the “ET Incentive Plans”). The ET Incentive Plans authorize the ET Compensation Committee, in its discretion, to grant awards, as applicable, under each respective plan of RSUs upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the ET Incentive Plans. ET has generally used time-vested restricted units and/or phantom units as the vehicle for its annual equity awards to eligible employees, including the named executive officers.
In addition, in 2020, ET adopted the Energy Transfer LP Long-Term Cash Restricted Unit Plan (the “CRU Plan”). The CRU Plan authorizes the ET Compensation Committee, in its discretion, to grant awards, as applicable, of CRSUs, upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the CRU Plan. Like awards from the ET Incentive Plans, awards from the CRU Plan will be used to incentivize and reward eligible employees over a long-term basis, and the CRU Plan is included for purposes of these discussions as an “ET Incentive Plan.”
For 2020, the annual long-term incentive targets set by the ET Compensation Committee for the named executive officers were 900% of annual base salary for Mr. McCrea and 500% of annual base salary for Messrs. Long, Ramsey and Mason. The targets of the named executive officers were the same as the prior year’s targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering ET’s modified total unitholder return “(TUR”) performance as measured against the average return of ET’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, ET utilizes a 60 trading-day trailing weighted average price of ET common units prior to November 13, 2020. This average trading price is then subject to adjustment when ET’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the ET Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If ET’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% from the trailing weighted average price based on ET’s performance as compared to the identified group. For 2019, the peer group included the following:

• Enterprise Products Partners, L.P.	• Kinder Morgan, Inc.
• The Williams Companies, Inc.	• Plains All American Pipeline, L.P.
• Phillips 66 Partners LP	• MPLX LP

For 2020, the Partnership’s TUR underperformed the identified peer group by between 14% and 16% based on the average of the identified three comparison periods: (i) year-to-date 2020, (ii) trailing twelve months, and (iii) full-year 2019. Consequently, the 2020 long-term incentive base price was increased to reduce the total available restricted pool by approximately 15%.
In December 2020, the ET Compensation Committee in consultation with Mr. Warren approved grants of RSUs to Messrs. McCrea, Long, Ramsey and Mason of 746,350 units, 178,550 units, 207,300 units and 234,900 units, respectively. The ET Compensation Committee also approved grants of CRSUs to Messrs. Long, Ramsey and Mason of 178,500, 207,300 and 234,900 units, respectively. As with base salary and annual bonus, Mr. Warren does not accept or receive annual long-term incentive awards.
As more fully described below under “Affiliate and Subsidiary Equity Awards,” for 2020, in discussions between the General Partner, the ET Compensation Committee and the compensation committee of the general partner of Sunoco LP, it was determined that for 2020, Messrs. Long and Ramsey’s awards would be comprised of RSUs and CRSUs under the ET Incentive Plans and RSUs under the Sunoco LP 2018 Long-Term Incentive Plan (the “2018 Sunoco LP Plan”) in consideration of their roles and responsibilities for Sunoco LP and their status, as members of the Boards of Directors of the general partner of Sunoco LP. Messrs. Long and Ramsey’s total 2020 long-term awards were allocated approximately 80% to the ET Incentive Plans and approximately 20% to the 2018 Sunoco LP Plan. The awards of Messrs. McCrea and Mason for 2020 were allocated entirely to the ET Incentive Plans. While Mr. Long likely will not receive future long-term incentive awards under the 2018 Sunoco LP Plan in his role as Co-CEO, it is anticipated that Mr. Ramsey will continue to recognize an aggregation of RSUs and CRSUs under the ET Incentive Plans and the 2018 Sunoco LP Plan, as applicable. For purposes of establishing a pool value for awards to eligible participants, including Messrs. Ramsey and Long, Sunoco LP utilized the same practices in terms of peer group TUR analysis to set a grant date valuation.
The RSUs granted in 2020 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards are generally subject to continued employment through each specified vesting date. The RSU awards entitle the recipients to receive, with respect to each ET unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by ET to its common unitholders.
The CRSUs granted in 2020 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one ET common unit upon vesting. The CRSU do not include rights to DER cash payments.
In approving the grant of such RSUs and CRSUs, including to the named executive officers, the ET Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of ET’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2020 awards would accelerate in the event of the death or disability of the recipient, including the named executive officers, or in the event of a change in control of ET as that term is defined under the ET Incentive Plans.
For 2020, Mr. McCrea did not receive an award of CRSUs; instead, he received a special one-time time vested cash award of $5,000,000 payable as follows:
•$1,800,000.00 on December 31, 2020;
•$1,600,000.00 on July 1, 2020; and
•$1,600,00.00 on December 5, 2022.
This amount is intended to approximate 50% of Mr. McCrea’s targeted annual equity award and replace the award of CRSUs made to other named executive officers.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements for the restricted units and cash restricted units awarded in 2020, as well as other awards outstanding held by Partnership employees, including the named executive officers, also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the ET Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and require a six (6) month delay in the vesting after retirement pursuant to the requirements of Section 409(A) of the Code.
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
Affiliate and Subsidiary Equity Awards. In addition to their roles as officers for ET during 2020, Messrs. Long and Ramsey have certain responsibilities for Sunoco LP, including as members of the Board of Directors of the general partner of Sunoco LP.
The Sunoco LP Compensation Committee in December 2020 approved grants of RSUs to Messrs. Long and Ramsey of 27,800 and 32,300 restricted units, respectively, under the 2018 Sunoco LP Plan. The terms and conditions of the restricted unit to Messrs. Long and Ramsey under the 2018 Sunoco LP Plan, as applicable, were the same and provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the awards would be accelerated in the event of their death, disability, upon a change in control or retirement at ages 65 or 68. The retirement acceleration provisions for these awards under the 2018 Sunoco Plan are the same as the retirement acceleration provisions under ET Incentive Plans with the ability to accelerate at retirement 40% of outstanding unvested awards at age 65 and 50% at age 68.
Special One-Time Awards to Co-Chief Executive Officers. In recognition of their assumption of their new roles as Co-Chief Executive Officers, the ET Compensation Committee approved certain one-time awards to Messrs. McCrea and Long which occurred in 2021 and therefore are not reflected within the executive compensation tables that follow this discussion.
Mr. McCrea received a special one-time award of 241,815 RSUs under the ET Incentive Plans and a special cash payment of $1,625,000 in connection with his appointment as Co-Chief Executive Officer.
Mr. Long received a special one-time award of 483,630 RSUs under the ET Incentive Plans in connection with his appointment as Co-Chief Executive Officer.
The RSU awards to Messrs. McCrea and Long were made at the same grant date valuation and vesting schedules used for the annual equity awards described above under “—Equity Awards” section above. These awards were approved by the ET Compensation Committee on December 30, 2020 to be effective immediately upon Messrs. McCrea and Long assuming their new roles on January 1, 2021 and will be reflected in the 2021 Summary Compensation Tables.
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
The ET Compensation Committee believes that the ownership of ET and/or Sunoco LP common units, as reflected in these Guidelines, is an important means of tying the financial risks and rewards for its executives to ET’s total unitholder return, aligning the interests of such executives with those of Unitholders, and promoting ET’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines; however, certain covered executives, based on their tenure as an executive, were required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McCrea and Mason beginning in December 2015, Mr. Long in December 2018 and Mr. Ramsey in December 2020. As of December 31, 2020, all of the named executive officers were compliant with the Guidelines.
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
Qualified Retirement Plan Benefits. The Energy Transfer LP 401(k) Plan (the “ET 401(k) Plan”) is a defined contribution 401(k) plan, which covers substantially all of our employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. During 2020, in response to challenging conditions within the industry, including impacts of the COVID-19 pandemic, ET suspended its 401(k) matching contribution from July 1, 2020 through December 31, 2020. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by the Partnership become vested based on years of service. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
The Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service. As with the 401(k) matching contributions, ET suspended the profit sharing contribution from July 1, 2020 through December 31, 2020.
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
Risk Assessment Related to our Compensation Structure. We believe that the compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to us. We believe these compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of a portion of our operations. Our subsidiaries generally determine whether, and to what extent, their respective named executive officers receive a cash bonus based on achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. We and our subsidiaries use restricted units and phantom units rather than unit options for equity awards because restricted units and phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that the interests of employees align with those of Unitholders and our subsidiaries’ unitholders for our long-term performance.
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
Accounting for Non-Cash Compensation
For non-cash compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 9 to our consolidated financial statements.
Compensation Committee Interlocks and Insider Participation
Mr. Steven R. Anderson, Mr. Michael K. Grimm and Mr. Ray W. Washburne are the only members of the ET Compensation Committee. During 2020, no member of the ET Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. Mr. Grimm is not a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Kelcy L. Warren (4)	2020	$6,392	$—	$—	$—	$—	$—	$6,392
Executive Chairman and former Chief Executive Officer	2019	6,156	—	—	—	—	—	6,156
	2018	6,138	—	—	—	—	—	6,138
Thomas E. Long	2020	623,077	—	2,781,255	—	—	21,603	3,425,935
Co-Chief Executive Officer and former Chief Financial Officer	2019	570,869	—	3,352,795	900,000	—	21,544	4,845,208
	2018	537,338	1,000,000	4,251,335	800,000	—	21,294	6,609,967
Marshall S. (Mackie) McCrea, III (5)	2020	1,157,423	1,800,000	4,597,516	—	—	18,045	7,572,984
Co-Chief Executive Officer and former President and Chief Commercial Officer	2019	1,094,260	—	8,734,720	1,750,817	—	21,544	11,601,341
	2018	1,059,976	—	7,834,782	1,866,000	—	19,362	10,780,120
Matthew S. Ramsey	2020	723,390	—	3,229,770	—	—	22,097	3,975,257
Chief Operating Officer	2019	683,913	—	3,123,186	889,100	—	19,544	4,715,743
	2018	662,486	—	2,818,415	900,000	—	19,294	4,400,195
Thomas P. Mason	2020	655,680	—	2,609,350	—	—	20,007	3,285,037
Executive Vice President, General Counsel and President – LNG	2019	619,899	—	2,749,440	805,900	—	19,544	4,194,783
	2018	600,477	—	2,466,882	858,700	—	19,294	3,945,353
(1)Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Messrs. Long and Ramsey amounts include equity awards of our subsidiary, Sunoco LP, as reflected in the “Grants of Plan-Based Awards Table.” See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards. Although the CRSU awards may only be settled in cash, they are based upon the value of ET common units and are accounted for as equity awards within these compensation tables.
(2)ET maintains the Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.
(3)The amounts reflected for 2020 in this column include (i) matching contributions to the ET 401(k) Plan made on behalf of the named executive officers of $13,846 for Mr. Long, $10,288 for Mr. McCrea and $14,250 each for Messrs. Ramsey and Mason, and (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long and McCrea, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2020, distribution payments in connection with distribution equivalent rights totaled $913,658 for Mr. Long, $2,284,899 for Mr. McCrea, $916,013 for Mr. Ramsey, and $774,910 for Mr. Mason.
(4)Mr. Warren has voluntarily determined that his salary will be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He also does not accept a cash bonus or any equity or incentive awards under any applicable incentive plans.
(5)The amounts reflected in the bonus column for Mr. McCrea represents the first payment of Mr. McCrea’s time-vested cash award, which award represents 50% of Mr. McCrea’s total equity award target. This amount was paid on December 31, 2020.

Grants of Plan-Based Awards in 2020

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
ET Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/30/2020	178,550	1,099,868
Marshal S. (Mackie) McCrea, III	12/30/2020	746,350	4,597,516
Matthew S. Ramsey	12/30/2020	207,300	1,276,968
Thomas P. Mason	12/30/2020	234,900	1,446,984
ET Cash Restricted Unit Awards:
Thomas E. Long	12/30/2020	178,550	883,527
Matthew S. Ramsey	12/30/2020	207,300	1,025,792
Thomas P. Mason	12/30/2020	234,900	1,162,366
Sunoco LP Unit Awards:
Thomas E. Long	12/30/2020	27,800	797,860
Matthew S. Ramsey	12/30/2020	32,300	927,010
(1)We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements. For ET cash restricted unit awards, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.

Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.
Outstanding Equity Awards at 2020 Fiscal Year-End

Name	Grant Date(1)	Unit Awards (1)
		Number of Units That Have Not Vested(2) (#)	Market or Payout Value of Units That Have Not Vested (3) ($)
ET Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/30/2020	178,550	1,103,439
	12/16/2019	215,000	1,328,700
	12/18/2018	136,475	843,416
	10/19/2018	115,200	711,936
	12/20/2017	48,430	299,297
	12/29/2016	30,236	186,858
Marshal S. (Mackie) McCrea, III	12/30/2020	746,350	4,612,443
	12/16/2019	682,400	4,217,232
	12/18/2018	605,740	3,743,473
	12/20/2017	214,952	1,328,403
	12/29/2016	172,231	1,064,388
Matthew S. Ramsey	12/30/2020	207,300	1,281,114
	12/16/2019	189,600	1,171,728
	12/18/2018	168,260	1,039,847
	12/20/2017	89,564	553,506
	12/29/2016	73,440	453,859
Thomas P. Mason	12/30/2020	234,900	1,451,682
	12/16/2019	214,800	1,327,464
	12/18/2018	190,640	1,178,155
	12/20/2017	54,120	334,462
	12/29/2016	40,645	251,186
ET Cash Restricted Unit Awards:
Thomas E. Long	12/30/2020	178,550	887,058
Matthew S. Ramsey	12/30/2020	207,300	1,029,892
Thomas P. Mason	12/30/2020	234,900	1,167,012
Sunoco LP Unit Awards:
Thomas E. Long	12/30/2020	27,800	800,084
	12/16/2019	19,500	561,210
	12/19/2018	19,325	556,174
	12/21/2017	6,839	196,826
	12/29/2016	8,884	255,682
Matthew S. Ramsey	12/30/2020	32,300	929,594
	12/16/2019	22,600	650,428
	12/19/2018	23,825	685,684
Thomas P. Mason	12/21/2017	7,643	219,966
	12/29/2016	9,320	268,230
(1)Certain of these outstanding awards represent former Energy Transfer Partners, L.P. awards that converted into ET awards upon the merger of Energy Transfer Equity, L.P. (now named Energy Transfer LP) and Energy Transfer Partners, L.P. (now named Energy Transfer Operating, L.P.) in October 2018. Furthermore, some of those converted awards had previously been converted in connection with the merger of Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P. in April 2017.

(2)ET and Sunoco LP unit awards outstanding vest as follows:
•at a rate of 60% in December 2023 and 40% in December 2025 for awards granted in December 2020;
•at a rate of 60% in December 2022 and 40% in December 2024 for awards granted in December 2019;
•at a rate of 60% in December 2021 and 40% in December 2023 for awards granted in October and December 2018;
•100% in December 2022 for the remaining outstanding portion of awards granted in December 2017; and
•100% in December 2021 for the remaining outstanding portion of awards granted in December 2016.
Such awards may be settled at the election of the ET Compensation Committee in (i) common units of ET (subject to the approval of the ET Incentive Plans prior to the first vesting date by a majority of Unitholders pursuant to the rules of the New York Stock Exchange); (ii) cash equal to the Fair Market Value (as such term is defined in the ET Incentive Plans) of the ET common units that would otherwise be delivered pursuant to the terms of each named executive officers grant agreement; or (iii) other securities or property in an amount equal to the Fair Market Value of ET common units that would otherwise be delivered pursuant to the terms of the grant agreement, or a combination thereof as determined by the ET Compensation Committee in its discretion.
ET cash restricted unit awards granted in December 2020 vest 1/3 per year in December 2021, 2022 and 2023.
(3)Market value was computed as the number of unvested awards as of December 31, 2020 multiplied by the closing price of respective common units of ET and Sunoco LP. For ET cash restricted unit awards, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.
Units Vested in 2020

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
ET Unit Awards:
Kelcy L. Warren	N/A	$—
Thomas E. Long	92,610	641,787
Marshall S. (Mackie) McCrea, III	465,098	3,223,129
Matthew S. Ramsey	193,626	1,341,828
Thomas P. Mason	114,858	795,966
Sunoco LP Unit Awards:
Thomas E. Long	15,908	459,900
Matthew S. Ramsey	814	25,584
Thomas P. Mason	18,873	545,618
(1)Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of applicable common units upon the vesting date.
We have not issued option awards.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards (including cash restricted unit awards) granted pursuant the ET Incentive Plans will automatically become vested upon a change of control, which is generally defined as the occurrence of one or more of the following events: (i) any person or group becomes the beneficial owner of 50% or more of the voting power or voting securities of ET or its general partner; (ii) LE GP, LLC or an affiliate of LE GP, LLC ceases to be the general partner of ET; or (iii) the sale or other disposition, including by liquidation or dissolution, of all or substantially all of the assets of ET in one or more transactions to anyone other than an affiliate of ET.
In addition, as explained in Equity Awards section of our Compensation Discussion and Analysis above, the restricted unit awards, phantom unit awards and cash restricted unit awards under the ET Incentive Plans, the Sunoco LP Plan and the 2012 Sunoco LP Plan generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. All awards outstanding to the named executive officers under the ET Incentive Plans, the 2018 Sunoco LP Plan or the 2012 Sunoco LP Plan would be accelerated in the event of a change in control of the Partnership.
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
Mr. Mason previously received a one-time special incentive retention bonus, for which he would be obligated to repay $3,150,000 if his employment terminates (other than as a result of (x) a termination without cause by ET or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability) prior to February 24, 2021.
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
For the 2020 calendar year, the annual total compensation of Mr. Warren, as reported in the Summary Compensation Table of this Item 11 was $6,392.
The median total compensation of the employees supporting the Partnership (other than Mr. Warren) was $110,358 for 2020.
Based on this information, for 2020 the ratio of the annual total compensation of Mr. Warren to the median of the annual total compensation of the 8,149 employees supporting ETO as of December 31, 2020 was approximately 1 to 17 as Mr. Warren has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated employee premium contributions for health and welfare benefits).
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2020, the applicable employee populations consisted of 8,149 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2020 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2020.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”

4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2020 resulting in an annual compensation of $110,358. The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $11,119) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $3,130 per employee, includes $1,972 per employee on average matching contribution and $1,158 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).
5.With respect to Mr. Warren, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table under this Item 11.
Director Compensation
In 2020, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the ET Audit Committee, such director would receive an annual cash retainer ($15,000 or $25,000 in the case of the chairman). If a director served on the ET Compensation Committee, such director would receive an annual cash retainer ($7,500 or $15,000 in the case of the chairman). The fees for membership on the Conflicts Committee are determined on a per instance basis for each committee assignment.
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
The compensation paid to the non-employee directors of our General Partner in 2020 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Steven R. Anderson	$122,500	$99,997	$—	$222,497
Richard D. Brannon	125,000	99,997	—	224,997
Ray C. Davis	100,000	99,997	—	199,997
Michael K. Grimm	130,000	99,997	—	229,997
James R. Perry (3)	75,000	99,997	—	174,997
Ray W. Washburne	107,500	99,997	—	207,497
(1)Fees paid in cash are based on amounts paid during the period.
(2)Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards.
(3)Mr. Perry was appointed as a director of our General Partner on January 1, 2020.
As of December 31, 2020, Mr. Anderson had 17,543 unvested ET restricted units outstanding, Mr. Brannon had 23,767 unvested ET restricted units outstanding, Mr. Davis had 17,543 unvested ET restricted units outstanding, Mr. Grimm had 26,259 unvested ET restricted units outstanding, Mr. Perry had 9,996 unvested ET restricted units outstanding and Mr. Washburne had 9,996 unvested ET restricted units outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders:	29,451,869	—	34,298,844
Total	29,451,869	$—	34,298,844
Energy Transfer LP Units
The following table sets forth certain information as of February 12, 2021, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Percent of Class
Kelcy L. Warren (3)	259,940,845	9.6%
Ray C. Davis (4)	89,974,506	3.3%
Thomas E. Long	395,231	*
Marshall S. (Mackie) McCrea, III	2,430,302	*
Matthew S. Ramsey	428,745	*
Thomas P. Mason	598,760	*
Bradford D. Whitehurst (5)	280,681	*
Richard D. Brannon (6)	396,504	*
Steven R. Anderson (7)	1,544,618	*
Michael K. Grimm (8)	131,573	*
John W. McReynolds (9)	30,225,200	1.1%
James R. Perry	120,020	*
Ray W. Washburne (10)	100,040	*
All Directors and Executive Officers as a group (14 persons)	386,634,279	14.3%
*    Less than 1%
(1)The address for Mr. Davis is 5950 Sherry Lane, Dallas, Texas 75225. The address for all other listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 2,702,436,307 common units outstanding in the aggregate as of February 12, 2021.

(3)Includes 104,276,511 common units held by Kelcy Warren Partners, L.P. and 10,244,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 97,577,803 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 common units held by LE GP, LLC. Mr. Warren may be deemed to own common units held by LE GP, LLC due to his ownership of 81.2% of its member interests. The voting and disposition of these common units is directly controlled by the board of directors of LE GP, LLC. Mr. Warren disclaims beneficial ownership of common units owned by LE GP, LLC other than to the extent of his interest in such entity. Also includes 104,166 common units held by Mr. Warren’s spouse.
(4)Includes 51,701 Common Units held by Avatar Holdings LLC, 1,941,721 common units held by Avatar BW, Ltd., 28,203,003 common units held by Avatar ETC Stock Holdings LLC, 3,557,757 common units held by Avatar Investments LP, 121,117 common units held by Avatar Stock Holdings, LP and 1,112,069 common units held by RCD Stock Holdings, LLC, all of which entities are owned or controlled by Mr. Davis. Also includes 15,987,283 common units held by a remainder trust for Mr. Davis’ spouse and 9,536,054 Common Units held by two trusts for the benefit of Mr. Davis’ grandchildren, for which Mr. Davis serves as trustee. Mr. Davis shares voting and dispositive power with his wife with respect to common units held directly. Also includes 328,383 common units attributable to ET Company Ltd. Mr. Davis is a former executive officer and director of ETO and is currently a director of the general partner of ET, LE GP, LLC.
(5) Includes 186,898 common units held by Mr. Whitehurst in a margin account.
(6)Includes 337,820 common units held by B4 Capital Investments, LP, a limited partnership of which a limited liability company owned by Mr. Brannon and his wife is the sole general partner and of which Mr. Brannon and his wife are the sole limited partners.
(7)Includes 1,544,558 common units held by Steven R. Anderson Revocable Trust, for which Mr. Anderson serves as trustee. As of December 31, 2020, 603,100 common units were pledged as collateral.
(8)Includes 6,660 common units held by two trusts for the benefit of Mr. Grimm’s children, for which Mr. Grimm serves as trustee.
(9)Includes 17,445,608 common units held by McReynolds Energy Partners L.P. and 12,142,593 common units held by McReynolds Equity Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of common units owned by such limited partnerships other than to the extent of his interest in such entities.
(10)Includes 2,090 common units held by Mr. Washburne’s wife.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of December 31, 2020, our interests in ETO consisted of 100% of the general partner interests and 2,458,702,066 ETO common units.
The Parent Company’s principal sources of cash flow are derived from its direct and indirect investments in the limited partner and general partner interests in ETO, Sunoco LP and USAC, all of which are limited partnerships engaged in diversified energy-related services, and cash flows from the operations of Lake Charles LNG.
Mr. McCrea and Mr. Ramsey, current directors of LE GP, LLC, our general partner, are also directors and executive officers of ETO’s general partner. Mr. Long, also currently a director of LE GP, LLC, is also an executive officer of ETO’s general partner. In addition, Mr. Warren, our Executive Chairman, is also the Executive Chairman of ETO’s general partner.
For a discussion of director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2020	2019
Audit fees (1)	$10.7	$11.6
Audit-related fees	—	0.1
Total	$10.7	$11.7

(1)Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2020 and 2019 were pre-approved by the Audit Committee in accordance with this policy.
The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):
•the auditors’ internal quality-control procedures;
•any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;
•the independence of the external auditors;
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	155

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
Energy Transfer Equity, L.P.
2.1
Agreement and Plan of Merger, dated as of September 28, 2015, among Energy Transfer Corp LP, ETE Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, ETE GP, LLC and The Williams Companies, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K/A (File No. 1-32740) filed October 2, 2015)

2.2
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-11727) filed November 21, 2016)

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 to Form 8-K (File No. 1-11727) filed December 21, 2016)

2.4
Contribution Agreement, dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-32740) filed January 16, 2018)

2.5
Purchase Agreement, dated as of January 15, 2018, by and among USA Compression Holdings, LLC, Energy Transfer Equity, L.P., Energy Transfer Partners, L.L.C. and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.2 to Form 8-K (File No. 1-32740) filed January 16, 2018)

2.6
Agreement and Plan of Merger, dated as of August 1, 2018, by and among LE GP, LLC, Energy Transfer Equity, L.P., Streamline Merger Sub, LLC, Energy Transfer Partners, L.L.C. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-32740) filed August 3, 2018)

2.7
Agreement and Plan of Merger, dated as of September 15, 2019, by and among Energy Transfer LP, Nautilus Merger Sub LLC and SemGroup Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-32740) filed September 16, 2019)

2.8
Agreement and Plan of Merger, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC, solely for the purpose of Section 21.(a)(i), LE GP, LLC, and, solely for the purpose of Section 1.1(b)(i), CenterPoint Energy, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-32740) filed February 17, 2021)

3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 to Form S-1 (File No. 333-128097) filed September 2, 2005)
3.1.1	Certificate of Amendment to Certificate of Limited Partnership of Energy Transfer LP (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed October 19, 2018)
3.2
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed February 14, 2006)

3.3
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 to Form 10-K (File No. 1-32740) filed November 29, 2006)

3.4
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 to Form 8-K (File No. 1-32740) filed November 13, 2007)

3.5
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed June 2, 2010)

3.6
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed December 27, 2013)

3.7
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of March 8, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed March 9, 2016)

Exhibit Number	Description
3.8
Amendment No. 6 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No.1-32740, filed October 19, 2018 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1-32740) filed October 19, 2018)

3.9
Amendment No. 7 to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP dated as of August 6, 2019 (incorporated by reference to Exhibit 3.10 to Form 10-Q (File No. 1-32740) filed August 8, 2019)

4.1
Indenture, dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed September 20, 2010)

4.2
Fourth Supplemental Indenture, dated December 2, 2013 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 2, 2013)

4.3
Fifth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.4
Sixth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.5
Seventh Supplemental Indenture, dated May 22, 2015 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 22, 2015)

4.6
Eighth Supplemental Indenture dated October 18, 2017 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed October 18th, 2017)

4.7
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of common units (incorporated by reference to Exhibit 4.10 to Form 10-K (File No. 1-32740) filed February 21, 2020)

4.8
Ninth Supplemental Indenture, dated as of March 25, 2019, between Energy Transfer LP and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 27, 2019)

10.1+
Amended and Restated Energy Transfer LP Long-Term Incentive Plan (formerly Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to Form 10-K (File No. 1-32740) filed February 23, 2018)

10.2*+	First Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan
10.3+	Second Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.4+	Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.5+	Form of Cash Unit Award Agreement under the Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.6+
Second Amended and Restated Energy Transfer LP 2008 Long-Term Incentive Plan (formerly Second Amended and Restated Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan) (incorporated by reference to Exhibit 4.1 to Form S-8 (File No. 333-229456) filed January 31, 2019)

10.7+
Energy Transfer LP 2011 Long-Term Incentive Plan (formerly Regency Energy Partners LP 2011 Long-Term Incentive Plan) (incorporated by reference to Exhibit 4.2 to Form S-8 (File No 333-229456) filed January 31, 2019)

10.8+
Energy Transfer LP 2015 Long-Term Incentive Plan, as amended and restated (formerly Sunoco Partners LLC Long-Term Incentive Plan, as amended and restated) (incorporated by reference to Exhibit 4.3 to Form S-8 (File No. 333-229456) filed January 31, 2019)

10.9+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Form S-1 (File No. 333-128097) filed December 20, 2005)
10.10
Registration Rights Agreement, dated November 27, 2006, by and among Energy Transfer Equity, L.P. and certain investors named therein (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-32740) filed November 30, 2006)

10.11+	LE GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.9 to Form 10-K (File No. 1-32740) filed February 22, 2019)
10.12
Registration Rights Agreement, dated March 2, 2007, by and among Energy Transfer Equity, L.P. and certain investors named therein (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-32740) filed March 5, 2007)

Exhibit Number	Description
10.13
Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Ray C. Davis, Natural Gas Partners VI, L.P. and Enterprise GP Holdings, L.P. (incorporated by reference to Exhibit 10.45 to Form 8-K (File No. 1-32740) filed May 7, 2007)

10.14
Shared Services Agreement dated as of August 26, 2005, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.30 to Form S-1/A (File No. 333-128097) filed December 20, 2005)

10.15
Second Amendment, dated April 30, 2013, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.(incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed May 1, 2013)

10.16
Third Amendment, dated February 19, 2014, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010 and April 30, 2013 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed February 19, 2014)

10.17+
Retention Agreement, by and among Energy Transfer Equity, L.P. and Thomas P. Mason, dated February 24, 2016 (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 1-32740) filed February 29, 2016)

10.18
Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 16, 2018)

10.19
Registration Rights Agreement, dated as of April 2, 2018, by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression Holdings, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed April 3, 2018)

10.20+	Energy Transfer LP Annual Bonus Plan (incorporated by reference to Exhibit 10.23 to Form 10-K (File No. 1-32740) filed February 22, 2019)
10.21
Support Agreement, dated September 15, 2019, between Energy Transfer LP, Nautilus Merger Sub LLC, WP SemGroup Holdco LLC and SemGroup Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed September 15, 2019)

10.22
Term Loan Credit Agreement dated as of October 17, 2019 among Energy Transfer Operating, L.P., Toronto Dominion (Texas) LLC, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed October 18, 2019)

10.23
Guaranty dated as of October 17, 2019 between Sunoco Logistics Partners Operations L.P. and Toronto Dominion (Texas) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed October 18, 2019)

10.24
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed February 17, 2021)

10.25
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and OGE Energy Corp. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed February 17, 2021)

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP related to Energy Transfer LP
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Income for years ended December 31, 2020, 2019 and 2018; (iv) our Consolidated Statement of Equity for the years ended December 31, 2020, 2019 and 2018; and (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	February 19, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Executive Chairman	February 19, 2021
Kelcy L. Warren

/s/ Marshall S. McCrea, III	Co-Chief Executive Officer and Director	February 19, 2021
Marshall S. McCrea, III	(Co-Principal Executive Officer)

/s/ Thomas E. Long	Co-Chief Executive Officer and Director	February 19, 2021
Thomas E. Long	(Co-Principal Executive Officer)

/s/ Bradford D. Whitehurst	Chief Financial Officer	February 19, 2021
Bradford D. Whitehurst	(Principal Financial Officer)

/s/ Matthew S. Ramsey	Chief Operating Officer and Director	February 19, 2021
Matthew S. Ramsey

/s/ A. Troy Sturrock	Senior Vice President and Controller	February 19, 2021
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Steven R. Anderson	Director	February 19, 2021
Steven R. Anderson

/s/ Richard D. Brannon	Director	February 19, 2021
Richard D. Brannon

/s/ Ray C. Davis	Director	February 19, 2021
Ray C. Davis

/s/ Michael K. Grimm	Director	February 19, 2021
Michael K. Grimm

/s/ John W. McReynolds	Director	February 19, 2021
John W. McReynolds

/s/ James R. Perry	Director	February 19, 2021
James R. Perry

/s/ Ray W. Washburne	Director	February 19, 2021
Ray W. Washburne

INDEX TO FINANCIAL STATEMENTS
Energy Transfer LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment
As described in Note 2 to the consolidated financial statements, the Partnership recognized $2.8 billion of goodwill impairment during 2020 and the remaining consolidated goodwill balance was $2.4 billion at December 31, 2020. Annually, or whenever events or changes in circumstances indicate potential asset impairment has occurred, the Partnership evaluates the recoverability of the carrying value of goodwill. The COVID-19 pandemic and the corresponding decrease in demand for crude oil, natural gas liquids and natural gas negatively impacted the Partnership’s current and projected operating results, cash flow and market capitalization. Therefore, the Partnership determined that a triggering event had occurred and completed an interim goodwill impairment assessment of its reporting units during the first and third quarters of 2020 along with the Partnership’s annual impairment assessment during the fourth quarter of 2020. The results of the quantitative impairment tests indicated that certain reporting units had a carrying value that exceeded their fair values. As a result, the Partnership recorded $2.8 billion of impairment charges to goodwill for these reporting units during the year ended December 31, 2020. In addition, as of December 31, 2020, there was $368 million of goodwill that was recorded within a reporting unit for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test. We identified the Partnership’s determination of the fair value of the reporting units where carrying value exceeded their fair values and the 1 reporting unit where the estimated fair value exceeded the carrying value by less than 20% as a critical audit matter.

The determination of the fair value of the reporting units was a critical audit matter due to the significant judgment required by management when determining the fair value of a reporting unit. In particular, the fair value estimates were sensitive to significant assumptions such as management’s cash flow projections, discount rates, and the inherent uncertainty around the timing of increases or decreases in future projected results utilized to estimate the fair value of reporting units.

Our audit procedures related to the estimation of the fair value of the reporting units included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the discount rates used, and valuation methodologies applied. In addition to testing the effectiveness of controls, we also performed the following:

a.Evaluated the reasonableness of management’s forecasted financial results by:
i.Assessing the reasonableness of management’s forecast of future projected results and the underlying timing of recovery in comparison to relevant industry data and other supporting evidence obtained,
ii.Testing forecasted revenues and gross margins by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases or decreases in forecasted revenues and gross margins, as applicable, and
iii.Testing significant operating expenses and cash expenditures by comparing to historical trends and evaluating significant deviations from recent actual amounts.
b.Utilized an internal valuation specialist to evaluate:
i.The methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly, and
ii.The appropriateness of the discount rates by recalculating the weighted average costs of capital or developing independent ranges of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.

Environmental Remediation
As discussed in Note 10 to the consolidated financial statements, the Partnership’s operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures for remediation at current and former facilities. At December 31, 2020, the Partnership’s consolidated environmental obligations totaled $306 million. We identified the identification, assessment and estimation of the environmental exposure associated with certain sites of ETC Sunoco Holdings LLC as a critical audit matter.

The determination that the identification, assessment and estimation of the environmental exposure was a critical audit matter was due to high estimation uncertainty primarily driven by the complexity of the actuarial methods utilized, the discount rate applied and the potential for changes in the timing and extent of remediation. This required an increased extent of effort when performing audit procedures, related to identification, assessment and estimation of the environmental exposure, including the need to involve an actuarial specialist.

Our audit procedures related to the identification, assessment and estimation of the Partnership’s environmental exposure included the following procedures, among others. We tested the effectiveness of controls relating to the identification and review of the historical claims, payments and reserve data provided to the third-party actuarial specialist and the reconciliation of that data used in the actuary report, and the review of the discount rate and actuarial methods applied. In addition to testing the effectiveness of controls, we performed the following procedures:

a.Utilized an auditor-engaged actuarial specialist to evaluate:
i.The methodologies used and whether they were acceptable for the underlying operations, and
ii.The qualifications of the actuarial specialist engaged by the Partnership based on their credentials and experience.
b.Evaluated the discount rate used by comparing it to the historical rate of return related to the investment portfolio used to fund the underlying liabilities, and
c.Evaluated the life-to-date payments, reserves, and payment patterns by agreeing the historical claims and payment amounts to underlying claims or general ledger.

/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.
Dallas, Texas
February 19, 2021

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$367	$291
Accounts receivable, net	3,875	5,038
Accounts receivable from related companies	79	159
Inventories	1,739	1,532
Income taxes receivable	35	146
Derivative assets	9	23
Other current assets	213	275
Total current assets	6,317	7,464

Property, plant and equipment	94,115	89,790
Accumulated depreciation and depletion	(19,008)	(15,597)
	75,107	74,193

Investments in unconsolidated affiliates	3,060	3,460
Lease right-of-use assets, net	866	964
Other non-current assets, net	1,657	1,571
Intangible assets, net	5,746	6,154
Goodwill	2,391	5,167
Total assets	$95,144	$98,973

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,809	$4,118
Accounts payable to related companies	27	31
Derivative liabilities	238	147
Operating lease current liabilities	53	60
Accrued and other current liabilities	2,775	3,342
Current maturities of long-term debt	21	26
Total current liabilities	5,923	7,724

Long-term debt, less current maturities	51,417	51,028
Non-current derivative liabilities	237	273
Non-current operating lease liabilities	837	901
Deferred income taxes	3,428	3,208
Other non-current liabilities	1,152	1,162

Commitments and contingencies
Redeemable noncontrolling interests	762	739

Equity:
Limited Partners:
Common Unitholders (2,702,372,154 and 2,689,580,631 units authorized, issued and outstanding as of December 31, 2020 and 2019, respectively)	18,531	21,935
General Partner	(8)	(4)
Accumulated other comprehensive income (loss)	6	(11)
Total partners’ capital	18,529	21,920
Noncontrolling interests	12,859	12,018
Total equity	31,388	33,938
Total liabilities and equity	$95,144	$98,973

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2020	2019	2018
REVENUES:
Refined product sales	$10,514	$16,752	$17,458
Crude sales	9,442	15,917	14,425
NGL sales	6,797	8,290	9,986
Gathering, transportation and other fees	8,982	9,086	6,797
Natural gas sales	2,633	3,295	4,452
Other	586	873	969
Total revenues	38,954	54,213	54,087
COSTS AND EXPENSES:
Cost of products sold	25,487	39,801	41,603
Operating expenses	3,218	3,294	3,089
Depreciation, depletion and amortization	3,678	3,147	2,859
Selling, general and administrative	711	694	702
Impairment losses	2,880	74	431
Total costs and expenses	35,974	47,010	48,684
OPERATING INCOME	2,980	7,203	5,403
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(2,327)	(2,331)	(2,055)
Equity in earnings of unconsolidated affiliates	119	302	344
Impairment of investments in unconsolidated affiliates	(129)	—	—
Losses on extinguishments of debt	(75)	(18)	(112)
Gains (losses) on interest rate derivatives	(203)	(241)	47
Other, net	12	105	62
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	377	5,020	3,689
Income tax expense from continuing operations	237	195	4
INCOME FROM CONTINUING OPERATIONS	140	4,825	3,685
Loss from discontinued operations, net of income taxes	—	—	(265)
NET INCOME	140	4,825	3,420
Less: Net income attributable to noncontrolling interests	739	1,256	1,632
Less: Net income attributable to redeemable noncontrolling interests	49	51	39
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	(648)	3,518	1,749
ET Series A Convertible Preferred Unitholders’ interest in net income	—	—	33
General Partner’s interest in net income (loss)	(1)	4	3
Limited Partners’ interest in net income (loss)	$(647)	$3,514	$1,713
INCOME (LOSS) FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$(0.24)	$1.34	$1.21
Diluted	$(0.24)	$1.33	$1.20
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$(0.24)	$1.34	$1.20
Diluted	$(0.24)	$1.33	$1.19
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$140	$4,825	$3,420
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	5	11	(4)
Actuarial gain (loss) relating to pension and other postretirement benefits	18	24	(43)
Foreign currency translation adjustment	5	6	—
Change in other comprehensive income from unconsolidated affiliates	(13)	(10)	4
	15	31	(43)
Comprehensive income	155	4,856	3,377
Less: Comprehensive income attributable to noncontrolling interests	739	1,256	1,632
Less: Comprehensive income attributable to redeemable noncontrolling interests	49	51	39
Comprehensive income (loss) attributable to partners	$(633)	$3,549	$1,706

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Series A Convertible Preferred Units	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2017	$450	$(1,531)	$(3)	$—	$31,176	$30,092
Distributions to partners	—	(1,681)	(3)	—	—	(1,684)
Distributions to noncontrolling interests	—	—	—	—	(3,117)	(3,117)
Distributions reinvested	115	(115)	—	—		—
Subsidiary units repurchased	(7)	(119)	—	—	102	(24)
Subsidiary units issued	—	1	—	—	923	924
Energy Transfer Merger	—	21,869	—	—	(21,869)	—
Capital contributions from noncontrolling interests	—	—	—	—	649	649
Cumulative effect adjustment due to change in accounting principle	—	—	—	—	(54)	(54)
Acquisition of USAC noncontrolling interest	—	—	—	—	832	832
ET Series A Convertible Preferred Units conversion	(589)	589	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(43)	—	(43)
Other, net	(2)	47	(2)	1	17	61
Net income, excluding amounts attributable to redeemable noncontrolling interests	33	1,713	3	—	1,632	3,381
Balance, December 31, 2018	—	20,773	(5)	(42)	10,291	31,017
Distributions to partners	—	(3,051)	(3)	—	—	(3,054)
Distributions to noncontrolling interests	—	—	—	—	(1,597)	(1,597)
Common units repurchased	—	(25)	—	—	—	(25)
Subsidiary units issued	—	—	—	—	780	780
Capital contributions from noncontrolling interests	—	—	—	—	348	348
Sale of noncontrolling interest in subsidiary	—	—	—	—	93	93
SemGroup Acquisition	—	652	—	—	819	1,471
Other comprehensive income, net of tax	—	—	—	31	—	31
Other, net	—	72	—	—	28	100
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	3,514	4	—	1,256	4,774
Balance, December 31, 2019	—	21,935	(4)	(11)	12,018	33,938
Distributions to partners	—	(2,799)	(3)	—	—	(2,802)
Distributions to noncontrolling interests	—	—	—	—	(1,651)	(1,651)
Subsidiary units issued	—	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	—	222	222
Other comprehensive income (loss), net of tax	—	—	—	16	(1)	15
Other, net	—	42	—	1	(48)	(5)
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	—	(647)	(1)	—	739	91
Balance, December 31, 2020	$—	$18,531	$(8)	$6	$12,859	$31,388
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$140	$4,825	$3,420
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	265
Depreciation, depletion and amortization	3,678	3,147	2,859
Deferred income taxes	210	217	(7)
Inventory valuation adjustments	82	(79)	85
Non-cash compensation expense	121	113	105
Impairment losses	2,880	74	431
Impairment of investments in unconsolidated affiliates	129	—	—
Losses on extinguishment of debt	75	18	112
Distributions on unvested awards	(41)	(38)	(38)
Equity in earnings of unconsolidated affiliates	(119)	(302)	(344)
Distributions from unconsolidated affiliates	220	290	328
Other non-cash	(61)	182	56
Net change in operating assets and liabilities, net of effects of acquisitions	47	(391)	234
Net cash provided by operating activities	7,361	8,056	7,506
INVESTING ACTIVITIES:
Cash proceeds from sale of noncontrolling interest in subsidiary	—	93	—
Cash received in USAC acquisition, net of cash paid	—	—	461
Cash paid for SemGroup Acquisition, net of cash received	—	(787)	—
Cash paid for all other acquisitions	—	(7)	(429)
Capital expenditures, excluding allowance for equity funds used during construction	(5,130)	(5,960)	(7,407)
Contributions in aid of construction costs	67	80	109
Contributions to unconsolidated affiliates	(38)	(523)	(26)
Distributions from unconsolidated affiliates in excess of cumulative earnings	187	98	69
Proceeds from the sale of assets	19	54	87
Other	(3)	18	61
Net cash used in investing activities	(4,898)	(6,934)	(7,075)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES:
Proceeds from borrowings	24,440	22,583	29,001
Repayments of debt	(24,133)	(20,101)	(28,948)
Subsidiary units issued for cash	1,580	780	1,402
Capital contributions from noncontrolling interests	222	348	649
Distributions to partners	(2,802)	(3,054)	(1,684)
Distributions to noncontrolling interests	(1,651)	(1,597)	(3,117)
Distributions to redeemable noncontrolling interests	(49)	(53)	(24)
Common units repurchased under buyback program	—	(25)	—
Subsidiary units repurchased	—	—	(24)
Debt issuance costs	(59)	(117)	(171)
Other	65	(14)	(166)
Net cash used in financing activities	(2,387)	(1,250)	(3,082)
DISCONTINUED OPERATIONS:
Operating activities	—	—	(484)
Investing activities	—	—	3,207
Changes in cash included in current assets held for sale	—	—	11
Net increase in cash and cash equivalents of discontinued operations	—	—	2,734
Increase (decrease) in cash and cash equivalents	76	(128)	83
Cash and cash equivalents, beginning of period	291	419	336
Cash and cash equivalents, end of period	$367	$291	$419

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.OPERATIONS AND BASIS OF PRESENTATION:
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
Immediately prior to the closing of the Energy Transfer Merger, the following also occurred:
•the IDRs in Energy Transfer Partners, L.P. were converted into 1,168,205,710 common units;
•the general partner interest in ETO was converted to a non-economic general partner interest and ETO issued 18,448,341 ETO common units to ETP GP;
•ET contributed its 2,263,158 Sunoco LP common units to ETO in exchange for 2,874,275 ETO common units and 100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;
•ET contributed its 12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and
•ET contributed its 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC (collectively, “Lake Charles LNG and Other”) to ETO in exchange for 37,557,815 ETO common units.
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
The Partnership owns a controlling interest in Sunoco LP which is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers, and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites. As of December 31, 2020, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2020, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.
Basis of Presentation. The consolidated financial statements of Energy Transfer LP presented herein for the years ended December 31, 2020, 2019 and 2018, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
The consolidated financial statements of ET presented herein include the results of operations of:
•the Parent Company;
•our controlled subsidiary, Energy Transfer Operating, L.P.; and
•Energy Transfer Partners GP, L.P. (“ETP GP”), the general partner of ETO, and Energy Transfer Partners, L.L.C. (“ETP LLC”), the general partner of ETP GP.
For prior periods herein, certain balances have been reclassified to assets and liabilities held for sale and certain revenues and expenses to discontinued operations. These reclassifications had no impact on net income or total equity.
2.ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:
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
As a result of this change in accounting policy, the Partnership’s consolidated balance sheet for the prior period has been retrospectively adjusted as follows:

	December 31, 2019
	As Originally Reported	Effect of Change	As Adjusted
Inventories	$1,935	$(403)	$1,532
Total current assets	7,867	(403)	7,464
Other non-current assets, net	1,075	496	1,571
Total assets	98,880	93	98,973
Total partners’ capital	21,827	93	21,920

In addition, the Partnership’s consolidated statements of operations, comprehensive income and cash flows for prior periods have been retrospectively adjusted as follows:

	Year Ended December 31,
	2019	2018
As originally reported:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	$39,727	$41,658
Operating income	7,277	5,348
Income from continuing operations before income tax expense	5,094	3,634
Net income	4,899	3,365
Net income per limited partner unit	1.37	1.16
Comprehensive income	4,930	3,322
Comprehensive income attributable to partners	3,623	1,651

Consolidated Statements of Cash Flows
Net income	4,899	3,365
Net change in operating assets and liabilities	(465)	289

Effect of change:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	74	(55)
Operating income	(74)	55
Income from continuing operations before income tax expense	(74)	55
Net income	(74)	55
Net income per limited partner unit	(0.03)	0.04
Comprehensive income	(74)	55
Comprehensive income attributable to partners	(74)	55

Consolidated Statements of Cash Flows
Net income	(74)	55
Net change in operating assets and liabilities	74	(55)

As adjusted:
Consolidated Statements of Operations and Comprehensive Income
Cost of products sold	39,801	41,603
Operating income	7,203	5,403
Income from continuing operations before income tax expense	5,020	3,689
Net income	4,825	3,420
Net income per limited partner unit	1.34	1.20
Comprehensive income	4,856	3,377
Comprehensive income attributable to partners	3,549	1,706

Consolidated Statements of Cash Flows
Net income	4,825	3,420
Net change in operating assets and liabilities	(391)	234
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

The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2020	2019	2018
Accounts receivable	$1,163	$(473)	$541
Accounts receivable from related companies	(290)	(69)	162
Inventories	(271)	(19)	237
Other current assets	172	117	7
Other non-current assets, net	(7)	(102)	(102)
Accounts payable	(1,327)	146	(766)
Accounts payable to related companies	367	(32)	(202)
Accrued and other current liabilities	163	(44)	382
Other non-current liabilities	8	(133)	28
Derivative assets and liabilities, net	69	218	(53)
Net change in operating assets and liabilities, net of effects of acquisitions	$47	$(391)	$234
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2020	2019	2018
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$604	$1,334	$1,030
Lease assets obtained in exchange for new lease liabilities	42	68	—
Net losses from subsidiary common unit transactions	—	—	(126)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$2,092	$1,932	$1,870
Cash paid for income taxes (net of refunds)	(64)	31	508
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
We have a diverse portfolio of customers; however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production segment. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for credit losses on trade receivables based on the expected ultimate recovery of these receivables and consider many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Changes in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
Inventories
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.

Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2020 and 2019, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $311 million and $229 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the years ended December 31, 2020, 2019 and 2018, the Partnership’s consolidated statements of operations did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory.
Inventories consisted of the following:

	December 31,
	2020	2019
Natural gas, NGLs and refined products (1)	$1,013	$833
Crude oil	287	251
Spare parts and other	439	448
Total inventories	$1,739	$1,532
(1)Due to changes in fuel prices, Sunoco LP recorded a write-down on the value of its fuel inventory of $82 million for the year ended December 31, 2020.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2020	2019
Deposits paid to vendors	$75	$95
Prepaid expenses and other	138	180
Total other current assets	$213	$275
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
In 2020, the Partnership recognized a $58 million fixed asset impairment primarily due to decreases in projected future cash flow as a result of the overall market demand decline. USAC recorded an $8 million impairment of compression equipment as a result of its evaluations of the future deployment of its idle fleet.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2020	2019
Land and improvements	$1,233	$1,232
Buildings and improvements (1 to 45 years)	4,236	2,664
Pipelines and equipment (5 to 83 years)	69,120	64,678
Product storage and related facilities (2 to 83 years)	6,393	5,898
Right of way (20 to 83 years)	5,099	4,859
Other (1 to 48 years)	2,263	1,964
Construction work-in-process	5,771	8,495
	94,115	89,790
Less – Accumulated depreciation and depletion	(19,008)	(15,597)
Property, plant and equipment, net	$75,107	$74,193
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2020	2019	2018
Depreciation, depletion and amortization expense	$3,275	$2,839	$2,538
Capitalized interest	189	166	294
Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies. An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other than temporary. During the year ended December 31, 2020, the Partnership recorded an impairment of its investment in White Cliffs of $129 million during the year ended December 31, 2020 due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline that occurred subsequent to the SemGroup acquisition and related purchase price allocation in December 2019.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2020	2019
Crude pipeline linefill and tank bottoms	$517	$496
Regulatory assets	41	$42
Pension assets	103	84
Deferred charges	188	178
Restricted funds	179	178
Other	629	593
Total other non-current assets, net	$1,657	$1,571
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
Components and useful lives of intangible assets were as follows:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$7,513	$(2,117)	$7,535	$(1,743)
Patents (10 years)	48	(40)	48	(35)
Trade names (20 years)	66	(35)	66	(31)
Other (5 to 20 years)	19	(15)	19	(12)
Total amortizable intangible assets	7,646	(2,207)	7,668	(1,821)
Non-amortizable intangible assets:
Trademarks	295	—	295	—
Other	12	—	12	—
Total non-amortizable intangible assets	307	—	307	—
Total intangible assets	$7,953	$(2,207)	$7,975	$(1,821)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2020	2019	2018
Reported in depreciation, depletion and amortization expense	$403	$308	$321
Estimated aggregate amortization of intangible assets for the next five years is as follows:

Years Ending December 31:
2021	$393
2022	379
2023	363
2024	349
2025	335
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

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2018	$10	$196	$492	$693	$1,167	$1,559	$619	$149	$4,885
Acquired	—	42	—	—	230	—	—	35	307
Impaired	—	(12)	(9)	—	—	—	—	—	(21)
Other	—	—	—	—	—	(4)	—	—	(4)
Balance, December 31, 2019	10	226	483	693	1,397	1,555	619	184	5,167
Acquired	—	—	—	—	—	9	—	—	9
Impaired	(10)	(226)	(483)	—	(1,279)	—	(619)	(198)	(2,815)
Other	—	—	—	—	(66)	—	—	96	30
Balance, December 31, 2020	$—	$—	$—	$693	$52	$1,564	$—	$82	$2,391
During the first quarter of 2020, due to the impacts of the COVID-19 pandemic, the decline in commodity prices and the decreases in the Partnership’s market capitalization, we determined that interim impairment testing should be performed on certain reporting units. The Partnership performed the interim impairment tests consistent with our approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim impairment test, the Partnership recognized goodwill impairments of $483 million related to our Ark-La-Tex and South Texas operations within the midstream segment, $183 million related to our Lake Charles LNG regasification operations within the interstate transportation and storage segment due to contractually scheduled reductions in payments for the remainder of the contract term, and $40 million related to our all other operations primarily due to decreases in projected future revenues and cash flows as a result of the overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million during the three months ended March 31, 2020, which is included in the Partnership’s consolidated results of operations.
During the third quarter of 2020, the Partnership performed interim impairment testing on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result, the Partnership recognized goodwill impairments of $1.28 billion related to our crude operations, $132 million related to our Energy Transfer Canada operations within the all other segment and $43 million related to our interstate operations primarily due to decreases in projected future cash flow as a result of the overall market demand decline.
During the fourth quarter of 2020, the Partnership performed annual impairment testing on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result, the Partnership recognized goodwill impairments of $10 million related to our intrastate operations, $11 million related to our PEI operations and $15 million related to our Natural Resources operations within the all other segment primarily due to decreases in projected future cash flow as a result of the overall market demand decline. No other impairments of the Partnership’s goodwill were identified.
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
The Partnership determines the fair value of our reporting units using the discounted cash flow method, the guideline company method, or a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $2.39 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2020, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
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
As of December 31, 2020 and 2019, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $270 million and $247 million, respectively. For the years ended December 31, 2020, 2019 and 2018 aggregate accretion expense related to AROs was $16 million, $5 million and $13 million, respectively.
Except for the AROs discussed above, management was not able to reasonably measure the fair value of AROs as of December 31, 2020 and 2019, in most cases because the settlement dates were indeterminable. Although a number of onshore assets in our systems are subject to agreements or regulations that give rise to an ARO upon discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Our subsidiaries also have legal obligations for several other assets at previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, our subsidiaries are legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP also has AROs related to the estimated future cost to remove underground storage tanks.
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
As of December 31, 2020 and 2019, other non-current assets on the Partnership’s consolidated balance sheets included $34 million and $31 million, respectively, of funds that were legally restricted for the purpose of settling AROs.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2020	2019
Interest payable	$600	$579
Customer advances and deposits	161	123
Accrued capital expenditures	604	1,334
Accrued wages and benefits	109	217
Taxes payable other than income taxes	446	263
Exchanges payable	127	67
Other	728	759
Total accrued and other current liabilities	$2,775	$3,342
Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may be required when customers exceed their credit limits or do not qualify for open credit.
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to certain preferred unitholders of one of our consolidated subsidiaries that have the option to convert their preferred units to such subsidiary’s common units at the election of the holders and the noncontrolling interest holders in one of our consolidated subsidiaries that have the option to sell their interests to us. In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable noncontrolling interests on our consolidated balance sheets. See Note 7 for further information.
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2020 was $56.21 billion and $51.44 billion, respectively. As of December 31, 2019, the aggregate fair value and carrying amount of our debt obligations was $54.79 billion and $51.05 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2020, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2020
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	13	13	—
Forward Physical Contracts	5	—	5
Power:
Forwards	4	—	4
Futures	2	2	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	127	127	—
Refined Products – Futures	3	3	—
Crude – Forwards/Swaps	—	—	—
Total commodity derivatives	168	158	10
Other non-current assets	34	22	12
Total assets	$202	$180	$22
Liabilities:
Interest rate derivatives	$(448)	$—	$(448)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(3)	—	(3)
Fixed Swaps/Futures	(13)	(13)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(227)	(227)	—
Refined Products – Futures	(11)	(11)	—
Total commodity derivatives	(269)	(265)	(4)
Total liabilities	$(717)	$(265)	$(452)

	Fair Value Total	Fair Value Measurements at December 31, 2019
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$17	$17	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	65	65	—
Forward Physical Contracts	3	—	3
Power:
Power – Forwards	11	—	11
Futures	4	4	—
Options – Puts	1	1	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	260	260	—
Refined Products – Futures	8	8	—
Crude - Forwards/Swaps	13	13	—
Total commodity derivatives	384	369	15
Other non-current assets	31	20	11
Total assets	$415	$389	$26
Liabilities:
Interest rate derivatives	$(399)	$—	$(399)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(49)	(49)	—
Swing Swaps IFERC	(1)	—	(1)
Fixed Swaps/Futures	(43)	(43)	—
Power:
Forwards	(5)	—	(5)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(278)	(278)	—
Refined Products – Futures	(10)	(10)	—
Total commodity derivatives	(389)	(383)	(6)
Total liabilities	$(788)	$(383)	$(405)
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
We record the collection of taxes to be remitted to government authorities on a net basis, except for consumer excise taxes collected by Sunoco LP on sales of refined products and merchandise which are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2020, 2019 and 2018, excise taxes collected by Sunoco LP were $301 million, $386 million and $370 million, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service (“IRS”) pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ET would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2020, 2019 and 2018, our qualifying income met the statutory requirement.
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
3.ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Pending Enable Acquisition
On February 17, 2021, the Partnership announced its entry into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable Series A preferred unit will be exchanged for 0.0265 of an ET Series G preferred unit, and ET will make a $10 million cash payment for Enable’s general partner. The transaction is subject to the approval of Enable’s unitholders and other customary regulatory approvals.
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
During the first and second quarters of 2020, ET contributed former SemGroup assets to ETO through sale and contribution transactions. The following table represents the fair value, as of December 5, 2019, of the SemGroup assets and liabilities transferred from ET to ETO:

At December 5, 2019
Total current assets	$794
Property, plant and equipment	3,891
Other non-current assets	617
Goodwill	295
Intangible assets	460
Total assets	$6,057

Total current liabilities	$629
Long-term debt, less current maturities (1)	2,576
Other non-current liabilities	197
Energy Transfer Canada Preferred shares	241
Total liabilities	3,643

Noncontrolling interest	822

Partners’ capital	1,592
Total liabilities and partners’ capital	$6,057
(1) Long-term debt at December 5, 2019 includes SemGroup senior notes with an aggregate principal amount of $1.375 billion and SemGroup subsidiary debt of $593 million, all of which was redeemed in December 2019, subsequent to the close of the SemGroup Transaction.
During 2020, the Partnership has recorded impairments on certain of the contributed SemGroup assets. Those impairments include a $244 million impairment of goodwill and a $129 million impairment of other non-current assets.
ET Contribution of Assets to ETO
Immediately prior to the closing of the Energy Transfer Merger discussed in Note 1, ET contributed the following to ETO:
•2,263,158 common units representing limited partner interests in Sunoco LP to ETO in exchange for 2,874,275 ETO common units;
•100 percent of the limited liability company interests in Sunoco GP LLC, the sole general partner of Sunoco LP, and all of the IDRs in Sunoco LP, to ETO in exchange for 42,812,389 ETO common units;
•12,466,912 common units representing limited partner interests in USAC and 100 percent of the limited liability company interests in USA Compression GP, LLC, the general partner of USAC, to ETO in exchange for 16,134,903 ETO common units; and
•a 100 percent limited liability company interest in Lake Charles LNG and a 60 percent limited liability company interest in each of Energy Transfer LNG Export, LLC, ET Crude Oil Terminals, LLC and ETC Illinois LLC to ETO in exchange for 37,557,815 ETO common units.
USAC Acquisition
On April 2, 2018, ET acquired a controlling interest in USAC, a publicly traded partnership that provides compression services in the United States. Specifically, the Partnership acquired (i) all of the outstanding limited liability company interests in USA Compression GP, LLC (“USAC GP”), the general partner of USAC, and (ii) 12,466,912 USAC common units representing limited partner interests in USAC for cash consideration equal to $250 million (the “USAC Transaction”). Concurrently, USAC cancelled its IDRs and converted its economic general partner interest into a non-economic general partner interest in exchange for the issuance of 8,000,000 USAC common units to USAC GP.
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
The total purchase price was allocated as follows:

At April 2, 2018
Total current assets(2)	$786
Property, plant and equipment	1,332
Other non-current assets	15
Goodwill(1)	366
Intangible assets	222
Total assets	$2,721

Total current liabilities	$110
Long-term debt, less current maturities	1,527
Other non-current liabilities	2
Total liabilities	1,639

Noncontrolling interest	832

Partners’ capital	250
Total liabilities and partners’ capital	$2,721
(1)None of the goodwill is expected to be deductible for tax purposes. Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within USAC’s operations.
(2)Includes cash and cash equivalents of $711 million held by USAC as of the acquisition date.
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

In connection with the 7-Eleven Transaction, Sunoco LP entered into a 15-year take-or-pay fuel supply arrangement with 7-Eleven and SEI Fuel. For the period from January 1, 2018 through January 22, 2018, Sunoco LP recorded sales to the sites that were subsequently sold to 7-Eleven of $199 million, which sales were eliminated in consolidation.
The Partnership has concluded that it meets the accounting requirements for reporting the financial position, results of operations and cash flows of the 7-Eleven Transaction and the operations of the related assets as discontinued operations.
There were no results of operations associated with discontinued operations for the year ended December 31, 2019. The results of operations associated with discontinued operations for the years ended December 31, 2018 and 2017 are presented in the following table:

Year Ended December 31, 2018
REVENUES	$349

COSTS AND EXPENSES
Cost of products sold	305
Operating expenses	61
Selling, general and administrative	7
Total costs and expenses	373
OPERATING LOSS	(24)
OTHER EXPENSE
Interest expense, net	2
Loss on extinguishment of debt	20
Other, net	61
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(107)
Income tax expense	158
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(265)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES ATTRIBUTABLE TO ET	$(10)
4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
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
FEP
ETO has a 50% interest in FEP which owns the Fayetteville Express Pipeline, an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline in Panola County, Mississippi. ETO’s investment in FEP is reflected in the interstate transportation and storage segment.
MEP
ETO owns a 50% interest in MEP, which owns the Midcontinent Express Pipeline, an approximately 500-miles natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. ETO’s investment in MEP is reflected in the interstate transportation and storage segment.

White Cliffs
We own a 51% interest in White Cliffs, which was acquired by ET in the SemGroup acquisition and contributed to ETO in January 2020. White Cliffs consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline. These pipelines transport crude and NGLs from Platteville, Colorado to Cushing, Oklahoma. The Partnership recorded an impairment of its investment in White Cliffs of $129 million during the year ended December 31, 2020 due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline that occurred subsequent to the SemGroup acquisition and related purchase price allocation in December 2019.
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Citrus	$1,867	$1,876
FEP	4	218
MEP	406	429
White Cliffs	274	436
Other	509	501
Total	$3,060	$3,460
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2020	2019	2018
Citrus	$162	$148	$141
FEP (1)	(139)	59	55
MEP	(6)	15	31
White Cliffs	20	4	—
Other	82	76	117
Total equity in earnings of unconsolidated affiliates	$119	$302	$344
(1) For the year ended December 31, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP, which reduced the Partnership’s equity in earnings by $208 million.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, FEP, MEP, and White Cliffs (on a 100% basis) for all periods presented, except as noted below:

	December 31,
	2020	2019
Current assets	$227	$247
Property, plant and equipment, net	7,339	7,680
Other assets	58	40
Total assets	$7,624	$7,967

Current liabilities	$600	$738
Non-current liabilities	3,298	3,242
Equity	3,726	3,987
Total liabilities and equity	$7,624	$7,967

	Years Ended December 31,
	2020	2019	2018
Revenue	$1,243	$1,192	$1,249
Operating income	6	683	723
Net income (loss)	(199)	443	460
In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.
5.NET INCOME PER LIMITED PARTNER UNIT:
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

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2020	2019	2018
Income from continuing operations	$140	$4,825	$3,685
Less: Net income attributable to redeemable noncontrolling interests	49	51	39
Less: Income from continuing operations attributable to noncontrolling interests	739	1,256	1,888
Income (loss) from continuing operations, net of noncontrolling interests	(648)	3,518	1,758
Less: General Partner’s interest in income (loss) from continuing operations	(1)	4	3
Less: ET Series A Convertible Preferred Unitholders’ interest in net income from continuing operations	—	—	33
Income (loss) from continuing operations available to Limited Partners	$(647)	$3,514	$1,722
Basic Income (Loss) from Continuing Operations per Limited Partner Unit:
Weighted average limited partner units	2,695.6	2,628.0	1,423.8
Basic income (loss) from continuing operations per Limited Partner unit	$(0.24)	$1.34	$1.21
Basic loss from discontinued operations per Limited Partner unit	$—	$—	$(0.01)
Diluted Income (Loss) from Continuing Operations per Limited Partner Unit:
Income (loss) from continuing operations available to Limited Partners	$(647)	$3,514	$1,722
Dilutive effect of equity-based compensation of subsidiaries and distributions to convertible units	—	(1)	33
Diluted income (loss) from continuing operations available to Limited Partners	(647)	3,513	1,755
Weighted average limited partner units	2,695.6	2,628.0	1,423.8
Dilutive effect of unconverted unit awards and ET Series A Convertible Preferred Units	—	—	30.3
Dilutive effect of unvested unit awards	—	9.6	7.3
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,695.6	2,637.6	1,461.4
Diluted income (loss) from continuing operations per Limited Partner unit	$(0.24)	$1.33	$1.20
Diluted loss from discontinued operations per Limited Partner unit	$—	$—	$(0.01)

6.DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2020	2019
Parent Company Indebtedness:
7.50% Senior Notes due October 15, 2020 (1)	$—	$52
4.25% Senior Notes due March 15, 2023	5	5
5.875% Senior Notes due January 15, 2024	23	23
5.50% Senior Notes due June 1, 2027	44	44
	72	124

Subsidiary Indebtedness:
ETO Debt
5.50% Senior Notes due February 15, 2020 (1)	—	250
5.75% Senior Notes due September 1, 2020 (1)	—	400
4.15% Senior Notes due October 1, 2020 (1)	—	1,050
7.50% Senior Notes due October 15, 2020 (1)	—	1,135
4.40% Senior Notes due April 1, 2021 (2)	600	600
4.65% Senior Notes due June 1, 2021 (2)	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
4.65% Senior Notes due February 15, 2022	300	300
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.45% Senior Notes due January 15, 2023	350	350
3.60% Senior Notes due February 1, 2023	800	800
4.25% Senior Notes due March 15, 2023	995	995
4.20% Senior Notes due September 15, 2023	500	500
4.50% Senior Notes due November 1, 2023	600	600
5.875% Senior Notes due January 15, 2024	1,127	1,127
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
4.50% Senior Notes due April 15, 2024	750	750
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
2.90% Senior Notes due May 15, 2025	1,000	—
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.20% Senior Notes due April 15, 2027	600	600
5.50% Senior Notes due June 1, 2027	956	956
4.00% Senior Notes due October 1, 2027	750	750
4.95% Senior Notes due June 15, 2028	1,000	1,000
5.25% Senior Notes due April 15, 2029	1,500	1,500
8.25% Senior Notes due November 15, 2029	267	267
3.75% Senior Note due May 15, 2030	1,500	—
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
5.80% Senior Notes due June 15, 2038	500	500

7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	1,000
6.25% Senior Notes due April 15, 2049	1,750	1,750
5.00% Senior Notes due May 15, 2050	2,000	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	546
ETO $2.00 billion Term Loan facility due October 2022	2,000	2,000
ETO $5.00 billion Revolving Credit Facility due December 2023	3,103	4,214
Unamortized premiums, discounts and fair value adjustments, net	(17)	(5)
Deferred debt issuance costs	(215)	(207)
	42,654	42,120

Transwestern Debt
5.36% Senior Notes due December 9, 2020 (1)	—	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Deferred debt issuance costs	—	(1)
	400	574

Panhandle Debt
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54

Unamortized premiums, discounts and fair value adjustments, net	10	11
	245	246

Bakken Project Debt
3.625% Senior Notes due April 1, 2022	650	650
3.90% Senior Notes due April 1, 2024	1,000	1,000
4.625% Senior Notes due April 1, 2029	850	850
Unamortized premiums, discounts and fair value adjustments, net	(3)	(3)
Deferred debt issuance costs	(13)	(16)
	2,484	2,481

Sunoco LP Debt
4.875% Senior Notes Due January 15, 2023	436	1,000
5.50% Senior Notes Due February 15, 2026	800	800
6.00% Senior Notes Due April 15, 2027	600	600
5.875% Senior Notes Due March 15, 2028	400	400
4.50% Senior Notes due May 15, 2029	800	—
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	—	162
Lease-related obligations	103	135
Deferred debt issuance costs	(27)	(26)
	3,112	3,071

USAC Debt
6.875% Senior Notes due April 1, 2026	725	725
6.875% Senior Notes due September 1, 2027	750	750
USAC $1.60 billion Revolving Credit Facility due April 2023	474	403
Deferred debt issuance costs	(22)	(26)
	1,927	1,852

SemGroup Debt
HFOTCO Tax Exempt Notes due 2050	225	225
Energy Transfer Canada Revolver due February 25, 2024	57	92
Energy Transfer Canada Term Loan A due February 25, 2024	261	269
Unamortized premiums, discounts and fair value adjustments, net	—	1
Deferred debt issuance costs	(2)	(3)
	541	584

Other	3	2
Total debt	51,438	51,054
Less: Current maturities of long-term debt	21	26
Long-term debt, less current maturities	$51,417	$51,028
(1)As of December 31, 2019, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis. The notes were redeemed in January 2020.
(2)As of December 31, 2020, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $289 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2021	$1,420
2022	5,731
2023	7,292
2024	4,621
2025	2,408
Thereafter	30,255
Total	$51,727
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
Sunoco LP November 2020 Senior Notes Offering and Repurchase
On November 9, 2020, Sunoco LP completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2029. Sunoco LP used the proceeds to fund the tender offer on its 4.875% $1 billion senior notes due 2023. Approximately 56% of the 2023 senior notes were tendered. On January 15, 2021, Sunoco LP repurchased the remaining outstanding portion of its 2023 senior notes.
Term Loans, Credit Facilities and Commercial Paper
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
As of December 31, 2020, the ETO Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 1.15%.
ETO Five-Year Credit Facility
ETO’s revolving credit facility (the “ETO Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The ETO Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of December 31, 2020, the ETO Five-Year Credit Facility had $3.10 billion outstanding, of which $1.66 billion was commercial paper. The amount available for future borrowings was $1.79 billion after accounting for outstanding letters of credit in the amount of $109 million. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 1.12%.
ETO 364-Day Facility
ETO’s 364-day revolving credit facility (the “ETO 364-Day Facility”) allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of December 31, 2020, the ETO 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of December 31, 2020, the Sunoco LP Credit Facility had no outstanding borrowings and $8 million in standby letters of credit. The amount available for future borrowings was $1.5 billion at December 31, 2020.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity. As of December 31, 2020, USAC had $474 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2020, USAC had $1.1 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of December 31, 2020 was 3.27%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$275 million at the December 31, 2020 exchange rate) senior secured term loan facility, a C$525 million (US$412 million at the December 31, 2020 exchange rate) senior secured revolving credit facility, and a C$300 million (US$236 million at the December 31, 2020 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$196 million at the December 31, 2020 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
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
The ETO Credit Facilities (defined as the ETO Term Loan, ETO Five-Year Credit Facility and ETO 364-Day Credit Facility) contain covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:
•incur indebtedness;
•grant liens;
•enter into mergers;
•dispose of assets;
•make certain investments;
•make Distributions (as defined in the ETO Credit Facilities) during certain Defaults (as defined in the ETO Credit Facilities) and during any Event of Default (as defined in the ETO Credit Facilities);
•engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;
•engage in transactions with affiliates; and
•enter into restrictive agreements.
The ETO Credit Facilities applicable margin and rate used in connection with the interest rates and commitment fees, respectively, are based on the credit ratings assigned to our senior, unsecured, non-credit enhanced long-term debt. The applicable margin for eurodollar rate loans under the ETO Five-Year Credit Facility ranges from 1.125% to 2.000% and the applicable margin for base rate loans ranges from 0.125% to 1.000%. The applicable rate for commitment fees under the ETO Five-Year Credit Facility ranges from 0.125% to 0.300%. The applicable margin for eurodollar rate loans under the ETO 364-Day Facility ranges from 1.500% to 2.000% and the applicable margin for base rate loans ranges from 0.500% to 1.000%. The applicable rate for commitment fees under the ETO 364-Day Facility ranges from 0.125% to 0.225%.
The ETO Credit Facilities contain various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The ETO Credit Facilities also limit us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreements, of 5.0 to 1, which can generally be increased to 5.5 to 1 during a Specified Acquisition Period. Our Leverage Ratio was 4.31 to 1 at December 31, 2020, as calculated in accordance with the credit agreements.
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
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•merge or consolidate;
•sell our assets; or
•make certain acquisitions.
The credit facility is also subject to the following financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1 through the end of the fiscal quarter ending December 31, 2020 and (ii) 5.5 to 1 for the fiscal quarters ending March 31, 2021 and June 30, 2021, (iii) 5.25 to 1 for the fiscal quarters ending September 30, 2021 and December 31, 2021 and (iv) 5.0 to 1 thereafter, subject to a provision for increases to such thresholds, in the case of any fiscal quarter ending September 30, 2021 or thereafter, by 0.50 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs, provided that, in any event, such ratio shall not exceed 5.5 to 1.
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
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2020.
7.REDEEMABLE NONCONTROLLING INTERESTS:
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of December 31, 2020 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, redeemable noncontrolling interests includes a balance of $270 million in Energy Transfer Canada preferred shares acquired as part of the 2019 merger with SemGroup.
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
Energy Transfer Canada Redeemable Preferred Stock
Energy Transfer Canada has 300,000 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at Energy Transfer Canada’s option subsequent to January 3, 2021 at a redemption price of C$1,100 (US$864 at the December 31, 2020 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of Energy Transfer Canada. The preferred stock is convertible to Energy Transfer Canada common shares in the event of an initial public offering by Energy Transfer Canada.
The preferred stock was recorded at fair value in connection with the SemGroup purchase accounting. Dividends on the preferred stock are payable in-kind through the quarter ending June 30, 2020. The dividends paid-in-kind increased the liquidation preference such that as of December 31, 2020, the preferred stock was convertible into 344,419 shares.
8.EQUITY:
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
As of December 31, 2020, there were issued and outstanding 2.70 billion Common Units representing an aggregate 99.9% limited partner interest in the Partnership.

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
Common Units
The change in ET Common Units during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Number of Common Units, beginning of period	2,689.6	2,619.4	1,079.1
Conversion of ET Series A Convertible Preferred Units to common units	—	—	79.1
Common Units issued in mergers and acquisitions	—	57.6	1,458.9
Common Units repurchased	—	(1.9)	—
Issuance of Common Units	12.8	14.5	2.3
Number of Common Units, end of period	2,702.4	2,689.6	2,619.4
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
ET Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to an additional $2 billion of ET Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership repurchased no ET Common Units under this program in 2020 and 1.9 million ET Common Units in 2019. As of December 31, 2020, $911 million remained available to repurchase under the current program.

ET Distribution Reinvestment Program
During the year ended December 31, 2020, distributions of $78 million were reinvested under the distribution reinvestment program. As of December 31, 2020, a total of 21 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
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
ETO Class K Units
As of December 31, 2020, a total of 101.5 million Class K Units were held by wholly-owned subsidiaries of ETO. Each Class K Unit is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETO making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETO from ETP Holdco. If the Partnership is unable to pay the Class K Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid.
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
ETO Class N Units
In April and May, 2020, ETO issued a new class of limited partner interests titles Class N Units in connection with a series of internal transactions to simplify its capital structure. All of the Class N Units are held by ETP Holdco.
The Class N Units generally do not have any voting rights. each Class N Unit is entitled to a quarterly cash distribution of $0.2375 per Class N Unit prior to ETO making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETO from ETP Holdco. Distributions shall be paid quarterly, in arrears, within 45 days after the end of each quarter. If the Partnership is unable to pay the Class N Unit quarterly distribution with respect to any quarter, the accrued and unpaid distributions will accumulate until paid and any accumulated balance will accrue 1.5% per annum until paid. As the Class N Units are owned by a wholly-owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements.

ETO Preferred Units
As of December 31, 2020 and 2019, ETO’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units and 32,000,000 Series E Preferred Units. As of December 31, 2020, ETO’s outstanding preferred units also included 500,000 Series F Preferred Units and 1,100,000 Series G Preferred Units.
ETO Series A Preferred Units
Distributions on the ETO Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the ETO Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. The ETO Series A Preferred Units are redeemable at ETO’s option on or after February 15, 2023 at a redemption price of $1,000 per ETO Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series B Preferred Units
Distributions on the ETO Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the ETO Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. The ETO Series B Preferred Units are redeemable at ETO’s option on or after February 15, 2028 at a redemption price of $1,000 per ETO Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series C Preferred Units
Distributions on the ETO Series C Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2023, at a rate of 7.375% per annum of the stated liquidation preference of $25. On and after May 15, 2023, distributions on the ETO Series C Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.530% per annum. The ETO Series C Preferred Units are redeemable at ETO’s option on or after May 15, 2023 at a redemption price of $25 per ETO Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
ETO Series D Preferred Units
Distributions on the ETO Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the ETO Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.738% per annum. The ETO Series D Preferred Units are redeemable at ETO’s option on or after August 15, 2023 at a redemption price of $25 per ETO Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Subsidiary Equity Transactions
Sunoco LP’s Equity Distribution Program
Sunoco LP is party to an equity distribution agreement for an at-the-market (“ATM”) offering pursuant to which Sunoco LP may sell its common units from time to time. For the years ended December 31, 2020, 2019 and 2018, Sunoco LP issued no units under its ATM program. As of December 31, 2020, $295 million of Sunoco LP common units remained available to be issued under the currently effective equity distribution agreement.
USAC’s Distribution Reinvestment Program
During the year ended December 31, 2020 and 2019, distributions of $1.9 million and $1 million, respectively, were reinvested under the USAC distribution reinvestment program resulting in the issuance of approximately 188,695 and 60,584 USAC common units, respectively.
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

Our distributions declared and paid with respect to our common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017 (1)	February 8, 2018	February 20, 2018	$0.3050
March 31, 2018 (1)	May 7, 2018	May 21, 2018	0.3050
June 30, 2018	August 6, 2018	August 20, 2018	0.3050
September 30, 2018	November 8, 2018	November 19, 2018	0.3050
December 31, 2018	February 8, 2019	February 19, 2019	0.3050
March 31, 2019	May 7, 2019	May 20, 2019	0.3050
June 30, 2019	August 6, 2019	August 19, 2019	0.3050
September 30, 2019	November 5, 2019	November 19, 2019	0.3050
December 31, 2019	February 7, 2020	February 19, 2020	0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050
June 30, 2020	August 7, 2020	August 19, 2020	0.3050
September 30, 2020	November 6, 2020	November 19, 2020	0.1525
December 31, 2020	February 8, 2021	February 19, 2021	0.1525
(1)Certain common unitholders elected to participate in a plan pursuant to which those unitholders elected to forego their cash distributions on all or a portion of their common units for a period of up to nine quarters commencing with the distribution for the quarter ended March 31, 2016 and, in lieu of receiving cash distributions on these common units for each such quarter, each said unitholder received ET Series A Convertible Preferred Units (on a one-for-one basis for each common unit as to which the participating unitholder elected be subject to this plan) that entitled them to receive a cash distribution of up to $0.11 per unit. See additional information below.
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

ETO Preferred Unit Distributions
Distributions on the ETO’s Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred units declared and/or paid by ETO were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C		Series D		Series E		Series F (1)		Series G (1)
June 30, 2018	August 1, 2018	August 15, 2018	$31.2500	$33.1250	$0.5634	*	$—		$—		$—		$—
September 30, 2018	November 1, 2018	November 15, 2018	—	—	0.4609		0.5931	*	—		—		—
December 31, 2018	February 1, 2019	February 15, 2019	31.2500	33.1250	0.4609		0.4766		—		—		—
March 31, 2019	May 1, 2019	May 15, 2019	—	—	0.4609		0.4766		—		—		—
June 30, 2019	August 1, 2019	August 15, 2019	31.2500	33.1250	0.4609		0.4766		0.5806	*	—		—
September 30, 2019	November 1, 2019	November 15, 2019	—	—	0.4609		0.4766		0.4750		—		—
December 31, 2019	February 3, 2020	February 18, 2020	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
March 31, 2020	May 1, 2020	May 15, 2020	—	—	0.4609		0.4766		0.4750		21.19	*	22.36	*
June 30, 2020	August 3, 2020	August 17, 2020	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
September 30, 2020	November 2, 2020	November 15, 2020	—	—	0.4609		0.4766		0.4750		33.75		35.625
December 31, 2020	February 1, 2021	February 16, 2021	31.2500	33.1250	0.4609		0.4766		0.4750		—		—
*    Represent prorated initial distributions.
(1)    ETO Series A Preferred Unit, ETO Series B Preferred Unit, ETO Series F Preferred Unit and ETO Series G Preferred Unit distributions are paid on a semi-annual basis.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2017	February 6, 2018	February 14, 2018	$0.8255
March 31, 2018	May 7, 2018	May 15, 2018	0.8255
June 30, 2018	August 7, 2018	August 15, 2018	0.8255
September 30, 2018	November 6, 2018	November 14, 2018	0.8255
December 31, 2018	February 6, 2019	February 14, 2019	0.8255
March 31, 2019	May 7, 2019	May 15, 2019	0.8255
June 30, 2019	August 6, 2019	August 14, 2019	0.8255
September 30, 2019	November 5, 2019	November 19, 2019	0.8255
December 31, 2019	February 7, 2020	February 19, 2020	0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
September 30, 2020	November 6, 2020	November 19, 2020	0.8255
December 31, 2020	February 8, 2021	February 19, 2021	0.8255
USAC Cash Distributions
Subsequent to the Energy Transfer Merger and USAC Transactions described in Note 1 and Note 3, respectively, ETO owned approximately 39.7 million USAC common units and 6.4 million USAC Class B units. Subsequent to the conversion of the USAC Class B Units to USAC common units on July 30, 2019, ETO owns approximately 46.1 million USAC common units. As of December 31, 2020, USAC had approximately 97.0 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC subsequent to the USAC transaction on April 2, 2018 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
March 31, 2018	May 1, 2018	May 11, 2018	$0.5250
June 30, 2018	July 30, 2018	August 10, 2018	0.5250
September 30, 2018	October 29, 2018	November 9, 2018	0.5250
December 31, 2018	January 28, 2019	February 8, 2019	0.5250
March 31, 2019	April 29, 2019	May 10, 2019	0.5250
June 30, 2019	July 29, 2019	August 9, 2019	0.5250
September 30, 2019	October 28, 2019	November 8, 2019	0.5250
December 31, 2019	January 27, 2020	February 7, 2020	0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250
September 30, 2020	October 26, 2020	November 6, 2020	0.5250
December 31, 2020	January 25, 2021	February 5, 2021	0.5250

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2020	2019
Available-for-sale securities	$18	$13
Foreign currency translation adjustment	7	2
Actuarial loss related to pensions and other postretirement benefits	(7)	(25)
Investments in unconsolidated affiliates, net	(14)	(1)
Total AOCI, net of tax	4	(11)
Amounts attributable to noncontrolling interests	2	—
Total AOCI included in partners’ capital, net of tax	$6	$(11)
The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2020	2019
Available-for-sale securities	$(1)	$(1)
Foreign currency translation adjustment	8	2
Actuarial loss relating to pension and other postretirement benefits	3	8
Total	$10	$9
9.NON-CASH COMPENSATION PLANS:
We, Sunoco LP and USAC, have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other non-cash compensation awards. As of December 31, 2020, an aggregate total of 34.3 million ET Common Units remain available to be awarded under our equity incentive plans.
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
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2019	28.0	$13.89
Awards granted	9.4	6.29
Awards vested	(6.9)	14.78
Awards forfeited	(1.1)	13.85
Unvested awards as of December 31, 2020	29.4	11.26
During the years ended December 31, 2020, 2019, and 2018, the weighted average grant-date fair value per unit award granted was $6.29, $12.51 and $13.00, respectively. The total fair value of awards vested was $51 million, $47 million, and $49 million, respectively, based on the market price of the respective Common Units as of the vesting date. As of

December 31, 2020, a total of 29.4 million unit awards remain unvested, for which ET expects to recognize a total of $193 million in compensation expense over a weighted average period of 2.8 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest through three year of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one one ET Common Unit upon vesting. In December 2020, the Partnership granted a total of 7.7 million cash restricted units.
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
The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2019	2.1	$29.21	1.8	$15.09
Awards granted	0.7	28.63	0.7	12.55
Awards vested	(0.5)	30.47	(0.2)	17.27
Awards forfeited	(0.2)	29.11	(0.2)	15.36
Unvested awards as of December 31, 2020	2.1	28.63	2.1	14.88
The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2020	2019	2018
Sunoco LP	$28.63	$30.70	$27.67
USAC	12.55	15.88	15.47
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2020, 2019 and 2018 was $16 million, $17 million, and $22 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date for the years ended December 31, 2020. 2019 and 2018. As of December 31, 2020, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $39 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.6 years.
10.INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries were summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Current expense (benefit):
Federal	$(6)	$(20)	$(8)
State	32	(2)	19
Foreign	1	—	—
Total	27	(22)	11
Deferred expense (benefit):
Federal	176	174	181
State	41	43	(188)
Foreign	(7)	—	—
Total	210	217	(7)
Total income tax expense from continuing operations	$237	$195	$4
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
Income tax expense at United States statutory rate	$79	$1,054	$775
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	88	(866)	(647)
Noncontrolling interests	16	—	—
State tax, net of federal tax benefit	58	12	(125)
Dividend received deduction	—	(3)	(5)
Foreign taxes	(7)	—	—
Other	3	(2)	6
Income tax expense from continuing operations	$237	$195	$4

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Net operating losses, alternative minimum tax credit and other carryforwards	$1,047	$936
Pension and other postretirement benefits	—	7
Other	34	85
Total deferred income tax assets	1,081	1,028
Valuation allowance	(134)	(95)
Net deferred income tax assets	947	933

Deferred income tax liabilities:
Property, plant and equipment	(298)	(501)
Investments in affiliates	(3,994)	(3,547)
Trademarks	(77)	(72)
Other	(6)	(21)
Total deferred income tax liabilities	(4,375)	(4,141)
Net deferred income taxes	$(3,428)	$(3,208)
As of December 31, 2020, ETP Holdco had a federal net operating loss carryforward of $3.73 billion, of which $1.3 billion will expire in 2031 through 2037 while the remaining can be carried forward indefinitely. A total of $787 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. As of December 31, 2020, Sunoco Property Company LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carrryforward of $121 million, which we expect to fully utilize. Sunoco Property Company LLC has no federal net operating loss carryforward.
Our corporate subsidiaries have state net operating loss carryforward benefits of $174 million, net of federal tax, some of which expire between 2021 and 2039, while others are carried forward indefinitely. Our corporate subsidiaries have Canadian net operating losses of $7 million that will begin to expire in 2033. Our corporate subsidiaries have cumulative excess business interest expense of $129 million available for carryforward indefinitely. A valuation allowance of $89 million is attributable to state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania. A separate valuation allowance of $45 million is attributable to foreign tax credits.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$94	$624	$609
Additions attributable to tax positions taken in the current year	—	—	8
Additions attributable to tax positions taken in prior years	—	11	7
Reduction attributable to tax positions taken in prior years	—	(541)	—
Lapse of statute	(4)	—	—
Balance at end of year	$90	$94	$624
As of December 31, 2020, we had $90 million ($48 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2020, we recognized interest and penalties of less than $7 million. At December 31, 2020, we have interest and penalties accrued of $10 million, net of tax.

We appealed the adverse Court of Federal Claims decision against ETC Sunoco regarding the IRS’ denial of ethanol blending credits claims under Section 6426 to the Federal Circuit. The Federal Circuit affirmed the CFC’s denial on November 1, 2018. ETC Sunoco filed a petition for certiorari with the Supreme Court on May 24, 2019 to review the Federal Circuit's affirmation of the CFC's ruling, and the Court denied Sunoco's petition on October 7, 2019. The petition for certiorari applied to ETC Sunoco’s 2004 through 2009 tax years, and 2010 through 2011 remained on extension with the IRS through September 28, 2020. We filed a petition for the 2010 and 2011 years in the Federal District Court for the Northern District of Texas on September 25, 2020. Due to the uncertainty surrounding the litigation, a reserve of $530 million was previously established for the full amount of the pending refund claims, and the receivable and reserve for this issue were netted in the consolidated balance sheet. Subsequent to the Supreme Court’s denial of the petition in October 2019, the receivable and reserve have been reversed, with no impact to the Partnership’s financial position and results of operations.
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
11.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
FERC Proceedings
By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the order of the Chief Judge dated October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. By an order dated January 19, 2021, the Chief Judge has extended the deadline for the initial decision to March 2021.
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
Our joint venture agreements require that we fund our proportionate share of capital contributions to its unconsolidated affiliates. Such contributions will depend upon our unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.

We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying statements of operations:

	Years Ended December 31,
	2020	2019	2018
ROW expense	$47	$45	$46
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
In addition, the Partnership’s subsidiaries retained certain environmental remediation liabilities when the refinery was sold to PES. As of December 31, 2020, the Partnership has funded these environmental remediation liabilities through its wholly-owned captive insurance company, based upon actuarially determined estimates for such costs, and these liabilities are included in the total environmental liabilities discussed below under “Environmental Remediation.” It may be necessary for the Partnership to record additional environmental remediation liabilities in the future depending upon the use of such property by the buyer; however, management is not currently able to estimate such additional liabilities.
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
As of December 31, 2020 and 2019, accruals of approximately $77 million and $120 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $80 million.

The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts or our estimates of reasonably possible losses prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) that challenged permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access, LLC (“Dakota Access”) to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the District Court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the United States Court of Appeals for the District of Columbia (“Court of Appeals”), which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals 1) granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, 2) denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether the USACE would be required to prepare an EIS, and 3) denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also stated that the Court of Appeals expected the USACE to clarify its position with respect to whether the USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary.
On August 10, 2020, the District Court ordered the USACE to submit a status report by August 31, 2020, clarifying its position with regard to its decision-making process with respect to the continued operation of the pipeline. On August 31, 2020, the USACE submitted a status report that indicated that it considered the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. Following the filing of this status report, the District Court ordered briefing on whether to enjoin the operation of the pipeline. That motion was fully briefed as of January 8, 2021. The District Court has yet to rule on this matter.
On January 26, 2021, the Court of Appeals affirmed the District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the Court of Appeals also overturned the District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil.
The District Court scheduled a status conference for February 10, 2021 to discuss the effects of the Court of Appeals’ January 26, 2021 order on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. At the request of the USACE, on February 9, 2021 the District Court granted a two-month continuance for the status conference until April 9, 2021.
The pipeline continues to operate pending rulings from the District Court. ET cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, ET expects after the law and complete record are fully considered, the issues in this litigation will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of December 31, 2020, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement. On March 29, 2016, the Delaware Court of Chancery granted the defendants’ motion to dismiss the lawsuit in its entirety. Plaintiff appealed, and the Delaware Supreme Court reversed the judgment of the Court of Chancery. Plaintiff then filed an Amended Verified Class Action Complaint, which defendants moved to dismiss. The Court of Chancery granted in part and denied in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP LP and Regency GP LLC (the “Regency Defendants”). The Court of Chancery later granted plaintiff’s unopposed motion for class certification. Trial was held on December 10-16, 2019, and a post-trial hearing was held on May 6, 2020. On February 15, 2021, the Court of Chancery ruled in favor of the Regency Defendants on both remaining counts at issue in this litigation.
The Regency Defendants cannot predict whether the plaintiff will appeal this decision.
Litigation Filed By or Against Williams
In April and May 2016, the Williams Companies, Inc. (“Williams”) filed two lawsuits (the “Williams Litigation”) against ET, LE GP, and, in one of the lawsuits, Energy Transfer Corp LP, ETE Corp GP, LLC, and Energy Transfer Equity GP, LLC (collectively, “ET Defendants”), alleging that ET Defendants breached their obligations under the ET-Williams merger agreement (the “Merger Agreement”). In general, Williams alleges that ET Defendants breached the Merger Agreement by (a) failing to use commercially reasonable efforts to obtain from Latham & Watkins LLP (“Latham”) the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code (“721 Opinion”), (b) issuing the Partnership’s Series A Convertible Preferred Units (the “Issuance”), and (c) making allegedly untrue representations and warranties in the Merger Agreement.
After a two-day trial on June 20 and 21, 2016, the Court ruled in favor of ET Defendants and issued a declaratory judgment that ET could terminate the merger after June 28, 2016 because of Latham’s inability to provide the required 721 Opinion. The Court did not reach a decision regarding Williams’ claims related to the Issuance nor the alleged untrue representations and warranties. On March 23, 2017, the Delaware Supreme Court affirmed the Court’s ruling on the June 2016 trial.
In September 2016, the parties filed amended pleadings. Williams filed an amended complaint seeking a $410 million termination fee based on the alleged breaches of the Merger Agreement listed above. ET Defendants filed amended counterclaims and affirmative defenses, asserting that Williams materially breached the Merger Agreement by, among other things, (a) failing to use its reasonable best efforts to consummate the merger, (b) failing to provide material information to ET for inclusion in the Form S-4 related to the merger, (c) failing to facilitate the financing of the merger, and (d) breaching the Merger Agreement’s forum-selection clause.

In July 2020, the Court denied ET Defendant’s Motion for Summary Judgment and Williams’ Motion for Partial Summary Judgment. ET Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can ET Defendants predict the amount of time and expense that will be required to resolve these lawsuits. ET Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which the defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. Briefing has concluded and oral argument was held on January 26, 2021.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution Pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn. On November 11, 2020, the PADEP issued an order that required additional approvals and work prior to placing the Revolution Pipeline back in service. The Partnership filed an appeal of this order on December 8, 2020.
The Pennsylvania Office of Attorney General has commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania has issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.
Chester County, Pennsylvania Investigation
In December 2018, the former Chester County District Attorney (the “Chester County DA”) sent a letter to the Partnership stating that his office was investigating the Partnership and related entities for “potential crimes” related to the Mariner East pipelines.
Subsequently, the matter was submitted to an Investigating Grand Jury in Chester County, Pennsylvania, which has issued subpoenas seeking documents and testimony. On September 24, 2019, the Chester County DA sent a Notice of Intent to the Partnership of its intent to pursue an abatement action if certain conditions were not remediated. The Partnership responded to the Notice of Intent within the proscribed time period.
In December 2019, the Chester County DA announced charges against a current employee related to the provision of security services. On June 25, 2020, a preliminary hearing was held on the charges against the employee, and the judge dismissed all charges.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (the “Delaware County DA”) announced that the Delaware County DA and the Pennsylvania Attorney General’s Office, at the request of the Delaware County DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. On March 16, 2020, the Pennsylvania Attorney General Office served a Statewide Investigating Grand Jury subpoena for documents relating to inadvertent returns and water supplies related to the Mariner East pipelines. While the Partnership will cooperate with the subpoena, it intends to vigorously defend itself.
Shareholder Litigation Regarding Pennsylvania Pipeline Construction
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
Cline Class Action Lawsuit
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (collectively, “SPMT”) that alleged SPMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012 and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
After a bench trial, on August 17, 2020, Judge John Gibney (sitting from the Eastern District of Virginia) issued an opinion that awarded the Class actual damages of $74.8 million for late payment interest for identified and unidentified royalty owners and interest-on-interest. This amount was later amended to $80.7 million to account for interest accrued from trial (the “Order”). Judge Gibney also awarded punitive damages in the amount of $75 million. The Class is also seeking attorneys’ fees.
On August 27, 2020, SPMT filed its Notice of Appeal with the 10th Circuit and appealed the entirety of the Order. SPMT cannot predict the outcome of the case, nor can SPMT predict the amount of time and expense that will be required to resolve the appeal, but intends to vigorously appeal the entirety of the Order.
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

In February 2017, we received letters from the DOJ on behalf of EPA and Louisiana Department of Environmental Quality (“LDEQ”) notifying SPLP and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three separate crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) which allegedly occurred in February 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) which allegedly occurred in October 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma which allegedly occurred in January 2015. In January 2019, a Consent Decree approved by all parties as well as an accompanying Complaint was filed in the United States District Court for the Western District of Louisiana seeking public comment and final court approval to resolve all penalties with the DOJ and LDEQ for the three releases. Subsequently, the court approved the Consent Decree and the penalty payment of $5.4 million was satisfied. The Consent Decree requires certain injunctive relief to be completed on the Longview-to-Mayersville pipeline within three years, but the injunctive relief is not expected to have any material impact on operations. In addition to resolution of the civil penalty and injunctive relief, we continue to discuss natural resource damages with the Louisiana trustees related to the Caddo Parish, Louisiana release.
In October 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a notice of proposed safety order (the “Notice”) to SPMT, a wholly-owned subsidiary of ETO. The Notice alleged that conditions exist on certain pipeline facilities owned and operated by SPMT in Nederland, Texas that pose a pipeline integrity risk to public safety, property or the environment. The Notice also made preliminary findings of fact and proposed corrective measures. SPMT responded to the Notice by submitting a timely written response on November 2, 2018, attended an informal consultation held on January 30, 2019 and entered into a consent agreement with PHMSA resolving the issues in the Notice as of March 2019. The Remedial Work Plan was approved by PHMSA on August 28, 2020.
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma. The release occurred on the Noble to Douglas 8” pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC. The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure. SPLP is negotiating a settlement agreement with the OCC for a lesser penalty. The OCC has accepted our counter offer in conjunction with a proposed consent order. The Consent Order was presented to the OCC at a hearing on August 18, 2020, and is awaiting final signature by the OCC Commissioners.
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
•Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2020, Sunoco had been named as a PRP at approximately 35 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	December 31,
	2020	2019
Current	$44	$46
Non-current	262	274
Total environmental liabilities	$306	$320
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
During the years ended December 31, 2020 and 2019, the Partnership recorded $29 million and $39 million, respectively, of expenditures related to environmental cleanup programs.
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
12.REVENUE:
Disaggregation of revenue
The major types of revenue within our reportable segments, are as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services;
•investment in Sunoco LP;
•fuel distribution and marketing;
•all other;
•investment in USAC;
•contract operations;

•retail parts and services; and
•all other.
Note 17 depicts the disaggregation of revenue by segment, with revenue amounts reflected in accordance with ASC Topic 606.
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
Keepwhole: Contracts under which we gather raw natural gas from a third-party producer, process the gas to convert it to pipeline quality natural gas, and redeliver to the producer a thermal-equivalent volume of pipeline quality natural gas. In exchange for these services, we retain the NGLs extracted from the raw natural gas received from the producer as well as cash fees paid by the producer. The value of NGLs retained as well as cash fees is recognized as revenue when the services are performed.
Percent of Proceeds (“POP”): Contracts under which we provide gathering and processing services in exchange for a specified percentage of the producer’s commodity (“POP percentage”) and also in some cases additional cash fees. The two types of POP revenue contracts are described below:
•In-Kind POP: We retain our POP percentage (non-cash consideration) and also any additional cash fees in exchange for providing the services. We recognize revenue for the non-cash consideration and cash fees at the time the services are performed.
•Mixed POP: We purchase NGLs from the producer and retain a portion of the residue gas as non-cash consideration for services provided. We may also receive cash fees for such services. Under Topic 606, these agreements were determined to be hybrid agreements which were partially supply agreements (for the NGLs we purchased) and customer agreements (for the services provided related to the product that was returned to the customer). Given that these are hybrid agreements, we split the cash and non-cash consideration between revenue and a reduction of costs based on the value of the service provided vs. the value of the supply received.
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
USAC’s contracts with customers may include multiple performance obligations. For such arrangements, USAC allocates revenues to each performance obligation based on its relative standalone service fee. USAC generally determines standalone service fees based on the service fees charged to customers or using expected cost plus margin.
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
The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed minimum fee, but allows customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long-term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2019	$394
Additions	651
Revenue recognized	(680)
Balance, December 31, 2019	365
Additions	771
Revenue recognized	(846)
Balance, December 31, 2020	$290
The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Contract Balances
Contract asset	$121	$117
Accounts receivable from contracts with customers	256	366
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2020, 2019 and 2018 was $18 million, $17 million and $14 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
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
Sunoco LP distributes fuel under long-term contracts to branded distributors, branded and unbranded third-party dealers, and branded and unbranded retail fuel outlets. Sunoco LP branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately nine years, with an estimated, volume-weighted term remaining of approximately four years.
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
As of December 31, 2020, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $40.35 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2020	$5,120	$5,475	$5,051	$24,701	$40,347
Practical Expedients Utilized by the Partnership
The Partnership elected the following practical expedients in accordance with Topic 606:
•Right to invoice: The Partnership elected to utilize an output method to recognize revenue that is based on the amount to which the Partnership has a right to invoice a customer for services performed to date, if that amount corresponds directly with the value provided to the customer for the related performance or its obligation completed to date. As such, the Partnership recognized revenue in the amount to which it had the right to invoice customers.
•Significant financing component: The Partnership elected not to adjust the promised amount of consideration for the effects of significant financing component if the Partnership expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Unearned variable consideration: The Partnership elected to only disclose the unearned fixed consideration associated with unsatisfied performance obligations related to our various customer contracts which contain both fixed and variable components.
•Incremental costs of obtaining a contract: The Partnership generally expenses sales commissions when incurred because the amortization period would have been less than one year. We record these costs within general and administrative expenses. The Partnership elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.
•Shipping and handling costs: The Partnership elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.
•Measurement of transaction price: The Partnership has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Partnership from a customer (i.e., sales tax, value added tax, etc.).
•Variable consideration of wholly unsatisfied performance obligations: The Partnership has elected to exclude the estimate of variable consideration to the allocation of wholly unsatisfied performance obligations.
13.LEASE ACCOUNTING:
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
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Operating leases:
Lease right-of-use assets, net	$863	$935
Operating lease current liabilities	53	60
Accrued and other current liabilities	1	1
Non-current operating lease liabilities	837	901
Finance leases:
Property, plant and equipment, net	$1	1
Lease right-of-use assets, net	3	29
Accrued and other current liabilities	1	1
Current maturities of long-term debt	1	6
Long-term debt, less current maturities	6	26
Other non-current liabilities	1	2

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

		Year Ended December 31,
	Income Statement Location	2020	2019
Operating lease costs:
Operating lease cost	Cost of goods sold	$14	$28
Operating lease cost	Operating expenses	75	73
Operating lease cost	Selling, general and administrative	17	16
Total operating lease costs		106	117
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	3	6
Interest on lease liabilities	Interest expense, net of capitalized interest	1	1
Total finance lease costs		4	7
Short-term lease cost	Operating expenses	31	42
Variable lease cost	Operating expenses	16	17
Lease costs, gross		157	183
Less: Sublease income	Other revenue	48	47
Lease costs, net		$109	$136
The weighted average remaining lease terms and weighted average discount rates as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	22	24
Finance leases	9	5
Weighted-average discount rate (%):
Operating leases	5%	5%
Finance leases	8%	5%
Cash flows and non-cash activity related to leases for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Operating cash flows from operating leases	$(117)	$(159)
Lease assets obtained in exchange for new finance lease liabilities	—	28
Lease assets obtained in exchange for new operating lease liabilities	42	40

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Operating leases	Finance leases	Total
2021	$99	$2	$101
2022	85	2	87
2023	79	2	81
2024	76	1	77
2025	75	1	76
Thereafter	1,140	4	1,144
Total lease payments	1,554	12	1,566
Less: present value discount	664	3	667
Present value of lease liabilities	$890	$9	$899
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
Rental income included in other revenue in our consolidated statement of operations for the years ended December 31, 2020 and 2019 was $144 million and $149 million, respectively.
Future minimum operating lease payments receivable as of December 31, 2020 are as follows:

Lease Payments
2021	$103
2022	64
2023	8
2024	3
2025	2
Thereafter	5
Total undiscounted cash flows	$185
14.DERIVATIVE ASSETS AND LIABILITIES:
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
The following table details our outstanding commodity-related derivatives:

	December 31, 2020		December 31, 2019
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	1,603	2021-2022	1,483	2020
Basis Swaps IFERC/NYMEX(1)	(44,225)	2021-2022	(35,208)	2020-2024
Power (Megawatt):
Forwards	1,392,400	2021-2029	3,213,450	2020-2029
Futures	18,706	2021-2022	(353,527)	2020
Options – Puts	519,071	2021	51,615	2020
Options – Calls	2,343,293	2021	(2,704,330)	2020-2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(29,173)	2021-2022	(18,923)	2020-2022
Swing Swaps IFERC	11,208	2021	(9,265)	2020
Fixed Swaps/Futures	(53,575)	2021-2022	(3,085)	2020-2021
Forward Physical Contracts	(11,861)	2021	(13,364)	2020-2021
NGL (MBbls) – Forwards/Swaps	(5,840)	2021-2022	(1,300)	2020-2021
Crude (MBbls) – Forwards/Swaps	—	—	4,465	2020
Refined Products (MBbls) – Futures	(2,765)	2021	(2,473)	2020-2021
Corn (thousand bushels)	—	—	(1,210)	2020
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(30,113)	2021	(31,780)	2020
Fixed Swaps/Futures	(30,113)	2021	(31,780)	2020
Hedged Item – Inventory	30,113	2021	31,780	2020

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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		December 31, 2020	December 31, 2019
July 2020 (2)(3)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	$—	$400
July 2021 (2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	400	400
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrial end-users, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$25	$24	$(32)	$—
	25	24	(32)	—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	90	319	(166)	(350)
Commodity derivatives	53	41	(71)	(39)
Interest rate derivatives	—	—	(448)	(399)
	143	360	(685)	(788)
Total derivatives	$168	$384	$(717)	$(788)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(448)	$(399)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	53	41	(71)	(39)
Broker cleared derivative contracts	Other current assets (liabilities)	115	343	(198)	(350)
		168	384	(717)	(788)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(44)	(18)	44	18
Counterparty netting	Other current assets (liabilities)	(64)	(318)	64	318
Total net derivatives		$60	$48	$(609)	$(452)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2020	2019	2018
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$—	$—	$(3)

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2020	2019	2018
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Revenues	$—	$(3)	$—
Commodity derivatives – Trading	Cost of products sold	8	21	32
Commodity derivatives – Non-trading	Cost of products sold	(34)	(100)	(102)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(203)	(241)	47
Total		$(229)	$(323)	$(23)

15.RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of ETO, Lake Charles LNG, Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $35 million, $66 million and $62 million to these 401(k) savings plans for the years ended December 31, 2020, 2019 and 2018, respectively.
As a result of the economic conditions in 2020, effective June 8, 2020, the Partnership ceased employer matching and profit sharing contributions through December 31, 2020. The Partnership resumed all such contributions in 2021.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2020, 2019, and 2018 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
Effective January 1, 2018, the plan was amended to extend coverage to a closed group of former employees based on certain criteria.
ETC Sunoco
ETC Sunoco has a plan which provides health care benefits for substantially all of its current retirees. The cost to provide the postretirement benefit plan is shared by ETC Sunoco. and its retirees. Access to postretirement medical benefits was phased out or eliminated for all employees retiring after July 1, 2010. ETC Sunoco has established a trust for its postretirement benefit liabilities. The funding of the trust eliminated substantially all of ETC Sunoco’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations.
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
Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2020			December 31, 2019
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$52	$34	$208	$1	$37	$198
Service cost	—	—	1	—	—	1
Interest cost	2	1	5	2	1	7
Benefits paid, net	(2)	(5)	(16)	(1)	(7)	(16)
Actuarial (gain) loss and other	5	1	10	4	—	18
Settlements	(2)	—	—	(4)	—	—
SemGroup Acquisition	—	—	—	50	3	—
Benefit obligation at end of period	55	31	208	52	34	208

Change in plan assets:
Fair value of plan assets at beginning of period	43	—	270	1	—	241
Return on plan assets and other	5	—	28	6	—	35
Employer contributions	1	—	9	1	—	10
Benefits paid, net	(2)	—	(16)	(1)	—	(16)
Settlements	(2)	—	—	(4)	—	—
SemGroup Acquisition	—	—	—	40	—	—
Fair value of plan assets at end of period	45	—	291	43	—	270

Amount underfunded (overfunded) at end of period	$10	$31	$(83)	$9	$34	$(62)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets		$—	$108	$—	$—	$88
Current liabilities	—	(4)	(2)	—	(5)	(2)
Non-current liabilities	(10)	(27)	(23)	(9)	(29)	(24)
	$(10)	$(31)	$83	$(9)	$(34)	$62

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$2	$(18)	$—	$1	$(5)
Prior service cost	—	—	21	—	—	40
	$—	$2	$3	$—	$1	$35

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2020			December 31, 2019
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$55	$31	N/A	$51	$34	N/A
Accumulated benefit obligation	55	31	208	52	34	208
Fair value of plan assets	45	—	291	43	—	270
Components of Net Periodic Benefit Cost

	December 31, 2020		December 31, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	3	5	3	7
Expected return on plan assets	(2)	(11)	(2)	(10)
Prior service cost amortization	—	19	—	26
Net periodic benefit cost	$1	$14	$1	$24
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2020		December 31, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	2.40%	2.04%	4.00%	2.71%
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2020		December 31, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.05%	2.94%	3.33%	3.76%
Expected return on assets:
Tax exempt accounts	4.57%	7.00%	3.37%	7.00%
Taxable accounts	—	4.75%	—	4.75%
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

The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the table below:

	December 31,
	2020	2019
Health care cost trend rate	7.30%	7.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.82%	4.83%
Year that the rate reaches the ultimate trend rate	2027	2026
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2020
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$1	$1	$—	$—
Mutual funds (1)	20	20	—	—
Fixed income securities	24	—	24	—
Total	$45	$21	$24	$—
(1)Comprised of approximately 100% equities as of December 31, 2020.

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$1	$1	$—	$—
Mutual funds (1)	19	19	—	—
Fixed income securities	23	—	23	—
Total	$43	$20	$23	$—
(1)Comprised of approximately 100% equities as of December 31, 2019.
The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2020
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$18	$18	$—	$—
Mutual funds(1)	202	202	—	—
Fixed income securities	71	—	71	—
Total	$291	$220	$71	$—

(1)Primarily comprised of approximately 59% equities, 40% fixed income securities and 1% cash as of December 31, 2020.

		Fair Value Measurements at December 31, 2019
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$14	$14	$—	$—
Mutual funds(1)	177	177	—	—
Fixed income securities	79	—	79	—
Total	$270	$191	$79	$—
(1)Primarily comprised of approximately 59% equities, 40% fixed income securities and 1% cash as of December 31, 2019.
The Level 1 plan assets are valued based on active market quotes. The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $6 million to pension plans and $8 million to other postretirement plans in 2021. The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
The Partnership’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

Years	Pension Benefits - Funded Plans	Pension Benefits - Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2021	$3	$5	$18
2022	4	4	18
2023	4	4	16
2024	4	3	15
2025	2	3	14
2026 – 2030	12	9	58
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.
Panhandle does not expect to receive any Medicare Part D subsidies in any future periods.
16.RELATED PARTY TRANSACTIONS:
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
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Years Ended December 31,
	2020	2019	2018
Affiliated revenues	$466	$492	$431

The following table summarizes the related company accounts receivable and accounts payable balances on our consolidated balance sheets:

	December 31,
	2020	2019
Accounts receivable from related companies:
FGT	$12	$50
Phillips 66	30	36
Traverse Rover LLC	—	42
Other	37	31
Total accounts receivable from related companies	$79	$159
As of December 31, 2020 and 2019, accounts payable with related companies in the Partnership’s consolidated balance sheets totaled $27 million and $31 million, respectively.
17.REPORTABLE SEGMENTS:
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
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL and refined products transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our crude oil transportation and services segment are reflected in crude sales and gathering, transportation and other fees. Revenues from our investment in Sunoco LP segment are primarily reflected in refined product sales. Revenues from our investment in USAC segment are primarily reflected in gathering, transportation and other fees. Revenues from our all other segment are primarily reflected in natural gas sales.
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
The following tables present financial information by segment:

	Years Ended December 31,
	2020	2019	2018
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,312	$2,749	$3,428
Intersegment revenues	232	350	309
	2,544	3,099	3,737
Interstate transportation and storage:
Revenues from external customers	1,841	1,941	1,664
Intersegment revenues	20	22	18
	1,861	1,963	1,682
Midstream:
Revenues from external customers	1,944	2,280	2,090
Intersegment revenues	3,082	3,751	5,432
	5,026	6,031	7,522
NGL and refined products transportation and services:
Revenues from external customers	8,501	9,920	10,119
Intersegment revenues	2,012	1,721	1,004
	10,513	11,641	11,123
Crude oil transportation and services:
Revenues from external customers	11,674	18,447	17,236
Intersegment revenues	5	—	96
	11,679	18,447	17,332
Investment in Sunoco LP:
Revenues from external customers	10,653	16,590	16,982
Intersegment revenues	57	6	12
	10,710	16,596	16,994
Investment in USAC:
Revenues from external customers	655	678	495
Intersegment revenues	12	20	13
	667	698	508
All other:
Revenues from external customers	1,374	1,608	2,073
Intersegment revenues	464	81	155
	1,838	1,689	2,228
Eliminations	(5,884)	(5,951)	(7,039)
Total revenues	$38,954	$54,213	$54,087

	Years Ended December 31,
	2020	2019	2018
Cost of products sold:
Intrastate transportation and storage	$1,478	$1,909	$2,665
Midstream	2,598	3,577	5,145
NGL and refined products transportation and services	7,139	8,393	8,462
Crude oil transportation and services	8,838	14,832	14,384
Investment in Sunoco LP	9,654	15,380	15,872
Investment in USAC	82	91	67
All other	1,527	1,504	2,006
Eliminations	(5,829)	(5,885)	(6,998)
Total cost of products sold	$25,487	$39,801	$41,603

	Years Ended December 31,
	2020	2019	2018
Depreciation, depletion and amortization:
Intrastate transportation and storage	$185	$184	$169
Interstate transportation and storage	411	387	334
Midstream	1,140	1,066	1,006
NGL and refined products transportation and services	667	613	466
Crude oil transportation and services	640	437	445
Investment in Sunoco LP	189	181	167
Investment in USAC	239	231	169
All other	207	48	103
Total depreciation, depletion and amortization	$3,678	$3,147	$2,859

	Years Ended December 31,
	2020	2019	2018
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$18	$18	$19
Interstate transportation and storage	17	222	227
Midstream	24	20	26
NGL and refined products transportation and services	60	53	64
Crude oil transportation and services	(2)	(1)	6
All other	2	(10)	2
Total equity in earnings of unconsolidated affiliates	$119	$302	$344

	Years Ended December 31,
	2020	2019	2018
Segment Adjusted EBITDA:
Intrastate transportation and storage	$863	$999	$927
Interstate transportation and storage	1,680	1,792	1,680
Midstream	1,670	1,602	1,627
NGL and refined products transportation and services	2,802	2,666	1,979
Crude oil transportation and services	2,258	2,898	2,385
Investment in Sunoco LP	739	665	638
Investment in USAC	414	420	289
All Other	105	98	40
Total Segment Adjusted EBITDA	10,531	11,140	9,565
Depreciation, depletion and amortization	(3,678)	(3,147)	(2,859)
Interest expense, net of interest capitalized	(2,327)	(2,331)	(2,055)
Impairment losses	(2,880)	(74)	(431)
Gains (losses) on interest rate derivatives	(203)	(241)	47
Non-cash compensation expense	(121)	(113)	(105)
Unrealized losses on commodity risk management activities	(71)	(5)	(11)
Inventory valuation adjustments	(82)	79	(85)
Losses on extinguishments of debt	(75)	(18)	(112)
Adjusted EBITDA related to unconsolidated affiliates	(628)	(626)	(655)
Equity in earnings of unconsolidated affiliates	119	302	344
Impairment of investments in unconsolidated affiliates	(129)	—	—
Adjusted EBITDA related to discontinued operations	—	—	25
Other, net	(79)	54	21
Income from continuing operations before income tax (expense) benefit	377	5,020	3,689
Income tax (expense) benefit from continuing operations	(237)	(195)	(4)
Income from continuing operations	140	4,825	3,685
Loss from discontinued operations, net of income taxes	—	—	(265)
Net income	$140	$4,825	$3,420

	December 31,
	2020	2019	2018
Segment assets:
Intrastate transportation and storage	$7,549	$6,648	$6,365
Interstate transportation and storage	17,730	18,111	15,081
Midstream	18,816	20,332	19,745
NGL and refined products transportation and services	21,578	19,145	18,267
Crude oil transportation and services	18,335	22,933	18,189
Investment in Sunoco LP	5,267	5,438	4,879
Investment in USAC	2,949	3,730	3,775
All other and eliminations	2,920	2,636	2,112
Total segment assets	$95,144	$98,973	$88,413

	Years Ended December 31,
	2020	2019	2018
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$49	$124	$344
Interstate transportation and storage	150	375	812
Midstream	487	827	1,161
NGL and refined products transportation and services	2,403	2,976	2,381
Crude oil transportation and services	291	403	474
Investment in Sunoco LP	124	148	103
Investment in USAC	119	200	205
All other	136	215	150
Total additions to property, plant and equipment (1)	$3,759	$5,268	$5,630
(1)Excluding acquisitions, net of contributions in aid of construction costs (capital expenditures related to the Partnership’s proportionate ownership on an accrual basis).

	December 31,
	2020	2019	2018
Investments in affiliates:
Intrastate transportation and storage	$89	$88	$83
Interstate transportation and storage	2,278	2,524	2,070
Midstream	110	112	124
NGL and refined products transportation and services	509	461	243
Crude oil transportation and services	22	242	28
All other	52	33	94
Total investments in affiliates	$3,060	$3,460	$2,642
18.QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. Earnings per unit are computed on a stand-alone basis for each quarter and total year.

	Quarters Ended
	March 31	June 30	September 30 (1)	December 31	Total Year
2020:
Revenues	$11,627	$7,338	$9,955	$10,034	$38,954
Operating income	61	1,336	244	1,339	2,980
Net income (loss)	(964)	672	(401)	833	140
Limited Partners’ interest in net income (loss)	(854)	353	(655)	509	(647)
Net income (loss) per limited partner unit:
Basic	$(0.32)	$0.13	$(0.24)	$0.19	$(0.24)
Diluted	$(0.32)	$0.13	$(0.24)	$0.19	$(0.24)
(1)For the three months ended September 30, 2020, the net loss attributable to partners presented above reflects a change from the amount previously reported in the Partnership’s interim financial statements, due to an adjustment to the allocation of income between the general and limited partners and the noncontrolling interest in a less than wholly-owned subsidiary of the Partnership. Basic and diluted net loss per limited partner unit have also been adjusted accordingly.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2019:
Revenues	$13,121	$13,877	$13,495	$13,720	$54,213
Operating income	1,927	1,819	1,830	1,627	7,203
Income from continuing operations	1,180	1,208	1,161	1,276	4,825
Net income	1,180	1,208	1,161	1,276	4,825
Limited Partners’ interest in net income	869	877	831	937	3,514
Net income per limited partner unit:
Basic	$0.31	$0.33	$0.33	$0.37	$1.34
Diluted	$0.31	$0.33	$0.33	$0.37	$1.33