Form 10-Q
period 2021-03-31
Energy Transfer LP
filed 2021-05-07
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
(214) 981-0700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	ET	New York Stock Exchange
7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprC	New York Stock Exchange
7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprD	New York Stock Exchange
7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	ETprE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At April 30, 2021, the registrant had 2,703,496,243 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

i

Definitions
References to the “Partnership” or “ET” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC

DOJ	U.S. Department of Justice

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC (formerly SemCAMS Midstream ULC), a less than wholly-owned subsidiary of ET

EPA	U.S. Environmental Protection Agency

ET Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units and Series G Preferred Units (all originally issued by ETO and exchanged for preferred units issued by ET on April 1, 2021)

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of ET, which owns the Tiger Pipeline

ETO	Energy Transfer Operating, L.P.

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ET, which owns the Houston Terminal

Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly-owned subsidiary of ET

LE GP	LE GP, LLC, the general partner of ET

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of ET

Regency	Regency Energy Partners LP

ii

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P, a wholly-owned subsidiary of ET

Sunoco R&M	Sunoco (R&M), LLC (formerly Sunoco, Inc. (R&M))

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ET

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a subsidiary of ET

USAC Preferred Units	USAC Series A preferred units

White Cliffs	White Cliffs Pipeline, L.L.C.

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$355	$367
Accounts receivable, net	5,288	3,875
Accounts receivable from related companies	90	79
Inventories	1,810	1,739
Income taxes receivable	29	35
Derivative assets	16	9
Other current assets	232	213
Total current assets	7,820	6,317

Property, plant and equipment	94,672	94,115
Accumulated depreciation and depletion	(19,868)	(19,008)
	74,804	75,107

Investments in unconsolidated affiliates	3,009	3,060
Lease right-of-use assets, net	857	866
Other non-current assets, net	1,680	1,657
Intangible assets, net	5,657	5,746
Goodwill	2,391	2,391
Total assets	$96,218	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,732	$2,809
Accounts payable to related companies	23	27
Derivative liabilities	120	238
Operating lease current liabilities	52	53
Accrued and other current liabilities	2,829	2,775
Current maturities of long-term debt	23	21
Total current liabilities	7,779	5,923

Long-term debt, less current maturities	47,712	51,417
Non-current derivative liabilities	136	237
Non-current operating lease liabilities	820	837
Deferred income taxes	3,550	3,428
Other non-current liabilities	1,198	1,152

Commitments and contingencies
Redeemable noncontrolling interests	769	762

Equity:
Limited Partners:
Common Unitholders	21,428	18,531
General Partner	(5)	(8)
Accumulated other comprehensive income	8	6
Total partners’ capital	21,431	18,529
Noncontrolling interests	12,823	12,859
Total equity	34,254	31,388
Total liabilities and equity	$96,218	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Refined product sales	$3,524	$3,232
Crude sales	2,988	3,543
NGL sales	2,906	1,689
Gathering, transportation and other fees	2,266	2,385
Natural gas sales	5,124	588
Other	187	190
Total revenues	16,995	11,627
COSTS AND EXPENSES:
Cost of products sold	10,948	8,291
Operating expenses	820	879
Depreciation, depletion and amortization	954	867
Selling, general and administrative	201	204
Impairment losses	3	1,325
Total costs and expenses	12,926	11,566
OPERATING INCOME	4,069	61
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(589)	(602)
Equity in earnings (losses) of unconsolidated affiliates	55	(7)
Losses on extinguishments of debt	(7)	(62)
Gains (losses) on interest rate derivatives	194	(329)
Other, net	(6)	3
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,716	(936)
Income tax expense	75	28
NET INCOME (LOSS)	3,641	(964)
Less: Net income (loss) attributable to noncontrolling interests	341	(121)
Less: Net income attributable to redeemable noncontrolling interests	12	12
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	3,288	(855)
General Partner’s interest in net income (loss)	3	(1)
Limited Partners’ interest in net income (loss)	$3,285	$(854)
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$1.22	$(0.32)
Diluted	$1.21	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,641	$(964)
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	—	(9)
Actuarial gain related to pension and other postretirement benefit plans	5	3
Foreign currency translation adjustments	12	(64)
Change in other comprehensive loss from unconsolidated affiliates	(9)	(16)
	8	(86)
Comprehensive income (loss)	3,649	(1,050)
Less: Comprehensive income (loss) attributable to noncontrolling interests	347	(159)
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	12
Comprehensive income (loss) attributable to partners	$3,290	$(903)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2020	$18,531	$(8)	$6	$12,859	$31,388
Distributions to partners	(406)	—	—	—	(406)
Distributions to noncontrolling interests	—	—	—	(406)	(406)
Capital contributions from noncontrolling interests	—	—	—	20	20
Other comprehensive income, net of tax	—	—	2	6	8
Other, net	18	—	—	3	21
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,285	3	—	341	3,629
Balance, March 31, 2021	$21,428	$(5)	$8	$12,823	$34,254

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2019	$21,935	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(1,591)	(1)	—	—	(1,592)
Distributions to noncontrolling interests	—	—	—	(444)	(444)
Subsidiary units issued	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	(48)	(38)	(86)
Other, net	22	—	—	(7)	15
Net loss, excluding amounts attributable to redeemable noncontrolling interests	(854)	(1)	—	(121)	(976)
Balance, March 31, 2020	$19,512	$(6)	$(59)	$13,083	$32,530
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$3,641	$(964)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	954	867
Deferred income taxes	66	42
Inventory valuation adjustments	(100)	227
Non-cash compensation expense	28	22
Impairment losses	3	1,325
Losses on extinguishments of debt	7	62
Distributions on unvested awards	(6)	(11)
Equity in (earnings) losses of unconsolidated affiliates	(55)	7
Distributions from unconsolidated affiliates	45	58
Other non-cash	39	17
Net change in operating assets and liabilities, net of effects of acquisitions	533	176
Net cash provided by operating activities	5,155	1,828
INVESTING ACTIVITIES:
Capital expenditures, excluding allowance for equity funds used during construction	(698)	(1,621)
Contributions in aid of construction costs	3	25
Contributions to unconsolidated affiliates	(2)	(9)
Distributions from unconsolidated affiliates in excess of cumulative earnings	55	52
Proceeds from the sale of other assets	7	2
Other	—	(6)
Net cash used in investing activities	(635)	(1,557)
FINANCING ACTIVITIES:
Proceeds from borrowings	4,751	12,134
Repayments of debt	(8,479)	(12,898)
Subsidiary units issued for cash	—	1,580
Capital contributions from noncontrolling interests	20	95
Distributions to partners	(406)	(770)
Distributions to noncontrolling interests	(406)	(444)
Distributions to redeemable noncontrolling interest	(12)	(12)
Debt issuance costs	—	(51)
Net cash used in financing activities	(4,532)	(366)
Decrease in cash and cash equivalents	(12)	(95)
Cash and cash equivalents, beginning of period	367	291
Cash and cash equivalents, end of period	$355	$196
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
On April 1, 2021, ET, ETO and certain of ETO’s subsidiaries consummated several internal reorganization transactions (the “Rollup Mergers”). In connection with the Rollup Mergers, Sunoco Logistics Operations and its general partner merged with and into ETO, with ETO surviving, and immediately thereafter, ETO merged with and into ET, with ET surviving. The impacts of the Rollup Mergers also included the following:
•All of ETO’s long-term debt was assumed by ET, as more fully described in Note 7.
•Each issued and outstanding ETO preferred unit was converted into the right to receive one newly created ET preferred unit. A description of the ET Preferred Units is included in Note 9.
•Each of ETO’s issued and outstanding Class K, Class L, Class M and Class N units, all of which were held by ETP Holdco Corporation, a wholly-owned subsidiary of ETO, were converted into an aggregate 675,625,000 newly created Class B Units representing limited partner interests in ET.
Our financial statements reflect the following reportable segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The consolidated financial statements of the Partnership presented herein include the results of operations of our controlled subsidiaries, including Sunoco LP and USAC.
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

Use of Estimates
The unaudited consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues, expenses and the accrual for and disclosure of contingent assets and liabilities that exist at the date of the consolidated financial statements. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could be different from those estimates.
2.ACQUISITIONS AND RELATED TRANSACTIONS
Pending Enable Acquisition
On February 16, 2021, the Partnership entered into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable preferred unit will be exchanged for 0.0265 of a Series G Preferred Unit, and ET will make a $10 million cash payment for Enable’s general partner. Pursuant to support agreements entered into in connection with the merger agreement, the two largest Enable unitholders have delivered their written consents to approve the merger. These unitholders collectively own 79% of Enable’s outstanding common units, and those consents are therefore sufficient to approve the merger. The transaction is subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino Act (“HSR”) clearance.
We anticipate that the Federal Trade Commission (“FTC”) will issue requests for additional information and documentary material, commonly known as “second requests,” which would extend the HSR waiting period until the 30th calendar day after the date that both parties substantially comply with the second requests. We continue to believe that the FTC will grant unconditional clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the second half of 2021.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2021 or December 31, 2020.
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
The net change in operating assets and liabilities (net of effects of acquisitions) included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2021	2020
Accounts receivable	$(1,413)	$1,667
Accounts receivable from related companies	(11)	(20)
Inventories	30	281
Other current assets	(12)	110
Other non-current assets, net	(31)	(101)
Accounts payable	1,958	(1,704)
Accounts payable to related companies	(7)	(21)
Accrued and other current liabilities	194	(233)
Other non-current liabilities	51	37
Derivative assets and liabilities, net	(226)	160
Net change in operating assets and liabilities, net of effects of acquisitions	$533	$176

Non-cash activities were as follows:

	Three Months Ended March 31,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$559	$1,015
Accrued distributions to partners	—	822
Lease assets obtained in exchange for new lease liabilities	14	17
4.INVENTORIES
Inventories consist principally of natural gas held in storage, NGLs, and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of March 31, 2021 and December 31, 2020, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $211 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three months ended March 31, 2021 and 2020, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.

	March 31, 2021	December 31, 2020
Natural gas, NGLs and refined products	$1,020	$1,013
Crude oil	350	287
Spare parts and other	440	439
Total inventories	$1,810	$1,739
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the three months ended March 31, 2021, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2021
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	2	2	—
Forward Physical Contracts	6	—	6
Power:
Forwards	14	—	14
Futures	1	1	—
NGLs – Forwards/Swaps	91	91	—
Refined Products – Futures	2	2	—
Crude – Forwards/Swaps	135	135	—
Total commodity derivatives	266	245	21
Other non-current assets	36	24	12
Total assets	$302	$269	$33
Liabilities:
Interest rate derivatives	$(254)	$—	$(254)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)	—
Fixed Swaps/Futures	(7)	(7)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(9)	—	(9)
Futures	(2)	(2)	—
NGLs – Forwards/Swaps	(162)	(162)	—
Refined Products – Futures	(2)	(2)	—
Crude – Forwards/Swaps	(130)	(130)	—
Total commodity derivatives	(324)	(313)	(11)
Total liabilities	$(578)	$(313)	$(265)

		Fair Value Measurements at December 31, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	13	13	—
Forward Physical Contracts	5	—	5
Power:
Forwards	4	—	4
Futures	2	2	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	127	127	—
Refined Products – Futures	3	3	—
Total commodity derivatives	168	158	10
Other non-current assets	34	22	12
Total assets	$202	$180	$22
Liabilities:
Interest rate derivatives	$(448)	$—	$(448)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(3)	—	(3)
Fixed Swaps/Futures	(13)	(13)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(227)	(227)	—
Refined Products – Futures	(11)	(11)	—
Total commodity derivatives	(269)	(265)	(4)
Total liabilities	$(717)	$(265)	$(452)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2021 were $51.39 billion and $47.74 billion, respectively. As of December 31, 2020, the aggregate fair value and carrying amount of our consolidated debt obligations were $56.21 billion and $51.44 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs used for similar liabilities.

6.NET INCOME (LOSS) PER LIMITED PARTNER UNIT
A reconciliation of income and weighted average units used in computing basic and diluted income (loss) per unit is as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,641	$(964)
Less: Net income (loss) attributable to noncontrolling interests	341	(121)
Less: Net income attributable to redeemable noncontrolling interests	12	12
Net income (loss), net of noncontrolling interests	3,288	(855)
Less: General Partner’s interest in income (loss)	3	(1)
Income (loss) available to Limited Partners	$3,285	$(854)
Basic Income (Loss) per Limited Partner Unit:
Weighted average limited partner units	2,702.8	2,691.7
Basic income (loss) per Limited Partner unit	$1.22	$(0.32)
Diluted Income (Loss) per Limited Partner Unit:
Income (loss) available to Limited Partners	$3,285	$(854)
Dilutive effect of equity-based compensation of subsidiaries (1)	—	—
Diluted income (loss) available to Limited Partners	$3,285	$(854)
Weighted average limited partner units	2,702.8	2,691.7
Dilutive effect of unvested unit awards (1)	5.8	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,708.6	2,691.7
Diluted income (loss) per Limited Partner unit	$1.21	$(0.32)
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
As discussed in Note 1 above, in connection with the Rollup Mergers on April 1, 2021, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the first quarter of 2021, ETO redeemed its $600 million of 4.40% senior notes due April 1, 2021 and its $800 million of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility. Borrowings under the Term Loan mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. As of March 31, 2021, the Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 1.11%.
Five-Year Credit Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its revolving credit facility (the “Five-Year Credit Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the Five-Year Credit Facility. The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2021, the Five-Year Credit Facility had $800 million of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $4.08 billion, after accounting for outstanding letters of credit in the amount of $121 million. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 0.45%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility. The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of March 31, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of March 31, 2021, the Sunoco LP Credit Facility had $381 million of outstanding borrowings and $8 million in standby letters of credit. The amount available for future borrowings at March 31, 2021 was $1.10 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 1.86%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity. As of March 31, 2021, USAC had $503 million of outstanding borrowings and no outstanding letters of credit under the USAC Credit Facility. As of March 31, 2021, USAC had $1.10 billion of availability under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 3.20%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$278 million at the March 31, 2021 exchange rate) senior secured term loan facility, a C$525 million (US$417 million at the March 31, 2021 exchange rate) senior secured revolving credit facility, and a C$300 million (US$239 million at the March 31, 2021 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$199 million at the March 31, 2021 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of March 31, 2021, the Energy Transfer Canada senior secured term loan facility and senior secured revolving credit facility had $261 million and $65 million, respectively, of outstanding borrowings. As of March 31, 2021, the KAPS Facility had no outstanding borrowings.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2021. For the quarter ended March 31, 2021, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.23x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of March 31, 2021 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, redeemable noncontrolling interests includes a balance of $277 million related to Energy Transfer Canada preferred shares.
USAC Preferred Units
As of March 31, 2021, USAC had 500,000 USAC Preferred Units issued and outstanding. The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units will be convertible into USAC common units at the election of the holders beginning in 2021. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by the fifth anniversary of the issue date, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, at any time on or after the tenth anniversary of the issue date, the holders of the USAC

Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and the Partnership may elect to pay up to 50% of such redemption amount in USAC common units.
Energy Transfer Canada Redeemable Preferred Stock
Energy Transfer Canada has 300,000 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at Energy Transfer Canada’s option at a redemption price of C$1,100 (US$875 at the March 31, 2021 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of Energy Transfer Canada. The preferred stock is convertible to Energy Transfer Canada common shares in the event of an initial public offering by Energy Transfer Canada.
Dividends on the preferred stock are payable in-kind through the quarter ending June 30, 2021. The dividends paid-in-kind increased the liquidation preference such that, as of March 31, 2021, the preferred stock was convertible into 351,954 shares.
9.EQUITY
ET Common Units
The change in ET common units during the three months ended March 31, 2021 was as follows:

Number of Units
Number of common units at December 31, 2020	2,702.4
Common units issued in connection with the distribution reinvestment plan	0.9
Common units vested under equity incentive plans and other	0.2
Number of common units at March 31, 2021	2,703.5
ET Repurchase Program
During the three months ended March 31, 2021, ET did not repurchase any ET common units under its current buyback program. As of March 31, 2021, $911 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the three months ended March 31, 2021, distributions of $6 million were reinvested under the distribution reinvestment program. As of March 31, 2021, a total of 20 million ET common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
The Partnership’s distribution on its common units with respect to the quarter ended March 31, 2020 was declared on March 31, 2020 and accrued as of that date. For the three months ended March 31, 2020, the consolidated statement of equity reflects distributions to common unitholders for two quarters.
ET Preferred Units
Conversion of ETO Preferred Units to ET Preferred Units
In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1, all of ETO’s previously outstanding preferred units were converted to ET Preferred Units with identical distribution and redemption rights, as described under “Description of ET Preferred Units” below.
As of and prior to March 31, 2021, the ET Preferred Units were reflected as noncontrolling interests on the Partnership’s consolidated financial statements. Beginning April 1, 2021, the ET Preferred Units will be reflected as limited partner interests in the Partnership’s consolidated financial statements.

Cash Distributions on ET Preferred Units
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)
December 31, 2020 (2)	February 1, 2021	February 16, 2021	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2021	May 3, 2021	May 17, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.63
(1)Series A, Series B, Series F and Series G distributions are paid on a semi-annual basis.
(2)Distributions for the period ended December 31, 2020 reflect distributions paid on the ETO preferred units prior to the conversion to ET Preferred Units, as discussed above.
Description of ET Preferred Units
Following is a summary of the distribution and redemption rights associated with the ET Preferred Units:
•Series A Preferred Units. Distributions on the Series A Preferred Units will accrue and be cumulative to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.028% per annum. Distributions on the Series A Preferred Units will be payable semi-annually in arrears on the 15th day of February and August of each year. The Series A Preferred Units are redeemable at ET’s option on or after February 15, 2023 at a redemption price of $1,000 per Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
•Series B Preferred Units. Distributions on the Series B Preferred Units will accrue and be cumulative to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.155% per annum. Distributions on the Series B Preferred Units will be payable semi-annually in arrears on the 15th day of February and August of each year. The Series B Preferred Units are redeemable at ET’s option on or after February 15, 2028 at a redemption price of $1,000 per Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
•Series C Preferred Units. Distributions on the Series C Preferred Units will accrue and be cumulative to, but excluding, May 15, 2023, at a rate of 7.375% per annum of the stated liquidation preference of $25. On and after May 15, 2023, distributions on the Series C Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.530% per annum. Distributions on the Series C Preferred Units will be payable quarterly in arrears on the 15th day of February, May, August and November of each year. The Series C Preferred Units are redeemable at ET’s option on or after May 15, 2023 at a redemption price of $25 per Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
•Series D Preferred Units. Distributions on the Series D Preferred Units will accrue and be cumulative to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 4.738% per annum. Distributions on the Series D Preferred Units will be payable quarterly in arrears on the 15th day of February, May, August and November of each year. The Series D Preferred Units are redeemable at ET’s option on or after August 15, 2023 at a redemption price of $25 per Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
•Series E Preferred Units. Distributions on the Series E Preferred Units will accrue and be cumulative to, but excluding, May 15, 2024, at a rate of 7.600% per annum of the stated liquidation preference of $25. On and after May 15, 2024, distributions on the Series E Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, determined quarterly, plus a spread of 5.161% per annum. Distributions on the Series E Preferred Units will be payable quarterly in arrears on the 15th day of February, May, August and November of each year. The Series E Preferred Units are redeemable at ET’s option on or after May 15, 2024 at a redemption price of $25 per Series E Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.

•Series F Preferred Units. Distributions on the Series F Preferred Units will accrue and be cumulative to, but excluding, May 15, 2025, at a rate equal to 6.750% per annum of the $1,000 liquidation preference. On and after May 15, 2025, the distribution rate on the Series F Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.134% per annum. Distributions on the Series F Preferred Units will be payable semi-annually in arrears on the 15th day of May and November of each year. The Series F Preferred Units are redeemable at ET’s option on or after May 15, 2025 at a redemption price of $1,000 per Series F Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
•Series G Preferred Units. Distributions on the Series G Preferred Units will accrue and be cumulative to, but excluding, May 15, 2030, at a rate equal to 7.125% per annum of the $1,000 liquidation preference. On and after May 15, 2030, the distribution rate on the Series G Preferred Units will equal a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.306% per annum. Distributions on the Series G Preferred Units will be payable semi-annually in arrears on the 15th day of May and November of each year. The Series G Preferred Units are redeemable at ET’s option on or after May 15, 2030 at a redemption price of $1,000 per Series G Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Noncontrolling Interests
The Partnership’s consolidated financial statements include Sunoco LP and USAC, both of which are publicly traded master limited partnerships, as well as other less-than-wholly-owned, consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
USAC Cash Distributions
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	March 31, 2021	December 31, 2020
Available-for-sale securities	$18	$18
Foreign currency translation adjustment	21	7
Actuarial loss related to pensions and other postretirement benefits	(2)	(7)
Investments in unconsolidated affiliates, net	(23)	(14)
Total AOCI, net of tax	14	4
Amounts attributable to noncontrolling interest	(6)	2
Total AOCI included in partners’ capital, net of tax	$8	$6

10.INCOME TAXES
The Partnership’s effective tax rate differs from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level.
11.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and also affected the results of operations in certain segments. The recognition of the impacts of Winter Storm Uri during the three months ended March 31, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
FERC Proceedings
By Order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the order of the Chief Judge dated October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision.
Commitments
In the normal course of business, our subsidiaries purchase, process and sell natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. We believe that the terms of these agreements are commercially reasonable and will not have a material adverse effect on its financial position or results of operations.
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

	Three Months Ended March 31,
	2021	2020
ROW expense	$6	$10
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
As of March 31, 2021 and December 31, 2020, accruals of approximately $49 million and $77 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $80 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the District Court vacated the easement and ordered Dakota Access to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the United States Court of Appeals for the District of Columbia (“Court of Appeals”) which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals 1) granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, 2) denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether the USACE would be required to prepare an EIS, and 3) denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expected the USACE to clarify its position with respect to whether USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary.
On August 10, 2020, the District Court ordered the USACE to submit a status report by August 31, 2020, clarifying its position with regard to its decision-making process with respect to the continued operation of the pipeline. On August 31, 2020, the USACE submitted a status report that indicated that it considered the presence of the pipeline at the Lake Oahe crossing without an easement to constitute an encroachment on federal land, and that it was still considering whether to exercise its enforcement discretion regarding this encroachment. The Tribes subsequently filed a motion seeking an injunction to stop the operation of the pipeline and both of the USACE and Dakota Access filed briefs in opposition of the motion for injunction. The motion for injunction was fully briefed as of January 8, 2021.
On January 26, 2021, the Court of Appeals affirmed the District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the Court of Appeals also overturned the District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the Court of Appeals denied. Dakota Access has until September 30, 2021 to petition the U.S. Supreme Court to hear the case.
The District Court scheduled a status conference for February 10, 2021 to discuss the effects of the Court of Appeals’ January 26, 2021 order on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. At the request of the USACE, on February 9, 2021 the District Court granted a two-month continuance for the status conference until April 9, 2021. On April 9, 2021, the District Court granted Dakota Access’s request for the opportunity to file updates to its declarations supporting the opposition to injunctive relief and thereafter granted the Tribes’ request to file updates to their declarations supporting their position with respect to injunctive relief. Dakota Access and the Tribes filed their supplemental declarations on April 19,

2021 and April 26, 2021, respectively. On April 26, 2021, the District Court requested that USACE advise it by May 3, 2021 as to USACE’s current position, if it has one, with respect to the Motion. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. The USACE also advised the District Court that it expected that the EIS will be completed by March 2022. The District Court is expected to rule on the motion in the near future.
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
MTBE Litigation
ETC Sunoco Holdings LLC and Sunoco R&M (collectively, “Sunoco Defendants”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of March 31, 2021, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
Regency Merger Litigation
On June 10, 2015, Adrian Dieckman (“Dieckman or Plaintiff”), a purported Regency unitholder, filed a class action complaint related to the Regency-ETO merger (the “Regency Merger”) in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP LP, Regency GP LLC, ET, ETO, Energy Transfer Partners GP, L.P., and the members of Regency’s board of directors.
The Regency Merger Litigation alleges that the Regency Merger breached the Regency partnership agreement. On March 29, 2016, the Delaware Court of Chancery granted the defendants’ motion to dismiss the lawsuit in its entirety. Plaintiff appealed, and the Delaware Supreme Court reversed the judgment of the Court of Chancery. Plaintiff then filed an Amended Verified Class Action Complaint, which defendants moved to dismiss. The Court of Chancery granted in part and denied in part the motions to dismiss, dismissing the claims against all defendants other than Regency GP LP and Regency GP LLC (the “Regency Defendants”). The Court of Chancery later granted plaintiff’s unopposed motion for class certification. Trial was held on December 10-16, 2019, and a post-trial hearing was held on May 6, 2020. On February 15, 2021, the Court of Chancery ruled in favor of the Regency Defendants on all claims at issue in this litigation, determined that the Regency Merger was fair and reasonable to Regency, and denied plaintiff any relief.

On March 19, 2021, Plaintiff filed a notice of appeal. The Regency Defendants cannot predict the outcome of this appeal but intend to vigorously oppose it.
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
In July 2020, the Court denied ET Defendant’s Motion for Summary Judgment and Williams’ Motion for Partial Summary Judgment. Trial is currently set for May 10-17, 2021. ET Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can ET Defendants predict the amount of time and expense that will be required to resolve these lawsuits. ET Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
Rover
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which the defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. Briefing has concluded and oral argument was held on January 26, 2021. The parties are awaiting a decision.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn. On November 11, 2020, the PADEP issued an order that required additional approvals and work prior to placing the Revolution Pipeline back in service. The Partnership filed an appeal of this order on December 8, 2020. On February 26, 2021, the Partnership entered into a Consent Order and Agreement with the Department in which, among other things, allowed the Partnership to place the Revolution pipeline back in service, the Partnership agreed to pay a $125,000 penalty, and all related appeals were withdrawn.
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
Shareholder Litigation Regarding Pennsylvania Pipeline Construction
Four purported unitholders of ET filed derivative actions against various past and current members of ET’s Board of Directors, LE GP, and ET, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of ET’s limited partnership agreement, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania. They also seek damages and changes to ET’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); and King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.). Another purported unitholder of ET, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against ET and three of ET’s directors, Kelcy L. Warren, John W. McReynolds, and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants ET directors Marshall McCrea and Matthew Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn, and Hennigan. The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing; nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco R&M and Sunoco Partners Marketing & Terminals L.P. (collectively, “SPMT”) that alleged SPMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012 and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma. The rupture occurred on the Noble to Douglas 8-inch pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC. The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure. SPLP is finalizing a settlement agreement with the OCC for a lesser penalty
Environmental Remediation
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
•legacy sites related to Sunoco, Inc. are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.
•Sunoco Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2021, Sunoco, Inc. had been named as a PRP at approximately 35 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	March 31, 2021	December 31, 2020
Current	$46	$44
Non-current	255	262
Total environmental liabilities	$301	$306
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
During the three months ended March 31, 2021 and 2020, the Partnership recorded $6 million and $9 million, respectively, of expenditures related to environmental cleanup programs.
Our pipeline operations are subject to regulation by the United States Department of Transportation under PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur future capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
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

12.REVENUE
Disaggregation of Revenue
The Partnership’s consolidated financial statements reflect eight reportable segments, which also represent the level at which the Partnership aggregates revenue for disclosure purposes. Note 15 depicts the disaggregation of revenue by segment.
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
The Partnership recognizes a contract liability if the customer’s payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Certain contracts contain provisions requiring customers to pay a fixed minimum fee, but allow customers to apply such fees against services to be provided at a future point in time. These amounts are reflected as deferred revenue until the customer applies the deficiency fees to services provided or becomes unable to use the fees as payment for future services due to expiration of the contractual period the fees can be applied or physical inability of the customer to utilize the fees due to capacity constraints. Additionally, Sunoco LP maintains some franchise agreements requiring dealers to make one-time upfront payments for long term license agreements. Sunoco LP recognizes a contract liability when the upfront payment is received and recognizes revenue over the term of the license.
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2020	$290
Additions	249
Revenue recognized	(165)
Balance, March 31, 2021	$374

Balance, December 31, 2019	$365
Additions	170
Revenue recognized	(196)
Balance, March 31, 2020	$339
The balances of Sunoco LP’s contract assets were as follows:

	March 31, 2021	December 31, 2020
Contract balances:
Contract assets	$134	$121
Accounts receivable from contracts with customers	324	256
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g., sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the three months ended March 31, 2021 and 2020 was $4 million and $5 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

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
As of March 31, 2021, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations is $40.32 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2021
	(remainder)	2022	2023	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2021	$4,673	$5,621	$5,094	$24,935	$40,323
13.DERIVATIVE ASSETS AND LIABILITIES
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2021		December 31, 2020
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	21,125	2021-2022	(44,225)	2021-2022
Fixed Swaps/Futures	1,493	2021-2022	1,603	2021-2022
Power (Megawatt):
Forwards	408,800	2021-2029	1,392,400	2021-2029
Futures	(32,918)	2021-2022	18,706	2021-2022
Options – Puts	174,398	2021-2022	519,071	2021
Options – Calls	(202,034)	2021-2022	2,343,293	2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(25,610)	2021-2022	(29,173)	2021-2022
Swing Swaps IFERC	(13,573)	2021	11,208	2021
Fixed Swaps/Futures	(18,425)	2021-2022	(53,575)	2021-2022
Forward Physical Contracts	(15,338)	2022	(11,861)	2021
NGLs (MBbls) – Forwards/Swaps	(2,759)	2021-2022	(5,840)	2021-2022
Refined Products (MBbls) – Futures	(1,724)	2021-2023	(2,765)	2021
Crude (MBbls) – Forwards/Swaps	(3,592)	2021-2022	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(14,068)	2021	(30,113)	2021
Fixed Swaps/Futures	(14,068)	2021	(30,113)	2021
Hedged Item – Inventory	14,068	2021	30,113	2021
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2021	December 31, 2020
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$400	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
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
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in our statement of operations or statement of comprehensive income (loss).

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$6	$25	$(12)	$(32)
	6	25	(12)	(32)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	98	90	(164)	(166)
Commodity derivatives	162	53	(148)	(71)
Interest rate derivatives	—	—	(254)	(448)
	260	143	(566)	(685)
Total derivatives	$266	$168	$(578)	$(717)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(254)	$(448)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	162	53	(148)	(71)
Broker cleared derivative contracts	Other current assets (liabilities)	104	115	(176)	(198)
Total gross derivatives		266	168	(578)	(717)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(146)	(44)	146	44
Counterparty netting	Other current assets (liabilities)	(92)	(64)	92	64
Total net derivatives		$28	$60	$(340)	$(609)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2021	2020
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$3	$5
Commodity derivatives – Non-trading	Cost of products sold	(42)	112
Interest rate derivatives	Gains (losses) on interest rate derivatives	194	(329)
Total		$155	$(212)
14.RELATED PARTY TRANSACTIONS
The Partnership has related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the revenues from related companies on our consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Revenues from related companies	$130	$133
The following table summarizes the accounts receivable from related companies on our consolidated balance sheets:

	March 31, 2021	December 31, 2020
Accounts receivable from related companies:
FGT	$14	$12
Phillips 66	21	30
Various	55	37
Total accounts receivable from related companies	$90	$79
As of March 31, 2021 and December 31, 2020, accounts payable to related companies on our consolidated balance sheets totaled $23 million and $27 million, respectively.

15.REPORTABLE SEGMENTS
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
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2021	2020
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$3,976	$536
Intersegment revenues	924	57
	4,900	593
Interstate transportation and storage:
Revenues from external customers	501	459
Intersegment revenues	24	5
	525	464
Midstream:
Revenues from external customers	578	501
Intersegment revenues	2,094	669
	2,672	1,170
NGL and refined products transportation and services:
Revenues from external customers	3,397	2,118
Intersegment revenues	593	597
	3,990	2,715
Crude oil transportation and services:
Revenues from external customers	3,500	4,213
Intersegment revenues	—	—
	3,500	4,213
Investment in Sunoco LP:
Revenues from external customers	3,469	3,260
Intersegment revenues	2	12
	3,471	3,272
Investment in USAC:
Revenues from external customers	155	176
Intersegment revenues	3	3
	158	179
All other:
Revenues from external customers	1,419	364
Intersegment revenues	93	149
	1,512	513
Eliminations	(3,733)	(1,492)
Total revenues	$16,995	$11,627

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDA:
Intrastate transportation and storage	$2,813	$240
Interstate transportation and storage	453	404
Midstream	288	383
NGL and refined products transportation and services	647	663
Crude oil transportation and services	510	591
Investment in Sunoco LP	157	209
Investment in USAC	100	106
All other	72	39
Adjusted EBITDA (consolidated)	5,040	2,635
Depreciation, depletion and amortization	(954)	(867)
Interest expense, net of interest capitalized	(589)	(602)
Impairment losses	(3)	(1,325)
Gains (losses) on interest rate derivatives	194	(329)
Non-cash compensation expense	(28)	(22)
Unrealized gains on commodity risk management activities	46	51
Inventory valuation adjustments (Sunoco LP)	100	(227)
Losses on extinguishments of debt	(7)	(62)
Adjusted EBITDA related to unconsolidated affiliates	(123)	(154)
Equity in earnings (losses) of unconsolidated affiliates	55	(7)
Other, net	(15)	(27)
Income (loss) before income tax expense	3,716	(936)
Income tax expense	(75)	(28)
Net income (loss)	$3,641	$(964)

	March 31, 2021	December 31, 2020
Segment assets:
Intrastate transportation and storage	$7,461	$7,549
Interstate transportation and storage	17,974	17,730
Midstream	19,364	18,816
NGL and refined products transportation and services	21,614	21,578
Crude oil transportation and services	19,235	18,335
Investment in Sunoco LP	5,380	5,267
Investment in USAC	2,896	2,949
All other	2,294	2,920
Total segment assets	$96,218	$95,144

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “ET” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in “Results of Operations” below. The recognition of the impacts of Winter Storm Uri during the three months ended March 31, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
Enable Acquisition
On February 16, 2021, the Partnership entered into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable preferred unit will be exchanged for 0.0265 of a Series G Preferred Unit, and ET will make a $10 million cash payment for Enable’s general partner. Pursuant to support agreements entered into in connection with the merger agreement, the two largest Enable unitholders have delivered their written consents to approve the merger. These unitholders collectively own 79% of Enable’s outstanding common units, and those consents are therefore sufficient to approve the merger. The transaction is subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino Act (“HSR”) clearance.
We anticipate that the Federal Trade Commission (“FTC”) will issue requests for additional information and documentary material, commonly known as “second requests,” which would extend the HSR waiting period until the 30th calendar day after the date that both parties substantially comply with the second requests. We continue to believe that the FTC will grant unconditional clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the second half of 2021.
Rollup Mergers
On April 1, 2021, ET, ETO and certain of ETO’s subsidiaries consummated several internal reorganization transactions (the “Rollup Mergers”). In connection with the Rollup Mergers, Sunoco Logistics Operations and its general partner merged with and into ETO, with ETO surviving, and immediately thereafter, ETO merged with and into ET, with ET surviving. The impacts of the Rollup Mergers also included the following:
•All of ETO’s long-term debt was assumed by ET, as more fully described in Note 7 to the consolidated financial statements in “Item 1. Financial Statements.”
•Each issued and outstanding ETO preferred unit was converted into the right to receive one newly created ET preferred unit. A description of the ET Preferred Units is included in Note 9 to the consolidated financial statements in “Item 1. Financial Statements.”
•Each of ETO’s issued and outstanding Class K, Class L, Class M and Class N units, all of which were held by ETP Holdco Corporation, a wholly-owned subsidiary of ETO, were converted into an aggregate 675,625,000 newly created Class B Units representing limited partner interests in ET.

Quarterly Cash Distribution
In April 2021, ET announced its quarterly distribution of $0.1525 per unit ($0.61 annualized) on ET common units for the quarter ended March 31, 2021.
Regulatory Update
Interstate Natural Gas Transportation Regulation
Rate Regulation
Effective January 2018, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related proposals, the FERC addressed treatment of federal income tax allowances in regulated entity rates. The FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the United States Court of Appeals for the District of Columbia Circuit in United Airlines v. FERC, in which the court determined that the FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost of service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, the FERC issued an order denying requests for rehearing and clarification of its Revised Policy Statement. In the rehearing order, the FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors' income tax costs. On July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit issued an opinion upholding the FERC’s decision denying a separate master limited partnership recovery of an income tax allowance and its decision not to require the master limited partnership to refund accumulated deferred income tax balances. In light of the rehearing order’s clarification regarding an individual entity’s ability to argue in support of recovery of an income tax allowance and the court’s subsequent opinion upholding denial of an income tax allowance to a master limited partnership, the impact of the FERC's policy on the treatment of income taxes on the rates we can charge for FERC-regulated transportation services is unknown at this time.
Even without application of the FERC’s recent rate making-related policy statements and rulemakings, the FERC or our shippers may challenge the cost-of-service rates we charge. The FERC’s establishment of a just and reasonable rate is based on many components, including ROE and tax-related components, although changes in these components may tend to decrease our cost-of-service rate, other components in the cost-of-service rate calculation may increase and result in a newly calculated cost-of-service rate that is less than, the same as, or greater than the prior cost-of-service rate. Moreover, we receive revenues from our pipelines based on a variety of rate structures, including cost-of-service rates, negotiated rates, discounted rates and market-based rates. Many of our interstate pipelines, such as ETC Tiger, Midcontinent Express and Fayetteville Express, have negotiated market rates that were agreed to by customers in connection with long-term contracts entered into to support the construction of the pipelines. Other systems, such as FGT, Transwestern and Panhandle, have a mix of tariff rate, discount rate, and negotiated rate agreements. The revenues we receive from natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future as a result of the Revised Policy Statement, changes to ROE methodology, or other FERC policies, combined with the reduced corporate federal income tax rate established in the Tax Act. The extent of any revenue reduction related to our cost-of-service rates, if any, will depend on a detailed review of all of our cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers.
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision.
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
Results of Operations
We report Segment Adjusted EBITDA and consolidated Adjusted EBITDA as measures of segment performance. We define Segment Adjusted EBITDA and consolidated Adjusted EBITDA as total partnership earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, inventory valuation adjustments, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Inventory adjustments that are excluded from the calculation of Adjusted EBITDA represent only the changes in lower of cost or market reserves on inventory that is carried at LIFO. These amounts are unrealized valuation adjustments applied to Sunoco LP’s fuel volumes remaining in inventory at the end of the period.
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

Consolidated Results

	Three Months Ended March 31,
	2021	2020	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$2,813	$240	$2,573
Interstate transportation and storage	453	404	49
Midstream	288	383	(95)
NGL and refined products transportation and services	647	663	(16)
Crude oil transportation and services	510	591	(81)
Investment in Sunoco LP	157	209	(52)
Investment in USAC	100	106	(6)
All other	72	39	33
Adjusted EBITDA (consolidated)	5,040	2,635	2,405
Depreciation, depletion and amortization	(954)	(867)	(87)
Interest expense, net of interest capitalized	(589)	(602)	13
Impairment losses	(3)	(1,325)	1,322
Gains (losses) on interest rate derivatives	194	(329)	523
Non-cash compensation expense	(28)	(22)	(6)
Unrealized gains on commodity risk management activities	46	51	(5)
Inventory valuation adjustments (Sunoco LP)	100	(227)	327
Losses on extinguishments of debt	(7)	(62)	55
Adjusted EBITDA related to unconsolidated affiliates	(123)	(154)	31
Equity in earnings (losses) of unconsolidated affiliates	55	(7)	62
Other, net	(15)	(27)	12
Income (loss) before income tax expense	3,716	(936)	4,652
Income tax expense	(75)	(28)	(47)
Net income (loss)	$3,641	$(964)	$4,605
Adjusted EBITDA (consolidated). For the three months ended March 31, 2021 compared to the same period last year, Adjusted EBITDA increased 91%, primarily due to the impacts of Winter Storm Uri in February 2021. The most significant impacts from the storm were recognized in our intrastate transportation and storage segment, where realized storage margin increased by $1.52 billion compared to the prior period as a result of withdrawals during the storm, realized natural gas sales increased $983 million primarily due to sales during the storm, and retained fuel revenues increased $84 million primarily due to unprecedented natural gas prices during the storm. Additional information on changes impacting Adjusted EBITDA, including other impacts from Winter Storm Uri and other non-storm-related factors, is available below in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2021 compared to the same period last year primarily due to the incremental depreciation related to assets recently placed in service.
Interest expense, net. Interest expense, net of interest capitalized decreased for the three months ended March 31, 2021 compared to the same periods last year primarily due to the following:
•a decrease of $10 million for the Partnership primarily due to lower average debt balance and borrowing costs on recently refinanced and floating rate debt, partially offset by lower interest capitalized; and
•a decrease of $3 million for Sunoco LP primarily attributable to a slight decrease in average total long-term debt and decrease in the weighted average interest rate on long-term debt for the respective periods.
Impairment Losses. During the three months ended March 31, 2021, USAC recognized an impairment of $3 million related to its compression equipment as a result of its evaluations of the future deployment of its idle fleet under current market conditions. During the three months ended March 31, 2020, the Partnership performed an interim impairment test on certain reporting units within its midstream, interstate, crude, NGL and all other operations. As a result of the interim impairment test, the Partnership recognized goodwill impairments totaling of $706 million due to decreases in projected future cash flows as a result of overall market demand decline. In addition, USAC recognized a goodwill impairment of $619 million based on changes in market condition.
Gains (Losses) on Interest Rate Derivatives. Gains and losses on interest rate derivatives during the three months ended March 31, 2021 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See additional information on the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Losses on Extinguishments of Debt. During the three months ended March 31, 2021, amounts were related to Sunoco LP’s January 2021 repurchase of the remainder of its 2023 senior notes. During the three months ended March 31, 2020, amounts were related to ETO’s senior notes redemption in January 2020.
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $100 million. For the three months ended March 31, 2020, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $227 million.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the three months ended March 31, 2021 compared to the same period in the prior year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries in the current period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2021	2020(1)	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$37	$35	$2
FEP	—	(70)	70
MEP	(3)	—	(3)
White Cliffs	—	8	(8)
Other	21	20	1
Total equity in earnings (losses) of unconsolidated affiliates	$55	$(7)	$62

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$79	$79	$—
FEP	—	19	(19)
MEP	5	8	(3)
White Cliffs	5	14	(9)
Other	34	34	—
Total Adjusted EBITDA related to unconsolidated affiliates	$123	$154	$(31)

Distributions received from unconsolidated affiliates:
Citrus	$56	$49	$7
FEP	4	18	(14)
MEP	4	11	(7)
White Cliffs	15	13	2
Other	21	19	2
Total distributions received from unconsolidated affiliates	$100	$110	$(10)
(1)For the three months ended March 31, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP, which reduced the Partnership’s equity in earnings by $85 million.
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
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in segment analysis below. The recognition of the impacts of Winter Storm Uri during the three months ended March 31, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2021	2020	Change
Natural gas transported (BBtu/d)	11,851	13,135	(1,284)
Withdrawals from storage natural gas inventory (BBtu)	19,045	6,975	12,070
Revenues	$4,900	$593	$4,307
Cost of products sold	1,994	303	1,691
Segment margin	2,906	290	2,616
Unrealized gains on commodity risk management activities	(12)	(6)	(6)
Operating expenses, excluding non-cash compensation expense	(80)	(41)	(39)
Selling, general and administrative expenses, excluding non-cash compensation expense	(8)	(9)	1
Adjusted EBITDA related to unconsolidated affiliates	6	6	—
Other	1	—	1
Segment Adjusted EBITDA	$2,813	$240	$2,573
Volumes. For the three months ended March 31, 2021 compared to the same period last year, transported volumes decreased primarily due to the bankruptcy filing of a transportation customer, a contract step-down, and impacts of Winter Storm Uri.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Transportation fees	$180	$161	$19
Natural gas sales and other (excluding unrealized gains and losses)	1,071	88	983
Retained fuel revenues (excluding unrealized gains and losses)	93	9	84
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	1,550	26	1,524
Unrealized gains on commodity risk management activities and fair value inventory adjustments	12	6	6
Total segment margin	$2,906	$290	$2,616
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment increased due to the net effects of the following:
•an increase of $1.52 billion in realized storage margin due to higher physical storage margin from withdrawals during Winter Storm Uri;
•an increase of $983 million in realized natural gas sales and other primarily due to natural gas sales at prevailing market prices during Winter Storm Uri;
•an increase of $84 million in retained fuel revenues primarily due to natural gas prices during Winter Storm Uri; and
•an increase of $19 million in transportation fees due to demand volume ramp-ups from the Permian and fees related to Winter Storm Uri, partially offset by the expiration of certain contracts on our Regency Intrastate Gas System; partially offset by
•an increase of $39 million in operating expenses primarily due to a $29 million increase in the cost of fuel consumption during Winter Storm Uri and a $9 million increase in electricity costs.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2021	2020	Change
Natural gas transported (BBtu/d)	9,654	10,630	(976)
Natural gas sold (BBtu/d)	21	15	6
Revenues	$525	$464	$61
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(134)	(143)	9
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(21)	(21)	—
Adjusted EBITDA related to unconsolidated affiliates	85	106	(21)
Other	(2)	(2)	—
Segment Adjusted EBITDA	$453	$404	$49
Volumes. For the three months ended March 31, 2021 compared to the same period last year, transported volumes decreased primarily due to foundation shipper contract expirations and a shipper bankruptcy on our ETC Tiger system, maintenance of third-party facilities, and lower crude production resulting in lower associated gas production.
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $61 million in revenues primarily due to an $88 million increase in operational gas sales and a $6 million increase in reservation revenues from higher contracted volumes and increased short-term firm contracts. These increases were partially offset by a $31 million decrease due to contract expirations and a shipper bankruptcy during 2020 on our ETC Tiger system; and

•a decrease of $9 million in operating expenses primarily due to a $5 million decrease in employee costs, a $2 million decrease in maintenance expenses and a $2 million decrease in ad valorem tax expense; partially offset by
•a decrease of $21 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $19 million decrease from our Fayetteville Express Pipeline joint venture as a result of the expiration of foundation shipper contracts and a $3 million decrease from our Midcontinent Express Pipeline joint venture as a result of less capacity sold and lower rates received following the expiration of foundation shipper contracts, partially offset by a $1 million increase from our Citrus joint venture resulting from higher revenues.
Midstream

	Three Months Ended March 31,
	2021	2020	Change
Gathered volumes (BBtu/d)	12,024	13,346	(1,322)
NGLs produced (MBbls/d)	534	610	(76)
Equity NGLs (MBbls/d)	30	36	(6)
Revenues	$2,672	$1,170	$1,502
Cost of products sold	2,202	575	1,627
Segment margin	470	595	(125)
Operating expenses, excluding non-cash compensation expense	(164)	(193)	29
Selling, general and administrative expenses, excluding non-cash compensation expense	(25)	(26)	1
Adjusted EBITDA related to unconsolidated affiliates	7	7	—
Segment Adjusted EBITDA	$288	$383	$(95)
Volumes. Gathered volumes and NGL production decreased during the three months ended March 31, 2021 compared to the same period last year primarily due to basin declines and Winter Storm Uri in the South Texas, Mid-Continent/Panhandle, Permian and North Texas regions partially offset by volume growth in the Ark-La-Tex region.
Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Gathering and processing fee-based revenues	$498	$530	$(32)
Non-fee-based contracts and processing	(28)	65	(93)
Total segment margin	$470	$595	$(125)
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:
•a decrease of $145 million in non-fee-based margin due to the impacts of Winter Storm Uri; and
•a decrease of $32 million in fee-based margin due to lower volumes primarily in the South Texas Region as a result of basin declines and Winter Storm Uri; partially offset by
•an increase of $52 million in non-fee-based margin due to favorable natural gas prices of $26 million and NGL prices of $26 million;
•a decrease of $29 million in operating expenses due to cost-saving initiatives, including a decrease of $19 million in outside services, $7 million in materials and $3 million in ad valorem taxes; and
•a decrease of $1 million in selling, general and administrative expenses due to a decrease in overhead costs resulting from corporate cost reductions.

NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2021	2020	Change
NGL transportation volumes (MBbls/d)	1,502	1,398	104
Refined products transportation volumes (MBbls/d)	462	542	(80)
NGL and refined products terminal volumes (MBbls/d)	1,042	847	195
NGL fractionation volumes (MBbls/d)	726	804	(78)
Revenues	$3,990	$2,715	$1,275
Cost of products sold	3,141	1,836	1,305
Segment margin	849	879	(30)
Unrealized gains on commodity risk management activities	(23)	(55)	32
Operating expenses, excluding non-cash compensation expense	(172)	(159)	(13)
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(25)	(3)
Adjusted EBITDA related to unconsolidated affiliates	21	23	(2)
Segment Adjusted EBITDA	$647	$663	$(16)
Volumes. For the three months ended March 31, 2021 compared to the same period last year, NGL transportation volumes increased primarily due to the initiation of service on our propane and ethane export pipelines into our Nederland Terminal.
Refined products transportation volumes decreased for the three months ended March 31, 2021 compared to the same periods last year due to less domestic demand for jet fuel and other refined products, as well as COVID-19 related demand reductions.
NGL and refined products terminal volumes increased for the three months ended March 31, 2021 compared to the same periods last year primarily due to higher volumes from our Mariner East system. In addition, loaded vessels at our Nederland Terminal increased due to the additional supply from the initiation of service on our propane and ethane export pipelines in the fourth quarter of 2020. These increases were partially offset by lower domestic demand for jet fuel and other refined products at our refined product terminals due primarily to COVID-19 related demand reductions.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility decreased for the three months ended March 31, 2021 compared to the same period last year primarily due to lower NGL volumes feeding our Mont Belvieu fractionation facility as a result of production interruptions, primarily in the Permian region, due to Winter Storm Uri during the first quarter of 2021.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Transportation margin	$492	$476	$16
Fractionators and refinery services margin	145	179	(34)
Terminal services margin	141	151	(10)
Storage margin	67	63	4
Marketing margin	(19)	(45)	26
Unrealized gains on commodity risk management activities	23	55	(32)
Total segment margin	$849	$879	$(30)
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impacts of the following:
•a decrease of $34 million in fractionators and refinery services margin primarily due to a $28 million decrease resulting from downtime on our various fractionators due to the previously mentioned weather-driven and COVID-19 related volume reductions in the first quarter of 2021 and a $17 million decrease relating to a cavern withdrawal in the first quarter of 2021, the impact of which was partially offset in our transportation margin. These decreases were partially offset by an $8 million increase due to a more favorable pricing environment impacting our refinery services business;
•an increase of $13 million in operating expenses primarily due to a $14 million increase in power costs; and
•a decrease of $10 million in terminal services margin primarily due to a $32 million decrease resulting from an expiration of a third-party contract at our Nederland Terminal in the second quarter of 2020. This decrease was partially offset by increases of $13 million in loading fees due to higher LPG export volumes at our Nederland Terminal, $7 million due to the startup of our ethane export facilities at our Nederland Terminal in the first quarter of 2021, and $1 million due to higher throughput at our Marcus Hook Terminal; partially offset by
•an increase of $26 million in marketing margin primarily due to a $45 million increase resulting from higher optimization gains and from the sale of NGL component products at our Mont Belvieu facility, a $14 million increase from our optimization and blending operations from our northeast NGL and refined products marketing operations, and a $7 million increase due to inventory write-downs taken on various products during 2020 as a result of market price declines. These increases were partially offset by intrasegment charges of $24 million in the first quarter of 2021 which were fully offset within our transportation margin, as well as a $15 million decrease in butane blending margin due to less favorable prices; and
•an increase of $16 million in transportation margin primarily due to intrasegment revenues of $24 million in the first quarter of 2021, which are fully offset by a charge reflected in our marketing margin, a $20 million increase due to higher export volumes feeding into our Nederland Terminal resulting from the initiation of service on our propane and ethane export pipelines in the fourth quarter of 2020, a $19 million increase from higher throughput on our Mariner East pipeline system and an $11 million gain relating to a cavern withdrawal in the first quarter of 2021 that is partially offset on our fractionators margin. These increases were partially offset by a $58 million decrease resulting from lower throughput across the various regions in Texas due to Winter Storm Uri related production outages.
Crude Oil Transportation and Services

	Three Months Ended March 31,
	2021	2020	Change
Crude transportation volumes (MBbls/d)	3,491	4,424	(933)
Crude terminals volumes (MBbls/d)	2,327	2,996	(669)
Revenues	$3,500	$4,213	$(713)
Cost of products sold	2,838	3,458	(620)
Segment margin	662	755	(93)
Unrealized (gains) losses on commodity risk management activities	(5)	10	(15)
Operating expenses, excluding non-cash compensation expense	(122)	(158)	36
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(28)	(2)
Adjusted EBITDA related to unconsolidated affiliates	5	12	(7)
Segment Adjusted EBITDA	$510	$591	$(81)
Volumes. For the three months ended March 31, 2021 compared to the same period last year, crude transportation volumes were lower on our Texas pipeline system and Bakken pipeline, driven by COVID-19 related demand reductions impacting both regions, as well as lower crude oil production along our Texas systems due to Winter Storm Uri during the first quarter of 2021. These volume reductions also resulted in lower terminal volumes compared to the prior period.
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $108 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $111 million decrease from our Texas crude pipeline system due to lower volumes transported and lower average tariff rates realized, a $55 million decrease due to lower volumes on our Bakken Pipeline resulting from lower Bakken crude oil production, a $26 million decrease in crude terminal margin primarily driven by lower Permian and Bakken pipeline volumes, reduced Gulf Coast refinery utilization from adverse weather, and decreased export demand, a $5 million decrease due to lower volumes on our Bayou Bridge pipeline, and a $3 million decrease in Mid-Continent gathering volumes due to lower production. These decreases were partially offset by a $92 million increase (excluding a net change of $15 million in unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily due to losses realized in the first quarter of 2020 on the write down of crude inventory due to significant market price declines;
•an increase of $2 million in selling, general and administrative expenses primarily due to higher insurance premiums and allocated overhead costs; and
•a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes on White Cliffs Pipeline due to lower crude oil production in the DJ basin, partly offset by higher margin from jet fuel sales by our joint ventures, partially offset by
•a decrease of $36 million in operating expenses primarily due to lower volume-driven expenses and corporate cost reduction initiatives.
Investment in Sunoco LP

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$3,471	$3,272	$199
Cost of products sold	3,120	3,164	(44)
Segment margin	351	108	243
Unrealized (gains) losses on commodity risk management activities	(5)	6	(11)
Operating expenses, excluding non-cash compensation expense	(76)	(109)	33
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(30)	10
Adjusted EBITDA related to unconsolidated affiliates	2	2	—
Inventory valuation adjustments	(100)	227	(327)
Other	5	5	—
Segment Adjusted EBITDA	$157	$209	$(52)
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased due to the net impacts of the following:
•a decrease in the gross profit on motor fuel sales of $78 million primarily due to a 20.7% decrease in gross profit per gallon sold and a 7.5% decrease in gallons sold; and
•a decrease in non-motor fuel sales and lease gross profit of $17 million primarily due to reduced credit card transactions; partially offset by
•a decrease in operating expenses and selling, general and administrative expenses of $43 million primarily due to lower expected credit losses, employee costs, professional fees, credit card processing fees, insurance and maintenance.
Investment in USAC

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$158	$179	$(21)
Cost of products sold	21	24	(3)
Segment margin	137	155	(18)
Operating expenses, excluding non-cash compensation expense	(28)	(35)	7
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(14)	5
Segment Adjusted EBITDA	$100	$106	$(6)
The Investment in USAC segment reflects the consolidated results of USAC.

Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the net impacts of the following:
•a decrease of $18 million in segment margin primarily due to a decrease in demand for compression services driven by decreased U.S. crude oil and natural gas activity compared to the prior period, partially offset by
•a decrease of $7 million in operating expenses is primarily driven by the decrease in average revenue generating horsepower and reduced headcount in the current period; and
•a decrease of $5 million in selling, general and administrative expenses primarily due to changes in the allowance for expected credit losses and lower employee-related expenses.
All Other

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$1,512	513	$999
Cost of products sold	1,342	415	927
Segment margin	170	98	72
Unrealized gains on commodity risk management activities	(1)	(5)	4
Operating expenses, excluding non-cash compensation expense	(51)	(38)	(13)
Selling, general and administrative expenses, excluding non-cash compensation expense	(39)	(35)	(4)
Adjusted EBITDA related to unconsolidated affiliates	(1)	—	(1)
Other and eliminations	(6)	19	(25)
Segment Adjusted EBITDA	$72	$39	$33
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, which include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased due to the net impacts of the following:
•an increase of $52 million from power trading activities primarily due to short-term, favorable market conditions created by Winter Storm Uri in February 2021;
•an increase of $17 million primarily due to revenues earned under the Electric Reliability Council of Texas (“ERCOT”) responsive reserve program during the Winter Storm Uri, and
•an increase of $5 million primarily due to increased gains from sales of storage natural gas; partially offset by
•a decrease of $22 million primarily due to insurance proceeds received in the prior period on settled claims related to our MTBE litigation; and
•a decrease of $10 million due to higher utility expense related to freezing temperatures.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy obligations and pay distributions to unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

We currently expect capital expenditures in 2021 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$15	$20	$30	$35
Interstate transportation and storage (1)	50	75	120	125
Midstream	425	450	110	115
NGL and refined products transportation and services	650	750	110	120
Crude oil transportation and services (1)	325	350	90	100
All other (including eliminations)	75	100	55	60
Total capital expenditures	$1,540	$1,745	$515	$555
(1)Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects and our proportionate ownership of the Orbit Gulf Coast NGL export project.
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
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally expect to fund growth capital expenditures with proceeds of borrowings under our credit facilities, along with cash from operations.
Sunoco LP currently expects to invest approximately $150 million in growth capital expenditures and approximately $45 million on maintenance capital expenditures for the full year 2021.
USAC currently plans to spend approximately $22 million in maintenance capital expenditures and currently has budgeted between $30 million and $40 million in expansion capital expenditures for the full year 2021.
Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisition of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, the timing of accounts receivable collection, the timing of payments on accounts payable, the timing of purchase and sales of inventories and the timing of advances and deposits received from customers.
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Cash provided by operating activities during 2021 was $5.16 billion compared to $1.83 billion for 2020, and net income was $3.64 billion for 2021 and net loss was $964 million for 2020. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2021 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $533 million and other non-cash items totaling $942 million.

The non-cash activity in 2021 and 2020 consisted primarily of depreciation, depletion and amortization of $954 million and $867 million, respectively, non-cash compensation expense of $28 million and $22 million, respectively, inventory valuation adjustments of $100 million and $227 million, respectively, and deferred income taxes of $66 million and $42 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2021 and 2020 of $7 million and $62 million, respectively, and impairment losses of $3 million and $1.33 billion in 2021 and 2020, respectively.
Net income (loss) includes equity in earnings of unconsolidated affiliates of $55 million in 2021 and equity in losses of unconsolidated affiliates of $7 million in 2020, and cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $45 million in 2021 and $58 million in 2020.
Cash paid for interest, net of interest capitalized, was $562 million and $535 million for the three months ended March 31, 2021 and 2020, respectively. Interest capitalized was $27 million and $38 million for the three months ended March 31, 2021 and 2020, respectively.
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
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Cash used in investing activities during 2021 was $635 million compared to $1.56 billion for 2020. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2021 were $695 million compared to $1.60 billion for 2020. Additional detail related to our capital expenditures is provided in the table below.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2021:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$9	$4	$13
Interstate transportation and storage	9	9	18
Midstream	69	14	83
NGL and refined products transportation and services	187	23	210
Crude oil transportation and services	71	8	79
Investment in Sunoco LP	13	5	18
Investment in USAC	4	5	9
All other (including eliminations)	16	8	24
Total capital expenditures	$378	$76	$454
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Cash used in financing activities during 2021 was $4.53 billion compared to $366 million for 2020. During 2021, we had a net decrease in our debt level of $3.73 billion compared to a net decrease of $764 million for 2020. In 2020, we paid debt issuance costs of $51 million. During 2020, our subsidiaries received $1.58 billion in net proceeds from offerings of preferred units.
In 2021 and 2020, we paid distributions of $406 million and $770 million, respectively, to our partners. In 2021 and 2020, we paid distributions of $406 million and $444 million, respectively, to noncontrolling interests. In 2021 and 2020, we paid distributions of $12 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $20 million in cash from noncontrolling interests in 2021 compared to $95 million in cash from noncontrolling interests in 2020.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2021	December 31, 2020
ET Indebtedness:
Senior Notes (1)	$36,455	$37,855
Term Loan (2)	2,000	2,000
Five-Year Credit Facility (2)	800	3,103
Subsidiary Indebtedness:
Transwestern Senior Notes	400	400
Panhandle Senior Notes	235	235
Bakken Senior Notes	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,711	3,139
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	381	—
USAC Credit Facility	503	474
Energy Transfer Canada Revolver due February 2024	65	57
Energy Transfer Canada Revolver Term Loan A due February 2024	261	261
Other long-term debt	3	3
Net unamortized premiums, discounts, and fair value adjustments	(10)	(10)
Deferred debt issuance costs	(269)	(279)
Total debt	47,735	51,438
Less: current maturities of long-term debt	23	21
Long-term debt, less current maturities	$47,712	$51,417
(1)The balances presented above include senior notes that were formerly obligations of ETO prior to the Rollup Mergers discussed below and in “Recent Developments” above. As of March 31, 2021 and December 31, 2020, the outstanding principal amount of ETO senior notes was $36.4 billion and $37.8 billion, respectively. Beginning April 1, 2021, these senior notes are obligations of ET. A description of the ETO senior notes that were assumed by ET is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.
(2)The Term Loan and Five-Year Credit Facility were previously obligations of ETO. Subsequent to the completion of the Rollup Mergers on April 1, 2021, these facilities are obligations of ET.
Recent Transactions
In connection with the Rollup Mergers on April 1, 2021, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the first quarter of 2021, ETO redeemed its $600 million of 4.40% senior notes due April 1, 2021 and its $800 million of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility. Borrowings under the Term Loan mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. As of March 31, 2021, the Term Loan had $2.00 billion outstanding and was fully drawn. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 1.11%.

Five-Year Credit Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its revolving credit facility (the “Five-Year Credit Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the Five-Year Credit Facility.The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2023. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of March 31, 2021, the Five-Year Credit Facility had $800 million of outstanding borrowings, all of which consisted of commercial paper. The amount available for future borrowings was $4.08 billion, after accounting for outstanding letters of credit in the amount of $121 million. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 0.45%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility.The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of March 31, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
As of March 31, 2021, the Sunoco LP Credit Facility had $381 million of outstanding borrowings and $8 million in standby letters of credit and matures in July 2023. The amount available for future borrowings at March 31, 2021 was $1.1 billion. The weighted average interest rate on the total amount outstanding as of March 31, 2021 was 1.86%.
USAC Credit Facility
As of March 31, 2021, USAC had $503 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of March 31, 2021, USAC had $1.10 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of March 31, 2021 as 3.20%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$278 million at the March 31, 2021 exchange rate) senior secured term loan facility, a C$525 million (US$417 million at the March 31, 2021 exchange rate) senior secured revolving credit facility, and a C$300 million (US$239 million at the March 31, 2021 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$199 million at the March 31, 2021 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2021.
CASH DISTRIBUTIONS
Cash Distributions Paid by ET
Under its partnership agreement, ET will distribute all of its Available Cash, as defined in the partnership agreement, within 50 days following the end of each fiscal quarter. Available Cash generally means, with respect to any quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of our general partner that is necessary or appropriate to provide for future cash requirements.

Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
Cash Distributions on ET Preferred Units
As discussed in “Recent Developments” above, in connection with the Rollup Mergers, ETO’s outstanding preferred units were converted into ET Preferred Units.
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)
December 31, 2020 (2)	February 1, 2021	February 16, 2021	$31.25	$33.125	$0.4609	$0.4766	$0.4750	$—	$—
March 31, 2021	May 3, 2021	May 17, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.63
(1)Series A, Series B, Series F and Series G distributions are paid on a semi-annual basis.
(2)Distributions for the period ended December 31, 2020 reflect distributions paid on the ETO preferred units prior to the conversion to ET preferred units, as discussed above.
A summary of the distribution and redemption rights associated with the ET Preferred Units is included in Note 9 in “Item 1. Financial Statements.”
Cash Distributions Paid by Subsidiaries
The Partnership’s consolidated financial statements include Sunoco LP and USAC, both of which are publicly traded master limited partnerships, as well as other less-than-wholly-owned, consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
Cash Distributions Paid by USAC
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules, and we believe the proper implementation and consistent application of the accounting rules are critical. We describe our significant accounting policies in Note 2 to our consolidated financial statements in the Partnership’s Annual Report on Form 10-K filed with the SEC on February 19, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS
Currently, there are no accounting pronouncements that have been issued, but not yet adopted, that are expected to have a material impact on the Partnership’s financial position or results of operations.
FORWARD-LOOKING STATEMENTS
This quarterly report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this quarterly report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:
•the volumes transported on our pipelines and gathering systems;
•the level of throughput in our processing and treating facilities;
•the fees we charge and the margins they realize for their gathering, treating, processing, storage and transportation services;
•the prices and market demand for, and the relationship between, natural gas and NGLs;
•energy prices generally;
•impacts of world health events, including the COVID-19 pandemic;
•the prices of natural gas and NGLs compared to the price of alternative and competing fuels;
•the general level of petroleum product demand and the availability and price of NGL supplies;
•the level of domestic oil, natural gas, and NGL production;
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
•reductions in the capacity or allocations of third-party pipelines that connect with our pipelines and facilities;
•the effectiveness of risk-management policies and procedures and the ability of our liquids marketing counterparties to satisfy their financial commitments;

•the nonpayment or nonperformance by our customers;
•regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our internal growth projects, such as our construction of additional pipeline systems;
•risks associated with the construction of new pipelines and treating and processing facilities or additions to our existing pipelines and facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third-party contractors;
•the availability and cost of capital and our ability to access certain capital sources;
•a deterioration of the credit and capital markets;
•risks associated with the assets and operations of entities in which we own less than a controlling interests, including risks related to management actions at such entities that we may not be able to control or exert influence;
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
•the costs and effects of legal and administrative proceedings; and
•the risks associated with a potential failure to successfully combine our business with that of Enable.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. Since December 31, 2020, there have been no material changes to our primary market risk exposures or how those exposures are managed.

Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2021			December 31, 2020
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	21,125	$—	$1	(44,225)	$2	$5
Fixed Swaps/Futures	1,493	—	—	1,603	—	—
Power (Megawatt):
Forwards	408,800	5	—	1,392,400	4	—
Futures	(32,918)	(1)	—	18,706	(1)	—
Options – Puts	174,398	—	—	519,071	—	—
Options – Calls	(202,034)	—	—	2,343,293	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(25,610)	4	—	(29,173)	—	1
Swing Swaps IFERC	(13,573)	1	1	11,208	(2)	—
Fixed Swaps/Futures	(18,425)	1	6	(53,575)	6	31
Forward Physical Contracts	(15,338)	4	5	(11,861)	4	5
NGLs (MBbls) – Forwards/Swaps	(2,759)	(71)	29	(5,840)	(100)	39
Refined Products (MBbls) – Futures	(1,724)	—	21	(2,765)	(8)	3
Crude (MBbls) – Forwards/Swaps	(3,592)	5	16	—	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(14,068)	—	1	(30,113)	(1)	—
Fixed Swaps/Futures	(14,068)	(6)	27	(30,113)	(6)	8
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
Interest Rate Risk
As of March 31, 2021, we and our subsidiaries had $4.84 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $48 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2021	December 31, 2020
July 2021(2)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$400	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $220 million as of March 31, 2021. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (“Co-Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2021 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Stoneman House
In late 2016, FERC Enforcement Staff began a non-public investigation of Rover’s removal of the Stoneman House, an old structure, at a time when Rover’s application was pending for permission to construct a new interstate natural gas pipeline and related facilities. On March 18, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN19-4-000), ordering Rover to show cause why it should not be found to have violated Section 157.5 of the Commission’s regulations and assessed civil penalties. Rover must file an answer responding to this Order by June 18, 2021. The Partnership disagrees with the findings and intends to vigorously defend against any proposed penalties. Given the stage of the proceedings, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
Tuscarawas River
In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigation. Enforcement Staff has provided Rover with a notice pursuant to Section 1b.19 of the FERC’s regulations that Enforcement Staff intends to recommend that the FERC pursue an enforcement action against Rover and the Partnership. The Partnership disagrees with Enforcement Staff’s findings and intends to vigorously defend against any potential penalty. Given the stage of the proceedings, and the non-public nature of the investigation, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn. On November 11, 2020, the PADEP issued an Order, which requires additional approvals and work prior to placing the Revolution Pipeline back in service. The Partnership filed an appeal of this Order with the Environmental Hearing Board on December 8, 2020. On February 26, 2021, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Partnership was allowed to place the Revolution pipeline back in service, the Partnership agreed to pay a $125,000 penalty, and all related appeals were withdrawn.
The Pennsylvania Office of Attorney General has commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania has issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.
Other
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC, solely for purposes of Section 2.1(a)(i) therein, LE GP, LLC, and, solely for purposes of Section 1.1(b)(i), CenterPoint Energy, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed February 16, 2021)

2.2
Agreement and Plan of Merger, dated as of March 5, 2021, by and among Energy Transfer LP, ETO Merger Sub LLC and Energy Transfer Operating, L.P. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed March 5, 2021)

2.3
Agreement and Plan of Merger, dated as of April 1, 2021, by and among Energy Transfer Operating, L.P., Sunoco Logistics Partners Operations L.P. and Sunoco Logistics Partners GP LLC. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed April 1, 2021)

2.4
Agreement and Plan of Merger, dated as of April 1, 2021, by and among Energy Transfer LP and Energy Transfer Operating, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-128097, filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K, File No. 1-32740, filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K, File No. 1-32740, filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-32740, filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q, File No. 1-32740, filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP dated as of August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q, File No. 1-32740, filed August 8, 2019)

3.11
Amendment No. 8, dated as of April 1, 2021, to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated as of February 8, 2006. (incorporated by reference to Exhibit 2.2 of Form 8-K, File No. 1-32740, filed April 1, 2021)

10.1
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners LP, Enable GP, LLC and CenterPoint Energy, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed February 16, 2021)

Exhibit Number	Description
10.2
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners LP, Enable GP, LLC and OGE Energy Corp. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed February 16, 2021)

10.3
Third Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.4
Fourth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.5
Fifth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.6
Seventeenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.7
Nineteenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.8
Eleventh Supplemental Indenture, dated April 1, 2021 by and between Energy Transfer LP, Regency Energy Finance Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.9
Twelfth Supplemental Indenture, dated April 1, 2021 by and between Energy Transfer LP, Regency Energy Finance Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.10+	First Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of Form 10-K (File No. 1-32740) filed February 19, 2021)
10.11+	Second Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.12+	Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.13+	Form of Cash Unit Award Agreement under the Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed January 6, 2021)
22.1*	Issuers and Guarantors of Registered Securities
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (iv) our Consolidated Statements of Partners’ Capital for the three months ended March 31, 2021 and 2020; (v) our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 7, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)