Form 10-Q
period 2021-06-30
Energy Transfer LP
filed 2021-08-05
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At July 30, 2021, the registrant had 2,704,869,892 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “ET” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC

DOJ	United States Department of Justice

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC, a less than wholly-owned subsidiary of ET

Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)

EPA	United States Environmental Protection Agency

ET Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units and Series G Preferred Units (all originally issued by ETO and exchanged for preferred units issued by ET on April 1, 2021), as well as the Series H Preferred Units issued by ET in June 2021

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of ET, which owns the Tiger Pipeline

ETO	Energy Transfer Operating, L.P.

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of ET, which owns the Houston Terminal

LE GP	LE GP, LLC, the general partner of ET

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of ET

Regency	Regency Energy Partners LP

Rover	Rover Pipeline LLC

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Sunoco Logistics Operations	Sunoco Logistics Partners Operations L.P, a wholly-owned subsidiary of ET

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of ET

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a subsidiary of ET

USAC Preferred Units	USAC Series A preferred units

White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$282	$367
Accounts receivable, net	5,821	3,875
Accounts receivable from related companies	120	79
Inventories	1,664	1,739
Income taxes receivable	35	35
Derivative assets	32	9
Other current assets	254	213
Total current assets	8,208	6,317

Property, plant and equipment	95,228	94,115
Accumulated depreciation and depletion	(20,677)	(19,008)
	74,551	75,107

Investments in unconsolidated affiliates	3,025	3,060
Lease right-of-use assets, net	841	866
Other non-current assets, net	1,664	1,657
Intangible assets, net	5,562	5,746
Goodwill	2,391	2,391
Total assets	$96,242	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in million)
(unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,016	$2,809
Accounts payable to related companies	7	27
Derivative liabilities	—	238
Operating lease current liabilities	49	53
Accrued and other current liabilities	2,801	2,775
Current maturities of long-term debt	674	21
Total current liabilities	8,547	5,923

Long-term debt, less current maturities	45,612	51,417
Non-current derivative liabilities	378	237
Non-current operating lease liabilities	812	837
Deferred income taxes	3,618	3,428
Other non-current liabilities	1,224	1,152

Commitments and contingencies
Redeemable noncontrolling interests	776	762

Equity:
Limited Partners:
Preferred Unitholders	5,654	—
Common Unitholders	21,579	18,531
General Partner	(5)	(8)
Accumulated other comprehensive income	26	6
Total partners’ capital	27,254	18,529
Noncontrolling interests	8,021	12,859
Total equity	35,275	31,388
Total liabilities and equity	$96,242	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Refined product sales	$4,403	$2,000	$7,927	$5,232
Crude sales	3,911	1,329	6,899	4,872
NGL sales	3,364	1,254	6,270	2,943
Gathering, transportation and other fees	2,255	2,137	4,521	4,522
Natural gas sales	1,007	514	6,131	1,102
Other	161	104	348	294
Total revenues	15,101	7,338	32,096	18,965
COSTS AND EXPENSES:
Cost of products sold	11,505	4,117	22,453	12,408
Operating expenses	867	770	1,687	1,649
Depreciation, depletion and amortization	940	936	1,894	1,803
Selling, general and administrative	184	175	385	379
Impairment losses	8	4	11	1,329
Total costs and expenses	13,504	6,002	26,430	17,568
OPERATING INCOME	1,597	1,336	5,666	1,397
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(566)	(579)	(1,155)	(1,181)
Equity in earnings of unconsolidated affiliates	65	85	120	78
Losses on extinguishments of debt	(1)	—	(8)	(62)
Gains (losses) on interest rate derivatives	(123)	(3)	71	(332)
Other, net	18	(68)	12	(65)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	990	771	4,706	(165)
Income tax expense	82	99	157	127
NET INCOME (LOSS)	908	672	4,549	(292)
Less: Net income attributable to noncontrolling interests	269	306	610	185
Less: Net income attributable to redeemable noncontrolling interests	13	13	25	25
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	626	353	3,914	(502)
General Partner’s interest in net income (loss)	1	—	4	(1)
Preferred Unitholders’ interest in net income	86	—	86	—
Limited Partners’ interest in net income (loss)	$539	$353	$3,824	$(501)
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$0.20	$0.13	$1.41	$(0.19)
Diluted	$0.20	$0.13	$1.41	$(0.19)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$908	$672	$4,549	$(292)
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	3	9	3	—
Actuarial gain related to pension and other postretirement benefit plans	—	8	5	11
Foreign currency translation adjustments	12	30	24	(34)
Change in other comprehensive income (loss) from unconsolidated affiliates	9	—	—	(16)
	24	47	32	(39)
Comprehensive income (loss)	932	719	4,581	(331)
Less: Comprehensive income attributable to noncontrolling interests	275	315	622	156
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	13	25	25
Comprehensive income (loss) attributable to partners	$644	$391	$3,934	$(512)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2020	$18,531	$—	$(8)	$6	$12,859	$31,388
Distributions to partners	(406)	—	—	—	—	(406)
Distributions to noncontrolling interests	—	—	—	—	(406)	(406)
Capital contributions from noncontrolling interests	—	—	—	—	20	20
Other comprehensive income, net of tax	—	—	—	2	6	8
Other, net	18	—	—	—	3	21
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,285	—	3	—	341	3,629
Balance, March 31, 2021	21,428	—	(5)	8	12,823	34,254
Preferred units converted in Rollup Mergers	—	4,768	—	—	(4,768)	—
Distributions to partners	(403)	(88)	(1)	—	—	(492)
Distributions to noncontrolling interests	—	—	—	—	(354)	(354)
Units issued	—	889	—	—	—	889
Capital contributions from noncontrolling interests	—	—	—	—	43	43
Other comprehensive income, net of tax	—	—	—	18	6	24
Other, net	15	(1)	—	—	2	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	539	86	1	—	269	895
Balance, June 30, 2021	$21,579	$5,654	$(5)	$26	$8,021	$35,275

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2019	$21,935	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(1,591)	(1)	—	—	(1,592)
Distributions to noncontrolling interests	—	—	—	(444)	(444)
Subsidiary units issued	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	(48)	(38)	(86)
Other, net	22	—	—	(7)	15
Net loss, excluding amounts attributable to redeemable noncontrolling interests	(854)	(1)	—	(121)	(976)
Balance, March 31, 2020	19,512	(6)	(59)	13,083	32,530
Distributions to partners	9	(1)	—	—	8
Distributions to noncontrolling interests	—	—	—	(408)	(408)
Capital contributions from noncontrolling interests	—	—	—	83	83
Other comprehensive income, net of tax	—	—	38	9	47
Other, net	(31)	—	—	4	(27)
Net income, excluding amounts attributable to redeemable noncontrolling interests	353	—	—	306	659
Balance, June 30, 2020	$19,843	$(7)	$(21)	$13,077	$32,892
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$4,549	$(292)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,894	1,803
Deferred income taxes	133	125
Inventory valuation adjustments	(159)	137
Non-cash compensation expense	55	63
Impairment losses	11	1,329
Losses on extinguishments of debt	8	62
Distributions on unvested awards	(13)	(21)
Equity in earnings of unconsolidated affiliates	(120)	(78)
Distributions from unconsolidated affiliates	100	125
Other non-cash	41	(53)
Net change in operating assets and liabilities, net of effects of acquisitions	661	(41)
Net cash provided by operating activities	7,160	3,159
INVESTING ACTIVITIES:
Capital expenditures, excluding allowance for equity funds used during construction	(1,429)	(2,892)
Contributions in aid of construction costs	16	47
Contributions to unconsolidated affiliates	(4)	(16)
Distributions from unconsolidated affiliates in excess of cumulative earnings	64	97
Proceeds from sales of other assets	24	6
Other	—	(5)
Net cash used in investing activities	(1,329)	(2,763)
FINANCING ACTIVITIES:
Proceeds from borrowings	8,245	16,975
Repayments of debt	(13,425)	(16,769)
Preferred Units issued for cash	889	—
Subsidiary units issued for cash	—	1,580
Capital contributions from noncontrolling interests	63	178
Distributions to partners	(898)	(1,584)
Distributions to noncontrolling interests	(760)	(852)
Distributions to redeemable noncontrolling interest	(24)	(24)
Debt issuance costs	(3)	(50)
Other, net	(3)	14
Net cash used in financing activities	(5,916)	(532)
Decrease in cash and cash equivalents	(85)	(136)
Cash and cash equivalents, beginning of period	367	291
Cash and cash equivalents, end of period	$282	$155
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
Our subsidiaries also own varying undivided interests in certain pipelines. Ownership of these pipelines has been structured as ownership of an undivided interest in assets, not as an ownership interest in a partnership, limited liability company, joint venture or other forms of entities. Each owner controls marketing and invoices separately, and each owner is responsible for any loss, damage or injury that may occur to their own customers. As a result, we apply proportionate consolidation for our interests in these entities.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total equity.
Use of Estimates
The unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires the use of estimates and assumptions made by management that affect the reported amounts of assets, liabilities, revenues, expenses and the accrual for and disclosure of contingent assets and liabilities that exist at the date of the consolidated financial statements. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could be different from those estimates.
2.ACQUISITIONS AND RELATED TRANSACTIONS
Pending Enable Acquisition
On February 16, 2021, the Partnership entered into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable preferred unit will be exchanged for 0.0265 of a Series G Preferred

Unit, and ET will make a $10 million cash payment for Enable’s general partner. In May 2021, the Enable common unitholders voted to approve the merger. The transaction is subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino Act (“HSR”) clearance.
The Federal Trade Commission (“FTC”) has issued requests for additional information and documentary material (the “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Partnership and Enable have certified substantial compliance with the Second Request, unless that period is extended voluntarily or terminated sooner by the FTC. We continue to believe that the FTC will grant unconditional clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the second half of 2021.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of June 30, 2021 or December 31, 2020.
We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.
The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2021	2020
Accounts receivable	$(1,946)	$2,084
Accounts receivable from related companies	(40)	111
Inventories	234	(180)
Other current assets	(48)	146
Other non-current assets, net	(12)	(226)
Accounts payable	2,207	(2,108)
Accounts payable to related companies	(24)	(8)
Accrued and other current liabilities	326	(116)
Other non-current liabilities	84	66
Derivative assets and liabilities, net	(120)	190
Net change in operating assets and liabilities, net of effects of acquisitions	$661	$(41)
Non-cash activities were as follows:

	Six Months Ended June 30,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$396	$742
Lease assets obtained in exchange for new lease liabilities	10	125
Distribution reinvestment	15	62
4.INVENTORIES
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.

Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of June 30, 2021 and December 31, 2020, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $152 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and six months ended June 30, 2021 and 2020, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.

	June 30, 2021	December 31, 2020
Natural gas, NGLs and refined products(1)	$1,034	$1,013
Crude oil	205	287
Spare parts and other	425	439
Total inventories	$1,664	$1,739
(1)Due to changes in fuel prices, Sunoco LP recorded an inventory adjustment on the value of its fuel inventory of $159 million for the six months ended June 30, 2021.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2021, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2021
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$10	$10	$—
Swing Swaps IFERC	4	4	—
Fixed Swaps/Futures	2	2	—
Forward Physical Contracts	7	—	7
Power:
Forwards	33	—	33
Futures	4	4	—
NGLs – Forwards/Swaps	208	208	—
Refined Products – Futures	4	4	—
Crude – Forwards/Swaps	101	101	—
Total commodity derivatives	373	333	40
Other non-current assets	37	24	13
Total assets	$410	$357	$53
Liabilities:
Interest rate derivatives	$(378)	$—	$(378)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(7)	(7)	—
Swing Swaps IFERC	(1)	(1)	—
Fixed Swaps/Futures	(20)	(20)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Forwards	(21)	—	(21)
Futures	(12)	(12)	—
NGLs – Forwards/Swaps	(225)	(225)	—
Refined Products – Futures	(2)	(2)	—
Crude – Forwards/Swaps	(98)	(98)	—
Total commodity derivatives	(387)	(365)	(22)
Total liabilities	$(765)	$(365)	$(400)

		Fair Value Measurements at December 31, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	13	13	—
Forward Physical Contracts	5	—	5
Power:
Forwards	4	—	4
Futures	2	2	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	127	127	—
Refined Products – Futures	3	3	—
Total commodity derivatives	168	158	10
Other non-current assets	34	22	12
Total assets	$202	$180	$22
Liabilities:
Interest rate derivatives	$(448)	$—	$(448)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(3)	—	(3)
Fixed Swaps/Futures	(13)	(13)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(227)	(227)	—
Refined Products – Futures	(11)	(11)	—
Total commodity derivatives	(269)	(265)	(4)
Total liabilities	$(717)	$(265)	$(452)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2021 were $52.32 billion and $46.29 billion, respectively. As of December 31, 2020, the aggregate fair value and carrying amount of our consolidated debt obligations were $56.21 billion and $51.44 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME (LOSS) PER LIMITED PARTNER UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income (loss) per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$908	$672	$4,549	$(292)
Less: Net income attributable to noncontrolling interests	269	306	610	185
Less: Net income attributable to redeemable noncontrolling interests	13	13	25	25
Net income (loss), net of noncontrolling interests	626	353	3,914	(502)
Less: General Partner’s interest in income (loss)	1	—	4	(1)
Less: Preferred Unitholders’ interest in income	86	—	86	—
Income (loss) available to Limited Partners	$539	$353	$3,824	$(501)
Basic Income (Loss) per Limited Partner Unit:
Weighted average limited partner units	2,704.0	2,694.9	2,703.4	2,693.3
Basic income (loss) per Limited Partner unit	$0.20	$0.13	$1.41	$(0.19)
Diluted Income (Loss) per Limited Partner Unit:
Income (loss) available to Limited Partners	$539	$353	$3,824	$(501)
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—	1	—
Diluted income (loss) available to Limited Partners	$538	$353	$3,823	$(501)
Weighted average limited partner units	2,704.0	2,694.9	2,703.4	2,693.3
Dilutive effect of unvested unit awards (1)	13.8	0.9	12.1	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,717.8	2,695.8	2,715.5	2,693.3
Diluted income (loss) per Limited Partner unit	$0.20	$0.13	$1.41	$(0.19)
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1 above, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the first quarter of 2021, ETO redeemed its $600 million of 4.40% senior notes due April 1, 2021 and its $800 million of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility. Borrowings under the Term Loan mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. During the three months ended June 30, 2021, the Partnership repaid $1.5 billion on the Term Loan in part through proceeds from its Series H Preferred Unit issuance. As of June 30, 2021, the Term Loan had $500 million outstanding. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 1.10%.
Five-Year Credit Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its revolving credit facility (the “Five-Year Credit Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the Five-Year Credit Facility. The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2024. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2021, the Five-Year Credit Facility had $886 million of outstanding borrowings, of which $795 million consisted of commercial paper. The amount available for future borrowings was $4.02 billion, after accounting for outstanding letters of credit in the amount of $90 million. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 0.52%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility. The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of June 30, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of June 30, 2021, the Sunoco LP Credit Facility had $361 million of outstanding borrowings and $8 million in standby letters of credit and matures in July 2023. The amount available for future borrowings at June 30, 2021 was $1.13 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 2.08%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity. As of June 30, 2021, USAC had $473 million of outstanding borrowings and no outstanding letters of credit under the USAC Credit Facility. As of June 30, 2021, USAC had $1.13 billion of availability under the USAC Credit Facility. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 2.91%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$282 million at the June 30, 2021 exchange rate) senior secured term loan facility (the “Energy Transfer Canada Term Loan A”), a C$525 million (US$424 million at the June 30, 2021 exchange rate) senior secured revolving credit facility (the “Energy Transfer Canada Revolving Credit Facility”), and a C$300 million (US$242 million at the June 30, 2021 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$202 million at the June 30, 2021 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of June 30, 2021, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility had outstanding borrowings of C$323 million and C$102 million, respectively (US$261 million and US$82 million, respectively, at the June 30, 2021 exchange rate). As of June 30, 2021, the KAPS Facility had no outstanding borrowings.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of June 30, 2021. For the quarter ended June 30, 2021, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.14x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of June 30, 2021 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, as of June 30, 2021, redeemable noncontrolling interests included a balance of $284 million related to Energy Transfer Canada preferred shares.

USAC Preferred Units
As of June 30, 2021, USAC had 500,000 USAC Preferred Units issued and outstanding. The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units are convertible into USAC common units at the election of the holders. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by April 2023, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, beginning April 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and USAC may elect to pay up to 50% of such redemption amount in USAC common units.
Energy Transfer Canada Redeemable Preferred Stock
Energy Transfer Canada has 300,000 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at Energy Transfer Canada’s option at a redemption price of C$1,100 (US$887 at the June 30, 2021 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of Energy Transfer Canada. The preferred stock is convertible to Energy Transfer Canada common shares in the event of an initial public offering by Energy Transfer Canada.
Dividends on the preferred stock were payable in-kind through the quarter ended June 30, 2021. The dividends paid-in-kind increased the liquidation preference such that, as of June 30, 2021, the preferred stock was convertible into 359,653 shares.
9.EQUITY
ET Common Units
The change in ET common units during the six months ended June 30, 2021 was as follows:

Number of Units
Number of common units at December 31, 2020	2,702.4
Common units issued in connection with the distribution reinvestment plan	1.8
Common units vested under equity incentive plans and other	0.4
Number of common units at June 30, 2021	2,704.6
ET Repurchase Program
During the six months ended June 30, 2021, ET did not repurchase any ET common units under its current buyback program. As of June 30, 2021, $911 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the six months ended June 30, 2021, distributions of $15 million were reinvested under the distribution reinvestment program. As of June 30, 2021, a total of 19 million ET common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525

The Partnership’s distribution on its common units with respect to the quarter ended March 31, 2020 was declared on March 31, 2020 and accrued as of that date. For the three months ended March 31, 2020, the consolidated statement of equity reflected distributions to common unitholders for two quarters. For the three months ended June 30, 2020, the amount reflected for distributions to common unitholders in the consolidated statements of equity reflected only the reinvestment of distributions paid in May 2020.
ET Preferred Units
Conversion of ETO Preferred Units to ET Preferred Units
In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1, all of ETO’s previously outstanding preferred units were converted to ET Preferred Units with identical distribution and redemption rights, as described under “Description of ET Preferred Units” below.
As of and prior to March 31, 2021, the ET Preferred Units were reflected as noncontrolling interests on the Partnership’s consolidated financial statements. Beginning April 1, 2021, the ET Preferred Units are reflected as limited partner interests in the Partnership’s consolidated financial statements.
As of June 30, 2021, ET’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,100,000 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the ET Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, March 31, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
Preferred units conversion	943	547	440	434	786	504	1,114	—	4,768
Units issued for cash	—	—	—	—	—	—	—	889	889
Distributions to partners	—	—	(8)	(9)	(15)	(17)	(39)	—	(88)
Other, net	—	—	—	—	—	—	—	(1)	(1)
Net income	15	9	8	9	15	8	20	2	86
Balance, June 30, 2021	$958	$556	$440	$434	$786	$495	$1,095	$890	$5,654
Cash Distributions on ET Preferred Units
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.63	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
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
•Series H Preferred Units. On June 15, 2021, the Partnership issued 900,000 Series H Preferred Units at a price to the public of $1,000 per unit. Distributions on the Series H Preferred Units will accrue and be cumulative to, but excluding, November 15, 2026, at a rate equal to 6.500% per annum of the $1,000 liquidation preference. On and after November 15, 2026 and each fifth anniversary thereafter, the distribution rate on the Series H Preferred Units will reset to be a percentage of the $1,000 liquidation preference equal to the five-year U.S. treasury rate plus a spread of 5.694% per annum. Distributions on the Series H Preferred Units will be payable semi-annually in arrears on the 15th day of May and November of each year. The Series H Preferred Units are redeemable at ET’s option during the three-month period prior to, and including, each distribution reset date at a redemption price of $1,000 per Series H

Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
USAC Cash Distributions
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
June 30, 2021	July 26, 2021	August 6, 2021	0.5250
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	June 30, 2021	December 31, 2020
Available-for-sale securities	$21	$18
Foreign currency translation adjustment	33	7
Actuarial loss related to pensions and other postretirement benefits	(2)	(7)
Investments in unconsolidated affiliates, net	(14)	(14)
Total AOCI, net of tax	38	4
Amounts attributable to noncontrolling interest	(12)	2
Total AOCI included in partners’ capital, net of tax	$26	$6
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and also affected the results of operations in certain segments. The recognition of the impacts of Winter Storm Uri during the six months ended June 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.

FERC Proceedings
By Order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by the order of the Chief Judge dated October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding.
In May 2021, the FERC commenced an audit of Sunoco Pipeline LP (“SPLP”) for the period from January 1, 2018 to present to evaluate SPLP’s compliance with the requirements of its FERC oil tariff, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The audit is ongoing.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ROW expense	$9	$10	$15	$19
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
As of June 30, 2021 and December 31, 2020, accruals of approximately $88 million and $101 million, respectively, were reflected on our consolidated balance sheets related to contingencies that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $80 million.
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
The District Court scheduled a status conference for February 10, 2021 to discuss the effects of the Court of Appeals’ January 26, 2021 order on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. At the request of the USACE, on February 9, 2021 the District Court granted a two-month continuance for the status conference until April 9, 2021. On April 9, 2021, the District Court granted Dakota Access’s request for the opportunity to file updates to its declarations supporting the opposition to injunctive relief and thereafter granted the Tribes’ request to file updates to their declarations supporting their position with respect to injunctive relief. Dakota Access and the Tribes filed their supplemental declarations on April 19, 2021 and April 26, 2021, respectively. On April 26, 2021, the District Court requested that USACE advise it by May 3, 2021 as to USACE’s current position, if it has one, with respect to the Motion. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. The USACE also advised the District Court that it expected that the EIS will be completed by March 2022. On May 21, 2021 the District Court denied the Plaintiffs’ request for an injunction. The District Court further directed the parties to file a joint status report by June 11, 2021 concerning potential next steps in the litigation.
On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. The Court noted the availability of a motion to reopen the terminated proceedings if, for example, one of its earlier orders were violated. The Court also noted that should the Plaintiffs seek to challenge the forthcoming EIS, they would need to do so by filing a new complaint, and they could ask that it be assigned to the same Judge.
The pipeline continues to operate pending completion of the EIS. ET cannot determine when or how future lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, ET expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL LLC’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations resumed at the facilities in the fall of 2016, with the exception of one of Lone Star’s storage wells at the North Terminal that has not been returned to service. Lone Star has obtained payment for most of the losses it has submitted to the adjacent operator. Lone Star continues to quantify and seek reimbursement for outstanding losses.
MTBE Litigation
ETC Sunoco Holdings LLC and Energy Transfer R&M (collectively, “Sunoco Defendants”) are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, state-level governmental entities, assert product liability, nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices claims. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of June 30, 2021, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
Regency Merger Litigation
On June 10, 2015, Adrian Dieckman (“Dieckman” or “Plaintiff”), a purported Regency unitholder, filed a class action complaint related to the Regency-ETO merger (the “Regency Merger”) in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP LP, Regency GP LLC, ET, ETO, Energy Transfer Partners GP, L.P., and the members of Regency’s board of directors.
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
Trial was held regarding the parties’ amended claims on May 10-17, 2021, and the parties are now engaged in post-trial briefing. ET Defendants cannot predict the outcome of the Williams Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can ET Defendants predict the amount of time and expense that will be required to resolve these lawsuits. ET Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.
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
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries. On February 8, 2019, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Permit Hold on any requests for approvals/permits or permit amendments for any project in Pennsylvania pursuant to the state’s water laws. The Partnership filed an appeal of the Permit Hold with the Pennsylvania Environmental Hearing Board. On January 3, 2020, the Partnership entered into a Consent Order and Agreement with the PADEP in which, among other things, the Permit Hold was lifted, the Partnership agreed to pay a $28.6 million civil penalty and fund a $2 million community environmental project, and all related appeals were withdrawn. On November 11, 2020, the PADEP issued an order that required additional approvals and work prior to placing the Revolution Pipeline back in service. The Partnership filed an appeal of this order on December 8, 2020. On February 26, 2021, the Partnership entered into a Consent Order and Agreement with the Department which, among other things, allowed the Partnership to place the Revolution pipeline back in service, and the Partnership agreed to pay a $125,000 penalty and withdraw its appeal.
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
On April 22, 2021, the Chester County DA filed a Complaint and Consent Decree in the Court of Common Pleas of Chester County, Pennsylvania constituting a settlement agreement between the Chester County DA and the Partnership. A status conference was held on May 10, 2021, and an Amended Consent Decree was filed on June 16, 2021, which has not yet been entered by the Court.
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
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Energy Transfer R&M and SPMT that alleged SPMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012 and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, SPMT filed its Notice of Appeal with the 10th Circuit and appealed the entirety of the Order. The matter has now been fully briefed, and the parties are awaiting oral argument. SPMT cannot predict the outcome of the case, nor can SPMT predict the amount of time and expense that will be required to resolve the appeal, but intends to vigorously appeal the entirety of the Order.
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
•legacy sites related to Sunoco, Inc. are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that the Partnership no longer operates, closed and/or sold refineries and other formerly owned sites.
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2021, the Partnership had been named as a PRP at approximately 33 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2021	December 31, 2020
Current	$42	$44
Non-current	266	262
Total environmental liabilities	$308	$306
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
During the six months ended June 30, 2021 and 2020, the Partnership recorded $12 million and $15 million, respectively, of expenditures related to environmental cleanup programs.
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
11.REVENUE
Disaggregation of Revenue
The Partnership’s consolidated financial statements reflect eight reportable segments, which also represent the level at which the Partnership aggregates revenue for disclosure purposes. Note 13 depicts the disaggregation of revenue by segment.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2020	$308
Additions	434
Revenue recognized	(357)
Balance, June 30, 2021	$385

Balance, December 31, 2019	$377
Additions	413
Revenue recognized	(405)
Balance, June 30, 2020	$385
The balances of Sunoco LP’s contract assets were as follows:

	June 30, 2021	December 31, 2020
Contract balances:
Contract assets	$135	$121
Accounts receivable from contracts with customers	422	256
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
As of June 30, 2021, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.94 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2021
	(remainder)	2022	2023	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of June 30, 2021	$3,201	$5,877	$5,235	$25,630	$39,943

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

The following table details our outstanding commodity-related derivatives:

	June 30, 2021		December 31, 2020
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(35,867)	2021-2022	(44,225)	2021-2022
Fixed Swaps/Futures	198	2021-2023	1,603	2021-2022
Power (Megawatt):
Forwards	728,400	2022-2029	1,392,400	2021-2029
Futures	(629,567)	2021-2022	18,706	2021-2022
Options – Puts	(17,915)	2022	519,071	2021
Options – Calls	(60,170)	2022	2,343,293	2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(10,608)	2021-2022	(29,173)	2021-2022
Swing Swaps IFERC	(13,665)	2021-2022	11,208	2021
Fixed Swaps/Futures	(23,575)	2021-2023	(53,575)	2021-2022
Forward Physical Contracts	(42,141)	2023	(11,861)	2021
NGLs (MBbls) – Forwards/Swaps	1,474	2021-2023	(5,840)	2021-2022
Refined Products (MBbls) – Futures	(2,585)	2021-2023	(2,765)	2021
Crude (MBbls) – Forwards/Swaps	159	2021-2022	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(8,525)	2021	(30,113)	2021
Fixed Swaps/Futures	(8,525)	2021	(30,113)	2021
Hedged Item – Inventory	8,525	2021	30,113	2021
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2021	December 31, 2020
July 2021(2)(3)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$—	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	—
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	—
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)The July 2021 interest rate swaps were amended in June 2021.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$1	$25	$(3)	$(32)
	1	25	(3)	(32)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	189	90	(233)	(166)
Commodity derivatives	183	53	(151)	(71)
Interest rate derivatives	—	—	(378)	(448)
	372	143	(762)	(685)
Total derivatives	$373	$168	$(765)	$(717)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(378)	$(448)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	183	53	(151)	(71)
Broker cleared derivative contracts	Other current assets (liabilities)	190	115	(236)	(198)
Total gross derivatives		373	168	(765)	(717)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(151)	(44)	151	44
Counterparty netting	Other current assets (liabilities)	(188)	(64)	188	64
Total net derivatives		$34	$60	$(426)	$(609)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(5)	$(5)	$(2)	$11
Commodity derivatives – Non-trading	Cost of products sold	(93)	(96)	(135)	97
Interest rate derivatives	Gains (losses) on interest rate derivatives	(123)	(3)	71	(332)
Total		$(221)	$(104)	$(66)	$(224)

13.REPORTABLE SEGMENTS
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$852	$465	$4,828	$1,001
Intersegment revenues	97	51	1,021	108
	949	516	5,849	1,109
Interstate transportation and storage:
Revenues from external customers	404	440	905	899
Intersegment revenues	3	5	27	10
	407	445	932	909
Midstream:
Revenues from external customers	571	391	1,149	892
Intersegment revenues	1,628	627	3,722	1,296
	2,199	1,018	4,871	2,188
NGL and refined products transportation and services:
Revenues from external customers	3,830	1,666	7,227	3,784
Intersegment revenues	692	453	1,285	1,050
	4,522	2,119	8,512	4,834
Crude oil transportation and services:
Revenues from external customers	4,420	1,811	7,920	6,024
Intersegment revenues	—	3	—	3
	4,420	1,814	7,920	6,027
Investment in Sunoco LP:
Revenues from external customers	4,385	2,043	7,854	5,303
Intersegment revenues	7	37	9	49
	4,392	2,080	7,863	5,352
Investment in USAC:
Revenues from external customers	153	166	308	342
Intersegment revenues	3	3	6	6
	156	169	314	348
All other:
Revenues from external customers	486	356	1,905	720
Intersegment revenues	90	136	183	285
	576	492	2,088	1,005
Eliminations	(2,520)	(1,315)	(6,253)	(2,807)
Total revenues	$15,101	$7,338	$32,096	$18,965

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Intrastate transportation and storage	$224	$187	$3,037	$427
Interstate transportation and storage	331	403	784	807
Midstream	477	367	765	750
NGL and refined products transportation and services	736	674	1,383	1,337
Crude oil transportation and services	484	519	994	1,110
Investment in Sunoco LP	201	182	358	391
Investment in USAC	100	105	200	211
All other	63	1	135	40
Adjusted EBITDA (consolidated)	2,616	2,438	7,656	5,073
Depreciation, depletion and amortization	(940)	(936)	(1,894)	(1,803)
Interest expense, net of interest capitalized	(566)	(579)	(1,155)	(1,181)
Impairment losses	(8)	(4)	(11)	(1,329)
Gains (losses) on interest rate derivatives	(123)	(3)	71	(332)
Non-cash compensation expense	(27)	(41)	(55)	(63)
Unrealized gains (losses) on commodity risk management activities	47	(48)	93	3
Inventory valuation adjustments (Sunoco LP)	59	90	159	(137)
Losses on extinguishments of debt	(1)	—	(8)	(62)
Adjusted EBITDA related to unconsolidated affiliates	(136)	(157)	(259)	(311)
Equity in earnings of unconsolidated affiliates	65	85	120	78
Other, net	4	(74)	(11)	(101)
Income (loss) before income tax expense	990	771	4,706	(165)
Income tax expense	(82)	(99)	(157)	(127)
Net income (loss)	$908	$672	$4,549	$(292)

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
RECENT DEVELOPMENTS
Series H Preferred Units Issuance
On June 15, 2021, the Partnership issued 900,000 of its 6.500% Series H Preferred Units at a price of $1,000 per unit. The net proceeds were used to repay amounts outstanding under the Partnership’s term loan and for general partnership purposes.
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in “Results of Operations” below. The recognition of the impacts of Winter Storm Uri during the six months ended June 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
Enable Acquisition
On February 16, 2021, the Partnership entered into a definitive merger agreement to acquire Enable. Under the terms of the merger agreement, Enable’s common unitholders will receive 0.8595 of an ET common unit in exchange for each Enable common unit. In addition, each outstanding Enable preferred unit will be exchanged for 0.0265 of a Series G Preferred Unit, and ET will make a $10 million cash payment for Enable’s general partner. In May 2021, the Enable common unitholders voted to approve the merger. The transaction is subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino Act (“HSR”) clearance.
The Federal Trade Commission (“FTC”) has issued requests for additional information and documentary material (the “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Partnership and Enable have certified substantial compliance with the Second Request, unless that period is extended voluntarily or terminated sooner by the FTC. We continue to believe that the FTC will grant unconditional clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the second half of 2021.
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
Sunoco LP’s Acquisitions
In July and August 2021, Sunoco LP agreed to acquire a total of nine refined product terminals in two separate transactions for a total of approximately $255 million. Sunoco LP expects to close these transactions in the fourth quarter of 2021.
Quarterly Cash Distribution
In July 2021, ET announced its quarterly distribution of $0.1525 per unit ($0.61 annualized) on ET common units for the quarter ended June 30, 2021.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. Panhandle filed a cost and revenue study on April 1, 2019 and an NGA Section 4 rate case on August 30, 2019. The Section 4 and Section 5 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its reply brief on exception to the initial decision.
Pipeline Certification
The FERC issued a Notice of Inquiry on April 19, 2018 (“Pipeline Certification NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Pipeline Certification NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective. Comments in response to the Pipeline Certification NOI were filed by us on May 26, 2021. We do not expect that any change in this policy would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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

Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$224	$187	$37	$3,037	$427	$2,610
Interstate transportation and storage	331	403	(72)	784	807	(23)
Midstream	477	367	110	765	750	15
NGL and refined products transportation and services	736	674	62	1,383	1,337	46
Crude oil transportation and services	484	519	(35)	994	1,110	(116)
Investment in Sunoco LP	201	182	19	358	391	(33)
Investment in USAC	100	105	(5)	200	211	(11)
All other	63	1	62	135	40	95
Adjusted EBITDA (consolidated)	2,616	2,438	178	7,656	5,073	2,583
Depreciation, depletion and amortization	(940)	(936)	(4)	(1,894)	(1,803)	(91)
Interest expense, net of interest capitalized	(566)	(579)	13	(1,155)	(1,181)	26
Impairment losses	(8)	(4)	(4)	(11)	(1,329)	1,318
Gains (losses) on interest rate derivatives	(123)	(3)	(120)	71	(332)	403
Non-cash compensation expense	(27)	(41)	14	(55)	(63)	8
Unrealized gains (losses) on commodity risk management activities	47	(48)	95	93	3	90
Inventory valuation adjustments (Sunoco LP)	59	90	(31)	159	(137)	296
Losses on extinguishments of debt	(1)	—	(1)	(8)	(62)	54
Adjusted EBITDA related to unconsolidated affiliates	(136)	(157)	21	(259)	(311)	52
Equity in earnings of unconsolidated affiliates	65	85	(20)	120	78	42
Other, net	4	(74)	78	(11)	(101)	90
Income (loss) before income tax expense	990	771	219	4,706	(165)	4,871
Income tax expense	(82)	(99)	17	(157)	(127)	(30)
Net income (loss)	$908	$672	$236	$4,549	$(292)	$4,841
Adjusted EBITDA (consolidated). For the three months ended June 30, 2021 compared to the same period last year, Adjusted EBITDA increased 7% due to the net impacts of multiple factors across each of our reportable segments. The primary drivers of the Adjusted EBITDA increase included favorable natural gas and NGL prices in our midstream segment and increased NGL exports in our NGL and refined products transportation and services segment, including the impact of recently commissioned NGL export assets. In addition, during the three months ended June 30, 2021, we continued to recognize impacts from Winter Storm Uri as previously disputed revenues were settled during the period. These favorable variances were partially offset by the impacts of certain shipper contract expirations in our interstate transportation and storage segment.
For the six months ended June 30, 2021 compared to the same period last year, Adjusted EBITDA increased 51%, primarily due to the impacts of Winter Storm Uri in February 2021. The most significant impacts from the storm were recognized in our intrastate transportation and storage segment, where realized storage margin increased by $1.52 billion compared to the prior period as a result of withdrawals during the storm, realized natural gas sales increased $972 million primarily due to sales during the storm, and retained fuel revenues increased $97 million primarily due to unprecedented natural gas prices during the storm.
Additional information on changes impacting Adjusted EBITDA for the three and six months ended June 30, 2021 compared to the same periods last year, including other impacts from Winter Storm Uri and other non-storm-related factors, is available below in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and six months ended June 30, 2021 compared to the same period last year primarily due to incremental depreciation related to assets recently placed in service.

Interest Expense, net. Interest expense, net of interest capitalized decreased for the three and six months ended June 30, 2021 compared to the same periods last year primarily due to the following:
•the Partnership’s interest expense decreased $12 million and $22 million for the three and six months ended June 30, 2021, respectively, primarily due to lower total debt outstanding and lower borrowing costs on recently refinanced and floating rate debt, partially offset by lower interest capitalized; and
•Sunoco LP’s interest expense decreased $1 million and $4 million for the three and six months ended June 30, 2021, respectively, primarily attributable to a slight decrease in average total long-term debt and a decrease in the weighted average interest rate on long-term debt.
Impairment Losses. For the three months ended June 30, 2021 impairment losses reflected $2 million recognized by USAC related to its compression equipment as a result of its evaluations of the future deployment of its idle fleet under current market conditions and $6 million impairment of intangible assets related to customer contracts within the Partnership’s crude operations. For the six months ended June 30, 2021, impairment losses included an additional $3 million recognized by USAC during the first quarter of 2020 related to its compression equipment.
For the three months ended June 30, 2020, impairment losses reflected $4 million recognized by USAC related to its compression equipment as a result of its evaluations of the future deployment of its idle fleet under current market conditions. For the six months ended June 30, 2020, impairment losses also included goodwill impairments recognized by the Partnership during the first quarter of 2020 totaling $706 million due to decreases in projected future cash flows as a result of overall market demand decline and a goodwill impairment recognized by USAC of $619 million based on changes in market conditions.
Gains (Losses) on Interest Rate Derivatives. Gains and losses on interest rate derivatives during the three and six months ended June 30, 2021 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. The unrealized gains and losses on our commodity risk management activities include changes in fair value of commodity derivatives and the hedged inventory included in designated fair value hedging relationships. Information on the unrealized gains and losses within each segment are included in “Segment Operating Results” below, and additional information on the commodity-related derivatives, including notional volumes, maturities and fair values, is available in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements.”
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended June 30, 2021 and June 30, 2020, increases in fuel prices reduced lower of cost or market reserve requirements by $59 million and $90 million, respectively.
Losses on Extinguishments of Debt. During the three months ended June 30, 2021, the loss on extinguishment of debt was related to the Partnership’s partial repayment of its Term Loan. For the six months ended June 30, 2021, the losses on extinguishments of debt also included Sunoco LP’s January 2021 repurchase of the remainder of its 2023 senior notes. During the six months ended June 30, 2020, amounts were related to ETO’s senior notes redemption in January 2020.
For the six months ended June 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $159 million. For the six months ended June 30, 2020, a decrease in fuel prices increased lower of cost or market reserve requirements for the period by $137 million.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the three months ended June 30, 2021 compared to the same period in the prior year, income tax expense decreased primarily due to lower state tax expense in the current period. For the six months ended June 30, 2021 compared to the same period in the prior year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries in the current period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020(1)	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$42	$42	$—	$79	$77	$2
FEP	—	18	(18)	—	(52)	52
MEP	(4)	(2)	(2)	(7)	(2)	(5)
White Cliffs	1	9	(8)	1	17	(16)
Other	26	18	8	47	38	9
Total equity in earnings (losses) of unconsolidated affiliates	$65	$85	$(20)	$120	$78	$42

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$85	$89	$(4)	$164	$168	$(4)
FEP	—	19	(19)	—	38	(38)
MEP	5	7	(2)	10	15	(5)
White Cliffs	5	13	(8)	10	27	(17)
Other	41	29	12	75	63	12
Total Adjusted EBITDA related to unconsolidated affiliates	$136	$157	$(21)	$259	$311	$(52)

Distributions received from unconsolidated affiliates:
Citrus	$29	$58	$(29)	$85	$107	$(22)
FEP	—	17	(17)	4	35	(31)
MEP	4	7	(3)	8	18	(10)
White Cliffs	5	10	(5)	20	23	(3)
Other	26	20	6	47	39	8
Total distributions received from unconsolidated affiliates	$64	$112	$(48)	$164	$222	$(58)
(1)For the six months ended June 30, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP during the first quarter of 2020, which reduced the Partnership’s equity in earnings by $85 million.
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
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in segment analysis below. The recognition of the impacts of Winter Storm Uri during the six months ended June 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.

Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Natural gas transported (BBtu/d)	13,205	12,921	284	12,532	13,028	(496)
Withdrawals from (injections to) storage natural gas inventory (BBtu)	10,643	(1,910)	12,553	29,688	5,065	24,623
Revenues	$949	$516	$433	$5,849	$1,109	$4,740
Cost of products sold	664	248	416	2,658	551	2,107
Segment margin	285	268	17	3,191	558	2,633
Unrealized gains on commodity risk management activities	(5)	(33)	28	(17)	(39)	22
Operating expenses, excluding non-cash compensation expense	(55)	(48)	(7)	(135)	(89)	(46)
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(6)	(3)	(17)	(15)	(2)
Adjusted EBITDA related to unconsolidated affiliates	7	6	1	13	12	1
Other	1	—	1	2	—	2
Segment Adjusted EBITDA	$224	$187	$37	$3,037	$427	$2,610
Volumes. For the three months ended June 30, 2021 compared to the same period last year, transported volumes increased primarily due to volume ramp-ups in the Permian.
For the six months ended June 30, 2021, transported volumes decreased primarily due to the bankruptcy filing of a transportation customer, a contract step-down, and impacts of Winter Storm Uri.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Transportation fees	$200	$148	$52	$380	$309	$71
Natural gas sales and other (excluding unrealized gains and losses)	57	68	(11)	1,128	156	972
Retained fuel revenues (excluding unrealized gains and losses)	23	10	13	116	19	97
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	—	9	(9)	1,550	35	1,515
Unrealized gains on commodity risk management activities and fair value inventory adjustments	5	33	(28)	17	39	(22)
Total segment margin	$285	$268	$17	$3,191	$558	$2,633
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment increased due to the net effects of the following:
•an increase of $52 million in transportation fees due to revenues related to Winter Storm Uri of $39 million, as well as increased firm transportation volumes from the Permian, partially offset by the expiration of certain contracts on our Regency Intrastate Gas System; and
•an increase of $13 million in retained fuel revenues primarily due to higher gas prices; partially offset by
•a decrease of $11 million in realized natural gas sales and other primarily due to lower optimization volumes with shifts to long-term third-party contracts from the Permian to the Gulf Coast;
•a decrease of $9 million in realized storage margin due to lower storage optimization; and

•an increase of $7 million in operating expenses primarily due to higher cost of fuel consumption from higher gas prices.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment increased due to the net effects of the following:
•an increase of $1.52 billion in realized storage margin due to higher physical storage margin from withdrawals during Winter Storm Uri;
•an increase of $972 million in realized natural gas sales and other primarily due to natural gas sales during Winter Storm Uri;
•an increase of $97 million in retained fuel revenues primarily due to natural gas prices during Winter Storm Uri; and
•an increase of $71 million in transportation fees due to fees related to Winter Storm Uri and demand volume ramp-ups from the Permian, partially offset by the expiration of certain contracts on our Regency Intrastate Gas System; partially offset by
•an increase of $46 million in operating expenses primarily due to higher cost of fuel consumption, mostly during Winter Storm Uri.
Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Natural gas transported (BBtu/d)	9,735	10,152	(417)	9,695	10,440	(745)
Natural gas sold (BBtu/d)	18	17	1	20	16	4
Revenues	$407	$445	$(38)	$932	$909	$23
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(143)	(139)	(4)	(277)	(282)	5
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(21)	(16)	(5)	(42)	(37)	(5)
Adjusted EBITDA related to unconsolidated affiliates	89	115	(26)	174	221	(47)
Other	(1)	(2)	1	(3)	(4)	1
Segment Adjusted EBITDA	$331	$403	$(72)	$784	$807	$(23)
Volumes. For the three and six months ended June 30, 2021 compared to the same periods last year, transported volumes decreased primarily due to foundation shipper contract expirations and a shipper bankruptcy on our Tiger system, as well as lower utilization resulting from unfavorable market conditions on our Panhandle and Trunkline systems, partially offset by increased short-term firm and interruptible utilization on our Rover system.
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $38 million in revenues primarily due to a $30 million decline as a result of shipper contract expirations on our Tiger system and a $14 million decline due to a shipper bankruptcy during 2020 also on our Tiger system. These decreases were partially offset by an increase of $6 million from interruptible and short-term firm transportation volumes sold primarily on our Rover system due to increased demand on the system;
•an increase of $4 million in operating expenses primarily due to higher employee costs of $12 million, partially offset by credit losses recorded in 2020 related to a shipper bankruptcy;
•an increase of $5 million in selling, general and administrative expenses primarily due to higher allocated overhead costs and employee costs; and
•a decrease of $26 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $19 million decrease from our Fayetteville Express Pipeline joint venture as a result of the expiration of foundation shipper contracts, a $4 million decrease from our Citrus joint venture resulting from higher employee costs and maintenance project costs and a $3 million decrease from our Midcontinent Express Pipeline joint venture as a result of lower revenue due to capacity sold at lower rates.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $47 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $38 million decrease from our Fayetteville Express Pipeline joint venture as a result of the expiration of foundation shipper contracts, a $6 million decrease from our Midcontinent Express Pipeline joint venture due to capacity sold at lower rates, and a $3 million decrease from our Citrus joint venture due to higher employee cost and project expenses; and
•an increase of $5 million in selling, general and administrative expenses primarily resulting from higher employee costs and allocated overhead costs; partially offset by
•an increase of $23 million in revenues primarily due to a $91 million increase in operational gas sales and an $8 million increase in firm usage, interruptible transportation and parking revenue. These increases were partially offset by $76 million in lower reservation fees resulting from contract expirations and a shipper bankruptcy during 2020 on our Tiger system and less capacity sold on our Panhandle and Trunkline systems; and
•a decrease of $5 million operating expenses primarily due to credit losses of $10 million in 2020 resulting from a shipper bankruptcy, partially offset by higher employee costs and allocated overhead costs.
Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Gathered volumes (BBtu/d)	13,112	12,964	148	12,571	13,155	(584)
NGLs produced (MBbls/d)	665	602	63	600	606	(6)
Equity NGLs (MBbls/d)	38	37	1	34	37	(3)
Revenues	$2,199	$1,018	$1,181	$4,871	$2,188	$2,683
Cost of products sold	1,509	473	1,036	3,711	1,048	2,663
Segment margin	690	545	145	1,160	1,140	20
Operating expenses, excluding non-cash compensation expense	(196)	(166)	(30)	(360)	(359)	(1)
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(20)	(7)	(52)	(46)	(6)
Adjusted EBITDA related to unconsolidated affiliates	8	7	1	15	14	1
Other	2	1	1	2	1	1
Segment Adjusted EBITDA	$477	$367	$110	$765	$750	$15
Volumes. Gathered volumes and NGL production increased during the three months ended June 30, 2021 compared to the same period last year primarily due to increases in the Permian, Ark-La-Tex, South Texas and North Texas regions, partially offset by volume declines in the Northeast and Mid-Continent/Panhandle regions.
Gathered volumes and NGL production decreased during the six months ended June 30, 2021 compared to the same period last year primarily due to decreases in the South Texas, Mid-Continent/Panhandle, Permian and North Texas regions partially offset by volume growth in the Ark-La-Tex region.

Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Gathering and processing fee-based revenues	$522	$503	$19	$1,020	$1,033	$(13)
Non-fee-based contracts and processing	168	42	126	140	107	33
Total segment margin	$690	$545	$145	$1,160	$1,140	$20
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $111 million in non-fee-based margin due to favorable NGL prices of $75 million and natural gas prices of $36 million;
•an increase of $15 million in non-fee-based margin due to increased throughput in the Permian region and the ramp-up of recently completed assets in the Northeast region; and
•an increase of $19 million in fee-based margin due to volume growth in the Permian region; partially offset by
•an increase of $30 million in operating expenses due to increases of $19 million in employee costs, $4 million in outside services, $3 million in allocated overhead costs and $2 million in maintenance project costs; and
•an increase of $7 million in selling, general and administrative expenses due to higher allocated overhead costs.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $163 million in non-fee-based margin due to favorable NGL prices of $101 million and natural gas prices of $62 million; and
•an increase of $13 million in non-fee-based margin due to increased throughput in the Permian region and the ramp-up of recently completed assets in the Northeast region; partially offset by
•a decrease of $143 million in non-fee-based margin due to the impacts of Winter Storm Uri;
•a decrease of $13 million in fee-based margin due to volume declines; and
•an increase of $6 million in selling, general and administrative expenses due to higher allocated overhead costs.

NGL and Refined Products Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
NGL transportation volumes (MBbls/d)	1,748	1,401	347	1,625	1,400	225
Refined products transportation volumes (MBbls/d)	510	377	133	486	460	26
NGL and refined products terminal volumes (MBbls/d)	1,186	746	440	1,115	795	320
NGL fractionation volumes (MBbls/d)	833	836	(3)	780	820	(40)
Revenues	$4,522	$2,119	$2,403	$8,512	$4,834	$3,678
Cost of products sold	3,547	1,368	2,179	6,688	3,204	3,484
Segment margin	975	751	224	1,824	1,630	194
Unrealized (gains) losses on commodity risk management activities	(46)	78	(124)	(69)	23	(92)
Operating expenses, excluding non-cash compensation expense	(194)	(154)	(40)	(366)	(313)	(53)
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(19)	(8)	(55)	(44)	(11)
Adjusted EBITDA related to unconsolidated affiliates	28	18	10	49	41	8
Segment Adjusted EBITDA	$736	$674	$62	$1,383	$1,337	$46
Volumes. For the three and six months ended June 30, 2021 compared to the same periods last year, NGL transportation volumes increased primarily due to the initiation of service on our propane and ethane export pipelines into our Nederland Terminal in the fourth quarter of 2020, higher volumes from the Eagle Ford region and higher volumes on our Mariner East and West pipeline systems. For the six months ended June 30, 2021 compared to the same period last year, the increase in NGL transportation volumes was partially offset by lower volumes caused by production interruptions, primarily in the Permian region, due to Winter Storm Uri during the first quarter of 2021.
Refined products transportation volumes increased for the three and six months ended June 30, 2021 compared to the same periods last year due to recovery from COVID-19 related demand reduction in the prior period.
NGL and refined products terminal volumes increased for the three and six months ended June 30, 2021 compared to the same periods last year primarily due to increased export volumes at our Nederland Terminal due to the initiation of service on our propane and ethane export pipelines in the fourth quarter of 2020, higher throughput volumes on our Mariner East and West pipeline systems and increased throughput at our refined product terminals due to recovery from COVID-19 related demand reduction in the prior period.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility decreased for the six months ended June 30, 2021 compared to the same period last year primarily due to lower NGL volumes feeding our Mont Belvieu fractionation facility as a result of production interruptions, primarily in the Permian region, due to Winter Storm Uri during the first quarter of 2021.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Transportation margin	$489	$449	$40	$981	$925	$56
Fractionators and refinery services margin	183	173	10	328	352	(24)
Terminal services margin	163	129	34	304	280	24
Storage margin	70	55	15	137	118	19
Marketing margin	24	23	1	5	(22)	27
Unrealized gains (losses) on commodity risk management activities	46	(78)	124	69	(23)	92
Total segment margin	$975	$751	$224	$1,824	$1,630	$194
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $40 million in transportation margin primarily due to a $27 million increase due to higher export volumes feeding into our Nederland Terminal and a $17 million increase from higher throughput on our Mariner pipeline system;
•an increase of $34 million in terminal services margin primarily due to a $22 million increase in ethane export fees at our Nederland Terminal, a $10 million increase due to higher throughput at our Marcus Hook Terminal, an increase of $9 million in loading fees due to higher LPG export volumes at our Nederland Terminal and a $5 million increase due to higher throughput at our refined product terminals. These increases were partially offset by an $11 million decrease resulting from an expiration of a third-party contract at our Nederland Terminal in the second quarter of 2020;
•an increase of $15 million in storage margin primarily due to a $9 million increase in fees generated from exported volumes, as well as increases related to blending activity due to a more favorable pricing environment and the timing of cavern withdrawals; and
•an increase of $10 million in fractionators and refinery services margin primarily due to a more favorable pricing environment impacting our refinery services business; partially offset by
•an increase of $40 million in operating expenses primarily due to a $19 million increase in utilities cost, a $12 million increase in employee related costs and an $8 million increase in allocated corporate overhead costs; and
•an increase of $8 million in selling, general and administrative expenses primarily due to corporate cost reductions in 2020.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $56 million in transportation margin primarily due to a $47 million increase due to higher export volumes feeding into our Nederland Terminal, a $34 million increase from higher throughput on our Mariner pipeline systems, intrasegment revenues of $27 million which are fully offset by a charge reflected in our marketing margin, $14 million in gains related to cavern withdrawals which are primarily offset in our fractionators margin, a $9 million increase in refined products transportation due to recovery from COVID-19 related demand reduction in the prior period and other refined products demand increases. These increases were partially offset by a $72 million decrease resulting from lower throughput across the various regions in Texas due to Winter Storm Uri related production outages;
•an increase of $27 million in marketing margin primarily due to a $36 million increase resulting from higher optimization gains and from the sale of NGL component products at our Mont Belvieu facility, a $16 million increase in butane blending margin due to more favorable spreads and additional blending days granted by the EPA due to the Colonial Pipeline shutdown and a $5 million increase due to inventory and other adjustments in 2020. These increases were partially offset by intrasegment charges of $27 million which were fully offset within our transportation margin, and a $3 million decrease in northeast blending and optimization due primarily to increasing costs related to renewable identification numbers (“RINs”);

•an increase of $24 million in terminal services margin primarily due to a $29 million increase in ethane export fees at our Nederland Terminal, a $23 million increase in loading fees due to higher LPG export volumes at our Nederland Terminal, a $10 million increase due to higher throughput at our Marcus Hook Terminal and a $7 million increase due to higher throughput and storage at our refined product terminals due to recovery from COVID-19 related demand reduction in the prior period and other refined products demand increases. These increases were partially offset by a $44 million decrease resulting from an expiration of a third-party contract at our Nederland Terminal in the second quarter of 2020; and
•an increase of $19 million in storage margin primarily due to a $9 million increase in fees generated from exported volumes, a $7 million increase resulting from physical gains associated with cavern withdrawals and a $4 million increase in margin received from blending activity due to a more favorable pricing environment in 2021; partially offset by
•an increase of $53 million in operating expenses primarily due to a $12 million increase in employee costs resulting primarily from corporate cost reductions in 2020, a $33 million increase in utilities costs and an increase of $13 million in allocated corporate overhead costs. These increases were partially offset by a $4 million decrease resulting from the timing of expense projects and other associated costs;
•a decrease of $24 million in fractionators and refinery services margin primarily due to a $35 million decrease resulting from downtime on our various fractionators due to Winter Storm Uri in the first quarter of 2021 and an $18 million decrease related to cavern withdrawals, the impact of which was primarily offset in our transportation margin. These decreases were partially offset by a $23 million increase on our refinery services business due to more favorable market pricing and a $5 million increase in margin received from blending activity at our fractionators due to a more favorable pricing environment in 2021; and
•an increase of $11 million in selling, general and administrative expenses primarily due to corporate cost reductions in 2020.
Crude Oil Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Crude transportation volumes (MBbls/d)	3,943	3,549	394	3,718	3,987	(269)
Crude terminals volumes (MBbls/d)	2,532	2,703	(171)	2,430	2,849	(419)
Revenues	$4,420	$1,814	$2,606	$7,920	$6,027	$1,893
Cost of products sold	3,764	1,150	2,614	6,602	4,608	1,994
Segment margin	656	664	(8)	1,318	1,419	(101)
Unrealized (gains) losses on commodity risk management activities	3	—	3	(2)	10	(12)
Operating expenses, excluding non-cash compensation expense	(150)	(131)	(19)	(272)	(289)	17
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(26)	(2)	(58)	(54)	(4)
Adjusted EBITDA related to unconsolidated affiliates	3	11	(8)	8	23	(15)
Other	—	1	(1)	—	1	(1)
Segment Adjusted EBITDA	$484	$519	$(35)	$994	$1,110	$(116)
Volumes. For the three months ended June 30, 2021 compared to the same period last year, crude transportation volumes were higher on our Texas pipeline system and Bakken pipeline, driven by a recovery in crude oil production in these regions as a result of higher crude oil prices as well as a recovery in refinery utilization. Volumes on our Bayou Bridge pipeline were also higher, driven by more favorable crude oil differentials for shippers. Crude Terminal volumes were lower primarily due to reduced export demand.
For the six months ended June 30, 2021 compared to the same period last year, crude transportation volumes were lower on our Texas pipeline system, driven primarily by strong volumes transported in the first quarter of 2020 and adverse weather negatively impacting volumes in the first quarter of 2021. Volumes on our Bayou Bridge pipeline were higher, driven by more favorable crude oil differentials for shippers. Crude Terminal volumes were lower primarily due to reduced export demand.

Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $5 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $35 million decrease from our Texas crude pipeline system due to lower average tariff rates, a $17 million decrease (excluding unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business due primarily to storage trading gains realized in the second quarter of 2020 due to favorable market conditions and a $2 million decrease in throughput at our crude terminals primarily driven by lower export demand; partially offset by a $33 million increase due to higher volumes on our Bakken Pipeline and a $17 million increase due to higher volumes on our Bayou Bridge pipeline;
•an increase of $19 million in operating expenses primarily due to the timing of higher utility expenses resulting from Winter Storm Uri and timing of maintenance projects;
•an increase of $2 million in selling, general and administrative expenses primarily due to higher corporate allocations to the crude segment; and
•a decrease of $8 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes on White Cliffs pipeline from lower crude oil production.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $113 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $145 million decrease from our Texas crude pipeline system due to lower utilization and lower average tariff rates realized, a $22 million decrease due to lower volumes on our Bakken Pipeline due to lower basin production, and a $28 million decrease in throughput at our crude terminals primarily driven by reduced export demand; partially offset by a $75 million increase (excluding unrealized gains and losses on commodity risk management activities) from our crude oil acquisition and marketing business primarily due to losses recognized during the first quarter of 2020 from inventory write-downs due to a significant decline in the market price of crude, and an $11 million increase due to higher volumes on our Bayou Bridge pipeline;
•an increase of $4 million in selling, general and administrative expenses primarily due to higher allocations to the crude segment as a result of assets acquired; and
•a decrease of $15 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes on White Cliffs pipeline from lower production; partially offset by
•a decrease of $17 million in operating expenses primarily due to corporate cost reduction initiatives, partially offset by higher maintenance project costs due to timing and higher utility costs due to Winter Storm Uri.

Investment in Sunoco LP

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues	$4,392	$2,080	$2,312	$7,863	$5,352	$2,511
Cost of products sold	4,039	1,722	2,317	7,159	4,886	2,273
Segment margin	353	358	(5)	704	466	238
Unrealized (gains) losses on commodity risk management activities	(2)	—	(2)	(7)	6	(13)
Operating expenses, excluding non-cash compensation expense	(75)	(72)	(3)	(151)	(181)	30
Selling, general and administrative expenses, excluding non-cash compensation expense	(24)	(22)	(2)	(44)	(52)	8
Adjusted EBITDA related to unconsolidated affiliates	2	3	(1)	4	5	(1)
Inventory valuation adjustments	(59)	(90)	31	(159)	137	(296)
Other	6	5	1	11	10	1
Segment Adjusted EBITDA	$201	$182	$19	$358	$391	$(33)
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $12 million primarily due to a 27.6% increase in gallons sold, partially offset by a 16.6% decrease in gross profit per gallon sold; and
•an increase in non-motor fuel sales of $12 million primarily due to increased credit card transactions, merchandise gross profit and franchise fee income; partially offset by
•an increase in operating expenses and selling, general and administrative expenses primarily due to higher maintenance and advertising costs.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased due to the net impacts of the following:
•a decrease in the gross profit on motor fuel sales of $66 million primarily due to an 18.8% decrease in gross profit per gallon sold, partially offset by an 8.1% increase in gallons sold; and
•a decrease in non-motor fuel sales of $5 million primarily due to reduced credit card transactions; partially offset by
•a decrease in operating expenses and selling, general and administrative expenses of $38 million primarily due to lower employee costs of $19 million and lower expected credit losses of $17 million.

Investment in USAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues	$156	$169	$(13)	$314	$348	$(34)
Cost of products sold	21	18	3	42	42	—
Segment margin	135	151	(16)	272	306	(34)
Operating expenses, excluding non-cash compensation expense	(24)	(30)	6	(52)	(65)	13
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(16)	5	(20)	(30)	10
Segment Adjusted EBITDA	$100	$105	$(5)	$200	$211	$(11)
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the net impacts of the following:
•a decrease of $16 million in segment margin primarily due to a decrease in demand for compression services driven by continued capital discipline and optimization of existing compression service requirements by existing customers; partially offset by
•a decrease of $6 million in operating expenses primarily due to sales tax refunds received in the current period; and
•a decrease of $5 million in selling, general and administrative expenses primarily due to a $2 million decrease in the provision for expected credit losses and a $2 million decrease in severance charges related to the departure of an executive.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the net impacts of the following:
•a decrease of $34 million in segment margin primarily due to a decrease in demand for compression services driven by continued capital discipline and optimization of existing compression service requirements by existing customers, as well as decreased U.S. crude oil and natural gas activity; partially offset by
•a decrease of $13 million in operating expenses primarily driven by a $6 million decrease in direct labor expenses and a $5 million decrease primarily due to sales tax refunds received in the current period; and
•a decrease of $10 million in selling, general and administrative expenses primarily due to a $5 million decrease in the provision for expected credit losses, a $2 million decrease in severance charges related to the departure of an executive and a $2 million decrease in employee-related expenses.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues	$576	$492	$84	$2,088	$1,005	$1,083
Cost of products sold	470	377	93	1,812	792	1,020
Segment margin	106	115	(9)	276	213	63
Unrealized (gains) losses on commodity risk management activities	3	2	1	2	(3)	5
Operating expenses, excluding non-cash compensation expense	(38)	(27)	(11)	(89)	(65)	(24)
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(22)	3	(58)	(57)	(1)
Adjusted EBITDA related to unconsolidated affiliates	—	—	—	(1)	—	(1)
Other and eliminations	11	(67)	78	5	(48)	53
Segment Adjusted EBITDA	$63	$1	$62	$135	$40	$95
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, which include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impacts of the following:
•an increase of $8 million from power trading activities;
•an increase of $14 million due to the realization of amounts in excess of book values on previously reserved receivables in our marketing business;
•an increase of $11 million primarily due to higher gas revenue and lower power costs at our compressor equipment business;
•an increase of $7 million due to lower allocated utility expense;
•an increase of $9 million due to lower corporate expenses; and
•an increase of $4 million primarily due to increased service fees and foreign currency fluctuations at Energy Transfer Canada.
Segment Adjusted EBITDA. For the six months ended June 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impacts of the following:
•an increase of $60 million from power trading activities primarily due to short-term, favorable market conditions created by Winter Storm Uri in February 2021;
•an increase of $17 million primarily due to revenues earned by our dual drive compression business under the Electric Reliability Council of Texas (“ERCOT”) responsive reserve program during Winter Storm Uri;
•an increase of $11 million due to improved margins at our dual drive compression business resulting from more favorable market pricing conditions;
•an increase of $20 million primarily due to storage gains related to Winter Storm Uri in our marketing business;
•an increase of $7 million due to lower corporate expenses; and
•an increase of $4 million primarily due to foreign currency fluctuations at Energy Transfer Canada; partially offset by

•a decrease of $22 million primarily due to insurance proceeds received in the prior period on settled claims related to our MTBE litigation.
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
We currently expect capital expenditures in 2021 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$10	$15	$30	$35
Interstate transportation and storage (1)	50	75	120	125
Midstream	445	470	115	120
NGL and refined products transportation and services	625	725	110	120
Crude oil transportation and services (1)	325	350	90	100
All other (including eliminations)	90	115	55	60
Total capital expenditures	$1,545	$1,750	$520	$560
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
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Cash provided by operating activities during 2021 was $7.16 billion compared to $3.16 billion for 2020, and net income was $4.55 billion for 2021 and net loss was $292 million for 2020. The difference between net income and net cash provided by operating activities for the six months ended June 30, 2021 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $661 million and other non-cash items totaling $1.86 billion.
The non-cash activity in 2021 and 2020 consisted primarily of depreciation, depletion and amortization of $1.89 billion and $1.80 billion, respectively, non-cash compensation expense of $55 million and $63 million, respectively, inventory valuation adjustments of $159 million and $137 million, respectively, and deferred income taxes of $133 million and $125 million, respectively. Non-cash activity also included losses on extinguishments of debt in 2021 and 2020 of $8 million and $62 million, respectively, and impairment losses of $11 million and $1.33 billion in 2021 and 2020, respectively.
Net income (loss) includes equity in earnings of unconsolidated affiliates of $120 million in 2021 and equity in earnings of unconsolidated affiliates of $78 million in 2020, and cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $100 million in 2021 and $125 million in 2020.
Cash paid for interest, net of interest capitalized, was $1.14 billion and $1.06 billion for the six months ended June 30, 2021 and 2020, respectively. Interest capitalized was $60 million and $106 million for the six months ended June 30, 2021 and 2020, respectively.
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
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Cash used in investing activities during 2021 was $1.33 billion compared to $2.76 billion for 2020. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2021 were $1.41 billion compared to $2.85 billion for 2020. Additional detail related to our capital expenditures is provided in the table below.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the six months ended June 30, 2021:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$10	$13	$23
Interstate transportation and storage	12	37	49
Midstream	149	45	194
NGL and refined products transportation and services	351	51	402
Crude oil transportation and services	158	30	188
Investment in Sunoco LP	36	12	48
Investment in USAC	12	10	22
All other (including eliminations)	35	18	53
Total capital expenditures	$763	$216	$979

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Cash used in financing activities during 2021 was $5.92 billion compared to $532 million for 2020. During 2021, we had a net decrease in our debt level of $5.18 billion compared to a net increase of $206 million for 2020. In 2021 and 2020, we paid debt issuance costs of $3 million and $50 million, respectively. During 2021, we received $889 million from offerings of preferred units, and during 2020, our subsidiaries received $1.58 billion from offerings of preferred units.
In 2021 and 2020, we paid distributions of $898 million and $1.58 billion, respectively, to our partners. In 2021 and 2020, we paid distributions of $760 million and $852 million, respectively, to noncontrolling interests. In 2021 and 2020, we paid distributions of $24 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $63 million in cash from noncontrolling interests in 2021 compared to $178 million in cash from noncontrolling interests in 2020.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2021	December 31, 2020
ET Indebtedness:
Senior Notes (1)	$36,455	$37,855
Term Loan (2)	500	2,000
Five-Year Credit Facility (2)	886	3,103
Subsidiary Indebtedness:
Transwestern Senior Notes	400	400
Panhandle Senior Notes	235	235
Bakken Senior Notes (3)	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,703	3,139
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	361	—
USAC Credit Facility	473	474
Energy Transfer Canada Revolving Credit Facility due February 2024	82	57
Energy Transfer Canada Term Loan A due February 2024	261	261
Other long-term debt	—	3
Net unamortized premiums, discounts, and fair value adjustments	(12)	(10)
Deferred debt issuance costs	(258)	(279)
Total debt	46,286	51,438
Less: current maturities of long-term debt	674	21
Long-term debt, less current maturities	$45,612	$51,417
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
(3)The balance includes $650 million of 3.625% Senior Notes due April 2022 included in current maturities of long-term debt as of June 30, 2021.

Recent Transactions
In connection with the Rollup Mergers on April 1, 2021, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the second quarter of 2021, ET repaid $1.5 billion on the Term Loan in part through proceeds from its Series H Preferred Unit issuance.
During the first quarter of 2021, ETO redeemed its $600 million of 4.40% senior notes due April 1, 2021 and its $800 million of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility. Borrowings under the Term Loan mature on October 17, 2022 and are available for working capital purposes and for general partnership purposes. As of June 30, 2021, the Term Loan had $500 million outstanding. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 1.10%.
Five-Year Credit Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its revolving credit facility (the “Five-Year Credit Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the Five-Year Credit Facility. The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on December 1, 2024. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $6.00 billion under certain conditions.
As of June 30, 2021, the Five-Year Credit Facility had $886 million of outstanding borrowings, of which $795 million consisted of commercial paper. The amount available for future borrowings was $4.02 billion, after accounting for outstanding letters of credit in the amount of $90 million. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 0.52%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility. The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of June 30, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
As of June 30, 2021, the Sunoco LP Credit Facility had $361 million of outstanding borrowings and $8 million in standby letters of credit and matures in July 2023. The amount available for future borrowings at June 30, 2021 was $1.13 billion. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 2.08%.
USAC Credit Facility
As of June 30, 2021, USAC had $473 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of June 30, 2021, USAC had $1.13 billion of availability under its credit facility. The weighted average interest rate on the total amount outstanding as of June 30, 2021 was 2.91%.
Energy Transfer Canada Credit Facilities
As of June 30, 2021, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility had outstanding borrowings of C$323 million and C$102 million, respectively (US$261 million and US$82 million, respectively, at the June 30, 2021 exchange rate). As of June 30, 2021, the KAPS Facility had no outstanding borrowings.
Compliance with our Covenants

We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of June 30, 2021.
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
Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
Cash Distributions on ET Preferred Units
As discussed in “Recent Developments” above, in connection with the Rollup Mergers, ETO’s outstanding preferred units were converted into ET Preferred Units.
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.63	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255

Cash Distributions Paid by USAC
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.52500
March 31, 2021	April 26, 2021	May 7, 2021	0.52500
June 30, 2021	July 26, 2021	August 6, 2021	0.52500
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
•the possibility of cyber and malware attacks;
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

	June 30, 2021			December 31, 2020
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(35,867)	$1	$—	(44,225)	$2	$5
Fixed Swaps/Futures	198	—	—	1,603	—	—
Power (Megawatt):
Forwards	728,400	12	—	1,392,400	4	—
Futures	(629,567)	(8)	3	18,706	(1)	—
Options – Puts	(17,915)	—	—	519,071	—	—
Options – Calls	(60,170)	—	—	2,343,293	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(10,608)	2	—	(29,173)	—	1
Swing Swaps IFERC	(13,665)	3	1	11,208	(2)	—
Fixed Swaps/Futures	(23,575)	(15)	9	(53,575)	6	31
Forward Physical Contracts	(42,141)	6	1	(11,861)	4	5
NGLs (MBbls) – Forwards/Swaps	1,474	(17)	26	(5,840)	(100)	39
Refined Products (MBbls) – Futures	(2,585)	2	27	(2,765)	(8)	3
Crude (MBbls) – Forwards/Swaps	159	3	3	—	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(8,525)	—	—	(30,113)	(1)	—
Fixed Swaps/Futures	(8,525)	(3)	3	(30,113)	(6)	8
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
Interest Rate Risk
As of June 30, 2021, we and our subsidiaries had $3.39 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $34 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2021	December 31, 2020
July 2021(2)(3)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$—	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	—
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	—
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)The July 2021 interest rate swaps were amended in June 2021.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $255 million as of June 30, 2021. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (“Co-Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2021 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed below were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report governmental proceedings if we reasonably believe that such proceedings reasonably could result in monetary sanctions in excess of $300,000.
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
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma. The rupture occurred on the Noble to Douglas 8-inch pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC. The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure. SPLP entered into a settlement agreement with the OCC for a $500,000 penalty with an additional $500,000 suspended penalty to be voided if SPLP completes additional action items on the pipeline. SPLP expects to have its final hearing with the OCC on August 18, 2021.
In July 2021, Energy Transfer LP, Energy Transfer R&M and certain of their affiliates were named as parties in a complaint filed by the Ohio Petroleum Underground Storage Tank Release Compensation Board (“PUSTRCB”) to recover over $8.5 million paid by PUSTRCB to Energy Transfer R&M or on Energy Transfer R&M’s behalf due to alleged false, misleading and/or fraudulent representations. Specifically, in 1996, Energy Transfer R&M filed a lawsuit in the Superior Court of California (Los Angeles City) against its historic Commercial General Liability (“CGL”) insurers, excess and re-insurers entitled Jalisco et al. v. Argonaut et al. (“Jalisco”) - Case No. BC158441 - seeking a declaration of coverage under insurance policies which had been in place before 1986. The Jalisco action included refineries, Superfund sites, oil fields, pipelines, and service stations, among other sites, and the lawsuit was ultimately settled with the insurers. Sunoco, Inc. received reimbursement from PUSTRCB for costs incurred at service stations located in Ohio, and PUSTRCB now claims that Sunoco, Inc. failed to disclose to PUSTRCB the claims asserted against its insurers, the Jalisco action and the settlements and failed to repay the monies received from PUSTRCB. PUSTRCB seeks compensatory damages, restitution and disgorgement, punitive damages, interest and attorney’s fees. ET cannot predict the outcome of this lawsuit but firmly believes that the claims are without merit and intends to vigorously defend against them.
For a description of other legal proceedings, see Note 10 to our consolidated financial statements included in “Item 1. Financial Statements.”

ITEM 1A. RISK FACTORS
The following risk factor should be read in conjunction with our risk factors described in "Part I - Item 1A. Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation, and financial results.
The security and integrity of our information technology infrastructure and physical assets are critical to our business and our ability to perform day-to-day operations and deliver services. In addition, in the ordinary course of our business, we collect, process, transmit and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information, in our data centers and on our networks. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets.
Our information technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service (“DDoS”) attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, the COVID-19 pandemic has presented additional operational and cybersecurity risks to our information technology infrastructure and physical assets due to our providers’ work-from-home arrangements.
We and certain of our service providers have, from time to time, been subject to cyberattacks and security incidents. The frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Breaches of our information technology infrastructure or physical assets, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations. A successful cyberattack or other security incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss could result in legal claims or proceedings, regulatory investigations and enforcement, penalties and fines, increased costs for system remediation and compliance requirements, disruption of our operations, damage to our reputation, or loss of confidence in our products and services, any or all of which could have a material adverse effect on our business and results. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.
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

Exhibit Number	Description
2.4
Agreement and Plan of Merger, dated as of April 1, 2021, by and among Energy Transfer LP and Energy Transfer Operating, L.P. (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.1	Certificate of Limited Partnership of Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-128097) filed September 2, 2005)
3.2
Certificate of Amendment of Certificate of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed October 19, 2018)

3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K (File No. 1-32740) filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K (File No. 1-32740) filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q (File No. 1-32740) filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q (File No. 1-32740) filed August 8, 2019)

3.11
Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated April 1, 2021 (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.12
Amendment No. 9 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 15, 2021)

10.1
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners LP, Enable GP, LLC and CenterPoint Energy, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed February 16, 2021)

10.2
Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners LP, Enable GP, LLC and OGE Energy Corp. (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 1-32740) filed February 16, 2021)

10.3
Third Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.4
Fourth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.5
Fifth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 1-32740) filed April 1, 2021)

10.6
Seventeenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 1-32740) filed April 1, 2021)

Exhibit Number	Description
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
10.14
Extension Agreement dated as of May 10, 2021 among Energy Transfer LP, the Consenting Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed May 11, 2021)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income (Loss); (iv) our Consolidated Statements of Partners’ Capital; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	August 5, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)