Form 10-Q
period 2021-09-30
Energy Transfer LP
filed 2021-11-04
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At October 29, 2021, the registrant had 2,705,855,172 Common Units outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$313	$367
Accounts receivable, net	6,437	3,875
Accounts receivable from related companies	63	79
Inventories	1,811	1,739
Income taxes receivable	42	35
Derivative assets	57	9
Other current assets	326	213
Total current assets	9,049	6,317

Property, plant and equipment	95,775	94,115
Accumulated depreciation and depletion	(21,504)	(19,008)
	74,271	75,107

Investments in unconsolidated affiliates	2,958	3,060
Lease right-of-use assets, net	829	866
Other non-current assets, net	1,722	1,657
Intangible assets, net	5,474	5,746
Goodwill	2,395	2,391
Total assets	$96,698	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,707	$2,809
Accounts payable to related companies	—	27
Derivative liabilities	205	238
Operating lease current liabilities	46	53
Accrued and other current liabilities	3,198	2,775
Current maturities of long-term debt	678	21
Total current liabilities	9,834	5,923

Long-term debt, less current maturities	44,793	51,417
Non-current derivative liabilities	187	237
Non-current operating lease liabilities	799	837
Deferred income taxes	3,683	3,428
Other non-current liabilities	1,270	1,152

Commitments and contingencies
Redeemable noncontrolling interests	783	762

Equity:
Limited Partners:
Preferred Unitholders	5,671	—
Common Unitholders	21,726	18,531
General Partner	(5)	(8)
Accumulated other comprehensive income	19	6
Total partners’ capital	27,411	18,529
Noncontrolling interests	7,938	12,859
Total equity	35,349	31,388
Total liabilities and equity	$96,698	$95,144
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Refined product sales	$4,810	$2,720	$12,737	$7,952
Crude sales	4,021	2,298	10,920	7,170
NGL sales	4,005	1,808	10,275	4,751
Gathering, transportation and other fees	2,276	2,283	6,797	6,805
Natural gas sales	1,376	681	7,507	1,783
Other	176	165	524	459
Total revenues	16,664	9,955	48,760	28,920
COSTS AND EXPENSES:
Cost of products sold	13,188	6,376	35,641	18,784
Operating expenses	898	773	2,585	2,422
Depreciation, depletion and amortization	943	912	2,837	2,715
Selling, general and administrative	198	176	583	555
Impairment losses	—	1,474	11	2,803
Total costs and expenses	15,227	9,711	41,657	27,279
OPERATING INCOME	1,437	244	7,103	1,641
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(558)	(569)	(1,713)	(1,750)
Equity in earnings (losses) of unconsolidated affiliates	71	(32)	191	46
Impairment of investment in an unconsolidated affiliate	—	(129)	—	(129)
Losses on extinguishments of debt	—	—	(8)	(62)
Gains (losses) on interest rate derivatives	1	55	72	(277)
Other, net	33	71	45	6
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	984	(360)	5,690	(525)
Income tax expense	77	41	234	168
NET INCOME (LOSS)	907	(401)	5,456	(693)
Less: Net income attributable to noncontrolling interests	260	242	870	427
Less: Net income attributable to redeemable noncontrolling interests	12	12	37	37
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	635	(655)	4,549	(1,157)
General Partner’s interest in net income (loss)	1	—	5	(1)
Preferred Unitholders’ interest in net income	99	—	185	—
Limited Partners’ interest in net income (loss)	$535	$(655)	$4,359	$(1,156)
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$0.20	$(0.24)	$1.61	$(0.43)
Diluted	$0.20	$(0.24)	$1.60	$(0.43)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$907	$(401)	$5,456	$(693)
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	3	5	3
Actuarial gain related to pension and other postretirement benefit plans	1	4	6	15
Foreign currency translation adjustments	(21)	18	3	(16)
Change in other comprehensive income (loss) from unconsolidated affiliates	1	1	1	(15)
	(17)	26	15	(13)
Comprehensive income (loss)	890	(375)	5,471	(706)
Less: Comprehensive income attributable to noncontrolling interests	250	251	872	407
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	12	37	37
Comprehensive income (loss) attributable to partners	$628	$(638)	$4,562	$(1,150)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2020	$18,531	$—	$(8)	$6	$12,859	$31,388
Distributions to partners	(406)	—	—	—	—	(406)
Distributions to noncontrolling interests	—	—	—	—	(406)	(406)
Capital contributions from noncontrolling interests	—	—	—	—	20	20
Other comprehensive income, net of tax	—	—	—	2	6	8
Other, net	18	—	—	—	3	21
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,285	—	3	—	341	3,629
Balance, March 31, 2021	21,428	—	(5)	8	12,823	34,254
Preferred units converted in Rollup Mergers	—	4,768	—	—	(4,768)	—
Distributions to partners	(403)	(88)	(1)	—	—	(492)
Distributions to noncontrolling interests	—	—	—	—	(354)	(354)
Units issued	—	889	—	—	—	889
Capital contributions from noncontrolling interests	—	—	—	—	43	43
Other comprehensive income, net of tax	—	—	—	18	6	24
Other, net	15	(1)	—	—	2	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	539	86	1	—	269	895
Balance, June 30, 2021	21,579	5,654	(5)	26	8,021	35,275
Distributions to partners	(404)	(80)	(1)	—	—	(485)
Distributions to noncontrolling interests		—	—	—	(389)	(389)
Capital contributions from noncontrolling interests	—	—	—	—	51	51
Other comprehensive loss, net of tax	—	—	—	(7)	(10)	(17)
Other, net	16	(2)	—	—	5	19
Net income, excluding amounts attributable to redeemable noncontrolling interests	535	99	1	—	260	895
Balance, September 30, 2021	$21,726	$5,671	$(5)	$19	$7,938	$35,349

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in millions)
(unaudited)

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2019	$21,935	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(1,591)	(1)	—	—	(1,592)
Distributions to noncontrolling interests	—	—	—	(444)	(444)
Subsidiary units issued	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	95	95
Other comprehensive loss, net of tax	—	—	(48)	(38)	(86)
Other, net	22	—	—	(7)	15
Net loss, excluding amounts attributable to redeemable noncontrolling interests	(854)	(1)	—	(121)	(976)
Balance, March 31, 2020	19,512	(6)	(59)	13,083	32,530
Distributions to partners	9	(1)	—	—	8
Distributions to noncontrolling interests	—	—	—	(408)	(408)
Capital contributions from noncontrolling interests	—	—	—	83	83
Other comprehensive income, net of tax	—	—	38	9	47
Other, net	(31)	—	—	4	(27)
Net income, excluding amounts attributable to redeemable noncontrolling interests	353	—	—	306	659
Balance, June 30, 2020	19,843	(7)	(21)	13,077	32,892
Distributions to partners	(812)	(1)	—	—	(813)
Distributions to noncontrolling interests	—	—	—	(430)	(430)
Capital contributions from noncontrolling interests	—	—	—	25	25
Other comprehensive income, net of tax	—	—	17	9	26
Other, net	47	—	—	(43)	4
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	(655)	—	—	242	(413)
Balance, September 30, 2020	$18,423	$(8)	$(4)	$12,880	$31,291
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$5,456	$(693)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,837	2,715
Deferred income taxes	199	159
Inventory valuation adjustments	(168)	126
Non-cash compensation expense	81	93
Impairment losses	11	2,803
Impairment of investment in an unconsolidated affiliate	—	129
Losses on extinguishments of debt	8	62
Distributions on unvested awards	(19)	(33)
Equity in earnings of unconsolidated affiliates	(191)	(46)
Distributions from unconsolidated affiliates	226	176
Other non-cash	13	(130)
Net change in operating assets and liabilities, net of effects of acquisitions	970	94
Net cash provided by operating activities	9,423	5,455
INVESTING ACTIVITIES:
Capital expenditures, excluding allowance for equity funds used during construction	(2,046)	(4,030)
Contributions in aid of construction costs	29	61
Contributions to unconsolidated affiliates	(4)	(37)
Distributions from unconsolidated affiliates in excess of cumulative earnings	76	144
Proceeds from sales of other assets	38	10
Other	—	(9)
Net cash used in investing activities	(1,907)	(3,861)
FINANCING ACTIVITIES:
Proceeds from borrowings	11,839	20,651
Repayments of debt	(17,836)	(20,293)
Preferred Units issued for cash	889	—
Subsidiary units issued for cash	—	1,580
Capital contributions from noncontrolling interests	114	203
Distributions to partners	(1,383)	(2,397)
Distributions to noncontrolling interests	(1,149)	(1,282)
Distributions to redeemable noncontrolling interest	(37)	(37)
Debt issuance costs	(3)	(53)
Other, net	(4)	18
Net cash used in financing activities	(7,570)	(1,610)
Decrease in cash and cash equivalents	(54)	(16)
Cash and cash equivalents, beginning of period	367	291
Cash and cash equivalents, end of period	$313	$275
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
On April 1, 2021, ET, ETO and certain of ETO’s subsidiaries consummated several internal reorganization transactions (the “Rollup Mergers”). In connection with the Rollup Mergers, Sunoco Logistics Operations merged with and into ETO, with ETO surviving, and immediately thereafter, ETO merged with and into ET, with ET surviving. The impacts of the Rollup Mergers also included the following:
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
The Federal Trade Commission (“FTC”) has issued requests for additional information and documentary material (the “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Partnership and Enable have certified substantial compliance with the Second Request, unless that period is extended voluntarily or terminated sooner by the FTC. We continue to believe that the FTC will grant clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the fourth quarter of 2021.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2021 or December 31, 2020.
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
The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2021	2020
Accounts receivable	$(2,562)	$1,307
Accounts receivable from related companies	16	(258)
Inventories	96	(298)
Other current assets	(127)	108
Other non-current assets, net	(57)	(26)
Accounts payable	2,917	(1,354)
Accounts payable to related companies	(31)	370
Accrued and other current liabilities	711	127
Other non-current liabilities	138	(5)
Derivative assets and liabilities, net	(131)	123
Net change in operating assets and liabilities, net of effects of acquisitions	$970	$94
Non-cash activities were as follows:

	Nine Months Ended September 30,
	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$385	$684
Lease assets obtained in exchange for new lease liabilities	10	130
Distribution reinvestment	24	72
4.INVENTORIES
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.

Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2021 and December 31, 2020, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $143 million and $311 million, respectively, and the inventory carrying value equaled or exceeded its replacement cost. For the three and nine months ended September 30, 2021 and 2020, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of LIFO fuel inventory.

	September 30, 2021	December 31, 2020
Natural gas, NGLs and refined products(1)	$1,238	$1,013
Crude oil	160	287
Spare parts and other	413	439
Total inventories	$1,811	$1,739
(1)Due to changes in fuel prices, Sunoco LP recorded an inventory adjustment on the value of its fuel inventory of $168 million for the nine months ended September 30, 2021.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2021, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2021
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—
Swing Swaps IFERC	11	11	—
Fixed Swaps/Futures	4	4	—
Forward Physical Contracts	4	—	4
Power:
Forwards	36	—	36
Futures	4	4	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	384	384	—
Refined Products – Futures	7	7	—
Crude – Forwards/Swaps	569	569	—
Total commodity derivatives	1,034	994	40
Other non-current assets	37	24	13
Total assets	$1,071	$1,018	$53
Liabilities:
Interest rate derivatives	$(376)	$—	$(376)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(5)	(5)	—
Swing Swaps IFERC	(7)	(7)	—
Fixed Swaps/Futures	(78)	(78)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Forwards	(21)	—	(21)
Futures	(11)	(11)	—
Options – Calls	(2)	(2)	—
NGLs – Forwards/Swaps	(364)	(364)	—
Refined Products – Futures	(10)	(10)	—
Crude – Forwards/Swaps	(582)	(582)	—
Total commodity derivatives	(1,081)	(1,059)	(22)
Total liabilities	$(1,457)	$(1,059)	$(398)

		Fair Value Measurements at December 31, 2020
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$12	$12	$—
Swing Swaps IFERC	1	—	1
Fixed Swaps/Futures	13	13	—
Forward Physical Contracts	5	—	5
Power:
Forwards	4	—	4
Futures	2	2	—
Options – Calls	1	1	—
NGLs – Forwards/Swaps	127	127	—
Refined Products – Futures	3	3	—
Total commodity derivatives	168	158	10
Other non-current assets	34	22	12
Total assets	$202	$180	$22
Liabilities:
Interest rate derivatives	$(448)	$—	$(448)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(3)	—	(3)
Fixed Swaps/Futures	(13)	(13)	—
Forward Physical Contracts	(1)	—	(1)
Power:
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(227)	(227)	—
Refined Products – Futures	(11)	(11)	—
Total commodity derivatives	(269)	(265)	(4)
Total liabilities	$(717)	$(265)	$(452)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2021 were $51.26 billion and $45.47 billion, respectively. As of December 31, 2020, the aggregate fair value and carrying amount of our consolidated debt obligations were $56.21 billion and $51.44 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME (LOSS) PER LIMITED PARTNER UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income (loss) per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$907	$(401)	$5,456	$(693)
Less: Net income attributable to noncontrolling interests	260	242	870	427
Less: Net income attributable to redeemable noncontrolling interests	12	12	37	37
Net income (loss), net of noncontrolling interests	635	(655)	4,549	(1,157)
Less: General Partner’s interest in income (loss)	1	—	5	(1)
Less: Preferred Unitholders’ interest in income	99	—	185	—
Income (loss) available to Limited Partners	$535	$(655)	$4,359	$(1,156)
Basic Income (Loss) per Limited Partner Unit:
Weighted average limited partner units	2,705.2	2,696.6	2,704.0	2,694.4
Basic income (loss) per Limited Partner unit	$0.20	$(0.24)	$1.61	$(0.43)
Diluted Income (Loss) per Limited Partner Unit:
Income (loss) available to Limited Partners	$535	$(655)	$4,359	$(1,156)
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—	2	—
Diluted income (loss) available to Limited Partners	$534	$(655)	$4,357	$(1,156)
Weighted average limited partner units	2,705.2	2,696.6	2,704.0	2,694.4
Dilutive effect of unvested unit awards (1)	15.4	—	14.4	—
Weighted average limited partner units, assuming dilutive effect of unvested unit awards	2,720.6	2,696.6	2,718.4	2,694.4
Diluted income (loss) per Limited Partner unit	$0.20	$(0.24)	$1.60	$(0.43)
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the first quarter of 2021, ETO redeemed its $600 million aggregate principal amount of 4.40% senior notes due April 1, 2021 and its $800 million aggregate principal amount of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
During the third quarter of 2021, ET issued par call notices to redeem in full its $1.0 billion aggregate principal amount of 5.2% senior notes due February 1, 2022, and $900 million aggregate principal amount of 5.875% senior notes due March 1, 2022. The Partnership expects to redeem both series of senior notes during the fourth quarter of 2021, utilizing proceeds from its Five-Year Credit Facility.
On October 20, 2021, Sunoco LP completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030 (the “2030 Notes”). Sunoco LP used the proceeds from the private offering to fund a tender offer and repurchase all of its senior notes due 2026.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility.

During the second quarter of 2021, the Partnership repaid $1.5 billion on the Term Loan in part through proceeds from its Series H Preferred Unit issuance. During the third quarter of 2021, the Partnership repaid the remaining $500 million balance and terminated the Term Loan.
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
As of September 30, 2021, the Five-Year Credit Facility had $599 million of outstanding borrowings, of which $590 million consisted of commercial paper. The amount available for future borrowings was $4.37 billion, after accounting for outstanding letters of credit in the amount of $31 million. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 0.43%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility. The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of September 30, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of September 30, 2021, the Sunoco LP Credit Facility had $250 million of outstanding borrowings and $6 million in standby letters of credit and matures in July 2023. The amount available for future borrowings at September 30, 2021 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 2.09%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”), which matures on April 2, 2023 and permits up to $400 million of future increases in borrowing capacity. As of September 30, 2021, USAC had $506 million of outstanding borrowings under the USAC Credit Facility. As of September 30, 2021, USAC had $1.09 billion of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $114 million. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 2.96%.
Energy Transfer Canada Credit Facilities
Energy Transfer Canada is party to a credit agreement providing for a C$350 million (US$276 million at the September 30, 2021 exchange rate) senior secured term loan facility (the “Energy Transfer Canada Term Loan A”), a C$525 million (US$414 million at the September 30, 2021 exchange rate) senior secured revolving credit facility (the “Energy Transfer Canada Revolving Credit Facility”), and a C$300 million (US$237 million at the September 30, 2021 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. Energy Transfer Canada may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$197 million at the September 30, 2021 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of September 30, 2021, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility had outstanding borrowings of C$320 million and C$103 million, respectively (US$252 million and US$81 million, respectively, at the September 30, 2021 exchange rate). As of September 30, 2021, the KAPS Facility had outstanding borrowings of C$65 million (US$51 million at the September 30, 2021 exchange rate).
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of September 30, 2021. For the quarter ended September 30, 2021, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.15x.

8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of September 30, 2021 included a balance of $477 million related to the USAC Preferred Units described below and a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. In addition, as of September 30, 2021, redeemable noncontrolling interests included a balance of $291 million related to Energy Transfer Canada preferred shares.
USAC Preferred Units
As of September 30, 2021, USAC had 500,000 USAC Preferred Units issued and outstanding. The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units are convertible into USAC common units at the election of the holders. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by April 2023, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, beginning April 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and USAC may elect to pay up to 50% of such redemption amount in USAC common units.
Energy Transfer Canada Redeemable Preferred Stock
Energy Transfer Canada has 300,000 shares of cumulative preferred stock issued and outstanding. The preferred stock is redeemable at Energy Transfer Canada’s option at a redemption price of C$1,100 (US$867 at the September 30, 2021 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of Energy Transfer Canada. The preferred stock is convertible to Energy Transfer Canada common shares in the event of an initial public offering by Energy Transfer Canada.
Dividends on the preferred stock were payable in-kind through the quarter ended June 30, 2021. The dividends paid-in-kind increased the liquidation preference such that, as of September 30, 2021, the preferred stock was convertible into 367,521 shares.
For the quarter ended September 30, 2021, Energy Transfer Canada declared cash dividends of C$8 million (US$6 million at the September 30, 2021 exchange rate) on the preferred stock that will be paid in the fourth quarter of 2021.
9.EQUITY
ET Common Units
The change in ET common units during the nine months ended September 30, 2021 was as follows:

Number of Units
Number of common units at December 31, 2020	2,702.4
Common units issued in connection with the distribution reinvestment plan	2.7
Common units vested under equity incentive plans and other	0.7
Number of common units at September 30, 2021	2,705.8
ET Repurchase Program
During the nine months ended September 30, 2021, ET did not repurchase any ET common units under its current buyback program. As of September 30, 2021, $911 million remained available to repurchase under the current program.
ET Distribution Reinvestment Program
During the nine months ended September 30, 2021, distributions of $24 million were reinvested under the distribution reinvestment program. As of September 30, 2021, a total of 18 million ET common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.

Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
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
As of September 30, 2021, ET’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,100,000 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the ET Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, March 31, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
Preferred units conversion	943	547	440	434	786	504	1,114	—	4,768
Units issued for cash	—	—	—	—	—	—	—	889	889
Distributions to partners	—	—	(8)	(9)	(15)	(17)	(39)	—	(88)
Other, net	—	—	—	—	—	—	—	(1)	(1)
Net income	15	9	8	9	15	8	20	2	86
Balance, June 30, 2021	958	556	440	434	786	495	1,095	890	5,654
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Other, net	—	—	—	—	—	—	—	(2)	(2)
Net income	15	9	8	9	15	8	20	15	99
Balance, September 30, 2021	$943	$547	$440	$434	$786	$503	$1,115	$903	$5,671
Cash Distributions on ET Preferred Units
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.625	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.625	27.08	(2)
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
(2)Represents initial prorated distribution.
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
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255
USAC Cash Distributions
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.525
March 31, 2021	April 26, 2021	May 7, 2021	0.525
June 30, 2021	July 26, 2021	August 6, 2021	0.525
September 30, 2021	October 25, 2021	November 5, 2021	0.525

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2021	December 31, 2020
Available-for-sale securities	$23	$18
Foreign currency translation adjustment	12	7
Actuarial loss related to pensions and other postretirement benefits	(1)	(7)
Investments in unconsolidated affiliates, net	(13)	(14)
Total AOCI, net of tax	21	4
Amounts attributable to noncontrolling interest	(2)	2
Total AOCI included in partners’ capital, net of tax	$19	$6
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and also affected the results of operations in certain segments. The recognition of the impacts of Winter Storm Uri during the nine months ended September 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
FERC Proceedings
By the Order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the Natural Gas Act (“NGA”) to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding.
In May 2021, the FERC commenced an audit of Sunoco Pipeline LP (“SPLP”) for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6, including Page 700, reporting requirements. The audit is ongoing.
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

We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ROW expense	$18	$13	$33	$32
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
As of September 30, 2021 and December 31, 2020, accruals of approximately $130 million and $101 million, respectively, were reflected on our consolidated balance sheets related to contingencies that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $80 million.
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
On January 26, 2021, the Court of Appeals affirmed the District Court’s March 25, 2020 order requiring an EIS and its July 6, 2020 order vacating the easement. In this same January 26 order, the Court of Appeals also overturned the District Court’s July 6, 2020 order that the pipeline shut down and be emptied of oil. Dakota Access filed for rehearing en banc on April 12, 2021, which the Court of Appeals denied. Dakota Access filed a petition with the U.S. Supreme Court to hear the case.
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
The pipeline continues to operate pending completion of the EIS. The USACE now estimates that the EIS will be complete by the end of 2022. ET cannot determine when or how future lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, ET expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
In addition, lawsuits and/or regulatory proceedings or actions of this or a similar nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which could have an adverse effect on our business and results of operations.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL LLC’s (“Lone Star”), now known as Energy Transfer GC NGLs LLC, facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations resumed at the facilities in the fall of 2016, with the exception of one of Lone Star’s storage wells at the North Terminal that has not been returned to service. Lone Star has obtained payment for most of the losses it has submitted to the adjacent operator. Lone Star continues to quantify and seek reimbursement for outstanding losses.
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

As of September 30, 2021, Sunoco Defendants are defendants in five cases, including one case each initiated by the States of Maryland and Rhode Island, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco Corporation, and Sunoco Partners Marketing & Terminals L.P. (“SPMT”).
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
On March 19, 2021, Plaintiff filed a notice of appeal, and oral argument was held on October 20, 2021. The Regency Defendants cannot predict the outcome of this appeal but intend to vigorously oppose it.
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
Trial was held regarding the parties’ amended claims on May 10-17, 2021, and a post-trial hearing was held on September 16, 2021. ET Defendants cannot predict the outcome of the Williams Litigation nor can the ET Defendants predict the amount of time and expense that will be required to resolve the Williams Litigation. ET Defendants believe that Williams’ claims are without merit and intend to defend vigorously against them.

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
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (the “Delaware County DA”) announced that the Delaware County DA and the Pennsylvania Attorney General’s Office (the “AG”), at the request of the Delaware County DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. On March 16, 2020, the AG served a Statewide Investigating Grand Jury subpoena for documents relating to inadvertent returns and water supplies related to the Mariner East pipelines. The Partnership has complied with the subpoena. On October 5, 2021, the AG held a press conference related to the Mariner East pipelines, released a Grand Jury Presentment and subsequently filed a criminal complaint against ET in the Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania with respect to 47 misdemeanor charges related to the discharge of industrial waste and pollution and one felony charge related to the failure to report information related to the discharges. The Partnership will defend itself vigorously against these charges. On October 13, 2021, the AG announced that he is running for Governor of Pennsylvania.
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
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco (R&M), LLC (now known as Energy Transfer R&M) and SPMT that alleged SPMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012 and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, SPMT filed its Notice of Appeal with the 10th Circuit and appealed the entirety of the Order. The matter has now been fully briefed, and oral argument has been set for November 15, 2021. SPMT cannot predict the outcome of the case, nor can SPMT predict the amount of time and expense that will be required to resolve the appeal, but intends to vigorously appeal the entirety of the Order.
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
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2021, the Partnership had been named as a PRP at approximately 33 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2021	December 31, 2020
Current	$44	$44
Non-current	253	262
Total environmental liabilities	$297	$306
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
During the nine months ended September 30, 2021 and 2020, the Partnership recorded $18 million and $22 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2020	$308
Additions	611
Revenue recognized	(512)
Balance, September 30, 2021	$407

Balance, December 31, 2019	$377
Additions	598
Revenue recognized	(614)
Balance, September 30, 2020	$361
The balances of Sunoco LP’s contract assets were as follows:

	September 30, 2021	December 31, 2020
Contract balances:
Contract assets	$148	$121
Accounts receivable from contracts with customers	473	256

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
As of September 30, 2021, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $40.13 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2021
	(remainder)	2022	2023	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2021	$1,662	$6,010	$5,504	$26,950	$40,126
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
The following table details our outstanding commodity-related derivatives:

	September 30, 2021		December 31, 2020
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(81,963)	2021-2022	(44,225)	2021-2022
Fixed Swaps/Futures	475	2021-2023	1,603	2021-2022
Power (Megawatt):
Forwards	712,400	2021-2029	1,392,400	2021-2029
Futures	(640,800)	2021-2022	18,706	2021-2022
Options – Puts	290,400	2021-2022	519,071	2021
Options – Calls	36,704	2021-2022	2,343,293	2021
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(8,893)	2021-2022	(29,173)	2021-2022
Swing Swaps IFERC	(48,675)	2021-2022	11,208	2021
Fixed Swaps/Futures	(45,588)	2021-2023	(53,575)	2021-2022
Forward Physical Contracts	(10,071)	2021	(11,861)	2021
NGLs (MBbls) – Forwards/Swaps	2,785	2021-2023	(5,840)	2021-2022
Refined Products (MBbls) – Futures	(3,272)	2021-2023	(2,765)	2021
Crude (MBbls) – Forwards/Swaps	1,693	2021-2022	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,255)	2021	(30,113)	2021
Fixed Swaps/Futures	(21,255)	2021	(30,113)	2021
Hedged Item – Inventory	21,255	2021	30,113	2021
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2021	December 31, 2020
July 2021(2)(3)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$—	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	—
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	—
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$2	$25	$(20)	$(32)
	2	25	(20)	(32)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	330	90	(400)	(166)
Commodity derivatives	702	53	(661)	(71)
Interest rate derivatives	—	—	(376)	(448)
	1,032	143	(1,437)	(685)
Total derivatives	$1,034	$168	$(1,457)	$(717)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(376)	$(448)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	702	53	(661)	(71)
Broker cleared derivative contracts	Other current assets (liabilities)	332	115	(420)	(198)
Total gross derivatives		1,034	168	(1,457)	(717)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(645)	(44)	645	44
Counterparty netting	Other current assets (liabilities)	(327)	(64)	327	64
Total net derivatives		$62	$60	$(485)	$(609)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$14	$4	$12	$15
Commodity derivatives – Non-trading	Cost of products sold	(71)	(44)	(206)	53
Interest rate derivatives	Gains (losses) on interest rate derivatives	1	55	72	(277)
Total		$(56)	$15	$(122)	$(209)
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$1,112	$614	$5,940	$1,615
Intersegment revenues	105	40	1,126	148
	1,217	654	7,066	1,763
Interstate transportation and storage:
Revenues from external customers	412	466	1,317	1,365
Intersegment revenues	6	5	33	15
	418	471	1,350	1,380
Midstream:
Revenues from external customers	560	585	1,709	1,477
Intersegment revenues	2,359	792	6,081	2,088
	2,919	1,377	7,790	3,565
NGL and refined products transportation and services:
Revenues from external customers	4,499	2,207	11,726	5,991
Intersegment revenues	763	416	2,048	1,466
	5,262	2,623	13,774	7,457
Crude oil transportation and services:
Revenues from external customers	4,577	2,849	12,497	8,873
Intersegment revenues	1	1	1	4
	4,578	2,850	12,498	8,877
Investment in Sunoco LP:
Revenues from external customers	4,772	2,801	12,626	8,104
Intersegment revenues	7	4	16	53
	4,779	2,805	12,642	8,157
Investment in USAC:
Revenues from external customers	156	158	464	500
Intersegment revenues	3	3	9	9
	159	161	473	509
All other:
Revenues from external customers	576	275	2,481	995
Intersegment revenues	120	92	303	377
	696	367	2,784	1,372
Eliminations	(3,364)	(1,353)	(9,617)	(4,160)
Total revenues	$16,664	$9,955	$48,760	$28,920

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA:
Intrastate transportation and storage	$172	$203	$3,209	$630
Interstate transportation and storage	334	425	1,118	1,232
Midstream	556	530	1,321	1,280
NGL and refined products transportation and services	706	762	2,089	2,099
Crude oil transportation and services	496	631	1,490	1,741
Investment in Sunoco LP	198	189	556	580
Investment in USAC	99	104	299	315
All other	18	22	153	62
Adjusted EBITDA (consolidated)	2,579	2,866	10,235	7,939
Depreciation, depletion and amortization	(943)	(912)	(2,837)	(2,715)
Interest expense, net of interest capitalized	(558)	(569)	(1,713)	(1,750)
Impairment losses	—	(1,474)	(11)	(2,803)
Gains (losses) on interest rate derivatives	1	55	72	(277)
Non-cash compensation expense	(26)	(30)	(81)	(93)
Unrealized gains (losses) on commodity risk management activities	(19)	(30)	74	(27)
Inventory valuation adjustments (Sunoco LP)	9	11	168	(126)
Losses on extinguishments of debt	—	—	(8)	(62)
Adjusted EBITDA related to unconsolidated affiliates	(141)	(169)	(400)	(480)
Equity in earnings (losses) of unconsolidated affiliates	71	(32)	191	46
Impairment of investment in an unconsolidated affiliate	—	(129)	—	(129)
Other, net	11	53	—	(48)
Income (loss) before income tax expense	984	(360)	5,690	(525)
Income tax expense	(77)	(41)	(234)	(168)
Net income (loss)	$907	$(401)	$5,456	$(693)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
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
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in “Results of Operations”. The recognition of the impacts of Winter Storm Uri during the nine months ended September 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
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
The Federal Trade Commission (“FTC”) has issued requests for additional information and documentary material (the “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Partnership and Enable have certified substantial compliance with the Second Request, unless that period is extended voluntarily or terminated sooner by the FTC. We continue to believe that the FTC will grant clearance of the transaction, and we remain fully committed to closing the Enable merger under the terms of the merger agreement. We expect to close the transaction in the fourth quarter of 2021.
Rollup Mergers
On April 1, 2021, ET, ETO and certain of ETO’s subsidiaries consummated several internal reorganization transactions (the “Rollup Mergers”). In connection with the Rollup Mergers, Sunoco Logistics Operations merged with and into ETO, with ETO surviving, and immediately thereafter, ETO merged with and into ET, with ET surviving. The impacts of the Rollup Mergers also included the following:
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
Sunoco LP’s Acquisitions
In September and October 2021, Sunoco LP acquired a total of nine refined product terminals in two separate transactions for approximately $256 million.
Quarterly Cash Distribution
In October 2021, ET announced its quarterly distribution of $0.1525 per unit ($0.61 annualized) on ET common units for the quarter ended September 30, 2021.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$172	$203	$(31)	$3,209	$630	$2,579
Interstate transportation and storage	334	425	(91)	1,118	1,232	(114)
Midstream	556	530	26	1,321	1,280	41
NGL and refined products transportation and services	706	762	(56)	2,089	2,099	(10)
Crude oil transportation and services	496	631	(135)	1,490	1,741	(251)
Investment in Sunoco LP	198	189	9	556	580	(24)
Investment in USAC	99	104	(5)	299	315	(16)
All other	18	22	(4)	153	62	91
Adjusted EBITDA (consolidated)	2,579	2,866	(287)	10,235	7,939	2,296
Depreciation, depletion and amortization	(943)	(912)	(31)	(2,837)	(2,715)	(122)
Interest expense, net of interest capitalized	(558)	(569)	11	(1,713)	(1,750)	37
Impairment losses	—	(1,474)	1,474	(11)	(2,803)	2,792
Gains (losses) on interest rate derivatives	1	55	(54)	72	(277)	349
Non-cash compensation expense	(26)	(30)	4	(81)	(93)	12
Unrealized gains (losses) on commodity risk management activities	(19)	(30)	11	74	(27)	101
Inventory valuation adjustments (Sunoco LP)	9	11	(2)	168	(126)	294
Losses on extinguishments of debt	—	—	—	(8)	(62)	54
Adjusted EBITDA related to unconsolidated affiliates	(141)	(169)	28	(400)	(480)	80
Equity in earnings (losses) of unconsolidated affiliates	71	(32)	103	191	46	145
Impairment of investment in an unconsolidated affiliate	—	(129)	129	—	(129)	129
Other, net	11	53	(42)	—	(48)	48
Income (loss) before income tax expense	984	(360)	1,344	5,690	(525)	6,215
Income tax expense	(77)	(41)	(36)	(234)	(168)	(66)
Net income (loss)	$907	$(401)	$1,308	$5,456	$(693)	$6,149
Adjusted EBITDA (consolidated). For the three months ended September 30, 2021 compared to the same period last year, Adjusted EBITDA decreased 10% due to the net impacts of multiple factors across each of our reportable segments. The primary drivers of the Adjusted EBITDA decrease were in our interstate transportation and storage, NGL and refined products transportation and services, and crude oil transportation and services segments. In our interstate transportation and storage segment, the decrease in Adjusted EBITDA was primarily driven by shipper contract expirations and a shipper bankruptcy. In our NGL and refined products transportation and services segment, the decrease in Adjusted EBITDA was primarily driven by increased utilities and employee related costs, while several variances within our segment margin were largely offsetting. In our crude oil transportation and services segment, the decrease in Adjusted EBITDA reflected a decrease in margin from our crude oil acquisition and marketing business, as well as increases in operating expense and selling, general and administrative expenses.
For the nine months ended September 30, 2021 compared to the same period last year, Adjusted EBITDA increased 29%, primarily due to the impacts of Winter Storm Uri in February 2021. The most significant impacts from the storm were recognized in our intrastate transportation and storage segment, where realized storage margin increased by $1.52 billion compared to the prior period as a result of withdrawals during the storm. In addition, realized natural gas sales increased $936 million and retained fuel revenues increased $114 million in our intrastate transportation and storage segment, and these increases were also primarily due to the impacts of the storm.

Additional information on changes impacting Adjusted EBITDA for the three and nine months ended September 30, 2021 compared to the same periods last year, including other impacts from Winter Storm Uri and other non-storm-related factors, is available below in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2021 compared to the same period last year primarily due to incremental depreciation related to assets recently placed in service.
Interest Expense, net. Interest expense, net of interest capitalized decreased for the three and nine months ended September 30, 2021 compared to the same periods last year primarily due to the following:
•the Partnership’s interest expense decreased $8 million and $30 million for the three and nine months ended September 30, 2021, respectively, primarily due to lower total debt outstanding and lower borrowing costs on recently refinanced and floating rate debt, partially offset by lower interest capitalized; and
•Sunoco LP’s interest expense decreased $3 million and $7 million for the three and nine months ended September 30, 2021, respectively, primarily attributable to a slight decrease in average total long-term debt and decrease in the weighted average interest rate on long-term debt for the respective periods.
Impairment Losses. For the nine months ended September 30, 2021, impairment losses included a total of $5 million recognized by USAC related to its compression equipment, as well as a $6 million impairment of intangible assets related to customer contracts within the Partnership’s crude operations.
For the three months ended September 30, 2020, the Partnership recognized goodwill impairments totaling $1.46 billion and fixed asset impairments totaling $19 million primarily due to decreases in projected future cash flow as a result of the overall market demand decline. In addition, USAC recognized an equipment impairment of $2 million based on changes in market conditions. For the nine months ended September 30, 2020, impairment losses also included goodwill impairments recognized by the Partnership during the first quarter of 2020 totaling $706 million due to decreases in projected future cash flows as a result of overall market demand decline and a goodwill impairment recognized by USAC of $619 million, as well as an equipment impairment of $4 million based on changes in market conditions during the second quarter of 2020.
Gains (Losses) on Interest Rate Derivatives. Gains and losses on interest rate derivatives during the three and nine months ended September 30, 2021 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2021 and September 30, 2020, increases in fuel prices reduced lower of cost or market reserve requirements by $9 million and $11 million, respectively. For the nine months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements for the period by $168 million. For the nine months ended September 30, 2020, a decline in fuel prices increased lower of cost or market reserve requirements for the period by $126 million, resulting in an adverse impact to net income.
Losses on Extinguishments of Debt. During the nine months ended September 30, 2021, the losses on extinguishments of debt also included Sunoco LP’s January 2021 repurchase of the remainder of its 2023 senior notes as well as the Partnership’s partial repayment of its Term Loan in April 2021. During the nine months ended September 30, 2020, amounts were related to ETO’s senior notes redemption in January 2020.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Impairment of Investment in an Unconsolidated Affiliate. During the three and nine months ended September 30, 2020, the Partnership recorded an impairment to its investment in White Cliffs of $129 million due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline that occurred subsequent to the SemGroup, LLC acquisition and related purchase price allocation in December 2019.

Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the three and nine months ended September 30, 2021 compared to the same periods last year, income tax expense increased due to higher earnings from the Partnership’s consolidated corporate subsidiaries.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$44	$50	$(6)	$123	$127	$(4)
FEP (1)	—	(106)	106	—	(158)	158
MEP	(5)	(1)	(4)	(12)	(3)	(9)
White Cliffs	(1)	2	(3)	—	19	(19)
Other	33	23	10	80	61	19
Total equity in earnings (losses) of unconsolidated affiliates	$71	$(32)	$103	$191	$46	$145

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$87	$96	$(9)	$251	$264	$(13)
FEP	—	19	(19)	—	57	(57)
MEP	4	8	(4)	14	23	(9)
White Cliffs	4	11	(7)	14	38	(24)
Other	46	35	11	121	98	23
Total Adjusted EBITDA related to unconsolidated affiliates	$141	$169	$(28)	$400	$480	$(80)

Distributions received from unconsolidated affiliates:
Citrus	$106	$48	$58	$191	$155	$36
FEP	—	20	(20)	4	55	(51)
MEP	1	4	(3)	9	22	(13)
White Cliffs	5	2	3	25	25	—
Other	26	24	2	73	63	10
Total distributions received from unconsolidated affiliates	$138	$98	$40	$302	$320	$(18)
(1)For the three and nine months ended September 30, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP, which reduced the Partnership’s equity in earnings by $123 million and $208 million, respectively.
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
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s Adjusted EBITDA and also affected the results of operations in certain segments, as discussed in segment analysis. The recognition of the impacts of Winter Storm Uri during the nine months ended September 30, 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Natural gas transported (BBtu/d)	12,335	12,185	150	12,465	12,745	(280)
Withdrawals from storage natural gas inventory (BBtu)	2,350	10,315	(7,965)	32,038	15,380	16,658
Revenues	$1,217	$654	$563	$7,066	$1,763	$5,303
Cost of products sold	978	434	544	3,636	985	2,651
Segment margin	239	220	19	3,430	778	2,652
Unrealized (gains) losses on commodity risk management activities	(1)	23	(24)	(18)	(16)	(2)
Operating expenses, excluding non-cash compensation expense	(64)	(42)	(22)	(199)	(131)	(68)
Selling, general and administrative expenses, excluding non-cash compensation expense	(8)	(7)	(1)	(25)	(22)	(3)
Adjusted EBITDA related to unconsolidated affiliates	6	7	(1)	19	19	—
Other	—	2	(2)	2	2	—
Segment Adjusted EBITDA	$172	$203	$(31)	$3,209	$630	$2,579
Volumes. For the three months ended September 30, 2021 compared to the same period last year, transported volumes increased primarily due to production increases in the Permian.
For the nine months ended September 30, 2021 compared to the same period last year, transported volumes decreased primarily due to the bankruptcy filing of a transportation customer, a contract step-down, and impacts of Winter Storm Uri.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Transportation fees	$162	$151	$11	$542	$460	$82
Natural gas sales and other (excluding unrealized gains and losses)	39	75	(36)	1,167	231	936
Retained fuel revenues (excluding unrealized gains and losses)	29	12	17	145	31	114
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	8	5	3	1,558	40	1,518
Unrealized gains on commodity risk management activities and fair value inventory adjustments	1	(23)	24	18	16	2
Total segment margin	$239	$220	$19	$3,430	$778	$2,652
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net effects of the following:
•a decrease of $36 million in realized natural gas sales and other primarily due to lower optimization volumes with shifts to long-term third-party contracts from the Permian to the Gulf Coast and lower spreads; and
•an increase of $22 million in operating expenses primarily due to increases of $9 million in cost of fuel consumption due to higher gas prices, $6 million in maintenance project costs, $3 million in employee related expenses, and $3 million in ad valorem taxes; partially offset by
•an increase of $11 million in transportation fees due to increased firm transportation volumes from the Permian;
•an increase of $17 million in retained fuel revenues primarily due to higher natural gas prices; and

•an increase of $3 million in realized storage margin due to higher storage optimization.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment increased due to the net effects of the following:
•an increase of $1.52 billion in realized storage margin due to higher physical storage margin from withdrawals during Winter Storm Uri;
•an increase of $936 million in realized natural gas sales and other primarily due to natural gas sales during Winter Storm Uri;
•an increase of $114 million in retained fuel revenues primarily due to higher natural gas prices during Winter Storm Uri; and
•an increase of $82 million in transportation fees due to revenues from Winter Storm Uri and demand volume ramp-ups from the Permian, partially offset by the expiration of certain contracts on our Regency Intrastate Gas System; partially offset by
•an increase of $68 million in operating expenses primarily due to increases of $45 million in cost of fuel consumption and $4 million in electricity costs, both of which were primarily due to higher gas prices related to Winter Storm Uri, as well as increases of $9 million in maintenance project costs, $7 million in employee related costs, and $3 million in outside services and material costs.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Natural gas transported (BBtu/d)	9,917	10,387	(470)	9,769	10,422	(653)
Natural gas sold (BBtu/d)	16	15	1	18	16	2
Revenues	$418	$471	$(53)	$1,350	$1,380	$(30)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(152)	(147)	(5)	(429)	(429)	—
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(21)	(20)	(1)	(63)	(57)	(6)
Adjusted EBITDA related to unconsolidated affiliates	91	122	(31)	265	343	(78)
Other	(2)	(1)	(1)	(5)	(5)	—
Segment Adjusted EBITDA	$334	$425	$(91)	$1,118	$1,232	$(114)
Volumes. For the three and nine months ended September 30, 2021 compared to the same periods last year, transported volumes decreased primarily due to foundation shipper contract expirations and a shipper bankruptcy on our Tiger system, as well as lower utilization resulting from unfavorable market conditions on our Trunkline system.
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $53 million in revenues primarily due to a $37 million decline resulting from shipper contract expirations on our Tiger system and an $18 million decline due to a shipper bankruptcy during 2020 also on our Tiger system. In addition, transportation revenues decreased by $16 million on our Panhandle and Trunkline systems due to lower demand. These decreases were partially offset by an increase of $13 million in transportation revenue from our Rover system as a result of more favorable market conditions;
•an increase of $5 million in operating expenses primarily due to a $7 million increase from the revaluation of system gas, a $5 million increase in maintenance project costs, a $3 million increase in employee costs, and $2 million increase in ad valorem taxes; partially offset by a decrease in credit losses in the prior period;
•an increase of $1 million in selling, general and administrative expenses primarily due to higher allocated overhead costs and employee costs; and

•a decrease of $31 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $19 million decrease from our Fayetteville Express Pipeline joint venture as a result of the expiration of foundation shipper contracts, a $9 million decrease from our Citrus joint venture due to a contractual rate adjustment and a $3 million decrease from our Midcontinent Express Pipeline joint venture due to lower rates on short-term capacity.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $30 million in revenues primarily due to a $97 million decline resulting from shipper contract expirations on our Tiger system and a $37 million decline due to a shipper bankruptcy during 2020 also on our Tiger system. In addition, revenues decreased by $25 million on our Panhandle and Trunkline systems due to lower demand. These decreases were partially offset by increased transportation revenues of $30 million from our Rover system, and a $96 million increase in operational gas sales;
•an increase of $6 million in selling, general and administrative expenses primarily resulting from higher allocated overhead and employee costs; and
•a decrease of $78 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $57 million decrease from our Fayetteville Express Pipeline joint venture as a result of the expiration of foundation shipper contracts, a $13 million decrease from our Citrus joint venture due to higher project expenses and allocated costs as well as lower revenue resulting from a contractual rate adjustment, and an $8 million decrease from our Midcontinent Express Pipeline joint venture due to capacity sold at lower rates.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gathered volumes (BBtu/d)	12,991	12,904	87	12,712	13,071	(359)
NGLs produced (MBbls/d)	667	635	32	624	616	8
Equity NGLs (MBbls/d)	37	32	5	35	35	—
Revenues	$2,919	$1,377	$1,542	$7,790	$3,565	$4,225
Cost of products sold	2,153	668	1,485	5,864	1,716	4,148
Segment margin	766	709	57	1,926	1,849	77
Operating expenses, excluding non-cash compensation expense	(191)	(169)	(22)	(551)	(528)	(23)
Selling, general and administrative expenses, excluding non-cash compensation expense	(28)	(21)	(7)	(80)	(67)	(13)
Adjusted EBITDA related to unconsolidated affiliates	8	9	(1)	23	23	—
Other	1	2	(1)	3	3	—
Segment Adjusted EBITDA	$556	$530	$26	$1,321	$1,280	$41
Volumes. Gathered volumes and NGL production increased during the three months ended September 30, 2021 compared to the same period last year primarily due to volume increases in the Permian, Ark-La-Tex, and South Texas regions, partially offset by volume declines in the Northeast and Mid-Continent/Panhandle regions.
Gathered volumes and NGL production decreased during the nine months ended September 30, 2021 compared to the same period last year primarily due to volume decreases in the South Texas, Mid-Continent/Panhandle, Northeast and North Texas regions partially offset by volume growth in the Permian and Ark-La-Tex regions.

Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gathering and processing fee-based revenues	$535	$642	$(107)	$1,555	$1,675	$(120)
Non-fee-based contracts and processing	231	67	164	371	174	197
Total segment margin	$766	$709	$57	$1,926	$1,849	$77
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $156 million in non-fee-based margin due to favorable NGL prices of $96 million and natural gas prices of $60 million; and
•an increase of $8 million in non-fee-based margin due to increased throughput in the Permian region and the ramp-up of recently completed assets in the Northeast region; partially offset by
•a decrease of $107 million in fee-based margin due to the recognition of $103 million related to the restructuring and assignment of certain gathering and processing contracts in the Ark-La-Tex region in the third quarter of 2020;
•an increase of $22 million in operating expenses due to an increase of $15 million in employee costs and $6 million in outside services; and
•an increase of $7 million in selling, general and administrative expenses due to higher allocated overhead costs.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $319 million in non-fee-based margin due to favorable NGL prices of $197 million and natural gas prices of $122 million; and
•an increase of $21 million in non-fee-based margin due to increased throughput in the Permian region and the ramp-up of recently completed assets in the Northeast region; partially offset by
•a decrease of $143 million in non-fee-based margin due to the impacts of Winter Storm Uri;
•a decrease of $120 million in fee-based margin due to the recognition of $103 million related to the restructuring and assignment of certain gathering and processing contracts in the Ark-La-Tex region in the third quarter of 2020, as well as volume declines in the current period;
•an increase of $23 million in operating expenses due to an increase of $35 million in employee costs offset by a decrease of $9 million in outside services and $2 million in materials; and
•an increase of $13 million in selling, general and administrative expenses due to higher allocated overhead costs.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
NGL transportation volumes (MBbls/d)	1,803	1,493	310	1,685	1,431	254
Refined products transportation volumes (MBbls/d)	526	460	66	500	460	40
NGL and refined products terminal volumes (MBbls/d)	1,237	850	387	1,156	813	343
NGL fractionation volumes (MBbls/d)	884	877	7	815	839	(24)
Revenues	$5,262	$2,623	$2,639	$13,774	$7,457	$6,317
Cost of products sold	4,347	1,712	2,635	11,035	4,916	6,119
Segment margin	915	911	4	2,739	2,541	198
Unrealized (gains) losses on commodity risk management activities	(2)	11	(13)	(71)	34	(105)
Operating expenses, excluding non-cash compensation expense	(207)	(162)	(45)	(573)	(475)	(98)
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(20)	(7)	(82)	(64)	(18)
Adjusted EBITDA related to unconsolidated affiliates	26	22	4	75	63	12
Other	1	—	1	1	—	1
Segment Adjusted EBITDA	$706	$762	$(56)	$2,089	$2,099	$(10)
Volumes. For the three and nine months ended September 30, 2021 compared to the same periods last year, NGL transportation volumes increased primarily due to the initiation of service on our propane and ethane export pipelines into our Nederland Terminal in the fourth quarter of 2020, higher volumes from the Eagle Ford region and higher volumes on our Mariner East and West pipeline systems. For the nine months ended September 30, 2021 compared to the same period last year, the increase in NGL transportation volumes was partially offset by lower volumes caused by production interruptions, primarily in the Permian region, due to Winter Storm Uri during the first quarter of 2021.
Refined products transportation volumes increased for the three and nine months ended September 30, 2021 compared to the same periods last year due to recovery from COVID-19 related demand reduction in the prior period.
NGL and refined products terminal volumes increased for the three and nine months ended September 30, 2021 compared to the same periods last year primarily due to the previously mentioned start of new pipelines and refined product demand recovery.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility decreased for the nine months ended September 30, 2021 compared to the same period last year primarily due to lower NGL volumes feeding our Mont Belvieu fractionation facility as a result of production interruptions, primarily in the Permian region, due to Winter Storm Uri during the first quarter of 2021.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Transportation margin	$514	$494	$20	$1,495	$1,419	$76
Fractionators and refinery services margin	182	189	(7)	510	541	(31)
Terminal services margin	166	130	36	470	410	60
Storage margin	63	63	—	200	181	19
Marketing margin	(12)	46	(58)	(7)	24	(31)
Unrealized gains (losses) on commodity risk management activities	2	(11)	13	71	(34)	105
Total segment margin	$915	$911	$4	$2,739	$2,541	$198
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impacts of the following:
•a decrease of $58 million in marketing margin primarily due to a $36 million decrease in optimization gains and from the sale of NGL component products at our Mont Belvieu facility and a $19 million decrease in northeast blending and optimization primarily due to realized losses on financial instruments and increased costs related to renewable identification numbers (“RINs”), and a $6 million decrease due to optimization gains realized in 2020 as marketing prices increased. These decreases were partially offset by a $4 million increase in butane blending margin due to more favorable spreads and incremental gasoline blending in the third quarter of 2021;
•an increase of $45 million in operating expenses primarily due to a $21 million increase in utilities cost, a $16 million increase in employee related costs, a $6 million increase in materials and other associated costs to run the assets and a $2 million increase in allocated corporate overhead costs;
•an increase of $7 million in selling, general and administrative expenses primarily due to corporate cost reductions in 2020; and
•a decrease of $7 million in fractionators and refinery services margin primarily due to a $10 million decrease resulting from a slightly lower average rate achieved due to the increased utilization of our ethane optimization strategy. This decrease was partially offset by a $5 million increase in blending activity at our fractionation facility; partially offset by
•an increase of $36 million in terminal services margin primarily due to a $20 million increase in ethane export fees at our Nederland Terminal, an increase of $13 million in loading fees due to higher LPG export volumes at our Nederland Terminal and a $3 million increase at our refined product terminals due to higher throughput and timing of accounting adjustments;
•an increase of $20 million in transportation margin primarily due to a $30 million increase due to higher export volumes feeding into our Nederland Terminal, a $6 million increase from higher throughput on our Mariner pipeline system, and a $6 million increase in refined products transportation due to recovery from COVID-19 related demand reduction in the prior period and other refined products demand increases. These increases were partially offset by a $23 million decrease resulting from a slightly lower average rate achieved due to the increased utilization of our ethane optimization strategy; and
•an increase of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to an increase primarily resulting from higher throughput on Explorer pipeline due to COVID-19 demand recovery.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impacts of the following:
•an increase of $98 million in operating expenses primarily due to a $54 million increase in utilities costs, $28 million increase in employee costs resulting primarily from corporate cost reductions in 2020 and an increase of $15 million in allocated corporate overhead costs;

•a decrease of $31 million in marketing margin primarily due to a $29 million decrease in northeast blending and optimization primarily due to realized losses on financial instruments and increased costs related to RINs and intrasegment charges of $28 million which were fully offset within our transportation margin. These decreases were partially offset by a $19 million increase in butane blending margin due to more favorable spreads and additional blending days granted by the EPA due to the Colonial Pipeline shutdown, and an $8 million increase due to inventory and other adjustments in the prior period;
•a decrease of $31 million in fractionators and refinery services margin primarily due to a $44 million decrease resulting from downtime on our various fractionators due to Winter Storm Uri in the first quarter of 2021 and a slightly lower average rate achieved due to increased utilization of our ethane optimization strategy. This decrease was partially offset by a $10 million increase from blending activity at our fractionators facility; and
•an increase of $18 million in selling, general and administrative expenses primarily due to corporate cost reductions in 2020; partially offset by
•an increase of $76 million in transportation margin primarily due to a $76 million increase due to higher export volumes feeding into our Nederland Terminal, a $39 million increase from higher throughput on our Mariner pipeline systems, intrasegment revenues of $28 million which are fully offset by a charge reflected in our marketing margin, and a $15 million increase in refined products transportation due to recovery from COVID-19 related demand reduction in the prior period and other refined products demand increases. These increases were partially offset by an $81 million decrease resulting from lower throughput across the various regions in Texas due to Winter Storm Uri related production outages and a slightly lower average rate achieved due to increased utilization of our ethane optimization strategy;
•an increase of $60 million in terminal services margin primarily due to a $49 million increase in ethane export fees at our Nederland Terminal, a $36 million increase in loading fees due to higher LPG export volumes at our Nederland Terminal, an $11 million increase due to higher throughput at our Marcus Hook Terminal and a $10 million increase due to higher throughput and storage at our refined product terminals due to recovery from COVID-19 related demand reduction in the prior period and other refined products demand increases. These increases were partially offset by a $44 million decrease resulting from an expiration of a third-party contract at our Nederland Terminal in the second quarter of 2020;
•an increase of $19 million in storage margin primarily due to fees generated from exported volumes; and
•an increase of $12 million in Adjusted EBITDA related to unconsolidated affiliates due to a $7 million increase primarily resulting from higher throughput on Explorer pipeline due to COVID-19 demand recovery and a $5 million increase from higher volumes on White Cliffs pipeline.
Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Crude transportation volumes (MBbls/d)	4,173	3,551	622	3,901	3,840	61
Crude terminals volumes (MBbls/d)	2,703	2,317	386	2,553	2,688	(135)
Revenues	$4,578	$2,850	$1,728	$12,498	$8,877	$3,621
Cost of products sold	3,918	2,096	1,822	10,520	6,704	3,816
Segment margin	660	754	(94)	1,978	2,173	(195)
Unrealized (gains) losses on commodity risk management activities	14	(1)	15	12	9	3
Operating expenses, excluding non-cash compensation expense	(142)	(112)	(30)	(414)	(401)	(13)
Selling, general and administrative expenses, excluding non-cash compensation expense	(44)	(28)	(16)	(102)	(82)	(20)
Adjusted EBITDA related to unconsolidated affiliates	7	9	(2)	15	32	(17)
Other	1	9	(8)	1	10	(9)
Segment Adjusted EBITDA	$496	$631	$(135)	$1,490	$1,741	$(251)
Volumes. For the three months ended September 30, 2021 compared to the same period last year, crude transportation volumes were higher on our Texas pipeline system and Bakken pipeline, driven by a recovery in crude oil production in these regions as a result of higher crude oil prices as well as a recovery in refinery utilization. Volumes on our Bayou Bridge pipeline were also higher, driven by more favorable crude oil differentials for shippers. Volumes also benefited from a full quarter of operations from our Cushing South pipeline. Crude terminal volumes were higher due to increased customer throughput activity at our Gulf Coast terminals.
For the nine months ended September 30, 2021 compared to the same period last year, crude transportation volumes were higher on our Bakken pipeline and Bayou Bridge pipelines, reflecting the continued recovery in crude oil production in North Dakota and more favorable crude oil differentials for shippers on Bayou Bridge. Volumes on our Texas pipeline system were slightly lower, primarily reflecting adverse weather negatively impacting volumes in the first quarter of 2021 and less favorable spreads for shippers to some markets in 2021. Crude terminal volumes were lower primarily due to reduced export demand.
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $79 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $133 million decrease from our crude oil acquisition and marketing business due to storage trading gains realized in the prior period, unfavorable crude inventory valuation adjustments, and less favorable pricing conditions impacting our Bakken to Gulf Coast trading operations, a $6 million decrease in throughput at our crude terminals primarily driven by lower export demand, and a $3 million decrease from our Texas crude pipeline system due to lower average tariff rates realized; partially offset by a $65 million increase from improved performance on our Bayou Bridge and Bakken pipelines;
•an increase of $30 million in operating expenses primarily due to higher volume-driven expenses and higher employee expenses;
•an increase of $16 million in selling, general and administrative expenses primarily due to legal expenses and higher overhead allocations to the crude segment as a result of assets acquired; and
•a decrease of $2 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes on White Cliffs pipeline from lower crude oil production, partially offset by an increase in jet fuel sales by our joint ventures.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•a decrease of $192 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $152 million decrease from our Texas crude pipeline system due to lower utilization and lower average tariff rates realized, a $58 million decrease from our crude oil acquisition and marketing business primarily due to storage trading gains realized in the prior period and less favorable pricing conditions impacting our Bakken to Gulf Coast trading operations, partially offset by favorable crude inventory valuation adjustments and a $34 million decrease in throughput at our crude terminals primarily driven by reduced export demand; partially offset by an $18 million increase due to higher volumes on our Bayou Bridge pipeline and a $37 million increase due to higher volumes on our Bakken Pipeline;
•an increase of $13 million in operating expenses primarily due to higher volume-driven expenses and higher employee expenses;
•an increase of $20 million in selling, general and administrative expenses primarily due to legal expenses and higher overhead allocations to the crude segment as a result of assets acquired; and
•a decrease of $17 million in Adjusted EBITDA related to unconsolidated affiliates due to lower volumes on White Cliffs pipeline from lower crude oil production, partially offset by an increase in jet fuel sales by our joint ventures.

Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues	$4,779	$2,805	$1,974	$12,642	$8,157	$4,485
Cost of products sold	4,472	2,497	1,975	11,631	7,383	4,248
Segment margin	307	308	(1)	1,011	774	237
Unrealized (gains) losses on commodity risk management activities	2	(6)	8	(5)	—	(5)
Operating expenses, excluding non-cash compensation expense	(85)	(84)	(1)	(236)	(265)	29
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(24)	1	(67)	(76)	9
Adjusted EBITDA related to unconsolidated affiliates	3	2	1	7	7	—
Inventory valuation adjustments	(9)	(11)	2	(168)	126	(294)
Other	3	4	(1)	14	14	—
Segment Adjusted EBITDA	$198	$189	$9	$556	$580	$(24)
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $4 million primarily due to a 6.4% increase in gallons sold, partially offset by a 7.3% decrease in gross profit per gallon sold; and
•an increase in non-motor fuel sales of $5 million primarily due to increased credit card transactions, merchandise gross profit and franchise fee income.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment decreased due to the net impacts of the following:
•a decrease in the gross profit on motor fuel sales of $62 million primarily due to a 14.8% decrease in gross profit per gallon sold, partially offset by a 7.5% increase in gallons sold; partially offset by
•a decrease in operating expenses and selling, general and administrative expenses of $38 million primarily due to lower employee costs of and lower expected credit losses.
Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues	$159	$161	$(2)	$473	$509	$(36)
Cost of products sold	19	20	(1)	61	62	(1)
Segment margin	140	141	(1)	412	447	(35)
Operating expenses, excluding non-cash compensation expense	(31)	(27)	(4)	(83)	(92)	9
Selling, general and administrative expenses, excluding non-cash compensation expense	(10)	(10)	—	(30)	(40)	10
Segment Adjusted EBITDA	$99	$104	$(5)	$299	$315	$(16)
The Investment in USAC segment reflects the consolidated results of USAC.

Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the following:
•a decrease of $1 million in segment margin primarily due to slightly lower revenue generating horsepower; and
•an increase of $4 million in operating expenses primarily due to an increase in property taxes and expenses related to our vehicle fleet.
Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased due to the net impacts of the following:
•a decrease of $35 million in segment margin primarily due to lower revenue generating horsepower; partially offset by
•a decrease of $9 million in operating expenses primarily driven by a $7 million decrease in direct labor expenses and a $4 million decrease primarily due to sales tax refunds received in 2021; and
•a decrease of $10 million in selling, general and administrative expenses primarily due to a $6 million decrease in the provision for expected credit losses, a $2 million decrease in severance charges related to the departure of an executive and a $2 million decrease in employee-related expenses.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues	$696	$367	$329	$2,784	$1,372	$1,412
Cost of products sold	652	318	334	2,464	1,110	1,354
Segment margin	44	49	(5)	320	262	58
Unrealized losses on commodity risk management activities	6	3	3	8	—	8
Operating expenses, excluding non-cash compensation expense	(29)	(35)	6	(118)	(100)	(18)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(23)	10	(71)	(80)	9
Adjusted EBITDA related to unconsolidated affiliates	2	1	1	1	1	—
Other and eliminations	8	27	(19)	13	(21)	34
Segment Adjusted EBITDA	$18	$22	$(4)	$153	$62	$91
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, which include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $12 million due to the settlement of customer disputes related to prior period activity;
•a decrease of $7 million due to the revaluation of natural gas inventory; and
•a decrease of $2 million due to lower trading gains; partially offset by
•an increase of $5 million due to higher compressor sales and lower operating expenses in our compressor business;
•an increase of $2 million from Energy Transfer Canada due to the aggregate impact of multiples smaller changes; and
•an increase of $2 million due to lower utility expense.

Segment Adjusted EBITDA. For the nine months ended September 30, 2021 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impacts of the following:
•an increase of $60 million from power trading activities primarily due to short-term, favorable market conditions created by Winter Storm Uri in February of 2021;
•an increase of $17 million primarily due to revenues earned by our dual drive compression business under the Electric Reliability Council of Texas (“ERCOT”) responsive reserve program during Winter Storm Uri;
• an increase of $11 million due to improved margins at our dual drive compression business resulting from more favorable market pricing conditions;
•an increase of $12 million due to lower merger and acquisition expenses;
•an increase of $6 million from Energy Transfer Canada due to the aggregate impact of multiples smaller changes;
•an increase of $2 million due to a contract expiration at our natural resources business in 2020; and
•an increase of $2 million due to higher compressor sales and lower operating expenses in our compressor business; partially offset by
•a decrease of $22 million from 2020 insurance proceeds received on settled claims related to our MTBE litigation.
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
We currently expect capital expenditures in 2021 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$15	$25	$30	$35
Interstate transportation and storage (1)	50	75	115	120
Midstream	445	470	115	120
NGL and refined products transportation and services	650	725	110	120
Crude oil transportation and services (1)	275	325	90	100
All other (including eliminations)	90	115	45	55
Total capital expenditures	$1,525	$1,735	$505	$550
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
USAC currently plans to spend approximately $20 million in maintenance capital expenditures and currently has budgeted between $30 million and $40 million in expansion capital expenditures for the full year 2021.

Cash Flows
Our cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions and other factors.
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations”), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisition of assets, while changes in non-cash compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring, such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, the timing of accounts receivable collection, the timing of payments on accounts payable, the timing of purchase and sales of inventories and the timing of advances and deposits received from customers.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Cash provided by operating activities during 2021 was $9.42 billion compared to $5.46 billion for 2020, and net income was $5.46 billion for 2021 and net loss was $693 million for 2020. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2021 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $970 million and other non-cash items totaling $2.79 billion.
The non-cash activity in 2021 and 2020 consisted primarily of depreciation, depletion and amortization of $2.84 billion and $2.72 billion, respectively, non-cash compensation expense of $81 million and $93 million, respectively, favorable inventory valuation adjustments of $168 million and unfavorable inventory valuation adjustments of $126 million, respectively, deferred income taxes of $199 million and $159 million, respectively, losses on extinguishments of debt of $8 million and $62 million, respectively, and impairment losses of $11 million and $2.80 billion, respectively. Non-cash activity also included equity in earnings of unconsolidated affiliates of $191 million and $46 million in 2021 and 2020, respectively, and impairment of investment in an unconsolidated affiliate of $129 million in 2020.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $226 million in 2021 and $176 million in 2020.
Cash paid for interest, net of interest capitalized, was $1.57 billion and $1.47 billion for the nine months ended September 30, 2021 and 2020, respectively. Interest capitalized was $97 million and $163 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Cash used in investing activities during 2021 was $1.91 billion compared to $3.86 billion for 2020. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2021 were $2.02 billion compared to $3.97 billion for 2020. Additional detail related to our capital expenditures is provided in the table below.

The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2021:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$17	$24	$41
Interstate transportation and storage	24	72	96
Midstream	272	74	346
NGL and refined products transportation and services	508	77	585
Crude oil transportation and services	208	61	269
Investment in Sunoco LP	70	22	92
Investment in USAC	26	15	41
All other (including eliminations)	48	26	74
Total capital expenditures	$1,173	$371	$1,544
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Cash used in financing activities during 2021 was $7.57 billion compared to $1.61 billion for 2020. During 2021, we had a net decrease in our debt level of $6.00 billion compared to a net increase of $358 million for 2020. In 2021 and 2020, we paid debt issuance costs of $3 million and $53 million, respectively. During 2021, we received $889 million from offerings of preferred units, and during 2020, our subsidiaries received $1.58 billion from offerings of preferred units.
In 2021 and 2020, we paid distributions of $1.38 billion and $2.40 billion, respectively, to our partners. In 2021 and 2020, we paid distributions of $1.15 billion and $1.28 billion, respectively, to noncontrolling interests. In 2021 and 2020, we paid distributions of $37 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $114 million in cash from noncontrolling interests in 2021 compared to $203 million in cash from noncontrolling interests in 2020.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2021	December 31, 2020
ET Indebtedness:
Senior Notes (1)	$36,454	$37,855
Term Loan (2)	—	2,000
Five-Year Credit Facility (2)	599	3,103
Subsidiary Indebtedness:
Transwestern Senior Notes	400	400
Panhandle Senior Notes	235	235
Bakken Senior Notes (3)	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,701	3,139
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	250	—
USAC Credit Facility	506	474
Energy Transfer Canada Revolving Credit Facility	81	57
Energy Transfer Canada Term Loan A	252	261
Energy Transfer Canada KAPS Facility	51	—

Other long-term debt	4	3
Net unamortized premiums, discounts, and fair value adjustments	(14)	(10)
Deferred debt issuance costs	(248)	(279)
Total debt	45,471	51,438
Less: current maturities of long-term debt	678	21
Long-term debt, less current maturities	$44,793	$51,417
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
(3)The balance includes $650 million of 3.625% Senior Notes due April 2022 included in current maturities of long-term debt as of September 30, 2021.
Recent Transactions
In connection with the Rollup Mergers on April 1, 2021, ET entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
During the second quarter of 2021, ET repaid $1.5 billion on the Term Loan in part through proceeds from its Series H Preferred Unit issuance. During the third quarter of 2021, the Partnership repaid the remaining $500 million balance and terminated the Term Loan.
During the first quarter of 2021, ETO redeemed its $600 million aggregate principal amount of 4.40% senior notes due April 1, 2021 and its $800 million aggregate principal amount of 4.65% senior notes due June 1, 2021, using proceeds from the Five-Year Credit Facility.
During the third quarter of 2021, ET issued par call notices to redeem in full its $1.0 billion aggregate principal amount of 5.2% senior notes due February 1, 2022, and $900 million aggregate principal amount of 5.875% senior notes due March 1, 2022.

The Partnership expects to redeem both series of senior notes during the fourth quarter of 2021, utilizing proceeds from its Five-Year Credit Facility.
On October 20, 2021, Sunoco LP completed a private offering of $800 million in aggregate principal amount of 4.500% senior notes due 2030 (the “2030 Notes”). Sunoco LP used the proceeds from the private offering to fund a tender offer and repurchase all of its senior notes due 2026.
Credit Facilities and Commercial Paper
Term Loan
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its term loan credit agreement (the “Term Loan”) and Sunoco Logistics Operations was released as a guarantor in respect of the Term Loan. The Partnership’s Term Loan provides for a $2.00 billion three-year term loan credit facility. During the third quarter of 2021, the Term Loan was repaid in full and terminated.
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
As of September 30, 2021, the Five-Year Credit Facility had $599 million of outstanding borrowings, of which $590 million consisted of commercial paper. The amount available for future borrowings was $4.37 billion, after accounting for outstanding letters of credit in the amount of $31 million. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 0.43%.
364-Day Facility
As a result of the Rollup Mergers, on April 1, 2021, ET assumed all of ETO’s obligations in respect of its 364-day revolving credit facility (the “364-Day Facility”) and Sunoco Logistics Operations was released as a guarantor in respect of the 364-Day Facility. The Partnership’s 364-Day Facility allows for unsecured borrowings up to $1.00 billion and matures on November 26, 2021. As of September 30, 2021, the 364-Day Facility had no outstanding borrowings.
Sunoco LP Credit Facility
As of September 30, 2021, the Sunoco LP Credit Facility had $250 million of outstanding borrowings and $6 million in standby letters of credit and matures in July 2023. The amount available for future borrowings at September 30, 2021 was $1.24 billion. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 2.09%.
USAC Credit Facility
As of September 30, 2021, USAC had $506 million of outstanding borrowings under the credit agreement. As of September 30, 2021, USAC had $1.09 billion of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $114 million. The weighted average interest rate on the total amount outstanding as of September 30, 2021 was 2.96%.
Energy Transfer Canada Credit Facilities
As of September 30, 2021, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility had outstanding borrowings of C$320 million and C$103 million, respectively (US$252 million and US$81 million, respectively, at the September 30, 2021 exchange rate). As of September 30, 2021, the KAPS Facility had outstanding borrowings of C$65 million (US$51 million at the September 30, 2021 exchange rate).
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of September 30, 2021.

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
Cash Distributions on ET Common Units
Distributions declared and/or paid with respect to ET common units subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
Cash Distributions on ET Preferred Units
As discussed in “Recent Developments”, in connection with the Rollup Mergers, ETO’s outstanding preferred units were converted into ET Preferred Units.
Distributions declared on the ET Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.625	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.125	0.4609	0.4766	0.4750	—	—	—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.625	27.08	(2)
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
(2)Represents initial prorated distribution.
Description of ET Preferred Units
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255

Cash Distributions Paid by USAC
Distributions on USAC’s units declared and/or paid by USAC subsequent to December 31, 2020 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.525
March 31, 2021	April 26, 2021	May 7, 2021	0.525
June 30, 2021	July 26, 2021	August 6, 2021	0.525
September 30, 2021	October 25, 2021	November 5, 2021	0.525
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021 and “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 5, 2021. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

	September 30, 2021			December 31, 2020
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX (1)	(81,963)	$10	$1	(44,225)	$2	$5
Fixed Swaps/Futures	475	1	—	1,603	—	—
Power (Megawatt):
Forwards	712,400	15	—	1,392,400	4	—
Futures	(640,800)	(7)	—	18,706	(1)	—
Options – Puts	290,400	—	—	519,071	—	—
Options – Calls	36,704	(1)	—	2,343,293	1	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(8,893)	(3)	—	(29,173)	—	1
Swing Swaps IFERC	(48,675)	4	1	11,208	(2)	—
Fixed Swaps/Futures	(45,588)	(55)	25	(53,575)	6	31
Forward Physical Contracts	(10,071)	3	—	(11,861)	4	5
NGLs (MBbls) – Forwards/Swaps	2,785	20	44	(5,840)	(100)	39
Refined Products (MBbls) – Futures	(3,272)	(3)	30	(2,765)	(8)	3
Crude (MBbls) – Forwards/Swaps	1,693	(13)	11	—	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(21,255)	2	—	(30,113)	(1)	—
Fixed Swaps/Futures	(21,255)	(20)	12	(30,113)	(6)	8
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
Interest Rate Risk
As of September 30, 2021, we and our subsidiaries had $2.51 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $25 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2021	December 31, 2020
July 2021(2)(3)	Forward-starting to pay a fixed rate of 3.55% and receive a floating rate	$—	$400
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	400	400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	—
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	—
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)The July 2021 interest rate swaps were amended in June 2021.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $253 million as of September 30, 2021. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (“Co-Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 19, 2021 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
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
Pursuant to the instructions to Form 10-Q, matters disclosed in this Part II - Item 1 include any reportable legal proceeding (i) that has been terminated during the period covered by this report, (ii) that became a reportable event during the period covered by this report, or (iii) for which there has been a material development during the period covered by this report. For additional information, please see our Quarterly Reports filed for the quarters ended March 31, 2021 and June 30, 2021.
On June 4, 2019, the Oklahoma Corporation Commission’s (“OCC”) Transportation Division filed a complaint against SPLP seeking a penalty of up to $1 million related to a May 2018 rupture near Edmond, Oklahoma. The rupture occurred on the Noble to Douglas 8-inch pipeline in an area of external corrosion and caused the release of approximately fifteen barrels of crude oil. SPLP responded immediately to the release and remediated the surrounding environment and pipeline in cooperation with the OCC. The OCC filed the complaint alleging that SPLP failed to provide adequate cathodic protection to the pipeline causing the failure. SPLP entered into a settlement agreement with the OCC for a $500,000 penalty with an additional $500,000 suspended penalty to be voided if SPLP completes additional action items on the pipeline. SPLP had its final hearing with the OCC on August 18, 2021. On September 29, 2021, the OCC issued its Final Order closing the matter.
Energy Transfer received an Administrative Compliance Order from the New Mexico Environmental Department on August 28, 2020 to address the alleged noncompliance at its Jal 3 gas plant. The Compliance Order covered emission events that occurred January 1, 2017 through August 31, 2018. The Compliance Order includes an assessed civil penalty of approximately $4 million. On August 24, 2021, the New Mexico Environmental Department and Energy Transfer agreed to a Settlement Agreement and a Final Compliance Order that reduced the civil penalty to $1.3 million. Energy Transfer has completed its obligations under this Settlement Agreement and Final Compliance Order and the matter is now closed.
For additional information required in this Item, see disclosure under the headings “Litigation and Contingencies” and “Environmental Matters” in Note 10 to our consolidated financial statements included in “Item 1. Financial Statements,” which information is incorporated by reference into this Item.
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

Exhibit Number	Description
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

22.1	Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 of Form 10-Q (File No. 1-32740) filed August 5, 2021)
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income (Loss); (iv) our Consolidated Statements of Partners’ Capital; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Denotes a management contract or compensatory agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 4, 2021	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)