Form 10-Q
period 2022-03-31
Energy Transfer LP
filed 2022-05-05
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At April 29, 2022, the registrant had 3,085,533,650 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income (loss)

BBtu	billion British thermal units

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC, a less than wholly-owned subsidiary of Energy Transfer

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC, a less than wholly-owned subsidiary of Energy Transfer

Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)

Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of Energy Transfer, which owns the Tiger Pipeline

ETO	Energy Transfer Operating, L.P., formerly a less than wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021

Exchange Act	Securities Exchange Act of 1934, as amended

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of Energy Transfer

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of Energy Transfer, which owns the Houston Terminal

IFERC	Inside FERC’s Gas Market Report

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer

Rover	Rover Pipeline LLC, a less than wholly-owned subsidiary of Energy Transfer

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a publicly traded partnership, of which Energy Transfer owns the general partner interests and 46.1 million common units

USAC Preferred Units	USAC Series A preferred units

White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,111	$336
Accounts receivable, net	9,965	7,654
Accounts receivable from related companies	70	54
Inventories	1,981	2,014
Income taxes receivable	68	32
Derivative assets	41	10
Other current assets	783	437
Current assets held for sale	1,680	—
Total current assets	15,699	10,537

Property, plant and equipment	102,967	103,991
Accumulated depreciation and depletion	(22,932)	(22,384)
Property, plant and equipment, net	80,035	81,607

Investments in unconsolidated affiliates	2,921	2,947
Lease right-of-use assets, net	830	838
Other non-current assets, net	1,566	1,645
Intangible assets, net	5,608	5,856
Goodwill	2,533	2,533
Total assets	$109,192	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,653	$6,834
Accounts payable to related companies	1	—
Derivative liabilities	135	203
Operating lease current liabilities	43	47
Accrued and other current liabilities	3,204	3,071
Current maturities of long-term debt	652	680
Current liabilities held for sale	1,031	—
Total current liabilities	13,719	10,835

Long-term debt, less current maturities	48,826	49,022
Non-current derivative liabilities	139	193
Non-current operating lease liabilities	809	814
Deferred income taxes	3,540	3,648
Other non-current liabilities	1,337	1,323

Commitments and contingencies
Redeemable noncontrolling interests	493	783

Equity:
Limited Partners:
Preferred Unitholders	6,077	6,051
Common Unitholders	25,881	25,230
General Partner	(3)	(4)
Accumulated other comprehensive income	43	23
Total partners’ capital	31,998	31,300
Noncontrolling interests	8,331	8,045
Total equity	40,329	39,345
Total liabilities and equity	$109,192	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Refined product sales	$5,446	$3,524
Crude sales	5,302	2,988
NGL sales	5,109	2,906
Gathering, transportation and other fees	2,693	2,266
Natural gas sales	1,753	5,124
Other	188	187
Total revenues	20,491	16,995
COSTS AND EXPENSES:
Cost of products sold	16,138	10,948
Operating expenses	949	820
Depreciation, depletion and amortization	1,028	954
Selling, general and administrative	230	201
Impairment losses	300	3
Total costs and expenses	18,645	12,926
OPERATING INCOME	1,846	4,069
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(559)	(589)
Equity in earnings of unconsolidated affiliates	56	55
Losses on extinguishments of debt	—	(7)
Gains on interest rate derivatives	114	194
Other, net	21	(6)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,478	3,716
Income tax expense (benefit)	(9)	75
NET INCOME	1,487	3,641
Less: Net income attributable to noncontrolling interests	205	341
Less: Net income attributable to redeemable noncontrolling interests	13	12
NET INCOME ATTRIBUTABLE TO PARTNERS	1,269	3,288
General Partner’s interest in net income	1	3
Preferred Unitholders’ interest in net income	106	—
Limited Partners’ interest in net income	$1,162	$3,285
NET INCOME PER COMMON UNIT:
Basic	$0.38	$1.22
Diluted	$0.37	$1.21
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,487	$3,641
Other comprehensive income, net of tax:
Change in value of available-for-sale securities	(5)	—
Actuarial gain related to pension and other postretirement benefit plans	7	5
Foreign currency translation adjustments	11	12
Change in other comprehensive income from unconsolidated affiliates	12	(9)
	25	8
Comprehensive income	1,512	3,649
Less: Comprehensive income attributable to noncontrolling interests	210	347
Less: Comprehensive income attributable to redeemable noncontrolling interests	13	12
Comprehensive income attributable to partners	$1,289	$3,290
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2021	$25,230	$6,051	$(4)	$23	$8,045	$39,345
Distributions to partners	(528)	(80)	—	—	—	(608)
Distributions to noncontrolling interests	—	—	—	—	(307)	(307)
Capital contributions from noncontrolling interests	—	—	—	—	373	373
Other comprehensive income, net of tax	—	—	—	20	5	25
Other, net	17	—	—	—	10	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,162	106	1	—	205	1,474
Balance, March 31, 2022	$25,881	$6,077	$(3)	$43	$8,331	$40,329

	Common Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2020	$18,531	$(8)	$6	$12,859	$31,388
Distributions to partners	(406)	—	—	—	(406)
Distributions to noncontrolling interests	—	—	—	(406)	(406)
Capital contributions from noncontrolling interests	—	—	—	20	20
Other comprehensive income, net of tax	—	—	2	6	8
Other, net	18	—	—	3	21
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,285	3	—	341	3,629
Balance, March 31, 2021	$21,428	$(5)	$8	$12,823	$34,254
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$1,487	$3,641
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,028	954
Deferred income taxes	32	66
Inventory valuation adjustments	(120)	(100)
Non-cash compensation expense	36	28
Impairment losses	300	3
Losses on extinguishments of debt	—	7
Distributions on unvested awards	(15)	(6)
Equity in earnings of unconsolidated affiliates	(56)	(55)
Distributions from unconsolidated affiliates	44	45
Other non-cash	(46)	39
Net change in operating assets and liabilities, net of effects of acquisitions	(320)	533
Net cash provided by operating activities	2,370	5,155
INVESTING ACTIVITIES:
Cash paid for acquisition of Spindletop Assets	(325)	—
Deposit for acquisition	(264)	—
Capital expenditures, excluding allowance for equity funds used during construction	(752)	(698)
Contributions in aid of construction costs	20	3
Contributions to unconsolidated affiliates	—	(2)
Distributions from unconsolidated affiliates in excess of cumulative earnings	46	55
Proceeds from sales of other assets	4	7
Net cash used in investing activities	(1,271)	(635)
FINANCING ACTIVITIES:
Proceeds from borrowings	5,658	4,751
Repayments of debt	(5,428)	(8,479)
Capital contributions from noncontrolling interests	373	20
Distributions to partners	(608)	(406)
Distributions to noncontrolling interests	(307)	(406)
Distributions to redeemable noncontrolling interests	(12)	(12)
Net cash used in financing activities	(324)	(4,532)
Increase (decrease) in cash and cash equivalents	775	(12)
Cash and cash equivalents, beginning of period	336	367
Cash and cash equivalents, end of period	$1,111	$355
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
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
The consolidated financial statements of the Partnership presented herein include the results of operations of our controlled subsidiaries, including Sunoco LP and USAC. The Partnership owns the general partner interest, incentive distribution rights and 28.5 million common units of Sunoco LP, and the general partner interests and 46.1 million common units of USAC.
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
2.ACQUISITIONS AND DIVESTITURE TRANSACTIONS
Energy Transfer Canada Sale
In March 2022, the Partnership announced a definitive agreement to sell its 51% interest in Energy Transfer Canada. The sale is expected to result in cash proceeds to Energy Transfer of approximately C$340 million (US$272 million at the March 31, 2022 exchange rate), subject to certain purchase price adjustments. The transaction is expected to close by the third quarter of 2022.
Energy Transfer Canada’s assets and liabilities were reflected as held for sale in the Partnership’s consolidated balance sheet as of March 31, 2022. Energy Transfer Canada’s assets and operations are included in the all other segment. Energy Transfer Canada does not meet the criteria to be reflected as discontinued operations in the Partnership’s consolidated statement of operations. Based on the anticipated proceeds of the sale, during the three months ended March 31, 2022, the Partnership recorded a write-down on Energy Transfer Canada’s assets of $300 million, of which $164 million was allocated to noncontrolling interests and $136 million was reflected in net income attributable to partners.

The following table presents the assets and liabilities classified as held for sale in the Partnership’s consolidated balance sheet as of March 31, 2022:

March 31, 2022
Carrying amounts of assets held for sale
Cash and cash equivalents	$4
Accounts receivable, net	101
Other current assets	3
Property, plant and equipment, net	1,451
Other non-current assets, net	20
Intangible assets, net	101
Total assets held for sale	$1,680

Carrying amounts of liabilities held for sale
Accounts payable	$12
Accrued and other current liabilities	94
Long-term debt, including current maturities	441
Other non-current liabilities, net	193
Redeemable noncontrolling interests	291
Total liabilities held for sale	$1,031
Spindletop Assets Purchase
In March 2022, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas, for approximately $325 million.
Enable Acquisition
On December 2, 2021, the Partnership completed the acquisition of Enable. As of May 5, 2022, there has been no material change to the preliminary purchase price allocation disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Sunoco LP Acquisition
On April 1, 2022, Sunoco LP completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana. As of March 31, 2022, the Partnership's consolidated balance sheet included a cash deposit of $264 million in other current assets related to this acquisition.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of March 31, 2022 or December 31, 2021.
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

The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2022	2021
Accounts receivable	$(2,412)	$(1,413)
Accounts receivable from related companies	(17)	(11)
Inventories	153	30
Other current assets	(119)	(12)
Other non-current assets, net	45	(31)
Accounts payable	1,885	1,958
Accounts payable to related companies	7	(7)
Accrued and other current liabilities	230	194
Other non-current liabilities	61	51
Derivative assets and liabilities, net	(153)	(226)
Net change in operating assets and liabilities, net of effects of acquisitions	$(320)	$533
Non-cash activities were as follows:

	Three Months Ended March 31,
	2022	2021
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$475	$559
Lease assets obtained in exchange for new lease liabilities	56	14
Distribution reinvestment	12	6
4.INVENTORIES
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of March 31, 2022 and December 31, 2021, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of zero and $121 million, respectively. The fuel inventory replacement cost was $112 million higher than the fuel inventory balance as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended March 31, 2022 and 2021, the Partnership’s cost of products sold included favorable inventory adjustments of $120 million and $100 million, respectively, related to Sunoco LP’s LIFO inventory.

	March 31, 2022	December 31, 2021
Natural gas, NGLs and refined products	$1,379	$1,259
Crude oil	171	328
Spare parts and other	431	427
Total inventories	$1,981	$2,014
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the three months ended March 31, 2022, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2022
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$4	$4	$—
Swing Swaps IFERC	2	2	—
Fixed Swaps/Futures	2	2	—
Forward Physical Contracts	7	—	7
Power:
Forwards	52	—	52
Futures	9	9	—
NGLs – Forwards/Swaps	383	383	—
Refined Products – Futures	23	23	—
Crude – Forwards/Swaps	20	20	—
Total commodity derivatives	502	443	59
Other non-current assets	37	24	13
Total assets	$539	$467	$72
Liabilities:
Interest rate derivatives	$(273)	$—	$(273)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(8)	(8)	—
Fixed Swaps/Futures	(64)	(64)	—
Power:
Forwards	(37)	—	(37)
Futures	(19)	(19)	—
Options – Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(359)	(359)	—
Refined Products – Futures	(1)	(1)	—
Crude – Forwards/Swaps	(19)	(19)	—
Total commodity derivatives	(511)	(474)	(37)
Total liabilities	$(784)	$(474)	$(310)

		Fair Value Measurements at December 31, 2021
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$7	$7	$—
Swing Swaps IFERC	38	38	—
Fixed Swaps/Futures	26	26	—
Forward Physical Contracts	7	—	7
Power:
Forwards	17	—	17
Futures	6	6	—
NGLs – Forwards/Swaps	152	152	—
Refined Products – Futures	3	3	—
Crude – Forwards/Swaps	16	16	—
Total commodity derivatives	272	248	24
Other non-current assets	39	26	13
Total assets	$311	$274	$37
Liabilities:
Interest rate derivatives	$(387)	$—	$(387)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)	—
Swing Swaps IFERC	(6)	(6)	—
Fixed Swaps/Futures	(9)	(9)	—
Forward Physical Contracts	(6)	—	(6)
Power:
Forwards	(15)	—	(15)
Futures	(4)	(4)	—
NGLs – Forwards/Swaps	(140)	(140)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(3)	(3)	—
Total commodity derivatives	(211)	(190)	(21)
Total liabilities	$(598)	$(190)	$(408)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2022 were $51.53 billion and $49.92 billion, respectively, including a fair value of $441 million and a carrying amount of $441 million related to Energy Transfer Canada debt reflected in liabilities held for sale on the Partnership’s consolidated balance sheet. As of December 31, 2021, the aggregate fair value and carrying amount of our consolidated debt obligations were $54.97 billion and $49.70 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended March 31,
	2022	2021
Net income	$1,487	$3,641
Less: Net income attributable to noncontrolling interests	205	341
Less: Net income attributable to redeemable noncontrolling interests	13	12
Net income, net of noncontrolling interests	1,269	3,288
Less: General Partner’s interest in income	1	3
Less: Preferred Unitholders’ interest in income	106	—
Income available to Common Unitholders	$1,162	$3,285
Basic Income per Common Unit:
Weighted average common units	3,083.5	2,702.8
Basic income per common unit	$0.38	$1.22
Diluted Income per Common Unit:
Income available to Common Unitholders	$1,162	$3,285
Dilutive effect of equity-based compensation of subsidiaries (1)	1	—
Diluted income available to Common Unitholders	$1,161	$3,285
Weighted average common units	3,083.5	2,702.8
Dilutive effect of unvested restricted unit awards (1)	17.0	5.8
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,100.5	2,708.6
Diluted income per common unit	$0.37	$1.21
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Senior Notes
In February 2022, the Partnership redeemed its $300 million aggregate principal amount of 4.65% Senior Notes due February 2022 using proceeds from its Five-Year Credit Facility (defined below).
In April 2022, Dakota Access redeemed its $650 million aggregate principal amount of 3.625% Senior Notes due April 2022 using proceeds from contributions made by the partners of Dakota Access. The Partnership indirectly owns 36.4% of the ownership interests in Dakota Access.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and, as amended in April 2022, matures on April 11, 2027. The amended Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of March 31, 2022, the Five-Year Credit Facility had $2.95 billion of outstanding borrowings, of which $1.45 billion consisted of commercial paper. The amount available for future borrowings was $2.02 billion, after accounting for outstanding letters of credit in the amount of $30 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 1.32%.
Sunoco LP Credit Facility
As of March 31, 2022, the Sunoco LP Credit Facility (as described in the Partnership’s Form 10-K filed on February 18, 2022) had $1.00 billion of outstanding borrowings and $6 million in standby letters of credit and, as amended in April

2022, matures in April 2027. The amount available for future borrowings at March 31, 2022 was $494 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 2.40%.
USAC Credit Facility
As of March 31, 2022, USAC had $566 million of outstanding borrowings and no outstanding letters of credit under the USAC Credit Facility (as described in the Partnership’s Form 10-K filed on February 18, 2022). As of March 31, 2022, USAC had $1.03 billion of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $224 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 3.17%.
Energy Transfer Canada Credit Facilities
As of March 31, 2022, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility (both as described in the Partnership’s Form 10-K filed on February 18, 2022) had outstanding borrowings of C$308 million and C$6 million, respectively (US$247 million and US$5 million, respectively, at the March 31, 2022 exchange rate). As of March 31, 2022, the KAPS Facility had outstanding borrowings of C$241 million (US$193 million at the March 31, 2022 exchange rate). The Energy Transfer Canada credit facilities are reflected in liabilities held for sale on the Partnership’s consolidated balance sheet as of March 31, 2022.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2022. For the quarter ended March 31, 2022, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.55x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of March 31, 2022 included a balance of $477 million related to the USAC Preferred Units and a balance of $16 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. As of December 31, 2021, redeemable noncontrolling interests included a balance of $477 million related to the USAC Preferred Units, a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership, and a balance of $291 million related to Energy Transfer Canada preferred shares. The Energy Transfer Canada preferred shares were reflected in current liabilities held for sale as of March 31, 2022.
For additional information on the Partnership’s redeemable noncontrolling interest, see Note 7 to the Partnership’s Form 10-K filed on February 18, 2022.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the three months ended March 31, 2022 were as follows:

Number of Units
Number of common units at December 31, 2021	3,082.5
Common units issued under the distribution reinvestment plan	1.2
Common units vested under equity incentive plans and other	1.0
Number of common units at March 31, 2022	3,084.7
Energy Transfer Repurchase Program
During the three months ended March 31, 2022, Energy Transfer did not repurchase any of its common units under its current buyback program. As of March 31, 2022, $880 million remained available to repurchase under the current program.

Energy Transfer Distribution Reinvestment Program
During the three months ended March 31, 2022, distributions of $12 million were reinvested under the distribution reinvestment program. As of March 31, 2022, a total of 16 million Energy Transfer common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
Energy Transfer Preferred Units
In connection with the merger of Energy Transfer, ETO, and certain of ETO’s subsidiaries (the “Rollup Mergers”) on April 1, 2021, as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, all of ETO’s previously outstanding preferred units were converted to Energy Transfer Preferred Units with identical distribution and redemption rights.
As of March 31, 2022, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, March 31, 2022	$943	$547	$440	$434	$786	$504	$1,515	$908	$6,077
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2021	February 1, 2022	February 15, 2022	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.475	33.750	35.625	32.500
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Noncontrolling Interests
For the three months ended March 31, 2022, noncontrolling interests included the ETO preferred units, which were converted into Energy Transfer Preferred Units on April 1, 2021 in connection with the Rollup Mergers, as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Partnership’s consolidated financial statements also include noncontrolling interests in Sunoco LP and USAC, both of which are publicly traded master limited partnerships, as well as other less-than-wholly-owned, consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.

Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	January 24, 2022	February 4, 2022	$0.525
March 31, 2022	April 25, 2022	May 6, 2022	0.525
USAC’s Warrant Exercise
As of March 31, 2022 and December 31, 2021, USAC had outstanding two tranches of warrants to purchase USAC common units (the “USAC Warrants”), which included USAC Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and USAC Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. On April 27, 2022, the tranche of warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit was exercised in full by the holders. The exercise of the warrants was net settled by USAC for 534,308 of its common units.
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2022	December 31, 2021
Available-for-sale securities	$14	$19
Foreign currency translation adjustment	22	13
Actuarial loss related to pensions and other postretirement benefits	12	5
Investments in unconsolidated affiliates, net	1	(11)
Total AOCI, net of tax	49	26
Amounts attributable to noncontrolling interest	(6)	(3)
Total AOCI included in partners’ capital, net of tax	$43	$23
10.REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Winter Storm Impacts
Winter Storm Uri, which occurred in February 2021, resulted in one-time impacts to the Partnership’s consolidated net income and also affected the results of operations in certain segments. The recognition of the impacts of Winter Storm Uri during 2021 required management to make certain estimates and assumptions, including estimates of expected credit losses and assumptions related to the resolution of disputes with counterparties with respect to certain purchases and sales of natural gas. The ultimate realization of credit losses and the resolution of disputed purchases and sales of natural gas could materially impact the Partnership’s financial condition and results of operations in future periods.
FERC Proceedings
Rover – FERC - Stoneman House
In late 2016, FERC Enforcement Staff began a non-public investigation related to Rover’s purchase and removal of a potentially historic home (known as the Stoneman House) while Rover’s application for permission to construct the new 711-mile interstate natural gas pipeline and related facilities was pending. On March 18, 2021, FERC issued an Order to

Show Cause and Notice of Proposed Penalty (Docket No. IN19-4-000), ordering Rover to explain why it should not pay a $20 million civil penalty for alleged violations of FERC regulations requiring certificate holders to be forthright in their submissions of information to the FERC. Rover filed its answer and denial to the order on June 21, 2021 and a surreply on September 15, 2021. FERC issued an order on January 20, 2022 setting the matter for hearing before an administrative law judge. The hearing is set to commence on March 6, 2023.
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On March 16, 2022, the United States District Court requested briefing from the parties on whether it could stay the FERC ALJ proceedings, while also staying the federal court litigation, until the Supreme Court decides a case that could affect the outcome of the federal lawsuit. The parties filed those briefs on April 5, 2022. The parties have agreed to request a status conference before the federal district court. Energy Transfer and Rover intend to vigorously defend this claim.
Rover – FERC - Tuscarawas
In mid-2017, FERC Enforcement Staff began a non-public investigation regarding allegations that diesel fuel may have been included in the drilling mud at the Tuscarawas River horizontal directional drilling (“HDD”) operations. Rover and the Partnership are cooperating with the investigation. Enforcement Staff has provided Rover with a notice pursuant to Section 1b.19 of the FERC regulations that Enforcement Staff intends to recommend that the FERC pursue an enforcement action against Rover and the Partnership. The company disagrees with Enforcement Staff’s findings and intends to vigorously defend against any potential penalty. On December 16, 2021, FERC issued an Order to Show Cause and Notice of Proposed Penalty (Docket No. IN17-4-000), ordering Rover to show cause why it should not be found to have violated Section 7(e) of the Natural Gas Act, Section 157.20 of FERC’s regulations, and the Rover Pipeline Certificate Order, and assessed civil penalties of $40 million.
Rover filed its answer to this order on March 21, 2022, and Enforcement Staff filed a reply on April 20, 2022. The primary contractor (and one of the subcontractors) responsible for the HDD operations of the Tuscarawas River site have agreed to indemnify Rover and the Partnership for any and all losses, including any fines and penalties from government agencies, resulting from their actions in conducting such HDD operations. Given the stage of the proceedings, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any; however, the Partnership believes the indemnity described above will be applicable to the penalty proposed by Enforcement Staff.
Other FERC Proceedings
By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding. This matter remains pending before the FERC.
In May 2021, the FERC commenced an audit of SPLP for the period from January 1, 2018 to present to evaluate SPLP’s compliance with its FERC oil tariffs, the accounting requirements of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s Form No. 6 reporting requirements. The audit is ongoing.
Commitments
In the normal course of business, Energy Transfer purchases, processes and sells natural gas pursuant to long-term contracts and enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. Energy Transfer believes that the terms of these agreements are commercially reasonable and will not have a material adverse effect on the Partnership’s financial position or results of operations.
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

	Three Months Ended March 31,
	2022	2021
ROW expense	$14	$6
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
We or our subsidiaries are parties to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
As of March 31, 2022 and December 31, 2021, accruals of approximately $163 million and $144 million, respectively, were reflected on our consolidated balance sheets related to contingencies that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $600 million.
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
The District Court scheduled a status conference for February 10, 2021 to discuss the effects of the Court of Appeals’ January 26, 2021 order on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed regarding its enforcement discretion regarding the easement. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. It is anticipated that the completion and publication of a draft EIS will not occur until the end of April 2022 at the earliest. On May 21, 2021, the District Court denied the plaintiffs’ request for an injunction. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice.
The pipeline continues to operate pending completion of the EIS. The USACE now estimates that the EIS will be complete by the end of 2022 or early 2023. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, Energy Transfer expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of March 31, 2022, Sunoco Defendants are defendants in four cases, including one case initiated by the State of Maryland, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco, and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P. (“ETMT”).

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
Rover - State of Ohio
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants seeking to recover civil penalties allegedly owed and certain injunctive relief related to permit compliance. The defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District Court of Appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court, which the defendants opposed in briefs filed in February 2020. On April 22, 2020, the Ohio Supreme Court granted the Ohio EPA’s request for review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries.
The Pennsylvania Office of Attorney General (“AG”) has commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania has issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.

On February 2, 2022, the AG issued a press release related to the Revolution pipeline, and released a Grand Jury Presentment and filed a criminal complaint against ETC Northeast Pipeline, LLC in Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania, with respect to nine misdemeanor charges related to various alleged violations of the Clean Streams Law associated with the construction of the Revolution pipeline. The Partnership will defend itself vigorously against these charges.
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
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco (R&M), LLC (now known as Energy Transfer R&M) and ETMT that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012 and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, ETMT filed its Notice of Appeal with the 10th Circuit and appealed the entirety of the Order. The matter was fully briefed, and oral argument was set for November 15, 2021. However, on November 1, 2021, the 10th Circuit dismissed the appeal due to jurisdictional concerns with finality of the Order. En banc rehearing of this decision was denied on November 29, 2021. On December 1, 2021, ETMT filed a Petition for Writ of Mandamus to the 10th Circuit to correct the jurisdictional problems and secure final judgment. On February 2, 2022, the 10th Circuit denied the Petition for Writ of Mandamus, citing that there are other avenues for ETMT to obtain adequate relief. On February 10, 2022, ETMT filed a Motion to Modify the Plan of Allocation Order and Issue a Rule 58 Judgment with the trial court, requesting the district court to enter a final judgment in compliance with the Rules. Sunoco also filed an injunction with the trial court to enjoin all efforts by plaintiffs to execute on any non-final judgment. On March 31, 2022, Judge Gibney denied the Motion to Modify the Plan of Allocation, reiterating his thoughts that the order constitutes a final judgment. Judge Gibney granted the injunction in part (placing a hold on enforcement efforts for 60 days) and denied the injunction in part. ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. However, ETMT intends to vigorously appeal the entirety of the Order, including an appeal of the partial denial of the injunction and denial of the Motion to Modify to the 10th Circuit. Additionally, a Petition for Writ of Certiorari was filed with the United States Supreme Court on April 28, 2022 seeking review of the 10th Circuit’s dismissal of ETMT’s appeal.
Energy Transfer LP and ETC Texas Pipeline, Ltd. v. Culberson Midstream LLC, et al.
On April 8, 2022, Energy Transfer LP (“Energy Transfer”) and ETC Texas Pipeline, Ltd. (“ETC,” and together with Energy Transfer, “Plaintiffs") filed suit against Culberson Midstream LLC (“Culberson”), Culberson Midstream Equity, LLC (“Culberson Equity”), and Moontower Resources Gathering, LLC (“Moontower,” and together with Culberson and Culberson Equity, “Defendants”). On October 1, 2018, ETC and Culberson entered into a Gas Gathering and Processing Agreement (the “Bypass GGPA”) under which Culberson was to gather gas from its dedicated acreage and deliver all committed gas exclusively to ETC. In connection with the Bypass GGPA, on October 18, 2018, Energy Transfer and Culberson Equity also entered into an Option Agreement. Under the Option Agreement, Culberson Equity and Moontower had the right (but not the obligation) to require Energy Transfer to purchase their respective interests in Culberson by way of a put option. Notably, the Option Agreement is only enforceable so long as the parties comply with the Bypass GGPA. In late March 2022, Culberson Equity and Moontower submitted a put notice to Energy Transfer seeking to require Energy Transfer to purchase their respective interests in Culberson for approximately $93 million. On April 8, 2022, Plaintiffs filed suit against Defendants asserting claims for declaratory judgment and breach of contract. Plaintiffs contend that Defendants materially breached the Bypass GGPA by sending some committed gas to third parties and also by failing to send any gas to Plaintiffs since March 2020, and thus that Defendants' put notice is void. Defendants have answered the lawsuit. Culberson also filed a counterclaim for breach of contract. The lawsuit is pending in the 193rd Judicial District Court in Dallas County, Texas. On April 27, 2022, Defendants filed an application for a temporary restraining order, temporary injunction, and permanent injunction. The Court held a hearing on the application on April 28, and denied the injunction. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.

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
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2022, the Partnership had been named as a PRP at approximately 34 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	March 31, 2022	December 31, 2021
Current	$50	$46
Non-current	239	247
Total environmental liabilities	$289	$293
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
During the three months ended March 31, 2022 and 2021, the Partnership recorded $4 million and $6 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2021	$459
Additions	266
Revenue recognized	(209)
Other	(10)
Balance, March 31, 2022	$506

Balance, December 31, 2020	$290
Additions	249
Revenue recognized	(165)
Balance, March 31, 2021	$374
The balances of Sunoco LP’s contract assets and contract liabilities were as follows:

	March 31, 2022	December 31, 2021
Contract balances:
Contract assets	$168	$157
Accounts receivable from contracts with customers	637	463
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total expected contract consideration to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component, are considered a single performance obligation. For these types of contacts, only the fixed components of the contracts are included in the table below.
As of March 31, 2022, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $40.94 billion, of which $1.32 billion related to Energy Transfer Canada. The Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2022
	(remainder)	2023	2024	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of March 31, 2022	$5,170	$6,202	$5,347	$24,222	$40,941

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

The following table details our outstanding commodity-related derivatives:

	March 31, 2022		December 31, 2021
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	605	2022-2023	585	2022-2023
Basis Swaps IFERC/NYMEX (1)	(14,598)	2022	(66,665)	2022
Power (Megawatt):
Forwards	709,920	2023-2029	653,000	2023-2029
Futures	(555,582)	2022-2024	(604,920)	2022-2023
Options – Puts	119,200	2022-2023	(7,859)	2022
Options – Calls	(238,400)	2022-2023	(30,932)	2022
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	13,505	2022-2023	6,738	2022-2023
Swing Swaps IFERC	(27,273)	2022-2023	(106,333)	2022-2023
Fixed Swaps/Futures	(2,238)	2022-2023	(63,898)	2022-2023
Forward Physical Contracts	(16,437)	2022-2024	(5,950)	2023
NGLs (MBbls) – Forwards/Swaps	10,709	2022-2024	8,493	2022-2024
Crude (MBbls) – Forwards/Swaps	2,639	2022-2023	3,672	2022-2023
Refined Products (MBbls) – Futures	(4,225)	2022-2024	(3,349)	2022-2023
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,675)	2022	(40,533)	2022
Fixed Swaps/Futures	(18,675)	2022	(40,533)	2022
Hedged Item – Inventory	18,675	2022	40,533	2022
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2022	December 31, 2021
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$400	$400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	200
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	200
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$15	$46	$(37)	$(3)
	15	46	(37)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	408	173	(435)	(156)
Commodity derivatives	79	53	(39)	(52)
Interest rate derivatives	—	—	(273)	(387)
	487	226	(747)	(595)
Total derivatives	$502	$272	$(784)	$(598)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(273)	$(387)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	79	53	(39)	(52)
Broker cleared derivative contracts	Other current assets (liabilities)	423	219	(472)	(159)
Total gross derivatives		502	272	(784)	(598)
Offsetting agreements:
Collateral paid to OTC counterparties	Other current assets	(38)	—	38	—
Counterparty netting	Derivative assets (liabilities)	(389)	(43)	389	43
Counterparty netting	Other current assets (liabilities)	—	(150)	—	150
Total net derivatives		$75	$79	$(357)	$(405)
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
The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2022	2021
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$17	$3
Commodity derivatives – Non-trading	Cost of products sold	(17)	(42)
Interest rate derivatives	Gains (losses) on interest rate derivatives	114	194
Total		$114	$155
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2022	2021
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$1,475	$3,976
Intersegment revenues	157	924
	1,632	4,900
Interstate transportation and storage:
Revenues from external customers	547	501
Intersegment revenues	19	24
	566	525
Midstream:
Revenues from external customers	1,131	578
Intersegment revenues	2,794	2,094
	3,925	2,672
NGL and refined products transportation and services:
Revenues from external customers	5,245	3,397
Intersegment revenues	1,032	593
	6,277	3,990
Crude oil transportation and services:
Revenues from external customers	5,926	3,500
Intersegment revenues	—	—
	5,926	3,500
Investment in Sunoco LP:
Revenues from external customers	5,397	3,469
Intersegment revenues	5	2
	5,402	3,471
Investment in USAC:
Revenues from external customers	159	155
Intersegment revenues	4	3
	163	158
All other:
Revenues from external customers	611	1,419
Intersegment revenues	104	93
	715	1,512
Eliminations	(4,115)	(3,733)
Total revenues	$20,491	$16,995

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDA:
Intrastate transportation and storage	$444	$2,813
Interstate transportation and storage	453	453
Midstream	807	288
NGL and refined products transportation and services	700	647
Crude oil transportation and services	593	510
Investment in Sunoco LP	191	157
Investment in USAC	98	100
All other	54	72
Adjusted EBITDA (consolidated)	3,340	5,040
Depreciation, depletion and amortization	(1,028)	(954)
Interest expense, net of interest capitalized	(559)	(589)
Impairment losses	(300)	(3)
Gains on interest rate derivatives	114	194
Non-cash compensation expense	(36)	(28)
Unrealized gains (losses) on commodity risk management activities	(45)	46
Inventory valuation adjustments (Sunoco LP)	120	100
Losses on extinguishments of debt	—	(7)
Adjusted EBITDA related to unconsolidated affiliates	(125)	(123)
Equity in earnings of unconsolidated affiliates	56	55
Other, net	(59)	(15)
Income before income tax expense	1,478	3,716
Income tax (expense) benefit	9	(75)
Net income	$1,487	$3,641

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. Additional information on forward-looking statements is discussed below in “Forward-Looking Statements.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.
RECENT DEVELOPMENTS
Energy Transfer Canada Sale
In March 2022, the Partnership announced a definitive agreement to sell its 51% interest in Energy Transfer Canada. The sale is expected to result in cash proceeds to Energy Transfer of approximately C$340 million (US$272 million at the March 31, 2022 exchange rate), subject to certain purchase price adjustments. The transaction is expected to close by the third quarter of 2022.
Spindletop Assets Purchase
In March 2022, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas, for approximately $325 million.
Quarterly Cash Distribution
In April 2022, Energy Transfer announced its quarterly distribution of $0.20 per unit ($0.80 annualized) on Energy Transfer common units for the quarter ended March 31, 2022.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. A hearing in the combined proceedings commenced on August 25, 2020 and adjourned on September 15, 2020. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding. This matter remains pending before the FERC.
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
On February 18, 2022, the FERC issued two new policy statements: (1) a Policy Statement on the Certificate of New Interstate Natural Gas Facilities and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“2022 Policy Statements”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Policy Statements as draft policy statements, and requested further comments. The FERC will not apply the now draft 2022 Policy Statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Policy Statements were due on April 25, 2022, and reply comments are due on May 25, 2022. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Policy Statements that might affect our natural gas pipeline or LNG facility projects, or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
Interstate Common Carrier Regulation
The FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPI-FG. Many existing pipelines utilize the FERC liquids index to change transportation rates annually. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. The FERC’s indexing methodology is subject to review every five years. In a December 2020 order, FERC determined that during the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates will be permitted to adjust their indexed ceilings annually by PPI-FG plus 0.78 percent. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June

30, 2026, liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022 based on the new index level. Various pipelines have filed petitions for review of this decision with the U.S. Court of Appeals for the Fifth Circuit. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022.
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

Consolidated Results

	Three Months Ended March 31,
	2022	2021	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$444	$2,813	$(2,369)
Interstate transportation and storage	453	453	—
Midstream	807	288	519
NGL and refined products transportation and services	700	647	53
Crude oil transportation and services	593	510	83
Investment in Sunoco LP	191	157	34
Investment in USAC	98	100	(2)
All other	54	72	(18)
Adjusted EBITDA (consolidated)	3,340	5,040	(1,700)
Depreciation, depletion and amortization	(1,028)	(954)	(74)
Interest expense, net of interest capitalized	(559)	(589)	30
Impairment losses	(300)	(3)	(297)
Gains on interest rate derivatives	114	194	(80)
Non-cash compensation expense	(36)	(28)	(8)
Unrealized gains (losses) on commodity risk management activities	(45)	46	(91)
Inventory valuation adjustments (Sunoco LP)	120	100	20
Losses on extinguishments of debt	—	(7)	7
Adjusted EBITDA related to unconsolidated affiliates	(125)	(123)	(2)
Equity in earnings of unconsolidated affiliates	56	55	1
Other, net	(59)	(15)	(44)
Income before income tax expense	1,478	3,716	(2,238)
Income tax (expense) benefit	9	(75)	84
Net income	$1,487	$3,641	$(2,154)
Adjusted EBITDA (consolidated). For the three months ended March 31, 2022 compared to the same period last year, Adjusted EBITDA decreased 34% primarily due to the impacts of Winter Storm Uri in February 2021. The most significant impacts were in our intrastate transportation and storage segment, where Segment Adjusted EBITDA decreased by $2.37 billion primarily due to a $1.50 billion decrease in realized storage margin and an $862 million decrease in realized natural gas sales, both of which were primarily due to the impact of Winter Storm Uri in the prior period. These decreases were partially offset by favorable results in multiple segments, the most significant of which were in our midstream segment, where Segment Adjusted EBITDA increased by $519 million primarily due to favorable natural gas and NGL prices and the impact of the recent Enable Acquisition.
Additional information on changes impacting Adjusted EBITDA for the three months ended March 31, 2022 compared to the same periods last year, including other impacts from Winter Storm Uri and other non-storm-related factors, is available below in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three months ended March 31, 2022 compared to the same period last year primarily due to incremental depreciation related to Enable assets acquired in December 2021 and assets recently placed in service.
Interest Expense, net. Interest expense, net of interest capitalized, decreased for the three months ended March 31, 2022 compared to the same period last year, primarily due to lower total debt outstanding and lower borrowing costs on recently refinanced and floating rate debt.
Impairment Losses. For the three months ended March 31, 2022, impairment losses included a $300 million impairment of Energy Transfer Canada’s assets based on the anticipated proceeds from the expected sale of those assets.
For the three months ended March 31, 2021, impairment losses included a total of $3 million recognized by USAC related to its compression equipment as a result of its evaluations of the future deployment of its idle fleet under market conditions.

Gains on Interest Rate Derivatives. Gains on interest rate derivatives during the three months ended March 31, 2022 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended March 31, 2022 and March 31, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements by $120 million and $100 million, respectively, resulting in favorable impacts to net income.
Losses on Extinguishments of Debt. During the three months ended March 31, 2021 amounts were related to Sunoco LP’s January 2021 repurchase of certain of its 2023 senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. For the three months ended March 31, 2022 compared to the same period in the prior year, income tax expense decreased due to lower earnings from the Partnership’s consolidated corporate subsidiaries in the current period.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2022	2021	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$34	$37	$(3)
MEP	(4)	(3)	(1)
White Cliffs	—	—	—
Other	26	21	5
Total equity in earnings of unconsolidated affiliates	$56	$55	$1

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$77	$79	$(2)
MEP	5	5	—
White Cliffs	5	5	—
Other	38	34	4
Total Adjusted EBITDA related to unconsolidated affiliates	$125	$123	$2

Distributions received from unconsolidated affiliates:
Citrus	$60	$56	$4
MEP	4	4	—
White Cliffs	5	15	(10)
Other	21	25	(4)
Total distributions received from unconsolidated affiliates	$90	$100	$(10)
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
The following analysis of segment operating results includes a measure of segment margin. Segment margin is a non-GAAP financial measure and is presented herein to assist in the analysis of segment operating results and particularly to facilitate an understanding of the impacts that changes in sales revenues have on the segment performance measure of Segment Adjusted EBITDA. Segment margin is similar to the GAAP measure of gross margin, except that segment margin excludes charges for depreciation, depletion and amortization. Among the GAAP measures reported by the Partnership, the most directly comparable measure to segment margin is Segment Adjusted EBITDA; a reconciliation of segment margin to Segment Adjusted EBITDA is included in the following tables for each segment where segment margin is presented.
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
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2022	2021	Change
Natural gas transported (BBtu/d)	13,973	11,221	2,752
Withdrawals from storage natural gas inventory (BBtu)	21,858	19,045	2,813
Revenues	$1,632	$4,900	$(3,268)
Cost of products sold	1,171	1,994	(823)
Segment margin	461	2,906	(2,445)
Unrealized (gains) losses on commodity risk management activities	46	(12)	58
Operating expenses, excluding non-cash compensation expense	(63)	(80)	17
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(8)	(4)
Adjusted EBITDA related to unconsolidated affiliates	6	6	—
Other	6	1	5
Segment Adjusted EBITDA	$444	$2,813	$(2,369)
Volumes. For the three months ended March 31, 2022 compared to the same period last year, transported volumes increased primarily due to the acquisition of the Enable Oklahoma Intrastate Transmission system, as well as increased production in the Permian and Haynesville.

Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Transportation fees	$215	$180	$35
Natural gas sales and other (excluding unrealized gains and losses)	209	1,071	(862)
Retained fuel revenues (excluding unrealized gains and losses)	32	93	(61)
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	51	1,550	(1,499)
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	(46)	12	(58)
Total segment margin	$461	$2,906	$(2,445)
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation segment decreased due to the net impacts of the following:
•a decrease of $1.50 billion in realized storage margin primarily due to higher physical storage margin from withdrawals during Winter Storm Uri in the prior period;
•a decrease of $862 million in realized natural gas sales and other primarily due to natural gas sales at prevailing market prices during Winter Storm Uri in the prior period;
•a decrease of $61 million in retained fuel revenues related to natural gas prices during Winter Storm Uri in the prior period; and
•an increase of $4 million in selling, general and administrative expenses primarily due to higher allocated overhead costs from the addition of the Enable assets and higher corporate expenses; partially offset by
•an increase of $35 million in transportation fees primarily due to fees on the recently acquired Enable Oklahoma Intrastate Transmission system; and
•a decrease of $17 million in operating expenses primarily due to a $16 million decrease in cost of fuel consumption and a $9 million decrease in utilities expenses, partially offset by $6 million of additional expenses from the Enable assets and a $2 million increase in ad valorem taxes.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2022	2021	Change
Natural gas transported (BBtu/d)	15,098	9,654	5,444
Natural gas sold (BBtu/d)	41	21	20
Revenues	$566	$525	$41
Cost of products sold	19	—	19
Segment margin	547	525	22
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(171)	(134)	(37)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(31)	(21)	(10)
Adjusted EBITDA related to unconsolidated affiliates	88	85	3
Other	20	(2)	22
Segment Adjusted EBITDA	$453	$453	$—
Volumes. For the three months ended March 31, 2022 compared to the same period last year, transported volumes increased primarily due to the impact of the Enable Acquisition, higher utilization on our Tiger system due to increased production in the Haynesville Shale, higher volumes on our Transwestern system and increased short-term firm and interruptible utilization on our Rover system.

Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment was unchanged due to the net impacts of the following:
•an increase of $22 million in segment margin primarily due to a $110 million increase resulting from the inclusion of interstate assets acquired in the Enable Acquisition and a $24 million increase in transportation revenue from our Transwestern, Rover and Trunkline Gas systems due to increased rates and higher utilization. These increases were partially offset by an $84 million decrease due to Winter Storm Uri related operational gas sale gains recorded in the prior period, a $19 million decrease resulting from shipper contract expirations and a shipper bankruptcy on our Tiger system in the prior period, and a $9 million decrease on our Panhandle system due to lower rates on capacity sold;
•an increase of $22 million in other primarily due to the realization in the current period of certain amounts related to a shipper bankruptcy that occurred in a prior period; and
•an increase of $3 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to the Enable Acquisition in December 2021; offset by
•an increase of $37 million in operating expenses, which included a $36 million increase from the impact of the Enable Acquisition, a $4 million increase in maintenance project costs, a $3 million increase in electricity expense and a $2 million increase in ad valorem taxes. These increases were partially offset by a $7 million decrease due to lower utilization of third-party transportation services; and
•an increase of $10 million in selling, general and administrative expenses primarily due to a $5 million increase from the impact of the Enable Acquisition and a $4 million increase resulting from higher employee costs.
Midstream

	Three Months Ended March 31,
	2022	2021	Change
Gathered volumes (BBtu/d)	17,333	12,024	5,309
NGLs produced (MBbls/d)	757	534	223
Equity NGLs (MBbls/d)	42	30	12
Revenues	$3,925	$2,672	$1,253
Cost of products sold	2,885	2,202	683
Segment margin	1,040	470	570
Unrealized gains on commodity risk management activities	(2)	—	(2)
Operating expenses, excluding non-cash compensation expense	(234)	(164)	(70)
Selling, general and administrative expenses, excluding non-cash compensation expense	(44)	(25)	(19)
Adjusted EBITDA related to unconsolidated affiliates	9	7	2
Other	38	—	38
Segment Adjusted EBITDA	$807	$288	$519
Volumes. Gathered volumes and NGL production increased during the three months ended March 31, 2022 compared to the same period last year due to increased production in South Texas, additional gathering capacity from the Permian Bridge Pipeline and new volumes from the Enable Acquisition in December 2021.
Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Gathering and processing fee-based revenues	$697	$498	$199
Non-fee-based contracts and processing	341	(28)	369
Unrealized gains on commodity risk management activities	2	—	2
Total segment margin	$1,040	$470	$570

Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $106 million in non-fee-based margin due to favorable natural gas prices of $34 million and NGL prices of $72 million;
•an increase of $143 million in non-fee-based margin due to the impacts of Winter Storm Uri in the prior period;
•an increase of $101 million in non-fee-based margin due to the Enable Acquisition in December 2021;
•an increase of $20 million in non-fee-based margin due to increased production in the Permian and South Texas regions;
•an increase of $171 million in fee-based margin due to the Enable Acquisition in December 2021;
•an increase of $28 million in fee-based margin due to increased production in the Permian and South Texas regions; and
•an increase of $38 million in other primarily due to the realization in the current period of certain amounts related to a shipper bankruptcy that occurred in a prior period; partially offset by
•an increase of $70 million in operating expenses due to $41 million in incremental operating expenses related to the Enable assets acquired in December 2021 and an increase of $29 million due to higher outside services, materials, employee costs and ad valorem taxes; and
•an increase of $19 million in selling, general and administrative expenses due to an increase in allocated overhead costs driven by the Enable Acquisition in December 2021.
NGL and Refined Products Transportation and Services

	Three Months Ended March 31,
	2022	2021	Change
NGL transportation volumes (MBbls/d)	1,752	1,502	250
Refined products transportation volumes (MBbls/d)	496	462	34
NGL and refined products terminal volumes (MBbls/d)	1,180	1,042	138
NGL fractionation volumes (MBbls/d)	804	726	78
Revenues	$6,277	$3,990	$2,287
Cost of products sold	5,356	3,141	2,215
Segment margin	921	849	72
Unrealized gains on commodity risk management activities	(5)	(23)	18
Operating expenses, excluding non-cash compensation expense	(202)	(172)	(30)
Selling, general and administrative expenses, excluding non-cash compensation expense	(35)	(28)	(7)
Adjusted EBITDA related to unconsolidated affiliates	21	21	—
Segment Adjusted EBITDA	$700	$647	$53
Volumes. For the three months ended March 31, 2022 compared to the same period last year, NGL transportation volumes increased primarily due to higher volumes from the Permian and Eagle Ford regions and the ramp-up in volumes on our propane and ethane export pipelines into our Nederland Terminal.
Refined products transportation volumes increased for the three months ended March 31, 2022 compared to the same period last year due to recovery from COVID-19 related demand reduction in the prior period.
NGL and refined products terminal volumes increased for the three months ended March 31, 2022 compared to the same period last year primarily due to the ramp-up in volumes on our propane and ethane export pipelines and refined product demand recovery.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three months ended March 31, 2022 compared to the same period last year primarily due to lower throughput in the prior period caused by weather related downtime at our Mont Belvieu fractionation facility.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended March 31,
	2022	2021	Change
Transportation margin	$479	$492	$(13)
Fractionators and refinery services margin	185	145	40
Terminal services margin	151	141	10
Storage margin	72	67	5
Marketing margin	29	(19)	48
Unrealized gains on commodity risk management activities	5	23	(18)
Total segment margin	$921	$849	$72
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $48 million in marketing margin primarily due to intrasegment charges of $44 million, which are fully offset within our transportation margin, and an increase of $28 million from our northeast blending and optimization activities. These increases were partially offset by a $24 million decrease due to lower gains from the optimization of NGL component products from our Gulf Coast NGL activities, primarily due to gains realized during the prior period due to market volatility;
•an increase of $40 million in fractionators and refinery services margin primarily due to a $27 million increase from higher volumes and increased utilization of our ethane optimization strategy in the first quarter of 2022 and a $15 million intrasegment charge related to cavern withdrawals, which is fully offset in our transportation margin;
•an increase of $10 million in terminal services margin primarily due to increased export volumes loaded at our Nederland Terminal; and
•an increase of $5 million in storage margin primarily due to increased volumes exported from our Nederland Terminal; partially offset by
•an increase of $30 million in operating expenses primarily due to a $19 million increase in utilities costs resulting from higher power and gas prices, a $6 million increase in ad valorem taxes and a $3 million increase in employee related costs;
•a decrease of $13 million in transportation margin primarily due to intrasegment charges of $44 million, which are fully offset within our marketing margin, a $15 million intrasegment charge related to cavern withdrawals, which is offset in our fractionators margin, and a $4 million decrease resulting from lower throughput on our Mariner West pipeline. These decreases were partially offset by a $42 million increase resulting from increased y-grade throughput on our Texas pipeline system, and an $8 million increase from higher exported volumes feeding into our Nederland Terminal; and
•an increase of $7 million in selling, general and administrative expenses primarily due to a $4 million increase in information technology costs and a $3 million increase in employee related costs.

Crude Oil Transportation and Services

	Three Months Ended March 31,
	2022	2021	Change
Crude transportation volumes (MBbls/d)	4,216	3,537	679
Crude terminal volumes (MBbls/d)	2,765	2,358	407
Revenues	$5,926	$3,500	$2,426
Cost of products sold	5,179	2,838	2,341
Segment margin	747	662	85
Unrealized (gains) losses on commodity risk management activities	11	(5)	16
Operating expenses, excluding non-cash compensation expense	(137)	(122)	(15)
Selling, general and administrative expenses, excluding non-cash compensation expense	(30)	(30)	—
Adjusted EBITDA related to unconsolidated affiliates	1	5	(4)
Other	1	—	1
Segment Adjusted EBITDA	$593	$510	$83
Volumes. For the three months ended March 31, 2022 compared to the same period last year, crude transportation volumes were higher on our Texas pipeline system and Bakken pipeline, driven by the continued recovery in crude oil production in these regions as a result of higher crude oil prices, higher refinery demand, and Winter Storm Uri impacting crude oil production in the prior period. Additionally, volumes benefited from higher demand on our Bayou Bridge pipeline, the initiation of service on our Cushing South pipeline in 2021, and contributions from assets acquired in the Enable Acquisition. Crude terminal volumes were higher due to increased refinery and export activity at our Gulf Coast terminals.
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:
•an increase of $101 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to an $83 million increase due to higher volumes on our Bakken Pipeline, a $16 million increase due to the Enable Acquisition in December 2021, an $11 million increase from our Texas crude pipeline system due to higher volumes transported, a $6 million increase due to higher volumes on our Bayou Bridge pipeline, and a $5 million increase in throughput at our Gulf Coast terminals, partly offset by a $20 million decrease from our crude oil acquisition and marketing business primarily due to increased tariffs paid to our affiliate pipeline and terminal businesses; partially offset by
•an increase of $15 million in operating expenses primarily due to higher ad valorem taxes, higher volume-driven expenses, and expenses related to assets acquired in 2021; and
•a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to the consolidation of certain operations that were previously reflected as unconsolidated affiliates.

Investment in Sunoco LP

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$5,402	$3,471	$1,931
Cost of products sold	4,972	3,120	1,852
Segment margin	430	351	79
Unrealized gains on commodity risk management activities	(9)	(5)	(4)
Operating expenses, excluding non-cash compensation expense	(97)	(76)	(21)
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(20)	(2)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—
Inventory valuation adjustments	(120)	(100)	(20)
Other	7	5	2
Segment Adjusted EBITDA	$191	$157	$34
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $36 million primarily due to a 19.6% increase in gross profit per gallon sold and a 0.8% increase in gallons sold; and
•an increase in non-motor fuel sales and lease gross profit of $21 million primarily due to an increase in storage tanks and terminals gross profit from Sunoco LP’s recent acquisition of refined product terminals; partially offset by
•an increase in operating expenses and selling, general and administrative expenses of $23 million primarily due to higher costs as a result of Sunoco LP’s recent acquisition of refined product terminals, higher employee costs, credit card processing fees, environmental costs, maintenance costs, acquisition costs and expected credit losses.
Investment in USAC

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$163	$158	$5
Cost of products sold	25	21	4
Segment margin	138	137	1
Operating expenses, excluding non-cash compensation expense	(29)	(28)	(1)
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(9)	(2)
Segment Adjusted EBITDA	$98	$100	$(2)
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment decreased primarily due to an increase of $2 million in selling, general and administrative expenses primarily due to higher employee expenses and changes in the provision for credit losses.

All Other

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$715	$1,512	$(797)
Cost of products sold	614	1,342	(728)
Segment margin	101	170	(69)
Unrealized (gains) losses on commodity risk management activities	4	(1)	5
Operating expenses, excluding non-cash compensation expense	(34)	(51)	17
Selling, general and administrative expenses, excluding non-cash compensation expense	(17)	(39)	22
Adjusted EBITDA related to unconsolidated affiliates	—	(1)	1
Other and eliminations	—	(6)	6
Segment Adjusted EBITDA	$54	$72	$(18)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, which include natural gas gathering and processing assets.
Segment Adjusted EBITDA. For the three months ended March 31, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $43 million due to gains in the prior period related to Winter Storm Uri; partially offset by
•a decrease of $13 million in ad valorem taxes; and
•an increase of $10 million due to higher merger and acquisition expenses in the prior period.
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
We currently expect capital expenditures in 2022 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$300	$360	$40	$45
Interstate transportation and storage (1)	400	450	160	170
Midstream	650	700	130	140
NGL and refined products transportation and services	340	425	120	125
Crude oil transportation and services (1)	100	150	105	115
All other (including eliminations)	10	15	60	70
Total capital expenditures	$1,800	$2,100	$615	$665
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
Sunoco LP currently expects to invest approximately $150 million in growth capital expenditures and approximately $50 million on maintenance capital expenditures for the full year 2022.
USAC currently plans to spend approximately $23 million in maintenance capital expenditures and currently has budgeted between $95 million and $105 million in expansion capital expenditures for the full year 2022.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Cash provided by operating activities during 2022 was $2.37 billion compared to $5.16 billion for 2021, and net income was $1.49 billion for 2022 and $3.64 billion for 2021. The difference between net income and net cash provided by operating activities for the three months ended March 31, 2022 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions) of $320 million and other non-cash items totaling $1.17 billion.
The non-cash activity in 2022 and 2021 consisted primarily of depreciation, depletion and amortization of $1.03 billion and $954 million, respectively, non-cash compensation expense of $36 million and $28 million, respectively, favorable inventory valuation adjustments of $120 million and $100 million, respectively, deferred income taxes of $32 million and $66 million, respectively, and impairment losses of $300 million and $3 million, respectively. Non-cash activity also included equity in earnings of unconsolidated affiliates of $56 million and $55 million in 2022 and 2021, respectively. In 2021, we also had losses on extinguishments of debt of $7 million.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $44 million in 2022 and $45 million in 2021.
Cash paid for interest, net of interest capitalized, was $366 million and $562 million for the three months ended March 31, 2022 and 2021, respectively. Interest capitalized was $33 million and $27 million for the three months ended March 31, 2022 and 2021, respectively.
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
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Cash used in investing activities during 2022 was $1.27 billion compared to $635 million for 2021. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2022 were $732 million compared to $695 million for 2021. Additional detail related to our capital expenditures is provided in the table below. In 2022, we paid $325 million in cash for the acquisition of Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC). In 2022, Sunoco LP paid a cash deposit of $264 million related to its acquisition of a transmix processing and terminal facility.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover and Bayou Bridge pipeline projects and net of contributions in aid of construction costs) on an accrual basis for the three months ended March 31, 2022:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$29	$10	$39
Interstate transportation and storage	95	26	121
Midstream	148	23	171
NGL and refined products transportation and services	71	22	93
Crude oil transportation and services	42	16	58
Investment in Sunoco LP	21	5	26
Investment in USAC	20	6	26
All other (including eliminations)	3	11	14
Total capital expenditures	$429	$119	$548
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Cash used in financing activities during 2022 was $324 million compared to $4.53 billion for 2021. During 2022, we had a net increase in our debt level of $230 million compared to a net decrease of $3.73 billion for 2021.
In 2022 and 2021, we paid distributions of $608 million and $406 million, respectively, to our partners. In 2022 and 2021, we paid distributions of $307 million and $406 million, respectively, to noncontrolling interests. In 2022 and 2021, we paid distributions of $12 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $373 million in cash from noncontrolling interests in 2022 compared to $20 million in cash from noncontrolling interests in 2021.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2022	December 31, 2021
Energy Transfer Indebtedness:
Notes and Debentures	$37,433	$37,733
Five-Year Credit Facility	2,946	2,937
Subsidiary Indebtedness:
Transwestern Senior Notes	400	400
Panhandle Notes and Debentures	235	235
Bakken Senior Notes (1)	2,500	2,500
Sunoco LP Senior Notes and lease-related obligations	2,694	2,700
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	1,012	581
USAC Credit Facility	566	516
Energy Transfer Canada Revolving Credit Facility (2)	5	7
Energy Transfer Canada KAPS Facility (2)	193	142
Energy Transfer Canada Term Loan A (2)	247	249

Other long-term debt	3	3
Net unamortized premiums, discounts, and fair value adjustments	223	238
Deferred debt issuance costs	(238)	(239)
Total debt	49,919	49,702
Less: current maturities of long-term debt	652	680
Less: long-term debt held for sale	441	—
Long-term debt, less current maturities	$48,826	$49,022
(1)This balance includes $650 million aggregate principal amount of 3.625% Senior Notes due April 2022 included in current maturities of long-term debt. These notes were repaid in April 2022.
(2)These balances represent the debt classified as held for sale on the Partnership’s consolidated balance sheet as of March 31, 2022.
Recent Transactions
Senior Notes
In February 2022, the Partnership redeemed its $300 million aggregate principal amount of 4.65% Senior Notes due February 2022 using proceeds from its Five-Year Credit Facility (defined below).
In April 2022, Dakota Access redeemed its $650 million aggregate principal amount of 3.625% Senior Notes due April 2022 using proceeds from contributions made by the partners of Dakota Access. The Partnership indirectly owns 36.4% of the ownership interests in Dakota Access.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and, as amended in April 2022, matures on April 11, 2027. The amended Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.

As of March 31, 2022, the Five-Year Credit Facility had $2.95 billion of outstanding borrowings, of which $1.45 billion consisted of commercial paper. The amount available for future borrowings was $2.02 billion, after accounting for outstanding letters of credit in the amount of $30 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 1.32%.
Sunoco LP Credit Facility
As of March 31, 2022, the Sunoco LP Credit Facility had $1.00 billion of outstanding borrowings and $6 million in standby letters of credit and, as amended in April 2022, matures in April 2027. The amount available for future borrowings at March 31, 2022 was $494 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 2.40%.
USAC Credit Facility
As of March 31, 2022, USAC had $566 million of outstanding borrowings and no outstanding letters of credit under the USAC Credit Facility. As of March 31, 2022, USAC had $1.03 billion of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $224 million. The weighted average interest rate on the total amount outstanding as of March 31, 2022 was 3.17%.
Energy Transfer Canada Credit Facilities
As of March 31, 2022, the Energy Transfer Canada Term Loan A and the Energy Transfer Canada Revolving Credit Facility had outstanding borrowings of C$308 million and C$6 million, respectively (US$247 million and US$5 million, respectively, at the March 31, 2022 exchange rate). As of March 31, 2022, the KAPS Facility had outstanding borrowings of C$241 million (US$193 million at the March 31, 2022 exchange rate).
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of March 31, 2022.
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
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2021	February 1, 2022	February 15, 2022	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.475	33.750	35.625	32.500
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
(2)Represents initial prorated distribution.

Description of Energy Transfer Preferred Units
A summary of the distribution and redemption rights associated with the Energy Transfer Preferred Units is included in Note 9 in “Item 1. Financial Statements.”
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
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	January 24, 2022	February 4, 2022	$0.525
March 31, 2022	April 25, 2022	May 6, 2022	0.525
CRITICAL ACCOUNTING ESTIMATES
The Partnership’s critical accounting estimates are described in its Annual Report on Form 10-K filed with the SEC on February 18, 2022. No significant changes have occurred subsequent to the Form 10-K filing.
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
•energy prices generally;
•impacts of world health events, including the COVID-19 pandemic, escalating global trade tensions and the conflict between Russia and Ukraine and resulting expansion of sanctions and trade restrictions;
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made.

We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II - Item 7A included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	March 31, 2022			December 31, 2021
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	605	$1	$—	585	$—	$—
Basis Swaps IFERC/NYMEX (1)	(14,598)	3	—	(66,665)	(5)	1
Power (Megawatt):
Forwards	709,920	15	3	653,000	2	—
Futures	(555,582)	(10)	3	(604,920)	2	2
Options – Puts	119,200	—	—	(7,859)	—	—
Options – Calls	(238,400)	(1)	—	(30,932)	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	13,505	(2)	1	6,738	1	1
Swing Swaps IFERC	(27,273)	(6)	—	(106,333)	32	31
Fixed Swaps/Futures	(2,238)	(41)	2	(63,898)	(24)	38
Forward Physical Contracts	(16,437)	7	8	(5,950)	1	—
NGLs (MBbls) – Forwards/Swaps	10,709	24	1	8,493	12	19
Crude (MBbls) – Forwards/Swaps	2,639	1	7	3,672	13	2
Refined Products (MBbls) – Futures	(4,225)	22	56	(3,349)	(15)	32
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(18,675)	—	1	(40,533)	1	—
Fixed Swaps/Futures	(18,675)	(22)	10	(40,533)	41	14
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
Interest Rate Risk
As of March 31, 2022, we and our subsidiaries had $5.60 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $56 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		March 31, 2022	December 31, 2021
July 2022(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$400	$400
July 2023(2)	Forward-starting to pay a fixed rate of 3.78% and receive a floating rate	200	200
July 2024(2)	Forward-starting to pay a fixed rate of 3.88% and receive a floating rate	200	200
(1)Floating rates are based on 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $213 million as of March 31, 2022. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (“Co-Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 18, 2022 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a Complaint against Energy Transfer Operating, L.P., Transwestern Pipeline Company, L.P., Kinder Morgan, Inc., El Paso Natural Gas LLC, and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with polychlorinated biphenyls ("PCBs") used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The Complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of the Transwestern Pipeline. Given the early stage of this proceeding, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver.
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
For additional information required in this Item, see disclosure under the headings “Litigation and Contingencies” and “Environmental Matters” in Note 10 in “Item 1. Financial Statements” to our consolidated financial statements, which information is incorporated by reference into this Item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.
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

Exhibit Number	Description
3.3
Third Amended Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed February 14, 2006)

3.4
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 of Form 10-K (File No. 1-32740) filed November 29, 2006)

3.5
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 of Form 8-K (File No. 1-32740) filed November 13, 2007)

3.6
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 2, 2010)

3.7
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed December 27, 2013)

3.8
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed March 9, 2016)

3.9
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated October 19, 2018 (incorporated by reference to Exhibit 3.9 of Form 10-Q (File No. 1-32740) filed November 8, 2018)

3.10
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated August 6, 2019 (incorporated by reference to Exhibit 3.10 of Form 10-Q (File No. 1-32740) filed August 8, 2019)

3.11
Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated April 1, 2021 (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.12
Amendment No. 9 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 15, 2021)

10.1
Amended and Restated Credit Agreement, dated as of April 11, 2022, by and among Energy Transfer LP, as borrower, Wells Fargo Bank, National Association., as administrative agent, swingline lender and an LC issuer and the lenders party thereto (incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 1-32740) filed April 12, 2022)

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
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets; (ii) our Consolidated Statements of Operations; (iii) our Consolidated Statements of Comprehensive Income (Loss); (iv) our Consolidated Statements of Equity; (v) our Consolidated Statements of Cash Flows; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	May 5, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)