Form 10-Q
period 2022-09-30
Energy Transfer LP
filed 2022-11-03
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
At October 28, 2022, the registrant had 3,088,475,132 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER LP AND SUBSIDIARIES

Definitions
References to the “Partnership” or “Energy Transfer” refer to Energy Transfer LP. In addition, the following is a list of certain acronyms and terms used throughout this document:

/d	per day

AOCI	accumulated other comprehensive income

BBtu	billion British thermal units

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC, a non-wholly-owned subsidiary of Energy Transfer

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly-owned subsidiary of Energy Transfer until its sale in August 2022

Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)

Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units

ETC Tiger	ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of Energy Transfer, which owns the Tiger Pipeline

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of Energy Transfer

ETO	Energy Transfer Operating, L.P., formerly a non-wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021

Exchange Act	Securities Exchange Act of 1934, as amended

Explorer	Explorer Pipeline Company

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of Energy Transfer

HFOTCO	Houston Fuel Oil Terminal Company, a wholly-owned subsidiary of Energy Transfer, which owns the Houston Terminal

IFERC	Inside FERC’s Gas Market Report

LIBOR	London Interbank Offered Rate

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer

Rover	Rover Pipeline LLC, a non-wholly-owned subsidiary of Energy Transfer

SEC	Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

SCOOP	South Central Oklahoma Oil Province

SOFR	Secured overnight financing rate

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of Energy Transfer

Transwestern	Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Panhandle

USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer

White Cliffs	White Cliffs Pipeline, L.L.C.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$326	$336
Accounts receivable, net	8,587	7,654
Accounts receivable from related companies	92	54
Inventories	2,490	2,014
Income taxes receivable	65	32
Derivative assets	19	10
Other current assets	580	437
Total current assets	12,159	10,537

Property, plant and equipment	105,040	103,991
Accumulated depreciation and depletion	(24,779)	(22,384)
Property, plant and equipment, net	80,261	81,607

Investments in unconsolidated affiliates	2,869	2,947
Lease right-of-use assets, net	815	838
Other non-current assets, net	1,573	1,645
Intangible assets, net	5,505	5,856
Goodwill	2,553	2,533
Total assets	$105,735	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in million)
(unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,514	$6,834
Accounts payable to related companies	9	—
Derivative liabilities	60	203
Operating lease current liabilities	43	47
Accrued and other current liabilities	3,615	3,071
Current maturities of long-term debt	2	680
Total current liabilities	11,243	10,835

Long-term debt, less current maturities	47,413	49,022
Non-current derivative liabilities	33	193
Non-current operating lease liabilities	794	814
Deferred income taxes	3,661	3,648
Other non-current liabilities	1,530	1,323

Commitments and contingencies
Redeemable noncontrolling interests	493	783

Equity:
Limited Partners:
Preferred Unitholders	6,077	6,051
Common Unitholders	26,725	25,230
General Partner	(3)	(4)
Accumulated other comprehensive income	32	23
Total partners’ capital	32,831	31,300
Noncontrolling interests	7,737	8,045
Total equity	40,568	39,345
Total liabilities and equity	$105,735	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Refined product sales	$6,647	$4,810	$20,043	$12,737
Crude sales	5,773	4,021	17,758	10,920
NGL sales	4,823	4,005	15,828	10,275
Gathering, transportation and other fees	2,830	2,276	8,288	6,797
Natural gas sales	2,648	1,376	6,830	7,507
Other	218	176	628	524
Total revenues	22,939	16,664	69,375	48,760
COSTS AND EXPENSES:
Cost of products sold	18,516	13,188	56,169	35,641
Operating expenses	973	898	2,982	2,585
Depreciation, depletion and amortization	1,030	943	3,104	2,837
Selling, general and administrative	361	198	802	583
Impairment losses and other	86	—	386	11
Total costs and expenses	20,966	15,227	63,443	41,657
OPERATING INCOME	1,973	1,437	5,932	7,103
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(577)	(558)	(1,714)	(1,713)
Equity in earnings of unconsolidated affiliates	68	71	186	191
Losses on extinguishments of debt	—	—	—	(8)
Gains on interest rate derivatives	60	1	303	72
Other, net	(120)	33	(117)	45
INCOME BEFORE INCOME TAX EXPENSE	1,404	984	4,590	5,690
Income tax expense	82	77	159	234
NET INCOME	1,322	907	4,431	5,456
Less: Net income attributable to noncontrolling interests	304	260	793	870
Less: Net income attributable to redeemable noncontrolling interests	12	12	37	37
NET INCOME ATTRIBUTABLE TO PARTNERS	1,006	635	3,601	4,549
General Partner’s interest in net income	1	1	3	5
Preferred Unitholders’ interest in net income	106	99	317	185
Common Unitholders’ interest in net income	$899	$535	$3,281	$4,359
NET INCOME PER COMMON UNIT:
Basic	$0.29	$0.20	$1.06	$1.61
Diluted	$0.29	$0.20	$1.06	$1.60
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,322	$907	$4,431	$5,456
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	(4)	2	(13)	5
Actuarial gain related to pension and other postretirement benefit plans	—	1	7	6
Foreign currency translation adjustments	13	(21)	(6)	3
Change in other comprehensive income from unconsolidated affiliates	6	1	24	1
	15	(17)	12	15
Comprehensive income	1,337	890	4,443	5,471
Less: Comprehensive income attributable to noncontrolling interests	307	250	787	872
Less: Comprehensive income attributable to redeemable noncontrolling interests	12	12	37	37
Comprehensive income attributable to partners	$1,018	$628	$3,619	$4,562
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2021	$25,230	$6,051	$(4)	$23	$8,045	$39,345
Distributions to partners	(528)	(80)	—	—	—	(608)
Distributions to noncontrolling interests	—	—	—	—	(307)	(307)
Capital contributions from noncontrolling interests	—	—	—	—	373	373
Other comprehensive income, net of tax	—	—	—	20	5	25
Other, net	17	—	—	—	10	27
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,162	106	1	—	205	1,474
Balance, March 31, 2022	25,881	6,077	(3)	43	8,331	40,329
Distributions to partners	(603)	(131)	(1)	—	—	(735)
Distributions to noncontrolling interests	—	—	—	—	(446)	(446)
Capital contributions from noncontrolling interests	—	—	—	—	24	24
Other comprehensive loss, net of tax	—	—	—	(14)	(14)	(28)
Other, net	9	—	—	—	2	11
Net income, excluding amounts attributable to redeemable noncontrolling interests	1,220	105	1	—	284	1,610
Balance, June 30, 2022	26,507	6,051	(3)	29	8,181	40,765
Distributions to partners	(694)	(80)	(1)	—	—	(775)
Distributions to noncontrolling interests		—	—	—	(424)	(424)
Capital contributions from noncontrolling interests	—	—	—	—	7	7
Energy Transfer Canada sale	—	—	—	(9)	(337)	(346)
Other comprehensive income, net of tax	—	—	—	12	3	15
Other, net	13	—	—	—	3	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	899	106	1	—	304	1,310
Balance, September 30, 2022	$26,725	$6,077	$(3)	$32	$7,737	$40,568

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Dollars in millions)
(unaudited)

	Common Unitholders	Preferred Unitholders	General Partner	AOCI	Noncontrolling Interests	Total
Balance, December 31, 2020	$18,531	$—	$(8)	$6	$12,859	$31,388
Distributions to partners	(406)	—	—	—	—	(406)
Distributions to noncontrolling interests	—	—	—	—	(406)	(406)
Capital contributions from noncontrolling interests	—	—	—	—	20	20
Other comprehensive income, net of tax	—	—	—	2	6	8
Other, net	18	—	—	—	3	21
Net income, excluding amounts attributable to redeemable noncontrolling interests	3,285	—	3	—	341	3,629
Balance, March 31, 2021	21,428	—	(5)	8	12,823	34,254
Preferred units converted in Rollup Mergers	—	4,768	—	—	(4,768)	—
Distributions to partners	(403)	(88)	(1)	—	—	(492)
Distributions to noncontrolling interests	—	—	—	—	(354)	(354)
Units issued	—	889	—	—	—	889
Capital contributions from noncontrolling interests	—	—	—	—	43	43
Other comprehensive income, net of tax	—	—	—	18	6	24
Other, net	15	(1)	—	—	2	16
Net income, excluding amounts attributable to redeemable noncontrolling interests	539	86	1	—	269	895
Balance, June 30, 2021	21,579	5,654	(5)	26	8,021	35,275
Distributions to partners	(404)	(80)	(1)	—	—	(485)
Distributions to noncontrolling interests	—	—	—	—	(389)	(389)
Capital contributions from noncontrolling interests	—	—	—	—	51	51
Other comprehensive loss, net of tax	—	—	—	(7)	(10)	(17)
Other, net	16	(2)	—	—	5	19
Net income, excluding amounts attributable to redeemable noncontrolling interests	535	99	1	—	260	895
Balance, September 30, 2021	$21,726	$5,671	$(5)	$19	$7,938	$35,349
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$4,431	$5,456
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,104	2,837
Deferred income taxes	158	199
Inventory valuation adjustments	(81)	(168)
Non-cash compensation expense	88	81
Impairment losses	386	11
Losses on extinguishments of debt	—	8
Distributions on unvested awards	(37)	(19)
Equity in earnings of unconsolidated affiliates	(186)	(191)
Distributions from unconsolidated affiliates	182	226
Other non-cash	(120)	13
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	(212)	970
Net cash provided by operating activities	7,713	9,423
INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1,062)	—
Capital expenditures, excluding allowance for equity funds used during construction	(2,493)	(2,046)
Contributions in aid of construction costs	50	29
Contributions to unconsolidated affiliates	—	(4)
Distributions from unconsolidated affiliates in excess of cumulative earnings	66	76
Proceeds from sale of Energy Transfer Canada interest	302	—
Proceeds from sales of other assets	60	38
Net cash used in investing activities	(3,077)	(1,907)
FINANCING ACTIVITIES:
Proceeds from borrowings	19,400	11,839
Repayments of debt	(21,110)	(17,836)
Preferred units issued for cash	—	889
Capital contributions from noncontrolling interests	404	114
Distributions to partners	(2,118)	(1,383)
Distributions to noncontrolling interests	(1,177)	(1,149)
Distributions to redeemable noncontrolling interests	(37)	(37)
Debt issuance costs	(9)	(3)
Other, net	1	(4)
Net cash used in financing activities	(4,646)	(7,570)
Decrease in cash and cash equivalents	(10)	(54)
Cash and cash equivalents, beginning of period	336	367
Cash and cash equivalents, end of period	$326	$313
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
2.ACQUISITIONS AND DIVESTITURE TRANSACTIONS
Woodford Express Acquisition
On September 13, 2022, Energy Transfer completed the acquisition of 100% of the membership interests in Woodford Express, LLC, which owns a mid-continent gas gathering and processing system, for approximately $485 million in cash consideration. The system, which is located in the heart of the SCOOP play, has 450 MMcf/d of cryogenic gas processing and treating capacity and over 200 miles of gathering lines, which are connected to Energy Transfer’s pipeline network. Woodford Express, LLC repaid an aggregate principal amount of $292 million of its revolving credit facility and term loan on the closing date of the acquisition, which amount is included in the total consideration. The purchase price has primarily been allocated to working capital and property, plant and equipment in the preliminary purchase price allocation reflected in the Partnership’s consolidated balance sheet at September 30, 2022.
Energy Transfer Canada Sale
In August 2022, the Partnership completed the previously announced sale of its 51% interest in Energy Transfer Canada. The sale resulted in cash proceeds to Energy Transfer of C$390 million (US$302 million).
Energy Transfer Canada’s assets and operations were included in the Partnership’s all other segment until August 2022. Energy Transfer Canada did not meet the criteria to be reflected as discontinued operations in the Partnership’s consolidated statement of operations. Based on the anticipated proceeds upon signing of the share purchase agreement in February 2022, during the three months ended March 31, 2022, the Partnership recorded a write-down on Energy Transfer Canada’s assets of $300 million, of which $164 million was allocated to noncontrolling interests and $136 million was reflected in net income attributable to partners. Upon the completion of the sale in August 2022, the Partnership recorded an $85 million loss on deconsolidation.
Spindletop Assets Purchase
In March 2022, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas, for approximately $325 million.
Enable Acquisition
On December 2, 2021, the Partnership completed the acquisition of Enable (the “Enable Acquisition”). As of November 3, 2022, there have been no material changes to the preliminary purchase price allocation disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.
Sunoco LP Acquisition
On April 1, 2022, Sunoco LP completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana for $252 million, net of cash acquired, of which $98 million was allocated to intangible assets, $20 million to goodwill, $73 million to property, plant and equipment and $76 million to working capital.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value. The Partnership’s consolidated balance sheets did not include any material amounts of restricted cash as of September 30, 2022 or December 31, 2021.
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
The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2022	2021
Accounts receivable	$(999)	$(2,562)
Accounts receivable from related companies	17	16
Inventories	(287)	96
Other current assets	(176)	(127)
Other non-current assets, net	106	(57)
Accounts payable	599	2,917
Accounts payable to related companies	1	(31)
Accrued and other current liabilities	585	711
Other non-current liabilities	254	138
Derivative assets and liabilities, net	(312)	(131)
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures	$(212)	$970

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2022	2021
Accrued capital expenditures	$454	$385
Lease assets obtained in exchange for new lease liabilities	37	10
Distribution reinvestment	42	24
4.INVENTORIES
Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Natural gas, NGLs and refined products	$1,910	$1,259
Crude oil	166	328
Spare parts and other	414	427
Total inventories	$2,490	$2,014
Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. As of September 30, 2022 and December 31, 2021, the carrying value of Sunoco LP’s fuel inventory included lower of cost or market reserves of $40 million and $121 million, respectively. The fuel inventory replacement cost was $6 million higher than the fuel inventory balance as of September 30, 2022. For the three and nine months ended September 30, 2022 and 2021, the Partnership’s consolidated income statements did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the three months ended September 30, 2022 and September 30, 2021, the Partnership’s cost of products sold included unfavorable and favorable inventory adjustments of $40 million and $9 million, respectively, related to Sunoco LP’s LIFO inventory. For the nine months ended September 30, 2022 and 2021, the Partnership’s cost of products sold included favorable inventory adjustments of $81 million and $168 million, respectively, related to Sunoco LP’s LIFO inventory.
5.FAIR VALUE MEASURES
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider options transacted through a clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. The valuation methodologies employed for our interest rate derivatives do not necessitate material judgment, and the inputs are observed from actively quoted public markets and therefore are categorized in Level 2. Level 3 inputs are unobservable. During the nine months ended September 30, 2022, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2022
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$23	$23	$—
Swing Swaps IFERC	27	27	—
Fixed Swaps/Futures	50	50	—
Forward Physical Contracts	8	—	8
Power:
Forwards	63	—	63
Futures	6	6	—
NGLs – Forwards/Swaps	669	669	—
Refined Products – Futures	11	11	—
Crude – Forwards/Swaps	26	26	—
Total commodity derivatives	883	812	71
Other non-current assets	31	20	11
Total assets	$914	$832	$82
Liabilities:
Interest rate derivatives	$(84)	$—	$(84)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—
Swing Swaps IFERC	(2)	(2)	—
Fixed Swaps/Futures	(63)	(63)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(57)	—	(57)
Futures	(9)	(9)	—
Options – Calls	(1)	(1)	—
NGLs – Forwards/Swaps	(493)	(493)	—
Refined Products – Futures	(8)	(8)	—
Crude – Forwards/Swaps	(14)	(14)	—
Total commodity derivatives	(660)	(601)	(59)
Total liabilities	$(744)	$(601)	$(143)

		Fair Value Measurements at December 31, 2021
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$7	$7	$—
Swing Swaps IFERC	38	38	—
Fixed Swaps/Futures	26	26	—
Forward Physical Contracts	7	—	7
Power:
Forwards	17	—	17
Futures	6	6	—
NGLs – Forwards/Swaps	152	152	—
Refined Products – Futures	3	3	—
Crude – Forwards/Swaps	16	16	—
Total commodity derivatives	272	248	24
Other non-current assets	39	26	13
Total assets	$311	$274	$37
Liabilities:
Interest rate derivatives	$(387)	$—	$(387)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)	—
Swing Swaps IFERC	(6)	(6)	—
Fixed Swaps/Futures	(9)	(9)	—
Forward Physical Contracts	(6)	—	(6)
Power:
Forwards	(15)	—	(15)
Futures	(4)	(4)	—
NGLs – Forwards/Swaps	(140)	(140)	—
Refined Products – Futures	(18)	(18)	—
Crude – Forwards/Swaps	(3)	(3)	—
Total commodity derivatives	(211)	(190)	(21)
Total liabilities	$(598)	$(190)	$(408)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2022 were $43.27 billion and $47.42 billion, respectively. As of December 31, 2021, the aggregate fair value and carrying amount of our consolidated debt obligations were $54.97 billion and $49.70 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the respective debt obligations’ observable inputs for similar liabilities.

6.NET INCOME PER COMMON UNIT
A reconciliation of income or loss and weighted average units used in computing basic and diluted income per common unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,322	$907	$4,431	$5,456
Less: Net income attributable to noncontrolling interests	304	260	793	870
Less: Net income attributable to redeemable noncontrolling interests	12	12	37	37
Net income, net of noncontrolling interests	1,006	635	3,601	4,549
Less: General Partner’s interest in net income	1	1	3	5
Less: Preferred Unitholders’ interest in net income	106	99	317	185
Common Unitholders’ interest in net income	$899	$535	$3,281	$4,359
Basic Income per Common Unit:
Weighted average common units	3,087.6	2,705.2	3,085.6	2,704.0
Basic income per common unit	$0.29	$0.20	$1.06	$1.61
Diluted Income per Common Unit:
Common Unitholders’ interest in net income	$899	$535	$3,281	$4,359
Dilutive effect of equity-based compensation of subsidiaries (1)	—	1	2	2
Diluted income attributable to Common Unitholders	$899	$534	$3,279	$4,357
Weighted average common units	3,087.6	2,705.2	3,085.6	2,704.0
Dilutive effect of unvested restricted unit awards (1)	21.0	15.4	20.8	14.4
Weighted average common units, assuming dilutive effect of unvested restricted unit awards	3,108.6	2,720.6	3,106.4	2,718.4
Diluted income per common unit	$0.29	$0.20	$1.06	$1.60
(1)Dilutive effects are excluded from the calculation for periods where the impact would have been antidilutive.
7.DEBT OBLIGATIONS
Senior Notes
In February 2022, the Partnership redeemed $300 million aggregate principal amount of its 4.65% Senior Notes due February 2022 using proceeds from its Five-Year Credit Facility (defined below).
In April 2022, Dakota Access redeemed $650 million aggregate principal amount of its 3.625% Senior Notes due April 2022 using proceeds from contributions made by its members. The Partnership indirectly owns 36.4% of the ownership interests in Dakota Access.
In August 2022, the Partnership exercised its par call option and fully redeemed $700 million aggregate principal amount of its 5.00% Senior Notes due October 2022 with proceeds from its Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of September 30, 2022, the Five-Year Credit Facility had $2.65 billion of outstanding borrowings, of which $825 million consisted of commercial paper. The amount available for future borrowings was $2.32 billion, after accounting for outstanding letters of credit in the amount of $38 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 4.29%.

Sunoco LP Credit Facility
As of September 30, 2022, Sunoco LP’s credit facility had $704 million of outstanding borrowings and $7 million in standby letters of credit and, as amended in April 2022, matures in April 2027. The amount available for future borrowings at September 30, 2022 was $789 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 5.11%.
USAC Credit Facility
As of September 30, 2022, USAC’s credit facility had $618 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2022, USAC had $982 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $287 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 5.54%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2022. For the quarter ended September 30, 2022, our leverage ratio, as calculated pursuant to the covenant related to our revolving credit facility, was 3.35x.
8.REDEEMABLE NONCONTROLLING INTERESTS
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries were reflected as mezzanine equity on the consolidated balance sheets. Redeemable noncontrolling interests as of September 30, 2022 included a balance of $477 million related to the USAC Series A preferred units and a balance of $16 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. As of December 31, 2021, redeemable noncontrolling interests included a balance of $477 million related to the USAC Series A preferred units, a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership and a balance of $291 million related to Energy Transfer Canada preferred shares. The Energy Transfer Canada preferred shares were deconsolidated in connection with the sale in August 2022.
9.EQUITY
Energy Transfer Common Units
Changes in Energy Transfer common units during the nine months ended September 30, 2022 were as follows:

Number of Units
Number of common units at December 31, 2021	3,082.5
Common units issued under the distribution reinvestment plan	3.8
Common units vested under equity incentive plans and other	2.1
Number of common units at September 30, 2022	3,088.4
Energy Transfer Repurchase Program
During the nine months ended September 30, 2022, Energy Transfer did not repurchase any of its common units under its current buyback program. As of September 30, 2022, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the nine months ended September 30, 2022, distributions of $42 million were reinvested under the distribution reinvestment program. As of September 30, 2022, a total of 13 million Energy Transfer common units remained available to be issued under the existing registration statement in connection with the distribution reinvestment program.

Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
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
As of September 30, 2022 and December 31, 2021, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2021	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, March 31, 2022	943	547	440	434	786	504	1,515	908	6,077
Distributions to partners	—	—	(8)	(9)	(15)	(16)	(53)	(30)	(131)
Net income	15	9	8	9	15	8	26	15	105
Balance, June 30, 2022	958	556	440	434	786	496	1,488	893	6,051
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Net income	15	9	8	9	15	8	27	15	106
Balance, September 30, 2022	$943	$547	$440	$434	$786	$504	$1,515	$908	$6,077

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, March 31, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
Preferred units conversion	943	547	440	434	786	504	1,114	—	4,768
Units issued for cash	—	—	—	—	—	—	—	889	889
Distributions to partners	—	—	(8)	(9)	(15)	(17)	(39)	—	(88)
Other, net	—	—	—	—	—	—	—	(1)	(1)
Net income	15	9	8	9	15	8	20	2	86
Balance, June 30, 2021	958	556	440	434	786	495	1,095	890	5,654
Distributions to partners	(30)	(18)	(8)	(9)	(15)	—	—	—	(80)
Other, net	—	—	—	—	—	—	—	(2)	(2)
Net income	15	9	8	9	15	8	20	15	99
Balance, September 30, 2021	$943	$547	$440	$434	$786	$503	$1,115	$903	$5,671

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2021	February 1, 2022	February 15, 2022	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2022	August 1, 2022	August 15, 2022	31.250	33.125	0.4609	0.4766	0.475	—	—	—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.475	33.750	35.625	32.500
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
The Partnership’s consolidated financial statements also include noncontrolling interests in Sunoco LP and USAC, both of which are publicly traded master limited partnerships, as well as other non-wholly-owned, consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Sunoco LP Cash Distributions
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
USAC Cash Distributions
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	January 24, 2022	February 4, 2022	$0.525
March 31, 2022	April 25, 2022	May 6, 2022	0.525
June 30, 2022	July 25, 2022	August 5, 2022	0.525
September 30, 2022	October 24, 2022	November 4, 2022	0.525
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
As of September 30, 2022, the tranche of Warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was outstanding and may be exercised by the holders at any time before April 2, 2028.

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2022	December 31, 2021
Available-for-sale securities	$6	$19
Foreign currency translation adjustment	1	13
Actuarial gains related to pensions and other postretirement benefits	12	5
Investments in unconsolidated affiliates, net	13	(11)
Total AOCI, net of tax	32	26
Amounts attributable to noncontrolling interest	—	(3)
Total AOCI included in partners’ capital, net of tax	$32	$23
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On May 24, 2022, the District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court, which are slated for argument on November 7, 2022, with decisions unlikely until 2023. Energy Transfer and Rover intend to vigorously defend this claim.
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
Transwestern - FERC
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023.
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
IRS Audit
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The table below reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ROW expense	$16	$18	$44	$33
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

We or our subsidiaries are parties to various legal proceedings, arbitrations and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
As of September 30, 2022 and December 31, 2021, accruals of approximately $343 million and $144 million, respectively, were reflected on our consolidated balance sheets related to contingent losses that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $750 million.
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
The pipeline continues to operate pending completion of the EIS. Energy Transfer anticipates the draft EIS will be completed and published by the USACE in the Spring of 2023, subject to additional delays by the USACE. The release of the draft EIS was paused following the SRST’s withdrawal as a cooperating agency on January 20, 2022. However, the pause has since been lifted and the USACE expects to release the draft EIS in the spring of 2023. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Dakota Access pipelines; however, Energy Transfer expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of September 30, 2022, Sunoco Defendants are defendants in four cases, including one case initiated by the State of Maryland, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco, and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P.
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
Trial was held regarding the parties’ amended claims on May 10-17, 2021, and on December 29, 2021, the Court ruled in favor of Williams and awarded it the Termination Fee plus certain fees and expenses, holding that the Issuance breached the Merger Agreement and that Williams had not materially breached the Merger Agreement, though the Court awarded sanctions against Williams due to its CEO’s intentional spoliation of evidence. The Court subsequently awarded Williams approximately $190 million in attorneys’ fees, expenses and pre-judgment interest.
On September 21, 2022, the Court entered a final judgment against the Energy Transfer Defendants in the amount of approximately $601 million plus post-judgment interest at a rate of 3.5% per year. The Energy Transfer Defendants filed the notice of appeal of this matter on October 21, 2022.
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
On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one if its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. On October 2, 2022, the State of Ohio filed its Reply. Replies are due on November 4, 2022.
Revolution
On September 10, 2018, a pipeline release and fire (the “Incident”) occurred on the Revolution pipeline, a natural gas gathering line located in Center Township, Beaver County, Pennsylvania. There were no injuries.
The Pennsylvania Office of Attorney General (“PA AG”) commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania issued a federal grand jury subpoena for documents relevant to the Incident.

On February 2, 2022, the PA AG issued a press release related to the Revolution pipeline, and released a Grand Jury Presentment and filed a criminal complaint against ETC Northeast Pipeline, LLC in Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania, with respect to nine misdemeanor charges related to various alleged violations of the Clean Streams Law associated with the construction of the Revolution pipeline.
On August 5, 2022, the PA AG held a press conference to announce that the matter had been resolved through an agreement whereby ETC Northeast Pipeline, LLC entered a plea of no contest to all charges. The resolution also included terms that the company would pay a $22,500 fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection, and jointly with SPLP to pay certain funds to support water quality improvement projects (see below). The plea agreement was entered by court on August 12, 2022, and the matter is now closed.
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
On April 22, 2021, the Chester County DA filed a Complaint and Consent Decree in the Court of Common Pleas of Chester County, Pennsylvania constituting a settlement agreement between the Chester County DA and the Partnership. A status conference was held on May 10, 2021, and an Amended Consent Decree was filed on June 16, 2021, which was approved and entered by the Court on December 20, 2021. In accordance with the terms of the Amended Consent Decree, when the Mariner East 2/Mariner East 2X pipelines reached the point of mechanical completion in Chester County on March 23, 2022, the Amended Consent Decree terminated, which the Partnership communicated to the Chester County DA via letter on March 29, 2022. A Joint Motion for Termination of the Amended Consent Decree was filed on August 26, 2022.
Delaware County, Pennsylvania Investigation
On March 11, 2019, the Delaware County District Attorney’s Office (the “Delaware County DA”) announced that the Delaware County DA and the PA AG, at the request of the Delaware County DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. On March 16, 2020, the PA AG served a Statewide Investigating Grand Jury subpoena for documents relating to inadvertent returns and water supplies related to the Mariner East pipelines. The Partnership has complied with the subpoena. On October 5, 2021, the PA AG held a press conference related to the Mariner East pipelines, released a Grand Jury Presentment and subsequently filed a criminal complaint against Energy Transfer in the Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania with respect to 47 misdemeanor charges related to the discharge of industrial waste and pollution and one felony charge related to the failure to report information related to the discharges.
On August 5, 2022, the PA AG held a press conference to announce that the matter had been resolved through an agreement whereby SPLP entered a plea of no contest to 14 of the misdemeanor charges, with the remaining charges being dismissed. The resolution also included terms that the company would pay a $35,000 fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection, and jointly with ETC Northeast Pipeline, LLC to resolve a parallel action by the PA AG’s office (see above), would establish a fund of $442,500 to create a Homeowner Well Water Supply Grievance Program and pay $10 million to support water quality improvement projects. The plea agreement was entered by the court on August 12, 2022, and the matter is now closed.
Shareholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s limited partnership agreement, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et at., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.). The King action has been consolidated with the Bettiol action.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors, Kelcy L. Warren, John W. McReynolds, and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall McCrea and Matthew Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn, and Hennigan. Fact discovery is ongoing. On August 23, 2022, the Court granted in part and denied in part ACERS’ motion for class certification. The Court certified a class consisting of those who purchased or otherwise acquired common units of ET between February 25, 2017 and November 11, 2019.
On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer, Energy Transfer’s CFO Brad Whitehurst, and Messrs. Warren, Long, and McCrea. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of the Rover pipeline project.
On August 10, 2022, the Court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey.
The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing; nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco, Inc. (R&M), LLC (now known as Energy Transfer R&M) and Energy Transfer Marketing & Terminals L.P. (collectively, “ETMT”) that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012, and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
On August 27, 2020, ETMT filed its Notice of Appeal with the 10th Circuit and appealed the entirety of the Order. The matter was fully briefed, and oral argument was set for November 15, 2021. However, on November 1, 2021, the 10th Circuit dismissed the appeal due to jurisdictional concerns with finality of the Order. En banc rehearing of this decision was denied on November 29, 2021. On December 1, 2021, ETMT filed a Petition for Writ of Mandamus to the 10th Circuit to correct the jurisdictional problems and secure final judgment. On February 2, 2022, the 10th Circuit denied the Petition for Writ of Mandamus, citing that there are other avenues for ETMT to obtain adequate relief. On February 10, 2022, ETMT filed a Motion to Modify the Plan of Allocation Order and Issue a Rule 58 Judgment with the trial court, requesting the district court to enter a final judgment in compliance with the Rules. ETMT also filed an injunction with the trial court to enjoin all efforts by plaintiffs to execute on any non-final judgment. On March 31, 2022, Judge Gibney denied the Motion to Modify the Plan of Allocation, reiterating his thoughts that the order constitutes a final judgment. Judge Gibney granted the injunction in part (placing a hold on enforcement efforts for 60 days) and denied the injunction in part. The injunction has since been lifted.
Despite the fact that ETMT has taken the position that the judgment is not final and not subject to execution, the Class is now engaging in asset discovery and is actively trying to collect on the judgment through garnishment proceedings. ETMT filed a request for an emergency stay of execution to the United States Supreme Court, which was denied on September 8, 2022. To stop the garnishment proceedings, on October 11, 2022, ETMT filed an Emergency Motion for Leave to Deposit Funds in the Court’s Registry in the amount of $161 million, the full amount of the judgment with attorney’s fees and post-judgment interest. ETMT did so without waiving its ability to pursue its pending appeal or its right to appeal the merits of the judgment. The Court heard this Motion on October 25, 2022, and ETMT is awaiting the Magistrate Judge’s issuance of the report and recommendation to the District Court.
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. A Petition for Writ of Certiorari was filed with the United States Supreme Court on April 28, 2022, seeking review of the 10th Circuit’s dismissal of ETMT’s appeal. The Supreme Court denied ETMT’s Petition on October 3, 2022. Despite the denial of its Petition for Writ of Certiorari, ETMT is still vigorously appealing the finality issues underlying the Order and has appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. ETMT filed its opening brief with the 10th Circuit on September 13, 2022, and Plaintiff’s response was filed on October 13, 2022. ETMT’s reply brief is due on November 3, 2022.
Energy Transfer LP and ETC Texas Pipeline, Ltd. v. Culberson Midstream LLC, et al.
On April 8, 2022, Energy Transfer LP (“Energy Transfer”) and ETC Texas Pipeline, Ltd. (“ETC,” and together with Energy Transfer, “Plaintiffs”) filed suit against Culberson Midstream LLC (“Culberson”), Culberson Midstream Equity, LLC (“Culberson Equity”), and Moontower Resources Gathering, LLC (“Moontower,” and together with Culberson and Culberson Equity, “Defendants”). On October 1, 2018, ETC and Culberson entered into a Gas Gathering and Processing Agreement (the “Bypass GGPA”) under which Culberson was to gather gas from its dedicated acreage and deliver all committed gas exclusively to ETC. In connection with the Bypass GGPA, on October 18, 2018, Energy Transfer and Culberson Equity also entered into an Option Agreement. Under the Option Agreement, Culberson Equity and Moontower had the right (but not the obligation) to require Energy Transfer to purchase their respective interests in Culberson by way of a put option. Notably, the Option Agreement is only enforceable so long as the parties comply with the Bypass GGPA. In late March 2022, Culberson Equity and Moontower submitted a put notice to Energy Transfer seeking to require Energy Transfer to purchase their respective interests in Culberson for approximately $93 million. On April 8, 2022, Plaintiffs filed suit against Defendants asserting claims for declaratory judgment and breach of contract. Plaintiffs contend that Defendants materially breached the Bypass GGPA by sending some committed gas to third parties and also by failing to send any gas to Plaintiffs since March 2020, and thus that Defendants' put notice is void. Defendants have answered the lawsuit. Culberson filed a counterclaim against ETC for breach of the Bypass GGPA, seeking the recovery of damages and attorneys’ fees. Culberson Equity and Moontower also filed a counterclaim against Energy Transfer for (1) breach of the Option Agreement, and (2) a declaratory judgment concerning Energy Transfer’s alleged obligation to purchase the Culberson interests. The lawsuit is pending in the 193rd Judicial District Court in Dallas County, Texas. On April 27, 2022, Defendants filed an application for a temporary restraining order, temporary injunction, and permanent injunction. The Court held a hearing on the application on April 28 and denied the injunction. In early May, Culberson filed a motion to enforce the appraisal process and confirm the validity of their put price calculation, to which Plaintiffs objected. On July 11, 2022, the Court held a hearing on the motion, and on July 19, 2022, the Court ordered the parties to engage in an appraisal process regarding the put price. An independent appraiser was appointed and issued his decision on October 15, 2022, concluding that the Put Price totals $93,064,891. Plaintiffs have consistently reiterated their objection to the appraisal process. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
Massachusetts Attorney General v. New England Gas Company
On July 7, 2011, the Massachusetts Attorney General (the “MA AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“DPU”) against New England Gas Company (“NEG”) with respect to certain environmental cost recoveries. NEG was an operating division of Southern Union Company (“SUG”), and the NEG assets were acquired in connection with the merger transaction with Energy Transfer in March 2012. Subsequent to the merger, in

2013, SUG sold the NEG assets to Liberty Utilities (“Liberty,” and together with NEG and SUG, “Respondents”) and retained certain potential liabilities, including the environmental cost recoveries with respect to the pending complaint before the DPU. Specifically, the MA AG seeks a refund to NEG’s ratepayers for approximately $18 million in legal fees associated with SUG environmental response activities. The MA AG requests that the DPU initiate an investigation into NEG’s collection and reconciliation of recoverable environmental costs, namely: (1) the legal fees charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005; (2) the legal fees charged by the Bishop, London & Dodds firm and passed through the recovery mechanisms since 2005; and (3) the legal fees passed through the recovery mechanism that the MA AG contends only qualify for a lesser (i.e., 50 percent) level of recovery. Respondents maintain that, by tariff, these costs are recoverable through rates charged to NEG customers pursuant to the environmental remediation adjustment clause program. After the Respondents answered the complaint and filed a motion to dismiss in 2011, the Hearing Officer deferred decision on the motion to dismiss and issued a stay of discovery pending resolution of a discovery dispute, which it later lifted on June 24, 2013, permitting the case to resume. However, the MA AG failed to take any further steps to prosecute its claims for nearly seven years. The case remained largely dormant until February 2022, when the Hearing Officer denied the motion to dismiss. After receiving input from the parties, the Hearing Officer entered a procedural schedule on March 16, 2022 (which was amended slightly on August 22, 2022). The parties are now actively engaged in discovery and the preparation of pre-filed testimony. Respondents submitted their pre-filed testimony on July 11, 2022. The MA AG served three sets of discovery requests on Respondents on September 9, September 12, and September 20, respectively, to which Respondents timely responded. On October 5, 2022, the MA AG requested that the DPU issue a ruling on whether the information that Respondents redacted in their attorneys’ fees invoices is protected by the attorney-client privilege. On the same day, the MA AG also filed a Motion to Stay the Procedural Schedule pending a ruling on the privilege issue. On October 6, 2022, without even affording Respondents the opportunity to respond, the DPU granted the MA AG’s request to stay the procedural schedule. Accordingly, all previous deadlines (including the MA AG’s October 7, 2022, deadline to submit direct pre-filed testimony) are presently stayed. Respondents cannot predict the ultimate outcome of this regulatory proceeding, nor can they predict the amount of time and expense that will be required to resolve these claims; however, Respondents will vigorously defend themselves against the MA AG’s claims.
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
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2022, the Partnership had been named as a PRP at approximately 34 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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

	September 30, 2022	December 31, 2021
Current	$46	$46
Non-current	231	247
Total environmental liabilities	$277	$293
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
During the nine months ended September 30, 2022 and 2021, the Partnership recorded $8 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
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
The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2021	$459
Additions	815
Revenue recognized	(688)
Other	(13)
Balance, September 30, 2022	$573

Balance, December 31, 2020	$309
Additions	611
Revenue recognized	(512)
Balance, September 30, 2021	$408
The balances of Sunoco LP’s contract assets were as follows:

	September 30, 2022	December 31, 2021
Contract balances:
Contract assets	$182	$157
Accounts receivable from contracts with customers	631	463
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
As of September 30, 2022, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $37.96 billion. The Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2022
	(remainder)	2023	2024	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of September 30, 2022	$1,659	$6,609	$5,618	$24,077	$37,963
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2022		December 31, 2021
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	763	2022-2023	585	2022-2023
Basis Swaps IFERC/NYMEX (1)	73,363	2022-2023	(66,665)	2022
Power (Megawatt):
Forwards	455,200	2023-2029	653,000	2023-2029
Futures	(281,905)	2022-2023	(604,920)	2022-2023
Options – Puts	119,200	2022-2023	(7,859)	2022
Options – Calls	(67,200)	2022-2023	(30,932)	2022
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	36,443	2022-2024	6,738	2022-2023
Swing Swaps IFERC	(217,515)	2022-2024	(106,333)	2022-2023
Fixed Swaps/Futures	(31,383)	2022-2024	(63,898)	2022-2023
Forward Physical Contracts	(27,603)	2022-2024	(5,950)	2023
NGLs (MBbls) – Forwards/Swaps	4,832	2022-2025	8,493	2022-2024
Crude (MBbls) – Forwards/Swaps	3,732	2022-2023	3,672	2022-2023
Refined Products (MBbls) – Futures	(2,604)	2022-2024	(3,349)	2022-2023
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(34,183)	2022	(40,533)	2022
Fixed Swaps/Futures	(34,183)	2022	(40,533)	2022
Hedged Item – Inventory	34,183	2022	40,533	2022
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2022	December 31, 2021
July 2022(2)	Forward-starting to pay an average fixed rate of 3.80% and receive a floating rate	$—	$400
July 2023(2)	Forward-starting to pay an average fixed rate of 3.845% and receive a floating rate	400	200
July 2024(2)	Forward-starting to pay an average fixed rate of 3.512% and receive a floating rate	400	200
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$113	$46	$(77)	$(3)
	113	46	(77)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	666	173	(489)	(156)
Commodity derivatives	104	53	(94)	(52)
Interest rate derivatives	—	—	(84)	(387)
	770	226	(667)	(595)
Total derivatives	$883	$272	$(744)	$(598)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(84)	$(387)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	104	53	(94)	(52)
Broker cleared derivative contracts	Other current assets (liabilities)	779	219	(566)	(159)
Total gross derivatives		883	272	(744)	(598)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(85)	(43)	85	43
Counterparty netting	Other current assets (liabilities)	(410)	(150)	410	150
Total net derivatives		$388	$79	$(249)	$(405)
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

The following table summarizes the location and amounts recognized in our consolidated statements of operations with respect to our derivative financial instruments:

	Location	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$22	$14	$50	$12
Commodity derivatives – Non-trading	Cost of products sold	186	(71)	(6)	(206)
Interest rate derivatives	Gains (losses) on interest rate derivatives	60	1	303	72
Total		$268	$(56)	$347	$(122)
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,081	$1,112	$5,550	$5,940
Intersegment revenues	302	105	668	1,126
	2,383	1,217	6,218	7,066
Interstate transportation and storage:
Revenues from external customers	533	412	1,591	1,317
Intersegment revenues	16	6	54	33
	549	418	1,645	1,350
Midstream:
Revenues from external customers	1,115	560	3,399	1,709
Intersegment revenues	3,756	2,359	10,447	6,081
	4,871	2,919	13,846	7,790
NGL and refined products transportation and services:
Revenues from external customers	5,169	4,499	16,644	11,726
Intersegment revenues	906	763	3,265	2,048
	6,075	5,262	19,909	13,774
Crude oil transportation and services:
Revenues from external customers	6,415	4,577	19,640	12,497
Intersegment revenues	1	1	2	1
	6,416	4,578	19,642	12,498
Investment in Sunoco LP:
Revenues from external customers	6,577	4,772	19,767	12,626
Intersegment revenues	17	7	44	16
	6,594	4,779	19,811	12,642
Investment in USAC:
Revenues from external customers	176	156	503	464
Intersegment revenues	3	3	11	9
	179	159	514	473
All other:
Revenues from external customers	873	576	2,281	2,481
Intersegment revenues	211	120	480	303
	1,084	696	2,761	2,784
Eliminations	(5,212)	(3,364)	(14,971)	(9,617)
Total revenues	$22,939	$16,664	$69,375	$48,760

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA:
Intrastate transportation and storage	$301	$172	$963	$3,209
Interstate transportation and storage	409	334	1,259	1,118
Midstream	868	556	2,578	1,321
NGL and refined products transportation and services	634	706	2,097	2,089
Crude oil transportation and services	461	496	1,616	1,490
Investment in Sunoco LP	276	198	681	556
Investment in USAC	109	99	313	299
All other	30	18	149	153
Adjusted EBITDA (consolidated)	3,088	2,579	9,656	10,235
Depreciation, depletion and amortization	(1,030)	(943)	(3,104)	(2,837)
Interest expense, net of interest capitalized	(577)	(558)	(1,714)	(1,713)
Impairment losses and other	(86)	—	(386)	(11)
Gains on interest rate derivatives	60	1	303	72
Non-cash compensation expense	(27)	(26)	(88)	(81)
Unrealized gains (losses) on commodity risk management activities	76	(19)	130	74
Inventory valuation adjustments (Sunoco LP)	(40)	9	81	168
Losses on extinguishments of debt	—	—	—	(8)
Adjusted EBITDA related to unconsolidated affiliates	(147)	(141)	(409)	(400)
Equity in earnings of unconsolidated affiliates	68	71	186	191
Other, net	19	11	(65)	—
Income before income tax expense	1,404	984	4,590	5,690
Income tax expense	(82)	(77)	(159)	(234)
Net income	$1,322	$907	$4,431	$5,456

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
RECENT DEVELOPMENTS
Woodford Express Acquisition
On September 13, 2022, Energy Transfer completed the acquisition of 100% of the membership interests in Woodford Express, LLC, which owns a mid-continent gas gathering and processing system, for approximately $485 million in cash consideration. The system, which is located in the heart of the SCOOP play, has 450 MMcf/d of cryogenic gas processing and treating capacity and over 200 miles of gathering lines, which are connected to Energy Transfer’s pipeline network. Woodford Express, LLC repaid an aggregate principal amount of $292 million of its revolving credit facility and term loan on the closing date of the acquisition, which amount is included in the total consideration.
Energy Transfer Canada Sale
In August 2022, the Partnership completed the previously announced sale of its 51% interest in Energy Transfer Canada. The sale resulted in cash proceeds to Energy Transfer of C$390 million (US$302 million).
Spindletop Assets Purchase
In March 2022, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas, for approximately $325 million.
Sunoco LP Acquisition
On April 1, 2022, Sunoco LP completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana for $252 million.
Quarterly Cash Distribution
In October 2022, Energy Transfer announced its quarterly distribution of $0.265 per unit ($1.06 annualized) on Energy Transfer common units for the quarter ended September 30, 2022.
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
On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certification of New Interstate Natural Gas Facilities and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“2022 Policy Statements”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Policy Statements as draft policy statements, and requested further comments. The FERC will not apply the now draft 2022 Policy Statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Policy Statements were due on April 25, 2022, and reply comments were due on May 25, 2022. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Policy Statements that might affect our natural gas pipeline or LNG facility projects, or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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

Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$301	$172	$129	$963	$3,209	$(2,246)
Interstate transportation and storage	409	334	75	1,259	1,118	141
Midstream	868	556	312	2,578	1,321	1,257
NGL and refined products transportation and services	634	706	(72)	2,097	2,089	8
Crude oil transportation and services	461	496	(35)	1,616	1,490	126
Investment in Sunoco LP	276	198	78	681	556	125
Investment in USAC	109	99	10	313	299	14
All other	30	18	12	149	153	(4)
Adjusted EBITDA (consolidated)	3,088	2,579	509	9,656	10,235	(579)
Depreciation, depletion and amortization	(1,030)	(943)	(87)	(3,104)	(2,837)	(267)
Interest expense, net of interest capitalized	(577)	(558)	(19)	(1,714)	(1,713)	(1)
Impairment losses and other	(86)	—	(86)	(386)	(11)	(375)
Gains on interest rate derivatives	60	1	59	303	72	231
Non-cash compensation expense	(27)	(26)	(1)	(88)	(81)	(7)
Unrealized gains (losses) on commodity risk management activities	76	(19)	95	130	74	56
Inventory valuation adjustments (Sunoco LP)	(40)	9	(49)	81	168	(87)
Losses on extinguishments of debt	—	—	—	—	(8)	8
Adjusted EBITDA related to unconsolidated affiliates	(147)	(141)	(6)	(409)	(400)	(9)
Equity in earnings of unconsolidated affiliates	68	71	(3)	186	191	(5)
Other, net	19	11	8	(65)	—	(65)
Income before income tax expense	1,404	984	420	4,590	5,690	(1,100)
Income tax expense	(82)	(77)	(5)	(159)	(234)	75
Net income	$1,322	$907	$415	$4,431	$5,456	$(1,025)
Adjusted EBITDA (consolidated). For the three months ended September 30, 2022 compared to the same period last year, Adjusted EBITDA increased 20% primarily due to the impacts of the recent Enable Acquisition, which contributed $395 million of margin in our midstream segment and $137 million of margin in our interstate transportation and storage segment. In addition, the increase in Adjusted EBITDA also reflected a favorable impact of $33 million from natural gas and NGL prices in our midstream segment.
For the nine months ended September 30, 2022 compared to the same period last year, Adjusted EBITDA decreased 6% primarily due to the impacts of Winter Storm Uri in February 2021. The most significant impacts were in our intrastate transportation and storage segment, where Segment Adjusted EBITDA decreased by $2.25 billion primarily due to a $1.52 billion decrease in realized storage margin and an $744 million decrease in realized natural gas sales, both of which were primarily due to the impact of Winter Storm Uri in the prior period. These decreases were partially offset by favorable results in multiple segments, the most significant of which were in our midstream segment, where Segment Adjusted EBITDA increased by $1.26 billion primarily due to favorable natural gas and NGL prices and the impact of the recent Enable Acquisition.
Additional information on changes impacting Adjusted EBITDA for the three and nine months ended September 30, 2022 compared to the same periods last year, including other impacts from Winter Storm Uri and other non-storm-related factors, is available below in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased for the three and nine months ended September 30, 2022 compared to the same period last year primarily due to incremental depreciation and amortization related to the Enable assets acquired in December 2021 and assets recently placed in service.

Interest Expense, net. Interest expense, net of interest capitalized, increased for the three months ended September 30, 2022 compared to the same period last year, primarily due to the following:
•the Partnership’s interest expense increased by $7 million due to an increase in average long-term debt resulting from the Enable Acquisition as well as higher interest rates on floating rate debt.
•Sunoco LP’s interest expense increased by $9 million due to an increase in average total long-term debt and an increase in the weighted average interest rate on long-term debt.
•USAC’s interest expense increased by $3 million due to higher weighted-average interest rates and increased borrowings under its credit agreement, partially offset by a decrease in amortization of debt issuance costs related to the amendment and restatement of its credit agreement since the prior period.
Interest expense, net of interest capitalized, increased for the nine months ended September 30, 2022 compared to the same period last year, primarily due to the following:
•the Partnership’s interest expense decreased by $13 million due to lower non-cash interest expense in the current period, partially offset by an increase in average long-term debt resulting from the Enable Acquisition as well as higher interest rates on floating rate debt.
•Sunoco LP’s interest expense increased by $11 million due to an increase in average total long-term debt and an increase in the weighted average interest rate on long-term debt.
•USAC’s interest expense increased by $3 million due to higher weighted-average interest rates and increased borrowings under its credit agreement, partially offset by a decrease in amortization of debt issuance costs related to the amendment and restatement of its credit agreement since the prior period.
Impairment Losses and Other. For the three months ended September 30, 2022, impairment losses and other included an $85 million loss on the deconsolidation of Energy Transfer Canada, which was recorded upon the completion of the sale in August 2022. The nine months ended September 30, 2022 amount also included a $300 million impairment related to Energy Transfer Canada’s assets recorded in March 2022 based on the anticipated proceeds from the expected sale of those assets. The remainder of the impairment losses for the three and nine months ended September 30, 2022 were from USAC’s recognition of impairment losses related to its compression equipment.
For the nine months ended September 30, 2021 impairment losses included a total of $5 million recognized by USAC related to its compression equipment, as well as a $6 million impairment of intangible assets related to customer contracts within the Partnership’s crude operations.
Gains on Interest Rate Derivatives. Gains on interest rate derivatives during the three and nine months ended September 30, 2022 resulted from changes in forward interest rates, which caused our forward-starting swaps to change in value.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. For the three months ended September 30, 2022 a decrease in fuel prices increased lower of cost or market reserve requirements by $40 million, resulting in an adverse impact to net income. For the three months ended September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements by $9 million, resulting in a favorable impact to net income. For the nine months ended September 30, 2022 and September 30, 2021, an increase in fuel prices reduced lower of cost or market reserve requirements by $81 million and $168 million, respectively, resulting in favorable impacts to net income.
Losses on Extinguishments of Debt. For the nine months ended September 30, 2021, the loss on extinguishment of debt was related to the Partnership’s partial repayment of its Term Loan in April 2021 as well as Sunoco LP’s January 2021 repurchase of the remainder of its 2023 senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.

Other, net. Other, net primarily includes the amortization of regulatory assets and other income and expense amounts.
Income Tax Expense. For the three months ended September 30, 2022 compared to the same period last year, income tax expense increased due to higher earnings from the Partnership’s consolidated subsidiaries, partially offset by a favorable state tax rate change in the current period. For the nine months ended September 30, 2022 compared to the same period last year, income tax expense decreased due to lower earnings from the Partnership’s consolidated corporate subsidiaries and a favorable state tax rate change in the current period.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$36	$44	$(8)	$109	$123	$(14)
MEP	(1)	(5)	4	(7)	(12)	5
White Cliffs	—	(1)	1	1	—	1
Explorer	8	9	(1)	17	20	(3)
Other	25	24	1	66	60	6
Total equity in earnings of unconsolidated affiliates	$68	$71	$(3)	$186	$191	$(5)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$86	$87	$(1)	$245	$251	$(6)
MEP	8	4	4	19	14	5
White Cliffs	5	4	1	15	14	1
Explorer	12	12	—	28	31	(3)
Other	36	34	2	102	90	12
Total Adjusted EBITDA related to unconsolidated affiliates	$147	$141	$6	$409	$400	$9

Distributions received from unconsolidated affiliates:
Citrus	$52	$106	$(54)	$133	$191	$(58)
MEP	4	1	3	14	9	5
White Cliffs	5	5	—	15	25	(10)
Explorer	6	6	—	20	20	—
Other	27	20	7	66	57	9
Total distributions received from unconsolidated affiliates	$94	$138	$(44)	$248	$302	$(54)
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

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Natural gas transported (BBtu/d)	14,878	11,601	3,277	14,565	11,674	2,891
Withdrawals from storage natural gas inventory (BBtu)	—	2,350	(2,350)	21,858	32,038	(10,180)
Revenues	$2,383	$1,217	$1,166	$6,218	$7,066	$(848)
Cost of products sold	1,994	978	1,016	5,008	3,636	1,372
Segment margin	389	239	150	1,210	3,430	(2,220)
Unrealized (gains) losses on commodity risk management activities	12	(1)	13	17	(18)	35
Operating expenses, excluding non-cash compensation expense	(93)	(64)	(29)	(251)	(199)	(52)
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(8)	(4)	(37)	(25)	(12)
Adjusted EBITDA related to unconsolidated affiliates	5	6	(1)	18	19	(1)
Other	—	—	—	6	2	4
Segment Adjusted EBITDA	$301	$172	$129	$963	$3,209	$(2,246)
Volumes. For the three months ended September 30, 2022 compared to the same period last year, transported volumes increased primarily due to the acquisition of the Enable Oklahoma Intrastate Transmission system, as well as increased production in the Haynesville.
For the nine months ended September 30, 2022 compared to the same period last year, transported volumes increased primarily due to the acquisition of the Enable Oklahoma Intrastate Transmission system, as well as increased production in the Permian and Haynesville.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Transportation fees	$202	$162	$40	$613	$542	$71
Natural gas sales and other (excluding unrealized gains and losses)	139	39	100	423	1,167	(744)
Retained fuel revenues (excluding unrealized gains and losses)	59	29	30	150	145	5
Storage margin (excluding unrealized gains and losses and fair value inventory adjustments)	—	8	(8)	40	1,558	(1,518)
Unrealized gains (losses) on commodity risk management activities and fair value inventory adjustments	(11)	1	(12)	(16)	18	(34)
Total segment margin	$389	$239	$150	$1,210	$3,430	$(2,220)
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:
•an increase of $100 million in realized natural gas sales and other primarily due to higher optimization;
•an increase of $40 million in transportation fees primarily due to fees from the Enable Oklahoma Intrastate Transmission System; and
•an increase of $29 million in retained fuel revenues related to higher natural gas prices; partially offset by
•an increase of $29 million in operating expenses primarily due to a $17 million increase in cost of fuel consumption, a $7 million increase from additional expenses from the Enable assets and a $4 million increase in utilities expenses;

•a decrease of $8 million in storage margin primarily due to lower storage optimization; and
•an increase of $4 million in selling, general and administrative expenses primarily due to the addition of Enable.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $1.52 billion in realized storage margin primarily due to higher physical storage margin from withdrawals during Winter Storm Uri in the prior period;
•a decrease of $744 million in realized natural gas sales and other primarily due to natural gas sales at prevailing market prices during Winter Storm Uri in the prior period;
•an increase of $52 million in operating expenses primarily due to a $23 million increase from additional expenses from the Enable assets, a $20 million increase in cost of fuel consumption from higher gas prices, a $4 million increase in ad valorem taxes and a $4 million increase in utilities expense; and
•an increase of $12 million in selling, general and administrative expenses primarily due to the addition of Enable and higher legal expenses; partially offset by
•an increase of $71 million in transportation fees primarily due to fees on the recently acquired Enable Oklahoma Intrastate Transmission system, partially offset by fees related to Winter Storm Uri in the prior period; and
•an increase of $5 million in retained fuel revenues related to natural gas prices.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Natural gas transported (BBtu/d)	14,157	9,917	4,240	14,359	9,769	4,590
Natural gas sold (BBtu/d)	28	16	12	30	18	12
Revenues	$549	$418	$131	$1,645	$1,350	$295
Cost of products sold	3	—	3	24	—	24
Segment margin	546	418	128	1,621	1,350	271
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(219)	(152)	(67)	(590)	(429)	(161)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(37)	(21)	(16)	(100)	(63)	(37)
Adjusted EBITDA related to unconsolidated affiliates	106	91	15	293	265	28
Other	13	(2)	15	35	(5)	40
Segment Adjusted EBITDA	$409	$334	$75	$1,259	$1,118	$141
Volumes. For the three and nine months ended September 30, 2022 compared to the same periods last year, transported volumes increased primarily due to the impact of the Enable Acquisition, higher utilization on our Tiger system due to increased production in the Haynesville Shale and higher volumes on our Trunkline system due to increased demand.
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $128 million in segment margin primarily due to a $137 million increase as a result of higher volumes from the Enable Acquisition and increased production in the Haynesville Shale and Permian Basin and a $2 million increase due to higher volumes and higher rates from operational gas sales. These increases were partially offset by a $5 million decrease due to a shipper bankruptcy on our Rover system and a $6 million decrease on our Panhandle system resulting from developments in an ongoing rate case;

•an increase of $15 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase of $12 million resulting from the Enable Acquisition and a $3 million increase from our Midcontinent Express Pipeline joint venture as a result of higher revenue due to capacity sold at higher rates; and
•an increase of $15 million in other primarily due to the realization in the current period of certain amounts related to a shipper bankruptcy that occurred in a prior period; partially offset by
•an increase of $67 million in operating expenses primarily due to a $71 million increase from the impact of the Enable Acquisition and a $3 million increase in maintenance related expenses, partially offset by a $7 million decrease from shipper imbalances; and
•an increase of $16 million in selling, general and administrative expenses primarily due to the impact of the Enable Acquisition.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $271 million in segment margin primarily due to a $402 million increase as a result of higher volumes from the Enable Acquisition and increased production from the Haynesville Shale and Permian Basin, a $10 million increase due to higher volumes and higher rates from operational gas sales. These increases were partially offset by an $86 million decrease due to Winter Storm Uri related gains recorded in the prior period, $34 million in lower reservation fees resulting from shipper contract expirations and a shipper bankruptcy and a $23 million decrease due to lower rates on our Panhandle system resulting from developments in an ongoing rate case;
•an increase of $28 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to an increase of $27 million from the Enable Acquisition and a $5 million increase from our Midcontinent Express Pipeline joint venture as a result of higher revenue due to capacity sold at higher rates. These increases were partially offset by a $5 million decrease from our Citrus joint venture resulting from a rate case settlement; and
•an increase of $40 million in other primarily due to the realization in the current period of certain amounts related to a shipper bankruptcy that occurred in a prior period; partially offset by
•an increase of $161 million in operating expenses primarily due to a $144 million increase from the impact of the Enable Acquisition and a $16 million increase in maintenance project costs and materials; and
•an increase of $37 million in selling, general and administrative expenses primarily due to the impact of the Enable Acquisition.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Gathered volumes (BBtu/d)	19,107	12,991	6,116	18,264	12,712	5,552
NGLs produced (MBbls/d)	814	667	147	795	624	171
Equity NGLs (MBbls/d)	43	37	6	44	35	9
Revenues	$4,871	$2,919	$1,952	$13,846	$7,790	$6,056
Cost of products sold	3,678	2,153	1,525	10,418	5,864	4,554
Segment margin	1,193	766	427	3,428	1,926	1,502
Operating expenses, excluding non-cash compensation expense	(275)	(191)	(84)	(768)	(551)	(217)
Selling, general and administrative expenses, excluding non-cash compensation expense	(55)	(28)	(27)	(140)	(80)	(60)
Adjusted EBITDA related to unconsolidated affiliates	5	8	(3)	20	23	(3)
Other	—	1	(1)	38	3	35
Segment Adjusted EBITDA	$868	$556	$312	$2,578	$1,321	$1,257
Volumes. Gathered volumes and NGL production increased during the three and nine months ended September 30, 2022 compared to the same periods last year primarily due to increases in all regions.

Segment Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Gathering and processing fee-based revenues	$806	$535	$271	$2,248	$1,555	$693
Non-fee-based contracts and processing	387	231	156	1,180	371	809
Total segment margin	$1,193	$766	$427	$3,428	$1,926	$1,502
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $33 million in non-fee-based margin due to favorable natural gas prices of $25 million and NGL prices of $8 million;
•an increase of $124 million in non-fee-based margin due to the Enable Acquisition in December 2021; and
•an increase of $271 million in fee-based margin due to the Enable Acquisition in December 2021, as well as increased production in the Permian and South Texas regions; partially offset by
•an increase of $84 million in operating expenses due to $64 million in incremental operating expenses related to the Enable assets acquired in December 2021 and an $18 million increase in maintenance project costs and materials in the South Texas and Permian regions; and
•an increase of $27 million in selling, general and administrative expenses primarily due to a $10 million increase from the impact of the Enable Acquisition and a $13 million increase in insurance and legal fees.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $276 million in non-fee-based margin due to favorable natural gas prices of $120 million and NGL prices of $156 million;
•an increase of $391 million in non-fee-based margin due to the Enable Acquisition in December 2021, as well as increased production in the Permian and South Texas regions;
•an increase of $143 million in non-fee-based margin due to the impacts of Winter Storm Uri in the prior period; and
•an increase of $693 million in fee-based margin due to the Enable Acquisition in December 2021, as well as increased production in the Permian, Northeast and South Texas regions; partially offset by
•an increase of $217 million in operating expenses due to $163 million in incremental operating expenses related to the Enable assets acquired in December 2021, a $36 million increase in maintenance project costs and materials in the South Texas and Permian regions, a $9 million increase in fuel prices, a $3 million increase in office expenses and a $3 million increase in right-of-way licensing fees; and
•an increase of $60 million in selling, general and administrative expenses due to a $37 million increase from the impact of the Enable Acquisition and a $20 million increase in legal fees.

NGL and Refined Products Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
NGL transportation volumes (MBbls/d)	1,892	1,803	89	1,852	1,685	167
Refined products transportation volumes (MBbls/d)	543	526	17	522	500	22
NGL and refined products terminal volumes (MBbls/d)	1,287	1,237	50	1,265	1,156	109
NGL fractionation volumes (MBbls/d)	940	884	56	895	815	80
Revenues	$6,075	$5,262	$813	$19,909	$13,774	$6,135
Cost of products sold	5,044	4,347	697	16,921	11,035	5,886
Segment margin	1,031	915	116	2,988	2,739	249
Unrealized gains on commodity risk management activities	(126)	(2)	(124)	(158)	(71)	(87)
Operating expenses, excluding non-cash compensation expense	(265)	(207)	(58)	(708)	(573)	(135)
Selling, general and administrative expenses, excluding non-cash compensation expense	(33)	(27)	(6)	(96)	(82)	(14)
Adjusted EBITDA related to unconsolidated affiliates	27	26	1	71	75	(4)
Other	—	1	(1)	—	1	(1)
Segment Adjusted EBITDA	$634	$706	$(72)	$2,097	$2,089	$8
Volumes. For the three and nine months ended September 30, 2022 compared to the same periods last year, NGL transportation volumes increased primarily due to higher volumes from the Permian and Eagle Ford regions and higher volumes on our export pipelines into our Nederland Terminal.
Refined products transportation volumes increased for the three and nine months ended September 30, 2022 compared to the same periods last year due to recovery from COVID-19 related demand reduction in the prior period.
NGL and refined products terminal volumes increased for the three and nine months ended September 30, 2022 compared to the same periods last year primarily due to higher volumes on our export pipelines and refined product demand recovery.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the three and nine months ended September 30, 2022 compared to the same periods last year due to increased production to our system, primarily from the Permian and Eagle Ford regions.
Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Transportation margin	$553	$514	$39	$1,552	$1,495	$57
Fractionators and refinery services margin	227	182	45	627	510	117
Terminal services margin	179	166	13	521	470	51
Storage margin	72	63	9	211	200	11
Marketing margin	(126)	(12)	(114)	(81)	(7)	(74)
Unrealized gains on commodity risk management activities	126	2	124	158	71	87
Total segment margin	$1,031	$915	$116	$2,988	$2,739	$249

Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment decreased due to the net impacts of the following:
•an increase of $45 million in fractionators and refinery services margin primarily due to a $48 million increase from higher volumes and higher rates driven by contractual rate escalations tied to broader economic inflationary measures. This increase was partially offset by a decrease from our refinery services business due to a less favorable pricing environment;
•an increase of $39 million in transportation margin primarily due to a $62 million increase resulting from higher y-grade throughput and higher rates driven by contractual rate escalations tied to broader economic inflationary measures on our Texas pipeline system, and a $5 million increase from higher throughput on our Mariner East pipeline system. These increases were partially offset by a $10 million decrease from lower throughput on our Mariner West pipeline due to the timing of customer facility maintenance and a $16 million decrease from intrasegment charges which are fully offset within our marketing and fractionators margin;
•an increase of $13 million in terminal services margin primarily due to a $9 million increase from higher rates on export volumes loaded at our Nederland Terminal and a $3 million increase from higher throughput at our Marcus Hook Terminal; and
•an increase of $9 million in storage margin primarily due to a $4 million increase from the timing of third-party deficiency payments, a $2 million increase in component product storage fees and a $2 million increase from the timing of cavern withdrawals; offset by
•a decrease of $114 million in marketing margin primarily due to losses of approximately $128 million from the optimization of NGL component products primarily due to the timing of the recognition of gains on hedged inventory. Associated hedge positions recorded unrealized gains of $125 million during the third quarter of 2022. These decreases were partially offset by an $11 million increase from intrasegment charges which are fully offset within our transportation margin;
•an increase of $58 million in operating expenses primarily due to a $43 million increase in gas and power utility costs, a $6 million increase in ad valorem taxes, a $5 million increase in physical product losses and a $3 million increase in maintenance project costs; and
•an increase of $6 million in selling, general and administrative expenses primarily due to a $2 million increase in overhead expenses allocated to the segment, a $1 million increase in employee related costs and a $1 million increase in insurance costs.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $117 million in fractionators and refinery services margin primarily due to a $123 million increase from higher volumes and higher rates driven by contractual rate escalations tied to broader economic inflationary measures, increased utilization of our ethane optimization strategy in 2022 and a $13 million intrasegment charge, which is fully offset in our transportation margin. These increases were partially offset by a $21 million decrease from a less favorable pricing environment impacting our refinery services business;
•an increase of $57 million in transportation margin primarily due to a $138 million increase resulting from higher throughput and higher rates driven by contractual rate escalations tied to broader economic inflationary measures on our Texas y-grade pipeline system, an $11 million increase from higher exported volumes feeding into our Nederland Terminal and a $5 million increase resulting from higher throughput on our Mariner East pipeline. These increases were partially offset by intrasegment charges of $64 million, which are fully offset within our marketing margin, a $21 million decrease resulting from lower throughput on our Mariner West pipeline due to customer maintenance during the current period and a $13 million intrasegment charge, which is fully offset in our fractionators margin;
•an increase of $51 million in terminal services margin primarily due to a $35 million increase from higher export volumes loaded at our Nederland Terminal, a $14 million increase from higher throughput at our Marcus Hook Terminal and a $2 million increase from our refined products terminals; and
•an increase of $11 million in storage margin primarily due to a $12 million increase in fees generated from exported volumes, a $5 million increase from timing of deficiency payments and a $4 million increase from timing of cavern withdrawals. These increases were partially offset by a $10 million decrease in component product storage fees; partially offset by

•an increase of $135 million in operating expenses due to a $98 million increase in gas and power utility costs, a $15 million increase in ad valorem taxes, a $10 million increase from maintenance project costs, a $5 million increase in physical product losses, a $5 million increase in office expenses and a $2 million increase in employee costs;
•a decrease of $74 million in marketing margin primarily due to losses of approximately $136 million from the optimization of NGL component products primarily due to the timing of the recognition of gains on hedged inventory. Associated hedge positions recorded unrealized gains of $157 million during the nine months ended September 30, 2022. These decreases were partially offset by increased intrasegment charges of $64 million, which are fully offset within our transportation margin;
•an increase of $14 million in selling, general and administrative expenses primarily due to a $7 million increase in overhead expenses allocated to the segment, a $3 million increase in employee related costs and a $1 million increase in insurance costs; and
•a decrease of $4 million in Adjusted EBITDA related to unconsolidated affiliates due to a $3 million decrease from lower volumes on the Explorer pipeline and a $2 million decrease from lower volumes on the White Cliffs pipeline.
Crude Oil Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Crude transportation volumes (MBbls/d)	4,575	4,173	402	4,369	3,901	468
Crude terminal volumes (MBbls/d)	3,080	2,703	377	2,968	2,553	415
Revenues	$6,416	$4,578	$1,838	$19,642	$12,498	$7,144
Cost of products sold	5,627	3,918	1,709	17,347	10,520	6,827
Segment margin	789	660	129	2,295	1,978	317
Unrealized (gains) losses on commodity risk management activities	2	14	(12)	(4)	12	(16)
Operating expenses, excluding non-cash compensation expense	(176)	(142)	(34)	(467)	(414)	(53)
Selling, general and administrative expenses, excluding non-cash compensation expense	(155)	(44)	(111)	(212)	(102)	(110)
Adjusted EBITDA related to unconsolidated affiliates	1	7	(6)	3	15	(12)
Other	—	1	(1)	1	1	—
Segment Adjusted EBITDA	$461	$496	$(35)	$1,616	$1,490	$126
Volumes. For the three and nine months ended September 30, 2022 compared to the same periods last year, crude transportation volumes were higher on our Texas pipeline system and Bakken Pipeline, driven by continuing crude oil production growth in these regions as a result of higher crude prices and refinery demand. Additionally, volumes benefited from assets acquired in 2021 as well as new assets placed into service, primarily Cushing South and Ted Collins Link. Volumes on Bayou Bridge were also higher, primarily due to increased crude supply from recent Strategic Petroleum Reserve sales. Crude Terminal volumes were higher due to Strategic Petroleum Reserve sale volumes increasing throughput and export activity at our Gulf Coast terminals.
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment decreased due to the net impacts of the following:
•an increase of $117 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $36 million increase due to higher volumes on our Bakken Pipeline, a $28 million increase related to assets acquired in 2021, a $45 million increase in throughput at our Gulf Coast terminals due to Strategic Petroleum Reserve volumes, stronger refinery utilization and higher export demand, a $6 million increase on our Bayou Bridge pipeline due to higher volumes and a $5 million increase on our Texas pipeline system due to higher volumes; offset by
•an increase of $34 million in operating expenses primarily due to higher volume-driven expenses, higher project expenses and expenses related to assets acquired in 2021;

•an increase of $111 million in selling, general and administrative expenses primarily due to a charge related to a legal matter; and
•a decrease of $6 million in Adjusted EBITDA related to unconsolidated affiliates due to the consolidation of certain operations that were previously reflected as unconsolidated affiliates.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:
•an increase of $301 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $177 million increase due to higher volumes on our Bakken Pipeline, a $63 million increase related to assets acquired in 2021, a $61 million increase in throughput at our Gulf Coast terminals due to Strategic Petroleum Reserve volumes, stronger refinery utilization and higher export demand, a $17 million increase from our Texas crude pipeline system due to higher volumes and a $10 million increase due to higher volumes on our Bayou Bridge pipeline, partly offset by a $20 million decrease from our crude oil acquisition and marketing business primarily due to less favorable pricing conditions impacting our trading operations and unfavorable inventory valuation adjustments from crude oil prices; partially offset by
•an increase of $53 million in operating expenses primarily due to higher volume-driven expenses, higher project expenses and expenses related to assets acquired in 2021;
•an increase of $110 million in selling, general and administrative expenses primarily due to a charge related to a legal matter; and
•a decrease of $12 million in Adjusted EBITDA related to unconsolidated affiliates due to the consolidation of certain operations that were previously reflected as unconsolidated affiliates.
Investment in Sunoco LP

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues	$6,594	$4,779	$1,815	$19,811	$12,642	$7,169
Cost of products sold	6,261	4,472	1,789	18,703	11,631	7,072
Segment margin	333	307	26	1,108	1,011	97
Unrealized (gains) losses on commodity risk management activities	23	2	21	3	(5)	8
Operating expenses, excluding non-cash compensation expense	(98)	(85)	(13)	(293)	(236)	(57)
Selling, general and administrative expenses, excluding non-cash compensation expense	(29)	(23)	(6)	(78)	(67)	(11)
Adjusted EBITDA related to unconsolidated affiliates	2	3	(1)	7	7	—
Inventory valuation adjustments	40	(9)	49	(81)	(168)	87
Other	5	3	2	15	14	1
Segment Adjusted EBITDA	$276	$198	$78	$681	$556	$125
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $75 million primarily due to a 23.6% increase in gross profit per gallon sold and a 0.8% increase in gallons sold; and
•an increase in non-motor fuel gross profit of $22 million primarily due to the recent acquisition of refined product terminals, as well as increased credit card transactions and merchandise gross profit; partially offset by

•an increase in operating expenses and selling, general and administrative expenses of $19 million primarily due to the recent acquisitions of refined product terminals and a transmix processing and terminal facility, higher employee costs, insurance costs and credit card processing fees.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in the gross profit on motor fuel sales of $126 million primarily due to a 17.3% increase in gross profit per gallon sold and a 1.4% increase in gallons sold; and
•an increase in non-motor fuel gross profit of $67 million primarily due to the recent acquisition of refined product terminals, as well as increased credit card transactions and merchandise gross profit; partially offset by
•an increase in operating expenses and selling, general and administrative expenses of $68 million primarily due to higher costs as a result of the 2021 fourth quarter acquisition of refined product terminals and the transmix processing and terminal facility, higher employee costs, credit card processing fees, utilities costs, maintenance costs and insurance costs.
Investment in USAC

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues	$179	$159	$20	$514	$473	$41
Cost of products sold	28	19	9	78	61	17
Segment margin	151	140	11	436	412	24
Operating expenses, excluding non-cash compensation expense	(31)	(31)	—	(90)	(83)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(10)	(1)	(33)	(30)	(3)
Segment Adjusted EBITDA	$109	$99	$10	$313	$299	$14
The Investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to an increase of $11 million in segment margin primarily due to an increase in contract operations revenue as a result of select price increases on USAC’s existing fleet under contract and higher revenue generating horsepower.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our investment in USAC segment increased primarily due to the net impacts of the following:
•an increase of $24 million in segment margin primarily due to an increase in contract operations revenue as a result of select price increases on USAC’s existing fleet under contract, higher revenue generating horsepower and an increase in parts and service revenue related to an increase in maintenance work performed on units; partially offset by
•an increase of $7 million in operating expenses primarily due to an increase in outside maintenance costs due to greater use and higher costs of third-party labor, an increase in USAC’s vehicle fleet expenses, an increase in direct labor costs due to higher employee costs in the current period, an increase in retail parts and services expenses and an increase due to sales tax refunds received in the prior period.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues	$1,084	$696	$388	$2,761	$2,784	$(23)
Cost of products sold	1,052	652	400	2,548	2,464	84
Segment margin	32	44	(12)	213	320	(107)
Unrealized losses on commodity risk management activities	13	6	7	12	8	4
Operating expenses, excluding non-cash compensation expense	(17)	(29)	12	(75)	(118)	43
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(13)	2	(44)	(71)	27
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	3	1	2
Other and eliminations	11	8	3	40	13	27
Segment Adjusted EBITDA	$30	$18	$12	$149	$153	$(4)
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the three months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to the net impacts of the following:
•an increase of $18 million due to a favorable environment for physical gas trading and storage activities;
•an increase of $12 million due to a favorable environment for our power trading activities; and
•an increase of $6 million due to higher coal royalties at our natural resources business; partially offset by
•a decrease of $17 million due to the sale of Energy Transfer Canada.
Segment Adjusted EBITDA. For the nine months ended September 30, 2022 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to the net impacts of the following:
•a decrease of $68 million due to gains in the prior period related to Winter Storm Uri; partially offset by
•an increase of $18 million due to a favorable environment for physical gas trading and storage activities;
•an increase of $17 million due to higher merger and acquisition expense in the prior period;
•a decrease of $13 million in ad valorem taxes;
•an increase of $12 million due to a favorable environment for our power trading activities; and
•an increase of $12 million due to higher coal royalties at our natural resources business.
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

We currently expect capital expenditures in 2022 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$120	$145	$40	$45
Interstate transportation and storage (1)	475	525	160	170
Midstream	700	830	145	155
NGL and refined products transportation and services	375	425	125	135
Crude oil transportation and services (1)	120	155	105	110
All other (including eliminations)	10	20	40	50
Total capital expenditures	$1,800	$2,100	$615	$665
(1)Includes capital expenditures related to our proportionate share of the Bakken, Rover and Bayou Bridge pipeline joint ventures, as well as the Orbit Gulf Coast NGL Exports joint venture.
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
USAC currently plans to spend approximately $26 million in maintenance capital expenditures and spend between $120 million and $130 million in expansion capital expenditures for the full year 2022.
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
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Cash provided by operating activities during 2022 was $7.71 billion compared to $9.42 billion for 2021, and net income was $4.43 billion for 2022 and $5.46 billion for 2021. The difference between net income and net cash provided by operating activities for the nine months ended September 30, 2022 primarily consisted of net changes in operating assets and liabilities (net of effects of acquisitions and divestitures) of $212 million and other non-cash items totaling $3.35 billion.

The non-cash activity in 2022 and 2021 consisted primarily of depreciation, depletion and amortization of $3.10 billion and $2.84 billion, respectively, non-cash compensation expense of $88 million and $81 million, respectively, favorable inventory valuation adjustments of $81 million and $168 million, respectively, deferred income taxes of $158 million and $199 million, respectively, and impairment losses of $386 million and $11 million, respectively. Non-cash activity also included equity in earnings of unconsolidated affiliates of $186 million and $191 million in 2022 and 2021, respectively. In 2021, we also had losses on extinguishments of debt of $8 million.
Cash provided by operating activities includes cash distributions received from unconsolidated affiliates that are deemed to be paid from cumulative earnings, which distributions were $182 million in 2022 and $226 million in 2021.
Cash paid for interest, net of interest capitalized, was $1.48 billion and $1.57 billion for the nine months ended September 30, 2022 and 2021, respectively. Interest capitalized was $84 million and $97 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Cash used in investing activities during 2022 was $3.08 billion compared to $1.91 billion for 2021. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2022 were $2.44 billion compared to $2.02 billion for 2021. Additional detail related to our capital expenditures is provided in the table below. In 2022, we paid $485 million in cash for the acquisitions of Woodford Express, LLC, we paid $325 million in cash for the acquisition of Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC) and Sunoco LP paid $252 million in cash related to its acquisition of a transmix processing and terminal facility. In 2022, we received $302 million in cash from the sale of our interest in Energy Transfer Canada.
The following is a summary of capital expenditures (including only our proportionate share of the Bakken, Rover, Bayou Bridge, and Orbit Gulf Coast NGL Exports joint ventures, net of contributions in aid of construction costs) on an accrual basis for the nine months ended September 30, 2022:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Intrastate transportation and storage	$75	$37	$112
Interstate transportation and storage	383	123	506
Midstream	512	129	641
NGL and refined products transportation and services	220	83	303
Crude oil transportation and services	115	81	196
Investment in Sunoco LP	76	21	97
Investment in USAC	99	20	119
All other (including eliminations)	19	33	52
Total capital expenditures	$1,499	$527	$2,026
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions increase between the periods based on increases in the number of common units outstanding or increases in the distribution rate.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Cash used in financing activities during 2022 was $4.65 billion compared to $7.57 billion for 2021. During 2022, we had a net decrease in our debt level of $1.71 billion compared to a net decrease of $6.00 billion for 2021.

In 2022 and 2021, we paid distributions of $2.12 billion and $1.38 billion, respectively, to our partners. In 2022 and 2021, we paid distributions of $1.18 billion and $1.15 billion, respectively, to noncontrolling interests. In 2022 and 2021, we paid distributions of $37 million to our redeemable noncontrolling interests. In 2022 and 2021, we paid debt issuance costs of $9 million and $3 million, respectively.
In 2022 and 2021, we received capital contributions of $404 million and $114 million, respectively, in cash from noncontrolling interests. During 2021, we received $889 million from a sale of preferred units.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2022	December 31, 2021
Energy Transfer Indebtedness:
Notes and Debentures (3)	$36,733	$37,733
Five-Year Credit Facility	2,645	2,937
Subsidiary Indebtedness:
Transwestern Senior Notes	250	400
Panhandle Notes and Debentures	235	235
Bakken Senior Notes (1)	1,850	2,500
Sunoco LP Senior Notes and lease-related obligations	2,694	2,700
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving credit facilities:
Sunoco LP Credit Facility	704	581
USAC Credit Facility	618	516
Energy Transfer Canada Revolving Credit Facility (2)	—	7
Energy Transfer Canada KAPS Facility (2)	—	142
Energy Transfer Canada Term Loan A (2)	—	249

Other long-term debt	3	3
Net unamortized premiums, discounts, and fair value adjustments	199	238
Deferred debt issuance costs	(216)	(239)
Total debt	47,415	49,702
Less: current maturities of long-term debt	2	680
Long-term debt, less current maturities	$47,413	$49,022
(1)For December 31, 2021, this balance includes $650 million aggregate principal amount of 3.625% Senior Notes due April 2022 included in current maturities of long-term debt. These notes were repaid in April 2022.
(2)These facilities were included in the August 2022 Energy Transfer Canada divestiture as discussed in Note 2 to our consolidated financial statements in “Item 1. Financial Statements.”
(3)As of September 30, 2022, this balance included a total of $2.65 billion aggregate principal amount of senior notes due on or before September 30, 2023, which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
Senior Notes - Recent Transactions
In February 2022, the Partnership redeemed $300 million aggregate principal amount of its 4.65% Senior Notes due February 2022 using proceeds from its Five-Year Credit Facility (defined below).
In April 2022, Dakota Access redeemed $650 million aggregate principal amount of 3.625% Senior Notes due April 2022 using proceeds from contributions made by its members. The Partnership indirectly owns 36.4% of the ownership interests in Dakota Access.

In August 2022, the Partnership exercised its par call option and fully redeemed $700 million aggregate principal amount of its 5.00% Senior Notes due October 2022 with proceeds from its Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s revolving credit facility (the “Five-Year Credit Facility”) allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of September 30, 2022, the Five-Year Credit Facility had $2.65 billion of outstanding borrowings, of which $825 million consisted of commercial paper. The amount available for future borrowings was $2.32 billion, after accounting for outstanding letters of credit in the amount of $38 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 4.29%.
Sunoco LP Credit Facility
As of September 30, 2022, Sunoco LP’s credit facility had $704 million of outstanding borrowings and $7 million in standby letters of credit and, as amended in April 2022, matures in April 2027. The amount available for future borrowings at September 30, 2022 was $789 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 5.11%.
USAC Credit Facility
As of September 30, 2022, USAC’s credit facility had $618 million of outstanding borrowings and no outstanding letters of credit. As of September 30, 2022, USAC had $982 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $287 million. The weighted average interest rate on the total amount outstanding as of September 30, 2022 was 5.54%.
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations and covenants related to our debt agreements as of September 30, 2022.
CASH DISTRIBUTIONS
Cash Distributions Paid by Energy Transfer
Under its partnership agreement, Energy Transfer will distribute all of its Available Cash, as defined in the partnership agreement, within 50 days following the end of each fiscal quarter. Available Cash generally means, with respect to any quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of our General Partner to provide for future cash requirements.
Cash Distributions on Energy Transfer Common Units
Distributions declared and/or paid with respect to Energy Transfer common units subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650

Cash Distributions on Energy Transfer Preferred Units
Distributions declared on the Energy Transfer Preferred Units were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
December 31, 2021	February 1, 2022	February 15, 2022	$31.250	$33.125	$0.4609	$0.4766	$0.475	$—	$—	$—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.475	33.750	35.625	32.500
June 30, 2022	August 1, 2022	August 15, 2022	31.250	33.125	0.4609	0.4766	0.475	—	—	—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.75	35.625	32.50
(1)Series A, Series B, Series F, Series G and Series H distributions are paid on a semi-annual basis.
Description of Energy Transfer Preferred Units
A summary of the distribution and redemption rights associated with the Energy Transfer Preferred Units is included in Note 9 in “Item 1. Financial Statements.”
Cash Distributions Paid by Subsidiaries
The Partnership’s consolidated financial statements include Sunoco LP and USAC, both of which are publicly traded master limited partnerships, as well as other non-wholly-owned, consolidated joint ventures. The following sections describe cash distributions made by our publicly traded subsidiaries, Sunoco LP and USAC, both of which are required by their respective partnership agreements to distribute all cash on hand (less appropriate reserves determined by the boards of directors of their respective general partners) subsequent to the end of each quarter.
Cash Distributions Paid by Sunoco LP
Distributions on Sunoco LP’s common units declared and/or paid by Sunoco LP subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	February 8, 2022	February 18, 2022	$0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
Cash Distributions Paid by USAC
Distributions on USAC’s common units declared and/or paid by USAC subsequent to December 31, 2021 were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2021	January 24, 2022	February 4, 2022	$0.525
March 31, 2022	April 25, 2022	May 6, 2022	0.525
June 30, 2022	July 25, 2022	August 5, 2022	0.525
September 30, 2022	October 24, 2022	November 4, 2022	0.525
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

	September 30, 2022			December 31, 2021
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	763	$—	$—	585	$—	$—
Basis Swaps IFERC/NYMEX (1)	73,363	16	2	(66,665)	(5)	1
Power (Megawatt):
Forwards	455,200	6	2	653,000	2	—
Futures	(281,905)	(2)	1	(604,920)	2	2
Options – Puts	119,200	—	—	(7,859)	—	—
Options – Calls	(67,200)	(1)	—	(30,932)	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	36,443	(17)	3	6,738	1	1
Swing Swaps IFERC	(217,515)	24	1	(106,333)	32	31
Fixed Swaps/Futures	(31,383)	(37)	22	(63,898)	(24)	38
Forward Physical Contracts	(27,603)	6	14	(5,950)	1	—
NGLs (MBbls) – Forwards/Swaps	4,832	176	70	8,493	12	19
Crude (MBbls) – Forwards/Swaps	3,732	12	1	3,672	13	2
Refined Products (MBbls) – Futures	(2,604)	3	30	(3,349)	(15)	32
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(34,183)	13	2	(40,533)	1	—
Fixed Swaps/Futures	(34,183)	24	24	(40,533)	41	14
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
Interest Rate Risk
As of September 30, 2022, we and our subsidiaries had $4.79 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $48 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which are designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		September 30, 2022	December 31, 2021
July 2022(2)	Forward-starting to pay an average fixed rate of 3.80% and receive a floating rate	$—	$400
July 2023(2)	Forward-starting to pay an average fixed rate of 3.845% and receive a floating rate	400	200
July 2024(2)	Forward-starting to pay an average fixed rate of 3.512% and receive a floating rate	400	200
(1)Floating rates are based on either SOFR or 3-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $155 million as of September 30, 2022. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Co-Chief Executive Officers (“Co-Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officers and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officers and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Annual Report on Form 10-K filed with the SEC on February 18, 2022 and Note 10 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
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
The PA AG commenced an investigation regarding the Incident, and the United States Attorney for the Western District of Pennsylvania issued a federal grand jury subpoena for documents relevant to the Incident. The scope of these investigations is not further known at this time.
On February 2, 2022, the PA AG issued a press release related to the Revolution pipeline, and released a Grand Jury Presentment and filed a criminal complaint against ETC Northeast Pipeline, LLC in Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania, with respect to nine misdemeanor charges related to various alleged violations of the Clean Streams Law associated with the construction of the Revolution pipeline.
On August 5, 2022, the PA AG held a press conference to announce that the matter had been resolved through an agreement whereby ETC Northeast Pipeline, LLC entered a plea of no contest to all charges. The resolution also included terms that the company would pay a $22,500 fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection, and jointly with Sunoco Pipeline L.P. to pay certain funds to support water quality improvement projects. The plea agreement was entered by court on August 12, 2022, and the matter is now closed.
On March 11, 2019, the Delaware County District Attorney’s Office (the “Delaware County DA”) announced that the Delaware County DA and the PA AG, at the request of the Delaware County DA, are conducting an investigation of alleged criminal misconduct involving the construction and related activities of the Mariner East pipelines in Delaware County. On March 16, 2020, the PA AG served a Statewide Investigating Grand Jury subpoena for documents relating to inadvertent returns and water supplies related to the Mariner East pipelines. The Partnership has complied with the subpoena. On October 5, 2021, the PA AG held a press conference related to the Mariner East pipelines, released a Grand Jury Presentment and subsequently filed a criminal complaint against Energy Transfer in the Magisterial District Court No. 12-2-02 in Dauphin County, Pennsylvania with respect to 47 misdemeanor charges related to the discharge of industrial waste and pollution and one felony charge related to the failure to report information related to the discharges.
On August 5, 2022, the PA AG held a press conference to announce that the matter had been resolved through an agreement whereby SPLP entered a plea of no contest to 14 of the misdemeanor charges, with the remaining charges being dismissed. The resolution also included terms that the company would pay a $35,000 fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection, and jointly with ETC Northeast Pipeline, LLC to resolve a parallel action by the PA AG’s office (see above), would establish a fund of $442,500 to create a Homeowner Well Water Supply Grievance Program and pay $10 million to support water quality improvement projects. The plea agreement was entered by the court on August 12, 2022, and the matter is now closed.
After an inadvertent return (“IR”) occurred on August 10, 2020 in Chester County, Pennsylvania that resulted in a discharge to Marsh Creek State Park, on September 11, 2020, the PADEP issued an Administrative Order that ordered SPLP to cease all construction at the location, grout the borehole, and perform a 1.01-mile reroute of the 20-inch pipeline in the area. SPLP filed a Notice of Appeal with the Pennsylvania Environmental Hearing Board (“EHB”) on September 25, 2020, and subsequently filed a Petition for Supersedeas on October 8, 2020. On December 16, 2020, the EHB partially granted SPLP’s Petition for Supersedeas, suspending the requirements of the Administrative Order to re-route the 20-inch pipeline and grout the HDD borehole. Following the decision, SPLP negotiated with PADEP to change the method of installation for the 20-inch pipeline from HDD to an open cut along an alternative route near to the original right-of-way. SPLP submitted a major permit modification to PADEP on October 7, 2021, to reflect the change in construction method and location. On December 6, 2021, a settlement was reached that resolved the EHB appeal through a Consent Order & Agreement (“COA”). The COA allowed PADEP to issue the major permit modification so that the 20-inch pipeline installation could be completed. As part of the COA, SPLP paid a $341,000 civil penalty to PADEP, SPLP paid a $4 million settlement to the Department of Conservation and Natural Resources for alleged natural resource damages to Marsh Creek State Park, SPLP agreed to complete the restoration of a wetland and stream in the area, and SPLP agreed to complete a restoration and dredging project in a portion of Marsh Creek State Park known as “Ranger Cove.” The 20-inch pipeline has now been fully installed in the area, and restoration of the wetland and streams have been completed. The restoration and dredging project at Ranger Cove commenced in April 2022 and is now complete.
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	November 3, 2022	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer