Form 10-K
period 2022-12-31
Energy Transfer LP
filed 2023-02-17
CIK 1276187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2022
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value as of June 30, 2022, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $26.73 billion.
At February 10, 2023, the registrant had 3,094,593,760 Common Units outstanding.
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

AOCI	accumulated other comprehensive income

AROs	asset retirement obligations

BBtu	billion British thermal units

Bcf	billion cubic feet

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

Capacity	capacity of a pipeline, processing plant or storage facility refers to the maximum capacity under normal operating conditions and, with respect to pipeline transportation capacity, is subject to multiple factors (including natural gas injections and withdrawals at various delivery points along the pipeline and the utilization of compression) which may reduce the throughput capacity from specified capacity levels

Citrus	Citrus, LLC, a 50/50 joint venture which owns FGT

Dakota Access	Dakota Access, LLC, a non-wholly-owned subsidiary of Energy Transfer

DOE	United States Department of Energy

DOJ	United States Department of Justice

DOT	United States Department of Transportation

Enable	Enable Midstream Partners, LP, a Delaware limited partnership

Energy Transfer Canada	Energy Transfer Canada ULC, a non-wholly-owned subsidiary of Energy Transfer until its sale in August 2022

Energy Transfer GC NGL	Energy Transfer GC NGLs LLC, formerly Lone Star NGL LLC, a wholly-owned subsidiary of Energy Transfer

Energy Transfer Preferred Units	Collectively, the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units

Energy Transfer R&M	Energy Transfer (R&M), LLC (formerly Sunoco (R&M), LLC)

EPA	United States Environmental Protection Agency

ETC Sunoco	ETC Sunoco Holdings LLC (formerly Sunoco, Inc.), a wholly-owned subsidiary of Energy Transfer

ETO	Energy Transfer Operating, L.P., formerly a non-wholly-owned subsidiary of Energy Transfer until its merger into the Partnership in April 2021

ETP Holdco	ETP Holdco Corporation, a wholly-owned subsidiary of Energy Transfer

Exchange Act	Securities Exchange Act of 1934, as amended

Explorer	Explorer Pipeline and/or Explorer Pipeline Company

FEP	Fayetteville Express Pipeline LLC

FERC	United States Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Pipeline and/or Florida Gas Transmission Company, LLC, a wholly-owned subsidiary of Citrus

GAAP	accounting principles generally accepted in the United States of America

General Partner	LE GP, LLC, the general partner of Energy Transfer

HFOTCO	HFOTCO LLC, a wholly-owned subsidiary of Energy Transfer, which owns the Houston Terminal

IDRs	incentive distribution rights

IFERC	Inside FERC’s Gas Market Report

IRS	United States Internal Revenue Service

Lake Charles LNG	Lake Charles LNG Company, LLC, a wholly-owned subsidiary of Energy Transfer

Lake Charles LNG Export	Lake Charles LNG Export Company, LLC, a wholly-owned subsidiary of Energy Transfer

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

MBbls	thousand barrels

MEP	Midcontinent Express Pipeline LLC

Mid-Valley	Mid-Valley Pipeline Company, a wholly-owned subsidiary of Energy Transfer

MMBbls	million barrels

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGA	Natural Gas Act of 1938

NGL	natural gas liquid, such as propane, butane and natural gasoline

NGPA	Natural Gas Policy Act of 1978

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC, a non-wholly-owned subsidiary of Energy Transfer

OSHA	Federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP, a wholly-owned subsidiary of Energy Transfer

Partnership Agreement	Energy Transfer’s Third Amended and Restated Agreement of Limited Partnership, as amended to date

PCBs	polychlorinated biphenyls

PEP	Permian Express Partners LLC, a non-wholly-owned subsidiary of Energy Transfer

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Unitholders	Unitholders of the Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, Series F Preferred Units, Series G Preferred Units and Series H Preferred Units, collectively

Rover	Rover Pipeline and/or Rover Pipeline LLC, a non-wholly-owned subsidiary of Energy Transfer

SCOOP	South Central Oklahoma Oil Province

Sea Robin	Sea Robin Pipeline and/or Sea Robin Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer

SEC	United States Securities and Exchange Commission

Series A Preferred Units	6.250% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series B Preferred Units	6.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series C Preferred Units	7.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series D Preferred Units	7.625% Series D Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series E Preferred Units	7.600% Series E Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units

Series F Preferred Units	6.750% Series F Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series G Preferred Units	7.125% Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

Series H Preferred Units	6.500% Series H Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units

SESH	Southeast Supply Header Pipeline and/or Southeast Supply Header, LLC

SOFR	Secured overnight financing rate

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas Storage Company), a wholly-owned subsidiary of Energy Transfer

SPLP	Sunoco Pipeline L.P., a wholly-owned subsidiary of Energy Transfer

Tiger	Tiger Pipeline and/or ETC Tiger Pipeline, LLC, a wholly-owned subsidiary of Energy Transfer

Transwestern	Transwestern Pipeline and/or Transwestern Pipeline Company, LLC, a wholly-owned subsidiary of Energy Transfer

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a wholly-owned subsidiary of Energy Transfer

Unitholders	Preferred Unitholders and holders of Energy Transfer LP common units

USAC	USA Compression Partners, LP, a publicly traded partnership and consolidated subsidiary of Energy Transfer

White Cliffs	White Cliffs Pipeline, L.L.C.
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer LP (the “Partnership” or “Energy Transfer”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “continue,” “could,” “believe,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected, forecasted, expressed or expected in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included in this annual report.

PART I
ITEM 1. BUSINESS
Overview
Energy Transfer LP is a Delaware limited partnership with common units publicly traded on the NYSE under the ticker symbol “ET.”
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries, which include Sunoco LP and USAC.
The primary activities in which we are engaged, which are in the United States, and the operating subsidiaries through which we conduct those activities are as follows:
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
Energy Transfer derives cash flows from distributions related to its investment in its subsidiaries, including Sunoco LP and USAC. The amount of cash that our subsidiaries distribute to us is based on earnings from their respective business activities and the amount of available cash. Energy Transfer’s primary cash requirements are for distributions to its partners, general and administrative expenses and debt service requirements. Energy Transfer distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
We expect our subsidiaries to utilize their resources, along with cash from their operations, to fund their announced growth capital expenditures and working capital needs; however, Energy Transfer may issue debt or equity securities from time to time as we deem prudent to provide liquidity for new capital projects of our subsidiaries or for other partnership purposes.

The following chart summarizes our organizational structure as of February 10, 2023. For simplicity, certain entities and ownership interests have not been depicted.

Significant Achievements in 2022
•In September, the Partnership completed the acquisition of Woodford Express, LLC, which owns a gas gathering and processing system in the SCOOP play of Southern Oklahoma.
•In August, the Partnership completed the sale of our interest in Energy Transfer Canada.
•In March, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas.
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
Energy Transfer operates one of the largest intrastate pipeline systems in the United States providing energy logistics to major trading hubs and industrial consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas in Texas and Louisiana (Permian Basin and Barnett, Haynesville and Eagle Ford shales) through our Oasis Pipeline, our ETC Katy Pipeline, our RIGS pipeline, our natural gas pipeline and storage systems that are referred to as the ET Fuel System, and our HPL System. In addition, we operate EOIT in Oklahoma, delivering natural gas from various shale plays in the Anadarko and Arkoma Basins, as further described in “Asset Overview.”
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
We also own a 70% interest in Red Bluff Express Pipeline, which owns a pipeline in the Delaware Basin; and 16% membership interests in Comanche Trail Pipeline and Trans-Pecos Pipeline, both of which own pipelines delivering natural gas from the Waha Hub to the United States/Mexico border.
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 19,945 miles of interstate natural gas pipelines with approximately 20.1 Bcf/d of transportation capacity and another approximately 7,085 miles and 12.2 Bcf/d of transportation capacity through joint venture interests.
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
Lake Charles LNG Export, our wholly-owned subsidiary, is developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. Lake Charles LNG Export entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell’s business following the onset of the COVID-19 pandemic. The project as currently designed is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets.
Since the beginning of 2022, Lake Charles LNG Export has executed six LNG off-take agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. We have also signed nonbinding letter agreements with two Japanese customers for LNG offtake, and we are in active negotiations with several customers for long-term offtake contracts for significant volumes of LNG. We are making progress on all aspects of the project. Upon completion of the LNG project, we expect to realize significant incremental cash flows from transportation of natural gas on our Trunkline pipeline system, and other Energy Transfer pipelines upstream from Lake Charles.
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
Through our midstream segment, we own and operate natural gas gathering and NGL pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing capacity of approximately 11.7 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales in South Texas, West Texas, New Mexico, North Texas, East Texas, West Virginia, Pennsylvania, Ohio, Oklahoma, Arkansas, Kansas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets as well as our NGL assets.
Our midstream segment includes a 60% interest in Edwards Lime Gathering, LLC, which operates natural gas gathering, compression and treating facilities, and an oil pipeline and oil stabilization facility in South Texas; a 75% membership interest in ORS, which operates a natural gas gathering system in the Utica Shale in Ohio; a 50% membership interest in Mi Vida JV LLC, which operates a cryogenic processing plant in West Texas; and a 50% membership interest in Atoka Midstream LLC, which owns a natural gas gathering system in Oklahoma.
Our midstream segment results are derived primarily from margins we earn for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems and the natural gas and NGL volumes processed at our processing and treating facilities.

NGL and Refined Products Transportation and Services Segment
Our NGL and refined products operations transport, store and execute acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple markets.
Our NGL and refined products transportation and services segment includes:
•approximately 5,650 miles of NGL pipelines;
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
•NGL fractionation facilities with an aggregate capacity of 975 MBbls/d;
•NGL storage facility in Mont Belvieu with a working storage capacity of approximately 58 MMBbls; and
•other NGL storage assets, located at our Cedar Bayou, Hattiesburg and Spindletop storage facilities, and our Nederland, Marcus Hook and Inkster NGL terminals with an aggregate storage capacity of approximately 25 MMBbls.
The NGL pipelines primarily transport NGLs from the Permian Basin and the Barnett and Eagle Ford Shales to Mont Belvieu, Texas, as well as NGLs from the Marcellus and Utica Shales to both our Marcus Hook Terminal and to customer facilities in Marysville, Michigan and to delivery points on the Canadian border.
NGL terminalling services are facilitated by approximately 10 MMBbls of NGL storage capacity. These operations also support our liquids blending activities, including the use of our patented butane blending technology. Refined products operations provide transportation and terminalling services through the use of approximately 3,670 miles of refined products pipelines and 37 active refined products marketing terminals. Our marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 MMBbls of refined products storage capacity. Our refined products operations utilize our integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions throughout the United States. The mix of products delivered through our refined products pipelines varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. The products transported in these pipelines include multiple grades of gasoline and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
Revenues in this segment are principally generated from fees charged to customers under dedicated contracts or take-or-pay contracts. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Fees are market-based, negotiated with customers and competitive with regional regulated pipelines and fractionators. Storage revenues are derived from base storage and throughput fees. This segment also derives revenues from fee-based export activities, the marketing of NGLs and processing and fractionating refinery off-gas.
Crude Oil Transportation and Services Segment
Our crude oil operations provide transportation (via pipeline and trucking), terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Through our crude oil transportation and services segment, we own and operate (through wholly-owned subsidiaries or joint venture interests) approximately 11,315 miles of crude oil trunk and gathering pipelines in the southwestern, northwestern and midwestern United States. This segment includes equity ownership interests in six crude oil pipeline systems, the Bakken Pipeline system, Bayou Bridge Pipeline, White Cliffs Pipeline, Maurepas Pipeline, the Permian Express pipelines and Enable South Central Pipeline. Our crude oil terminalling services operate with an aggregate storage capacity of approximately 66 MMBbls, including approximately 31 MMBbls at our Gulf Coast terminal in Nederland, Texas, approximately 18.2 MMBbls at our Gulf coast terminal on the Houston Ship Channel and approximately 7.6 MMBbls at our Cushing facility in Cushing, Oklahoma. Our crude oil acquisition and marketing activities utilize our pipeline and terminal assets, our proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the midcontinent United States.

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
•transporting crude oil using our pipelines, terminals and trucks or, when necessary or cost effective, pipelines, terminals or trucks owned and operated by third parties; and
•marketing crude oil to major integrated oil companies, independent refiners and resellers through various types of sale and exchange transactions.
Investment in Sunoco LP
Sunoco LP is engaged in the distribution of motor fuels to independent dealers, distributors, and other commercial customers and the distribution of motor fuels to end-user customers at retail sites operated by commission agents. Additionally, it receives rental income through the leasing or subleasing of real estate used in the retail distribution of motor fuel. Sunoco LP also operates 76 retail stores located in Hawaii and New Jersey.
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
Sunoco LP is the exclusive wholesale supplier of the Sunoco-branded and EcoMaxx-branded motor fuels, supplying an extensive distribution network of approximately 5,563 Sunoco-branded company and third-party operated locations throughout the East Coast, Midwest, South Central and Southeast regions of the United States and Puerto Rico. In addition to distributing motor fuels, Sunoco LP also distributes other petroleum products such as propane and lubricating oil, and Sunoco LP receives rental income from real estate that it leases or subleases.
Sunoco LP operations primarily consist of fuel distribution and marketing.
Investment in USAC
USAC provides natural gas compression services throughout the United States, including the Utica, Marcellus, Permian Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. USAC provides compression services to its customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, USAC’s compression services play a critical role in the production, processing and transportation of both natural gas and crude oil. As of December 31, 2022, USAC had 3.7 million horsepower in its fleet.
USAC operates a modern fleet of compression units, with an average age of approximately 11 years. USAC’s standard new-build compression units are generally configured for multiple compression stages allowing USAC to operate its units across a broad range of operating conditions. As part of USAC’s services, it engineers, designs, operates, services and repairs its compression units and maintains related support inventory and equipment.
USAC provides compression services to its customers under fixed-fee contracts with initial contract terms typically between six months to five years, depending on the application and location of the compression unit. USAC typically continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay a monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of its cash flows. USAC is not directly exposed to commodity price risk because it does not take title to the natural gas or crude oil involved in its services and because the natural gas used as fuel by its compression units is supplied by its customers without cost to USAC.

USAC’s assets and operations are all located and conducted in the United States.
All Other Segment
Our “All Other” segment includes the following:
•Our gas marketing activities, which optimize basis pricing differentials by purchasing natural gas, transporting, primarily on company owned pipelines, and selling that gas primarily to industrial end-users or to other marketers.
•Our commodity marketing company, which focuses primarily on wholesale power trading activities.
•Our natural gas compression equipment business, which has operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.
•Our wholly-owned subsidiary, Dual Drive Technologies, Ltd., which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
•Our subsidiaries are involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include end-user coal handling facilities.
•In August 2022, we completed the sale of our 51% ownership interest in Energy Transfer Canada, which owns processing and gathering facilities in Alberta, Canada.

Asset Overview
The following descriptions include summaries of significant assets within the Partnership’s reportable segments. Amounts, such as capacities, volumes and miles included in the following descriptions are approximate and are based on information currently available; such amounts are subject to change based on future events or additional information.
The map below depicts the major assets of our core businesses, excluding the assets of Sunoco LP, USAC and the businesses in our all other segment. The map below and the maps included within the segment asset descriptions include certain non-wholly-owned joint ventures and exclude corporate and field offices and certain assets that are less significant to the Partnership on a consolidated basis.

Asset Overview
Natural Gas
Natural Gas Liquids (NGLs)
Crude
Refined Products
Storage
Fractionator
Terminals
Processing
Treating
Major Terminals
Marcus Hook Terminal
Eagle Point Terminal
Nederland Terminal
Midland Terminal
Houston Terminal
Cushing Terminal
Lake Charles Regas

Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
ET Fuel System	100%	3,150	5.2	11.2
Oasis Pipeline (1)	100%	750	2.0	—
Houston Pipeline (“HPL”) System	100%	3,920	5.3	52.5
ETC Katy Pipeline	100%	460	2.9	—
Regency Intrastate Gas System (“RIGS”)	100%	450	2.1	—
Enable Oklahoma Intrastate Transmission (“EOIT”)	100%	2,200	2.4	24.0
Comanche Trail Pipeline	16%	195	1.1	—
Trans-Pecos Pipeline	16%	140	1.4	—
Red Bluff Express Pipeline	70%	120	1.4	—
(1)Includes bi-directional capabilities

The following information describes our principal intrastate transportation and storage assets:
•The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipelines and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the three major natural gas trading centers in Texas: the Waha Hub near Pecos, Texas, the Maypearl Hub in Central Texas and the Carthage Hub in East Texas.
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
In addition, the ET Fuel System is integrated with our Godley processing plant which gives us the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from our gas gathering system known as the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.
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
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2022, we had approximately 17.2 Bcf committed under fee-based arrangements with third parties and approximately 32.8 Bcf stored in the facility for our own account.
•The ETC Katy Pipeline connects three treating facilities, one of which we own, with our gathering system known as Southeast Texas System. The ETC Katy pipeline serves producers in East and North Central Texas and provides access to the Katy Hub. The ETC Katy pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System.
•RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
•EOIT is a 2,200-mile pipeline system that provides natural gas transportation and storage services to customers in Oklahoma. EOIT is a web-like configuration with multidirectional flow capabilities between numerous receipt points and delivery points. EOIT delivers natural gas from the Anadarko and Arkoma Basins, including the SCOOP, STACK, Cana Woodford, Granite Wash, Cleveland, Tonkawa and Mississippi Lime Shale plays in western Oklahoma to utilities and industrial end users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT also has two underground natural gas storage facilities in Oklahoma, which operate at a combined capacity of 24 Bcf with a peak withdrawal rate of 0.60 Bcf/d.

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

Interstate Transportation and Storage

Asset Overview
Transwestern
Panhandle Eastern
EGT
FGT
MRT
SESH
Gulf Run
Tiger
Trunkline Gas
Fayetteville Express
Rover
Sea Robin/Stingray
Midcontinent Express
Storage

The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf)
Florida Gas Transmission (“FGT”)	50%	5,380	3.9	—
Transwestern Pipeline	100%	2,590	2.1	—
Panhandle Eastern Pipe Line (1)	100%	6,300	2.8	73.0
Trunkline	100%	2,190	0.9	13.0
Tiger	100%	200	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	740	2.0	—
Stingray Pipeline	100%	290	0.4	—
Rover Pipeline	32.6%	720	3.4	—
Midcontinent Express Pipeline	50%	510	1.8	—
Enable Gas Transmission (“EGT”)	100%	5,700	4.8	29.3
Mississippi River Transmission (“MRT”)	100%	1,600	1.7	48.9
Southeast Supply Header (“SESH”)	50%	290	1.1	—
Gulf Run Pipeline	100%	335(2)	3.0(2)	—
(1)Storage capacity figure includes storage leased from Southwest Gas and third-party companies.
(2)Includes the newly constructed 135-mile pipeline and approximately 200 miles of pipeline acquired from EGT.
The following information describes our principal interstate transportation and storage assets:
•FGT extends from South Texas through the Gulf Coast region of the United States to south Florida. FGT is the principal transporter of natural gas to the Florida energy market, delivering approximately 60% of the natural gas consumed in the state. In addition, FGT’s numerous intrastate and interstate pipeline interconnections with major interstate and intrastate natural gas pipelines provide access to diverse natural gas supply sources. FGT’s customers include electric utilities, independent power producers, industrial end-users and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture with Kinder Morgan, Inc.
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
•Panhandle Eastern Pipe Line’s transmission system consists of four large diameter mainline pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle contracts for over 73 Bcf of natural gas storage.
•Trunkline’s transmission system consists of one large diameter mainline pipeline with bi-directional capabilities, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and Michigan. Trunkline has one natural gas storage field located in Louisiana.
•Tiger is a bi-directional system that extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, interconnecting with multiple interstate pipelines.
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
•Stingray Pipeline is an interstate natural gas pipeline system with assets located in the western Gulf of Mexico and Johnson Bayou, Louisiana.
•Rover Pipeline is a large diameter pipeline which transports natural gas from processing plants in West Virginia, Eastern Ohio and Western Pennsylvania for delivery to other pipeline interconnects in Ohio and Michigan, where the gas is delivered for distribution to markets across the United States, as well as to Ontario, Canada.
•Midcontinent Express Pipeline originates near Bennington, Oklahoma and traverses northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline system in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with Kinder Morgan, Inc., the operator of the system.
•EGT provides natural gas transportation and storage services to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. EGT has two underground storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana. Through numerous pipeline interconnections along the system and at the Perryville Hub, EGT customers have access to the Midwest and Northeast markets, as well as most of the major natural gas consuming markets east of the Mississippi River.
•MRT provides natural gas transportation and storage services in Texas, Arkansas, Louisiana, Missouri and Illinois. MRT has underground natural gas storage facilities in Louisiana and Illinois. MRT receives natural gas from a variety of interstate and intrastate pipelines through its interconnections and delivers natural gas primarily to the St. Louis market.
•SESH, a 50/50 joint venture with Enbridge Inc., provides transportation services in Louisiana, Mississippi and Alabama. SESH transports natural gas from the Perryville Hub in Louisiana to its endpoint in Mobile County, Alabama. SESH has interconnections with third party natural gas pipelines and provides access to major Southeast and Northeast markets and transports directly to generating facilities in Mississippi and Alabama and to interconnecting pipelines that supply companies generating electricity for the Florida power market.
•Gulf Run Pipeline, placed in service in December 2022, is a large diameter pipeline that runs from the heart of the Haynesville Shale in East Texas and North Louisiana to the Carthage and Perryville natural gas hubs and other key markets along the Gulf Coast.
Regasification Facility
Lake Charles LNG, our wholly-owned subsidiary, owns an LNG import terminal and regasification facility located on Louisiana’s Gulf Coast near Lake Charles, Louisiana. The import terminal has approximately 9.0 Bcf of above ground LNG storage capacity and the regasification facility has a send out capacity of 1.8 Bcf/d.

Liquefaction Project
Lake Charles LNG Export, our wholly-owned subsidiary, is developing a natural gas liquefaction project at the site of our Lake Charles LNG import terminal and regasification facility. The project would utilize existing dock and storage facilities owned by Lake Charles LNG located on the Lake Charles site. Lake Charles LNG Export entered into a prior development agreement with Shell in March 2019; however, Shell withdrew from the project in March 2020 due to adverse market factors affecting Shell’s business following the onset of the COVID-19 pandemic. The project as currently designed is fully permitted by federal, state and local authorities, has all necessary export licenses and benefits from the infrastructure related to the existing regasification facility at the same site, including four LNG storage tanks, two deep water docks and other assets.
Since the beginning of 2022, Lake Charles LNG Export has executed six LNG off-take agreements, for an aggregate of nearly 8 million tonnes per annum, including a 20-year LNG agreement with Shell NA LNG LLC. We have also signed nonbinding letter agreements with two Japanese customers for LNG offtake, and we are in active negotiations with several customers for long-term offtake contracts for significant volumes of LNG. We are making progress on all aspects of the project. Upon completion of the LNG project, we expect to realize significant incremental cash flows from transportation of natural gas on our Trunkline pipeline system, and other Energy Transfer pipelines upstream from Lake Charles.
The export of LNG produced by the liquefaction project from the United States would be undertaken under long-term export authorizations issued by the DOE to Lake Charles LNG Export. In March 2013, Lake Charles LNG Export obtained a DOE authorization to export LNG to countries with which the United States has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In July 2016, Lake Charles LNG Export also obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”). In October 2020, the DOE extended the FTA Authorization and Non-FTA Authorization to 30- and 25-year terms, respectively, following first deliveries on or before December 2025, consistent with the FERC authorization for the project. The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively, commencing with the completion of construction of the liquefaction facility. In addition, Lake Charles LNG Export received its wetlands permits from the USACE to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.

Midstream

Asset Overview
Permian
Midcontinent
South Texas
North Central Texas
Ark-La-Tex
Eastern
Processing

The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)
South Texas	2,430
Ark-La-Tex	1,990
North Central Texas	700
Permian	2,815
Midcontinent	3,585
Eastern	200
The following information describes our principal midstream assets:
South Texas Region:
•Our South Texas assets, which include the Southeast Texas System and the Eagle Ford System, are an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and the Eagle Ford Shale.
The assets in our Southeast Texas System include a large natural gas gathering system that covers thirteen counties between Austin and Houston, Texas and connects to the Katy Hub through the ETC Katy Pipeline and is also connected to the Oasis Pipeline. This system also includes three natural gas processing plants (La Grange, Alamo and Brookeland) with an aggregate capacity of 510 MMcf/d. These plants process the rich gas that flows through our gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into our NGL pipelines.

Our treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.
The assets in our Eagle Ford System consist of 30-inch and 42-inch natural gas gathering pipelines originating in Dimmitt County, Texas, and extending to both our King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. These assets also include four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with an aggregate capacity of 1.9 Bcf/d. Our Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines.
•We own a 60% interest in Edward Lime Gathering, LLC, which operates natural gas gathering, compression and treating facilities, and an oil pipeline and oil stabilization facility in South Texas.
Ark-La-Tex Region:
•Our Ark-La-Tex assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, Tristate, Logansport, Magnolia, Olympia, Amoruso, and Lumberjack systems, which collectively include eleven natural gas treating facilities, with aggregate capacity of 3.0 Bcf/d.
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in north and west Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, a residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region, and an NGL pipeline that connects to a third party that provides access to the Mont Belvieu market for NGLs produced from our processing plants. Collectively, the fourteen natural gas processing facilities (Dubach, Dubberly, Lisbon, Salem, Elm Grove, Minden, Ada, Lincoln, Rosewood, Mt. Olive, Panola, Sligo and Waskom) have an aggregate capacity of 2.0 Bcf/d.
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, as well as other pipelines, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
North Central Texas Region:
•The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. Our North Central Texas assets include our Godley plant, which processes rich gas produced from the Barnett Shale and STACK play, with an aggregate capacity of 700 MMcf/d. The Godley plant is integrated with the ET Fuel System.
Permian Region:
•The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the midcontinent region of the United States and Texas natural gas markets. The NGL market outlets includes our NGL pipeline system. The Permian Basin Gathering System includes twelve processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keystone, Tippet, Orla, Panther, Rebel, Grey Wolf and Arrowhead) with an aggregate processing capacity of 2.6 Bcf/d and one natural gas conditioning facility with an aggregate capacity of 200 MMcf/d.
•We own a 50% membership interest in Mi Vida JV LLC, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. We operate the plant and related facilities on behalf of the joint venture.
•The Partnership previously owned a 50% membership interest in Ranch Westex JV LLC, which was sold in 2022.
Midcontinent Region:
•The Midcontinent Systems are located in three large natural gas producing regions in the United States: the Hugoton Basin in southwest Kansas, the Anadarko Basin in the Texas Panhandle and Oklahoma, including the STACK and SCOOP plays, and the Arkoma Basin in Eastern Oklahoma and Arkansas. These mature basins have continued to provide generally long-lived, predictable production volumes. Our Midcontinent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Midcontinent Systems include 24 natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Hamlin, Spearman, Crescent, Rose Valley, Hopeton, Bradley, Bradley II, McClure, Wheeler, South Canadian, Clinton, Roger Mills, Canute, Cox City, Thomas, Calumet and Wetumka) with an aggregate capacity of approximately 3.1 Bcf/d.

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
•We own a 50% membership interest in Atoka Midstream LLC, which owns a natural gas gathering system in Oklahoma.
•In September 2022, we acquired Woodford Express, LLC, which has cryogenic gas processing and treatment capacity of 450 MMcf/d and over 200 miles of gathering lines that are connected to Energy Transfer’s pipeline network.
Eastern Region:
•The Eastern Region assets are located in eleven counties in Pennsylvania, four counties in Ohio, three counties in West Virginia, and gather natural gas from the Marcellus and Utica Shales. Our Eastern Region assets include approximately 600 miles of natural gas gathering pipelines, natural gas trunklines, fresh-water pipelines, and nine gathering and processing systems, as well as the 200 MMcf/d Revolution processing plant, which feeds into our Mariner East and Rover pipeline systems.
•We also own a 51% membership interest in Aqua – ETC Water Solutions LLC, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.
•We own a 75% membership interest in ORS. On behalf of ORS, we operate its Ohio Utica River System, which consists of 47 miles of 36-inch, 13 miles of 30-inch and 3 miles of 24-inch gathering trunklines, and which delivers up to 3.6 Bcf/d to Rockies Express Pipeline, Texas Eastern Transmission, Leach Xpress, Rover and DEO TPL-18.
NGL and Refined Products Transportation and Services

Asset Overview
Natural Gas Liquids (NGLs)
Refined Products
Storage
Fractionator
Terminals
Processing/Treating
Marcus Hook Terminal
Nederland Terminal

The following details the assets in our NGL and refined products transportation and services segment:

Description of Assets	Miles of Liquids Pipeline	NGL Fractionation / Processing Capacity (MBbls/d)	Working Storage Capacity (MBbls)
Liquids Pipelines:
Gulf Coast NGL Express	900	—	—
West Texas Gateway	510	—	—
Other Permian Basin NGL	1,600	—	—
Mariner East	680	—	—
Mariner West	450	—	—
Mont Belvieu to Nederland	270
White Cliffs(1)	540	—	—
Other NGL	600	—	—
Liquids Fractionation and Storage Facilities:
Mont Belvieu	—	940	58,000
Spindletop	—	—	8,000
ET Geismar Olefins(2)	100	35	—
Hattiesburg	—	—	5,200
Cedar Bayou	—	—	1,600
NGL Terminals:
Nederland	—	—	1,900
Orbit Gulf Coast	—	—	1,200
Marcus Hook	—	—	6,000
Inkster	—	—	860
Refined Products Pipelines:
Eastern region	1,580	—	—
Midcontinent region	440	—	—
Southwest region	550	—	—
Inland	600	—	—
JC Nolan Pipeline	500	—	—
Refined Products Terminals:
Eagle Point	—	—	6,700
Marcus Hook Terminal	—	—	930
Marcus Hook Tank Farm	—	—	1,900
Marketing Terminals	—	—	7,700
JC Nolan Terminal	—	—	130
(1)The White Cliffs Pipeline consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline.
(2)Additionally, the ET Geismar Olefins off-gas processing facility has inlet volume capacity of 54 MMcf/d.
The following information describes our principal NGL and refined products transportation and services assets:
•Gulf Coast NGL Express is an interstate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipelines, with throughput capacity of approximately 900 MBbls/d, that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility.
•West Texas Gateway transports mixed NGLs produced in the Permian Basin and the Eagle Ford Shale to Mont Belvieu, Texas and has a throughput capacity of approximately 240 MBbls/d.

•The Mariner East Pipeline System, consisting of Mariner East 2 and Mariner East 2x, has an aggregate capacity of 350 to 375 MBbls/d and transports NGLs from the Marcellus and Utica Shales in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Terminal on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets.
•The Mont Belvieu to Nederland Pipeline System consists of three pipelines and delivers export-grade propane, butane and natural gasoline from our Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas and has a total throughput capacity of approximately 530 MBbls/d. In addition, it includes an export-grade ethane pipeline utilized for our Orbit Gulf Coast joint venture as described below.
•The Mariner West pipeline provides transportation of ethane from the Marcellus Shale processing and fractionating areas in Houston, Pennsylvania to Marysville, Michigan and the Canadian border and has a throughput capacity of approximately 50 MBbls/d.
•The White Cliffs NGL pipeline, in which we have 51% ownership interest, transports mixed NGLs produced in the DJ Basin to Cushing, Oklahoma where it interconnects with the Southern Hills Pipeline to move NGLs to Mont Belvieu, Texas and has a throughput capacity of approximately 90 MBbls/d.
•Other NGL pipelines include the 127-mile Justice pipeline, the 45-mile Freedom pipeline, the 20-mile Spirit pipeline and a 50% interest in the 87 mile Liberty pipeline.
•Our Mont Belvieu storage facility is an integrated liquids storage facility with approximately 58 MMBbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined products pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators. We have an additional 8 MMBbls of salt dome capacity at our Spindletop facility which we acquired in March 2022, and is located in Beaumont, Texas.
•Our Mont Belvieu fractionators handle NGLs delivered from several sources, including the Gulf Coast NGL Express, West Texas Gateway and Justice pipelines.
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
•The Nederland Terminal, in addition to crude oil activities, also provides approximately 1.9 MMBbls of storage and distribution services for NGLs in connection with the Mont Belvieu to Nederland Pipeline System, which provides transportation of propane, butane and natural gasoline products from our Mont Belvieu, Texas storage and fractionation complex to the Nederland Terminal, where such products can be exported via ship.
•The Orbit Gulf Coast joint venture consists of a 70-mile, 20-inch ethane pipeline with a throughput capacity of approximately 200 MBbls/d, delivering from our Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas, as well as a 180 MBbls/d ethane refrigeration facility and 1.2 MMBbls of storage capacity.
•The Marcus Hook Terminal includes fractionation, terminalling and storage assets, with a capacity of approximately 2 MMBbls of NGL storage capacity in underground caverns, 4 MMBbls of above-ground NGL refrigerated storage, and related commercial agreements. The terminal has a total active refined products storage capacity of approximately 1 MMBbls. The facility can receive NGLs and refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Terminal currently serves as an off-take outlet for our Mariner East Pipeline System.
The Marcus Hook Terminal also has a tank farm with total refined products storage capacity of approximately 2 MMBbls. The terminal receives and delivers refined products via pipeline and primarily provides terminalling services to support movements on our refined products pipelines.

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
•The Eastern region refined products pipelines consist of 6-inch to 16-inch diameter refined product pipelines in eastern, central and north central Pennsylvania, 8-inch refined products pipeline in western New York and various diameter refined products pipelines in New Jersey (including 80 miles of the 16-inch diameter Harbor Pipeline).
•The midcontinent region refined products pipelines primarily consist of 3-inch to 12-inch refined products pipelines in Ohio and 6-inch and 8-inch refined products pipeline in Michigan.
•The Southwest region refined products pipelines are located in East Texas and consist primarily of 8-inch and 12-inch diameter refined products pipeline.
•The Inland refined products pipeline consists of 12-, 10-, 8- and 6-inch diameter pipelines in the western, northwestern, and northeastern regions of Ohio.
•The JC Nolan Pipeline, a joint venture between a wholly-owned subsidiary of the Partnership and a wholly-owned subsidiary of Sunoco LP, transports diesel fuel from a tank farm in Hebert, Texas to Midland, Texas, and has a throughput capacity of approximately 36 MBbls/d.
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
•The JC Nolan Terminal, a joint venture between a wholly-owned subsidiary of the Partnership and a wholly-owned subsidiary of Sunoco LP, provides diesel fuel storage in Midland, Texas.
•This segment also includes the following joint ventures: a 15% membership interest in Explorer, a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur and Houston, Texas and extends to Chicago, Illinois; a 31% membership interest in the Wolverine Pipe Line Company, a 1,055-mile pipeline that originates from Chicago, Illinois and extends to Detroit, Grand Haven, and Bay City, Michigan; a 17% membership interest in the West Shore Pipe Line Company, a 650-mile pipeline which originates in Chicago, Illinois and extends to Madison and Green Bay, Wisconsin; a 14% membership interest in the Yellowstone Pipe Line Company, a 710-mile pipeline which originates from Billings, Montana and extends to Moses Lake, Washington.

Crude Oil Transportation and Services

Asset Overview
Crude
Terminals
Nederland Terminal
Midland Terminal
Houston Terminal
Cushing Terminal

The following details our pipelines and terminals in its crude oil transportation and services operations:

Description of Assets	Ownership Interest	Miles of Crude Pipeline	Working Storage Capacity (MBbls)
Dakota Access Pipeline	36.40%	1,170	—
Energy Transfer Crude Oil Pipeline	36.40%	745	—
Bayou Bridge Pipeline	60%	210	—
Permian Express Pipelines	87.7%	1,760	—
Wattenberg Oil Trunkline	100%	75	360
White Cliffs Pipeline(1)	51%	530	100
Maurepas Pipeline	51%	35	—
Other Crude Oil Pipelines	100%	6,790	—
Nederland Terminal	100%	—	31,000
Fort Mifflin Terminal	100%	—	3,300
Eagle Point Terminal	100%	—	1,800
Midland Terminal	100%	—	1,000
Marcus Hook Terminal	100%	—	1,000
Houston Terminal	100%	—	18,200
Cushing Terminal	100%	—	7,600
Patoka, Illinois Terminal	87.7%	—	1,900

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
Crude Oil Pipelines
Our crude oil pipelines consist of approximately 11,315 miles of crude oil trunk and gathering pipelines in the southwest, northwest and midwest United States, including our wholly-owned interests in West Texas Gulf, Permian Express Terminal LLC, Mid-Valley and Wattenberg Oil Trunkline. Additionally, we have equity ownership interests in six crude oil pipelines. Our crude oil pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Our crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.
•Bakken Pipeline. The Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline are collectively referred to as the “Bakken Pipeline.” The Bakken Pipeline is a 1,915-mile pipeline that transports domestically produced crude oil from the Bakken/Three Forks production areas in North Dakota to a storage and terminal hub outside of Patoka, Illinois, or to gulf coast connections including our crude terminal in Nederland, Texas. The Bakken Pipeline has a capacity of up to 750 MBbls/d. The pipeline transports light, sweet crude oil from North Dakota to major refining markets in the Midwest and Gulf Coast regions.
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
The Energy Transfer Crude Oil Pipeline consists of approximately 675 miles of mostly 30-inch converted natural gas pipeline and 70 miles of new 30-inch pipeline from Patoka, Illinois to Nederland, Texas, where the crude oil can be refined or further transported to additional refining markets.
•Bayou Bridge Pipeline. The Bayou Bridge Pipeline is a joint venture between Energy Transfer and a subsidiary of Phillips 66, in which we have a 60% ownership interest and serve as the operator of the pipeline. Phase I of the pipeline is a 30-inch pipeline from Nederland, Texas to Lake Charles, Louisiana, and Phase II of the pipeline, is a 24-inch pipe from Lake Charles, Louisiana to St. James, Louisiana. Bayou Bridge Pipeline has a capacity of approximately 480 MBbls/d of light and heavy crude oil from different sources to the St. James crude oil hub, which is home to important refineries located in the Gulf Coast region.
•Permian Express Pipelines. The Permian Express pipelines are part of the PEP joint venture and include the Permian Express 1, Permian Express 2, Permian Express 3, Permian Express 4, Permian Longview, Louisiana Access, Longview to Louisiana and Nederland Access pipelines. These pipelines are comprised of crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma and provide takeaway capacity from the Permian Basin, with origins in multiple locations in West Texas.
•White Cliffs Crude Pipeline. White Cliffs Pipeline owns a 12-inch common carrier, crude oil pipeline, with a throughput capacity of 100 MBbls/d, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma.
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
We also own and operate crude oil pipeline and gathering systems in Oklahoma and Kansas. We have the ability to deliver substantially all of the crude oil gathered on our Oklahoma and Kansas systems to Cushing, Oklahoma. We are one of the largest purchasers of crude oil from producers in the area and our crude oil acquisition and marketing activities business is the primary shipper on our Oklahoma crude oil system.
We also own crude oil and condensate gathering assets in the Anadarko Basin and the Williston Basin. The Anadarko Basin assets were designed and built to serve the crude oil and condensate production in the SCOOP and STACK plays. A portion of these operations are conducted through Enable South Central Pipeline, a joint venture with a subsidiary of CVR Energy, Inc., which is operated by us and in which we own a 60% membership interest. The Williston Basin crude oil and produced water gathering assets were designed and built to receive crude oil on pipelines near our customers’ wells for delivery to third-party transportation pipelines, and produced water gathering pipelines for delivery to third-party disposal wells.
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
•Midland. The Midland terminal is located in Midland, Texas and includes approximately 1 MMBbls of crude oil storage, a combined 20 lanes of truck loading and unloading, and provides access to the Permian Express 2 pipeline.
•Marcus Hook. The Marcus Hook Terminal can receive crude oil via marine vessel and can deliver via marine vessel and pipeline. The terminal has a total active crude oil storage capacity of approximately 1 MMBbls.
•Patoka, Illinois. The Patoka, Illinois terminal is a tank farm owned by the PEP joint venture and is located in Marion County, Illinois. The facility includes 234 acres of owned land and provides for approximately 1.9 MMBbls of crude oil storage.
•Houston. The Houston Terminal consists of storage tanks located on the Houston Ship Channel with an aggregate storage capacity of 18.2 MMBbls used to store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. This facility has five deep-water ship docks on the Houston Ship Channel capable of loading and unloading Suezmax cargo vessels and seven barge docks which can accommodate 23 barges simultaneously, three crude oil pipelines connecting to four refineries and numerous rail and truck loading spots.

•Cushing. The Cushing Terminal has approximately 7.6 MMBbls of crude oil storage, of which 5.6 MMBbls are leased to customers and 2.0 MMBbls are available for crude oil operations, blending and marketing activities. The storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, and two-way connections with all of the other major storage terminals in Cushing. The Cushing terminal also includes truck unloading facilities.
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
Investment in Sunoco LP
Sunoco LP’s fuel distribution and marketing operations are conducted by the following consolidated subsidiaries:
•    Sunoco, LLC (“Sunoco LLC”), a Delaware limited liability company, primarily distributes motor fuel in more than 40 states and territories throughout the East Coast, Midwest, South Central and Southeast regions of the United States. Sunoco LLC also processes transmix and distributes refined product through its terminals in Alabama, Arkansas, Florida, Indiana, Illinois, Maryland, New Jersey, New York, Texas and Virginia;
•    Sunoco Retail LLC (formerly Sunoco Property Company LLC) (“Sunoco Retail”), a Pennsylvania limited liability company, owns and operates retail stores that sell motor fuel and merchandise primarily in New Jersey and distributes motor fuel in Puerto Rico. Sunoco Retail also leases owned sites to commissioned agents who sell motor fuels to the motoring public on Sunoco Retail’s behalf for a commission;
•    Aloha Petroleum LLC, a Delaware limited liability company, distributes motor fuel and operates terminal facilities on the Hawaiian Islands; and
•Aloha Petroleum, Ltd. (“Aloha”), a Hawaii corporation, owns and operates retail stores on the Hawaiian Islands and leases owned sites to commission agents who sell motor fuels on Aloha’s behalf for a commission.
Sunoco LP purchases motor fuel primarily from independent refiners and major oil companies and distributes it throughout the East Coast, Midwest, South Central and Southeast regions of the United States, as well as Hawaii to:
•76 company owned and operated retail stores;
•504 independently operated commission agent locations where Sunoco LP sells motor fuel to customers under commission agent arrangements with such operators;
•6,897 retail stores operated by independent operators, which are referred to as “dealers” or “distributors,” pursuant to long-term distribution agreements; and
•approximately 1,800 other commercial customers, including unbranded retail stores, other fuel distributors, school districts and municipalities and other industrial customers.
Sunoco LP’s operations also include retail operations in Hawaii and New Jersey, credit card services and franchise royalties.
Investment in USAC
The following details the assets of USAC:
USAC’s modern, standardized compression unit fleet is powered primarily by the Caterpillar, Inc.’s 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which USAC defines as 400 horsepower per unit or greater, represented 87.1% of its total fleet horsepower as of December 31, 2022. The remainder of its fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications.

The following table provides a summary of USAC’s compression units by horsepower as of December 31, 2022:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	502,012	2,956	—	—	502,012	2,956	12.9%	54.2%

Large horsepower
>400 and <1,000	428,947	732	—	—	428,947	732	11.1%	13.4%
>1,000	2,785,895	1,698	165,000	66	2,950,895	1,764	76.0%	32.4%
Total large horsepower	3,214,842	2,430	165,000	66	3,379,842	2,496	87.1%	45.8%
Total horsepower	3,716,854	5,386	165,000	66	3,881,854	5,452	100.0%	100.0%
(1)As of December 31, 2022, USAC had 66 large horsepower units, consisting of 165,000 horsepower, on order for delivery during 2023.
All Other
The following details the significant assets in the “All Other” segment.
Compression
We own Dual Drive Technologies, Ltd, which provides compression services to customers engaged in the transportation of natural gas, including our other segments.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2022, we owned or controlled approximately 733 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities.
Canadian Operations
In August 2022, we completed the sale of our 51% ownership interest in Energy Transfer Canada, which owns processing and gathering facilities in Alberta, Canada.
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
Credit Risk and Customers
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
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
During the year ended December 31, 2022, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation
Regulation of Interstate Natural Gas Pipelines. The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. FGT, Transwestern, Panhandle, Trunkline, Tiger, Fayetteville Express, Rover, Sea Robin, Midcontinent Express, EGT, MRT, SESH, Stingray and Southwest Gas transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to approximately $1.5 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the Energy Policy Act of 2005, the CEA and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.
Regulation of Intrastate Natural Gas and NGL Pipelines. Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates and terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the NGPA. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates and terms and conditions of some transportation and storage services provided on our pipeline systems of Enable Oklahoma Intrastate Transmission, LLC, Oasis Pipeline, LP, Houston Pipe Line Company LP, ETC Katy Pipeline, LLC, Energy Transfer Fuel, LP, , Lobo Pipeline Company, LLC, Pelico Pipeline, LLC, Regency Intrastate Gas LP, Red Bluff Express Pipeline, LLC, Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
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
In December 2020, FERC issued an order setting the indexed rate at PPI-FG plus 0.78% during the five-year period commencing July 1, 2021 and ending June 30, 2026. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 through June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. Such appeals remain pending at the D.C. Circuit. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
In November 2017, the FERC responded to a petition for declaratory order and issued an order that may have significant impacts on the way a marketer of crude oil or petroleum products that is affiliated with an interstate pipeline can price its services if those services include transportation on an affiliate’s interstate pipeline. In particular, the FERC’s November 2017 order prohibits buy/sell arrangements by a marketing affiliate if: (i) the transportation differential applicable to its affiliate’s interstate pipeline transportation service is at a discount to the affiliated pipeline’s filed rate for that service; and (ii) the pipeline affiliate subsidizes the loss. Several parties have requested that the FERC clarify its November 2017 order or, in the alternative, grant rehearing of the November 2017 order. The FERC denied requests for rehearing of the November 17 order on December 15, 2022.
Finally, on December 15, 2022, the FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service, which addresses whether a contract for committed transportation service complies with the Interstate Commerce Act where the only shipper to obtain the committed service is an affiliate of the regulated entity. If adopted, the proposed policy statement would create a rebuttable presumption that affiliate contracts are unduly discriminatory and not just and reasonable in certain circumstances and require a pipeline to produce additional evidentiary support for affiliate contracts rates and terms. This follows a trend of increased scrutiny by FERC on affiliated contracts across all industries regulated by the FERC. Initial comments on the proposed policy statement are due on February 13, 2023.
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

The HLPSA and NGPSA have been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $0.1 million to $0.2 million for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. In May 2021, PHMSA issued a final rule increasing those maximum civil penalties to approximately $0.2 million per day, with a maximum of approximately $2 million for a series of violations, to account for inflation. Upon reauthorization of PHMSA, Congress often directs the agency to complete certain rulemakings. For example, in the Consolidated Appropriations Bill for Fiscal Year 2021, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemaking. To that end, in November 2021, PHMSA issued a final rule significantly expanding reporting and safety requirements of operators of gas gathering pipelines. The rule imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Additionally, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas from related pipeline facilities. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022.
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
Uncertainty about the future course of regulation continues to exist following the change in U.S. presidential administrations in January 2021. Upon taking office, the Biden Administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, several regulatory developments have occurred, but it remains unclear the degree to which this will continue. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group has not yet published its final recommendations. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas and, in turn, have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2022 and 2021, accruals of $282 million and $293 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of ETC Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $219 million and $234 million at December 31, 2022 and 2021, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by ETC Sunoco, closed and/or sold refineries and other formerly owned sites. We have established a wholly-owned captive insurance company for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2022, the captive insurance company held $145 million of cash and investments.
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
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $282 million in environmental accruals as of December 31, 2022.
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

President Biden’s January 2021 climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As noted above, a separate executive order issued in January 2021 established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group has not yet published its final recommendations.
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
Natural Resource Reviews. The National Environmental Policy Act (“NEPA”) provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act, often requiring coordination with numerous governmental authorities. The NEPA review process can be lengthy and subjective, resulting in delays in obtaining federal approvals for projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. In July 2020, the Council on Environmental Quality (“CEQ”) issued final revisions to NEPA regulations that seek to conform the scope of direct, indirect, and cumulative impact analyses for proposed projects subject to NEPA with existing case law. However, in October 2021, the CEQ published a proposed rule to restore, in general, NEPA regulations that were in effect before being modified by the 2020 revisions. The final rule has not yet been published. More stringent environmental impact analyses under or third-party challenges with respect to the sufficiency of any environmental impact statement or assessment prepared pursuant to NEPA could adversely impact such projects in the form of delays or increased compliance and mitigations costs.
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
Human Capital Management
As of December 31, 2022, Energy Transfer and its consolidated subsidiaries employed an aggregate of 12,565 employees, 1,369 of which are represented by labor unions. We believe that our relations with our employees are good.
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
Commitment to Protecting Public Health, Safety and the Environment. Protecting public health and the environment is the primary initiative for our environmental management teams, both in the construction and operation of our assets. These teams consist of environmental engineers, scientists and geologists focused on ensuring that our environmental management systems responsibly and efficiently reduce emissions, protect and preserve the land, water and air around us, and remain in compliance with all applicable regulations. Our environmental, health and safety department’s more than 200 environmental and safety professionals provide environmental and safety training to our field representatives. This group also assists others throughout the organization in identifying continuous training for personnel, including the training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are communicated to all employees and contractors with the expectation that each individual has the obligation to make safety the highest priority. Our safety culture aims to promote an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events through a comprehensive process that promotes leadership, employee involvement, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, maintaining clean facilities, contractor safety, and personal wellness. Energy Transfer’s goal is operational excellence, which means an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. The

OSHA Total Reportable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety programs. TRIR provides companies with a look at their safety record performance for the year by calculating the number of recordable incidents per 200,000 hours worked. Our TRIR was 1.01 for 2022, out of more than 18 million hours worked during the year, compared to a TRIR of 0.88 for 2021. We believe the Partnership’s low TRIR speaks to the investment in and focus on safety and environmental compliance as well as the reliability of our assets.
For additional information on our Human Capital Management initiatives, please see our Corporate Responsibility Report available on our website at http://www.energytransfer.com/corporate-responsibility. Information contained on our website is not part of this report.
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

ITEM 1A. RISK FACTORS
The following is a summary of important risk factors that are specific to our business, industry and partnership structure that could materially impact our future performance and results of operations. These risk factors should be reviewed when considering an investment in our securities. These are not all the risks we face, and other factors that we face in the ordinary course of business, that are currently considered immaterial or that are currently unknown to us may impact our future operations.
Risk Factor Summary
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
•failure to secure debt and equity financing for capital projects on acceptable terms, including as a result of recent increases in cost of capital resulting from changes in monetary policy by the Federal Reserve and/or changes in financial institutions’ policies or practices concerning businesses linked to fossil fuels;
•any increased costs or reduced demand for crude oil and natural gas as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;
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

Risk Factor Discussion
The following discussion provides additional information regarding each of our risk factors listed above. In addition, Sunoco LP and USAC file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information.
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
•the impact of weather, geopolitical events such as the armed conflict in Ukraine and political instability in the Middle East, public health crises such as pandemics (including COVID-19), and other events of nature on the demand for natural gas, NGLs, refined products and oil;
•the availability of storage, terminal and transportation systems, and refining, processing and treating facilities;
•the price, availability and marketing of competitive fuels;
•supply chain disruptions and inflation;
•the demand for electricity;
•activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related products;
•rising interest rates and slowing economic growth;
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
Our business could be negatively impacted by inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
The U.S. economy has experienced rising inflation in 2022. A sustained increase in inflation may continue to increase our costs for labor, services, and materials. Further, our producer suppliers and customers face inflationary pressures and resulting impacts, such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, which could increase the cost of production which in turn may limit the level of drilling activity in the regions in which we operate. Our throughput volumes may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our results of operations and financial condition.
An impairment of goodwill and intangible assets could reduce our earnings.
As of December 31, 2022, our consolidated balance sheet reflected $2.6 billion of goodwill and $5.4 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
During 2022, two customers accounted for approximately 42% of our intrastate transportation and storage revenues. During 2022, four customers collectively accounted for 39% of our interstate transportation and storage revenues.
Certain of our joint ventures also depend on key customers. Citrus has long-term agreements with its top two customers which accounted for 52% of its 2022 revenue. For the Trans-Pecos and Comanche Trail pipelines, a single customer is the primary shipper.
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
Severe market disruptions could cause some of our counterparties to file for bankruptcy protection, in which case our existing contracts with those counterparties may be rejected by the bankruptcy court. Following the request of one of our FERC-regulated natural gas pipelines, the FERC commenced a proceeding to determine whether the public interest requires abrogation or modification of a firm transportation agreement with one of our shippers. By order dated November 9, 2020, FERC held that the record did not support a finding that the public interest presently required abrogation or modification of the subject firm transportation agreement. The shipper subsequently filed for bankruptcy. Thereafter, on July 19, 2022, the Fifth Circuit Court of Appeals rejected FERC’s jurisdictional basis for its earlier public interest decision, vacated the November 9, 2020 order and a settlement has been reached regarding the agreement in the underlying bankruptcy proceeding. We will attempt to remarket the subject capacity and, depending on the availability of alternatives to our services, any resulting contracts may have terms that are less favorable to us than the former shipper’s contract.
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
As of December 31, 2022, approximately 11% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Our information technology and infrastructure, physical assets and data, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events (e.g., distributed denial of service attacks, ransomware attacks) that are beyond our control. These events can result from malfeasance by external parties, such as hackers, or due to human error by our or our service providers’ employees and contractors (e.g., due to social engineering or phishing attacks). In addition, a new development similar to the COVID-19 pandemic could present additional operational and cybersecurity risks to our information technology infrastructure and physical assets if our providers begin or resume work-from-home arrangements.
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
Our Gulf Coast facilities are strategically situated on prime real estate located in the Houston Ship Channel, which is in close proximity to both supply sources and demand sources. In recent years, the success of the Port of Houston has led to an increase in vessel traffic driven in part by the growing overseas demand for U.S. crude, gasoline, liquefied natural gas and petrochemicals and in part by the Port of Houston’s recent decision to accept large container vessels, which can restrict the flow of other cargo. Increasing congestion in the Port of Houston, which is currently the busiest port in the U.S. by waterborne tonnage and which has increased volumes in each of the last two years, could cause our customers or potential customers to divert their business to smaller ports in the Gulf of Mexico, which could result in lower utilization of our facilities.
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
As of December 31, 2022, we had approximately $48.26 billion of consolidated debt, excluding the debt of our unconsolidated joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:
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
In addition to our exposure to commodity prices, we have significant exposure to changes in interest rates, including the significant increases in prevailing interest rates as a result of changes in federal monetary and fiscal policy. Approximately $3.16 billion of our consolidated debt as of December 31, 2022 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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
The Inflation Reduction Act of 2022 could decrease demand for crude oil and natural gas and could impose new costs on our operations.
In August 2022, President Biden signed the IRA 2022, which contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first-ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their greenhouse gas emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

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
One of the ways that we have grown our business is through the construction of additions to our existing gathering, compression, treating, processing and transportation systems. The construction of new pipelines and related facilities (or the improvement and repair of existing facilities) involves numerous regulatory, environmental, political and legal uncertainties beyond our control and requires the expenditure of significant amounts of capital that we will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third-party contractors, may result in increased costs or delays in construction. For example, in recent years, pipeline projects by many companies have been subject to several challenges by environmental groups, such as challenges to agency reviews under the NEPA and to the USACE NWP program. Any changes to the USACE NWP program that exclude our projects from coverage could require us to reroute pipeline projects, or seek individual permits that involve longer permitting timelines, leading to construction delays. For more information on the NWP program, see our regulatory disclosure titled “Clean Water Act.” Separately, cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows. Moreover, our revenues may not increase immediately following the completion of a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, but we may not materially increase our revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of oil and natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as our ability to obtain commitments from producers in the area to utilize the newly constructed pipelines. In this regard, we may construct facilities to capture anticipated future growth in oil or natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
The liquefaction project is dependent upon securing long-term contractual arrangements for the off-take of LNG on terms sufficient to support the financial viability of the project.
Lake Charles LNG Export, our wholly-owned subsidiary, is in the process of developing a liquefaction project at the site of our existing regasification facility in Lake Charles, Louisiana. The project would utilize existing dock and storage facilities owned by us located on the Lake Charles site. The parties’ determination as to the feasibility of the project will be particularly dependent upon the prospects for securing long-term contractual arrangements for the off-take of LNG which in turn will be dependent upon supply and demand factors affecting the price of LNG in foreign markets. The financial viability of the project will also be dependent upon a number of other factors, including the expected cost to construct the liquefaction facility, the terms and conditions of the financing for the construction of the liquefaction facility, the cost of the natural gas supply, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia). Some of these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that the parties will determine to proceed to develop this project.

The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
While Lake Charles LNG Export has received authorization from the DOE to export LNG to non-Free Trade Agreements (“non-FTA”) countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest. The FERC order (issued December 17, 2015) authorizing Lake Charles LNG Export to site, construct and operate the liquefaction project contains a condition requiring all phases of the liquefaction project to be completed and in-service within five years of the date of the order. The order also requires the modifications to our Trunkline pipeline facilities that connect to our Lake Charles facility and additionally requires execution of a transportation contract for natural gas supply to the liquefaction facility prior to the initiation of construction of the liquefaction facility. On December 5, 2019, the FERC granted an extension of time until and including December 16, 2025, to complete construction of the liquefaction project and pipeline facilities modifications and place the facilities into service. On January 31, 2022, Lake Charles LNG Export filed seeking an extension of time until and including December 16, 2028 to complete construction of the liquefaction facilities modifications and place the facilities into service. The FERC issued an order granting the extension of time request on May 6, 2022.
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
Williams filed a complaint against Energy Transfer and its affiliates (“Energy Transfer Defendants”) in the Delaware Court of Chancery (the “Court”), alleging that the Energy Transfer Defendants breached the merger agreement (the “Merger Agreement”) between Williams, Energy Transfer, and several of Energy Transfer’s affiliates by (i) failing to use commercially reasonable efforts to obtain the delivery of a tax opinion concerning Section 721 of the Internal Revenue Code, (ii) issuing the Partnership’s series A convertible preferred units (the “Issuance”), and (c) making allegedly untrue representations and warranties in the Merger Agreement (collectively, the “Williams Litigation”). Following a ruling by the Court on June 24, 2016, which allowed for the subsequent termination of the Merger Agreement by Energy Transfer on June 29, 2016, Williams filed a notice of appeal to the Supreme Court of Delaware. Williams filed an amended complaint on September 16, 2016 and sought a $410 million termination fee (the “Termination Fee”) and additional damages of up to $10 billion based on the purported lost value of the merger consideration. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that the Energy Transfer Defendants breached an additional representation and warranty in the Merger Agreement. The Energy Transfer Defendants filed amended counterclaims and affirmative defenses on

September 23, 2016 and sought a $1.48 billion termination fee under the Merger Agreement and additional damages caused by Williams’ misconduct. These damages claims are based on the alleged breaches of the Merger Agreement, as well as new allegations that Williams breached the Merger Agreement by failing to disclose material information that was required to be disclosed in the Form S-4. On September 29, 2016, Williams filed a motion to dismiss the Energy Transfer Defendant’ amended counterclaims and to strike certain of the Energy Transfer Defendants’ affirmative defenses. On December 1, 2017, the Court issued a Memorandum Opinion granting Williams’ motion to dismiss in part and denying it in part. On March 23, 2017, the Delaware Supreme Court affirmed the Court’s June 24, 2016 ruling, and as a result, Williams conceded that its $10 billion damages claim is foreclosed, although the Termination Fee claim remained pending.
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
On September 21, 2022, the Court entered a final judgment against the Energy Transfer Defendants in the amount of approximately $601 million plus post-judgment interest at a rate of 3.5% per year. The Energy Transfer Defendants filed the notice of appeal of this matter on October 21, 2022 and filed their opening brief in support of their appeal on December 30, 2022. Williams filed their answering brief on January 20, 2023, and the Energy Transfer Defendants filed their reply brief on February 6, 2023.
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact our business and results of operations.
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. Additionally, several candidates for political office in both state and federal government have announced intentions to impose greater restrictions on hydraulic fracturing or produced water disposal. For example, on January 27, 2021, the Biden Administration issued an executive order temporarily suspending the issuance of new authorizations, and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters (but not tribal lands that the federal government merely holds in trust). The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, followed by a permanent injunction in August 2022, effectively halting implementation of the leasing suspension. Relatedly, the Department of the Interior (“DOI”) released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. In 2022, the recommendations in this report resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business. Separately, in November 2022, the BLM proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient. In addition, the Colorado Oil and Gas Conservation Commission adopted new rules to cover a variety of matters related to public health, safety, welfare, wildlife, and environmental resources; most significantly, these rule changes establish more stringent setbacks (2,000-foot, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, additional restrictions for oil and gas activities, such as requiring even greater setbacks. While the final impacts of these developments cannot be predicted, the adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our financial condition or results of operations.

Legal or regulatory actions related to the Dakota Access Pipeline could cause an interruption to current or future operations, which could have an adverse effect on our business and results of operations.
On July 27, 2016, the Standing Rock Sioux Tribe and other Native American tribes (the “Tribes”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the USACE permitting Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE allowing the pipeline to cross land owned by the USACE adjacent to the Missouri River. As a result of this litigation, the District Court vacated the easement, ordered USACE to prepare an Environmental Impact Statement (“EIS”), and order the pipeline shutdown and drained of oil. Dakota Access and USACE appealed this decision and moved for a stay of the District Court’s orders. On August 5, 2020, the Court of Appeals granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, but the Court of Appeals denied a stay of the easement vacatur. The August 5, 2020 order also stated that the Court of Appeals expected the USACE to clarify its position with respect to whether USACE intends to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary. Following this order, the Tribes filed a motion with the District Court seeking an injunction to prevent the continued operation of the pipeline. On January 26, 2021, the Court of Appeals affirmed the District Court’s order requiring an EIS and its order vacating the easement. In the same January 26 order, the Court of Appeals also overturned the District Court’s July 6, 2020 order that the pipeline be shut down and emptied of oil because of the lack of findings sufficient to satisfy the legal requirements for injunctive relief, including a finding of irreparable harm to the Tribes in the absence of an injunction. Dakota Access filed for rehearing en banc on April 12, 2021, which the Court of Appeals denied. On September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General and plaintiffs, and Dakota Access has filed its reply.
The District Court scheduled a status conference for February 10, 2021 to discuss the impact of the Court of Appeals’ ruling on the pending motion for injunctive relief, as well as USACE’s expectations as to how it will proceed in light of the Court of Appeals’ recent vacatur ruling. USACE filed a motion for a continuance of the status conference until April 9, 2021, and this motion was approved by the District Court on February 9, 2021. Dakota Access and the Tribes filed their supplemental declarations on April 19, 2021 and April 26, 2021, respectively. On April 26, 2021, the District Court requested that USACE advise it by May 3, 2021 as to USACE’s current position, if it has one, with respect to the motion. On May 3, 2021, USACE advised the District Court that it had not changed its position with respect to its opposition to the Tribes’ motion for injunction. The USACE also advised the District Court that it expected that the EIS will be completed by March 2022. On May 21, 2021 the District Court denied the plaintiffs’ request for an injunction. The District Court further directed the parties to file a joint status report by June 11, 2021 concerning potential next steps in the litigation. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing Rock Sioux Tribe withdrew as a cooperating agency on the draft EIS, prompting the USACE to temporarily pause on the draft EIS. Although we are not certain as to the timeline, the USACE now estimates that the draft EIS will be published sometime in the spring of 2023. For further information, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.
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
By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding. On December 16, 2022, the FERC issued its order on Panhandle’s rate case. On January 17, 2023, Panhandle filed its request for rehearing in the proceeding.
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023 with an initial decision anticipated by November 15, 2023. By a subsequent order dated February 14, 2023, the procedural schedule was suspended based on representations that the participants have reached an agreement in principle to resolve all issues in this proceeding and a settlement is being prepared for filing at FERC.

On December 1, 2022, Sea Robin filed a general rate proceeding under Section 4 of the NGA reflecting a general rate increase for gathering and transportation services. A hearing in the proceeding is scheduled for October 24, 2023 with an initial decision anticipated by March 19, 2024.
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
•siting and construction of new facilities;
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
The FERC issued a Notice of Inquiry (“NOI”) on April 19, 2018 (“2018 NOI”) initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities (“1999 Policy Statement”), issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. On February 18, 2021, the FERC issued another NOI (“2021 NOI”), reopening its review of the 1999 Policy Statement. Comments on the 2021 NOI were due on May 26, 2021. In September 2021, FERC issued a Notice of Technical Conference on Greenhouse Gas Mitigation related to natural gas infrastructure projects authorized under Sections 3 and 7 of the Natural Gas Act. A technical conference was held on November 19, 2021, and post-technical conference comments were submitted to the FERC on January 7, 2022. On February 18, 2022, the FERC issued two new policy statements: (1) an Updated Policy Statement on the Certificate of New Interstate Natural Gas Facilities and (2) a Policy Statement on the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews (“2022 Policy Statements”), to be effective that same day. On March 24, 2022, the FERC issued an order designating the 2022 Policy Statements as draft policy statements, and requested further comments. The FERC stated that it will not apply the now draft 2022 Policy Statements to pending applications or applications to be filed at FERC until it issues any final guidance on these topics. Comments on the 2022 Policy Statements were due on April 25, 2022, and reply comments were due on May 25, 2022. We are unable to predict what, if any, changes may be proposed as a result of the 2022 Policy Statements that might affect our natural gas pipeline or LNG facility projects, or when such new policies, if any, might become effective. We do not expect that any change in these policy statements would affect us in a materially different manner than any other natural gas pipeline company operating in the United States.
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
On October 20, 2022, the FERC issued a policy statement on the Standard Applied to Complaints Against Oil Pipeline Index Rate Changes to establish guidelines regarding how the FERC will evaluate shipper complaints against oil pipeline index rate increases. Specifically, the policy statement adopted the proposal in the FERC’s earlier Notice of Inquiry issued on March 25, 2020 to eliminate the “Substantially Exacerbate Test” as the preliminary screen applied to complaints against index rate increases and instead adopt the proposal to apply the “Percentage Comparison Test” as the preliminary screen for both protests and complaints against index rate increases. At this time, we cannot determine the effect of a change in the FERC’s preliminary screen for complaints against index rates changes, however, a revised screen would result in a threshold aligned with the existing threshold for protests against index rate increases. Any complaint or protest raised by a shipper could materially and adversely affect our financial condition, results of operations or cash flows.
On June 18, 2020, FERC issued a NOI requesting comments on a proposed oil pipeline index for the five-year period commencing July 1, 2021 and ending June 30, 2026, and requested comments on whether and how the index should reflect the Revised Policy Statement and FERC’s treatment of accumulated deferred income taxes as well as FERC’s revised ROE methodology.
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. Such appeals remain pending at the D.C. Circuit.
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
Our midstream and intrastate transportation and storage operations are generally exempt from FERC regulation under the NGA, but FERC regulation still significantly affects our business and the market for our products. The rates, terms and conditions of service for the interstate services we provide in our intrastate gas pipelines and gas storage are subject to FERC regulation under Section 311 of the NGPA. Our pipeline systems of Enable Oklahoma Intrastate Transmission, LLC, Oasis Pipeline, LP, Houston Pipe Line Company LP, ETC Katy Pipeline, LLC, Energy Transfer Fuel, LP, Lobo Pipeline Company, LLC, Pelico Pipeline, LLC, Regency Intrastate Gas LP, Red Bluff Express Pipeline, LLC, Trans-Pecos Pipeline, LLC and Comanche Trail Pipeline, LLC provide such services. Under Section 311, rates charged for transportation and storage must be fair and equitable. Amounts collected in excess of fair and equitable rates are subject to refund with interest, and the terms and conditions of service, set forth in the pipeline’s statement of operating conditions, are subject to FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our costs of service, our cash flow would be negatively affected.
Our midstream and intrastate gas and oil transportation pipelines and our intrastate gas storage operations are subject to state regulation. All of the states in which we operate midstream assets, intrastate pipelines or intrastate storage facilities have adopted some form of complaint-based regulation, which allow producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to the fairness of rates and terms of access. The states in which we operate have ratable take statutes, which generally require gathering pipelines to take, without undue discrimination, production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Should a complaint be filed in any of these states or should regulation become more active, our business may be adversely affected.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Energy Transfer GC NGL’s pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. In 2013, Energy Transfer GC NGL’s pipeline also commenced the interstate transportation of NGLs, which is subject to the FERC’s jurisdiction under the Interstate Commerce Act (“ICA”) and the Energy Policy Act. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however, if the FERC’s ratemaking methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by the FERC if the NGLs are transported in interstate or foreign commerce, whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, petroleum products and NGLs on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
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
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in October 2019, PHMSA published the first of three regulations relating to new or more stringent requirements for certain natural gas lines and gathering lines, that had originally been proposed in 2016 as part of PHMSA’s “Gas Megarule.” The rulemaking imposed numerous requirements on onshore gas transmission pipelines relating to MAOP, reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs, non-HCAs, Class 3 and Class 4 areas by 2023, and the consideration of seismicity as a risk factor in integrity management. PHMSA’s second final rule, applicable to hazardous liquid transmission and gathering pipelines, significantly extended and expanded the reach of certain integrity management requirements, use of in-line inspection tools by 2039 (unless the pipeline cannot be modified to permit such use), increased annual, accident, and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. The third final rule was published in August 2022, which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements, among other items. The changes adopted by these rulemakings could have a material adverse effect on our results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. In March 2022, PHMSA issued a final rule increasing the maximum administrative fines for safety violations were increased to account for inflation, with maximum civil penalties set at $239,142 per day, with a maximum of $2,391,412 for a series of violations. Upon reauthorization of PHMSA, Congress often directs the agency to complete certain rulemakings. For example, in the Consolidated Appropriations Bill for Fiscal Year 2021, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemaking, To that end, PHMSA issued the three final rules discussed above, significantly expanding reporting and safety requirements of operators of gas gathering pipelines, imposing safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators, and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Additionally, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas from related pipeline facilities. The safety enhancement requirements and other provisions of Congressional mandates to PHMSA, as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.
Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes which activities are subject to environmental and worker health and safety laws and regulations that may cause us to incur significant costs and liabilities.
Our business is subject to stringent federal, tribal, state, and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for the construction and operation of our pipelines, plants and facilities, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from our construction and operations activities. Several governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations, suspension and debarment from federal contracting opportunities, the occurrence of delays in permitting and completion of projects, and the issuance of injunctive relief. For example, following a state grand jury investigation and the filing of charges alleging criminal misconduct involving the construction and related activities of the Mariner East 2 pipeline (“Mariner 2”), in August 2022 we entered into a plea of no contest with the Pennsylvania Attorney General’s Office that requires us to pay fines to the Commonwealth, pay for independent evaluations of potential water quality impacts to residential water supplies and compensate any affected homeowners, and to also pay $10 million to support water quality improvement projects. Any additional requirements from the PADEP regarding Mariner 2 or other of our pipeline projects may result in delays in the completion of these projects. Subsequently, the EPA issued a Notice of Proposed Debarment (“NPD”) on October 28, 2022, arising from SPLP’s and ETC Northeast Pipeline, LLC’s nolo contendere plea agreements and convictions for violations of Pennsylvania’s Clean Streams Law related to the Revolution and Mariner 2 pipelines. The following entities were proposed for debarment: (1) SPLP (pleading entity); (2) ETC Northeast Pipeline, LLC (pleading entity); (3) Energy Transfer LP; (4) SemGroup LLC; and (5) LE GP, LLC. The NPD presently prevents the named entities from pursuing or renewing Federal government contracts or Federal financial assistance agreements. While we are engaging with the EPA to attempt to resolve the matter, at this time there can be no assurance that the EPA will not finalize a debarment applicable to the named entities for a set period of time, or expand the debarment to other Energy Transfer affiliates. Currently, none of the entities named in the NPD are party to any Federal government contracts or Federal financial assistance agreements.
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
Uncertainty about the future course of regulation continues to exist following the change in U.S. presidential administrations in January 2021. Upon taking office, the Biden Administration issued an executive order directing all federal agencies to review and take action to address any federal regulations promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, several regulatory developments have occurred, but it remains unclear the degree to which this will continue . The executive order also established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group’s interim estimate of the social cost of carbon has been subject to litigation in 2022, but is in use while litigation is pending. EPA has also separately developed its own proposal for a social cost of carbon, which is significantly higher than that proposed by the Working Group. The EPA’s proposal is currently undergoing independent peer review and is not yet in use by the agency. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas and, in turn, have a material adverse effect on our business, financial condition or results of operations.
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
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level to date. However, Canada has implemented a federal carbon pricing regime, and, in the United States, President Biden has announced that he intends to pursue substantial reductions in greenhouse gas emissions, particularly from the oil and gas sector. For example, on January 27, 2021, President Biden signed an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, an increase in the production of offshore wind energy, and an increased emphasis on climate-related risks across government agencies and economic sectors. In August 2022, the IRA 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The IRA 2022 imposes a methane emissions charge on sources required to report their GHG emissions to the EPA, which would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022.Additionally, the EPA has adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission
Federal agencies also have begun directly regulating GHG emissions, such as methane, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart OOOOa standards expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In September 2020, the EPA finalized amendments to Subpart OOOOa that rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs. In addition, the rulemaking removes from the oil and natural gas category the natural gas transmission and storage segment. However, Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities, Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called “green well” completion requirements. In November 2022, the EPA released its supplemental methane proposal. Among other items, the proposal sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023. Several states have also adopted, or are considering, adopting, regulations related to GHG emissions, some of which are more stringent than those implemented by the federal government. Methane emission standards imposed on the oil and gas sector could result in increased costs to our operations or those of our customers as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
At the international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in signing the “Paris Agreement,” a treaty that requires member countries to submit individually-determined, non-binding GHG emission reduction goals every five years beginning in 2020. Although the United States withdrew from the Agreement under the Trump administration, President Biden recommitted the United States in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at COP26 during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, amongst other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase-out of fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future.
President Biden’s January 2021 climate change executive order also directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. This pause was subsequently subject to a permanent injunction in August 2022, effectively halting implementation of the leasing suspension with respect to those leases canceled or postponed prior to March 24, 2021. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As noted above, a separate executive order issued in January 2021 established a Working Group that is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” During 2021, the Working Group published interim estimates of the social costs of carbon, methane, and nitrous oxide and sought public comment on these estimates. The Working Group’s interim estimate of the social cost of carbon, $51 per ton, has been subject to litigation in 2022, but is in use while litigation is pending. It is difficult to predict how these measures may impact our business; however, any new restrictions on oil and gas permitting or leasing on federal lands could discourage new oil and gas development by our customers, which could have an adverse effect on our business.
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
There are also increasing financing risks for fossil fuel energy companies, as various investors become increasingly concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing for fossil fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive for investment, and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it has joined NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the United States’ largest banks will participate in a pilot climate scenario analysis exercise, expected to be launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. While we cannot predict what polices may result from these developments, such efforts could make it more difficult for exploration and production companies and midstream companies, like us, to secure funding as well as negatively affect the cost of, and terms for, financings to fund growth projects or other aspects of our business. Additionally, in March 2022 the SEC released a proposed rule requiring climate disclosures, which is expected to be finalized in early 2023. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
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
Supply and demand for crude oil, natural gas and other hydrocarbon products we handle is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil, natural gas and other hydrocarbon products, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes, governmental incentives and funding such as those provided in the IRA 2022, or consumer preferences could result in decreased demand for hydrocarbon products like crude oil, natural gas and NGLs that we handle. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.
Increased attention to ESG matters and conservation measures may adversely impact our business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our midstream services, reduced profits, increased risk of investigations and litigation, and negative impacts on the value of our assets and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our ESG profile. Moreover, while we are pursuing various low-carbon opportunities such as renewable power generation, renewable fuels, and carbon capture and storage projects through our alternative energy initiatives to address potential energy transition related risks, we cannot guarantee that we will be able to execute these projects in a timely manner because of permitting, technology, or other risks or that such opportunities will ultimately be successful.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires that certain classes of swaps be cleared on a derivatives clearing organization and traded on a designated contract markets or other regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators have also adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. We currently qualify for and rely upon an end-user exception from such clearing and margin requirements for the swaps we enter into to hedge our commercial risks. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirements to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
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
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. Separately, in October 2020, BOEM and BSEE published a proposed rule regarding financial assurance requirements for offshore leases, particularly regarding requirements for bonds above base amounts prescribed by regulation. At this time, we cannot determine with any certainty the amount of any additional financial assurance that may be ordered by BOEM and required of us in the future, or that such additional financial assurance amounts can be obtained. The final publication or implementation of this rule, as well as any new rules, regulations, or legal initiatives, could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. Separately, in January 2021, the Biden Administration issued orders temporarily suspending the issuance of new authorizations and suspending the issuance of new leases pending completion of a review of current practices, for oil and gas development on federal lands and waters. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021 and permanent injunction in August 2022, effectively halting implementation of the leasing suspension. Additionally, provisions in the IRA 2022 require that particular offshore oil and gas lease sales under the 2017 – 2022 leasing program proceed, and the DOI has reinstated or announced plans for those sales. In July 2022, the DOI published a proposed offshore leasing program for 2023 – 2028, although the approval process is ongoing and may be subject to change or challenge. Relatedly, the DOI released its report on federal gas leasing and permitting practices in November 2021, referencing a number of recommendations and an overarching intent to modernize the federal oil and gas leasing program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the DOI report will require Congressional action and we cannot predict the extent to which the recommendations may be implemented now or in the future, but restrictions on federal oil and gas activities have the potential to result in increased costs on us and our customers, decrease demand for our services on federal lands, and adversely impact our business and adversely impact our business. The Biden Administration also published an order calling for an increase in the production of offshore wind energy, which may impact the use of federal waters. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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

Risks Relating to Our Partnership Structure
Issuance of Common Units or Other Classes of Equity
We may issue an unlimited number of limited partner interests or other classes of equity without the consent of our Unitholders, which will dilute Unitholders’ ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.
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
Our common and series C, D and E preferred units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our Unitholders do not have the same protections afforded to stockholders of corporations that are subject to all of the corporate governance requirements of the applicable stock exchange.
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
Through his controlling interest in our general partner, Kelcy Warren owns all of the outstanding Energy Transfer Class A Units, which represents an approximately 20% voting interest in the Partnership. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren maintains a voting interest in the Partnership that is equivalent to his voting interest in the Partnership with respect to such Energy Transfer Class A Units (approximately 20%) prior to such issuance of common units. As a result, Mr. Warren is partially protected against the dilutive effect of additional common unit issuances by the Partnership with respect to voting. As of December 31, 2022, the Partnership had outstanding 765,896,700 Energy Transfer Class A Units.
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
If our Unitholders are dissatisfied with the general partner’s performance, they have limited ability to remove the general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner; however, Mr. Warren owns a significant number of common units and, through his controlling interest in the general partner, owns all of the outstanding Energy Transfer Class A Units, which vote together with the common units and entitle the holders of the Energy Transfer Class A Units to maintain the voting percentage in Energy Transfer represented by such Energy Transfer Class A Units as of the date the initial Energy Transfer Class A Units were issued (approximately 20%) any time new common units are issued. As of February 16, 2023, Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%. As a result of this and other limitations, it may be more difficult to remove the general partner.
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
Under Delaware law, unitholders could be held liable for our obligations to the same extent as a general partner if a court determined that the right of limited partners to remove our general partner or to take other action under the Partnership Agreement constituted participation in the “control” of our business. Additionally, under Delaware law, our general partner has unlimited liability for the obligations of Energy Transfer, such as our debts and environmental liabilities, except for those contractual obligations of Energy Transfer that are expressly made without recourse to the general partner.
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
If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, Unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2022, the directors and executive officers of our general partner owned approximately 11% of our Common Units.
Our Subsidiaries
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to pay distributions to our Unitholders and to service our debt depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. In particular, our Five-Year Credit Facility (as defined herein), limits our and certain of our subsidiaries’ ability to make distributions. If we are unable to obtain funds from our subsidiaries, we may not be able to pay distributions to our Unitholders or to pay interest or principal on our debt when due.
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
For the year ended December 31, 2022, sales of refined motor fuels accounted for approximately 98% of Sunoco LP’s total revenues and 72% of gross profit. A significant decrease in demand for motor fuel in the areas Sunoco LP serves could significantly reduce revenues and Sunoco LP’s ability to make distributions to its unitholders, including Energy Transfer. Sunoco LP revenues are dependent on various trends, such as trends in commercial truck traffic, travel and tourism in their areas of operation, and these trends can change. Regulatory action, including government imposed fuel efficiency standards, may also affect demand for motor fuel. Because certain of Sunoco LP’s operating costs and expenses are fixed and do not vary with the volumes of motor fuel distributed, their costs and expenses might not decrease ratably or at all should they experience such a reduction. As a result, Sunoco LP may experience declines in their profit margin if fuel distribution volumes decrease.
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
Sunoco LP does not own all of the land on which its retail service stations are located. Sunoco LP has rental agreements for approximately 35% of the company, commission agent or dealer operated retail service stations where Sunoco LP currently controls the real estate. Sunoco LP also has rental agreements for certain logistics facilities. As such, Sunoco LP is subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. Sunoco LP is also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by Sunoco LP are leased from third parties for specific periods. Sunoco LP’s inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on its financial condition, results of operations and cash flows.
Sunoco LP is subject to federal laws related to the Renewable Fuel Standard.
New laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. For example, certain independent refiners have initiated discussions with the EPA to change the way the Renewable Fuel Standard (“RFS”) is administered in an attempt to shift the burden of compliance from refiners and importers to blenders and distributors. Under the RFS, which requires an annually increasing amount of biofuels to be blended into the fuels used by U.S. drivers, refiners/importers are obligated to obtain renewable identification numbers (“RINs”) either by blending biofuel into gasoline or through purchase in the open market. If the obligation was shifted from the importer/refiner to the blender/distributor, the Partnership would potentially have to utilize the RINs it obtains through its blending activities to satisfy a new obligation and would be unable to sell RINs to other obligated parties, which may cause an impact on the fuel margins associated with Sunoco LP’s sale of gasoline. In addition, the RFS regulations are highly complex and evolving, and the RINs market is subject to significant price volatility as a result. In December 2022, the EPA released a proposed rule under the RFS for renewable fuel volumes for the years 2023-2025 that further increases targets for the production of renewable fuels. Subject to certain limitations, EPA now has significant discretion to set renewable fuel targets under the RFS, which could result in increased compliance obligations on refiners and importers and transportation fuels. The price of RINs to meet compliance obligations under the RFS could be substantial and adversely impact our financial condition.
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
USAC’s customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using USAC’s compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units more affordable to USAC’s customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and USAC’s customers may elect to use these alternative technologies instead of the gas lift compression services USAC provides. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for USAC’s compression services, which may have a material adverse effect on its business, results of operations, financial condition and reduce its cash available for distribution.
A significant portion of USAC’s services are provided to customers on a month-to-month basis, and USAC cannot be sure that such customers will continue to utilize its services.
USAC’s contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by USAC or USAC’s customers upon notice as provided for in the applicable contract. For the year ended December 31, 2022, approximately 29% of USAC’s compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize its services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on USAC’s business, results of operations, financial condition and cash available for distribution.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to each Unitholder and former Unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders and former Unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced.
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
Non-United States Unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a United States trade or business (“effectively connected income”). Income allocated to our Unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a United States trade or business. As a result, distributions to a non-United States Unitholder will be subject to withholding at the highest applicable effective tax rate and a non-United States Unitholder who sells or otherwise disposes of a unit will also be subject to United States federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. We intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
In general, our Unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is generally limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income.
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
Although we expect that much of the income we earn will be eligible for the 20% deduction for qualified publicly traded partnership income, the Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result income attributable to a guaranteed payment for use of capital recognized by holders of our Preferred Units is not eligible for the 20% deduction for qualified business income.
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
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, Note 11 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2022.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the following environmental proceedings were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental governmental proceedings if we reasonably believe that such proceedings reasonably could result in monetary sanctions in excess of $0.3 million.
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
As of December 31, 2022, Sunoco Defendants are defendants in four cases, including one case each initiated by the States of Maryland, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants ETO, ETP Holdco, and Sunoco Partners Marketing & Terminals L.P. (now known as Energy Transfer Marketing & Terminals L.P.).
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

On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On May 24, 2022, the District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. Energy Transfer and Rover intend to vigorously defend this claim.
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
Rover and Energy Transfer filed their answer to this order on March 21, 2022, and Enforcement Staff filed a reply on April 20, 2022. Rover and Energy Transfer filed their surreply to this order on May 13, 2022. Any and all losses, including any fines and penalties from government agencies, resulting from the general contractor’s alleged actions in conducting such HDD operations are subject to indemnity rights in favor of Rover and the Partnership. Given the stage of the proceedings, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any; however, the Partnership believes the indemnity described above will be applicable to the penalty proposed by Enforcement Staff and intends to vigorously defend itself against the subject claims.
On November 3, 2017, the State of Ohio and the Ohio Environmental Protection Agency (“Ohio EPA”) filed suit against Rover and other defendants (collectively, the “Defendants”) seeking to recover approximately $2.6 million in civil penalties allegedly owed and certain injunctive relief related to permit compliance. The Defendants filed several motions to dismiss, which were granted on all counts. The Ohio EPA appealed, and on December 9, 2019, the Fifth District court of appeals entered a unanimous judgment affirming the trial court. The Ohio EPA sought review from the Ohio Supreme Court. On April 22, 2020, the Ohio Supreme Court granted the review. On March 17, 2022, the Ohio Supreme Court reversed in part and remanded to the Ohio trial court. The Ohio Supreme Court agreed with Rover that the State of Ohio had waived its rights under Section 401 of the Clean Water Act but remanded to the trial court to determine whether any of the allegations fell outside the scope of the waiver. On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. The motions remain pending before the court.
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
On August 5, 2022, the PA AG held a press conference to announce that the matter had been resolved through an agreement whereby ETC Northeast Pipeline, LLC and SPLP entered a plea of no contest to all charges. The resolution also included terms that ETC Northeast Pipeline, LLC would pay an approximate $23 thousand fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection and SPLP would pay a $35 thousand fine to the Clean Water Fund at the Pennsylvania Department of Environmental Protection. Additionally, both companies would jointly establish a fund of approximately $0.4 million to create a Homeowner Well Water Supply Grievance Program and pay $10 million to support water quality improvement projects. The plea agreement was entered by court on August 12, 2022, and the matter is now closed.

In January 2019, we received notice from the DOJ on behalf of the EPA that a civil penalty enforcement action was being pursued under the Clean Water Act for an estimated 450 barrel crude oil release from the Mid-Valley Pipeline operated by SPLP and owned by Mid-Valley. The release purportedly occurred in October 2014 on a nature preserve located in Hamilton County, Ohio, near Cincinnati, Ohio. After discovery and notification of the release, SPLP conducted substantial emergency response, remedial work and primary restoration in three phases and the primary restoration has been acknowledged to be complete. Operation and maintenance (O&M) activities will continue for several years. In December of 2019, SPLP reached an agreement in principal with the EPA regarding payment of a civil penalty which will be subject to public comment. The DOJ, on behalf of United States Department of Interior Fish and Wildlife, and the Ohio Attorney General, on behalf of the Ohio EPA, along with technical representatives from those agencies have resolved in principal the natural resource damage assessment claims related to state endangered species and compensatory restoration.
On October 28, 2022, the EPA issued a Notice of Proposed Debarment (“NPD”) arising from SPLP’s and ETC Northeast Pipeline, LLC’s nolo contendere plea agreements and convictions for violations of Pennsylvania’s Clean Streams Law related to the Revolution and Mariner 2 pipelines. The following entities were proposed for debarment: (1) SPLP (pleading entity); (2) ETC Northeast Pipeline, LLC (pleading entity); (3) Energy Transfer LP; (4) SemGroup LLC; and (5) LE GP, LLC. The NPD presently prevents the named entities from pursuing or renewing Federal government contracts or Federal financial assistance agreements. We are engaging with the EPA to address the EPA’s concerns. Currently, none of the entities named in the NPD are party to any Federal government contracts or Federal financial assistance agreements.
In July 2021, Energy Transfer LP, Energy Transfer R&M and certain of their affiliates were named as parties in a complaint filed by the Ohio Petroleum Underground Storage Tank Release Compensation Board (“PUSTRCB”) to recover over $8.5 million paid by PUSTRCB to Energy Transfer R&M or on Energy Transfer R&M’s behalf due to alleged false, misleading and/or fraudulent representations. Specifically, in 1996, Energy Transfer R&M filed a lawsuit in the Superior Court of California (Los Angeles City) against its historic Commercial General Liability (“CGL”) insurers, excess and re-insurers entitled Jalisco et al. v. Argonaut et al. (“Jalisco”) - Case No. BC158441 - seeking a declaration of coverage under insurance policies which had been in place before 1986. The Jalisco action included refineries, Superfund sites, oil fields, pipelines, and service stations, among other sites, and the lawsuit was ultimately settled with the insurers. Sunoco, Inc. received reimbursement from PUSTRCB for costs incurred at service stations located in Ohio, and PUSTRCB now claims that Sunoco, Inc. failed to disclose to PUSTRCB the claims asserted against its insurers, the Jalisco action and the settlements and failed to repay the monies received from PUSTRCB. PUSTRCB seeks compensatory damages, restitution and disgorgement, punitive damages, interest and attorney’s fees. A $3.2 million settlement was agreed upon in December 2022, and the matter was resolved and dismissed in January 2023 without admission of responsibility.
On February 3, 2022, the State of New Mexico, ex rel. Hector Balderas, Attorney General filed a Complaint against ETO, Transwestern, Kinder Morgan, Inc., El Paso Natural Gas LLC, and Northwest Pipeline, LLC in Cause No. D-101-CV-2022-00174 in the First Judicial District Court, County of Santa Fe, State of New Mexico, seeking to recover statewide damages for contamination with PCBs used for decades by the oil and gas industry in the operation and maintenance of pipeline infrastructure. The complaint alleges discharge or release of PCBs into the natural environment from compressor stations in connection with the operation of the Transwestern Pipeline. Given the early stage of this proceeding, the Partnership is unable at this time to provide an assessment of the potential outcome or range of potential liability, if any.
On June 29, 2022, near Henderson, Tennessee, a Mid Valley Pipeline Company mowing contractor struck an exposed section of the 22-inch diameter Hornsby to Denver line segment while mowing. The brush cutter mowing implement cut open the pipeline and released an estimated 4,345 barrels of crude oil into the surrounding area. Approximately 3,343 barrels of crude oil were recovered during initial remediation activities with the remaining volume contained within the materials removed and disposed of in accordance with applicable environmental laws and regulations. Corrective action is being completed pursuant to the Tennessee DEC’s Division of Remediation - Voluntary Action Program. No injuries resulted from the incident. Mid Valley received a Notice of Federal Interest regarding the incident and has also supplied PHMSA with information as requested. No other government agency action has occurred at this time.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Units
As of February 10, 2023, there were approximately 12,000 holders of record of our common units, which number does not separately account for individual participants in securities positions listings. Common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in Energy Transfer’s Partnership Agreement.
As of December 31, 2022, limited partners own an aggregate 99.9% limited partner interest in us. Our General Partner owns an aggregate 0.1% general partner interest in us. Our common units are registered under the Exchange Act, and are listed for trading on the NYSE under the ticker symbol “ET.” Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all common units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The common units are entitled to distributions of Available Cash as described in “Cash Distribution Policy.”
Energy Transfer Class A Units
As of February 10, 2023, the Partnership had outstanding 765,933,429 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance of common units. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
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
(1)In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data,” all of ETO’s previously outstanding preferred units were converted to Energy Transfer Preferred Units with identical distribution and redemption rights.

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
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” of this report.
Discussion and analysis of matters pertaining to the year ended December 31, 2020 and year-to-year comparisons between the years ended December 31, 2021 and 2020 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on February 18, 2022.
Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” and “Energy Transfer” mean Energy Transfer LP and its consolidated subsidiaries.

OVERVIEW
The primary activities in which we are engaged, which are in the United States, and the operating subsidiaries through which we conduct those activities are as follows:
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
Energy Transfer derives cash flows from distributions related to its investment in its subsidiaries, including Sunoco LP and USAC. The amount of cash that our subsidiaries distribute to us is based on earnings from their respective business activities and the amount of available cash. Energy Transfer’s primary cash requirements are for distributions to its partners, general and administrative expenses and debt service requirements. Energy Transfer distributes its available cash remaining after satisfaction of the aforementioned cash requirements to its Unitholders on a quarterly basis.
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
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.

Recent Developments
Woodford Express Acquisition
On September 13, 2022, Energy Transfer completed the acquisition of 100% of the membership interests in Woodford Express, LLC, which owns a mid-continent gas gathering and processing system, for approximately $485 million plus working capital. The system, which is located in the heart of the SCOOP play, has 450 MMcf/d of cryogenic gas processing and treating capacity and over 200 miles of gathering lines, which are connected to Energy Transfer’s pipeline network. Woodford Express, LLC repaid aggregate principal of $292 million on its revolving credit facility and term loan on the closing date of the acquisition, which amount is included in the total consideration.
Energy Transfer Canada Sale
In August 2022, the Partnership completed the sale of its 51% interest in Energy Transfer Canada. The sale resulted in cash proceeds to Energy Transfer of $302 million.
Spindletop Assets Purchase
In March 2022, the Partnership purchased the membership interests in Caliche Coastal Holdings, LLC (subsequently renamed Energy Transfer Spindletop LLC), which owns an underground storage facility near Mont Belvieu, Texas, for approximately $325 million.
Sunoco LP’s Acquisitions
On November 30, 2022, Sunoco LP completed the acquisition of Peerless Oil & Chemicals, Inc., an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean, for $76 million, net of cash acquired.
On April 1, 2022, Sunoco LP completed the acquisition of a transmix processing and terminal facility in Huntington, Indiana for $252 million, net of cash acquired.
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
On July 18, 2018, the FERC issued a final rule establishing procedures to evaluate rates charged by the FERC-jurisdictional gas pipelines in light of the Tax Act and the FERC’s Revised Policy Statement. By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding. On December 16, 2022, the FERC issued its order on Panhandle’s rate case. On January 17, 2023, Panhandle filed its request for rehearing in the proceeding.
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
On December 17, 2020, FERC issued an order establishing a new index of PPI-FG plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, FERC-regulated liquids pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG minus 0.21%. FERC directed liquids pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Some parties sought rehearing of the January 20 order with FERC, which was denied by FERC on May 6, 2022. Certain parties have appealed the January 20 and May 6 orders. Such appeals remain pending at the D.C. Circuit.
On October 20, 2022, the FERC issued a policy statement on the Standard Applied to Complaints Against Oil Pipeline Index Rate Changes to establish guidelines regarding how the FERC will evaluate shipper complaints against oil pipeline index rate increases. Specifically, the policy statement adopted the proposal in the FERC’s earlier Notice of Inquiry issued on March 25, 2020 to eliminate the “Substantially Exacerbate Test” as the preliminary screen applied to complaints against index rate increases and instead adopt the proposal to apply the “Percentage Comparison Test” as the preliminary screen for both protests and complaints against index rate increases. At this time, we cannot determine the effect of a change in the FERC’s preliminary screen for complaints against index rates changes, however, a revised screen would result in a threshold aligned with the existing threshold for protests against index rate increases. Any complaint or protest raised by a shipper could materially and adversely affect our financial condition, results of operations or cash flows.
Trends and Outlook
Overall, we believe the Partnership’s outlook is strong, as it has a stable business that has demonstrated its ability to manage through various market cycles. We expect future growth to be supported by production improvements, improved market conditions, and increased utilization of our existing assets, as well as strong domestic and international demand for our products.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will continue to impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, type of service, contract term and other factors.
In addition, the U.S. economy has experienced rising inflation in 2022, which has resulted in higher costs for labor, services, and materials. Our suppliers and customers also face inflationary pressures, and our throughput volumes may be impacted if producers are constrained. While the rate and scope of various inflationary factors may increase our operating costs and capital expenditures materially, we anticipate that any such impacts would be recoverable in the prices of our services.
Ultimately, the extent to which our business will be impacted by future market developments depends on factors beyond our control, which are highly uncertain and cannot be predicted. In response to the recent market volatility and uncertainties, we have reduced growth capital spending in recent years, and we expect to continue to maintain a prudent level of growth capital spending going forward. See “Liquidity and Capital Resources” for additional information on our capital expenditures over the last two years and our forecasted capital expenditures for 2023.
We currently have ample liquidity to fund our business, and we do not anticipate any liquidity concerns in the immediate future (see “Liquidity and Capital Resources”). In addition, we continue to have access to the debt capital markets on generally favorable terms. In the event we seek additional equity or debt capital, our blended cost of capital for equity and debt is expected to be modestly higher in the near term; however, we will continue to evaluate growth projects and acquisitions as such opportunities may be identified in the future in light of this higher cost of capital.
In addition to the trends and outlook discussed above with respect to the Partnership’s existing business and finances, we also anticipate that the Partnership will continue to increase its focus on the development of alternative energy projects. The Partnership has announced several such projects recently and will continue to pursue opportunities aimed at continuing to reduce its environmental footprint throughout its operations.
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
Segment Adjusted EBITDA, as reported for each segment in the following table, is analyzed in the section titled “Segment Operating Results.” Adjusted EBITDA is a non-GAAP measure used by industry analysts, investors, lenders and rating agencies to assess the financial performance and the operating results of the Partnership’s fundamental business activities and should not be considered in isolation or as a substitution for net income, income from operations, cash flows from operating activities or other GAAP measures.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Consolidated Results

	Years Ended December 31,
	2022	2021	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,396	$3,483	$(2,087)
Interstate transportation and storage	1,753	1,515	238
Midstream	3,210	1,868	1,342
NGL and refined products transportation and services	3,025	2,828	197
Crude oil transportation and services	2,187	2,023	164
Investment in Sunoco LP	919	754	165
Investment in USAC	426	398	28
All other	177	177	—
Adjusted EBITDA (consolidated)	$13,093	$13,046	$47

	Years Ended December 31,
	2022	2021	Change
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,868	$6,687	$(819)
Depreciation, depletion and amortization	4,164	3,817	347
Interest expense, net of interest capitalized	2,306	2,267	39
Income tax expense	204	184	20
Impairment losses and other	386	21	365
Gains on interest rate derivatives	(293)	(61)	(232)
Non-cash compensation expense	115	111	4
Unrealized gains on commodity risk management activities	(42)	(162)	120
Inventory valuation adjustments (Sunoco LP)	(5)	(190)	185
Losses on extinguishments of debt	—	38	(38)
Adjusted EBITDA related to unconsolidated affiliates	565	523	42
Equity in earnings of unconsolidated affiliates	(257)	(246)	(11)
Other, net	82	57	25
Adjusted EBITDA (consolidated)	$13,093	$13,046	$47
Net Income. For the year ended December 31, 2022 compared to the prior year, net income decreased $819 million, or approximately 12%, primarily due to increases in non-cash expenses, the most significant of which were a $347 million increase in depreciation, depletion and amortization and a $365 million increase in impairment losses and other. The changes in these non-cash items are discussed further below. The change in net income also reflects changes in Adjusted EBITDA, which are also discussed below.
Adjusted EBITDA (consolidated). For the year ended December 31, 2022 compared to the prior year, Adjusted EBITDA increased $47 million primarily due to favorable results in multiple segments, the most significant of which were in our midstream segment, where Segment Adjusted EBITDA increased by $1.34 billion primarily due to favorable natural gas and NGL prices, increased production and the impacts of recent acquisitions. These increases were substantially offset by the impacts of Winter Storm Uri in February 2021, with the most significant impact in our intrastate transportation and storage segment.
Additional information on changes impacting Adjusted EBITDA for the year ended December 31, 2022 compared to the prior year, including other impacts from Winter Storm Uri and other non-storm-related factors, is available in “Segment Operating Results.”
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions.

Interest Expense, Net of Interest Capitalized. Interest expense, net of interest capitalized, increased primarily due to the following:
•interest expense recognized by the Partnership (excluding Sunoco LP and USAC) increased by $12 million primarily due to higher weighted-average interest rates on long-term debt;
•an increase of $19 million recognized by Sunoco LP primarily due to an increase in average total long-term debt and an increase in the weighted-average interest rate on long-term debt; and
•an increase of $8 million recognized by USAC primarily due to higher weighted-average interest rates and increased borrowings under its credit facility, partially offset by a decrease in amortization of debt issuance costs attributable to the amendment and restatement of its credit facility agreement in the prior comparable period.
Income Tax Expense. For the year ended December 31, 2022 compared to the same period last year, income tax expense increased due to recognition of a favorable valuation allowance adjustment for state net operating losses in a prior period.
Impairment Losses and Other. For the year ended December 31, 2022, impairment losses and other included an $85 million loss on the deconsolidation of Energy Transfer Canada, which was recorded upon the completion of the sale in August 2022. The amount also included a $300 million impairment related to Energy Transfer Canada’s assets recorded in March 2022 based on the anticipated proceeds from the expected sale of those assets. The remainder of the impairment losses were from USAC’s recognition of impairment losses related to its compression equipment.
For the year ended December 31, 2021, impairment losses included fixed asset impairments of $5 million recognized by USAC related to its compression equipment and $10 million recognized by Energy Transfer Canada related to a processing plant, as well as a $6 million impairment of intangible assets related to customer contracts within the Partnership’s crude operations.
Gains on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Gains on interest rate derivatives resulted from changes in forward interest rates, which caused our market value of our forward-starting swaps to increase in value, the effect of which was partially offset by a realized loss on the cash settlement of a portion of our these swaps.
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
Inventory Valuation Adjustments. Inventory valuation adjustments represent changes in lower of cost or market using the last-in, first-out method on Sunoco LP’s inventory. These amounts are unrealized valuation adjustments applied to fuel volumes remaining in inventory at the end of the period. During the years ended December 31, 2022 and 2021, increases in fuel prices reduced lower of cost or market reserve requirements by $5 million and $190 million, respectively, resulting in favorable impacts to net income.
Losses on Extinguishments of Debt. For the year ended December 31, 2021, the losses on extinguishments of debt was related to Sunoco LP’s repurchase of its 2026 senior notes in 2021, as well as the Partnership’s partial repayment of its Term Loan in April 2021 and repurchase of $900 million of 5.875% senior notes.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Other, net primarily includes amortization of regulatory assets and other income and expense amounts.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2022	2021	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$141	$157	$(16)
MEP	10	(17)	27
White Cliffs (1)	(8)	—	(8)
Explorer	25	24	1
Other	89	82	7
Total equity in earnings of unconsolidated affiliates	$257	$246	$11

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$326	$327	$(1)
MEP	45	18	27
White Cliffs	20	19	1
Explorer	41	39	2
Other	133	120	13
Total Adjusted EBITDA related to unconsolidated affiliates	$565	$523	$42

Distributions received from unconsolidated affiliates:
Citrus	$133	$235	$(102)
MEP	27	12	15
White Cliffs	19	29	(10)
Explorer	27	26	1
Other	88	77	11
Total distributions received from unconsolidated affiliates	$294	$379	$(85)
(1)For the year ended December 31, 2022, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by White Cliffs, which reduced the Partnership’s equity in earnings by $9 million.
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
The following tables identify the components of Segment Adjusted EBITDA, which is calculated as follows:
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
In addition, for certain segments, the following sections include information on the components of segment margin by sales type, which components are included in order to provide additional disaggregated information to facilitate the analysis of segment margin and Segment Adjusted EBITDA. For example, these components include transportation margin, storage margin, and other margin. These components of segment margin are calculated consistent with the calculation of segment margin; therefore, these components also exclude charges for depreciation, depletion and amortization.
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
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2022	2021	Change
Natural gas transported (BBtu/d)	14,497	11,918	2,579
Withdrawals from storage natural gas inventory (BBtu)	27,283	32,038	(4,755)
Revenues	$7,818	$8,571	$(753)
Cost of products sold	6,000	4,769	1,231
Segment margin	1,818	3,802	(1,984)
Unrealized gains on commodity risk management activities	(67)	(46)	(21)
Operating expenses, excluding non-cash compensation expense	(334)	(268)	(66)
Selling, general and administrative expenses, excluding non-cash compensation expense	(53)	(36)	(17)
Adjusted EBITDA related to unconsolidated affiliates	26	27	(1)
Other	6	4	2
Segment Adjusted EBITDA	$1,396	$3,483	$(2,087)

Volumes. For the year ended December 31, 2022 compared to the prior year, transported volumes increased primarily due to the acquisition of the Enable Oklahoma Intrastate Transmission system, as well as increased production in the Permian Basin and Haynesville Shale.
Segment Margin. The components of our intrastate transportation and storage segment margin were as follows:

	Years Ended December 31,
	2022	2021	Change
Transportation fees	$828	$740	$88
Natural gas sales and other (excluding unrealized gains and losses)	639	1,267	(628)
Retained fuel revenues (excluding unrealized gains and losses)	186	180	6
Storage margin, including fees (excluding unrealized gains and losses)	98	1,569	(1,471)
Unrealized gains on commodity risk management activities	67	46	21
Total segment margin	$1,818	$3,802	$(1,984)
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:
•a decrease of $1.47 billion in realized storage margin primarily due to higher physical storage margin from withdrawals during Winter Storm Uri in the prior period;
•a decrease of $628 million in realized natural gas sales and other primarily due to natural gas sales at prevailing market prices during Winter Storm Uri in the prior period;
•an increase of $66 million in operating expenses primarily due to a $31 million increase from expenses related to the addition of Enable, a $19 million increase in cost of fuel consumption from higher gas prices, a $10 million increase in ad valorem tax expense and a $7 million increase in utilities expense; and
•an increase of $17 million in selling, general and administrative expenses primarily due to the addition of Enable and higher legal expenses; partially offset by
•an increase of $88 million in transportation fees primarily due to fees on the recently acquired Enable Oklahoma Intrastate Transmission system, partially offset by fees related to Winter Storm Uri in the prior period; and
•an increase of $6 million in retained fuel revenues related to natural gas prices.
Interstate Transportation and Storage

	Years Ended December 31,
	2022	2021	Change
Natural gas transported (BBtu/d)	14,727	10,310	4,417
Natural gas sold (BBtu/d)	29	23	6
Revenues	$2,251	$1,841	$410
Cost of products sold	25	11	14
Segment margin	2,226	1,830	396
Operating expenses, excluding non-cash compensation, amortization, accretion and other non-cash expenses	(791)	(580)	(211)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(131)	(83)	(48)
Adjusted EBITDA related to unconsolidated affiliates	408	347	61
Other	41	1	40
Segment Adjusted EBITDA	$1,753	$1,515	$238
Volumes. For the year ended December 31, 2022 compared to the prior year, transported volumes increased primarily due to the impact of the Enable Acquisition, higher utilization on our Tiger system due to increased production in the Haynesville Shale and higher volumes on our Panhandle and Trunkline systems due to increased demand.

Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment increased due to the net impacts of the following:
•an increase of $396 million in segment margin primarily due to a $433 million increase from recently acquired assets, a $93 million increase in transportation revenue from several of our interstate pipeline systems due to higher contracted volumes and higher rates, and a $13 million increase in parking revenue. These increases were partially offset by a $63 million decrease from operational gas sales recorded in the prior period, a $34 million decrease in reservation fees resulting from shipper contract expirations and a shipper bankruptcy during the prior period, a $32 million decrease due to lower rates on our Panhandle system resulting from developments in an ongoing rate case and a $15 million decrease due to a shipper bankruptcy on our Rover system;
•an increase of $61 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to a $34 million increase from recently acquired assets, a $26 million increase from our Midcontinent Express Pipeline joint venture as a result of higher revenue due to capacity sold at higher rates, and a $1 million increase from our Fayetteville Express Pipeline joint venture due to lower expenses; and
•an increase of $40 million in other Adjusted EBITDA primarily due to the realization in the current period of certain amounts related to shipper bankruptcies that occurred in a prior period; partially offset by
•an increase of $211 million in operating expenses primarily due to a $182 million increase from recently acquired assets, a $17 million increase in employee and other direct expenses, and a $10 million increase in maintenance project costs; and
•an increase of $48 million in selling, general and administrative expenses primarily due to recently acquired assets.
Midstream

	Years Ended December 31,
	2022	2021	Change
Gathered volumes (BBtu/d)	18,582	13,230	5,352
NGLs produced (MBbls/d)	800	644	156
Equity NGLs (MBbls/d)	44	36	8
Revenues	$17,101	$11,316	$5,785
Cost of products sold	12,682	8,569	4,113
Segment margin	4,419	2,747	1,672
Unrealized gains on commodity risk management activities	—	(10)	10
Operating expenses, excluding non-cash compensation expense	(1,087)	(778)	(309)
Selling, general and administrative expenses, excluding non-cash compensation expense	(186)	(126)	(60)
Adjusted EBITDA related to unconsolidated affiliates	25	32	(7)
Other	39	3	36
Segment Adjusted EBITDA	$3,210	$1,868	$1,342
Volumes. For the year ended December 31, 2022 compared to the prior year, gathered volumes and NGL production increased due to increases in all regions.
Segment Margin. The following table presents the components of our midstream segment margin.

	Years Ended December 31,
	2022	2021	Change
Gathering and processing fee-based revenues	$3,035	$2,137	$898
Non-fee-based contracts and processing	1,384	600	784
Unrealized gains on commodity risk management activities	—	10	(10)
Total segment margin	$4,419	$2,747	$1,672

Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:
•an increase of $177 million in non-fee-based margin due to favorable natural gas prices of $64 million and NGL prices of $113 million;
•an increase of $464 million in non-fee-based margin due to recent acquisitions, as well as increased production in the South Texas, Northeast and Permian regions;
•an increase of $143 million in non-fee-based margin due to the impacts of Winter Storm Uri in the prior period;
•an increase of $898 million in fee-based margin due to recent acquisitions, as well as increased throughput in the South Texas, Northeast and Permian regions; and
•an increase of $36 million in other primarily due to the realization in the current period of certain amounts related to a shipper bankruptcy that occurred in a prior period; partially offset by
•an increase of $309 million in operating expenses primarily due to $210 million in incremental operating expenses from recent acquisitions, a $52 million increase from pricing increases in labor, materials and utilities, a $16 million increase in project-related costs and environmental remediation, and a $20 million increase in employee costs and allocated expenses;
•an increase of $60 million in selling, general and administrative expenses primarily due to a $35 million increase from the impact of recent acquisitions, an $18 million increase in insurance costs and a $7 million increase in legal fees; and
•a decrease of $7 million in Adjusted EBITDA related to unconsolidated affiliates due to the sale of the Partnership’s membership interest in Ranch Westex JV LLC in 2022.
NGL and Refined Products Transportation and Services

	Years Ended December 31,
	2022	2021	Change
NGL transportation volumes (MBbls/d)	1,882	1,732	150
Refined products transportation volumes (MBbls/d)	521	496	25
NGL and refined products terminal volumes (MBbls/d)	1,274	1,174	100
NGL fractionation volumes (MBbls/d)	911	835	76
Revenues	$25,657	$19,961	$5,696
Cost of products sold	21,656	16,248	5,408
Segment margin	4,001	3,713	288
Unrealized (gains) losses on commodity risk management activities	16	(88)	104
Operating expenses, excluding non-cash compensation expense	(962)	(784)	(178)
Selling, general and administrative expenses, excluding non-cash compensation expense	(127)	(112)	(15)
Adjusted EBITDA related to unconsolidated affiliates	97	97	—
Other	—	2	(2)
Segment Adjusted EBITDA	$3,025	$2,828	$197
Volumes. For the year ended December 31, 2022 compared to the prior year, NGL transportation volumes increased primarily due to higher volumes from the Permian and Eagle Ford regions and higher volumes on our export pipelines into our Nederland Terminal.
Refined products transportation volumes increased for the year ended December 31, 2022 compared to prior year due to due to recovery from COVID-19 related demand reduction in the prior period.
NGL and refined products terminal volumes increased for the year ended December 31, 2022 compared to the prior year primarily due to higher volumes on our export pipelines into our Nederland Terminal and refined product demand recovery.
Average fractionated volumes at our Mont Belvieu, Texas fractionation facility increased for the year ended December 31, 2022 compared to the prior year primarily due to increased production to our system, primarily from the Permian and Eagle Ford regions.

Segment Margin. The components of our NGL and refined products transportation and services segment margin were as follows:

	Years Ended December 31,
	2022	2021	Change
Fractionators and refinery services margin	$850	$712	$138
Transportation margin	2,126	2,016	110
Storage margin	284	271	13
Terminal Services margin	699	642	57
Marketing margin	58	(16)	74
Unrealized gains (losses) on commodity risk management activities	(16)	88	(104)
Total segment margin	$4,001	$3,713	$288
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to our NGL and refined products transportation and services segment increased due to the net impacts of the following:
•an increase of $138 million in fractionators and refinery services margin primarily due to a $151 million increase from higher volumes and higher rates driven by contractual rate escalations tied to broader economic inflationary measures, increased utilization of our ethane optimization strategy in 2022 and a $17 million intrasegment charge which is fully offset in our transportation margin. These increases were partially offset by a $30 million decrease from a less favorable pricing environment impacting our refinery services business;
•an increase of $110 million in transportation margin primarily due to a $193 million increase resulting from higher y-grade throughput and higher rates driven by contractual rate escalations tied to broader economic inflationary measures on our Texas pipeline system, a $12 million increase from higher exported volumes feeding into our Nederland Terminal, a $9 million increase from the timing of third-party deficiency payments on our northeast pipelines and a $4 million increase resulting from higher throughput on our Mariner East pipeline. These increases were partially offset by intrasegment charges of $68 million and $17 million which are fully offset within our marketing and fractionators margins, respectively, and a $24 million decrease resulting from lower throughput on our Mariner West pipeline due to customer maintenance in 2022;
•an increase of $74 million in marketing margin primarily due to a reduction in intrasegment charges of $68 million which are fully offset within our transportation margin, as well as higher gains of $6 million from the optimization of NGL and refined product inventories;
•an increase of $57 million in terminal services margin primarily due to a $41 million increase from higher export volumes loaded at our Nederland Terminal, a $13 million increase from higher throughput at our Marcus Hook Terminal and a $3 million increase from our refined products terminals; and
•an increase of $13 million in storage margin primarily due to fees generated from exported volumes; partially offset by
•an increase of $178 million in operating expenses due to a $121 million increase in gas and power utility costs, a $20 million increase in ad valorem taxes, a $10 million increase from maintenance project costs, an $8 million increase in employee costs, and increases totaling $19 million from various other operating expenses; and
•an increase of $15 million in selling, general and administrative expenses primarily due to a $10 million increase in overhead expenses allocated to the segment and a $4 million increase in direct employee related costs.

Crude Oil Transportation and Services

	Years Ended December 31,
	2022	2021	Change
Crude transportation volumes (MBbls/d)	4,345	3,886	459
Crude terminals volumes (MBbls/d)	2,964	2,567	397
Revenue	$25,982	$17,446	$8,536
Cost of products sold	22,917	14,759	8,158
Segment margin	3,065	2,687	378
Unrealized gains on commodity risk management activities	(14)	(4)	(10)
Operating expenses, excluding non-cash compensation expense	(645)	(547)	(98)
Selling, general and administrative expenses, excluding non-cash compensation expense	(224)	(135)	(89)
Adjusted EBITDA related to unconsolidated affiliates	4	19	(15)
Other	1	3	(2)
Segment Adjusted EBITDA	$2,187	$2,023	$164
Volumes. For the year ended December 31, 2022 compared to the prior year, crude transportation volumes were higher primarily due to increases on our Texas pipeline systems, as well as the addition of Oklahoma and Bakken gathering assets through the Enable Acquisition. Volumes on our Bayou Bridge pipeline were higher primarily due to increased crude supply from Strategic Petroleum Reserve releases during 2022. Additionally, volumes benefited from assets placed into service, primarily Cushing South in April 2022 and the Ted Collins Link in June 2021. Volumes on our Bakken Pipeline were higher for the year ended December 31, 2022 primarily due to increased volumes from new and existing customers. Crude terminal volumes were higher due to Strategic Petroleum Reserve releases increasing throughput and export activity at our Gulf Coast terminals.
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to our crude oil transportation and services segment increased due to the net impacts of the following:
•an increase of $368 million in segment margin (excluding unrealized gains and losses on commodity risk management activities) primarily due to a $173 million increase due to higher volumes on our Bakken Pipeline, an $80 million increase related to assets acquired in 2021, a $78 million increase in throughput at our Gulf Coast terminals due to Strategic Petroleum Reserve volumes, stronger refinery utilization and higher export demand, a $57 million increase from our Texas crude pipeline system due to higher volumes and a $17 million increase due to higher volumes on our Bayou Bridge pipeline, partially offset by a $7 million decrease on other crude pipelines from lower volumes, and a $30 million decrease from our crude oil acquisition and marketing business primarily due to less favorable pricing conditions impacting our trading operations and unfavorable inventory valuation adjustments from crude oil prices; partially offset by
•an increase of $98 million in operating expenses primarily due to $32 million in higher volume-driven expenses, $31 million in higher project expenses and $17 million from expenses related to assets acquired in 2021;
•an increase of $89 million in selling, general and administrative expenses primarily due to the net impact of the resolution of two legal matters; and
•a decrease of $15 million in Adjusted EBITDA related to unconsolidated affiliates due to the consolidation of certain operations that were previously reflected in unconsolidated affiliates.

Investment in Sunoco LP

	Years Ended December 31,
	2022	2021	Change
Revenues	$25,729	$17,596	$8,133
Cost of products sold	24,350	16,246	8,104
Segment margin	1,379	1,350	29
Unrealized (gains) losses on commodity risk management activities	21	(14)	35
Operating expenses, excluding non-cash compensation expense	(396)	(329)	(67)
Selling, general and administrative, excluding non-cash compensation expense	(111)	(93)	(18)
Adjusted EBITDA related to unconsolidated affiliates	10	9	1
Inventory valuation adjustments	(5)	(190)	185
Other, net	21	21	—
Segment Adjusted EBITDA	$919	$754	$165
The Investment in Sunoco LP segment reflects the consolidated results of Sunoco LP.
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA related to the Investment in Sunoco LP segment increased due to the net impacts of the following:
•an increase in profit on motor fuel sales of $178 million, primarily due to a 14.2% increase in profit per gallon sold and a 2.3% increase in gallons sold; and
•an increase in non-motor fuel profit of $70 million, primarily due to an increase in storage tanks and terminals profit in 2022. This increase was primarily a result of the 2021 fourth quarter acquisition of refined product terminals. In addition, increased credit card transactions and merchandise gross profit contributed $15 million to the overall increase; partially offset by
•an increase in operating costs of $85 million, primarily due to higher costs as a result of the recent acquisitions, higher employee costs, credit card processing fees, advertising costs, legal costs, insurance costs and maintenance costs.
Investment in USAC

	Years Ended December 31,
	2022	2021	Change
Revenues	$705	$633	$72
Cost of products sold	111	85	26
Segment margin	594	548	46
Operating expenses, excluding non-cash compensation expense	(123)	(109)	(14)
Selling, general and administrative, excluding non-cash compensation expense	(45)	(41)	(4)
Segment Adjusted EBITDA	$426	$398	$28
The investment in USAC segment reflects the consolidated results of USAC.
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to last year, Segment Adjusted EBITDA related to our investment in USAC segment increased due to the net impacts of the following:
•an increase of $46 million in segment margin primarily due to an increase in contract operations revenue which was primarily the result of Consumer Price Index-based and other price increases on customer contracts that occur as market conditions permit, and higher revenue generating horsepower; partially offset by
•an increase of $14 million in operating expenses primarily due to higher employee costs, an increase in retail parts and service expenses, an increase in vehicle fleet expenses primarily due to increased fuel costs and increased usage as well as higher costs of maintenance during the current period, and sales tax refunds received in the prior period.

All Other

	Years Ended December 31,
	2022	2021	Change
Revenue	$3,574	$3,476	$98
Cost of products sold	3,328	3,068	260
Segment margin	246	408	(162)
Unrealized losses on commodity risk management activities	2	—	2
Operating expenses, excluding non-cash compensation expense	(80)	(151)	71
Selling, general and administrative expenses, excluding non-cash compensation expense	(60)	(110)	50
Adjusted EBITDA related to unconsolidated affiliates	4	1	3
Other and eliminations	65	29	36
Segment Adjusted EBITDA	$177	$177	$—
Amounts reflected in our all other segment primarily include:
•our natural gas marketing operations;
•our wholly-owned natural gas compression operations;
•our investment in coal handling facilities; and
•our Canadian operations, until those assets were divested in August 2022.
Segment Adjusted EBITDA. For the year ended December 31, 2022 compared to the prior year, Segment Adjusted EBITDA was unchanged primarily due to the net impacts of the following:
•an increase of $30 million due to higher merger and acquisition expense in the prior period;
•an increase of $7 million due to higher franchise and sales taxes in the prior period;
•an increase of $25 million due to a favorable environment for physical gas trading and storage activities;
•an increase of $14 million due to higher coal royalties at our natural resources business;
•an increase of $13 million due to a favorable environment for our power trading activities; and
•a decrease of $12 million in ad valorem taxes; offset by
•a decrease of $68 million due to gains in the prior period related to Winter Storm Uri; and
•a decrease of $35 million due to the sale of Energy Transfer Canada.
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
We believe that we have sufficient liquidity and sources of funding to meet our cash requirements over the near term and for the longer term. We expect to satisfy our working capital needs through cash generated by our operations. As of December 31, 2022, we had cash and cash equivalents of $257 million and availability under our revolving credit facility of $4.18 billion.
The Partnership’s material contractual obligations include long-term debt service, payments under operating leases and purchase commitments. The Partnership’s obligations under its long-term debt agreements are described below under “Description of Indebtedness,” and information on the maturities and interest rates related to the Partnership’s long-term debt is available in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” In addition, information on the Partnership’s obligations under its lease arrangements is included in Note 13 to the consolidated financial statements in Item 8.
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. We have material purchase commitments for crude oil; as of December 31, 2022, those purchase commitments totaled an estimated $39.65 billion (of which $16.17 billion would be due in 2023) based on either the current market price for variable price contracts or the contracted price for fixed price contracts.
We currently expect capital expenditures in 2023 to be within the following ranges (excluding capital expenditures related to our investments in Sunoco LP and USAC):

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$25	$50	$50	$60
Interstate transportation and storage	275	300	175	185
Midstream	825	900	190	200
NGL and refined products transportation and services (1)	325	375	120	130
Crude oil transportation and services (1)	100	125	125	130
All other (including eliminations)	25	50	65	70
Total capital expenditures	$1,575	$1,800	$725	$775
(1)Includes capital expenditures related to the Partnership’s proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline joint ventures, as well as the Orbit Gulf Coast NGL Exports joint venture.
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
Sunoco LP expects to invest at least $60 million in growth capital expenditures and approximately $150 million in maintenance capital expenditures in 2023.
USAC currently plans to spend approximately $26 million in maintenance capital expenditures and currently has budgeted between $260 million and $270 million in expansion capital expenditures in 2023.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2022
Cash provided by operating activities in 2022 was $9.05 billion and net income was $5.87 billion. The difference between net income and cash provided by operating activities in 2022 primarily consisted of non-cash items totaling $4.53 billion offset by net changes in operating assets and liabilities of $1.50 billion. The non-cash activity in 2022 consisted primarily of depreciation, depletion and amortization of $4.16 billion, impairment losses of $386 million, non-cash compensation expense of $115 million, equity in earnings of unconsolidated affiliates of $257 million, inventory valuation adjustments of $5 million, and deferred income taxes of $187 million. The Partnership also received distributions of $232 million from unconsolidated affiliates.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2022
Cash used in investing activities in 2022 was $4.02 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $3.33 billion. Additional detail related to our capital expenditures is provided in the following table. We received $78 million of cash proceeds from the sale of assets. The Partnership also received distributions of $62 million from unconsolidated affiliates. In 2022, we paid $1.14 billion in cash for acquisitions, net of cash received. In 2022, we received $302 million in cash from the sale of our interest in Energy Transfer Canada.
Year Ended December 31, 2021
Cash used in investing activities in 2021 was $2.78 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $2.78 billion. Additional detail related to our capital expenditures is provided in the following table. We received $45 million of cash proceeds from the sale of assets. The Partnership also received distributions of $167 million from unconsolidated affiliates. In 2021, we paid $205 million in cash for acquisitions, net of cash received.

The following is a summary of the Partnership’s capital expenditures (including only our proportionate share of the Bakken, Rover, Bayou Bridge and Orbit Gulf Coast NGL Exports joint ventures, net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2022:
Intrastate transportation and storage	$132	$47	$179
Interstate transportation and storage	456	188	644
Midstream	812	192	1,004
NGL and refined products transportation and services	376	131	507
Crude oil transportation and services	120	126	246
Investment in Sunoco LP	132	54	186
Investment in USAC	145	24	169
All other (including eliminations)	32	59	91
Total capital expenditures	$2,205	$821	$3,026

Year Ended December 31, 2021:
Intrastate transportation and storage	$17	$35	$52
Interstate transportation and storage	35	124	159
Midstream	365	119	484
NGL and refined products transportation and services	637	114	751
Crude oil transportation and services	250	93	343
Investment in Sunoco LP	135	39	174
Investment in USAC	40	20	60
All other (including eliminations)	98	37	135
Total capital expenditures	$1,577	$581	$2,158
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
Following is a summary of financing activities by period:
Year Ended December 31, 2022
Cash used in financing activities was $5.11 billion in 2022. In 2022, we had a net decrease in our debt level of $843 million. During 2022, we paid distributions of $3.05 billion to our partners, we paid distributions of $1.55 billion to noncontrolling interests, and we paid distributions of $49 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $405 million in cash from noncontrolling interests. During 2022, we incurred debt issuance costs of $27 million.
Year Ended December 31, 2021
Cash used in financing activities was $8.42 billion in 2021. In 2021, we had a net decrease in our debt level of $6.05 billion. During 2021, we paid distributions of $1.90 billion to our partners, we paid distributions of $1.49 billion to noncontrolling interests, and we paid distributions of $49 million to our redeemable noncontrolling interests. In addition, we received capital contributions of $226 million in cash from noncontrolling interests. During 2021, we incurred debt issuance costs of $14 million. During 2021, we received $889 million from the issuance of preferred units.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2022	2021
Energy Transfer Indebtedness:
Notes and Debentures(1)(2)	$39,468	$37,733
Five-Year Credit Facility	793	2,937
Subsidiary Indebtedness:
Transwestern Senior Notes	250	400
Panhandle Notes and Debentures(2)	—	235
Bakken Senior Notes (3)	1,850	2,500
Sunoco LP Senior Notes and lease-related obligations	2,694	2,700
USAC Senior Notes	1,475	1,475
HFOTCO Tax Exempt Notes	225	225
Revolving Credit Facilities:
Sunoco LP Credit Facility	900	581
USAC Credit Facility	646	516
Energy Transfer Canada facilities(4)	—	398

Other long-term debt	3	3
Net unamortized premiums, discounts and fair value adjustments	183	238
Deferred debt issuance costs	(225)	(239)
Total debt	48,262	49,702
Less: current maturities of long-term debt	2	680
Long-term debt, less current maturities	$48,260	$49,022
(1)As of December 31, 2022, this balance included a total of $3.25 billion aggregate principal amount of senior notes due on or before December 31, 2023 which were classified as long-term as management has the intent and ability to refinance the borrowings on a long-term basis.
(2)In November 2022, Energy Transfer and Panhandle completed an internal reorganization which resulted in Energy Transfer assuming all of Panhandle’s $235 million outstanding principal amount of notes and debentures. The transaction did not impact the Partnership’s consolidated long-term debt.
(3)As of December 31, 2021, this balance included $650 million of 3.625% Senior Notes due April 2022 included in current maturities of long-term debt. These notes were repaid in April 2022.
(4)These facilities were included in the August 2022 Energy Transfer Canada divestiture as discussed in “Recent Developments” above.
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data.”
Senior Notes - Recent Transactions
In February 2022, the Partnership redeemed $300 million aggregate principal amount of its 4.65% Senior Notes due February 2022 with proceeds from its Five-Year Credit Facility.
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

In December 2022, the Partnership issued $1.00 billion aggregate principal amount of 5.55% Senior Notes due February 2028 and $1.50 billion aggregate principal amount of 5.75% Senior Notes due February 2033.
In the first quarter of 2023, the Partnership redeemed $350 million aggregate principal amount of its 3.45% Senior Notes due January 2023 and $800 million aggregate principal amount of its 3.60% Senior Notes due February 2023 with proceeds from its Five-Year Credit Facility.
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2022, the Five-Year Credit Facility had $793 million of outstanding borrowings, of which $750 million consisted of commercial paper. The amount available for future borrowings was $4.18 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 5.12%.
Sunoco LP Credit Facility
As of December 31, 2022, the Sunoco LP Credit Facility had $900 million of outstanding borrowings and $7 million in standby letters of credit and matures in July 2023. The amount available for future borrowings was $593 million at December 31, 2022. The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 6.17%.
USAC Credit Facility
As of December 31, 2022, USAC had $646 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2022, USAC had $954 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $333 million. The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 6.84%.
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

The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.32 to 1.00 at December 31, 2022, as calculated in accordance with the credit agreement.
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
Covenants Related to Sunoco LP
The Sunoco LP Credit Facility contains various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. Sunoco LP’s Credit Facility requires Sunoco LP to maintain a specified net leverage ratio and interest coverage ratio.
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•enter into transactions with affiliates;
•merge or consolidate;
•sell our assets; and
•make certain acquisitions.
The USAC Credit Facility is also subject to the following financial covenants, including covenants requiring USAC to maintain:
•a minimum EBITDA to interest coverage ratio;
•a ratio of total secured indebtedness to EBITDA within a specified range; and
•a maximum funded debt to EBITDA ratio.
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
Compliance with our Covenants
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2022.

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
Energy Transfer Common Unit Distributions
Distributions declared and paid with respect to Energy Transfer common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
December 31, 2021	February 8, 2022	February 18, 2022	0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
December 31, 2022	February 7, 2023	February 21, 2023	0.3050
The total amounts of distributions declared and paid during the periods presented (all from Available Cash from Energy Transfer’s operating surplus and are shown in the period to which they relate) are as follows:

	Years Ended December 31,
	2022	2021
Limited Partners	$3,089	$1,777
General Partner interest	3	2
Total Energy Transfer distributions	$3,092	$1,779
Energy Transfer Preferred Unit Distributions
As discussed in Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”, in connection with the Rollup Mergers, ETO’s outstanding preferred units were converted into Energy Transfer Preferred Units on April 1, 2021.

Distributions on Energy Transfer’s Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.75	$35.63	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.75	35.63	27.08	*
December 31, 2021	February 1, 2022	February 15, 2022	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.4750	33.75	35.63	32.50
June 30, 2022	August 1, 2022	August 15, 2022	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.75	35.63	32.50
December 31, 2022	February 1, 2023	February 15, 2023	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
*    Represents prorated initial distribution.
(1)    Series A, Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to their terms, distributions on the Series A and Series B preferred units will be paid quarterly beginning after February 15, 2023 and February 15, 2028, respectively
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s incentive distribution rights. As of December 31, 2022, Sunoco LP had approximately 84.1 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%

Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	February 8, 2021	February 19, 2021	$0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255
December 31, 2021	February 8, 2022	February 18, 2022	0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
December 31, 2022	February 7, 2023	February 21, 2023	0.8255
The total amount of distributions to the Partnership from Sunoco LP for the periods presented below is as follows:

	Years Ended December 31,
	2022	2021
Distributions from Sunoco LP
Limited Partner interests	$94	$94
General Partner interest and IDRs	72	71
Total distributions from Sunoco LP	$166	$165
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2022, USAC had approximately 98.2 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2020	January 25, 2021	February 5, 2021	$0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
June 30, 2021	July 26, 2021	August 6, 2021	0.5250
September 30, 2021	October 25, 2021	November 5, 2021	0.5250
December 31, 2021	January 24, 2022	February 4, 2022	0.5250
March 31, 2022	April 25, 2022	May 6, 2022	0.5250
June 30, 2022	July 25, 2022	August 5, 2022	0.5250
September 30, 2022	October 24, 2022	November 4, 2022	0.5250
December 31, 2022	January 23, 2023	February 3, 2023	0.5250
The total amount of distributions to the Partnership from USAC for the periods presented below is as follows:

	Years Ended December 31,
	2022	2021
Distributions from USAC
Limited Partner interests	$97	$97
Total distributions from USAC	$97	$97
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results are estimated using volume estimates and market prices for our intrastate transportation and storage segment, our midstream segment, and our NGL and refined products transportation and services segment. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2022 represent the actual results in all material respects.
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
During the years ended December 31, 2022, 2021 and 2020, the Partnership recorded total assets of $1.38 billion, $8.58 billion and $12 million, respectively, in connection with business combinations.
During the years ended December 31, 2022, 2021 and 2020, the Partnership recorded impairments totaling $386 million, $21 million and $3.01 billion, respectively, including $129 million in impairments in unconsolidated affiliates in 2020, and $5 million and $66 million of long-lived asset impairments in 2021 and 2020, respectively. Additional information on the impairments recorded during these periods is available in “Item 8. Financial Statements and Supplementary Data.”
Management does not believe that any of the Partnership’s goodwill balances, long-lived assets or investments in unconsolidated affiliates is currently at significant risk of a material impairment; however, of the $2.57 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2022, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
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
Legal and Regulatory Matters. We are subject to litigation and regulatory proceedings as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from claims, orders, judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us. The factors we consider when recording an accrual for contingencies include, among others: (i) the opinions and views of our legal counsel; (ii) our previous experience; and (iii) the decision of our management as to how we intend to respond to the complaints. As of December 31, 2022 and 2021, accruals of $200 million and $144 million, respectively, were reflected in our consolidated balance sheets related to these contingent obligations.
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
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded. The Partnership’s consolidated balance sheet reflected $282 million and $293 million in environmental accruals as of December 31, 2022 and 2021, respectively.
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
Deferred Income Taxes. Energy Transfer recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal excess business interest expense carryforwards totaling $603 million have been included in Energy Transfer’s consolidated balance sheet as of December 31, 2022. The state NOL carryforward benefits of $104 million ($82 million net of federal benefit) began expiring in 2023 with a substantial portion expiring between 2033 and 2039. Energy Transfer’s corporate subsidiaries have federal NOLs of $2.4 billion ($496 million in benefits) of which $645 million will expire between 2036 and 2037. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. Any federal NOL generated in 2018 and future years can be carried forward indefinitely. We have determined that a valuation allowance totaling $4 million ($3 million net of federal income tax effects) is required for state NOLs as of December 31, 2022 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. A separate valuation allowance of $15 million is attributable to foreign tax credits. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.

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
We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. At hedge inception, we lock in a margin by purchasing gas in the spot market or off-peak season and entering into a financial contract. Changes in the spreads between the forward natural gas prices and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized.
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
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of natural gas, refined products and NGLs to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.

We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our intrastate transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our intrastate transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.
The following tables summarize commodity-related financial derivative instruments, fair values and the effect of an assumed hypothetical 10% change in the underlying price of the commodity as of December 31, 2022 and 2021 for the Partnership and its consolidated subsidiaries. Dollar amounts are presented in millions.

	December 31, 2022			December 31, 2021
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	145	$—	$—	585	$—	$—
Basis Swaps IFERC/NYMEX(1)	(39,563)	54	3	(66,665)	(5)	1
Power (Megawatt):
Forwards	—	1	—	653,000	2	—
Futures	(21,384)	—	—	(604,920)	2	2
Options – Puts	119,200	—	—	(7,859)	—	—
Options – Calls	—	—	—	(30,932)	—	—
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	42,440	(41)	4	6,738	1	1
Swing Swaps IFERC	(202,815)	63	7	(106,333)	32	31
Fixed Swaps/Futures	(15,758)	51	7	(63,898)	(24)	38
Forward Physical Contracts	2,423	8	1	(5,950)	1	—
NGL (MBbls) – Forwards/Swaps	6,934	(41)	63	8,493	12	19
Crude (MBbls) – Forwards/Swaps	795	26	22	3,672	13	2
Refined Products (MBbls) – Futures	(3,547)	(39)	37	(3,349)	(15)	32
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(37,448)	22	2	(40,533)	1	—
Fixed Swaps/Futures	(37,448)	58	17	(40,533)	41	14
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
Interest Rate Risk
As of December 31, 2022, our subsidiaries had $3.16 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $32 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes (dollar amounts presented in millions):

Term	Type(1)	Notional Amount Outstanding
		December 31, 2022	December 31, 2021
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$400
July 2023 (2)(3)	Forward-starting to pay a fixed rate of 3.845% and receive a floating rate	—	200
July 2024 (2)	Forward-starting to pay a fixed rate of 3.512% and receive a floating rate	400	200
(1)Floating rates are based on either SOFR or three-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3)This interest rate swap was terminated and settled in 2022.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains (losses) on interest rate derivatives) of $73 million as of December 31, 2022. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
Credit Risk and Customers
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including Marshall S. McCrea, III and Thomas E. Long, Co-Chief Executive Officers of our General Partner (Co-Principal Executive Officers), and Dylan A. Bramhall (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including Messrs. McCrea, Long and Bramhall, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2022.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 17, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, Texas
February 17, 2023

Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of January 1, 2023, our Board of Directors is comprised of nine persons, four of whom qualify as “independent” under the NYSE’s corporate governance standards. As a limited partnership, we are not required under the NYSE’s corporate governance standards (Section 303A) to have a majority of independent directors. We have determined that Messrs. Anderson, Brannon, Grimm and Perry are all “independent” under the NYSE’s corporate governance standards.
As a limited partnership, we are not required by the rules of the NYSE to seek Unitholder approval for the election of any of our directors. We believe that the members of our general partner have appointed as directors individuals with experience, skills and qualifications relevant to the business of Energy Transfer, such as experience in energy or related industries or with financial markets, expertise in natural gas operations or finance, and a history of service in senior leadership positions. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees, but we believe that the members of our general partner have endeavored to assemble a group of individuals with the qualities and attributes required to provide effective oversight of Energy Transfer.
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

Annual Certification
In 2022, our Chief Executive Officer provided to the NYSE the annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K. The Board determined that based on relevant experience, Audit Committee member Michael K. Grimm qualified as an audit committee financial expert during 2022. A description of the qualifications of Mr. Grimm may be found elsewhere in this Item 10 under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and approves the filing of our Form 10-K, which includes our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Audit Committee has received written disclosures and the letter from Grant Thornton required by applicable requirements of the Audit Committee concerning independence and has discussed with Grant Thornton that firm’s independence. The Audit Committee recommended to the Board that the audited financial statements of Energy Transfer be included in Energy Transfer’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The responsibilities of the Energy Transfer Compensation Committee include, among other duties, the following:
•annually review and approve goals and objectives relevant to compensation of our Co-CEOs and CFO, if applicable;
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
We have established a procedure by which Unitholders or interested parties may communicate directly with the Board of Directors, any committee of the Board, any of the independent directors, or any one director serving on the Board of Directors by sending written correspondence addressed to the desired person, committee or group to the attention of Sonia Aubé at Energy Transfer LP, 8111 Westchester Drive, Suite 600, Dallas, Texas, 75225. Communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner as of February 17, 2023. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	67	Executive Chairman of the Board of Directors
Thomas E. Long	66	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Marshall S. (Mackie) McCrea, III	63	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Dylan A. Bramhall	46	Group Chief Financial Officer (Principal Financial Officer)
Thomas P. Mason	66	Executive Vice President and President - LNG
Bradford D. Whitehurst	48	Executive Vice President of Tax and Corporate Initiatives
James M. Wright, Jr.	54	Executive Vice President, General Counsel and Chief Compliance Officer
A. Troy Sturrock	52	Group Senior Vice President and Controller (Principal Accounting Officer)
Steven R. Anderson	73	Director
Richard D. Brannon	64	Director
Michael K. Grimm	68	Director
John W. McReynolds	72	Director
James R. (Rick) Perry	72	Director
Matthew S. Ramsey	67	Director
Mr. Long, Mr. Mason and Mr. Whitehurst serve as directors of the general partner of USAC.
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
Thomas E. Long. Mr. Long has served as the Co-Chief Executive Officer of our general partner since January 2021. Mr. Long served as Chief Financial Officer of Energy Transfer’s general partner from February 2016 until January 2021, and has been a director of our general partner since April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Chief Financial Officer of ETO until its merger into Energy Transfer LP in April 2021, and was previously Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. Mr. Long served as a director of Sunoco LP from May 2016 until May 2021, and has served on the Board of USAC since April 2018. In May 2022, Mr. Long was appointed to the board of directors of Texas Capital Bancshares, Inc (NASDAQ: TCBI). Mr. Long was selected to serve on our Board of Directors because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
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
Dylan A. Bramhall. Mr. Bramhall has served as Group Chief Financial Officer of our general partner since November 2022 and currently is also Chief Financial Officer of Sunoco LP’s general partner. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of the Partnership’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Thomas P. Mason. Mr. Mason has served as Executive Vice President and President - LNG since December 2022. He became Executive Vice President and General Counsel of the general partner of Energy Transfer in December 2015, and served as the Executive Vice President, General Counsel and President - LNG from October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. until December 2022 when he resigned from his role as General Counsel. In February 2021, Mr. Mason assumed leadership responsibility over the Partnership’s newly created Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce Energy Transfer’s environmental footprint throughout its operations. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining Energy Transfer, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason served as a director on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017 and as a director on the Board of Directors of PennTex Midstream

Partners, LP’s general partner from November 2016 to July 2017. Mr. Mason has also served as a member of the Board of Directors of USAC since April 2018.
Bradford D. Whitehurst. Mr. Whitehurst has served as Executive Vice President of Tax and Corporate Initiatives of Energy Transfer since November 2022. From January 2021 to November 2022, he served as Chief Financial Officer. From August 2014 through December 2020, he served as Executive Vice President – Head of Tax. Prior to joining Energy Transfer, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer and its subsidiaries in his role as outside counsel since 2006. He has served as a member of the board of directors of USAC since April 2019.
James M. Wright, Jr. Mr. Wright was appointed as Executive Vice President, General Counsel and Chief Compliance Officer of our general partner in December 2022. He became Executive Vice President - Legal and Chief Compliance Officer of ET’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Wright has been a part of the Energy Transfer legal team with increasing levels of responsibility since July 2005 and has held various senior-level positions in the legal department including General Counsel of the general partner of Energy Transfer Partners, L.P. from December 2015 to October 2018 and Deputy General Counsel from May 2008 to December 2015. Prior to joining Energy Transfer, Mr. Wright gained significant experience at Enterprise Products Partners, L.P., El Paso Corp., Sonat Exploration Company and KPMG Peat Marwick LLP. Mr. Wright earned a Bachelor of Business Administration degree in Accounting and Finance from Texas A&M University and a JD from South Texas College of Law.
A. Troy Sturrock. Mr. Sturrock has served as the Group Senior Vice President, Controller and Principal Accounting Officer of our general partner since September 2022. He previously served as Senior Vice President, Controller and Principal Accounting Officer, having assumed that role in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. He served as the Senior Vice President, Controller and Principal Accounting Officer of the general partner of ETO from August 2016 until ETO’s merger into Energy Transfer LP in April 2021, and previously served as Vice President, Controller and Principal Accounting Officer of our general partner beginning in June 2015. Mr. Sturrock is a Certified Public Accountant.
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
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of Energy Transfer’s general partner in July 2012 and served as a director of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey served as the Chief Operating Officer or our general partner from October 2018 until his retirement in April 2022, and served as President and Chief Operating Officer of ETO’s general partner from November 2015 until its merger into Energy Transfer LP in April 2021. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey also previously served as a director of Sunoco LP, having served as chairman of Sunoco LP’s board from April 2015 until March 2022, and of USAC, having served on that board from April 2018 until March 2022. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. In addition to his work in the energy business, Mr. Ramsey serves on the board of directors of the National Association of Manufacturers and as a Trustee of the Southwestern Medical Foundation. He is the former Chairman of the University of Texas Chancellor’s Council. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey was selected to serve based on vast experience in the oil and gas space and Energy Transfer believes that he provides valuable industry insight as a member of our Board of Directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of our general partner, as well as persons who own more than ten percent of the common units representing limited partnership interests in us, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. The SEC regulations also require that copies of these Section 16(a) reports be furnished to us by such reporting persons. Based upon a review of copies of these reports, we believe all applicable Section 16(a) reports were timely filed in 2022, with the exception of one late Form 4 each for Messrs. Wright, Brannon and McReynolds.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Named Executive Officers
Energy Transfer does not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of Energy Transfer’s management functions. As a result, the executive officers of our General Partner are Energy Transfer’s executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The persons we refer to in this discussion as our “named executive officers” are the following:
•Marshall S. (Mackie) McCrea, III, Co-Chief Executive Officer;
•Thomas E. Long, Co-Chief Executive Officer;
•Dylan A. Bramhall, Executive Vice President and Group Chief Financial Officer;
•Bradford D. Whitehurst, Executive Vice President — Tax and Corporate Initiatives;
•Thomas P. Mason, Executive Vice President — Alternative Energy and President — LNG; and
•James M. Wright, Jr., Executive Vice President, General Counsel and Chief Compliance Officer.
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
The Partnership has historically granted restricted unit and/or phantom unit awards (“RSUs”) that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. Beginning in 2020, Energy Transfer began granting cash restricted units (“CRSUs”) that vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period. For 2020, the awards to employees were generally split equally between RSUs and CRSUs; for 2021 and 2022, the awards were generally split based on 75% RSUs and 25% CRSUs. The Partnership believes that these equity-based incentive arrangements are important in attracting and retaining executive officers and key employees as well as motivating these individuals to achieve stated business objectives. The equity-based compensation reflects the importance our General Partner places on aligning the interests of its named executive officers with those of Unitholders. While the Partnership utilizes time-based forms of equity awards, the grant date valuation utilizes a modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are a time-vested vehicle.
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
Components of Executive Compensation
For the year ended December 31, 2022, the compensation paid to our named executive officers consisted of the following components:
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
Periodically, the Energy Transfer Compensation Committee engages a third-party independent compensation consultant to provide a full market competitive compensation analysis for compensation levels at peer companies in order to assist in the determination of compensation levels for our executive officers, including the named executive officers. Most recently, in 2021 Meridian Compensation Partners, LLC (“Meridian”) completed an evaluation of the market competitiveness of total compensation levels of a number of officers of the Partnership, including the named executive officers. The Meridian review provided market information with respect to compensation of Partnership executives, including named executive officers during the year ended December 31, 2021. In particular, the review by Meridian was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. The Partnership continued to rely on the Meridian review for calendar year 2022.
In conducting its review, Meridian assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect the profile of Energy Transfer. The final “peer group” consisted of the core group of peers (i.e. the eight most similar peers in terms of business, revenues, assets and market value as well as competition for talent at the senior management level) and a group of expanded reference companies composed of a broader group of oil and gas companies, including additional integrated, upstream and midstream comparators whose data provided additional market context. As part of the evaluation conducted by Meridian, a determination was made to focus the analysis largely on the core energy industry peers. This decision was based on a determination that the core peer group provided a more than sufficient amount of comparative data to consider and evaluate total compensation. This focus allowed Meridian to report on this specific core peer data comparing the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at industry peer group companies with those of the named executive officers to ensure that compensation of the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for executive officers of these other companies, while at the same time considering whether the context provided by the expanded group offered additional information that should be considered by the Compensation Committee. The core identified companies were:

Energy Peer Group:
• Conoco Phillips	• Marathon Petroleum Corporation
• Enterprise Products Partners, L.P.	• Kinder Morgan, Inc.
• Plains All American Pipeline, L.P.	• The Williams Companies, Inc.
• Valero Energy Corporation	• Phillips 66
The compensation analysis provided by Meridian covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives. In preparing the review materials, Meridian utilized generally accepted compensation principles and gathered data from public disclosures of peer companies, including Form 10-K and proxy data and published survey data from multiple sources that are relevant to Energy Transfer’s core peer group, industry, financial size and operational breadth. The Meridian review process also included significant engagement with management to fully understand job scope, responsibilities and roles of each of the executive officers, which discussions allow Meridian the ability to completely evaluate specific aspects of an executive officer’s position to allow for more accurate comparisons.
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
In addition to the information received as part of Meridian’s review, the Energy Transfer Compensation Committee also utilizes information obtained from other sources in its determination of compensation levels for our named executive officers, such as annual third-party surveys, although third-party survey data is not used by the Energy Transfer Compensation Committee to benchmark the amount of total compensation or any specific element of compensation for the named executive officers.
Base Salary. Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e., approximately the 30th to 40th percentile of market) and are determined by the Energy Transfer Compensation Committee after taking into account the recommendations of Mr. Warren.
During the merit review process, the Energy Transfer Compensation Committee considers the recommendations of Mr. Warren, any relevant compensation study data (with the data aged as appropriate) and the merit increase pool set for all employees of the Partnership and/or its employing affiliates. During 2022, the Energy Transfer Compensation Committee approved a 4%

increase to the base salary of Mr. McCrea to $1,399,320 from the prior level of $1,345,500; a 4% increase to the base salary of Mr. Long to $1,399,320 from the previous level of $1,345,500; an approximately 4% increase to the base salary of Mr. Whitehurst to $640,425 from the previous level of $615,825; and an approximately 4% increase to the base salary of Mr. Mason to $679,695 from the previous level of $653,495.
In connection with his promotion to Group Chief Financial Officer effective November 11, 2022, the Energy Transfer Compensation Committee had previously approved an increase in the annual base salary of Mr. Bramhall to $575,000 from its previous level of $425,000. In connection with his promotion to General Counsel effective November 30, 2022, the Energy Transfer Compensation Committee approved an increase in the annual base salary of Mr. Wright to $550,000 from its previous level of $475,000.
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
For Messrs. McCrea and Long, their 2022 bonus pool targets were 160% of their respective annual base earnings, consistent with their previous 2021 targets. For 2022, the Energy Transfer Compensation Committee approved short-term annual cash bonus pool targets for Messrs. Whitehurst, Bramhall and Mason of 130% of their respective annual base earnings, consistent with their previous 2021 targets. In connection with his promotion to General Counsel Mr. Wright’s bonus target for 2022 was increased 130% from its prior level of 115%.
In February 2023, the Energy Transfer Compensation Committee certified 2022 performance results under the Bonus Plan and authorized payment of 120% of the targeted pool. This bonus payout reflected the achievement of 110% of the Adjusted EBITDA Target, 116% of the DCF Target and 94% of, or $47 million under, the Department Budget Target. The Energy Transfer Compensation Committee also used its discretion under the Bonus Plan to exceed the 110% of the achieved pool target result and approved a total payout of 120% of the targeted pool amount. The funding of the 120% target was authorized as a result of the significant achievements above the targeted performance metrics.
Based on the approved results, the Energy Transfer Compensation Committee approved a cash bonus relating to the 2022 calendar year to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright in the amounts of $2,635,027, $2,635,027, $700,000, $950,000, $1,040,900 and $762,540, respectively.
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
For 2022, the Energy Transfer Compensation Committee established long-term incentive targets for Messrs. McCrea and Long of 900% of their annual base earnings, consistent with their previous targets. In connection with his promotion to Group Chief Financial Officer effective November 11, 2022, the Energy Transfer Compensation Committee established the long-term incentive target for Mr. Bramhall of 500% of his annual base earnings, which was an increase from his previous target of 300% of annual base earnings. For 2022, the Energy Transfer Compensation Committee approved long-term incentive targets for Messrs. Whitehurst, Mason and Wright of 500%, 500% and 300%, respectively, of their respective annual base earnings, consistent with their previous targets.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the named executive officers. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering Energy Transfer’s modified total unitholder return (“TUR”) performance as measured against the average return of Energy Transfer’s identified peer group over defined time periods. The modified TUR is designed to create a recognition of a performance adjustment to the equity awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are time-vested vehicles. For purposes of establishing an initial price, Energy Transfer utilizes a 60 trading-day trailing weighted average price of Energy Transfer common units prior to November 1, 2022. This average trading price is then subject to adjustment when Energy Transfer’s TUR is more than 5% greater or less than that of its identified peer group. If the TUR analysis yields a result that is within 5% percent of its identified peer group, the Energy Transfer Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the named executive officers. If Energy Transfer’s TUR is outside of the 5% deviation, the 60 trading day trailing weighted average will be adjusted up or down to a maximum of 15% from the trailing weighted average price based on Energy Transfer’s performance as compared to the identified group. For 2022, the peer group included the following:

• Enterprise Products Partners, L.P.	• Plains All American Pipeline, L.P.
• The Williams Companies, Inc.	• MPLX LP
• Kinder Morgan, Inc.
For 2022, the Partnership’s TUR outperformed the identified peer group by approximately 35% based on the average of the identified comparison periods. Consequently, the 2022 long-term incentive base price was decreased to increase the total available restricted pool by the maximum of 15%.
In December 2022, the Energy Transfer Compensation Committee in consultation with Mr. Warren approved grants of RSUs to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright of 958,950 units, 958,950 units, 175,125 units, 243,750 units, 258,788 units, and 131,250 units, respectively. The Energy Transfer Compensation Committee also approved grants of CRSUs to Messrs. McCrea, Long, Bramhall, Whitehurst, Mason and Wright of 319,650 units, 319,650 units, 58,375 units, 81,250 units, 86,262 units and 43,750 units, respectively.
The RSUs granted in 2022 provide for incremental vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year. Vesting of the awards is generally subject to continued employment through each specified vesting date. The RSU awards entitle the recipients to receive, with respect to each Energy Transfer unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by Energy Transfer to its common unitholders.
The CRSUs granted in 2022 provide for incremental vesting over a three-year period, with 1/3 vesting at the end of each year. Each CRSU entitles the award recipient to receive cash equal to the market value of one Energy Transfer common unit upon vesting. The CRSU do not include rights to DER cash payments.
In approving the grant of such RSUs and CRSUs, including to the named executive officers, the Energy Transfer Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of Energy Transfer’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2022 awards would accelerate in the event of the death or disability of the recipient, including the named executive officers, or in the event of a change in control of Energy Transfer as that term is defined under the Energy Transfer Incentive Plans.
For 2020, Mr. McCrea did not receive an award of CRSUs; instead, he received a special one-time time vested cash award of $5,000,000 payable as follows:
•$1,800,000 on December 31, 2020;
•$1,600,000 on July 1, 2021; and
•$1,600,000 on December 5, 2022.
This amount is intended to approximate 50% of Mr. McCrea’s targeted annual equity award and replace the award of CRSUs made to other named executive officers. The last payment of $1,600,000 was made during 2022.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” all outstanding equity awards would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the award agreements for the RSUs and CRSUs awarded in 2020, as well as other awards outstanding held by Partnership employees, including the named executive officers, also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards under the Energy Transfer Incentive Plans at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement.
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
Affiliate and Subsidiary Equity Awards. In addition to his role as an officer for Energy Transfer during 2022, Mr. Bramhall has certain responsibilities for Sunoco LP, including a leadership role for certain shared service functions.
The Sunoco LP Compensation Committee in December 2022 approved a grant of RSUs to Mr. Bramhall of 14,200 restricted units, under the 2018 Sunoco LP Plan. The terms and conditions of the restricted unit to Mr. Bramhall under the 2018 Sunoco LP Plan provided for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject generally to continued employment through each specified vesting date. All of the award would be accelerated in the event of his death or disability, or upon a change in control. The retirement acceleration provisions for this award under the 2018 Sunoco LP Plan are the same as the retirement acceleration provisions under Energy Transfer Incentive Plans with the ability to accelerate at retirement 40% of outstanding unvested awards at age 65 and 50% at age 68.
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
Unit Ownership Guidelines. In 2021, the Board of Directors of our General Partner adopted an update to the Executive Unit Ownership Guidelines (the “Guidelines”), which sets forth minimum ownership guidelines applicable to certain executives of Energy Transfer with respect to Energy Transfer and Sunoco LP common units, as applicable. The applicable Guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these Guidelines, (i) the Chief Executive Officer/Co-Chief Executive Officer(s) are expected to own common units having a minimum value of six times base salary; (ii) the Chief Operating Officer, the Chief Financial Officer, the General Counsel and other C-Suite executives expected to own common units having a minimum value of four times their respective base salary; and (iii) Senior Vice Presidents are expected to own common units having a minimum value of two times their respective base salary. In addition to the named executive officers, these Guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from one to four times their respective base salary.
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
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the Guidelines. As of December 31, 2022, all of the named executive officers were compliant with the level required of the Guidelines as of that date.
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
The Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service. As with the 401(k) matching contributions, Energy Transfer suspended the profit sharing contribution from July 1, 2020 through December 31, 2020; however, the profit sharing contributions were reinstated for the full year 2021 and continued throughout 2022.
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
Compensation Committee Interlocks and Insider Participation
Mr. Steven R. Anderson and Mr. Michael K. Grimm are the only members of the Energy Transfer Compensation Committee. Mr. Ray W. Washburne also served as a member of the Compensation Committee prior to his resignation from the board of directors of our General Partner effective April 1, 2022. During 2022, no member of the Energy Transfer Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. Neither Mr. Grimm nor Mr. Washburne is a former employee of ours or any of our subsidiaries. Mr. Anderson was previously an employee of the Partnership until his retirement in October 2009, as discussed in his biographical information included in “Item 10. Directors, Executive Officers and Corporate Governance.”
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Thomas E. Long	2022	$1,372,410	$—	$14,344,161	$2,635,027	$—	$23,917	$18,375,515
Co-Chief Executive Officer	2021	1,322,750	—	15,224,039	3,156,400	—	27,014	19,730,203
	2020	623,077	—	2,781,255	—	—	21,603	3,425,935
Marshall S. (Mackie) McCrea, III (4)	2022	1,372,410	1,600,000	14,344,161	2,635,027	—	22,794	19,974,392
Co-Chief Executive Officer	2021	1,322,750	3,225,000	13,734,458	3,156,400	—	22,044	21,460,652
	2020	1,157,423	1,800,000	4,597,516	—	—	18,045	7,572,984
Dylan A. Bramhall	2022	429,808	—	3,241,514	700,000	—	16,298	4,387,620
Group Chief Financial Officer

Bradford D. Whitehurst	2022	628,125	—	3,646,060	950,000	—	18,510	5,242,695
Executive Vice President – Tax and Corporate Initiatives	2021	605,413	—	3,102,694	1,174,000	—	15,760	4,897,867
	2020	581,202	—	2,596,850	—	—	16,224	3,194,276
Thomas P. Mason	2022	666,595	—	3,870,995	1,040,900		21,917	5,600,407
Executive Vice President – Alternative Energy and President – LNG	2021	642,445	—	3,279,498	1,252,000	—	22,706	5,196,649
	2020	655,680	—	2,609,350	—	—	20,007	3,285,037
James M. Wright, Jr.	2022	488,808	—	1,963,263	762,540	18,550	19,120	3,252,281
Executive Vice President, General Counsel and Chief Compliance Officer

(1)Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718, disregarding any estimates for forfeitures. For Messrs. Long, Bramhall and Whitehurst amounts for one or more periods include equity awards of our subsidiary, Sunoco LP, as reflected in the “Grants of Plan-Based Awards Table.” See Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional assumptions underlying the value of the equity awards. Although the CRSU awards may only be settled in cash, they are based upon the value of Energy Transfer common units and are accounted for as equity awards within these compensation tables.
(2)Energy Transfer maintains the Bonus Plan which provides for discretionary bonuses. Awards of discretionary bonuses are tied to achievement of targeted performance objectives and described in the Compensation Discussion and Analysis.
(3)The amounts reflected for 2022 in this column include (i) matching contributions to the Energy Transfer 401(k) Plan made on behalf of the named executive officers of $15,250 each for Messrs. Long, McCrea, Bramhall, Whitehurst, Mason and Wright, and (ii) health savings account contributions made on behalf of the named executive officers of $2,000 each for Messrs. Long, McCrea, Whitehurst and Wright, and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts reflected for all periods exclude distribution payments in connection with distribution equivalent rights on unvested unit awards, because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the unit awards and distribution equivalent rights were originally granted. For 2022, distribution payments in connection with distribution equivalent rights totaled $2,072,643 for Mr. Long, $2,826,685 for Mr. McCrea, $340,120 for Mr. Bramhall, $798,532 for Mr. Whitehurst, $791,164 for Mr. Mason, and $334,890 for Mr. Wright; these amounts include distribution payments on Sunoco LP unit awards for those executives with such unvested awards.
(4)The amounts reflected in the bonus column for Mr. McCrea includes the second payment of Mr. McCrea’s time-vested cash award, which award represented 50% of Mr. McCrea’s total equity award target in 2020. These bonus amounts were paid as follows: $1,800,000 on December 31, 2020, $1,600,000 on July 1, 2021 and $1,600,000 on December 5, 2022. For 2021, the bonus amount reflected above also includes the vesting and payment on February 1, 2021 of a one-time, time-vested cash award of $1,625,000 to Mr. McCrea, which was originally granted in October 2020 in connection with Mr. McCrea’s assumption of his role as Co-Chief Executive Officer.

Grants of Plan-Based Awards in 2022

Name	Grant Date	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards (1)
Energy Transfer Unit Awards:
Thomas E. Long	12/12/2022	958,950	$11,219,715
Marshal S. (Mackie) McCrea, III	12/12/2022	958,950	11,219,715
Dylan A. Bramhall	12/12/2022	175,125	2,048,963
Bradford D. Whitehurst	12/12/2022	243,750	2,851,875
Thomas P. Mason	12/12/2022	258,788	3,027,820
James M. Wright, Jr.	12/12/2022	131,250	1,535,625
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/12/2022	319,650	3,124,446
Marshal S. (Mackie) McCrea, III	12/12/2022	319,650	3,124,446
Dylan A. Bramhall	12/12/2022	58,375	570,591
Bradford D. Whitehurst	12/12/2022	81,250	794,185
Thomas P. Mason	12/12/2022	86,262	843,175
James M. Wright, Jr.	12/12/2022	43,750	427,638
Sunoco LP Unit Awards:
Dylan A. Bramhall	12/12/2022	14,200	621,960
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
Outstanding Equity Awards at 2022 Fiscal Year-End

Name	Grant Date(1)	Unit Awards (1)
		Number of Units That Have Not Vested(2) (#)	Market or Payout Value of Units That Have Not Vested (3) ($)
Energy Transfer Unit Awards:
Thomas E. Long	12/12/2022	958,950	$11,382,737
	12/16/2021	1,121,250	13,309,238
	12/30/2020	662,180	7,860,077
	12/16/2019	86,000	1,020,820
	12/18/2018	54,590	647,983
	10/19/2018	46,080	546,970
Marshal S. (Mackie) McCrea, III	12/12/2022	958,950	11,382,737
	12/16/2021	1,121,250	13,309,238
	12/30/2020	988,165	11,729,519
	12/16/2019	272,960	3,240,035
	12/18/2018	242,296	2,876,054
Dylan A. Bramhall	12/12/2022	175,125	2,078,734
	12/16/2021	83,400	989,958
	12/30/2020	37,500	445,125
	12/16/2019	21,000	249,270
	12/18/2018	18,000	213,660
Bradford D. Whitehurst	12/12/2022	243,750	2,893,313
	12/16/2021	228,000	2,706,360
	12/30/2020	166,600	1,977,542
	12/16/2019	60,920	723,120
	12/18/2018	54,076	641,882
Thomas P. Mason	12/12/2022	258,788	3,071,814
	12/16/2021	300,300	3,564,561
	12/30/2020	234,900	2,788,263
	12/16/2019	85,920	1,019,870
	12/18/2018	76,256	905,159
James M. Wright, Jr.	12/12/2022	131,250	1,557,938
	12/16/2021	131,944	1,566,175
	12/30/2020	98,755	1,172,222
	12/16/2019	36,120	428,744
	12/18/2018	32,060	380,552
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	12/12/2022	319,650	3,179,882
	12/16/2021	249,167	2,589,238
	12/30/2020	59,517	646,228
Marshal S. (Mackie) McCrea, III	12/12/2022	319,650	3,179,882
	12/16/2021	249,167	2,589,241
Dylan A. Bramhall	12/12/2022	58,375	580,715
	12/16/2021	18,534	192,598
	12/30/2020	12,500	135,723
Bradford D. Whitehurst	12/12/2022	81,250	808,276
	12/16/2021	50,667	526,511
	12/30/2020	55,534	602,981

Thomas P. Mason	12/12/2022	86,262	858,135
	12/16/2021	66,734	693,472
	12/30/2020	78,300	850,172
James M. Wright, Jr.	12/12/2022	43,750	435,226
	12/16/2021	29,321	304,692
	12/30/2020	32,919	357,427
Sunoco LP Unit Awards:
Thomas E. Long	12/30/2020	27,800	1,198,180
	12/16/2019	7,800	336,180
	12/19/2018	7,730	333,163
Dylan A. Bramhall	12/12/2022	14,200	612,020
	12/16/2021	13,000	560,300
	12/30/2020	16,000	689,600
	10/27/2020	20,000	862,000
Bradford D. Whitehurst	12/16/2021	16,100	693,910
	12/30/2020	26,000	1,120,600
	12/16/2019	7,280	313,768
	12/19/2018	7,658	330,060
James M. Wright, Jr.	12/19/2018	32,060	1,381,786
(1)Certain of these outstanding awards represent subsidiary awards that converted into Energy Transfer awards upon the in connection with restructuring transactions in prior periods.
(2)Energy Transfer and Sunoco LP unit awards outstanding vest as follows:
•at a rate of 60% in December 2025 and 40% in December 2027 for awards granted in December 2022;
•at a rate of 60% in December 2024 and 40% in December 2026 for awards granted in December 2021;
•at a rate of 60% in December 2023 and 40% in December 2025 for awards granted in December 2020;
•100% in December 2024 for the remaining outstanding portion of awards granted in December 2019; and
•100% in December 2023 for the remaining outstanding portion of awards granted in October and December 2018.
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
Energy Transfer cash restricted unit awards granted in December 2022 vest 1/3 per year in December 2023, 2024 and 2025. Energy Transfer cash restricted unit awards granted in December 2021 vest 1/2 per year in December 2023 and 2024. The remaining outstanding Energy Transfer cash restricted unit awards granted in December 2020 vest in December 2023.
(3)Market value was computed as the number of unvested awards as of December 31, 2022 multiplied by the closing price of respective common units of Energy Transfer and Sunoco LP. For Energy Transfer cash restricted unit awards, the grant date fair value is discounted for the expected distribution yield during the vesting period, as those awards do not include distribution equivalent rights.

Units Vested in 2022

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Energy Transfer Unit Awards:
Thomas E. Long	177,430	$2,161,097
Marshall S. (Mackie) McCrea, III	624,392	7,605,095
Dylan A. Bramhall	31,500	383,670
Bradford D. Whitehurst	129,758	1,580,452
Thomas P. Mason	183,000	2,228,940
James M. Wright, Jr.	54,180	659,912
Energy Transfer Cash Restricted Unit Awards:
Thomas E. Long	184,100	2,242,342
Marshall S. (Mackie) McCrea, III	124,583	1,517,421
Dylan A. Bramhall	21,766	265,110
Bradford D. Whitehurst	80,866	984,948
Thomas P. Mason	111,666	1,360,092
James M. Wright, Jr.	47,578	579,500
Sunoco LP Unit Awards:
Thomas E. Long	18,539	812,008
Bradford D. Whitehurst	16,340	715,692
Thomas P. Mason	7,643	334,763
(1)Amounts presented represent the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the applicable closing market price of applicable common units upon the vesting date.
We have not issued option awards.
Nonqualified Deferred Compensation Table
A description of the key provisions of the Partnership’s deferred compensation plan can be found in the compensation discussion and analysis above.

Name	Executive Contributions in Last FY ($) Acquired on Vesting (#)	Registrant Contributions in Last FY ($) ($) (1)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
James M. Wright, Jr.	—	—	18,550	—	69,745
(1)Amounts included in the aggregate earnings column above have been included in the change in non-qualified deferred compensation earnings column of the summary compensation table.
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
In addition, the Energy Transfer Compensation Committee and the compensation committee of the general partner of Sunoco LP, have approved a retirement provision, which provides that employees, including the named executive officers with at least five years of service with the general partner, who leave the respective general partner voluntarily due to retirement (i) after age 65 but prior to age 68 are eligible for accelerated vesting of 40% of his or her award; or (ii) after 68 are eligible for accelerated vesting of 50% his or her award. The acceleration of the awards is subject to the applicable provisions of IRC Section 409(A). Beginning with awards granted in 2022, the retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
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
CEO Pay Ratio
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, set forth below is information about the relationship of the annual total compensation of Messrs. Long and McCrea, Co-Chief Executive Officers, and the annual total compensation of our employees.
For the 2022 calendar year, the annual total compensation of Messrs. Long and McCrea, as reported in the Summary Compensation Table of this Item 11 was $18,375,515 and $19,974,392, respectively.
The median total compensation of the employees supporting the Partnership (other than Messrs. Long and McCrea) was $132,358 for 2022, which amount was updated from the 2021 “median employee.”
Based on this information, for 2022 the ratio of the annual total compensation of Messrs. Long and McCrea to the median of the annual total compensation of the employees supporting the Partnership as of December 31, 2022 was approximately 139 to 1 and 151 to 1, respectively.
To identify the median of the annual total compensation of the employees supporting the Partnership, the following steps were taken:
1.It was determined that, as of December 31, 2022, the applicable employee populations consisted of 9,533 with all of the identified individuals being employed in the United States. This population consisted of all of our full-time and part-time employees. We did not engage any independent contractors in 2022 that are required to be included in our employee population for the CEO pay ratio evaluation.
2.To identify the “median employee” from our employee population, we compared the total earnings of our employees as reflected in our payroll records as reported on Form W-2 for 2021, and for 2022, updated the compensation of the “median employee” as reflected in our payroll records as reported on form W-2 for 2022.
3.We identified our median employee using W-2 reporting and applied this compensation measure consistently to all of our employees required to be included in the calculation. We did not make any cost of living adjustments in identifying the “median employee.”
4.Once we identified our median employee, we combined all elements of the employee’s compensation for 2022 resulting in an annual compensation of $132,358 with total base salary of $113,189 The difference between such employee’s total earnings and the employee’s total compensation represents the estimated value of the employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $12,827) and the employee’s 401(k) matching contribution and profit sharing contribution (estimated at $6,342 per employee, includes $4,097 per employee on average matching contribution and $2,245 per employee on average profit sharing contribution (employees earning over $175,000 in base are ineligible for profit sharing)).
5.With respect to Messrs. Long and McCrea, we used the amount reported in the “Total” column of our 2022 Summary Compensation Table under this Item 11.
Director Compensation
In 2022, the compensation arrangements for outside directors included a $100,000 annual retainer for services on the board. If a director served on the Energy Transfer Audit Committee, such director would receive an annual cash retainer ($15,000 or $25,000 in the case of the chairman). If a director served on the Energy Transfer Compensation Committee, such director would receive an annual cash retainer ($7,500 or $15,000 in the case of the chairman). The fees for membership on the Conflicts Committee are determined on a per instance basis for each committee assignment.
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
The compensation paid to the non-employee directors of our General Partner in 2022 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Steven R. Anderson	$122,500	$100,000	$—	$222,500
Richard D. Brannon	125,000	100,000	—	225,000
Ray C. Davis (3)	100,000	100,000	—	200,000
Michael K. Grimm	130,000	100,000	—	230,000
James R. Perry	100,000	100,000	—	200,000
Ray W. Washburne (4)	53,750	100,000	—	153,750
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
(3)Mr. Davis resigned from the board of directors of our General Partner, effective December 31, 2022.
(4)Mr. Washburne resigned from the board of directors of our General Partner, effective April 1, 2022.
As of December 31, 2022, Mr. Anderson had 39,390 unvested Energy Transfer restricted units outstanding, Mr. Brannon had 40,645 unvested Energy Transfer restricted units outstanding, Mr. Davis had 39,390 unvested Energy Transfer restricted units outstanding, Mr. Grimm had 47,415 unvested Energy Transfer restricted units outstanding and Mr. Perry had 43,868 unvested Energy Transfer restricted units outstanding.
Non-independent directors do not receive compensation for their service on the board of our General Partner. Non-independent directors include the executive chairman and the employee directors, as well as Messrs. McReynolds and Ramsey, both of whom recently retired from the Partnership. In connection with his retirement, as previously reported by the Partnership, Mr. Ramsey received accelerated vesting of certain equity awards granted during his employment. The vesting of those equity awards was determined in connection with Mr. Ramsey’s employment and retirement, not his service on the board; therefore, no compensation is reflected in the table above for such vesting.
For 2023, the Board has adopted new compensation arrangement for outside directors, which will raise the annual restricted unit award under the Energy Transfer Incentive Plans equal to an aggregate of $125,000. The awards using the same grant date valuation as is used for annual long-term incentive awards made to Partnership officers, including the named executive officers, through the annual modified total unitholder return analysis. Additionally, moving forward awards to outside directors will be made at the same time such awards are made to the Partnership officers, usually in December of each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth in tabular format, a summary of our equity plan information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	37,713,968	—	3,578,984
Total	37,713,968	$—	3,578,984
Energy Transfer LP Units
The following table sets forth certain information as of February 10, 2023, regarding the beneficial ownership of our voting securities by (i) certain beneficial owners of more than 5% of our Common Units, (ii) each director and named executive officer of our General Partner and (iii) all current directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

	Beneficially Owned (2)		Percent of Class
Name and Address of Beneficial Owner (1)	Common Units	Class A Units(3)	Common Units	Class A Units
Kelcy L. Warren (4)	287,799,984	765,993,429	9.3%	100.0%
Thomas E. Long	773,628	—	*	N/A
Marshall S. (Mackie) McCrea, III	3,085,646	—	*	N/A
Dylan A. Bramhall	109,943	—	*	N/A
Thomas P. Mason	744,056	—	*	N/A
Bradford D. Whitehurst (5)	538,709	—	*	N/A
James M. Wright, Jr.	221,266	—	*	N/A
Steven R. Anderson (6)	1,555,163	—	*	N/A
Richard D. Brannon (7)	696,071	—	*	N/A
Michael K. Grimm (8)	688,941	—	*	N/A
John W. McReynolds (9)	30,225,200	—	*	N/A
James R. Perry	126,027	—	*	N/A
Matthew S. Ramsey	1,121,845	—	*	N/A
Blackstone Holdings I/II GP L.L.C. (10)	160,737,127	—	5.2%	N/A
All Directors and Executive Officers as a group (14 persons)	327,802,291	765,993,429	10.6%	100.0%
*    Less than 1%
(1)The address for all listed beneficial owners is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.
(2)Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. The nature of beneficial ownership for all listed persons is direct with sole investment and disposition power unless otherwise noted. The beneficial ownership of each listed person is based on 3,094,593,760 common units outstanding in the aggregate as of February 10, 2023.
(3)The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units and are not entitled to distributions and otherwise have no economic attributes. The Energy Transfer Class A Units are not convertible into, or exchangeable for, Partnership common units. Under the terms of the Energy Transfer Class A Units, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to the general partner additional Energy Transfer Class A Units such that Mr. Warren, through his majority ownership of our general partner, maintains the approximately 20% voting percentage in the Partnership represented by such Energy Transfer Class A Units equivalent to such Energy Transfer Class A Unit voting interest prior to such issuance of additional common units. This provision of the Energy Transfer Class A Units shall terminate at such time as Mr. Warren ceases to be an officer or director of our general partner, provided that all Energy Transfer Class A Units outstanding at such time shall be unchanged and remain outstanding. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%.
(4)Includes 120,385,650 common units held by Kelcy Warren Partners, L.P. and 10,224,429 common units held by Kelcy Warren Partners II, L.P., the general partners of which are owned by Mr. Warren. Also includes 100,577,803 common units held by Kelcy Warren Partners III, LLC formerly known as Seven Bridges Holdings, LLC, of which Mr. Warren is a member. Also includes 328,383 common units attributable to the interest of Mr. Warren in ET Company Ltd and Three Dawaco, Inc., over which Mr. Warren exercises shared voting and dispositive power with Ray Davis. Also includes 601,076 common units and 765,933,429 Energy Transfer Class A Units held by LE GP, LLC. Mr. Warren may be deemed to own common units and Energy Transfer Class A Units held by LE GP, LLC due to his ownership of 81.2% of its member interests. Mr. Warren disclaims beneficial ownership of common units and Energy Transfer Class A Units owned by LE GP, LLC other than to the extent of his interest in such entity. Also includes 104,166 common units held by Mr. Warren’s spouse. Mr. Warren’s combined common unit and Energy Transfer Class A Unit ownership results in a voting interest in the Partnership of 27%.
(5)Includes 297,617 common units held by Mr. Whitehurst in a margin account.
(6)Includes 1,544,558 common units held by Steven R. Anderson Revocable Trust, for which Mr. Anderson serves as trustee.
(7)Includes 580,000 common units held by B4 Capital Investments, LP, a limited partnership of which a limited liability company owned by Mr. Brannon and his wife is the sole general partner and of which Mr. Brannon and his wife are the sole limited partners.
(8)Includes 530,173 common units held Grimm Family Limited Partnership, a limited partnership of which a limited liability company owned by Mr. Grimm is the sole general partner.
(9)Includes 17,445,608 common units held by McReynolds Energy Partners L.P. and 12,142,593 common units held by McReynolds Equity Partners L.P., the general partners of which are owned by Mr. McReynolds. Mr. McReynolds disclaims beneficial ownership of common units owned by such limited partnerships other than to the extent of his interest in such entities.
(10)This information is based on a Schedule 13G filed on February 9, 2023 by Blackstone Holdings I/II GP L.L.C. on behalf of itself and Blackstone Inc., Blackstone Group Management L.L.C., and Stephen A. Schwarzman, each of which reported sole voting and dispositive power with respect to 160,737,127 Energy Transfer Common Units. The sole member of Blackstone Holdings I/II GP L.L.C. is Blackstone Inc. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. The address for each reporting person identified in the February 9, 2023 filing was 345 Park Avenue, New York, NY 10154.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2022	2021
Audit fees (1)	$10.8	$10.7
Audit-related fees(2)	—	0.3
Total	$10.8	$11.0
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
The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. All fees paid or expected to be paid to Grant Thornton LLP for fiscal years 2022 and 2021 were pre-approved by the Audit Committee in accordance with this policy.
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
•the aggregate fees billed by our external auditors for each of the previous two years; and
•the rotation of the lead partner.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:	Page

(1) Financial Statements – see Index to Financial Statements	F - 1

(2) Financial Statement Schedules – None

(3) Exhibits – see Index to Exhibits	159

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
3.2
Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated February 8, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed February 14, 2006)

3.3
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P. dated November 1, 2006 (incorporated by reference to Exhibit 3.3.1 to Form 10-K (File No. 1-32740) filed November 29, 2006)

3.4
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated November 9, 2007 (incorporated by reference to Exhibit 3.3.2 to Form 8-K (File No. 1-32740) filed November 13, 2007)

3.5
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated May 26, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed June 2, 2010)

3.6
Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated December 23, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed December 27, 2013)

3.7
Amendment No. 5 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of March 8, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32740) filed March 9, 2016)

3.8
Amendment No. 6 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Equity, L.P., dated as of October 19, 2018 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No.1-32740, filed October 19, 2018 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1-32740) filed October 19, 2018)

3.9
Amendment No. 7 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP dated as of August 6, 2019 (incorporated by reference to Exhibit 3.10 to Form 10-Q (File No. 1-32740) filed August 8, 2019)

3.10
Amendment No. 8 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated April 1, 2021 (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 1-32740) filed April 1, 2021)

3.11
Amendment No. 9 to Third Amended and Restated Agreement of Limited Partnership of Energy Transfer LP, dated June 15, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 1-32740) filed June 15, 2021)

4.1
Indenture, dated September 20, 2010 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed September 20, 2010)

Exhibit Number	Description
4.2
Fourth Supplemental Indenture, dated December 2, 2013 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 2, 2013)

4.3
Fifth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.4
Sixth Supplemental Indenture, dated May 28, 2014 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32740) filed May 28, 2014)

4.5
Seventh Supplemental Indenture, dated May 22, 2015 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (including form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed May 22, 2015)

4.6
Eighth Supplemental Indenture dated October 18, 2017 between Energy Transfer Equity, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed October 18th, 2017)

4.7
Ninth Supplemental Indenture, dated as of March 25, 2019, between Energy Transfer LP and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed March 27, 2019)

4.8
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed January 19, 2005)

4.9
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-11727) filed October 25, 2006)

4.10
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed March 31, 2008)

4.11
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed May 12, 2011)

4.12
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 17, 2012)

4.13
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 23, 2013)

4.14
Twelfth Supplemental Indenture, dated as of January 24, 2013, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed June 26, 2013)

4.15
Thirteenth Supplemental Indenture, dated as of September 19, 2013, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed September 19, 2013)

4.16
Fourteenth Supplemental Indenture, dated as of March 12, 2015, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed March 12, 2015)

4.17
Fifteenth Supplemental Indenture, dated as of June 23, 2015, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-11727) filed June 23, 2015)

4.18
Sixteenth Supplemental Indenture, dated as of January 17, 2017, between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-11727) filed January 17, 2017)

4.19
Seventeenth Supplemental Indenture, dated as of December 1, 2017, between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.20
Second Supplemental Indenture, dated December 1, 2017, among Energy Transfer Partners, L.P., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-31219) filed December 6, 2017)

Exhibit Number	Description
4.21
Indenture, dated as of May 15, 1994, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., relating to Sunoco, Inc.’s 9.00% Debentures due 2024 (incorporated by reference to Exhibit 4.8 to Form 8-K (File No. 1-31219) filed October 5, 2012)

4.22
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of May 15, 1994 (incorporated by reference to Exhibit 4.9 to Form 8-K (File No. 1-11727) filed October 5, 2012)

4.23
Sixteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-31219) filed September 25, 2017)

4.24
Fifteenth Supplemental Indenture, dated as of September 21, 2017, by and among Sunoco Logistics Partners Operations L.P., as issuer, Energy Transfer Partners, L.P., as guarantor, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed September 25, 2017)

4.25
Third Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-31219) filed December 15, 2017)

4.26
Eighteenth Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-31219) filed December 15, 2017)

4.27
Tenth Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp., Sunoco Logistics Partners Operations L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-31219) filed December 15, 2017)

4.28
Eleventh Supplemental Indenture, dated as of December 12, 2017, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp., Sunoco Logistics Partners Operations L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-31219) filed December 15, 2017)

4.29
Second Supplemental Indenture, dated as of December 1, 2017, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.30
Indenture, dated as of June 8, 2018, among Energy Transfer Partners, L.P. as issuer, Sunoco Logistics Partners Operations L.P., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-31219) filed June 8, 2018)

4.31
First Supplemental Indenture, dated as of June 8, 2018, by and among Energy Transfer Partners, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed June 8, 2018)

4.32
Second Supplemental Indenture, dated as of January 15, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 15, 2019)

4.33
Third Supplemental Indenture, dated as of March 25, 2019, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed March 27, 2019)

4.34
Fourth Supplemental Indenture dated as of January 22, 2020, by and among Energy Transfer Operating, L.P., as issuer, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-31219) filed January 22, 2020)

4.35
Fifth Supplemental Indenture, dated as of December 28, 2021, by and among Energy Transfer LP, Enable Midstream Partners, LP and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 28, 2021)

4.36
Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.37
First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 29, 2014)

4.38
Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP, as issuer, CenterPoint Energy Resources Corp., as guarantor and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed March 9, 2017)

Exhibit Number	Description
4.39
Third Supplemental Indenture, dated as of May 10, 2018, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed May 10, 2018)

4.40
Fourth Supplemental Indenture, dated as of September 13, 2019, by and among Enable Midstream Partners, LP, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-36413) filed September 13, 2019)

4.41
Indenture, dated as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4(a) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4.42
First Supplemental Indenture dated, as of March 29, 1999, among CMS Panhandle Holding Company, Panhandle Eastern Pipe Line Company and NBD Bank (the predecessor to Bank One Trust Company, National Association, J.P. Morgan Trust Company, National Association, The Bank of New York Trust Company, N.A. and The Bank of New York Mellon Trust Company, N.A.), as Trustee, including a form of Guarantee by Panhandle Eastern Pipe Line Company of the obligations of CMS Panhandle Holding Company (incorporated by reference to Exhibit 4(b) to Form 10-Q (File No. 001-02921) filed May 15, 1999)

4.43
Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated Second Supplemental Indenture between Southern Union Company and The Bank of New York, N.A., as Trustee, dated as of October 23, 2006 (incorporated by reference to Form 8-K/A (File No. 001-06407) filed October 26, 2006)

4.44
Third Supplemental Indenture, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.45
Form of Sixth Supplemental Indenture, dated as of June 12, 2008, between PEPL and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed June 11, 2008)

4.46
Form of Seventh Supplemental Indenture, to be dated as of June 2, 2009, between PEPL and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-02921) filed May 28, 2009)

4.47
Supplemental Indenture No. 3, dated as of June 24, 2013 between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.48
Supplemental Indenture No. 4, dated as of June 24, 2013, between Southern Union Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 001-06407) filed June 26, 2013)

4.49
Third Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.50
Fourth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.51
Fifth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.52
Seventeenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.53
Nineteenth Supplemental Indenture, dated as of April 1, 2021 by and between Energy Transfer LP and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.54
Eleventh Supplemental Indenture, dated April 1, 2021 by and between Energy Transfer LP, Regency Energy Finance Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32740) filed April 2, 2021)

4.55
Twelfth Supplemental Indenture, dated April 1, 2021 by and between Energy Transfer LP, Regency Energy Finance Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 1-32740) filed April 2, 2021)

Exhibit Number	Description
4.56
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-11727) filed April 30, 2015)

4.57
Eighth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-11727) filed April 30, 2015)

4.58
Seventh Supplemental Indenture, dated as of May 28, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, Energy Transfer Partners, L.P., as co-obligor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed June 1, 2015)

4.59
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-11727) filed August 13, 2015)

4.60
Ninth Supplemental Indenture, dated as of December 1, 2017 by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.61
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-11727) filed August 13, 2015)

4.62
Tenth Supplemental Indenture, dated as of December 1, 2017, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 1-31219) filed December 6, 2017)

4.63
Supplemental Indenture No. 6, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.64
Fifth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.65
Eighth Supplemental Indenture, dated November 3, 2022, between Panhandle Eastern Pipe Line Company, LP, Energy Transfer LP and the Bank of New York Mellon Trust Company, as Trustee (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-2921) filed November 17, 2022)

4.66
Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.67
First Supplemental Indenture, dated as of December 14, 2022, between Energy Transfer LP, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32740) filed December 14, 2022)

4.68
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series C Preferred Units (incorporated by reference to Exhibit 4.43 to Form 10-K (File No. 1-32740) filed February 18, 2022)

4.69
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series D Preferred Units (incorporated by reference to Exhibit 4.44 to Form 10-K (File No. 1-32740) filed February 18, 2022)

4.70
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of Series E Preferred Units (incorporated by reference to Exhibit 4.45 to Form 10-K (File No. 1-32740) filed February 18, 2022)

4.71*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Description of common units
10.1+
Amended and Restated Energy Transfer LP Long-Term Incentive Plan (formerly Amended and Restated Energy Transfer Equity, L.P. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to Form 10-K (File No. 1-32740) filed February 23, 2018)

10.2+	First Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32740) filed February 19, 2021)
10.3+	Second Amendment to the Amended and Restated Energy Transfer LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed January 6, 2021)

Exhibit Number	Description
10.4+	Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32740) filed January 6, 2021)
10.5+	Form of Cash Unit Award Agreement under the Energy Transfer LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32740) filed January 6, 2021)
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
10.11+
Energy Transfer Deferred Compensation Plan (formerly called Energy Transfer Partners Deferred Compensation Plan) (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-11727) filed May 7, 2010)

10.12+
Amendment No. 1 to the Energy Transfer Deferred Compensation Plan (formerly called Energy Transfer Partners Deferred Compensation Plan) (incorporated by reference to Exhibit 10.12 to Form 10-K (File No. 1-32740) filed February 18, 2022)

10.13+	Amendment No. 2 to the Energy Transfer Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32740) filed February 18, 2022)
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

10.24
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.56 to Form 10-Q (File No. 1-11727) filed July 10, 2007)

10.25
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed December 14, 2009)

Exhibit Number	Description
10.26
Credit Agreement dated as of December 1, 2017 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other lenders party thereto and the other parties named therein (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-31219) filed December 6, 2017)

10.27
Amendment No. 1 to Five-Year Credit Agreement, Joinder and Increase and Extension Agreement, dated as of October 19, 2018, by and among Energy Transfer Partners, L.P., Sunoco Logistics Partners Operations L.P., and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-31219) filed October 19, 2018)

10.28
Extension Agreement dated as of May 10, 2021 among Energy Transfer LP, the Consenting Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32740) filed May 11, 2021)

10.29
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP, PEPL Holdings, LLC and Regency Energy Finance Corp. (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-11727) filed April 30. 2013)

10.30
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

10.31
Guarantee of Collection, made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.32
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-11727) filed March 28, 2012)

10.33
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

ENERGY TRANSFER LP

		By:	LE GP, LLC, its general partner

Date:	February 17, 2023	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Group Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Executive Chairman	February 17, 2023
Kelcy L. Warren

/s/ Marshall S. McCrea, III	Co-Chief Executive Officer and Director	February 17, 2023
Marshall S. McCrea, III	(Co-Principal Executive Officer)

/s/ Thomas E. Long	Co-Chief Executive Officer and Director	February 17, 2023
Thomas E. Long	(Co-Principal Executive Officer)

/s/ Dylan A. Bramhall	Group Chief Financial Officer	February 17, 2023
Dylan A. Bramhall	(Principal Financial Officer)

/s/ A. Troy Sturrock	Group Senior Vice President and Controller	February 17, 2023
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Steven R. Anderson	Director	February 17, 2023
Steven R. Anderson

/s/ Richard D. Brannon	Director	February 17, 2023
Richard D. Brannon

/s/ Michael K. Grimm	Director	February 17, 2023
Michael K. Grimm

/s/ John W. McReynolds	Director	February 17, 2023
John W. McReynolds

/s/ James R. Perry	Director	February 17, 2023
James R. Perry

/s/ Matthew S. Ramsey	Director	February 17, 2023
Matthew S. Ramsey

Energy Transfer LP and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of LE GP, LLC and
Unitholders of Energy Transfer LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Energy Transfer LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment
As described further in Note 2 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $2.6 billion as of December 31, 2022. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential asset impairment has occurred. As of December 31, 2022, there was $368 million of goodwill associated with a reporting unit within the NGL and Refined Products Transportation and Services segment in which we identified the Partnership’s determination of the fair value of the reporting unit as a critical audit matter.

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

Dallas, Texas
February 17, 2023

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$257	$336
Accounts receivable, net	8,466	7,654
Accounts receivable from related companies	93	54
Inventories	2,461	2,014
Income taxes receivable	68	32
Derivative assets	10	10
Other current assets	726	437
Total current assets	12,081	10,537

Property, plant and equipment	105,996	103,991
Accumulated depreciation and depletion	(25,685)	(22,384)
Property, plant and equipment, net	80,311	81,607

Investments in unconsolidated affiliates	2,893	2,947
Lease right-of-use assets, net	819	838
Other non-current assets, net	1,558	1,645
Intangible assets, net	5,415	5,856
Goodwill	2,566	2,533
Total assets	$105,643	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in millions)

	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,952	$6,834
Accounts payable to related companies	17	—
Derivative liabilities	23	203
Operating lease current liabilities	45	47
Accrued and other current liabilities	3,329	3,071
Current maturities of long-term debt	2	680
Total current liabilities	10,368	10,835

Long-term debt, less current maturities	48,260	49,022
Non-current derivative liabilities	23	193
Non-current operating lease liabilities	798	814
Deferred income taxes	3,701	3,648
Other non-current liabilities	1,341	1,323

Commitments and contingencies
Redeemable noncontrolling interests	493	783

Equity:
Limited Partners:
Preferred Unitholders (72,184,780 and 72,184,780 units authorized, issued and outstanding as of December 31, 2022 and 2021, respectively)	6,051	6,051
Common Unitholders (3,094,445,367 and 3,082,517,494 units authorized, issued and outstanding as of December 31, 2022 and 2021, respectively)	26,960	25,230
General Partner	(2)	(4)
Accumulated other comprehensive income	16	23
Total partners’ capital	33,025	31,300
Noncontrolling interests	7,634	8,045
Total equity	40,659	39,345
Total liabilities and equity	$105,643	$105,963
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2022	2021	2020
REVENUES:
Refined product sales	$26,020	$17,766	$10,514
Crude sales	23,473	15,299	9,442
NGL sales	20,114	15,243	6,797
Gathering, transportation and other fees	10,907	9,229	8,982
Natural gas sales	8,535	9,159	2,633
Other	827	721	586
Total revenues	89,876	67,417	38,954
COSTS AND EXPENSES:
Cost of products sold	72,232	50,395	25,487
Operating expenses	4,338	3,574	3,218
Depreciation, depletion and amortization	4,164	3,817	3,678
Selling, general and administrative	1,018	818	711
Impairment losses and other	386	21	2,880
Total costs and expenses	82,138	58,625	35,974
OPERATING INCOME	7,738	8,792	2,980
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(2,306)	(2,267)	(2,327)
Equity in earnings of unconsolidated affiliates	257	246	119
Impairment of investments in unconsolidated affiliates	—	—	(129)
Losses on extinguishments of debt	—	(38)	(75)
Gains (losses) on interest rate derivatives	293	61	(203)
Other, net	90	77	12
INCOME BEFORE INCOME TAX EXPENSE	6,072	6,871	377
Income tax expense	204	184	237
NET INCOME	5,868	6,687	140
Less: Net income attributable to noncontrolling interests	1,061	1,167	739
Less: Net income attributable to redeemable noncontrolling interests	51	50	49
NET INCOME (LOSS) ATTRIBUTABLE TO PARTNERS	4,756	5,470	(648)
General Partner’s interest in net income (loss)	4	6	(1)
Preferred Unitholders’ interest in net income	422	285	—
Common Unitholders’ interest in net income (loss)	$4,330	$5,179	$(647)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$1.40	$1.89	$(0.24)
Diluted	$1.40	$1.89	$(0.24)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$5,868	$6,687	$140
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	(10)	1	5
Actuarial gain (loss) relating to pension and other postretirement benefits	(12)	12	18
Foreign currency translation adjustment	(6)	4	5
Change in other comprehensive income from unconsolidated affiliates	24	3	(13)
	(4)	20	15
Comprehensive income	5,864	6,707	155
Less: Comprehensive income attributable to noncontrolling interests	1,055	1,170	738
Less: Comprehensive income attributable to redeemable noncontrolling interests	51	50	49
Comprehensive income (loss) attributable to partners	$4,758	$5,487	$(632)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

	Common Unitholders	Preferred Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, December 31, 2019	$21,935	$—	$(4)	$(11)	$12,018	$33,938
Distributions to partners	(2,799)	—	(3)	—	—	(2,802)
Distributions to noncontrolling interests	—	—	—	—	(1,651)	(1,651)
Subsidiary units issued	—	—	—	—	1,580	1,580
Capital contributions from noncontrolling interests	—	—	—	—	222	222
Other comprehensive income (loss), net of tax	—	—	—	16	(1)	15
Other, net	42	—	—	1	(48)	(5)
Net income (loss), excluding amounts attributable to redeemable noncontrolling interests	(647)	—	(1)	—	739	91
Balance, December 31, 2020	18,531	—	(8)	6	12,859	31,388
Preferred units converted in Rollup Mergers	—	4,768	—	—	(4,768)	—
Distributions to partners	(1,616)	(280)	(2)	—	—	(1,898)
Distributions to noncontrolling interests	—	—	—	—	(1,487)	(1,487)
Common units repurchased	(31)	—	—	—	—	(31)
Units issued	—	889	—	—	—	889
Capital contributions from noncontrolling interests	—	—	—	—	226	226
Enable Acquisition	3,117	392	—	—	34	3,543
Other comprehensive income, net of tax	—	—	—	17	3	20
Other, net	50	(3)	—	—	11	58
Net income, excluding amounts attributable to redeemable noncontrolling interests	5,179	285	6	—	1,167	6,637
Balance, December 31, 2021	25,230	6,051	(4)	23	8,045	39,345
Distributions to partners	(2,623)	(422)	(2)	—	—	(3,047)
Distributions to noncontrolling interests	—	—	—	—	(1,547)	(1,547)
Capital contributions from noncontrolling interests	—	—	—	—	405	405
Energy Transfer Canada sale	—	—	—	(9)	(337)	(346)
Other comprehensive income (loss), net of tax	—	—	—	2	(6)	(4)
Other, net	23	—	—	—	13	36
Net income, excluding amounts attributable to redeemable noncontrolling interests	4,330	422	4	—	1,061	5,817
Balance, December 31, 2022	$26,960	$6,051	$(2)	$16	$7,634	$40,659
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$5,868	$6,687	$140
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,164	3,817	3,678
Deferred income taxes	187	141	210
Inventory valuation adjustments	(5)	(190)	82
Non-cash compensation expense	115	111	121
Impairment losses	386	21	2,880
Impairment of investment in unconsolidated affiliates	—	—	129
Losses on extinguishments of debt	—	38	75
Distributions on unvested awards	(73)	(47)	(41)
Equity in earnings of unconsolidated affiliates	(257)	(246)	(119)
Distributions from unconsolidated affiliates	232	212	220
Other non-cash	(64)	103	(61)
Net change in operating assets and liabilities, net of effects of acquisitions	(1,502)	515	47
Net cash provided by operating activities	9,051	11,162	7,361
INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1,141)	(205)	—
Capital expenditures, excluding allowance for equity funds used during construction	(3,381)	(2,822)	(5,130)
Contributions in aid of construction costs	56	43	67
Contributions to unconsolidated affiliates	—	(4)	(38)
Distributions from unconsolidated affiliates in excess of cumulative earnings	62	167	187
Proceeds from sale of Energy Transfer Canada interest	302	—	—
Proceeds from sales of other assets	78	45	19
Other	2	1	(3)
Net cash used in investing activities	(4,022)	(2,775)	(4,898)
FINANCING ACTIVITIES:
Proceeds from borrowings	28,838	21,267	24,440
Repayments of debt	(29,681)	(27,318)	(24,133)
Preferred units issued for cash	—	889	—
Subsidiary units issued for cash	—	—	1,580
Capital contributions from noncontrolling interests	405	226	222
Distributions to partners	(3,047)	(1,898)	(2,802)
Distributions to noncontrolling interests	(1,547)	(1,487)	(1,651)
Distributions to redeemable noncontrolling interests	(49)	(49)	(49)
Common units repurchased under buyback program	—	(31)	—
Debt issuance costs	(27)	(14)	(59)
Other	—	(3)	65
Net cash used in financing activities	(5,108)	(8,418)	(2,387)
Increase (decrease) in cash and cash equivalents	(79)	(31)	76
Cash and cash equivalents, beginning of period	336	367	291
Cash and cash equivalents, end of period	$257	$336	$367
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
In November 2022, Energy Transfer and Panhandle completed an internal reorganization which resulted in Energy Transfer assuming all of Panhandle’s notes and debentures, as more fully discussed in Note 6.
Our financial statements reflect the following reportable segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•NGL and refined products transportation and services;
•crude oil transportation and services;
•investment in Sunoco LP;
•investment in USAC; and
•all other.
The Partnership owns and operates intrastate natural gas pipeline systems and storage facilities that are engaged in the business of purchasing, gathering, transporting, processing and marketing natural gas and NGLs in the states of Texas, Oklahoma and Louisiana.
The Partnership owns and operates interstate pipelines, either directly or through equity method investments, that transport natural gas to various markets in the United States.
The Partnership is engaged in the gathering and processing, compression, treating and transportation of natural gas, focusing on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Permian, Anadarko, Arkoma and Hugoton basins, as well as the Eagle Ford, Haynesville, Barnett, Marcellus and Utica shales.
The Partnership owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets, which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.
The Partnership owns a controlling interest in Sunoco LP which is engaged in the wholesale distribution of motor fuels to convenience stores, independent dealers, commercial customers and distributors, as well as the retail sale of motor fuels and merchandise through Sunoco LP operated convenience stores and retail fuel sites. As of December 31, 2022, our interest in Sunoco LP consisted of 100% of the general partner and IDRs, as well as 28.5 million common units.
The Partnership owns a controlling interest in USAC which provides compression services to producers, processors, gatherers and transporters of natural gas and crude oil. As of December 31, 2022, our interest in USAC consisted of 100% of the general partner and 46.1 million common units.

Basis of Presentation. The consolidated financial statements of Energy Transfer LP presented herein for the years ended December 31, 2022, 2021 and 2020, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and limited partnerships, which we control as the general partner or owner of the general partner. All significant intercompany transactions and accounts are eliminated in consolidation.
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

The net change in operating assets and liabilities, net of effects of acquisitions, included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2022	2021	2020
Accounts receivable	$(863)	$(3,356)	$1,163
Accounts receivable from related companies	23	38	(290)
Inventories	(361)	(19)	(271)
Other current assets	(326)	(216)	172
Other non-current assets, net	146	1	(7)
Accounts payable	25	3,834	(1,327)
Accounts payable to related companies	6	(34)	367
Accrued and other current liabilities	131	238	163
Other non-current liabilities	66	117	8
Derivative assets and liabilities, net	(349)	(88)	69
Net change in operating assets and liabilities, net of effects of acquisitions	$(1,502)	$515	$47
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2022	2021	2020
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$575	$464	$604
Units issued in connection with the Enable Acquisition(1)	—	3,509	—
Lease assets obtained in exchange for new lease liabilities	42	18	42
Acquisition of interest in unconsolidated affiliate	—	49	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$2,167	$2,188	$2,092
Cash paid for income taxes (net of refunds)	54	41	(64)
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
We have a diverse portfolio of customers; however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production sector. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for credit losses on trade receivables based on the expected ultimate recovery of these receivables and consider many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Changes in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
Inventories
Inventories consist principally of natural gas held in storage, NGLs and refined products, crude oil and spare parts, all of which are valued at the lower of cost or net realizable value utilizing the weighted-average cost method.

Sunoco LP’s fuel inventories are stated at the lower of cost or market using the last-in-first-out (“LIFO”) method. As of December 31, 2022 and 2021, Sunoco LP’s fuel inventory balance included lower of cost or market reserves of $116 million and $121 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Partnership’s consolidated statements of operations and comprehensive income did not include any material amounts of income from the liquidation of Sunoco LP’s LIFO fuel inventory. For the years ended December 31, 2022 and 2021, the Partnership’s cost of products sold included favorable inventory adjustments of $5 million and $190 million, respectively, and for year ended December 31, 2020, an unfavorable inventory adjustment of $82 million, related to Sunoco LP’s LIFO inventory.
The Partnership’s inventories consisted of the following:

	December 31,
	2022	2021
Natural gas, NGLs and refined products	$1,802	$1,259
Crude oil	246	328
Spare parts and other	413	427
Total inventories	$2,461	$2,014
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Other Current Assets
Other current assets consisted of the following:

	December 31,
	2022	2021
Deposits paid to vendors	$334	$215
Prepaid expenses and other	392	222
Total other current assets	$726	$437
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
In 2022 and 2021, USAC recognized fixed asset impairments of $1 million and $5 million, respectively, related to its compression equipment as a result of its evaluation of the future deployment of idle fleet.
In 2020, the Partnership recognized a $58 million fixed asset impairment primarily due to decreases in projected future cash flow as a result of the overall market demand decline. In addition, USAC recorded an $8 million impairment of compression equipment as a result of its evaluations of the future deployment of its idle fleet.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2022	2021
Land and improvements	$1,427	$1,369
Buildings and improvements (1 to 45 years)	3,546	4,598
Pipelines and equipment (5 to 83 years)	82,353	77,112
Product storage and related facilities (2 to 83 years)	7,274	7,410
Right of way (20 to 83 years)	6,252	5,021
Other (1 to 48 years)	2,739	2,816
Construction work-in-process	2,405	5,665
	105,996	103,991
Less – Accumulated depreciation and depletion	(25,685)	(22,384)
Property, plant and equipment, net	$80,311	$81,607
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Depreciation, depletion and amortization expense	$3,774	$3,465	$3,275
Capitalized interest	112	135	189
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
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2022	2021
Crude pipeline linefill and tank bottoms	$489	$498
Regulatory assets	55	42
Pension assets	129	140
Deferred charges	140	177
Restricted funds	121	164
Other	624	624
Total other non-current assets, net	$1,558	$1,645
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
Components and useful lives of intangible assets were as follows:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$7,884	$(2,807)	$7,982	$(2,464)
Patents (10 years)	48	(48)	48	(44)
Trade names (20 years)	66	(41)	66	(38)
Other (5 to 20 years)	12	(13)	19	(20)
Total amortizable intangible assets	8,010	(2,909)	8,115	(2,566)
Non-amortizable intangible assets:
Trademarks	302	—	295	—
Other	12	—	12	—
Total non-amortizable intangible assets	314	—	307	—
Total intangible assets	$8,324	$(2,909)	$8,422	$(2,566)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2022	2021	2020
Reported in depreciation, depletion and amortization expense	$390	$352	$403
Estimated aggregate amortization of intangible assets for the next five years is as follows:

Years Ending December 31:
2023	$357
2024	344
2025	331
2026	327
2027	309
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

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL and Refined Products Transportation and Services	Crude Oil Transportation and Services	Investment in Sunoco LP	Investment in USAC	All Other	Total
Balance, December 31, 2020	$—	$—	$—	$693	$52	$1,564	$—	$82	$2,391
Acquired	—	—	—	—	138	4	—	—	142
Balance, December 31, 2021	—	—	—	693	190	1,568	—	82	2,533
Acquired	—	—	—	—	—	33	—	—	33
Balance, December 31, 2022	$—	$—	$—	$693	$190	$1,601	$—	$82	$2,566
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
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. During the fourth quarter of 2021, $138 million of goodwill was recorded in conjunction with the acquisition of Enable. In addition, Sunoco LP recorded $4 million of goodwill in conjunction with its acquisition of eight refined product terminals in 2021 and $33 million of goodwill in conjunction with its acquisitions in 2022.
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
Management does not believe that any of the goodwill balances in its reporting units is currently at significant risk of impairment; however, of the $2.57 billion of goodwill on the Partnership’s consolidated balance sheet as of December 31, 2022, approximately $368 million is recorded in reporting units for which the estimated fair value exceeded the carrying value by less than 20% in the most recent quantitative test.
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
As of December 31, 2022 and 2021, other non-current liabilities in the Partnership’s consolidated balance sheets included AROs of $362 million and $369 million, respectively. For the years ended December 31, 2022, 2021 and 2020 aggregate accretion expense related to AROs was $4 million, $12 million and $16 million, respectively.
Except for the AROs discussed above, management was not able to reasonably measure the fair value of AROs as of December 31, 2022 and 2021, in most cases because the settlement dates were indeterminable. Although a number of onshore assets in our systems are subject to agreements or regulations that give rise to an ARO upon discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Our subsidiaries also have legal obligations for several other assets at previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, our subsidiaries are legally or contractually required to abandon in place or remove the asset. We believe we may have additional AROs related to pipeline assets and storage tanks, for which it is not possible to estimate whether or when the AROs will be settled. Consequently, these AROs cannot be measured at this time. Sunoco LP also has AROs related to the estimated future cost to remove underground storage tanks.
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
As of December 31, 2022 and 2021, other non-current assets on the Partnership’s consolidated balance sheets included $27 million and $39 million, respectively, of funds that were legally restricted for the purpose of settling AROs.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2022	2021
Interest payable	$559	$561
Customer advances and deposits	222	188
Accrued capital expenditures	565	461
Accrued wages and benefits	376	297
Taxes payable other than income taxes	519	384
Exchanges payable	224	155
Deferred revenue	268	158
Other	596	867
Total accrued and other current liabilities	$3,329	$3,071
In certain circumstances, customer advances and deposits are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may be required when customers exceed their credit limits or do not qualify for open credit.
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
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR or SOFR curve, is based on quotes from an active exchange of futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the year ended December 31, 2022, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2022 and 2021 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2022
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$60	$60	$—
Swing Swaps IFERC	75	75	—
Fixed Swaps/Futures	113	113	—
Forward Physical Contracts	10	—	10
Power:
Forwards	52	—	52
Futures	3	3	—
NGLs – Forwards/Swaps	317	317	—
Refined Products – Futures	20	20	—
Crude – Forwards/Swaps	38	38	—
Total commodity derivatives	688	626	62
Other non-current assets	27	18	9
Total assets	$715	$644	$71
Liabilities:
Interest rate derivatives	$(23)	$—	$(23)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(25)	(25)	—
Swing Swaps IFERC	(12)	(12)	—
Fixed Swaps/Futures	(4)	(4)	—
Forward Physical Contracts	(2)	—	(2)
Power:
Forwards	(51)	—	(51)
Futures	(3)	(3)	—
NGLs – Forwards/Swaps	(358)	(358)	—
Refined Products – Futures	(59)	(59)	—
Crude – Forwards/Swaps	(12)	(12)	—
Total commodity derivatives	(526)	(473)	(53)
Total liabilities	$(549)	$(473)	$(76)

	Fair Value Total	Fair Value Measurements at December 31, 2021
		Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$7	$7	$—
Swing Swaps IFERC	38	38	—
Fixed Swaps/Futures	26	26	—
Forward Physical Contracts	7	—	7
Power:
Forwards	17	—	17
Futures	6	6	—
NGLs – Forwards/Swaps	152	152	—
Refined Products – Futures	3	3	—
Crude - Forwards/Swaps	16	16	—
Total commodity derivatives	272	248	24
Other non-current assets	39	26	13
Total assets	$311	$274	$37
Liabilities:
Interest rate derivatives	$(387)	$—	$(387)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)
Swing Swaps IFERC	(6)	(6)	—
Fixed Swaps/Futures	(9)	(9)	—
Forward Physical Contracts	(6)	—	(6)
Power:
Forwards	(15)		(15)
Futures	(4)	(4)	—
NGLs – Forwards/Swaps	(140)	(140)	—
Refined Products – Futures	(18)	(18)	—
Crude - Forwards/Swaps	(3)	(3)	—
Total commodity derivatives	(211)	(190)	(21)
Total liabilities	$(598)	$(190)	$(408)
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2022 was $45.42 billion and $48.26 billion, respectively. As of December 31, 2021, the aggregate fair value and carrying amount of our debt obligations was $54.97 billion and $49.70 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
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
Costs and Expenses
Cost of products sold include actual cost of fuel sold, adjusted for the effects of our hedging and other commodity derivative activities, and the cost of appliances, parts and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, purchasing costs and plant operations. Selling, general and administrative expenses include all partnership related expenses and compensation for executive, partnership and administrative personnel.
We record the collection of taxes to be remitted to government authorities on a net basis, except for consumer excise taxes collected by Sunoco LP on sales of refined products and merchandise which are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income. For the years ended December 31, 2022, 2021 and 2020, excise taxes collected by Sunoco LP were $285 million, $332 million and $301 million, respectively.
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
Related Party Transactions
The Partnership regularly enters into related party transactions with several of its unconsolidated affiliates. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets. While the Partnership believes that such related party transactions generally reflect market rates, the pricing under such agreements may not be comparable to similar transactions with unaffiliated third parties. For the years ended December 31, 2022, 2021 and 2020, the Partnership’s consolidated income statements reflect revenues from related parties of $391 million, $410 million and $466 million, respectively.
Income Taxes
Energy Transfer is a publicly traded limited partnership and is not taxable for federal and most state income tax purposes. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and most state purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under our Partnership Agreement. We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, Energy Transfer would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2022, 2021 and 2020, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local, and foreign income taxes. These corporate subsidiaries include ETP Holdco, Sunoco Retail LLC, and Aloha, among others. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
3.ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Woodford Express Acquisition
On September 13, 2022, Energy Transfer completed the acquisition of 100% of the membership interests in Woodford Express, LLC, which owns a mid-continent gas gathering and processing system, for approximately $485 million plus working capital. The system, which is located in the heart of the SCOOP play, has 450 MMcf/d of cryogenic gas processing and treating capacity and over 200 miles of gathering lines, which are connected to Energy Transfer’s pipeline network. Woodford Express, LLC repaid aggregate principal of $292 million on its revolving credit facility and term loan on the closing date of the acquisition, which amount is included in the total consideration.
Energy Transfer Canada Sale
In August 2022, the Partnership completed the sale of its 51% interest in Energy Transfer Canada. The sale resulted in cash proceeds to Energy Transfer of $302 million.
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
Sunoco LP’s Acquisitions
On November 30, 2022, Sunoco LP completed the acquisition of Peerless Oil & Chemicals, Inc., an established terminal operator that distributes fuel products to over 100 locations within Puerto Rico and throughout the Caribbean, for $76 million, net of cash acquired.
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
The following table summarizes the allocation of the purchase price among the assets acquired and liabilities assumed:

At December 2, 2021
Total current assets	$593
Property, plant and equipment, net	7,076
Investments in unconsolidated affiliates	40
Other non-current assets	39
Intangible assets, net	440
Goodwill	138
Total assets	8,326

Total current liabilities	488
Long-term debt, less current maturities(1)	4,267
Other non-current liabilities	18
Total liabilities	4,773

Noncontrolling interests	34

Total consideration	3,519
Cash received	61
Total consideration, net of cash received	$3,458
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
4.INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Description of Investments
Following is a summary of the Partnership’s significant unconsolidated investees.
Citrus
Energy Transfer owns a 50% interest in Citrus. Citrus owns 100% of FGT, an approximately 5,362-mile natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. Our investment in Citrus is reflected in our interstate transportation and storage segment.
MEP
Energy Transfer owns a 50% interest in MEP, which owns the Midcontinent Express Pipeline, an approximately 500-mile natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment.
White Cliffs
Energy Transfer owns a 51% interest in White Cliffs, which consists of two parallel, 12-inch common carrier pipelines: one crude oil pipeline and one NGL pipeline. These pipelines transport crude and NGLs from Platteville, Colorado to Cushing, Oklahoma. The Partnership recorded an impairment of its investment in White Cliffs of $129 million during the year ended December 31, 2020 due to a decrease in projected future revenues and cash flows as a result of the overall market demand decline.

Explorer
Energy Transfer owns a 15% membership interest in Explorer, which consists of a 1,850-mile pipeline which originates from refining centers in Beaumont, Port Arthur, and Houston, Texas and extends to Chicago, Illinois. Our investment in Explorer is reflected in our NGL and refined products transportation and services segment.
Summary of Balances Related to Unconsolidated Affiliates
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Citrus	$1,800	$1,792
MEP	360	378
White Cliffs	218	245
Explorer	69	71
Other	446	461
Total	$2,893	$2,947
The following table presents equity in earnings (losses) of unconsolidated affiliates:

	Years Ended December 31,
	2022	2021	2020
Citrus	$141	$157	$162
MEP	10	(17)	(6)
White Cliffs	(8)	—	20
Explorer	25	24	17
Other (1)	89	82	(74)
Total equity in earnings of unconsolidated affiliates	$257	$246	$119
(1)For the year ended December 31, 2020, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by FEP, which reduced the Partnership’s equity in earnings by $208 million.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, Citrus, MEP, White Cliffs and Explorer (on a 100% basis) for all periods presented:

	December 31,
	2022	2021
Current assets	$311	$319
Property, plant and equipment, net	7,722	7,803
Other assets	86	88
Total assets	$8,119	$8,210

Current liabilities	$291	$547
Non-current liabilities	4,347	4,110
Equity	3,481	3,553
Total liabilities and equity	$8,119	$8,210

	Years Ended December 31,
	2022	2021	2020
Revenue	$1,518	$1,393	$1,405
Operating income	704	684	732
Net income	463	446	480
In addition to the equity method investments described above, we have other equity method investments which are not significant to our consolidated financial statements.
5.NET INCOME PER COMMON UNIT:
Basic net income per common unit is computed by dividing net income, after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. Diluted net income per common unit is computed by dividing net income (as adjusted as discussed herein), after considering the General Partner’s interest, by the weighted average number of limited partner interests outstanding. For the diluted earnings per share computation, income allocable to the limited partners is reduced, where applicable, for the decrease in earnings from Energy Transfer’s limited partner unit ownership in Sunoco LP that would have resulted assuming the incremental units related to Sunoco LP’s equity incentive plans, as applicable, had been issued during the respective periods. Such units have been determined based on the treasury stock method.
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2022	2021	2020
Net income	$5,868	$6,687	$140
Less: Net income attributable to redeemable noncontrolling interests	51	50	49
Less: Net income attributable to noncontrolling interests	1,061	1,167	739
Net income (loss), net of noncontrolling interests	4,756	5,470	(648)
Less: General Partner’s interest in income (loss)	4	6	(1)
Less: Preferred Unitholders’ interest in income	422	285	—
Common Unitholders’ interest in net income (loss)	$4,330	$5,179	$(647)
Basic Income (Loss) per Common Unit:
Weighted average common units	3,086.8	2,734.4	2,695.6
Basic income (loss) per common unit	$1.40	$1.89	$(0.24)
Diluted Income (Loss) per Common Unit:
Common Unitholders’ interest in net income (loss)	$4,330	$5,179	$(647)
Dilutive effect of equity-based compensation of subsidiaries and distributions to convertible units	(2)	(2)	—
Diluted income (loss) available to Common Unitholders	$4,328	$5,177	$(647)
Weighted average common units	3,086.8	2,734.4	2,695.6
Dilutive effect of unvested unit awards	10.2	5.1	—
Weighted average common units, assuming dilutive effect of unvested unit awards	3,097.0	2,739.5	2,695.6
Diluted income (loss) per common unit	$1.40	$1.89	$(0.24)

6.DEBT OBLIGATIONS:
In connection with the Rollup Mergers on April 1, 2021, as discussed in Note 1, Energy Transfer entered into various supplemental indentures and assumed all the obligations of ETO under the respective indentures and credit agreements.
In November 2022, Energy Transfer and Panhandle completed an internal reorganization which resulted in Energy Transfer assuming all of Panhandle’s notes and debentures.
Our debt obligations consist of the following:

	December 31,
	2022	2021
Energy Transfer Indebtedness
4.65% Senior Notes due February 15, 2022(1)	$—	$300
5.00% Senior Notes due October 1, 2022(1)	—	700
3.45% Senior Notes due January 15, 2023(2)(3)	350	350
3.60% Senior Notes due February 1, 2023(2)(3)	800	800
4.25% Senior Notes due March 15, 2023(3)	5	5
4.25% Senior Notes due March 15, 2023(3)	995	995
4.20% Senior Notes due September 15, 2023(3)	500	500
4.50% Senior Notes due November 1, 2023(3)	600	600
5.875% Senior Notes due January 15, 2024	23	23
7.60% Senior Notes due February 1, 2024(4)	82	—
5.875% Senior Notes due January 15, 2024	1,127	1,127
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.25% Senior Notes due April 1, 2024	500	500
4.50% Senior Notes due April 15, 2024	750	750
3.90% Senior Notes due May 15, 2024	600	600
9.00% Debentures due November 1, 2024	65	65
4.05% Senior Notes due March 15, 2025	1,000	1,000
2.90% Senior Notes due May 15, 2025	1,000	1,000
5.95% Senior Notes due December 1, 2025	400	400
4.75% Senior Notes due January 15, 2026	1,000	1,000
3.90% Senior Notes due July 15, 2026	550	550
4.40% Senior Notes due March 15, 2027	700	700
4.20% Senior Notes due April 15, 2027	600	600
5.50% Senior Notes due June 1, 2027	44	44
5.50% Senior Notes due June 1, 2027	956	956
4.00% Senior Notes due October 1, 2027	750	750
5.55% Senior Notes due February 15, 2028	1,000	—
4.95% Senior Notes due May 15, 2028	800	800
4.95% Senior Notes due June 15, 2028	1,000	1,000
5.25% Senior Notes due April 15, 2029	1,500	1,500
7.00% Senior Notes due July 15, 2029(4)	66	—
4.15% Senior Notes due September 15, 2029	547	547
8.25% Senior Notes due November 15, 2029(4)	33	—
8.25% Senior Notes due November 15, 2029	267	267
3.75% Senior Note due May 15, 2030	1,500	1,500
5.75% Senior Notes due February 15, 2033	1,500	—
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400

5.80% Senior Notes due June 15, 2038	500	500
7.50% Senior Notes due July 1, 2038	550	550
6.85% Senior Notes due February 15, 2040	250	250
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.30% Senior Notes due April 1, 2044	700	700
5.00% Senior Notes due May 15, 2044	531	531
5.15% Senior Notes due March 15, 2045	1,000	1,000
5.35% Senior Notes due May 15, 2045	800	800
6.125% Senior Notes due December 15, 2045	1,000	1,000
5.30% Senior Notes due April 15, 2047	900	900
5.40% Senior Notes due October 1, 2047	1,500	1,500
6.00% Senior Notes due June 15, 2048	1,000	1,000
6.25% Senior Notes due April 15, 2049	1,750	1,750
5.00% Senior Notes due May 15, 2050	2,000	2,000
Floating Rate Junior Subordinated Notes due November 1, 2066	600	546
Five-Year Credit Facility	793	2,937
Unamortized premiums, discounts and fair value adjustments, net	184	233
Deferred debt issuance costs	(181)	(186)
	40,264	40,717

Subsidiary Indebtedness
Transwestern Debt
5.89% Senior Notes due May 24, 2022(1)	—	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
	250	400

Panhandle Debt
7.60% Senior Notes due February 1, 2024(4)	—	82
7.00% Senior Notes due July 15, 2029(4)	—	66
8.25% Senior Notes due November 15, 2029(4)	—	33
Floating Rate Junior Subordinated Notes due November 1, 2066(4)	—	54
Unamortized premiums, discounts and fair value adjustments, net(4)	—	8
	—	243

Bakken Project Debt
3.625% Senior Notes due April 1, 2022(1)	—	650
3.90% Senior Notes due April 1, 2024	1,000	1,000
4.625% Senior Notes due April 1, 2029	850	850

Unamortized premiums, discounts and fair value adjustments, net	(1)	(2)
Deferred debt issuance costs	(7)	(9)
	1,842	2,489

Sunoco LP Debt
6.00% Senior Notes Due April 15, 2027	600	600
5.875% Senior Notes Due March 15, 2028	400	400
4.50% Senior Notes due May 15, 2029	800	800
4.50% Senior Notes due April 30, 2030	800	800
Sunoco LP $1.50 billion Revolving Credit Facility due July 2023	900	581
Lease-related obligations	94	100
Deferred debt issuance costs	(23)	(26)
	3,571	3,255

USAC Debt
6.875% Senior Notes due April 1, 2026	725	725
6.875% Senior Notes due September 1, 2027	750	750
USAC $1.60 billion Revolving Credit Facility due December 2026(5)	646	516
Deferred debt issuance costs	(14)	(18)
	2,107	1,973

HFOTCO Debt
HFOTCO Tax Exempt Notes due 2050	225	225
Unamortized premiums, discounts and fair value adjustments, net	—	(1)
	225	224

Energy Transfer Canada Debt
Energy Transfer Canada facilities(6)	—	398
	—	398

Other	3	3
Total debt	48,262	49,702
Less: Current maturities of long-term debt	2	680
Long-term debt, less current maturities	$48,260	$49,022
(1)These notes were redeemed in 2022.
(2)These notes were redeemed in the first quarter of 2023.
(3)As of December 31, 2022, these notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis.
(4)As discussed previously, Panhandle’s debt was assumed by Energy Transfer during 2022 as a result of an internal reorganization.
(5)The USAC Credit Facility matures in December 2026, except that if any portion of the 6.875% Senior Notes due 2026 are outstanding on December 31, 2025, the USAC Credit Facility will mature on December 31, 2025.
(6)These facilities were included in the August 2022 Energy Transfer Canada divestiture as discussed in Note 3.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $42 million in unamortized premiums, fair value adjustments and deferred debt issuance costs, net:

2023	$3,250
2024	5,175
2025	2,400
2026	2,921
2027	6,093
Thereafter	28,465
Total	$48,304
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
Credit Facilities and Commercial Paper
Five-Year Credit Facility
The Partnership’s Five-Year Credit Facility allows for unsecured borrowings up to $5.00 billion and matures on April 11, 2027. The Five-Year Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased up to $7.00 billion under certain conditions.
As of December 31, 2022, the Five-Year Credit Facility had $793 million of outstanding borrowings, of which $750 million consisted of commercial paper. The amount available for future borrowings was $4.18 billion, after accounting for outstanding letters of credit in the amount of $32 million. The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 5.12%.
Sunoco LP Credit Facility
Sunoco LP maintains a $1.50 billion revolving credit facility (the “Sunoco LP Credit Facility”). As of December 31, 2022, the Sunoco LP Credit Facility had $900 million of outstanding borrowings and $7 million in standby letters of credit and matures in July 2023. The amount available for future borrowings was $593 million at December 31, 2022. The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 6.17%.
USAC Credit Facility
USAC maintains a $1.60 billion revolving credit facility (the “USAC Credit Facility”) which matures on December 8, 2026, except that if any portion of USAC’s senior notes due 2026 are outstanding on December 31, 2025, the USAC Credit Facility will mature on December 31, 2025. The USAC Credit Facility also permits up to $200 million of future increases in borrowing capacity. As of December 31, 2022, USAC had $646 million of outstanding borrowings and no outstanding letters of credit under the credit agreement. As of December 31, 2022, USAC had $954 million of availability under its credit facility, and subject to compliance with applicable financial covenants, available borrowing capacity of $333 million.

The weighted average interest rate on the total amount outstanding as of December 31, 2022 was 6.84%.
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
The Five-Year Credit Facility contains various covenants including limitations on the creation of indebtedness and liens and related to the operation and conduct of our business. The Five-Year Credit Facility also limits us, on a rolling four quarter basis, to a maximum Consolidated Funded Indebtedness to Consolidated EBITDA ratio, as defined in the underlying credit agreement, of 5.00 to 1.00, which can generally be increased to 5.50 to 1.00 during a Specified Acquisition Period. Our Leverage Ratio was 3.32 to 1.00 at December 31, 2022, as calculated in accordance with the credit agreement.
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

Covenants Related to Sunoco LP
The Sunoco LP Credit Facility contains various customary representations, warranties, covenants and events of default, including a change of control event of default, as defined therein. Sunoco LP’s Credit Facility requires Sunoco LP to maintain a specified net leverage ratio and interest coverage ratio.
Covenants Related to USAC
The USAC Credit Facility contains covenants that limit (subject to certain exceptions) USAC’s ability to, among other things:
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•enter into transactions with affiliates;
•merge or consolidate;
•sell our assets; and
•make certain acquisitions.
The USAC Credit Facility is also subject to the following financial covenants, including covenants requiring USAC to maintain:
•a minimum EBITDA to interest coverage ratio;
•a ratio of total secured indebtedness to EBITDA within a specified range; and
•a maximum funded debt to EBITDA ratio.
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
We and our subsidiaries were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2022.
7.REDEEMABLE NONCONTROLLING INTERESTS:
Certain redeemable noncontrolling interests in the Partnership’s subsidiaries are reflected as mezzanine equity on the consolidated balance sheet. Redeemable noncontrolling interests as of December 31, 2022 included a balance of $477 million related to the USAC Preferred Units, described below, and a balance of $16 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership. As of December 31, 2021, redeemable noncontrolling interests included a balance of $477 million related to the USAC Preferred Units, a balance of $15 million related to noncontrolling interest holders in one of the Partnership’s consolidated subsidiaries that have the option to sell their interests to the Partnership and a balance of $291 million related to Energy Transfer Canada preferred shares. The Energy Transfer Canada preferred shares were deconsolidated in connection with the sale in August 2022.
USAC Series A Preferred Units
As of December 31, 2022, USAC had 500,000 preferred units issued and outstanding. The USAC Preferred Units are entitled to receive cumulative quarterly distributions equal to $24.375 per USAC Preferred Unit, subject to increase in certain limited circumstances. The USAC Preferred Units will have a perpetual term, unless converted or redeemed. Certain portions of the USAC Preferred Units are convertible into USAC common units at the election of the holders. As of December 31, 2022, a total of 333,333 USAC Preferred Units are convertible, at the option of the holder, into a maximum of 16,657,088 USAC common units, including unpaid cash distributions. As of April 2, 2023, all of the USAC Preferred Units will be convertible, at the option of the holder, into a maximum of 24,985,633 USAC common units. To the extent the holders of the USAC Preferred Units have not elected to convert their preferred units by the fifth anniversary of the issue date, USAC will have the option to redeem all or any portion of the USAC Preferred Units for cash. In addition, beginning April 2028, the holders of the USAC Preferred Units will have the right to require USAC to redeem all or any portion of the USAC Preferred Units, and USAC may elect to pay up to 50% of such redemption amount in USAC common units.
8.EQUITY:
Limited Partner Units
Limited partner interests in the Partnership are represented by Common Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. The Partnership’s Common Units are registered under the Securities Exchange Act of 1934 (as amended) and are listed for trading on the NYSE. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. In addition, if at any time any person or group (other than the Partnership’s General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under the Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described at “Quarterly Distributions of Available Cash.”
Our Partnership Agreement contains specific provisions for the allocation of net earnings and losses to the partners for purposes of maintaining the partner capital accounts. For any fiscal year that the Partnership has net profits, such net profits are first allocated to the General Partner (which currently holds an approximately 0.1% general partner interest) until the aggregate amount of net profits for the current and all prior fiscal years equals the aggregate amount of net losses allocated to the General Partner for the current and all prior fiscal years. Second, such net profits shall be allocated to the Limited Partners pro rata in accordance with their respective sharing ratios. For any fiscal year in which the Partnership has net losses, such net losses shall be first allocated to the Limited Partners in proportion to their respective adjusted capital account balances, as defined by the Partnership Agreement, (before taking into account such net losses) until their adjusted capital account balances have been reduced to zero. Second, all remaining net losses shall be allocated to the General Partner. The General Partner may distribute to the Limited Partners funds of the Partnership that the General Partner reasonably determines are not needed for the payment of existing or foreseeable Partnership obligations and expenditures.
Common Units
The change in Energy Transfer Common Units during the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Number of Common Units, beginning of period	3,082.5	2,702.4	2,689.6
Common Units issued in mergers and acquisitions (1)	—	374.6	—
Common Units repurchased	—	(4.2)	—
Issuance of Common Units (2)	11.9	9.7	12.8
Number of Common Units, end of period	3,094.4	3,082.5	2,702.4
(1)In December 2021, Energy Transfer issued 374.6 million Energy Transfer Common Units in connection with the Enable Acquisition.
(2)Includes common units issued in connection with the distribution reinvestment program and restricted unit vestings.

Energy Transfer Class A Units
As of February 10, 2023, the Partnership had outstanding 765,933,429 Class A units (“Energy Transfer Class A Units”) representing limited partner interests in the Partnership to the General Partner. The Energy Transfer Class A Units are entitled to vote together with the Partnership’s common units, as a single class, except as required by law. Additionally, Energy Transfer’s Partnership Agreement provides that, under certain circumstances, upon the issuance by the Partnership of additional common units or any securities that have voting rights that are pari passu with the Partnership common units, the Partnership will issue to any holder of Energy Transfer Class A Units additional Energy Transfer Class A Units such that the holder maintains a voting interest in the Partnership that is identical to its voting interest in the Partnership prior to such issuance. The Energy Transfer Class A Units are not entitled to distributions and otherwise have no economic attributes.
Energy Transfer Repurchase Program
In February 2015, the Partnership announced a common unit repurchase program, whereby the Partnership may repurchase up to $2 billion of Energy Transfer Common Units in the open market at the Partnership’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. The Partnership did not repurchase any Energy Transfer Common Units under this program in 2022 and repurchased 4.2 million in 2021. As of December 31, 2022, $880 million remained available to repurchase under the current program.
Energy Transfer Distribution Reinvestment Program
During the year ended December 31, 2022, distributions of $61 million were reinvested under the distribution reinvestment program. As of December 31, 2022, a total of 12 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment program.
Energy Transfer Preferred Units
As of December 31, 2022, Energy Transfer’s outstanding preferred units included 950,000 Series A Preferred Units, 550,000 Series B Preferred Units, 18,000,000 Series C Preferred Units, 17,800,000 Series D Preferred Units, 32,000,000 Series E Preferred Units, 500,000 Series F Preferred Units, 1,484,780 Series G Preferred Units and 900,000 Series H Preferred Units.
The following table summarizes changes in the Energy Transfer Preferred Units:

	Preferred Unitholders
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H	Total
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
Preferred units conversion	943	547	440	434	786	504	1,114	—	4,768
Units issued for cash	—	—	—	—	—	—	—	889	889
Distributions to partners	(30)	(18)	(25)	(25)	(45)	(34)	(79)	(24)	(280)
Units issued in Enable Acquisition	—	—	—	—	—	—	392	—	392
Other, net	—	—	—	—	—	—	—	(3)	(3)
Net income	45	27	25	25	45	26	61	31	285
Balance, December 31, 2021	958	556	440	434	786	496	1,488	893	6,051
Distributions to partners	(59)	(36)	(33)	(34)	(61)	(34)	(106)	(59)	(422)
Net income	59	36	33	34	61	34	106	59	422
Balance, December 31, 2022	$958	$556	$440	$434	$786	$496	$1,488	$893	$6,051
Energy Transfer Series A Preferred Units
Distributions on the Energy Transfer Series A Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2023, at a rate of 6.250% per annum of the stated liquidation preference of $1,000. On and after February 15, 2023, distributions on the Energy Transfer Series A Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 4.028% per annum. The Energy Transfer Series A Preferred Units are redeemable at Energy Transfer’s option on or after February 15, 2023 at a redemption price of $1,000 per Energy Transfer Series A Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.

Energy Transfer Series B Preferred Units
Distributions on the Energy Transfer Series B Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, February 15, 2028, at a rate of 6.625% per annum of the stated liquidation preference of $1,000. On and after February 15, 2028, distributions on the Energy Transfer Series B Preferred Units will accumulate at a percentage of the $1,000 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 4.155% per annum. The Energy Transfer Series B Preferred Units are redeemable at Energy Transfer’s option on or after February 15, 2028 at a redemption price of $1,000 per Energy Transfer Series B Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Energy Transfer Series C Preferred Units
Distributions on the Energy Transfer Series C Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2023, at a rate of 7.375% per annum of the stated liquidation preference of $25. On and after May 15, 2023, distributions on the Energy Transfer Series C Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 4.530% per annum. The Energy Transfer Series C Preferred Units are redeemable at Energy Transfer’s option on or after May 15, 2023 at a redemption price of $25 per Energy Transfer Series C Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Energy Transfer Series D Preferred Units
Distributions on the Energy Transfer Series D Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, August 15, 2023, at a rate of 7.625% per annum of the stated liquidation preference of $25. On and after August 15, 2023, distributions on the Energy Transfer Series D Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 4.738% per annum. The Energy Transfer Series D Preferred Units are redeemable at Energy Transfer’s option on or after August 15, 2023 at a redemption price of $25 per Energy Transfer Series D Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
Energy Transfer Series E Preferred Units
Distributions on the Energy Transfer Series E Preferred Units will accrue and be cumulative from and including the date of original issue to, but excluding, May 15, 2024, at a rate of 7.600% per annum of the stated liquidation preference of $25. On and after May 15, 2024, distributions on the Energy Transfer Series E Preferred Units will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR, or a successor rate, in each case determined quarterly by our calculation agent, plus a spread of 5.161% per annum. The Energy Transfer Series E Preferred Units are redeemable at Energy Transfer’s option on or after May 15, 2024 at a redemption price of $25 per Energy Transfer Series E Preferred Unit, plus an amount equal to all accumulated and unpaid distributions thereon to, but excluding, the date of redemption.
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
Subsidiary Equity Transactions
USAC’s Distribution Reinvestment Program
During the years ended December 31, 2022, 2021 and 2020, USAC issued 124,255, 118,399 and 188,695 USAC common units, respectively, under the USAC distribution reinvestment program.
USAC’s Warrants
In April 2022, USAC issued 534,308 of its common units in connection with the exercise of outstanding warrants.
As of December 31, 2022, one tranche of USAC Warrants with the right to purchase 10,000,000 common units at a strike price of $19.59 per common unit was outstanding and may be exercised by the holders at any time before April 2, 2028.
Energy Transfer Common Unit Distributions
Our distribution policy is consistent with the terms of our Partnership Agreement, which requires that we distribute all of our available cash quarterly.

Our distributions declared and paid with respect to our common units were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.3050
March 31, 2020	May 7, 2020	May 19, 2020	0.3050
June 30, 2020	August 7, 2020	August 19, 2020	0.3050
September 30, 2020	November 6, 2020	November 19, 2020	0.1525
December 31, 2020	February 8, 2021	February 19, 2021	0.1525
March 31, 2021	May 11, 2021	May 19, 2021	0.1525
June 30, 2021	August 6, 2021	August 19, 2021	0.1525
September 30, 2021	November 5, 2021	November 19, 2021	0.1525
December 31, 2021	February 8, 2022	February 18, 2022	0.1750
March 31, 2022	May 9, 2022	May 19, 2022	0.2000
June 30, 2022	August 8, 2022	August 19, 2022	0.2300
September 30, 2022	November 4, 2022	November 21, 2022	0.2650
December 31, 2022	February 7, 2023	February 21, 2023	0.3050
Energy Transfer Preferred Unit Distributions
Distributions on Energy Transfer’s Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H preferred units declared and/or paid by Energy Transfer were as follows:

Period Ended	Record Date	Payment Date	Series A (1)	Series B (1)	Series C	Series D	Series E	Series F (1)	Series G (1)	Series H (1)
March 31, 2021	May 3, 2021	May 17, 2021	$—	$—	$0.4609	$0.4766	$0.4750	$33.7500	$35.63	$—
June 30, 2021	August 2, 2021	August 16, 2021	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
September 30, 2021	November 1, 2021	November 15, 2021	—	—	0.4609	0.4766	0.4750	33.7500	35.63	27.08	*
December 31, 2021	February 1, 2022	February 15, 2022	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
March 31, 2022	May 2, 2022	May 16, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50
June 30, 2022	August 1, 2022	August 15, 2022	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
September 30, 2022	November 1, 2022	November 15, 2022	—	—	0.4609	0.4766	0.4750	33.7500	35.63	32.50
December 31, 2022	February 1, 2023	February 15, 2023	31.25	33.13	0.4609	0.4766	0.4750	—	—	—
*    Represents prorated initial distribution.
(1)    Series A, Series B, Series F, Series G and Series H distributions are currently paid on a semi-annual basis. Pursuant to their terms, distributions on the Series A and Series B preferred units will be paid quarterly beginning after February 15, 2023 and February 15, 2028, respectively
Sunoco LP Cash Distributions
Energy Transfer owns approximately 28.5 million Sunoco LP common units and all of Sunoco LP’s incentive distribution rights. As of December 31, 2022, Sunoco LP had approximately 84.1 million common units outstanding.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Holder of IDRs
Minimum Quarterly Distribution	$0.4375	100%	—%
First Target Distribution	$0.4375 to $0.503125	100%	—%
Second Target Distribution	$0.503125 to $0.546875	85%	15%
Third Target Distribution	$0.546875 to $0.656250	75%	25%
Thereafter	Above $0.656250	50%	50%
Distributions on Sunoco LP’s units declared and/or paid by Sunoco LP were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	February 7, 2020	February 19, 2020	$0.8255
March 31, 2020	May 7, 2020	May 19, 2020	0.8255
June 30, 2020	August 7, 2020	August 19, 2020	0.8255
September 30, 2020	November 6, 2020	November 19, 2020	0.8255
December 31, 2020	February 8, 2021	February 19, 2021	0.8255
March 31, 2021	May 11, 2021	May 19, 2021	0.8255
June 30, 2021	August 6, 2021	August 19, 2021	0.8255
September 30, 2021	November 5, 2021	November 19, 2021	0.8255
December 31, 2021	February 8, 2022	February 18, 2022	0.8255
March 31, 2022	May 9, 2022	May 19, 2022	0.8255
June 30, 2022	August 8, 2022	August 19, 2022	0.8255
September 30, 2022	November 4, 2022	November 18, 2022	0.8255
December 31, 2022	February 7, 2023	February 21, 2023	0.8255
USAC Cash Distributions
Energy Transfer owns approximately 46.1 million USAC common units. As of December 31, 2022, USAC had approximately 98.2 million common units outstanding. USAC currently has a non-economic general partner interest and no outstanding IDRs.
Distributions on USAC’s units declared and/or paid by USAC were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2019	January 27, 2020	February 7, 2020	$0.5250
March 31, 2020	April 27, 2020	May 8, 2020	0.5250
June 30, 2020	July 31, 2020	August 10, 2020	0.5250
September 30, 2020	October 26, 2020	November 6, 2020	0.5250
December 31, 2020	January 25, 2021	February 5, 2021	0.5250
March 31, 2021	April 26, 2021	May 7, 2021	0.5250
June 30, 2021	July 26, 2021	August 6, 2021	0.5250
September 30, 2021	October 25, 2021	November 5, 2021	0.5250
December 31, 2021	January 24, 2022	February 4, 2022	0.5250
March 31, 2022	April 25, 2022	May 6, 2022	0.5250
June 30, 2022	July 25, 2022	August 5, 2022	0.5250
September 30, 2022	October 24, 2022	November 4, 2022	0.5250
December 31, 2022	January 23, 2023	February 3, 2023	0.5250

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2022	2021
Available-for-sale securities	$9	$19
Foreign currency translation adjustment	1	13
Actuarial gain (loss) related to pensions and other postretirement benefits	(7)	5
Investments in unconsolidated affiliates, net	13	(11)
Total AOCI, net of tax	16	26
Amounts attributable to noncontrolling interests	—	(3)
Total AOCI included in partners’ capital, net of tax	$16	$23
The following table sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2022	2021
Available-for-sale securities	$1	$(1)
Foreign currency translation adjustment	6	6
Actuarial loss relating to pension and other postretirement benefits	1	1
Total	$8	$6
9.EQUITY INCENTIVE PLANS:
We, Sunoco LP and USAC, have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase Common Units, restricted units, phantom units, distribution equivalent rights (“DERs”), common unit appreciation rights, cash restricted units and other equity-based compensation awards. As of December 31, 2022, an aggregate total of 3.6 million Energy Transfer Common Units remain available to be awarded under our equity incentive plans.
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
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2021	36.1	$9.49
Awards granted	12.4	11.56
Awards vested	(9.3)	11.79
Awards forfeited	(1.5)	9.39
Unvested awards as of December 31, 2022	37.7	$9.62
During the years ended December 31, 2022, 2021, and 2020, the weighted average grant-date fair value per unit award granted was $11.56, $8.46 and $6.29, respectively, and the total fair value of awards vested was $103 million, $52 million and $51 million, respectively, based on the market price of the respective Common Units as of the vesting date. As of December 31, 2022, a total of 37.7 million unit awards remain unvested, for which Energy Transfer expects to recognize a total of $248 million in compensation expense over a weighted average period of 3.09 years.

Cash Restricted Units. The Partnership has also granted cash restricted units, which vest through three years of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Energy Transfer Common Unit upon vesting. For the years ended December 31, 2022, 2021 and 2020, the Partnership granted a total of 3.8 million, 3.9 million and 7.7 million cash restricted units, respectively. As of December 31, 2022, a total of 8.5 million cash restricted units were unvested. As of December 31, 2022, the Partnership’s consolidated balance sheet reflected aggregate liabilities of $4.2 million related to cash restricted units.
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
The following table summarizes the activity of the Subsidiary Unit Awards:

	Sunoco LP		USAC
	Number of Units	Weighted Average Grant-Date Fair Value Per Unit	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2021	2.0	$30.92	2.2	$13.57
Awards granted	0.4	43.54	0.6	18.31
Awards vested	(0.5)	29.95	(0.4)	15.89
Awards forfeited	(0.1)	30.31	(0.3)	14.10
Unvested awards as of December 31, 2022	1.8	$34.29	2.1	$14.21
The following table summarizes the weighted average grant-date fair value per unit award granted:

	Years Ended December 31,
	2022	2021	2020
Sunoco LP	$43.54	$37.72	$28.63
USAC	18.31	14.92	12.55
The total fair value of Subsidiary Unit Awards vested for the years ended December 31, 2022, 2021 and 2020 was $26 million, $24 million, and $16 million, respectively, based on the market price of Sunoco LP and USAC common units as of the vesting date. As of December 31, 2022, estimated compensation cost related to Subsidiary Unit Awards not yet recognized was $42 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.2 years.
10.INCOME TAXES:
As a partnership, we are not subject to United States federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes.

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal	$—	$19	$(6)
State	17	24	32
Foreign	—	—	1
Total	17	43	27
Deferred expense (benefit):
Federal	239	246	176
State	(58)	(106)	41
Foreign	6	1	(7)
Total	187	141	210
Total income tax expense	$204	$184	$237
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax expense at United States statutory rate	$1,275	$1,443	$79
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(1,086)	(1,211)	88
Noncontrolling interests	26	—	16
State tax, net of federal tax benefit	19	85	58
Statutory rate change	(42)	(46)	—
Valuation allowance	(4)	(63)	—
Uncertain tax positions	(3)	(34)	—
Dividend received deduction	(3)	(4)	—
Foreign taxes	6	1	(7)
Other	16	13	3
Income tax expense	$204	$184	$237

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The following table summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Net operating losses and other carryforwards	$603	$803
Other	60	35
Total deferred income tax assets	663	838
Valuation allowance	(19)	(34)
Net deferred income tax assets	644	804

Deferred income tax liabilities:
Property, plant and equipment	(218)	(314)
Investments in affiliates	(4,010)	(4,042)
Trademarks	(89)	(79)
Other	(28)	(17)
Total deferred income tax liabilities	(4,345)	(4,452)
Net deferred income taxes	$(3,701)	$(3,648)
As of December 31, 2022, ETP Holdco had a federal net operating loss carryforward of $2.4 billion, of which $645 million will expire in 2036 through 2037 while the remaining can be carried forward indefinitely. A total of $341 million of the federal net operating loss carryforward is limited under IRC §382. Although we expect to fully utilize the IRC §382 limited federal net operating loss, the amount utilized in a particular year may be limited. As of December 31, 2022, Sunoco Retail LLC, a corporate subsidiary of Sunoco LP, had a state net operating loss carryforward of $84 million, which we expect to fully utilize. Sunoco Retail LLC has no federal net operating loss carryforward.
Our corporate subsidiaries have state net operating loss carryforward benefits of $82 million, net of federal tax, some of which expire between 2023 and 2041, while others are carried forward indefinitely. Our corporate subsidiaries have cumulative excess business interest expense of $169 million available for carryforward indefinitely, of which $41 million is limited under IRC §382. A valuation allowance of $3 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania. A separate valuation allowance of $15 million is attributable to foreign tax credits.
The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$56	$90	$94
Reduction attributable to tax positions taken in prior years	(4)	(34)	—
Lapse of statute	—	—	(4)
Balance at end of year	$52	$56	$90
As of December 31, 2022, we had $52 million ($48 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2022, we recognized interest and penalties of less than $2 million. At December 31, 2022, we have interest and penalties accrued of $18 million, net of tax.
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
The Partnership’s 2020 U.S. Federal income tax return is currently under examination by the Internal Revenue Service. In general, Energy Transfer and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2017 and prior tax years.
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
On February 1, 2022, Energy Transfer and Rover filed a Complaint for Declaratory Relief in the United States District Court for the Northern District of Texas seeking an order declaring that FERC must bring its enforcement action in federal district court (instead of before an administrative law judge). Also on February 1, 2022, Energy Transfer and Rover filed an expedited request to stay the proceedings before the FERC administrative law judge pending the outcome of the federal district court case. On May 24, 2022, the District Court ordered a stay of the FERC’s enforcement case and the District Court case pending the resolution of two cases pending before the United States Supreme Court. Arguments were heard in those cases on November 7, 2022. Energy Transfer and Rover intend to vigorously defend this claim.

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
Other FERC Proceedings
By an order issued January 16, 2019, the FERC initiated a review of Panhandle’s existing rates pursuant to Section 5 of the NGA to determine whether the rates currently charged by Panhandle are just and reasonable and set the matter for hearing. On August 30, 2019, Panhandle filed a general rate proceeding under Section 4 of the NGA. The Natural Gas Act Section 5 and Section 4 proceedings were consolidated by order of the Chief Judge on October 1, 2019. The initial decision by the administrative law judge was issued on March 26, 2021. On April 26, 2021, Panhandle filed its brief on exceptions to the initial decision. On May 17, 2021, Panhandle filed its brief opposing exceptions in this proceeding. On December 16, 2022, the FERC issued its order on Panhandle’s rate case. On January 17, 2023, Panhandle filed its request for rehearing in the proceeding.
On July 1, 2022, Transwestern filed a rate case pursuant to Section 4 of the Natural Gas Act. By order dated September 9, 2022, a procedural schedule was adopted in this proceeding, setting the commencement of the hearing for June 22, 2023 with an initial decision anticipated by November 15, 2023. By a subsequent order dated February 14, 2023, the procedural schedule was suspended based on representations that the participants have reached an agreement in principle to resolve all issues in this proceeding and a settlement is being prepared for filing at FERC.
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
We have certain non-cancelable rights-of-way (“ROW”) commitments, which require fixed payments and either expire upon our chosen abandonment or at various dates in the future. The following table reflects ROW expense included in operating expenses in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2022	2021	2020
ROW expense	$64	$48	$47

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
As of December 31, 2022 and 2021, accruals of approximately $200 million and $144 million, respectively, were reflected on our consolidated balance sheets related to contingent obligations that met both the probable and reasonably estimable criteria. In addition, we may recognize additional contingent losses in the future related to (i) contingent matters for which a loss is currently considered reasonably possible but not probable and/or (ii) losses in excess of amounts that have already been accrued for such contingent matters. In some of these cases, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. For such matters where additional contingent losses can be reasonably estimated, the range of additional losses is estimated to be up to approximately $750 million.
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
Dakota Access Pipeline
On July 27, 2016, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the United States District Court for the District of Columbia (“District Court”) challenging permits issued by the United States Army Corps of Engineers (“USACE”) that allowed Dakota Access to cross the Missouri River at Lake Oahe in North Dakota. The case was subsequently amended to challenge an easement issued by the USACE that allowed the pipeline to cross land owned by the USACE adjacent to the Missouri River. Dakota Access and the Cheyenne River Sioux Tribe (“CRST”) intervened. Separate lawsuits filed by the Oglala Sioux Tribe (“OST”) and the Yankton Sioux Tribe (“YST”) were consolidated with this action and several individual tribal members intervened (collectively, with SRST and CRST, the “Tribes”). On March 25, 2020, the District Court remanded the case back to the USACE for preparation of an Environment Impact Statement (“EIS”). On July 6, 2020, the District Court vacated the easement and ordered the Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020. Dakota Access and the USACE appealed to the United States Court of Appeals for the District of Columbia (“Court of Appeals”) which granted an administrative stay of the District Court’s July 6 order and ordered further briefing on whether to fully stay the July 6 order. On August 5, 2020, the Court of Appeals 1) granted a stay of the portion of the District Court order that required Dakota Access to shut the pipeline down and empty it of oil, 2) denied a motion to stay the March 25 order pending a decision on the merits by the Court of Appeals as to whether the USACE would be required to prepare an EIS, and 3) denied a motion to stay the District Court’s order to vacate the easement during this appeal process. The August 5 order also states that the Court of Appeals expected the USACE to clarify its position with respect to whether USACE intended to allow the continued operation of the pipeline notwithstanding the vacatur of the easement and that the District Court may consider additional relief, if necessary.
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
The pipeline continues to operate pending completion of the EIS. Energy Transfer anticipates the draft EIS will be completed and published by the USACE in the Spring of 2023, subject to additional delays by the USACE. The release of the draft EIS was paused following the SRST’s withdrawal as a cooperating agency on January 20, 2022. However, the pause has since been lifted and the USACE expects to release the draft EIS in the spring of 2023. Energy Transfer cannot determine when or how future lawsuits will be resolved or the impact they may have on the Bakken pipelines; however, Energy Transfer expects after the law and complete record are fully considered, any such proceeding will be resolved in a manner that will allow the pipeline to continue to operate.
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
As of December 31, 2022, Sunoco Defendants are defendants in four cases, including one case initiated by the State of Maryland, one by the Commonwealth of Pennsylvania and two by the Commonwealth of Puerto Rico. The more recent Puerto Rico action is a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. The actions brought by the State of Maryland and Commonwealth of Pennsylvania have also named as defendants

ETO, ETP Holdco, and Sunoco Partners Marketing & Terminals L.P., now known as Energy Transfer Marketing & Terminals L.P.
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
On September 21, 2022, the Court entered a final judgment against the Energy Transfer Defendants in the amount of approximately $601 million plus post-judgment interest at a rate of 3.5% per year. The Energy Transfer Defendants filed the notice of appeal of this matter on October 21, 2022 and filed their opening brief in support of their appeal on December 30, 2022. Williams filed their answering brief on January 20, 2023, and the Energy Transfer Defendants filed their reply brief on February 6, 2023.
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
On remand, the Ohio EPA voluntarily dismissed four of the other five defendants and dismissed one of its counts against Rover. In its Fourth Amended Complaint, the Ohio EPA removed all paragraphs that alleged violations by the four dismissed defendants, including those where the dismissed defendants were alleged to have acted jointly with Rover or others. At a June 2, 2022, status conference, the trial judge set a schedule for Rover and the other remaining defendant to file motions to dismiss the Fourth Amended Complaint. On August 1, 2022, Rover and the other remaining defendant each filed their respective motions. Briefing on those motions was completed on November 4, 2022. The motions remain pending before the court.
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
On April 22, 2021, the Chester County DA filed a Complaint and Consent Decree in the Court of Common Pleas of Chester County, Pennsylvania constituting a settlement agreement between the Chester County DA and the Partnership. A status conference was held on May 10, 2021, and an Amended Consent Decree was filed on June 16, 2021, which was approved and entered by the Court on December 20, 2021. In accordance with the terms of the Amended Consent Decree, when the Mariner East 2/Mariner East 2X pipelines reached the point of mechanical completion in Chester County on March 23, 2022, the Amended Consent Decree terminated, which the Partnership communicated to the Chester County DA via letter on March 29, 2022. A Joint Motion for Termination of the Amended Consent Decree was filed on August 26, 2022. On January 14, 2023, the Court entered an Order terminating the Amended Consent Decree dated December 20, 2021. This matter is now closed.
Shareholder Litigation Regarding Pipeline Construction
Various purported unitholders of Energy Transfer have filed derivative actions against various past and current members of Energy Transfer’s Board of Directors, LE GP, LLC, and Energy Transfer, as a nominal defendant that assert claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, breach of Energy Transfer’s Partnership Agreement, tortious interference, abuse of control, and gross mismanagement related primarily to matters involving the construction of pipelines in Pennsylvania and Ohio. They also seek damages and changes to Energy Transfer’s corporate governance structure. See Bettiol v. LE GP, Case No. 3:19-cv-02890-X (N.D. Tex.); Davidson v. Kelcy L. Warren, Cause No. DC-20-02322 (44th Judicial District of Dallas County, Texas); Harris v. Kelcy L. Warren, Case No. 2:20-cv-00364-GAM (E.D. Pa.); King v. LE GP, Case No. 3:20-cv-00719-X (N.D. Tex.); Inter-Marketing Group USA, Inc. v. LE GP, et at., Case No. 2022-0139-SG (Del. Ch.); Elliot v. LE GP LLC, Case No. 3:22-cv-01527-B (N.D. Tex.); Chapa v. Kelcy L. Warren, et al., Index No. 611307/2022 (N.Y. Sup. Ct.); Elliott v. LE GP et al, Cause No. DC-22-14194 (Dallas County, Tex.); and King v. LE GP, LLC et al, Cause No. DC-22-14159 (Dallas County, Texas). The King action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:20-cv-00719-X) has been consolidated with the Bettiol action. On August 9, 2022, the Elliot action that was filed in the United States District Court for the Northern District of Texas (Case No. 3:22-cv-01527-B) was voluntarily dismissed.
Another purported unitholder of Energy Transfer, Allegheny County Employees’ Retirement System (“ACERS”), individually and on behalf of all others similarly situated, filed a suit under the federal securities laws purportedly on behalf of a class, against Energy Transfer and three of Energy Transfer’s directors, Kelcy L. Warren, John W. McReynolds, and Thomas E. Long. See Allegheny County Emps.’ Ret. Sys. v. Energy Transfer LP, Case No. 2:20-00200-GAM (E.D. Pa.). On June 15, 2020, ACERS filed an amended complaint and added as additional defendants Energy Transfer directors Marshall McCrea and Matthew Ramsey, as well as Michael J. Hennigan and Joseph McGinn. The amended complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related primarily to matters involving the construction of pipelines in Pennsylvania. On August 14, 2020, the defendants filed a motion to dismiss ACERS’ amended complaint. On April 6, 2021, the court granted in part and denied in part the defendants’ motion to dismiss. The court held that ACERS could proceed with its claims regarding certain statements put at issue by the amended complaint while also dismissing claims based on other statements. The court also dismissed without prejudice the claims against defendants McReynolds, McGinn, and Hennigan. Fact discovery is ongoing. On August 23, 2022, the Court granted in part and denied in part ACERS’ motion for class certification. The Court certified a class consisting of those who purchased or otherwise acquired common units of Energy Transfer between February 25, 2017 and November 11, 2019.

On June 3, 2022, another purported unitholder of Energy Transfer, Mike Vega, filed suit, purportedly on behalf of a class, against Energy Transfer and Messrs. Warren, Long, McCrea, and Whitehurst. See Vega v. Energy Transfer LP et al., Case No. 1:22-cv-4614 (S.D.N.Y.). The action asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder related primarily to statements made in connection with the construction of the Rover pipeline project.
On August 10, 2022, the Court appointed the New Mexico State Investment Council and Public Employees Retirement Association of New Mexico (the “New Mexico Funds”) as lead plaintiffs. New Mexico Funds filed an amended complaint on September 30, 2022 and added as additional defendants Energy Transfer directors John W. McReynolds and Matthew S. Ramsey. Defendants filed their motion to dismiss the amended complaint on November 4, 2022. On November 7, 2022, the court granted Defendants’ motion to transfer and transferred this action to the United States District Court for the Northern District of Texas.
The defendants cannot predict the outcome of these lawsuits or any lawsuits that might be filed subsequent to the date of this filing; nor can the defendants predict the amount of time and expense that will be required to resolve these lawsuits. However, the defendants believe that the claims are without merit and intend to vigorously contest them.
Cline Class Action
On July 7, 2017, Perry Cline filed a class action complaint in the Eastern District of Oklahoma against Sunoco, Inc. (R&M), LLC (now known as Energy Transfer (R&M), LLC) and Energy Transfer Marketing & Terminals L.P. (collectively, “ETMT”) that alleged ETMT failed to make timely payments of oil and gas proceeds from Oklahoma wells and to pay statutory interest for those untimely payments. On October 3, 2019, the Court certified a class to include all persons who received untimely payments from Oklahoma wells on or after July 7, 2012, and who have not already been paid statutory interest on the untimely payments (the “Class”). Excluded from the Class are those entitled to payments of proceeds that qualify as “minimum pay,” prior period adjustments, and pass through payments, as well as governmental agencies and publicly traded oil and gas companies.
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
Despite the fact that ETMT has taken the position that the judgment is not final and not subject to execution, the Class engaged in asset discovery and actively tried to collect on the judgment through garnishment proceedings from ETMT’s customers. ETMT unsuccessfully tried to deposit the funds into the Court’s Registry. Accordingly, to stop the garnishment proceedings, on December 2, 2022, ETMT wired approximately $161 million to the Plaintiff’s approved Plan Administrator, which represents the full amount of the judgment with attorney’s fees and post-judgment interest. ETMT did so without waiving its ability to pursue its pending appeal or its right to appeal the merits of the judgment. Plaintiff has since dismissed the garnishment actions.
ETMT cannot predict the outcome of the case, nor can ETMT predict the amount of time and expense that will be required to resolve the appeal. A Petition for Writ of Certiorari was filed with the United States Supreme Court on April 28, 2022, seeking review of the 10th Circuit’s dismissal of ETMT’s appeal. The Supreme Court denied ETMT’s Petition on October 3, 2022. Despite the denial of its Petition for Writ of Certiorari, ETMT is still vigorously appealing the finality issues underlying the Order and has appealed the denial of the Motion to Modify to the 10th Circuit in an attempt to get a decision on finality. The appeal to the 10th Circuit has been fully briefed and oral argument is set for March 21, 2023.

Energy Transfer LP and ETC Texas Pipeline, Ltd. v. Culberson Midstream LLC, et al.
On April 8, 2022, Energy Transfer and ETC Texas Pipeline, Ltd. (“ETC,” and together with Energy Transfer, “Plaintiffs”) filed suit against Culberson Midstream LLC (“Culberson”), Culberson Midstream Equity, LLC (“Culberson Equity”), and Moontower Resources Gathering, LLC (“Moontower,” and together with Culberson and Culberson Equity, “Defendants”). On October 1, 2018, ETC and Culberson entered into a Gas Gathering and Processing Agreement (the “Bypass GGPA”) under which Culberson was to gather gas from its dedicated acreage and deliver all committed gas exclusively to ETC. In connection with the Bypass GGPA, on October 18, 2018, Energy Transfer and Culberson Equity also entered into an Option Agreement. Under the Option Agreement, Culberson Equity and Moontower had the right (but not the obligation) to require Energy Transfer to purchase their respective interests in Culberson by way of a put option. Notably, the Option Agreement is only enforceable so long as the parties comply with the Bypass GGPA. In late March 2022, Culberson Equity and Moontower submitted a put notice to Energy Transfer seeking to require Energy Transfer to purchase their respective interests in Culberson for approximately $93 million. On April 8, 2022, Plaintiffs filed suit against Defendants asserting claims for declaratory judgment and breach of contract. Plaintiffs contend that Defendants materially breached the Bypass GGPA by sending some committed gas to third parties and also by failing to send any gas to Plaintiffs since March 2020, and thus that Defendants' put notice is void. Defendants have answered the lawsuit. Culberson filed a counterclaim against ETC for breach of the Bypass GGPA, seeking the recovery of damages and attorneys’ fees. Culberson Equity and Moontower also filed a counterclaim against Energy Transfer for (1) breach of the Option Agreement, and (2) a declaratory judgment concerning Energy Transfer’s alleged obligation to purchase the Culberson interests. The lawsuit is pending in the 193rd Judicial District Court in Dallas County, Texas. On April 27, 2022, Defendants filed an application for a temporary restraining order, temporary injunction, and permanent injunction. The Court held a hearing on the application on April 28 and denied the injunction. In early May, Culberson filed a motion to enforce the appraisal process and confirm the validity of their put price calculation, to which Plaintiffs objected. On July 11, 2022, the Court held a hearing on the motion, and on July 19, 2022, the Court ordered the parties to engage in an appraisal process regarding the put price. An independent appraiser was appointed and issued his decision on October 15, 2022, concluding that the put price totals $93 million. Plaintiffs have consistently reiterated their objection to the appraisal process. Defendants filed a motion for summary judgment, but the Court has postponed considering it until the spring of 2023, after further document discovery and depositions. On December 7, 2022, Plaintiffs amended their petition to add a claim against all Defendants for fraudulent inducement. Plaintiffs cannot predict the ultimate outcome of this litigation or the amount of time and expense that will be required to resolve it.
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
•the Partnership is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2022, the Partnership had been named as a PRP at approximately 31 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. The Partnership is usually one of a number of companies identified as a PRP at a site. The Partnership has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the Partnership’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.
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
The following table reflects the amounts of accrued liabilities recorded in our consolidated balance sheets related to environmental matters that are considered to be probable and reasonably estimable. Currently, we are not able to estimate possible losses or a range of possible losses in excess of amounts accrued. Except for matters discussed above, we do not have any material environmental matters assessed as reasonably possible that would require disclosure in our consolidated financial statements.

	December 31,
	2022	2021
Current	$54	$46
Non-current	228	247
Total environmental liabilities	$282	$293
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
During the years ended December 31, 2022 and 2021, the Partnership recorded $30 million and $28 million, respectively, of expenditures related to environmental cleanup programs.
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
NGL and refined products transportation and services revenue
Our NGL and refined products transportation and services segment’s revenues are primarily derived from transportation, fractionation, blending and storage of NGL and refined products as well as acquisition and marketing activities. Revenues are generated utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets. Transportation, fractionation and storage revenue is generated from fees charged to customers under a combination of firm and interruptible contracts. Firm contracts are in the form of take-or-pay arrangements where certain fees will be charged to customers regardless of the volume of service they request for any given period. Under interruptible contracts, customers are not required to pay any fixed minimum amounts, but are instead billed based on actual volume of service provided for any given period. Payment for services under these contracts are typically due the month after the services have been performed.
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
Crude oil transportation and services revenue
Our crude oil transportation and services segment’s revenues are primarily derived from providing transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Crude oil transportation revenue is generated from tariffs paid by shippers utilizing our transportation services and is generally recognized as the related transportation services are provided. Crude oil terminalling revenue is generated from fees paid by customers for storage and other associated services at the terminal. Crude oil acquisition and marketing revenue is generated from sale of crude oil acquired from a variety of suppliers to third parties. Payment for services under these contracts are typically due the month after the services have been performed.
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

Sunoco LP’s fuel distribution and marketing revenue
Sunoco LP’s fuel distribution and marketing operations earn revenue from the following channels: sales to dealers, sales to distributors, unbranded wholesale revenue, commission agent revenue, rental income and other income. Motor fuel revenue consists primarily of the sale of motor fuel under supply agreements with third party customers and affiliates. Fuel supply contracts with Sunoco LP’s customers generally provide that Sunoco LP distribute motor fuel at a formula price based on published rates, volume-based profit margin and other terms specific to the agreement. The customer is invoiced the agreed-upon price with most payment terms ranging less than 30 days. If the consideration promised in a contract includes a variable amount, Sunoco LP estimates the variable consideration amount and factors in such an estimate to determine the transaction price under the expected value method.
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
Sunoco LP receives rental income from leased or subleased properties. Revenue from leasing arrangements for which Sunoco LP is the lessor is recognized ratably over the term of the underlying lease.
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
USAC’s contract operations revenue
USAC’s revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under its fixed-fee contracts over the term of the contract as services are provided to its customers. Initial contract terms typically range from six months to five years; however, USAC usually continues to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. USAC primarily enters into fixed-fee contracts whereby its customers are required to pay the monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of the invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration USAC receives and revenue it recognizes is based upon the fixed fee rate stated in each service contract.
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
USAC’s retail parts and services revenue
USAC’s retail parts and services revenue is primarily earned on directly reimbursable freight and crane charges that are the financial responsibility of USAC’s customers and maintenance work on units at its customers’ locations that are outside the scope of its core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after USAC has performed its services. USAC bills upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of the invoice. The amount of consideration USAC receives and revenue it recognizes is based on the invoice amount. There are typically no material obligations for returns, refunds, or warranties. USAC’s standard contracts do not usually include material variable or non-cash consideration.
All other revenue
Our all other segment primarily includes our compression equipment business which provides full-service compression design and manufacturing services for the oil and gas industry. It also includes the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities and collecting oil and gas royalties. These operations also include end-user coal handling facilities.
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

The following table summarizes the consolidated activity of our contract liabilities:

Contract Liabilities
Balance, December 31, 2020	$309
Additions	849
Revenue recognized	(699)
Balance, December 31, 2021	459
Additions	1,113
Revenue recognized	(944)
Other	(13)
Balance, December 31, 2022	$615
The balances of Sunoco LP’s contract assets and contract liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Contract Balances
Contract asset	$200	$157
Accounts receivable from contracts with customers	834	463
Costs to Obtain or Fulfill a Contract
Sunoco LP recognizes an asset from the costs incurred to obtain a contract (e.g. sales commissions) only if it expects to recover those costs. On the other hand, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future and are expected to be recovered. These capitalized costs are recorded as a part of other current assets and other non-current assets and are amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. The amount of amortization expense that Sunoco LP recognized for the years ended December 31, 2022, 2021 and 2020 was $22 million, $21 million and $18 million, respectively. Sunoco LP has also made a policy election of expensing the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.
Performance Obligations
At contract inception, the Partnership assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Partnership considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Partnership allocates the total contract consideration it expects to be entitled to, to each distinct performance obligation based on a standalone-selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied, that is, when the customer obtains control of the good or service. Certain of our contracts contain variable components, which, when combined with the fixed component are considered a single performance obligation. For these types of contracts, only the fixed component of the contracts are included in the following table.
Sunoco LP distributes fuel under long-term contracts to branded distributors, branded and unbranded third-party dealers, and branded and unbranded retail fuel outlets. Sunoco LP branded supply contracts with distributors generally have both time and volume commitments that establish contract duration. These contracts have an initial term of approximately ten years, with an estimated volume-weighted term remaining of approximately five years.
Sunoco LP is party to a 15-year take-or-pay fuel supply agreement in which the distributor is required to purchase a volume of fuel that provides Sunoco LP a minimum amount of gross profit annually. Sunoco LP expects to recognize this revenue in accordance with the contract as Sunoco LP transfers control of the product to the customer. However, in case of annual shortfall, Sunoco LP will recognize the amount payable by the distributor at the sooner of the time at which the distributor makes up the shortfall or becomes contractually or operationally unable to do so. The transaction price of the contract is variable in nature, fluctuating based on market conditions. The Partnership has elected to take the practical expedient not to estimate the amount of variable consideration allocated to wholly unsatisfied performance obligations.

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
As of December 31, 2022, the aggregate amount of transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $39.20 billion, and the Partnership expects to recognize this amount as revenue within the time bands illustrated below:

	Years Ending December 31,
	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized on contracts with customers existing as of December 31, 2022	$7,038	$6,023	$5,158	$20,982	$39,201
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
The components of operating and finance lease amounts recognized in the accompanying consolidated balance sheet as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Operating leases:
Lease right-of-use assets, net	$808	$826
Operating lease current liabilities	45	47
Accrued and other current liabilities	1	1
Non-current operating lease liabilities	798	814
Finance leases:
Property, plant and equipment, net	$1	$1
Lease right-of-use assets, net	11	12
Accrued and other current liabilities	—	1
Current maturities of long-term debt	2	3
Long-term debt, less current maturities	9	9
Other non-current liabilities	1	1

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows:

		Year Ended December 31,
	Income Statement Location	2022	2021
Operating lease costs:
Operating lease cost	Cost of goods sold	$3	$10
Operating lease cost	Operating expenses	63	78
Operating lease cost	Selling, general and administrative	22	17
Total operating lease costs		88	105
Finance lease costs:
Amortization of lease assets	Depreciation, depletion and amortization	—	1
Interest on lease liabilities	Interest expense, net of capitalized interest	—	1
Total finance lease costs		—	2
Short-term lease cost	Operating expenses	33	40
Variable lease cost	Operating expenses	13	9
Lease costs, gross		134	156
Less: Sublease income	Other revenue	40	45
Lease costs, net		$94	$111
The weighted-average remaining lease terms and weighted-average discount rates as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	21	19
Finance leases	27	29
Weighted-average discount rate (%):
Operating leases	5%	5%
Finance leases	4%	4%
Cash flows and non-cash activity related to leases for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Operating cash flows from operating leases	$(133)	$(147)
Lease assets obtained in exchange for new finance lease liabilities	1	9
Lease assets obtained in exchange for new operating lease liabilities	41	9

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Operating leases	Finance leases	Total
2023	$86	$3	$89
2024	81	1	82
2025	79	—	79
2026	77	—	77
2027	71	—	71
Thereafter	1,027	15	1,042
Total lease payments	1,421	19	1,440
Less: present value discount	578	6	584
Present value of lease liabilities	$843	$13	$856
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
Sunoco LP’s future minimum operating lease payments receivable as of December 31, 2022 are as follows:

Lease Payments
2023	$67
2024	47
2025	45
2026	43
2027	41
Thereafter	25
Total undiscounted cash flows	$268
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
We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. At hedge inception, we lock in a margin by purchasing gas in the spot market or off-peak season and entering into a financial contract. Changes in the spreads between the forward natural gas prices and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized.
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

We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of natural gas, refined products and NGLs to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our intrastate transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our intrastate transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.
The following table details our outstanding commodity-related derivatives:

	December 31, 2022		December 31, 2021
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (BBtu):
Fixed Swaps/Futures	145	2023	585	2022-2023
Basis Swaps IFERC/NYMEX(1)	(39,563)	2023	(66,665)	2022
Power (Megawatt):
Forwards	—	2023-2029	653,000	2023-2029
Futures	(21,384)	2023	(604,920)	2022-2023
Options – Puts	119,200	2023	(7,859)	2022
Options – Calls	—	—	(30,932)	2022
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	42,440	2023-2024	6,738	2022-2023
Swing Swaps IFERC	(202,815)	2023-2024	(106,333)	2022-2023
Fixed Swaps/Futures	(15,758)	2023-2025	(63,898)	2022-2023
Forward Physical Contracts	2,423	2023-2024	(5,950)	2023
NGL (MBbls) – Forwards/Swaps	6,934	2023-2025	8,493	2022-2024
Crude (MBbls) – Forwards/Swaps	795	2023-2024	3,672	2022-2023
Refined Products (MBbls) – Futures	(3,547)	2023-2024	(3,349)	2022-2023
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (BBtu):
Basis Swaps IFERC/NYMEX	(37,448)	2023	(40,533)	2022
Fixed Swaps/Futures	(37,448)	2023	(40,533)	2022
Hedged Item – Inventory	37,448	2023	40,533	2022
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2022	December 31, 2021
July 2022 (2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$400
July 2023 (2)(3)	Forward-starting to pay a fixed rate of 3.845% and receive a floating rate	—	200
July 2024 (2)	Forward-starting to pay a fixed rate of 3.512% and receive a floating rate	400	200
(1)Floating rates are based on either SOFR or three-month LIBOR.
(2)Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
(3) This interest rate swap was terminated and settled in 2022.
Credit Risk and Customers
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$87	$46	$(7)	$(3)
	87	46	(7)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	506	173	(411)	(156)
Commodity derivatives	95	53	(108)	(52)
Interest rate derivatives	—	—	(23)	(387)
	601	226	(542)	(595)
Total derivatives	$688	$272	$(549)	$(598)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives without offsetting agreements	Derivative liabilities	$—	$—	$(23)	$(387)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	95	53	(108)	(52)
Broker cleared derivative contracts	Other current assets (liabilities)	593	219	(418)	(159)
		688	272	(549)	(598)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(85)	(43)	85	43
Counterparty netting	Other current assets (liabilities)	(359)	(150)	359	150
Total net derivatives		$244	$79	$(105)	$(405)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2022	2021	2020
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$83	$(6)	$8
Commodity derivatives – Non-trading	Cost of products sold	41	(141)	(34)
Interest rate derivatives	Gains (losses) on interest rate derivatives	293	61	(203)
Total		$417	$(86)	$(229)
15.RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees, including those of Sunoco LP and USAC. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $79 million, $65 million and $35 million to these 401(k) savings plans for the years ended December 31, 2022, 2021 and 2020, respectively.
As a result of the economic conditions in 2020, effective June 8, 2020, the Partnership ceased employer matching and profit sharing contributions through December 31, 2020. The Partnership resumed all such contributions in 2021.

Pension and Other Postretirement Benefit Plans
Certain of the Partnership’s subsidiaries sponsor pension and/or other postretirement benefit plans that provide benefits to a defined group of retirees. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2022			December 31, 2021
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$50	$26	$195	$55	$31	$208
Service cost	—	—	1	—	—	1
Interest cost	1	1	4	1	1	4
Benefits paid, net	(1)	(3)	(14)	(2)	(4)	(16)
Actuarial gain and other	(8)	(3)	(38)	(2)	(2)	(2)
Settlements	—	—	—	(2)	—	—
Energy Transfer Canada sale	(20)	(2)	—	—	—	—
Benefit obligation at end of period	22	19	148	50	26	195

Change in plan assets:
Fair value of plan assets at beginning of period	44	—	311	45	—	291
Return on plan assets and other	(4)	—	(41)	2	—	26
Employer contributions	1	—	3	1	—	10
Benefits paid, net	(1)	—	(14)	(2)	—	(16)
Settlements	—	—	—	(2)	—	—
Energy Transfer Canada sale	(20)	—	—	—	—	—
Fair value of plan assets at end of period	20	—	259	44	—	311

Amount underfunded (overfunded) at end of period	$2	$19	$(111)	$6	$26	$(116)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$127	$—	$—	$138
Current liabilities	—	(3)	(2)	—	(4)	(2)
Non-current liabilities	(2)	(16)	(14)	(6)	(22)	(20)
	$(2)	$(19)	$111	$(6)	$(26)	$116

Amounts recognized in accumulated other comprehensive income (pre-tax basis) consist of:
Net actuarial gain (loss)	$—	$(2)	$5	$—	$1	$(27)
Prior service cost (credit)	—	—	(3)	—	—	19
	$—	$(2)	$2	$—	$1	$(8)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2022			December 31, 2021
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$22	$19	N/A	$50	$26	N/A
Accumulated benefit obligation	22	19	148	50	26	195
Fair value of plan assets	20	—	259	44	—	311
Components of Net Periodic Benefit Cost

	December 31, 2022		December 31, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$1	$—	$1
Interest cost	2	4	2	4
Expected return on plan assets	(2)	(11)	(2)	(11)
Prior service cost amortization	—	19	—	19
Net periodic benefit cost	$—	$13	$—	$13
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the following table:

	December 31, 2022		December 31, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	5.00%	2.46%	2.79%	2.24%
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the following table:

	December 31, 2022		December 31, 2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	2.70%	2.58%	2.57%	2.18%
Expected return on assets:
Tax exempt accounts	7.00%	7.00%	4.76%	7.00%
Taxable accounts	—	4.75%	—	4.75%
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

The assumed health care cost trend weighted-average rates used to measure the expected cost of benefits covered by the plans are shown in the following table:

	December 31,
	2022	2021
Health care cost trend rate	7.48%	7.14%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.18%	4.95%
Year that the rate reaches the ultimate trend rate	2030	2028
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2	$2	$—	$—
Mutual funds (1)	18	18	—	—
Total	$20	$20	$—	$—
(1)Comprised of approximately 100% equities as of December 31, 2022.

		Fair Value Measurements at December 31, 2021
	Fair Value Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$1	$1	$—	$—
Mutual funds (1)	24	24	—	—
Fixed income securities	19	—	19	—
Total	$44	$25	$19	$—
(1)Comprised of approximately 100% equities as of December 31, 2021.

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2022
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$19	$19	$—	$—
Mutual funds(1)	146	146	—	—
Fixed income securities	94	—	94	—
Total	$259	$165	$94	$—
(1)Primarily composed of market index funds as of December 31, 2022.

		Fair Value Measurements at December 31, 2021
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$22	$22	$—	$—
Mutual funds(1)	175	175	—	—
Fixed income securities	114	—	114	—
Total	$311	$197	$114	$—
(1)Primarily composed of market index funds as of December 31, 2021.
The Level 1 plan assets are valued based on active market quotes. The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $5 million to pension plans and $1 million to other postretirement plans in 2023. The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
The Partnership’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the following table:

Years	Pension Benefits - Funded Plans	Pension Benefits - Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2023	$1	$4	$16
2024	1	3	15
2025	1	3	15
2026	1	2	14
2027	1	2	13
2028 – 2032	7	6	55
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.
The Partnership does not expect to receive any Medicare Part D subsidies in any future periods.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2022	2021	2020
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$6,954	$7,307	$2,312
Intersegment revenues	864	1,264	232
	7,818	8,571	2,544
Interstate transportation and storage:
Revenues from external customers	2,185	1,802	1,841
Intersegment revenues	66	39	20
	2,251	1,841	1,861
Midstream:
Revenues from external customers	4,114	2,620	1,944
Intersegment revenues	12,987	8,696	3,082
	17,101	11,316	5,026
NGL and refined products transportation and services:
Revenues from external customers	21,414	16,989	8,501
Intersegment revenues	4,243	2,972	2,012
	25,657	19,961	10,513
Crude oil transportation and services:
Revenues from external customers	25,980	17,442	11,674
Intersegment revenues	2	4	5
	25,982	17,446	11,679
Investment in Sunoco LP:
Revenues from external customers	25,677	17,571	10,653
Intersegment revenues	52	25	57
	25,729	17,596	10,710
Investment in USAC:
Revenues from external customers	689	621	655
Intersegment revenues	16	12	12
	705	633	667
All other:
Revenues from external customers	2,863	3,065	1,374
Intersegment revenues	711	411	464
	3,574	3,476	1,838
Eliminations	(18,941)	(13,423)	(5,884)
Total revenues	$89,876	$67,417	$38,954

	Years Ended December 31,
	2022	2021	2020
Cost of products sold:
Intrastate transportation and storage	$6,000	$4,769	$1,478
Interstate transportation and storage	25	11	—
Midstream	12,682	8,569	2,598
NGL and refined products transportation and services	21,656	16,248	7,139
Crude oil transportation and services	22,917	14,759	8,838
Investment in Sunoco LP	24,350	16,246	9,654
Investment in USAC	111	85	82
All other	3,328	3,068	1,527
Eliminations	(18,837)	(13,360)	(5,829)
Total cost of products sold	$72,232	$50,395	$25,487

	Years Ended December 31,
	2022	2021	2020
Depreciation, depletion and amortization:
Intrastate transportation and storage	$209	$191	$185
Interstate transportation and storage	513	457	411
Midstream	1,351	1,190	1,140
NGL and refined products transportation and services	865	778	667
Crude oil transportation and services	663	588	640
Investment in Sunoco LP	193	177	189
Investment in USAC	237	239	239
All other	133	197	207
Total depreciation, depletion and amortization	$4,164	$3,817	$3,678

	Years Ended December 31,
	2022	2021	2020
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$17	$20	$18
Interstate transportation and storage	175	140	17
Midstream	19	24	24
NGL and refined products transportation and services	42	51	60
Crude oil transportation and services	—	10	(2)
All other	4	1	2
Total equity in earnings of unconsolidated affiliates	$257	$246	$119

	Years Ended December 31,
	2022	2021	2020
Segment Adjusted EBITDA:
Intrastate transportation and storage	$1,396	$3,483	$863
Interstate transportation and storage	1,753	1,515	1,680
Midstream	3,210	1,868	1,670
NGL and refined products transportation and services	3,025	2,828	2,802
Crude oil transportation and services	2,187	2,023	2,258
Investment in Sunoco LP	919	754	739
Investment in USAC	426	398	414
All Other	177	177	105
Adjusted EBITDA (consolidated)	$13,093	$13,046	$10,531

	Years Ended December 31,
	2022	2021	2020
Reconciliation of net income to Adjusted EBITDA:
Net income	$5,868	$6,687	$140
Depreciation, depletion and amortization	4,164	3,817	3,678
Interest expense, net of interest capitalized	2,306	2,267	2,327
Income tax expense	204	184	237
Impairment losses and other	386	21	2,880
(Gains) losses on interest rate derivatives	(293)	(61)	203
Non-cash compensation expense	115	111	121
Unrealized (gains) losses on commodity risk management activities	(42)	(162)	71
Inventory valuation adjustments	(5)	(190)	82
Losses on extinguishments of debt	—	38	75
Adjusted EBITDA related to unconsolidated affiliates	565	523	628
Equity in earnings of unconsolidated affiliates	(257)	(246)	(119)
Impairment of investments in unconsolidated affiliates	—	—	129
Other, net	82	57	79
Adjusted EBITDA (consolidated)	$13,093	$13,046	$10,531

	December 31,
	2022	2021	2020
Segment assets:
Intrastate transportation and storage	$6,609	$7,322	$6,308
Interstate transportation and storage	17,979	17,774	17,582
Midstream	21,851	21,960	18,583
NGL and refined products transportation and services	27,903	28,160	21,423
Crude oil transportation and services	19,200	19,649	17,960
Investment in Sunoco LP	6,830	5,815	5,267
Investment in USAC	2,666	2,768	2,949
All other and eliminations	2,605	2,515	5,072
Total segment assets	$105,643	$105,963	$95,144

	Years Ended December 31,
	2022	2021	2020
Additions to property, plant and equipment (1):
Intrastate transportation and storage	$179	$52	$49
Interstate transportation and storage	644	159	150
Midstream	1,004	484	487
NGL and refined products transportation and services	507	751	2,403
Crude oil transportation and services	246	343	291
Investment in Sunoco LP	186	174	124
Investment in USAC	169	60	119
All other	91	135	136
Total additions to property, plant and equipment (1)	$3,026	$2,158	$3,759
(1)Amounts are presented on the accrual basis, net of contributions in aid of constructions costs. Amounts exclude acquisitions and include only the Partnership’s proportionate share of capital expenditures related to joint ventures.

	December 31,
	2022	2021	2020
Investments in unconsolidated affiliates:
Intrastate transportation and storage	$139	$110	$89
Interstate transportation and storage	2,201	2,209	2,278
Midstream	54	101	110
NGL and refined products transportation and services	446	476	509
Crude oil transportation and services	—	—	22
All other	53	51	52
Total investments in unconsolidated affiliates	$2,893	$2,947	$3,060